Form 10-K
period 1993-12-31
MELLON BANK CORP
filed 1994-03-31
CIK 64782

- --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- --------------------------------------------------------------------------------

                                   FORM 10-K
             [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       or
           [   ] Transition Report Pursuant to Section 13 or 15(d) of
           the Securities and Exchange Act of 1934 [No Fee Required]
                           Commission File No. 1-7410

                            MELLON BANK CORPORATION
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               25-1233834
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                             One Mellon Bank Center
                      Pittsburgh, Pennsylvania 15258-0001
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code - (412) 234-5000
          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
Common Stock, $0.50 Par Value                           New York Stock Exchange
Rights to Purchase Common Stock                         New York Stock Exchange
Preferred Stock, Series H, $1.00 Par Value              New York Stock Exchange
Preferred Stock, Series I, $1.00 Par Value              New York Stock Exchange
Preferred Stock, Series J, $1.00 Par Value              New York Stock Exchange
Preferred Stock, Series K, $1.00 Par Value              New York Stock Exchange
7-1/4% Convertible Subordinated Capital Notes Due 1999  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      [ X ]  Yes    [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [ X ]

As of February 15, 1994, there were 63,583,252 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 63,073,355 common shares having a market value of $3,405,961,000 were held by nonaffiliates. As of such date, there were 2,236,226 shares outstanding of the registrant's Series D Junior Preferred Stock, $1.00 par value per share, of which 2,164,154 shares having an aggregate issue price of $37,873,000 were held by nonaffiliates. Such shares of Series D Junior Preferred Stock, which are not publicly traded, are subject to voting covenants.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Annual Report.
        Mellon Bank Corporation 1994 Proxy Statement-Part III
        Mellon Bank Corporation 1993 Annual Report to Shareholders-Parts I, II and IV


- --------------------------------------------------------------------------------

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 27, including the Financial Review and Statements and Notes; Principal Locations and Operating Entities; Directors and Senior Management Committee; and Corporate Information Sections of the Registrant's 1993 Annual Report to Shareholders. Copies of the Registrant's 1993 Annual Report to Shareholders and the Proxy Statement for its 1994 Annual Meeting may be obtained free of charge by writing to:



                                         Secretary,
                                         Mellon Bank Corporation
                                         Room 1820
                                         One Mellon Bank Center
                                         500 Grant Street
                                         Pittsburgh, Pennsylvania  15258-0001

                            MELLON BANK CORPORATION
                                Form 10-K Index
________________________________________________________________________________

                                        PART I                                                      Page
Item 1.    Business

           Description of Business                                                                    4
           Supervision and Regulation                                                                 7
           Competition                                                                                9
           Employees                                                                                 10
           Statistical Disclosure by Bank Holding Companies                                          10

Item 2.    Properties                                                                                17

Item 3.    Legal Proceedings                                                                         18

Item 4.    Submission of Matters to a Vote of Security Holders                                       20

Executive Officers of the Registrant                                                                 21


                                        PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                     23

Item 6.    Selected Financial Data                                                                   23

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations     24

Item 8.    Financial Statements and Supplementary Data                                               24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      24


                                        PART III

Item 10.   Directors and Executive Officers of the Registrant                                        24

Item 11.   Executive Compensation                                                                    24

Item 12.   Security Ownership of Certain Beneficial Owners and Management                            24

Item 13.   Certain Relationships and Related Transactions                                            24


                                        PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          25

                                     PART I

ITEM 1.  BUSINESS

Description of Business

Mellon Bank Corporation (the "Corporation") is a multibank holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's banking subsidiaries are located in the states of Pennsylvania, Massachusetts, Delaware and Maryland, while other subsidiaries are located in key business centers throughout the United States and abroad. At December 31, 1993, the Corporation was the twenty-third largest bank holding company in the United States in terms of assets.

The Corporation's principal wholly owned subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Mellon Bank (DE) National Association, Mellon Bank (MD) and a number of companies known as Mellon Financial Services Corporations. The Corporation's banking subsidiaries engage in domestic retail banking, worldwide commercial banking, trust banking, investment management and other financial services and various securities-related activities.

Mellon Bank, which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. Mellon Bank is comprised of six operating regions:

           Mellon Bank-Western Region, which includes Mellon Bank's Pittsburgh-based executive offices, serves consumer and small to mid-sized commercial markets in western Pennsylvania, as well as large commercial and financial institution markets throughout the United States and selected international markets.

           Mellon Bank-Central Region, headquartered in State College, Pennsylvania, serves consumer and small to mid-sized commercial markets in central Pennsylvania.

           Mellon Bank-Commonwealth Region, headquartered in Harrisburg, Pennsylvania, serves consumer and small to mid-sized commercial markets in south central Pennsylvania.

           Mellon Bank-Northern Region, headquartered in Erie, Pennsylvania, serves consumer and small to mid-sized commercial markets in northwestern Pennsylvania.

           Mellon Bank - Northeastern Region, headquartered in Wilkes-Barre, Pennsylvania, serves consumer and small to mid-sized commercial markets in northeastern Pennsylvania.

           Mellon PSFS, headquartered in Philadelphia, Pennsylvania, serves consumer and small commercial markets in eastern Pennsylvania and mid-sized commercial customers in eastern Pennsylvania and portions of New Jersey.

           On December 21, 1993, the Corporation completed its acquisition of AFCO Credit Corporation (AFCO) and CAFO, Inc. AFCO is headquartered in New York, New York, while CAFO is headquartered in Toronto, Canada. These companies provide property and casualty insurance premium financing to small, mid-size and large companies. AFCO is a subsidiary of Mellon Bank, N.A. CAFO is a subsidiary of Mellon Bank Canada.

TBC, through Boston Safe Deposit and Trust Company and other subsidiaries, engages in the business of mutual fund administration, institutional trust and custody, institutional asset management and private banking services. TBC is headquartered in Boston, Massachusetts.

Mellon Bank (DE) National Association, headquartered in Wilmington, Delaware, serves consumer and small to mid-sized commercial markets throughout Delaware, and provides nationwide cardholder processing services. Mellon Bank (MD) is headquartered in Rockville, Maryland, and serves consumer and small to mid-sized commercial markets throughout Maryland. Mellon Bank (MD) has a Maryland state charter and is a member of the Federal Reserve System.

The Corporation's banking subsidiaries operate 631 domestic retail banking locations, including 432 branch offices. The deposits of the national banking subsidiaries, Boston Safe Deposit and Trust and Mellon Bank (MD) are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

Other subsidiaries of the Corporation provide a broad range of bank-related services -- including commercial financial services, equipment leasing, residential real estate loan financing, commercial loan financing, stock transfer services, cash management, mortgage servicing, numerous trust and investment management services and real estate investment management services. The types of financial products and services offered by the Corporation's subsidiaries are subject to ongoing change.

For analytical purposes, management has focused the Corporation into four business sectors: Wholesale Banking, Retail Financial Services and Service Products, which comprise the core business sectors, and Real Estate Banking. Further information regarding the Corporation's designated business sectors is presented in the Business Sectors section on pages 20 through 22 of the Corporation's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented below. There is considerable interrelationship among these sectors.

           Wholesale Banking

           The Corporation provides lending and other wholesale banking services to domestic and selected international markets through its Corporate Banking, Capital Markets and Leasing departments. These markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations and various financial institutions--including banks, securities broker/dealers, insurance companies, finance companies and mutual funds. The Corporation also offers corporate finance and rate/risk management products; syndicates, participates out and sells loans; offers a variety of capital markets products and services, including private placements and money market and foreign exchange transactions; and provides equipment leasing, financing and lease advisory services. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking, provides corporate banking and capital markets services, and engages in funding and trading activities.

           As part of the Corporation's Wholesale Banking sector, Middle Market Banking serves companies in the Central Atlantic region with annual sales between $10 million and $250 million and provides specialized lending expertise to state and local governments in its regional markets and health care on a national basis. It also operates a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. The Middle Market Banking department sells the Corporation's full complement of banking products and services to its customers.

           Retail Financial Services

           Retail financial products and services are offered through the Corporation's banking subsidiaries in the Central Atlantic region.

           Retail Financial Services

           This banking network provides a full range of products to individuals and small businesses including short and long-term credit facilities, mortgages, credit cards, investment products, checking, savings, and time deposits, money market accounts, money transfer, safe deposit facilities, access to automated teller machines and cash management services. These services are delivered through a combination of the Corporation's 402 branch offices, 29 supermarket facilities, 586 ATMs, 7 loan sales offices and a telephone banking center.

           Service Products

           The Corporation offers a number of service products through its various subsidiaries. These fee-based businesses generally are not as asset or capital intensive as are the Wholesale and Retail Financial Services sectors.

           The Corporation's subsidiaries provide a wide variety of trust and investment management services operating under the umbrella name "Mellon Trust". These include corporate trust, master trust, personal trust, investment-related services, mutual fund administration, custody and account administration services. The Corporation also owns a number of subsidiaries that provide a variety of active and passive equity and fixed income investment management services, including management of international securities and real estate assets; security transfer agency services; and accounting and processing related services. Through these functions, the Corporation serves the employee benefit, institutional and individual markets.

           On May 21, 1993, the Corporation completed its acquisition of TBC. The Corporation now ranks among the largest national competitors in each of these major trust and investment businesses: mutual fund administration; institutional trust and custody; institutional asset management; and private banking management. In December 1993, the Corporation entered into a definitive agreement to merge with The Dreyfus Corporation (Dreyfus). Completion of the merger is subject to the approval of the shareholders of the Corporation and Dreyfus, various regulatory approvals and certain approvals by the shareholders of the mutual funds advised by Dreyfus. Upon completion of the merger with Dreyfus, the Corporation expects to substantially increase its trust and investment management fee revenue and become the largest bank manager of mutual funds.
           Further information regarding these transactions is presented in the Corporation's 1993 Annual Report to Shareholders in the Significant events in 1993 section on page 19 and in note 21 of Notes to Financial Statements on pages 71 and 72, which portions are incorporated herein by reference.

           The Global Cash Management department provides a broad range of cash management services, including check collections and disbursements, remittance processing, electronic funds transfer services, information reporting and automated investment services.

           Also included in the service products sector are the core servicing functions of the Corporation's mortgage banking operations, located in Houston, Denver and Cleveland, through which the Corporation originates and services residential and commercial mortgages for institutional investors and makes residential mortgage loans.

           Real Estate Banking

           Real estate banking consists of the Corporation's commercial real estate lending activities, through which it originates financing for residential, commercial, multifamily and other projects.

The 1993 Annual Report to Shareholders summarizes principal locations and operating entities on pages 78 through 80, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the subsidiaries of the Corporation as of December 31, 1993.


Supervision and Regulation

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, the Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. Certain of the Corporation's subsidiaries are themselves bank holding companies under the Act.

The Corporation's national banking subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"); Boston Safe Deposit and Trust Company ("BSDT") is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Massachusetts Office of the Commissioner of Banks; and Mellon Bank (MD) is subject to supervision, regulation and examination by the Federal Reserve Board and the State of Maryland. Mellon Securities Trust Company and Boston Safe Deposit and Trust Company of New York are New York trust companies and are supervised by the New York State Department of Banking. Boston Safe Deposit and Trust Company of California is a California trust company and is supervised by the State of California Banking Department.

The Corporation's securities-related subsidiaries are regulated by the Securities and Exchange Commission (the "SEC"). InvestNet, a subsidiary of the Corporation, conducts a brokerage operation and Mellon Investment Products Company, a subsidiary of Mellon Bank, engages in the sale, as agent, of certain mutual fund and unit investment trust products. Both InvestNet and Mellon Investment Products Company are registered broker/dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain subsidiaries of the Corporation are registered investment advisers under the Investment Advisers Act of 1940 and, as such, are supervised by the SEC. Certain of the Corporation's public finance activities are regulated by the Municipal Securities Rulemaking Board. Mellon Bank and certain of the Corporation's other subsidiaries are registered with the Commodity Futures Trading Commission (the "CFTC") as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The Corporation and its subsidiaries are subject to an extensive scheme of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, loans and investments, rates of interest that can be charged on loans and reserves. The Corporation and its subsidiaries also are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their business. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and its subsidiaries.

Pennsylvania legislation authorizes bank holding companies in any state to acquire Pennsylvania banks or bank holding companies provided that Pennsylvania bank holding companies enjoy reciprocal privileges in those jurisdictions.
Most states outside the Southeast currently have such reciprocal laws. As a result, the Corporation can acquire banks in any state which has a reciprocal law.

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its banking subsidiaries and on the ability of such banking subsidiaries to pay dividends to the Corporation. These restrictions are discussed in note 16 of the Notes to Financial Statements on page 62 of the Corporation's 1993 Annual Report to Shareholders. This note is incorporated herein by reference.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation, its Maryland banking subsidiary and its non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to BSDT.

The deposits of each of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") of the FDIC. The FDIC has adopted a risk-based assessment system to replace the previous flat-rate system. The risk-based system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Under this risk-based system, the assessment rate imposed on banks ranges from 23 cents for each $100 of domestic deposits for the healthiest institutions to 31 cents for each $100 of domestic deposits for the weakest institutions.

The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision which could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Corporation. Also, under Federal Reserve Board policy, the Corporation may be expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be: "well capitalized" if the institution has a Total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At December 31, 1993, the Corporation and all of the Corporation's banking subsidiaries fell into the well capitalized category based on the ratios and guidelines noted above.

The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

Legislation enacted in August 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

During 1993, regulatory guidelines were adopted, and legislation was proposed in Congress, to address concerns regarding retail sales by banks of various nondeposit investment products, including mutual funds. Legislative and regulatory attention to these matters is likely to continue, and may intensify, in the future. Although existing statutory and regulatory requirements in this regard have not had a significant effect on the Corporation's business, there can be no assurance that future requirements will not have such an effect on the Corporation's business, as currently conducted or as proposed to be conducted after the proposed merger with The Dreyfus Corporation. Various other legislation, including proposals to restructure the banking regulatory system, provide for nationwide interstate banking and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.


Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from banks; other domestic and foreign financial institutions, such as savings and loan associations, savings banks, finance companies and credit unions; and other providers of financial services, such as money market funds, brokerage firms, investment companies, credit companies and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Service Products business sector, the Corporation competes with a wide range of technologically capable service providers.

In terms of domestic deposits, Mellon Bank is the largest commercial banking institution in Pennsylvania where it competes with approximately 260 commercial banks, 140 thrifts and numerous credit unions and consumer finance institutions. Mellon Bank competes with approximately 30 commercial banks and 40 thrifts in the six-county Pittsburgh area of Western Pennsylvania. Mellon Bank competes with approximately 45 commercial banks and 50 thrifts in the five-county Philadelphia area, one of the largest metropolitan areas in the United States. In most of the markets in which the Corporation's banking subsidiaries operate, they compete with large regional and other banking organizations in making commercial, industrial and consumer loans, and in providing products and services.

Competition has continued to increase in recent years in many areas in which the Corporation and its subsidiaries operate, in substantial part because other types of financial institutions and other entities are increasingly engaging in activities traditionally engaged in by commercial banks. Commercial banks face significant competition in acquiring quality assets due to such factors as the increase in commercial paper and long-term debt issued by industrial companies, increased activities by foreign banks and credit unions, and the increased lending powers granted to and employed by many types of thrift institutions and credit unions. Commercial banks also face competition in attracting deposits at reasonable prices due to the activities of money market funds; increased activities of non-bank deposit takers, including brokerage firms; alternatives presented by foreign banks; and the increased availability of demand deposit type accounts at thrift institutions and credit unions. Unlike the Corporation, many of these competitors, with the particular exception of thrift institutions, are not subject to regulation as extensive as that described under the "Supervision and Regulation" section and, as a result, they may have a competitive advantage over the Corporation in certain respects.


Employees

The Corporation and its subsidiaries had approximately 21,400 full-time equivalent employees in December 1993.


Statistical Disclosure by Bank Holding Companies

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

      Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3, ("Guide 3") is presented in the Rate/Volume Variance Analysis on page 11. Required information is also presented in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 76 and 77, and in Net Interest Revenue, on page 22, which is incorporated herein by reference.

RATE/VOLUME VARIANCE ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------
                                                                     Year ended December 31,
                                                -----------------------------------------------------------------------
                                                   1993 over (under) 1992                    1992 over (under) 1991
                                                  ------------------------                  --------------------------
                                                Due to change in        Net               Due to change in        Net
                                                ----------------                          ----------------
(in millions)                                   Rate      Volume       change             Rate      Volume       change
                                               -----     -------      -------            -----     -------      -------
Increase (decrease) in interest
 revenue from interest-earning
 assets:

 Interest-bearing deposits with banks         $  (5)      $  28        $  23            $ (21)      $   6        $ (15)
 Federal funds sold and securities
  purchased under agreements to resell           (4)         31           27              (17)          9           (8)
 Other money market investments                   -           3            3                -           1            1
 Trading account securities                      (3)         (3)          (6)              (2)          -           (2)
 Securities:
   U.S. Treasury and agency securities          (99)        (96)        (195)             (60)         98           38
   Obligations of states and political
    subdivisions                                 (1)          -           (1)              (1)        (33)         (34)
   Other                                         (7)        (10)         (17)              (6)        (15)         (21)
 Loans (includes loan fees)                    (142)        267          125             (251)        (26)        (277)
                                              -----       -----        -----            -----       -----        -----
      Total                                    (261)        220          (41)            (358)         40         (318)

Increase (decrease) in interest
 expense on interest-bearing
 liabilities:

 Deposits in domestic offices:
   Demand                                       (44)          6          (38)             (28)         11          (17)
   Money market and other savings accounts     (106)         61          (45)            (105)         33          (72)
   Retail savings certificates                  (82)         (1)         (83)            (179)        (38)        (217)
   Negotiable certificates of deposit            (2)         (2)          (4)              10         (39)         (29)
   Other time deposits                           (1)          -           (1)              (3)          2           (1)
 Deposits in foreign offices                    (14)          5           (9)             (21)        (12)         (33)
 Federal funds purchased and securities
  sold under agreements to repurchase            (6)        (17)         (23)             (42)        (33)         (75)
 Other short-term borrowings                      1         (17)         (16)             (19)          3          (16)
 Notes and debentures (with original
  maturities over one year)                     (12)         39           27              (17)         (6)         (23)
                                              -----       -----        -----            -----       -----        -----
      Total                                    (266)         74         (192)            (404)        (79)        (483)
                                              -----       -----        -----            -----       -----        -----

Increase in net
 interest revenue                             $   5       $ 146        $ 151            $  46       $ 119        $ 165
                                              =====       =====        =====            =====       =====        =====



Note: Amounts are calculated on a taxable equivalent basis where applicable, at tax rates approximating 35% in 1993 and 34% in 1992 and 1991, and are before the effect of reserve requirements. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

II.  Securities Portfolio

  A.  Book values of securities at year end are as follows:



                                                                 December 31,
                                                     ---------------------------------
                                                       1993         1992          1991
                                                     ------       ------        ------
      (in millions)
      U.S. Treasury and agency securities            $4,737       $5,340        $5,049
      Obligations of states and political
       subdivisions                                       6            2            39
      Other securities:
         Other mortgage-backed securities               107          168           463
         Bonds, notes and debentures                    103          174           139
         Stock of Federal Reserve Bank                   44           38            38
         Other                                           15           16            16
                                                     ------       ------        ------
           Total other securities                       269          396           656
                                                     ------       ------        ------
           Total securities                          $5,012       $5,738        $5,744
                                                     ======       ======        ======

  B.  Maturity Distribution of Securities

      Information required by this section of Guide 3 is presented in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 50 through 52, which note is incorporated herein by reference.

III.  Loan Portfolio

      A.   Types of Loans

           Information required by this section of Guide 3 is presented in the Credit Risk and Asset Quality section of the Financial Section of the Corporation's 1993 Annual Report to Shareholders on pages 31 through 40 which portions are incorporated herein by reference.

      B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

           Maturity distribution of loans at December 31, 1993:

           (in millions)                                       Within 1 year*        1-5 years     Over 5 years            Total
           ---------------------------------------------------------------------------------------------------------------------
           Domestic:**
             Commercial and financial                                  $4,543           $2,829           $1,719          $ 9,091
             Commercial real estate                                       484              786              451            1,721
           ---------------------------------------------------------------------------------------------------------------------
                Total domestic                                          5,027            3,615            2,170           10,812
           International                                                  601              104              245              950
           ---------------------------------------------------------------------------------------------------------------------
                Total                                                  $5,628           $3,719           $2,415          $11,762
           ---------------------------------------------------------------------------------------------------------------------

           Note: Maturity distributions are based on remaining contractual maturities.
             * Includes demand loans and loans with no stated maturity.
            ** Excludes consumer mortgages, other consumer credit and lease finance assets.


           Sensitivity of loans at December 31, 1993 to Changes in Interest
           Rates:


                                                                              Domestic       International
           (in millions)                                                   operations*          operations                 Total
           ---------------------------------------------------------------------------------------------------------------------
           Loans due in one year or less**                                     $ 5,027                $601               $ 5,628
           Loans due after one year:
             Variable rates                                                      4,942                 221                 5,163
             Fixed rates                                                           843                 128                   971
           ---------------------------------------------------------------------------------------------------------------------
                Total loans                                                    $10,812                $950               $11,762
           ---------------------------------------------------------------------------------------------------------------------

           Note: Maturity distributions are based on remaining contractual maturities.
             * Excludes consumer mortgages, other consumer credit and lease finance assets.
            ** Includes demand loans and loans with no stated maturity.


      C.   Risk Elements

           Information required by this section of Guide 3 is presented in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in the Credit Risk and Asset Quality section on pages 31 through 40, which portions are incorporated herein by reference.

IV.      Summary of Loan Loss Experience

         The Corporation employs various estimation techniques in developing the credit loss reserve. Management reviews the specific circumstances of individual loans subject to more than the customary potential for exposure to loss. In establishing the level of the reserve, management also identifies market concentrations, changing business trends, industry risks and general economic conditions that may adversely affect loan collectibility. In addition, management assesses volatile factors such as interest rates and real estate market conditions that may significantly alter loss potential. Based on this evaluation, management believes that the credit loss reserve is adequate to absorb future losses inherent in the portfolio.

         The reserve is not specifically associated with individual loans or portfolio segments. Thus, the reserve is available to absorb credit losses arising from any individual loan or portfolio segment. When losses on specific loans are identified, management charges off the portion deemed uncollectible. In view of the fungible nature of the reserve and management's practice of charging off known losses, the Corporation does not maintain truly specific reserves on any loan. However, management has developed a loan loss reserve methodology designed to provide procedural discipline in assessing the adequacy of the reserve. The allocation of the Corporation's reserve for credit losses presented below is based on this loan loss reserve methodology.

                                                                                            December 31,
                                                                        ---------------------------------------------------------
                                                                         1993          1992       1991         1990         1989
                                                                        -----         -----      -----        -----        -----
         (in millions)
         Domestic reserve:
          Commercial and financial                                       $182          $170       $193         $163         $136
          Real estate:
             Commercial                                                   189           212        277          242          145
             Consumer                                                      91            18          9            9            7
          Consumer credit                                                 102            83         77           48           44
          Lease financing                                                  15             4          6            6            6
                                                                         ----          ----       ----         ----         ----
                Total domestic reserve                                    579           487        562          468          338

          International reserve                                            21            19         34           57          272
                                                                         ----          ----       ----         ----         ----
                Total reserve                                            $600          $506       $596         $525         $610
                                                                         ====          ====       ====         ====         ====


         Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1989-1993 are set forth in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in the Credit Management section on page 31, the Reserve for Credit Losses and Review of Net Credit Losses section on pages 39 and 40, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 48 and in note 5 on page 52; which portions are incorporated herein by reference.

         For each category on the prior page, the ratio of loans to consolidated total loans is as follows:

                                                                                           December 31,
                                                                       ---------------------------------------------------------
                                                                        1993         1992        1991         1990         1989
                                                                       ------       ------      ------       ------       ------
         Domestic banking:
          Commercial and financial                                     37.2%        40.7%       43.3%        43.2%        49.1%
          Real estate:
             Commercial                                                 7.0          9.4        10.3         11.8         13.7
             Consumer                                                  33.4         21.4        17.3         15.6          7.6
          Consumer credit                                              15.6         18.1        18.4         17.5         17.3
          Lease financing                                               2.9          3.2         3.4          3.7          2.2
                                                                      -----        -----       -----        -----        -----
               Total domestic loans                                    96.1         92.8        92.7         91.8         89.9

         International loans                                            3.9          7.2         7.3          8.2         10.1
                                                                      -----        -----       -----        -----        -----
               Total loans                                            100.0%       100.0%      100.0%       100.0%       100.0%
                                                                      =====        =====       =====        =====        =====


V.       Deposits

         Maturity distribution of domestic time deposits at December 31, 1993

                                                                       Within           4-6       7-12         Over
         (in millions)                                               3 months        months     months       1 year        Total
         -----------------------------------------------------------------------------------------------------------------------
         Time certificates of deposit in denominations
          of $100,000 or greater                                       $  401        $  189     $  110       $  236       $  936
         Time certificates of deposit in denominations
          of less than $100,000                                         1,950         1,734        920        1,524        6,128
         -----------------------------------------------------------------------------------------------------------------------
               Total time certificates of deposit                       2,351         1,923      1,030        1,760        7,064
         -----------------------------------------------------------------------------------------------------------------------
         Other time deposits in denominations
          of $100,000 or greater                                          145             1          -           28          174
         Other time deposits in denominations
          of less than $100,000                                            36             -          1            1           38
         -----------------------------------------------------------------------------------------------------------------------
               Total other time deposits                                  181             1          1           29          212
         -----------------------------------------------------------------------------------------------------------------------
               Total domestic time deposits                            $2,532        $1,924     $1,031       $1,789       $7,276
         -----------------------------------------------------------------------------------------------------------------------

         The majority of foreign deposits of approximately $1.2 billion at December 31, 1993 were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 76 and 77, which portions are incorporated herein by reference.

VI.      Return on Equity and Assets

                                                                                               Year ended December 31,
                                                                                    --------------------------------------------
                                                                                       1993             1992             1991
                                                                                    ----------       ----------       ----------
         (1) Return on total assets(a), based on:
             Net income                                                                 1.04%           1.46%              .96%
             Net income applicable to common
              stock(b)                                                                   .87            1.30               .80

         (2) Return on equity(a):
             Return on common shareholders' equity,
              based on net income applicable to
              common stock(b)                                                          11.93           21.12             15.80
             Return on total shareholders' equity,
              based on net income                                                      11.37           18.58             14.68
             Return on total shareholders' equity
              and Series A redeemable preferred
              stock(c), based on net income                                            11.37           18.58             14.30

         (3) Dividend payout ratio of common
             stock, based on:
               Primary net income per share                                            33.04           20.26             30.04
               Fully diluted net income
                per share                                                              33.06           20.61             30.37

         (4) Equity to total assets(a),
             based on:
               Common shareholders' equity                                              7.29            6.16              5.09
               Total shareholders' equity                                               9.13            7.87              6.55
               Total shareholders' equity and
                Series A redeemable preferred
                 stock(c)                                                               9.13            7.87              6.73

         (a) Computed on a daily average basis.
         (b) Computed using net income applicable to common stock after adding back Series D preferred stock dividends.
         (c) The Series A redeemable preferred stock was redeemed by the Corporation in July 1991.



VII. Short-Term Borrowings

         Information required by this section of Guide 3 is contained in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in the Consolidated Balance Sheet on page 44, and in note 9 of Notes to Financial Statements on Short-term borrowings on pages 53 and 54, which portions are incorporated herein by reference.

ITEM 2.  PROPERTIES

Pittsburgh properties
In 1983, Mellon Bank entered into a long-term lease of One Mellon Bank Center, a 54-story office building in Pittsburgh, Pennsylvania. At December 31, 1993, Mellon Bank occupied approximately 59% of the building's 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

During 1984, Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building in Pittsburgh, Pennsylvania, also known as Two Mellon Bank Center, while retaining title to the land thereunder. At December 31, 1993, Mellon Bank occupied approximately 74% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Bank Center. At December 31, 1993, Mellon Bank occupied approximately 96% of the approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

Philadelphia properties
Mellon Bank owns a building known as One Mellon Bank Center located at the corner of Broad and Chestnut Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1993, Mellon Bank occupied all of One Mellon Bank Center's approximately 63,700 square feet of rentable space.

Mellon Bank also leases a large portion of a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. At December 31, 1993, Mellon Bank leased approximately 74% of Mellon Independence Center's approximately 881,700 square feet of rentable space. Of the space leased by Mellon Bank, approximately 200,000 square feet was subleased to third parties at December 31, 1993.

In 1987, Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center, at the corner of 18th and Market Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1993, Mellon Bank leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

Boston properties
The Boston Company leases space in two downtown Boston office buildings:
41-story One Boston Place located at the corner of Court Street and Washington Street and 41-story Exchange Place located at 53 State Street. As of December 31, 1993, The Boston Company leased approximately 30% of One Boston Place's 769,150 square feet of rentable space and approximately 26% of Exchange Place's 1,063,750 square feet of rentable space. Of The Boston Company's leased space at Exchange Place, 141,900 square feet is subleased to third parties. The Boston Company also leases 82,900 square feet in the Park Square Building, 31 St. James Avenue, Boston.

As of December 31, 1993, The Boston Company also occupies space in two office buildings in the Wellington Business Center located in Medford, MA, about two miles north of downtown Boston. The Boston Company owns a substantial interest in and fully occupies the 117,000 square foot building known as Client Services Center II. Across the street, The Boston Company leases 100% of the 319,600 square foot facility known as Client Services Center III. Approximately 40% of Client Services Center III is subleased to a third party.

Other properties
Mellon Bank owns and occupies 100% of an office building in State College, Pennsylvania, which serves as the headquarters for Mellon Bank-Central Region.

Mellon Bank owns and occupies 100% of two small office buildings in Erie, Pennsylvania which serves as the headquarters of Mellon Bank-Northern Region.

Mellon Bank owns its five-story Mellon Bank-Commonwealth Region headquarters building, which includes a banking office in Harrisburg, Pennsylvania. Mellon Bank occupies approximately 80% of the approximately 75,000 square feet of rentable space in this building.

Mellon Bank owns the Mellon Bank-Northeastern Region headquarters building in Wilkes-Barre, Pennsylvania. Mellon Bank occupies approximately 9% of this building's approximately 142,000 square feet, with the remainder leased to third parties.

Mellon Bank (DE) owns a three-story office building known as the Pike Creek Building in New Castle County, Delaware, and currently occupies the building's entire 84,000 square feet of available floor space. Mellon Bank (DE) also leases approximately 16%, or 34,000 square feet, of an 18-story office building in Wilmington, Delaware.

Mellon Bank (MD) leases approximately 40% of an office building in Rockville, Maryland, which is used for its headquarters.

The banking subsidiaries' branches are located in 33 counties in western, northwestern, central, northeastern and eastern Pennsylvania, all three of Delaware's counties, four Maryland counties in the northern suburbs of Washington, D.C. and a single retail branch in Boston, Massachusetts. At December 31, 1993, the banking subsidiaries of the Corporation owned 215 of the Corporation's 432 bank branch buildings and leased the remainder with leases expiring at various times through 2020.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 78 through 80 of the Principal Locations and Operating Entities Section of the Corporation's 1993 Annual Report, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 6 of Notes to Financial Statements on page 52 of the Corporation's 1993 Annual Report, which note is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation's businesses and include suits relating to its lending, collections, servicing, investments and trust activities. Due to the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation's financial condition.

On February 12, 1991, a jury in Colorado rendered a verdict in a lender liability lawsuit in which the Corporation is one of the defendants. The jury awarded actual damages of $42 million and punitive damages of $23 million in favor of the plaintiffs. In the lawsuit, the plaintiffs contended that the Corporation breached certain obligations and failed to disclose certain information in connection with its lending relationships with the plaintiffs. On June 6, 1991, a district judge in Colorado entered a judgment reducing the award to $16 million in actual damages, plus interest, and $12 million in punitive damages. On January 27, 1994, the Colorado Court of Appeals affirmed the judgment for plaintiffs for compensatory damages in the reduced amount of $5.36 million, plus interest since November 1, 1989, and vacated the judgment for punitive damages and remanded to the trial court with the direction to reconsider the amount, if any, of punitive damages. By Colorado law, the amount of punitive damages cannot exceed the amount of the compensatory damages. The Corporation intends to petition the Colorado Court of Appeals for rehearing and it is possible that the other parties may also appeal. Because of the uncertainty as to the ultimate resolution, no provision has been made in the financial statements for this matter.

On August 7, 1992, a judge in the United States District Court for the Eastern District of Pennsylvania entered a judgment ordering Mellon Bank to reimburse certain of its trust customers the amount of sweep fees which were charged to their trust accounts since 1981, plus interest. In this class-action proceeding, the plaintiffs claimed that Mellon Bank, and other banks, breached their fiduciary duties with regard to the provision of sweep services, alleging that the banks charged unreasonable fees, failed to disclose fully their fees for sweep services and wrongfully invested sweep funds in internal or affiliated accounts or investment vehicles. The court found that the total amount of sweep fees collected by Mellon Bank since 1981 for both fiduciary and non-fiduciary accounts was approximately $55 million. On May 18, 1993, the Third Circuit Court of Appeals vacated the judgment entered by the district court and remanded the case for dismissal. On June 18, 1993, the Third Circuit Court of Appeals denied plaintiff's Petition for Rehearing. The district court ordered the case dismissed on July 6, 1993. On September 13, 1993, the plaintiffs petitioned the United States Supreme Court for a writ of certiorari, and on November 8, 1993, the Supreme Court denied this petition.

On July 28, 1993, a second lawsuit arising out of Mellon Bank's sweep fees practices was filed with the United States District Court for the Eastern District of Pennsylvania against Mellon Bank and its directors. On August 30, 1993, a third lawsuit, similar to the second, was filed in the same court and was consolidated with the second. On December 16, 1993, these suits also were dismissed. Plaintiffs initially appealed this dismissal but the appeals have been withdrawn.

On September 10, 1993, the Corporation filed complaints in the United States District Court for the Western District of Pennsylvania against four financial services companies. The complaints involved claims arising from the breach of the contract under which the Corporation purchased The Boston Company, as well as violations of other obligations to the Corporation. The claims related to administration services the Corporation provides to a family of mutual funds then known as the Smith Barney Shearson Funds. The defendant companies were:
Smith Barney, Harris Upham & Co. Incorporated (Smith Barney); its parent organization, Primerica Corporation (now The Travelers Inc.); Lehman Brothers Inc. (formerly Shearson Lehman Brothers); and its parent organization, American Express Company. The Corporation's mutual funds administration services are provided through The Boston Company.

In its complaint against Smith Barney and Primerica (which purchased Shearson's mutual fund and brokerage businesses in 1993), the Corporation asserted that, despite expressly agreeing that they were bound by, and would comply with, the terms and provisions of the contract between Shearson and the Corporation, Smith Barney and Primerica violated that contract. The Corporation sought money damages against each of the defendants and further sought a court order requiring that Smith Barney and Primerica cease their unlawful conduct and honor the contract between the Corporation and Shearson.

A hearing was held in November 1993. As a result, the Corporation was granted injunctive relief preventing Smith Barney, for a period of seven years, from competing with Mellon in providing administration services to funds in the Smith Barney Shearson family, other than Smith Barney funds that existed prior to Smith Barney's March 12, 1993, agreement to purchase Shearson Lehman Brothers' mutual fund and brokerage businesses. The injunction covered all new funds created or underwritten by Smith Barney, however named, after March 12, 1993, and obligated Smith Barney to recommend Mellon as the provider of administration services.

Effective January 1, 1994, Mellon and Smith Barney Shearson Inc. settled their litigation. Under the terms of the settlement agreement, which will remain in effect through May 2000, the companies will work together to provide administration services to certain funds affiliated with Smith Barney. Smith Barney will seek to be appointed administrator for certain of its affiliated funds, in addition to its current roles as investment advisor and distributor. Smith Barney would, in turn, enter into sub-administration agreements with Mellon for certain administration services.

Incorporated in the settlement agreement are certain Smith Barney Shearson funds that existed prior to Smith Barney's March 12, 1993, agreement to purchase Shearson Lehman Brothers' mutual fund and brokerage businesses, as well as certain Smith Barney Shearson sponsored funds covered by the above injunction. In connection with such settlement, actions against all defendants were dismissed.

Subsequent to the announcement of the proposed merger with Dreyfus described in
Item 1 above, plaintiffs who claim to be shareholders of Dreyfus commenced six purported class action suits in the Supreme Court of the State of New York,

County of New York, naming Dreyfus, the individual directors of Dreyfus and (in two of the cases) the Corporation as defendants. In these complaints, the plaintiffs, among other things, object to the terms of the proposed merger and seek injunctive relief against its consummation, as well as compensatory and punitive damages. The Corporation believes that these complaints lack merit and intends to defend them vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1993.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of December 31, 1993, together with the offices held by each such person during the last five years, are listed below. Certain of the executive officers have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.


                             Age             Position and Year Elected
                             ---             -------------------------

Frank V. Cahouet             61              Chairman, President and Chief Executive                 1990 (1)
                                              Officer of the Corporation and of Mellon
                                              Bank

Thomas F. Donovan            60              Vice Chairman of the Corporation and of                 1990
                                              Mellon Bank

                                              Chairman, President and Chief Executive                1988
                                               Officer of Mellon PSFS

Steven G. Elliott            47              Vice Chairman and Chief Financial                       1992 (2)
                                              Officer of the Corporation and
                                              of Mellon Bank

                                             Treasurer of Mellon Bank Corporation                    1990

Richard A. Gaugh             53              Vice Chairman, Special Banking Services of              1993 (3)
                                              the Corporation and of Mellon Bank

Martin G. McGuinn            51              Vice Chairman, Retail Financial Services of             1993 (4)
                                              the Corporation and of Mellon Bank

Jeffrey L. Morby             56              Vice Chairman, Wholesale Banking of the                 1990 (5)
                                              Corporation and of Mellon Bank

Keith P. Russell             48              Vice Chairman, Credit Policy and Chief                  1992 (6)
                                              Credit Officer of the Corporation
                                              and of Mellon Bank

                                             Chairman, Credit Policy Committee of                    1991
                                              Mellon Bank Corporation

W. Keith Smith               59              Vice Chairman of the Corporation                        1993 (7)
                                              and of Mellon Bank

                                             Chairman and Chief Executive Officer, The               1993
                                              Boston Company


                                                                     (continued)

Michael K. Hughey               42              Senior Vice President and Controller of                 1990 (8)
                                                 the Corporation and Senior Vice
                                                 President, Director of Taxes and
                                                 Controller of Mellon Bank


(1) From June 1987 to January 1990, Mr. Cahouet was Chairman and Chief Executive Officer of the Corporation and of Mellon Bank. In January 1990, he assumed the additional title of President. Mr. Cahouet has executed an employment contract with the Corporation which terminates May 31, 1997.

(2) From August 1987 to January 1990, Mr. Elliott was Executive Vice President and head of the Finance Department of Mellon Bank. From February 1988 to January 1990, Mr. Elliott was Assistant Treasurer of Mellon Bank Corporation. From January 1990 to June 1992, Mr. Elliott was Executive Vice President, Chief Financial Officer and Treasurer of the Corporation and Executive Vice President and Chief Financial Officer of Mellon Bank.

(3) From July 1985 to January 1990, Mr. Gaugh was Executive Vice President and head of Retail Banking of Mellon Bank. From January 1990 to November 1993, Mr. Gaugh was Vice Chairman, Retail Bank of the Corporation and of Mellon Bank.

(4) From February 1988 to January 1990, Mr. McGuinn was General Counsel and Secretary of the Corporation and General Counsel of Mellon Bank. From January 1990 to October 1990, he assumed the additional title of Vice Chairman, Administration of the Corporation and of Mellon Bank. From November 1990 to October 1992, Mr. McGuinn was Vice Chairman, Real Estate Finance, General Counsel and Secretary of the Corporation and Vice Chairman, Real Estate Finance and General Counsel of Mellon Bank. From October 1992 to November 1993, Mr. McGuinn was Vice Chairman, Special Banking Services of the Corporation and of Mellon Bank.

(5) From June 1988 to January 1990, Mr. Morby was a special consultant to the Chairman and to the President of Mellon Bank.

(6) From 1983 to August 1991, Mr. Russell was President and Chief Operating Officer of GLENFED/Glendale Federal Bank. From September 1991 to November 1991, Mr. Russell was Executive Vice President, Information Management and Research, Technology Products and Mortgage Banking of Mellon Bank. From November 1991 to June 1992, Mr. Russell was Executive Vice President, Credit Policy of the Corporation and of Mellon Bank.

(7) From July 1987 to January 1990, Mr. Smith was Vice Chairman, Chief Financial Officer and Treasurer of the Corporation and Vice Chairman and Chief Financial Officer of Mellon Bank. From January 1990 to November 1993, Mr. Smith was Vice Chairman, Service Products of the Corporation and of Mellon Bank. Mr. Smith has executed an employment contract with the Corporation which terminates on July 31, 1996.

(8) From 1986 to 1990, Mr. Hughey was Senior Vice President and Director of Taxes of Mellon Bank.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Financial Section of the Corporation's 1993 Annual Report to Shareholders in Liquidity and Dividends on pages 28 and 29, in Selected Quarterly Data on page 42, in note 16 of Notes to Financial Statements on page 62 and in Corporate Information on page 84, which portions are incorporated herein by reference.

In August 1989, the Corporation adopted a Shareholder Protection Rights Plan under which each shareholder receives one Right for each share of common stock or Series D Junior Preferred Stock of the Corporation (together, the "voting stock") held. The Rights are currently represented by the certificates for, and trade only with, the voting stock. The Rights would separate from the voting stock and become exercisable only if a person or group acquires 20 percent or more of the voting power of the voting stock or ten days after a person or group commences a tender offer that would result in ownership of 20 percent or more of such voting power. At that time, each Right would entitle the holder to purchase for $200 (the "exercise price") one one-hundredth of a share of participating preferred stock. Each share of such preferred stock would be entitled to cumulative dividends equal to 1 percent per annum, plus the amount of dividends that would be payable on 100 shares of the Corporation's common stock, and would have a liquidation preference of the greater of 100 times the exercise price or the amount to be distributed in liquidation to a holder of 100 shares of the Corporation's common stock.
Should a person or group actually acquire 20 percent or more of the voting power of the voting stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation's other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Corporation's common stock having a market value of twice the exercise price. Should the Corporation be involved in a merger or similar transaction with a 20 percent owner or sell more than 50 percent of its assets or assets generating more than 50 percent of its operating income or cash flow to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires between 20 percent and 50 percent of the voting power of the voting stock, the Corporation may, at its option, exchange one share of common stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on August 15, 1999 unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for $.01 per Right under certain circumstances. The distribution of the Rights was not a taxable event.


Common shares outstanding or issuable at December 31, 1993

                                                                                       Maximum      Common shares assumed issued
                                                                                         common        for book value per
 (number of shares)                                                                      shares       common share computation
- --------------------------------------------------------------------------------------------------------------------------------
Common shares issuable from options and potentially
 dilutive securities:
   Stock options (at exercise prices of
    $19.75 to $60.125)                                                               3,596,005                           -
   Series D preferred stock (conversion price $23.00)                                1,701,476                   1,701,476
   Subscription rights on Series D preferred stock                                       1,444                           -
   Warrants (exercise price $25.00 and $50.00)                                       3,014,605                           -
   7-1/4% Convertible Subordinated Capital Notes
    (conversion price $50.51)                                                           89,527                           -
- --------------------------------------------------------------------------------------------------------------------------------
      Total common shares issuable                                                   8,403,057                   1,701,476
Common shares issued and outstanding                                                63,477,793                  63,477,793
- --------------------------------------------------------------------------------------------------------------------------------
      Total common shares outstanding or issuable                                   71,880,850                  65,179,269
- --------------------------------------------------------------------------------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation's 1993 Annual Report to Shareholders in the Financial Summary on page 17, in the Overview of 1993 results on pages 18 and 19, in the Significant events in 1993 on page 19, in note 1 of Notes to Financial Statements on pages 47 through 49, and in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 76 and 77, which portions are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation's 1993 Annual Report to Shareholders in the Financial Review on pages 17 through 42 and in note 16 of Notes to Financial Statements on page 62, which portions are incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14 on page 25 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data which are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item pertaining to directors of the Corporation is included in the Corporation's proxy statement for its 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees section on pages 3 through 5, and is incorporated herein by reference. The information required by this Item pertaining to executive officers of the Corporation has been included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is included in the 1994 Proxy Statement in the Directors' Compensation section on pages 7 and 8 and in the Executive Compensation section on pages 13 through 21, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 1994 Proxy Statement in the Beneficial Ownership of Stock section on pages 10 through 12, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 1994 Proxy Statement in the Business Relationships; Related Transactions and Certain Legal Proceedings section on pages 8 and 9, and is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers below refer to pages of the Financial Section of the Corporation's 1993 Annual Report to Shareholders:

      (i)   Financial Statements                                                    Page No.
      Mellon Bank Corporation (and its subsidiaries):
        Consolidated Income Statement                                                     43
        Consolidated Balance Sheet                                                        44
        Consolidated Statement of Cash Flows                                              45
        Consolidated Statement of Changes in Shareholders' Equity                         46
      Notes to Financial Statements                                            47 through 74
      Report of Independent Auditors                                                      75

      (ii)   Financial Statement Schedules

      Schedules I and II and all other schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

      (iii)  Other Financial Data

      Selected Quarterly Data                                                             42

(b)   Current Reports on Form 8-K during the fourth quarter of 1993:

      A report dated October 12, 1993, which included the Corporation's press release regarding third quarter and year-to-date 1993 financial results.

      A report dated October 19, 1993, which included the Corporation's press release announcing the redemption of the Corporation's Series B Preferred Stock and 8.6% Debentures Due 2009. Also included in this filing was a second press release announcing the Corporation's expectation to repurchase up to 1 million shares of its common stock.

      A report dated November 16, 1993, which included the Corporation's press release announcing the increase in the Corporation's common stock dividend and the elimination of the discount offered on purchases made under the Corporation's Dividend Reinvestment and Common Stock Purchase Plan.

      A report dated December 1, 1993, which included the Corporation's press release announcing that an injunction had been granted to the Corporation against Smith Barney Shearson Inc. in its mutual fund administration case. Also included in this filing was a second press release announcing that the Corporation completed the sale of two of its outsourcing businesses to FIserv, Inc.

      A report dated December 2, 1993, which included a joint press release of the Corporation and Electronic Payment Services, Inc. (EPS) announcing that the Corporation intends to become an equity partner in EPS.

      A report dated December 6, 1993, which included a joint press release of the Corporation and The Dreyfus Corporation announcing the definitive agreement to merge the two entities.

(c)   Exhibits

      The exhibits listed on the Index to Exhibits on pages 27 through 31 hereof are incorporated by reference or filed herewith in response to this item.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Mellon Bank Corporation


                                               By:  /s/ Frank V. Cahouet
                                                    --------------------------
                                                        Frank V. Cahouet
                                                        Chairman, President
                                                        and Chief Executive
                                                        Officer

                                               DATED:  March 23, 1994




Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:




               Signature                                                                    Capacities
- -----------------------------------------                                             ---------------------------
By:     /s/ Frank V. Cahouet
    ------------------------------------                                              Director and Principal
        Frank V. Cahouet                                                              Executive Officer


By:     /s/ Steven G. Elliott
    -----------------------------------                                               Principal Financial Officer
        Steven G. Elliott                                                             and Principal Accounting
                                                                                      Officer




Burton C. Borgelt; Carol R. Brown;                                                    Directors
J. W. Connolly; Charles A. Corry;
C. Frederick Fetterolf; Ira J. Gumberg;
Pemberton Hutchinson; Rotan E. Lee;
John C. Marous; Andrew W. Mathieson;
Robert Mehrabian; Seward Prosser Mellon;
David S. Shapira; H. Robert Sharbaugh;
Richard M. Smith; W. Keith Smith;
Joab L. Thomas; Wesley W. von Schack;
and William J. Young



By:     /s/ James M. Gockley                                                          DATED: March 23, 1994
    ------------------------------
        James M. Gockley
        Attorney-in-fact

                               Index to Exhibits

Exhibit
  No.                            Description                                                   Method of Filing
- -------                   ---------------------------------                           -----------------------------------
   3.1                    Restated Articles of Incorporation of                       Previously filed as Exhibit 3.1 to
                          Mellon Bank Corporation, as amended                         the Quarterly Report on Form 10-Q for
                          and restated as of September 2, 1993.                       quarter ended September 30, 1993, and
                                                                                      incorporated herein by reference.

   3.2                    Statement Affecting Series B Preferred                      Filed herewith
                          Stock, $1.00 Par Value.

   3.3                    By-Laws of Mellon Bank Corporation,                         Previously filed as Exhibit 3.2 to
                          as amended, effective July 17, 1990.                        Annual Report on Form 10-K for the
                                                                                      year ended December 31, 1990, and
                                                                                      incorporated herein by reference.

   4.1                    Instruments defining the rights                             See Exhibits 3.1, 3.2 above
                          of securities holders.                                      and the undertaking on page 31.

   4.2                    Shareholder Protection Rights Agreement                     Previously filed as Exhibit 1 to Form
                          between Mellon Bank Corporation and                         8-A Registration Statement dated
                          Mellon Bank, N.A., as Rights Agent,                         August 15, 1989, and incorporated
                          dated as of August 15, 1989.                                herein by reference.

   4.3                    Form of Warrant Agreement and Form                          Previously filed as Exhibit 4.1
                          of Warrant Certificate.                                     to Registration Statement on Form
                                                                                      S-3 (Registration No. 33-61822) and
                                                                                      is incorporated herein by reference.

  10.1                    Purchase Agreement, dated as of                             Previously filed as Exhibit 10.1
                          July 25, 1988, among Mellon Bank                            to Quarterly Report on Form 10-Q
                          Corporation (as Seller) and Warburg,                        for the quarter ended September 30,
                          Pincus Capital Company, L.P. and                            1988, and incorporated herein by
                          Warburg, Pincus Capital Partners,                           reference.
                          L.P. (as Purchasers) relating to the
                          sale and purchase of Mellon Series D
                          Junior Preferred Stock.

  10.2                    Purchase Agreement, dated as of                             Previously filed as Exhibit 10.2
                          July 25, 1988, between Mellon Bank                          to Quarterly Report on Form 10-Q for
                          Corporation (as Seller) and Drexel                          the quarter ended September 30,
                          Burnham Lambert Incorporated (as                            1988, and incorporated herein by
                          Purchaser) relating to the sale                             reference.
                          and purchase of Mellon Series
                          D Junior Preferred Stock.

Exhibit
  No.                            Description                                                  Method of Filing
- -------                   -----------------------------------                         -------------------------------
   10.3                   Exchange Agreement dated as of                              Previously filed as Exhibit 10.4
                          March 30, 1990, between Warburg,                            to Annual Report on Form 10-K for
                          Pincus Capital Company, L. P.,                              the year ended December 31, 1990,
                          Warburg, Pincus Capital Partners,                           and incorporated herein by
                          L. P. and Mellon relating to the                            reference.
                          exchange of Series D Preferred Stock
                          for shares of Mellon's Common Stock.

   10.4                   Lease dated as of February 1, 1983,                         Previously filed as Exhibit 10.4
                          between 500 Grant Street Associates                         to Annual Report on Form 10-K for
                          Limited Partnership and Mellon                              the year ended December 31, 1992,
                          Bank, N.A. with respect to One Mellon                       and incorporated herein by
                          Bank Center.                                                reference.

   10.5                   First Amendment to Lease Agreement                          Previously filed as Exhibit 10.1
                          dated as of November 1, 1983,                               to Registration Statement on Form
                          between 500 Grant Street                                    S-15 (Registration No. 2-88266)
                          Associates Limited Partnership                              and incorporated herein by
                          and Mellon Bank, N.A.                                       reference.

   10.6*                  Mellon Bank Corporation Profit                              Previously filed as Exhibit 10.7
                          Bonus Plan, as amended.                                     to Annual Report on Form 10-K for
                                                                                      the year ended December 31, 1990,
                                                                                      and incorporated herein by reference.

   10.7*                  Mellon Bank Corporation Long-Term                           Previously filed as Exhibit 10.1 to
                          Profit Incentive Plan (1981),                               Quarterly Report on Form 10-Q for
                          as amended.                                                 the quarter ended June 30, 1993,
                                                                                      and incorporated herein by reference.

   10.8*                  Mellon Bank Corporation Stock                               Previously filed as Exhibit 10.2
                          Option Plan for Outside Directors                           to Quarterly Report on Form 10-Q for
                          (1989), as amended.                                         the quarter ended June 30, 1993, and
                                                                                      incorporated herein by reference.

   10.9*                  Mellon Bank Corporation 1990                                Previously filed as Exhibit 19.1
                          Elective Deferred Compensation Plan                         to Quarterly Report on Form 10-Q
                          for Directors and Members of the                            for the quarter ended September 30,
                          Advisory Board, as amended and                              1992, and incorporated herein by
                          restated, effective July 21, 1992.                          reference.

   10.10*                 Mellon Bank Corporation Elective                            Previously filed as Exhibit 19.2
                          Deferred Compensation Plan for                              to Quarterly Report on Form 10-Q
                          Senior Officers, as amended and                             for the quarter ended September 30,
                          restated, effective July 21, 1992.                          1992, and incorporated herein by
                                                                                      reference.

* Management contract or compensatory plan arrangement.

Exhibit
  No.                          Description                                                      Method of Filing
- -------                   ---------------------------------                           -----------------------------------
  10.11*                  Mellon Bank IRC Section 401(a)(17)                          Previously filed as Exhibit 10.11 to
                          Plan, as amended and restated, effective                    Annual Report on Form 10-K for year
                          January 1, 1993.                                            ended December 31, 1992, and
                                                                                      incorporated herein by reference.

  10.12*                  Mellon Bank Optional Life                                   Previously filed as Exhibit 10.12 to
                          Insurance Plan, effective January 1,                        Annual Report on Form 10-K for year
                          1993.                                                       ended December 31, 1992, and
                                                                                      incorporated herein by reference.

  10.13*                  Mellon Bank Executive Life                                  Previously filed as Exhibit 10.13 to
                          Insurance Plan, effective January 1,                        Annual Report on Form 10-K for year
                          1993.                                                       ended December 31, 1992, and
                                                                                      incorporated herein by reference.

  10.14*                  Mellon Bank Senior Executive                                Previously filed as Exhibit 10.14 to
                          Life Insurance Plan, effective                              Annual Report on Form 10-K for year
                          January 1, 1993.                                            ended December 31, 1992, and
                                                                                      incorporated herein by reference.

  10.15*                  Employment Agreement between                                Previously filed as Exhibit 10.1
                          Mellon Bank, N.A. and Frank V.                              to Quarterly Report on Form 10-Q
                          Cahouet, effective as of                                    for the quarter ended September 30,
                          July 25, 1993.                                              1993, and incorporated herein by
                                                                                      reference.

  10.16*                  Employment Agreement between                                Previously filed as Exhibit 10.2
                          Mellon Bank, N.A. and                                       to Quarterly Report on Form 10-Q
                          W. Keith Smith, effective as of                             for the quarter ended September 30,
                          July 25, 1993.                                              1993, and incorporated herein by
                                                                                      reference.

  10.17                   Revolving Credit Agreement dated                            Filed herewith
                          as of July 23, 1993, among Mellon
                          Financial Company, Mellon Bank
                          Corporation, the Banks listed
                          therein and The Chase Manhattan
                          Bank (National Association) as Agent.

  10.18                   Stock Purchase Agreement dated as                           Previously filed as Exhibit 2.1
                          of September 14, 1992, between                              to Current Report on Form 8-K
                          Shearson Lehman Brothers Inc. and                           dated September 14, 1992, and
                          the Corporation (including the form                         incorporated herein by reference.
                          of Warrant Agreement attached
                          thereto as Exhibit C).


* Management contract or compensatory plan arrangement.

Exhibit
  No.                          Description                                                     Method of Filing
- -------                   ---------------------------------                           --------------------------------
  10.19                   Agreement and Plan of Merger dated                         Omitted. Confidential treatment
                          as of December 5, 1993, by and among                       requested pursuant to Rule 24b-2.
                          Mellon Bank Corporation, Mellon                            Filed separately with the Commission.
                          Bank, N.A., XYZ Sub Corporation and
                          The Dreyfus Corporation

  11.1                    Computation of Primary and Fully                            Filed herewith
                          Diluted Net Income Per Common Share.

  12.1                    Computation of Ratio of Earnings                            Filed herewith
                          to Fixed Charges and Ratio of
                          Earnings to Combined Fixed Charges
                          and Preferred Stock Dividends--parent
                          Corporation.

  12.2                    Computation of Ratio of Earnings                            Filed herewith
                          to Fixed Charges and Ratio of
                          Earnings to Combined Fixed
                          Charges and Preferred Stock
                          Dividends--Mellon Bank Corporation
                          and its subsidiaries.

  13.1                    All portions of the Mellon Bank Corporation                 Filed herewith
                          1993 Annual Report to Shareholders that
                          are incorporated herein by reference.

  21.1                    List of Subsidiaries of the                                 Filed herewith
                          Corporation.

  23.1                    Consent of Independent Accountants.                         Filed herewith

  24.1                    Powers of Attorney.                                         Filed herewith

The documents identified below, which define the rights of holders of long-term debt of the Corporation, are not filed herewith as the total amount of securities authorized under each of them does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of such documents to the Securities and Exchange Commission upon request.

         1 Indenture dated as of September 10, 1987, between the Corporation and Bank of New York, as Trustee, relating to 7-1/4% Convertible Subordinated Capital Notes Due 1999.

         2 Indenture dated as of May 2, 1988, as supplemented by the First Supplemental Indenture dated as of November 29, 1990, among Mellon Financial Company, the Corporation and The Chase Manhattan Bank (National Association), as Trustee, providing for the issuance of debt securities in series from time to time.

         3 Fiscal Agency Agreement dated as of July 14, 1989, between the Corporation, as Issuer, and Chemical Bank, as Fiscal Agent, relating to U.S. $200,000,000 Floating Rate Notes Due July 1994.

         4 Indenture dated as of April 15, 1991, as supplemented by the First Supplemental Indenture dated as of November 24, 1992, among Mellon Financial Company, the Corporation and Continental Bank, National Association, providing for the issuance of subordinated debt securities in series from time to time.

         5 Fiscal and Paying Agency Agreement dated as of May 17, 1993, between Mellon Bank, N.A. as Issuer, and The Chase Manhattan Bank (National Association), as Fiscal and Paying Agent relating to 6-1/2% Subordinated Notes due August 1, 2005 and 6-3/4% Subordinated Notes due June 1, 2003.