Form 10-K/A
period 1993-12-31
MELLON BANK CORP
filed 1994-04-06
CIK 64782

- --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- --------------------------------------------------------------------------------

                                   FORM 10-K/A
             [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

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







THE PURPOSE OF THIS FORM 10-K/A IS TO CORRECT CERTAIN PORTIONS OF MELLON BANK CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993, AS FILED ON MARCH 31, 1994, BY FILING HEREWITH THE FOLLOWING MATERIALS:

1. CORRECTED FORM 10-K COVER PAGE REFLECTING THE DELETION OF THE CHECK MARK IN THE BOX FOLLOWING THE PARAGRAPH RELATING TO DISCLOSURE PURSUANT TO ITEM 405
    OF REGULATION S-K.   THIS BOX WAS INADVERTENTLY CHECKED IN REGISTRANT'S
    ORIGINAL FILING OF THE 10-K. DISCLOSURE OF DELINQUENT FILINGS PURSUANT TO
    ITEM 405 OF REGULATION S-K WAS APPROPRIATELY REPORTED IN THE REGISTRANT'S PROXY STATEMENT DATED MARCH 15, 1994.

2.  CORRECTED RESPONSE TO ITEM 10.   REGISTRANT'S RESPONSE HAS BEEN REVISED TO
    INCORPORATE BY REFERENCE THE INFORMATION REGARDING DELINQUENT FILINGS CONTAINED IN THE ADDITIONAL INFORMATION SECTION ON PAGE 22 OF THE REGISTRANT'S PROXY STATEMENT DATED MARCH 15, 1994.

3.  COMPLETE COPY OF CORRECTED EXHIBIT 13.1.   DURING THE EDGAR FILING PROCESS,
    PAGE 30 FROM THE 10-K DOCUMENT WAS INADVERTENTLY INCLUDED AS PAGE 30 TO
    EXHIBIT 13.1. ACCORDINGLY, EXHIBIT 13.1, WITH THE CORRECT PAGE 30, IS
    BEING FILED IN ITS ENTIRETY.





- --------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [   ]

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


- --------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation's proxy statement for its 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees section on pages 3 through 5 and in the Additional Information section on page 22, each of which sections is incorporated herein by reference, and in Part I of this Form 10-K under the heading "Executive Officers of the Registrant."