Form 10-Q
period 1994-03-31
MELLON BANK CORP
filed 1994-05-12
CIK 64782

- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- - --------------------------------------------------------------------------------

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       or

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-7410


                            MELLON BANK CORPORATION
             (Exact name of registrant as specified in its charter)




                Pennsylvania                                    25-1233834
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

                             One Mellon Bank Center
                      Pittsburgh, Pennsylvania 15258-0001
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code -- (412) 234-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X            No
                              -----            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                 Class                                     March 31, 1994

     Common Stock, $0.50 par value                            63,625,712

                                    TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

- - -----------------------------------------------------------------------------------------------------------------------

                                                                                                   Page No.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

Financial Highlights                                                                                      2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                                                       3

Financial Statements (Item 1):
   Consolidated Income Statement                                                                         32
   Consolidated Balance Sheet                                                                            34
   Consolidated Statement of Cash Flows                                                                  35
   Consolidated Statement of Changes in Shareholders' Equity                                             36

Notes to Financial Statements                                                                            37

Selected Statistical Information:
   Composition of Loan Portfolio                                                                         43
   Deposits                                                                                              43
   Consolidated Balance Sheet - Average Balances and Interest Yields/Rates                               44


PART II - OTHER INFORMATION

Legal Proceedings (Item 1)                                                                               46

Exhibits and Reports on Form 8-K (Item 6)                                                                47

Signature                                                                                                48

Corporate Information                                                                                    49

Index to Exhibits                                                                                        50

- - ------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
(dollar amounts in millions,
except per share amounts)                                                      1994               1993
- - ------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
Net income                                                                  $   131            $    34
Net income applicable to common stock                                           116                 19
Dividends on common stock                                                        36                 23
Per common share:
  Net income                                                                $  1.77            $   .31
  Dividends                                                                     .56                .38
Annualized return on common shareholders' equity                             17.25%              3.39%
Annualized return on assets                                                   1.43%               .42%
Efficiency ratio:
  Including amortization of intangibles                                         68%                60%
  Excluding amortization of intangibles                                         62%                56%

- - ------------------------------------------------------------------------------------------------------
PRO FORMA (a)
Net income                                                                  $   131            $    93
Net income applicable to common stock                                           116                 78
Net income per common share                                                 $  1.77            $  1.27
Annualized return on common shareholders' equity                             17.25%             13.86%
Annualized return on assets                                                   1.43%              1.17%

- - ------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31
Loans                                                                       $24,532            $19,431
Total assets                                                                 36,616             30,899
Deposits                                                                     26,761             22,997
Common shareholders' equity                                                   2,793              2,363
Book value per common share (b)                                             $ 42.76            $ 38.03
Common shareholders' equity to assets ratio                                   7.63%              7.65%
Tier I capital ratio                                                          7.62%              9.49%
Total (Tier I plus Tier II) capital ratio                                    11.17%             13.18%
Leverage capital ratio                                                        6.90%              8.13%
Average common shares and equivalents outstanding (in thousands)             66,287             60,627

- - ------------------------------------------------------------------------------------------------------

Note:  Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted
in descending order of materiality.

(a)    Pro forma results for 1993 exclude $112 million after-tax in restructuring expense and $53 million in after-tax gains on the sale of securities related to the Corporation's acquisition of The Boston Company.
(b)    Book value per common share assumes full conversion of the Series D preferred stock to common stock.  Accordingly, this includes the additional paid-in capital on the Series D preferred stock because this paid-in capital has no liquidation preference over the common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation recorded net income of $131 million, or $1.77 per common share, in the first quarter of 1994. The annualized return on common shareholders' equity and return on assets were 17.25% and 1.43%, respectively, for the quarter. The Corporation's net income and earnings per share in the first quarter of 1993 were $34 million and $.31 per common share, respectively. Results for the first quarter of 1993 included an after-tax restructuring charge of $112 million taken in connection with the acquisition of The Boston Company, as well as $53 million in after-tax gains on the sale of securities taken as part of the financing plan and balance sheet restructuring related to this acquisition. Excluding these items, the Corporation's pro forma net income would have been $93 million, or $1.27 per common share, in the first quarter of 1993; and pro forma annualized return on common shareholders' equity and return on assets would have been 13.86% and 1.17%, respectively.


INCOME STATEMENT HIGHLIGHTS
- - --------------------------------------------------------------------------------------------------------
                                                        Three months ended              Inc (Dec)
                                                             March 31,            ----------------------
(dollar amounts in millions)                            1994          1993         Amount        Percent
- - --------------------------------------------------------------------------------------------------------
Net interest revenue (taxable
 equivalent basis)                                      $365          $319            $46           14%
Provision for credit losses                               20            35            (15)         (43)
Fee revenue                                              343           232            111           48
Gains on the sale of securities                            -            87            (87)          NM
Operating expense                                        471           533            (62)         (12)
Provision for income taxes                                83            34             49           NM
Net income                                               131            34             97           NM
- - -------------------------------------------------------------------------------------------------------

NM - Not meaningful.

Compared with the same period a year ago, results in the first quarter of 1994 reflected increases in net interest revenue and fee revenue, a lower provision for credit losses and higher operating expenses, excluding the restructuring charge in the prior-year period.

Net interest revenue was $362 million in the first quarter of 1994, up 14% from $317 million in the first quarter of 1993. The increase in net interest revenue was attributable primarily to the Corporation's 1993 acquisitions of The Boston Company and AFCO, which were accounted for under the purchase method of accounting. Fee revenue was $343 million, up 48% from $232 million in the prior-year period. The Boston Company added approximately $112 million to the first quarter 1994 fee revenue. Also impacting fee revenue was the approximately $21 million reduction in fee revenue resulting from the fourth quarter 1993 sale of two information services businesses.

The provision for credit losses was $20 million in the first quarter of 1994, down $15 million from the prior-year period. Net credit losses were $17 million, down $32 million from a year earlier, reflecting continuing improvement in the credit quality of the loan portfolio. Nonperforming assets totaled $314 million at March 31, 1994, representing the lowest level in more than eleven years. This compares with nonperforming assets of $341 million at December 31, 1993, and $532 million at March 31, 1993. At March 31, 1994, the Corporation's ratio of nonperforming loans to total loans was .80%, compared with .83% and 1.56% at December 31, 1993 and March 31, 1993, respectively.

Operating expense for the first quarter of 1994 was $471 million, compared to the $358 million in the first quarter of 1993 excluding the restructuring charge. The increase was primarily due to the impact of acquisitions.

PENDING MERGER WITH THE DREYFUS CORPORATION

In December 1993, the Corporation entered into a definitive agreement to merge with The Dreyfus Corporation (Dreyfus). Dreyfus is the nation's sixth-largest mutual fund company, with approximately $74 billion of assets under management and administration at March 31, 1994. The merger of the Corporation and Dreyfus would create a diversified financial services organization with annual revenues of approximately $3.2 billion, including fee revenue of approximately $1.7 billion. Dreyfus is headquartered in New York City and employs approximately 2,100.

Dreyfus shareholders will receive .88017 shares of the Corporation's common stock for each share of Dreyfus common stock outstanding. Dreyfus has approximately 37 million shares outstanding. The transaction will be accounted for under the pooling-of-interests method, with prior period financial results restated to reflect the merger. The Corporation's capital ratios following the merger will be approximately 200 basis points higher than the March 31, 1994 ratios. However, as a result of the approximately 32 million additional shares of the Corporation's common stock to be issued to the Dreyfus shareholders, the Corporation's book value per common share, on a pro forma basis, would have been $37.28, or 13%, lower at March 31, 1994. Earnings per common share, on a pro forma basis, would have been $1.44, or 19%, lower for the first quarter of 1994.

In connection with the transaction, the Corporation expects to record one-time after-tax merger expenses and restructuring charges of approximately $73 million at closing, which is anticipated in the third quarter of 1994.

On May 4, 1994, Mellon Bank, N.A. received approval from The Office of the Comptroller of the Currency for its combination with The Dreyfus Company. Completion of the merger is contingent upon the approval of the shareholders of the Corporation and Dreyfus, various other regulatory approvals and certain approvals by the boards of directors and shareholders of the mutual funds managed, advised or administered by Dreyfus.

BUSINESS SECTORS
- - -----------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
(dollar amounts in millions,                                           Retail                                      Total
 averages in billions)                   Wholesale Banking       Financial Services       Service Products      core sectors
                                            1994     1993            1994      1993         1994      1993      1994     1993
- - -----------------------------------------------------------------------------------------------------------------------------
Revenue(a)                                 $  98    $  84           $ 253     $ 267         $337      $194     $ 688    $ 545
Credit quality expense                         -       14              19        13            -         -        19       27
Operating expense                             38       32             181       149          255       145       474      326
- - ------------------------------------------------------------------------------------------------------------------------------
Income before taxes(a)                        60       38              53       105           82        49       195      192
Income taxes(a)                               22       14              21        44           34        18        77       76
- - ------------------------------------------------------------------------------------------------------------------------------
Net income                                 $  38    $  24           $  32     $  61         $ 48      $ 31     $ 118    $ 116
- - ------------------------------------------------------------------------------------------------------------------------------
Average assets                             $11.7    $11.1           $16.6     $18.0         $7.3      $1.3     $35.6    $30.4
Average common equity                      $ 1.0    $  .7           $ 1.0     $ 1.0         $1.0      $ .4     $ 3.0    $ 2.1
Return on common
 shareholders' equity(b)                     16%      12%             13%       22%          20%       30%       16%      21%
Return on assets(b)                        1.34%     .86%            .79%     1.37%           NM        NM     1.35%    1.55%
Efficiency ratio:
 Including amortization
  of intangibles                             38%      38%             72%       56%          75%       74%       69%      60%
 Excluding amortization
  of intangibles                             38%      38%             65%       50%          69%       70%       63%      55%
- - ------------------------------------------------------------------------------------------------------------------------------


                                                                       Real Estate                                Total all
                                                                         Banking                 Other             sectors
                                                                     1994      1993         1994      1993      1994     1993
- - -----------------------------------------------------------------------------------------------------------------------------
Revenue(a)                                                           $ 12      $ 12         $  8      $ 81     $ 708    $ 638
Credit quality expense                                                 (7)       32            -         1        12       60
Operating expense                                                       5         8            -       174       479      508
- - -----------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes(a)                                          14       (28)           8       (94)      217       70
Income taxes(a)                                                         5       (11)           4       (29)       86       36
- - -----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $  9      $(17)         $ 4      $(65)    $ 131    $  34
- - -----------------------------------------------------------------------------------------------------------------------------
Average assets                                                       $1.2      $1.7          $.4      $  -     $37.2    $32.1
Average common equity                                                $ .1      $ .2          (.3)        -     $ 2.8    $ 2.3
Return on common
 shareholders' equity(b)                                               NM         *           NM        NM       17%       3%
Return on assets(b)                                                    NM         *           NM        NM     1.43%     .42%
Efficiency ratio:
 Including amortization
  of intangibles                                                      43%       61%           NM        NM       68%      60%
 Excluding amortization
  of intangibles                                                      43%       61%           NM        NM       62%      56%
- - -----------------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent basis.
(b) Annualized.
NM - Not a meaningful measure of performance for this sector.
* Loss
Note:  This table presents the operating results of the major business sectors within the Corporation, analyzed on an internal management reporting basis.  Capital is allocated using the federal regulatory guidelines as a basis, coupled with management's judgement regarding the operational risks inherent in the businesses.  The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Income before taxes, on a fully taxable equivalent basis, for the Corporation's core sectors was $195 million in the first quarter of 1994, an increase of $3 million compared with the first quarter of 1993. The first quarter of 1994, included $20 million in marketing expenses primarily related to the introduction of the Corporation's CornerStone credit card product. Excluding these expenses, income before taxes for the core sectors increased $23 million, or 12%, compared with the first quarter 1993. The improvement resulted primarily from the impact of The Boston Company and AFCO Credit Corporation acquisitions and lower credit quality expense reflecting the continued improvement in asset quality. Excluding the CornerStone marketing expenses, annualized return on common shareholders' equity and return on assets for the core sectors was 18% and 1.49% in the first quarter of 1994 compared with 21% and 1.55% in the prior-year period. Results in the first quarter of 1994 also reflected significant improvement in the Real Estate Banking sector primarily related to improved asset quality. This sector had income before taxes of $14 million, compared to a net loss before taxes of $28 million in the first quarter 1993, representing an improvement of $42 million.

Wholesale Banking

Wholesale Banking includes large corporate and middle market lending, asset based lending and certain capital markets and leasing activities. Income before taxes for this sector increased $22 million, or 62%, in the first quarter of 1994, compared with the prior-year period. This improvement resulted primarily from higher foreign currency and trading fee revenue and lower credit quality expense reflecting continued improvement in the credit quality of the loan portfolio. Annualized return on common equity was 16% in the first quarter of 1994, compared with 12% in the prior-year period.

Retail Financial Services

Retail Financial Services' income before taxes totaled $53 million in the first quarter of 1994, a decrease of $52 million, or 51%, compared with the prior-year period. Revenue decreased $14 million compared with the first quarter of 1993. This decrease resulted from lower net interest revenue, primarily related to a lower level of average interest-earning assets and lower revenue from the Corporation's seasonal tax refund anticipation loan program. Revenue from this product decreased $7 million compared with the first quarter of 1993 due primarily to a change in the operating agreements with the tax preparation firms with whom the Corporation does business. The $6 million increase in credit quality expense primarily resulted from a loan loss provision relating to a first quarter 1994 acquisition of a credit card portfolio. The increase in operating expense reflected the increased marketing expense related to the Corporation's CornerStone credit card product. Annualized return on common shareholders' equity was 13% in the first quarter of 1994, compared with 22% in the comparable 1993 period.

Service Products

Service Products, which primarily includes trust and investment, cash management, information services, jumbo mortgage lending, mortgage loan origination and servicing and insurance premium financing, continued to have favorable returns on equity in the first quarter of 1994. Income before taxes for this sector totaled $82 million, an increase of $33 million, or 66%, compared with the first quarter of 1993, primarily reflecting earnings from The Boston Company and AFCO acquisitions. The $143 million, or 74%, improvement in revenue resulted from higher net interest revenue from The Boston Company and AFCO acquisitions and higher trust and investment management fees earned at The Boston Company as well as internal growth, partially offset by a decrease in information services fees resulting from the December 1993 sale of two information services businesses. Supporting the revenue growth was increased operating expenses primarily for The Boston Company and in support of internal revenue growth.
The pretax operating margin in this sector was 25% in the first quarter of 1994, compared with 26% in the first quarter of 1993.

Real Estate Banking

Real Estate Banking includes commercial real estate lending and mortgage banking recovery operations. This sector's income before taxes in the first quarter of 1994 was $14 million, compared to a net loss before taxes of $28 million in the first quarter of 1993. The $42 million improvement in profitability was due to the $39 million decrease in credit quality expense. Credit quality expense in the first quarter of 1994 included $7 million in net gains on the sale of acquired property, as well as no provision for credit losses or provision to the reserve for acquired property.

Other

The "Other" sector's pretax loss of $94 million in the first quarter of 1993 primarily reflected a $175 million restructuring charge related to the Corporation's acquisition of The Boston Company, partially offset by $87 million in gains on the sale of securities. There were no gains or losses on the sale of securities in the first quarter of 1994.

NET INTEREST REVENUE
- - ------------------------------------------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------------------------------------
                                                                            Three months ended March 31,
                                                                        1994                           1993
(taxable equivalent basis,                                      AVERAGE      AVERAGE           Average      Average
dollar amounts in millions)                                     BALANCE         RATE           balance         rate
- - -------------------------------------------------------------------------------------------------------------------
Money market investments                                        $ 1,884        3.38%           $ 2,997        3.39%
Trading account securities                                          504        5.57                293        5.85
Securities                                                        4,417        5.35              4,654        5.92
Loans                                                            24,627        7.22             19,900        7.86
                                                                -------                        -------
  Total interest-earning assets                                 $31,432        6.70%           $27,844        7.03%
- - -------------------------------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities                                   $24,819        2.53%           $22,215        2.98%
 Noninterest-bearing liabilities                                  6,613           -              5,629           -
                                                                -------                        -------
  Total                                                         $31,432        2.00%           $27,844        2.38%
- - -------------------------------------------------------------------------------------------------------------------
Net interest revenue                                            $   365        4.70%           $   319        4.65%
- - -------------------------------------------------------------------------------------------------------------------

Note:  Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%.  Loan fees and the income effect related to nonaccrual loans have been included in the calculation of average rates.


Net interest revenue on a fully taxable equivalent basis for the first quarter of 1994 totaled $365 million, up $46 million, or 14%, compared with the first quarter of 1993. The net interest margin was 4.70% in the first quarter of 1994, compared with 4.65% in the first quarter of 1993.

The improvement in net interest revenue in the first quarter of 1994, compared with the first quarter of 1993, primarily reflected a $3.6 billion higher level of average interest-earning assets, resulting from the second quarter 1993 acquisition of The Boston Company and the December 1993 acquisition of AFCO. AFCO contributed approximately $16 million to net interest revenue in the first quarter of 1994. A reduction in nonperforming assets also contributed to the improved net interest revenue and net interest margin compared with the prior-year period. Net interest revenue in the first quarter of 1994 included revenue from the Corporation's seasonal tax refund anticipation loan program, which contributed 11 basis points to the net interest margin, compared with 13 basis points in the prior-year period.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
- - ------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                                  March 31,
(in millions)                                                                1994           1993         (Dec)
- - --------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                   $20            $35         $(15)
Net expense (revenue) of acquired property                                     (8)            25          (33)
- - --------------------------------------------------------------------------------------------------------------
    Credit quality expense                                                    $12            $60         $(48)
- - --------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses plus the net expense of acquired property, was $12 million in the first quarter of 1994, compared with $60 million in the prior-year period, reflecting continuing improvement in the credit quality of the loan portfolio and the lower level of real estate acquired (OREO).

The $8 million in net revenue from acquired property in the first quarter of 1994 primarily resulted from $9 million in gains on the sale of acquired property. Net expense of acquired property of $25 million in the first quarter of 1993 included $21 million of provision to the reserve for OREO. No provision to the reserve for OREO was recorded in the first quarter of 1994.


                                                                              Three months ended
                                                                                  March 31,               Inc/
(dollar amounts in millions)                                                 1994           1993         (Dec)
- - --------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period(a)                                    $600           $506         $ 94
Additions (deductions)(a):
 Credit losses                                                                (36)           (68)         (32)
 Recoveries                                                                    19             19            -
- - --------------------------------------------------------------------------------------------------------------
    Net credit losses                                                         (17)           (49)         (32)
- - --------------------------------------------------------------------------------------------------------------
Provision charged to expense                                                   20             35          (15)
- - --------------------------------------------------------------------------------------------------------------
Reserve balance at end of period(a)                                          $603           $492         $111
- - --------------------------------------------------------------------------------------------------------------
Reserve as a percentage of:
  Total loans                                                               2.46%          2.53%        (7)bp
  Nonperforming loans                                                        308            162        146
- - --------------------------------------------------------------------------------------------------------------

(a) Excludes the reserve for segregated assets and net credit losses on segregated assets.

The reserve for credit losses was $603 million at March 31, 1994, or 2.46% of total loans, compared with $492 million at March 31, 1993, or 2.53% of total loans. The increase at March 31, 1994, compared with the prior-year period, resulted primarily from a $99 million addition to the reserve from The Boston Company acquisition. The reserve continues to indicate strong reserve coverage of nonperforming loans, increasing to 308% of nonperforming loans at March 31, 1994, compared with 162% at March 31, 1993. The Corporation maintains a credit loss reserve which, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio.

A summary of the Corporation's net credit losses is presented in the table on the following page. The decrease in net credit losses for the first quarter of 1994, compared with the prior-year period, resulted primarily from lower commercial real estate net credit losses. Although the level of credit losses is to some extent dependent upon general economic conditions, the Corporation expects continued moderation in the level of credit losses for the remainder of 1994, compared with the prior year, particularly in the level of commercial real estate credit losses.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES (CONTINUED)
- - ---------------------------------------------------------------------------------------------------------

- - ---------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES (RECOVERIES)
                                                                       Three months ended
                                                                           March 31,                Inc/
(dollar amounts in millions)                                          1994           1993           (Dec)
- - ---------------------------------------------------------------------------------------------------------
CREDIT LOSSES
  Domestic:
   Commercial and financial                                            $11            $15           $ (4)
   Commercial real estate                                                2             31            (29)
   Consumer credit:
    Credit card                                                         12             12              -
    Consumer mortgage                                                    3              2              1
    Other consumer credit                                                5              6             (1)
- - ---------------------------------------------------------------------------------------------------------
     Total domestic                                                     33             66            (33)
- - ---------------------------------------------------------------------------------------------------------
  International                                                          3              2              1
- - ---------------------------------------------------------------------------------------------------------
     Total credit losses                                                36             68            (32)
- - ---------------------------------------------------------------------------------------------------------
RECOVERIES
  Domestic:
   Commercial and financial                                             (8)            (9)            (1)
   Commercial real estate                                               (5)            (2)             3
   Consumer credit:
    Credit card                                                         (2)            (2)             -
    Consumer mortgage                                                   (1)             -              1
    Other consumer credit                                               (3)            (3)             -
- - ---------------------------------------------------------------------------------------------------------
     Total domestic                                                    (19)           (16)             3
- - ---------------------------------------------------------------------------------------------------------
  International                                                          -             (3)            (3)
- - ---------------------------------------------------------------------------------------------------------
     Total recoveries                                                  (19)           (19)             -
- - ---------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES (RECOVERIES)
  Domestic:
   Commercial and financial                                              3              6             (3)
   Commercial real estate                                               (3)            29            (32)
   Consumer credit:
    Credit card                                                         10             10              -
    Consumer mortgage                                                    2              2              -
    Other consumer credit                                                2              3             (1)
- - ---------------------------------------------------------------------------------------------------------
     Total domestic                                                     14             50            (36)
- - ---------------------------------------------------------------------------------------------------------
  International                                                          3             (1)             4
- - ---------------------------------------------------------------------------------------------------------
     Total net credit losses                                           $17            $49           $(32)
- - ---------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                                     .27%          1.00%          (73)bp
- - ---------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
- - ---------------------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                                           March 31,                Inc/
(in millions)                                                         1994           1993           (Dec)
- - ---------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Institutional trust                                                 $ 62           $ 29           $ 33
  Mutual fund                                                           41              -             41
  Institutional asset management                                        38             20             18
  Personal trust                                                        34             24             10
- - ---------------------------------------------------------------------------------------------------------
     Total trust and investment management                             175             73            102
Cash management and deposit transaction charges                         51             48              3
Information services                                                    20             36            (16)
Mortgage servicing                                                      16             17             (1)
Credit card                                                             14             13              1
Foreign currency and securities trading                                 22              4             18
Other                                                                   45             41              4
- - ---------------------------------------------------------------------------------------------------------
     Total fee revenue                                                 343            232            111
Gains on sale of securities                                              -             87            (87)
- - ---------------------------------------------------------------------------------------------------------
         Total noninterest revenue                                    $343           $319           $ 24
- - ---------------------------------------------------------------------------------------------------------

Revenues from the Corporation's fee-generating businesses in the first quarter of 1994 increased by $111 million, or 48%, from the first quarter of 1993 and represented 49% of total revenue for the quarter. Approximately $112 million of this increase was attributable to The Boston Company, partially offset by the approximately $21 million reduction in fee revenue resulting from the fourth quarter 1993 sale of two information services businesses.

Trust and investment management fees of $175 million for the first quarter of 1994 comprised over 50% of total noninterest revenue and 25% of total revenue for the quarter. The $102 million improvement in trust and investment management fees in the first quarter of 1994, compared with the prior-year period, resulted principally from $95 million of fee revenue earned at The Boston Company.

Upon completion of the merger with The Dreyfus Corporation, the Corporation expects to substantially increase its trust and investment management fee revenue and become the largest bank manager of mutual funds. At March 31, 1994, The Dreyfus Corporation had approximately $74 billion of mutual fund assets under management and administration. On a pro forma basis, the combined market value of assets under management and administration/custody of the Corporation and Dreyfus at March 31, 1994 would have been approximately $835 billion.

In March 1994, the Corporation signed a non-binding letter of intent to sell part of its Boston based mutual fund administration business. At March 31, 1994, this business administered approximately $40 billion of assets. The Corporation will retain the custody business on these assets, thus the total assets under administration and custody will not change. The Corporation expects any gain or loss on the transaction to be immaterial and does not expect the sale of the business to be material to its 1994 earnings. The transaction is subject to board approvals, completion of a due diligence review and the signing of a definitive agreement. As a result of the sale of this business, trust and investment management fee revenue would decrease approximately $7 million per quarter.

As shown in the table on the following page, the market value of assets under management and administration/custody was approximately $763 billion at March 31, 1994, compared with approximately $754 billion at December 31, 1993, and included approximately $375 billion related to The Boston Company. The $5 billion decrease in the market value of assets under management resulted from the decline in the equity and bond markets in the first quarter of 1994. The $14 billion increase in the market value of assets under administration/custody reflected new business that more than offset the negative impact of declining market values. During the first quarter of 1994, the S&P 500 index decreased approximately 4% and the Lehman Brothers Long Term Government Bond Index decreased approximately 6%.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY
- - ------------------------------------------------------------------------------------------------------------
                                         MARCH 31,      Dec. 31,      Sept. 30,      June 30,      March 31,
(in billions)                                 1994          1993           1993          1993           1993
- - ------------------------------------------------------------------------------------------------------------
Institutional trust:
   Management                                 $  2          $  2           $  2          $  1           $  2
   Administration/Custody                     $491          $479           $479          $428           $297
Institutional asset management:
   Management                                  102           105            105           102             69
Personal trust:
   Management                                   22            24             23            23             18
   Administration/Custody                       13            13             13            12              6
Mutual fund:
   Management                                    6             6              6             5              2
   Administration/Custody                      127           125            123           113              -
- - ------------------------------------------------------------------------------------------------------------
Total
   Management                                 $132          $137           $136          $131           $ 91
   Administration/Custody                     $631          $617           $615          $553           $303
- - ------------------------------------------------------------------------------------------------------------

The $3 million increase in cash management and deposit transaction charges, compared with the first quarter of 1993, primarily reflected increased volume.

Information services fees decreased $16 million compared with the prior-year period, primarily as a result of the Corporation's December 1993 sale of two information services businesses. The two businesses sold generated quarterly revenues of approximately $21 million. Partially offsetting the decrease in information services fees was revenue generated by a Canadian stock transfer company in which the Corporation increased its ownership from 10% to 80% during the second quarter of 1993. Information services fees are expected to be further reduced in the second half of 1994 following the Corporation's pending contribution of its Network Services Division in exchange for a first tier equity ownership in Electronic Payment Services, Inc. (EPS). Net results from this investment would be reported on an equity method of accounting, in other fee revenue. As a result of the Corporation's pending contribution of its Network Services Division to EPS, credit card fee revenue is also expected to be lower in the second half of 1994. Credit card processing fees of $13 million were recorded by this division for the full year 1993.

The increase in foreign currency and securities trading fee revenue in the first quarter of 1994 was attributable to foreign exchange revenue earned, primarily from global custody customers at The Boston Company. Other fee revenue included $11 million from the Corporation's seasonal tax refund anticipation loan program, which will be lower in the second half of 1994. Fee revenue generated by this seasonal product decreased $7 million compared with the prior-year period, due primarily to a change in the operating agreements with tax preparation firms with whom the Corporation does business. Increases in several other fee revenue categories offset the decreased revenue from the tax refund anticipation loan program.

The Corporation recorded $87 million in gains on the sale of securities during the first quarter of 1993, resulting from the sale of securities in the available for sale portfolio. These sales were undertaken as part of the financing plan and balance sheet restructuring related to the acquisition of The Boston Company. Additional information regarding the Corporation's securities portfolio is presented in the "Asset/liability management" section and in note 5 of Notes to Financial Statements.


OPERATING EXPENSE
- - -----------------------------------------------------------------------------------------------------
                                                                    Three months ended
                                                                         March 31,               Inc/
(dollar amounts in millions)                                         1994          1993         (Dec)
- - -----------------------------------------------------------------------------------------------------
Staff expense                                                        $215          $155         $ 60
Net occupancy expense                                                  45            37            8
Professional, legal and other purchased services                       43            31           12
Amortization of goodwill and other intangibles                         38            24           14
Business development                                                   37            15           22
Equipment expense                                                      33            26            7
Communications expense                                                 20            16            4
FDIC assessment and regulatory examination fees                        16            14            2
Other expense                                                          32            15           17
- - -----------------------------------------------------------------------------------------------------
    Operating expense before the net expense of
     acquired property and restructuring expense                      479           333          146
- - -----------------------------------------------------------------------------------------------------
Net expense (revenue) of acquired property                             (8)           25          (33)
- - -----------------------------------------------------------------------------------------------------
Restructuring expense                                                   -           175         (175)
- - -----------------------------------------------------------------------------------------------------
    Total operating expense                                          $471          $533        $ (62)
- - -----------------------------------------------------------------------------------------------------
Average full-time equivalent staff                                 21,800        18,100        3,700
- - -----------------------------------------------------------------------------------------------------
Efficiency ratio*:
 Including amortization of intangibles                                68%           60%            8
 Excluding amortization of intangibles                                62            56             6
- - -----------------------------------------------------------------------------------------------------

*  Operating expense before the net expense (revenue) of acquired property and restructuring expense as a percentage of net interest revenue (computed on a fully taxable equivalent basis) and noninterest revenue, excluding securities gains.

Operating expense before the net expense of acquired property and restructuring expense increased by $146 million, or 44%, in the first quarter of 1994, compared with the first quarter of 1993. The increase was primarily the result of $98 million of expense attributable to The Boston Company and an increase in marketing expense of $20 million, primarily related to the introduction of the Corporation's CornerStone credit card product. The impact of expenses attributable to AFCO were offset by the decrease in expenses related to the information services businesses sold in December 1993. Also impacting first quarter 1994 operating expense were increases in various categories in support of revenue growth.

Operating expense before the net expense of acquired property and restructuring expense increased $15 million in the first quarter of 1994 from $464 million in the fourth quarter of 1993. This increase resulted from a $20 million increase in marketing expense primarily related to the CornerStone credit card product as well as increased expense in support of revenue growth. The fourth quarter of 1993 included $13 million of nonrecurring expenses related to winding down certain data processing operations.

The increase in the average full-time equivalent staff level, compared with the prior-year quarter, primarily reflected the addition of the employees of The Boston Company. The acquisition of The Boston Company contributed approximately 3,200 to the average full-time equivalent staff in the first quarter of 1994.

Financial Accounting Standard No. 112, (FAS No. 112) "Employers' Accounting for Postemployment Benefits" became effective on January 1, 1994. FAS No. 112 requires the Corporation to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement if: the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. Approximately $1 million of the increase in operating expense before the net expense of acquired property and restructuring expense was attributable to the adoption of this Standard, resulting in a reduction of approximately $.01 in net income per common share in the first quarter of 1994. Additional information regarding the Corporation's adoption of this standard is presented in note 2 of Notes to Financial Statements.

A restructuring charge of $175 million pretax, or $112 million after-tax, was recorded in the first quarter of 1993 to reflect management's estimate of restructuring costs associated with the integration of The Boston Company.


TAXES

The provision for income taxes totaled $83 million in the first quarter of 1994, for an effective tax rate of approximately 38.5%, compared with $34 million in the first quarter of 1993. Excluding the impact of the restructuring charge and securities gains, the Corporation's effective tax rate for the first quarter of 1993 was 40%. The decrease in the effective rate between quarters is primarily the result of tax legislation, enacted in August 1993, which permitted the deductibility of certain intangible amortization expense. The Corporation currently estimates that the ongoing effective tax rate will be 38.5% until the completion of the merger with The Dreyfus Corporation, after which it is currently anticipated that the effective tax rate will increase to approximately 39%.

BALANCE SHEET REVIEW
- - -------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
- - -------------------------------------------------------------------------------------------------------------------
                                                                                                 Three months ended
                                                                                                     March 31,
(average balances in millions)                                                                    1994         1993
- - -------------------------------------------------------------------------------------------------------------------
Assets
- - -------------------------------------------------------------------------------------------------------------------
Money market investments                                                                       $ 1,884      $ 2,997
Trading account securities                                                                         504          293
Securities                                                                                       4,417        4,654
Loans                                                                                           24,627       19,900
- - -------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                                              31,432       27,844
Noninterest-earning assets                                                                       6,364        4,803
Reserve for credit losses                                                                         (610)        (514)
- - -------------------------------------------------------------------------------------------------------------------
     Total assets                                                                              $37,186      $32,133
- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------
Funds supporting total assets
- - -------------------------------------------------------------------------------------------------------------------
Core funds:
  Demand deposits                                                                              $ 8,284      $ 6,859
  Money market and other savings accounts                                                       10,494        8,016
  Retail savings certificates                                                                    6,712        8,148
  Notes and debentures with original maturities
   in excess of one year                                                                         1,965        1,765
  Shareholders' equity                                                                           3,352        2,945
  Other core funds                                                                               1,609          954
- - -------------------------------------------------------------------------------------------------------------------
      Total core funds                                                                          32,416       28,687
Wholesale and purchased funds:
  Foreign office deposits                                                                        1,175          811
  Federal funds purchased and securities sold
   under agreements to repurchase                                                                1,293          963
  Negotiable certificates of deposit                                                               903          877
  Commercial paper                                                                                 111          171
  U.S. Treasury tax and loan demand notes                                                          594          221
  Other wholesale and purchased funds                                                              694          403
- - -------------------------------------------------------------------------------------------------------------------
      Total wholesale and purchased funds                                                        4,770        3,446
- - -------------------------------------------------------------------------------------------------------------------
      Funds supporting total assets                                                            $37,186      $32,133
- - -------------------------------------------------------------------------------------------------------------------


Balance sheet mix

The change in the mix and size of the Corporation's average balance sheet in the first quarter of 1994, compared with the first quarter of 1993, was largely the result of the May 1993 acquisition of The Boston Company, including the related financing plan and balance sheet restructuring, and the December 1993 acquisition of AFCO. The assets acquired in these acquisitions were primarily loans which averaged $5.5 billion in the first quarter of 1994. Excluding the effect of these acquisitions, average loans decreased in the first quarter of 1994, compared with the prior-year period, by approximately $750 million, reflecting lower loan outstandings for commercial customers, paydowns of consumer mortgages acquired in the Meritor branch acquisition and paydowns of commercial real estate loans.

For balance sheet management purposes, the Corporation has identified core, and wholesale and purchased funds as its key categories of funding. Core funds, which are considered to be stable sources of funding, are defined principally as all money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets.

Core assets increased $6.2 billion in the first quarter of 1994 from the prior-year period. This increase primarily reflected loans acquired in The Boston Company and AFCO acquisitions. Core funds increased $3.7 billion in the first quarter of 1994 from the prior-year period reflecting the impact of the core deposits from The Boston Company, as well as a higher level of shareholders' equity and notes and debentures. Core funds averaged 107% of core assets in the first quarter of 1994, down from 119% in the first quarter of 1993.

Wholesale and purchased funds are defined as federal funds purchased and securities sold under agreements to repurchase, deposits in foreign offices and other time deposits, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $1.3 billion compared with a year ago, reflecting additional foreign office deposits and federal funds purchased and securities sold under agreements to repurchase related to The Boston Company acquisition. As a percentage of total average assets, average wholesale and purchased funds increased to 13% in the first quarter of 1994 from 11% in the prior-year period.

Securities

On January 1, 1994, the Corporation adopted Financial Accounting Standard No. 115 (FAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS No. 115 requires that investment securities be classified into the following three categories: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held to maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of resale in the near future are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in current period earnings; debt and equity securities not classified as either held to maturity securities or trading securities are classified as "available for sale securities" and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. Adoption of this standard resulted in $15 million, net of tax, of unrealized losses on assets classified as available for sale at March 31, 1994, recorded in shareholders' equity. In June 1992, the Corporation began classifying its investment securities portfolio as either investment securities held to maturity or as available for sale. The securities classified as available for sale were stated at the lower of aggregate cost or market value. As a result of the Corporation's prior classifications of securities, no reclassifications of securities between security categories was necessary upon adoption of FAS No. 115.

Additional information regarding the Corporation's securities portfolio is presented in note 5 of Notes to Financial Statements.

COMMERCIAL REAL ESTATE LENDING


The Corporation's $1.638 billion domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, and commercial construction loans with maturities of 60 months or less. Also included in this portfolio are loans which are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $209 million of loans acquired in the December 1992 Meritor branch acquisition that are subject to a five year 95% loss sharing arrangement with the Federal Deposit Insurance Corporation. Domestic commercial real estate loans decreased by approximately $208 million, or 11%, compared with $1.846 billion at March 31, 1993. The decrease was primarily a result of paydowns, credit losses and transfers to OREO. Domestic commercial real estate loan commitments originated in the first quarter of 1994 totaled $39 million. Commercial real estate loan commitments were $313 million at March 31, 1994, compared with $307 million at December 31, 1993, and $323 million at March 31, 1993. Domestic commercial real estate loans were 7% of total loans at March 31, 1994, down from 9% a year earlier. Nonperforming domestic commercial real estate loans were 3.45% of total domestic commercial real estate loans at March 31, 1994, compared with 8.91% at March 31, 1993.



Distribution of domestic commercial real estate loans by size at March 31, 1994
(dollar amounts in millions)
- - --------------------------------------------------------------------------------------------------------
                                                                                                 Percent
Principal                                                                                       of total
 amounts                                                                   Outstandings     outstandings
- - --------------------------------------------------------------------------------------------------------
Less than $10                                                                    $1,128              69%
$10 to $20                                                                          273 (a)          17
$20 to $40                                                                          179 (b)          11
$40 to $60                                                                           58 (c)           3
- - --------------------------------------------------------------------------------------------------------
    Total                                                                        $1,638             100%
- - --------------------------------------------------------------------------------------------------------

(a) Represents loans to 20 borrowers.
(b) Represents loans to 6 borrowers.
(c) Represents a loan to a single borrower.


Distribution of domestic commercial real estate loans at March 31, 1994
- - -------------------------------------------------------------------------------------------------------------
(in millions)                                                Geographic Region
                           Central
Project type              Atlantic    Southeast     Midwest       West    Southwest     Northeast       Total
- - -------------------------------------------------------------------------------------------------------------
Office complexes              $193         $ 46        $ 46        $36          $12            $6      $  339
Retail                         106           70          30         22           11             -         239
Hotels                          62           48          10          6           12             -         138
Industrial                      47            2           2          5            3             -          59
Undeveloped land                 6           17          10          9            -             -          42
Apartments                      27            -           6          -            3             -          36
Health care                     11           10           -          4            4             -          29
Other project types             77            -           -          3            3             -          83
- - -------------------------------------------------------------------------------------------------------------
    Subtotal                  $529 (a)     $193 (b)    $104 (c)    $85 (d)      $48 (e)        $6      $  965
FDIC loss-share loans                                                                                     209 (f)
Owner-occupied loans                                                                                      464 (g)
- - -------------------------------------------------------------------------------------------------------------
     Total                                                                                             $1,638
- - -------------------------------------------------------------------------------------------------------------

(a)  Includes $398 million of loans to borrowers located in Pennsylvania.
(b)  Includes $74 million of loans to borrowers located in Florida.
(c)  Includes $32 million of loans to borrowers located in Ohio.
(d)  Includes $70 million of loans to borrowers located in California.
(e)  Includes $25 million of loans to borrowers located in Texas.
(f)  Commercial real estate loans acquired from the Meritor branch acquisition that are subject to the FDIC loss sharing arrangement.  Meritor commercial real estate loans that become nonperforming loans are transferred to segregated assets.
(g)  Includes loans that are secured by owner-occupied commercial real estate but not made for the purpose of real estate construction or financing.


Distribution of nonperforming commercial real estate loans and real estate acquired at March 31, 1994
- - -----------------------------------------------------------------------------------------------------------------------
(in millions)                                                    Geographic Region
                           Central
Project type              Atlantic    Southeast     Midwest       West    Southwest     Northeast      Canada     Total
- - -----------------------------------------------------------------------------------------------------------------------
Undeveloped land               $11          $22         $10        $ -          $21            $8         $ -      $ 72
Office complexes (a)            41            3           1          -            8             -           -        53
Retail                           5           12           -          9            -             -          16        42
Other project types             33            3           1          2            2             1           -        42
- - -----------------------------------------------------------------------------------------------------------------------
  Total by region              $90 (b)      $40 (c)     $12 (d)    $11 (e)      $31 (f)        $9         $16      $209 (g)
- - -----------------------------------------------------------------------------------------------------------------------

(a)  Includes certain multi-use projects.
(b)  Includes $26 million of nonperforming loans to borrowers and $20 million of OREO located in Pennsylvania.
(c)  Includes $25 million of OREO located in Florida.
(d)  Includes $10 million of nonperforming loans to borrowers located in Illinois.
(e)  Entire amount is OREO located in California.
(f)  Includes $26 million of OREO located in Texas.
(g)  Excludes segregated assets, as well as the reserve for real estate acquired of $35 million.

CAPITAL
- - ---------------------------------------------------------------------------------------------------

Selected capital data
- - ---------------------------------------------------------------------------------------------------
(dollar amounts in millions,                               MARCH 31,       Dec. 31,       March 31,
 except per share amounts)                                      1994           1993            1993
- - ---------------------------------------------------------------------------------------------------
Common shareholders' equity                                   $2,793         $2,721          $2,363
Common shareholders' equity to assets ratio                     7.63%          7.53%           7.65%
Tangible common equity ratio(a)                                 5.54           5.37            6.53
Total shareholders' equity                                    $3,385         $3,313          $3,024
Total shareholders' equity to assets ratio                      9.25%          9.17%           9.79%
Tier I capital ratio                                            7.62           7.39            9.49
Total (Tier I plus Tier II) capital ratio                      11.17          10.97           13.18
Leverage capital ratio                                          6.90           6.88            8.13
Book value per common share(b)                                $42.76         $41.75          $38.03
Closing common stock price                                    56.125          53.00           60.75
- - ---------------------------------------------------------------------------------------------------

(a)  Common shareholders' equity less goodwill divided by total assets less goodwill.
(b)  The book value per common share assumes full conversion of the Series D preferred stock to common stock.  Accordingly, this includes the additional paid-in capital on the Series D preferred stock because this paid-in capital has no liquidation preference over the common stock.

The Corporation's level of common and total shareholders' equity continued to improve in the first quarter of 1994. Compared with March 31, 1993, the improvement resulted from earnings retention and the issuance of $115 million of common stock and $37 million of warrants as part of the purchase price of The Boston Company. Partially offsetting the increase in total shareholders' equity, compared with a year ago, was the December 1993 redemption of the Corporation's $68 million of Series B convertible preferred stock. The Corporation's capital ratios at March 31, 1994, compared with March 31, 1993, reflect the positive impact of earnings retention and the issuance of the common stock and warrants as well as the offsetting effect of higher levels of goodwill and other intangibles and higher asset levels resulting from the acquisitions of The Boston Company and AFCO. In the first quarter of 1993, the Corporation raised $423 million of net proceeds from the issuance of common and preferred equity in advance of the acquisition of The Boston Company.

Upon consummation of the merger with The Dreyfus Corporation, which will be accounted for as a pooling-of-interests, the Corporation expects to issue approximately 32 million shares of common stock in exchange for the Dreyfus common stock. The capital ratios of the Corporation following this merger will be approximately 200 basis points higher than the March 31, 1994 ratios.

The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

- - -----------------------------------------------------------------------------------------------------------------
Risk-based and leverage capital ratios at March 31, 1994
(dollar amounts in millions)
- - -----------------------------------------------------------------------------------------------------------------
Tier I capital:
   Common shareholders' equity(a)                                                                         $ 2,771
   Qualifying preferred stock(a)                                                                              629
   Minority interest                                                                                           12
   Goodwill and other intangibles                                                                            (906)
- - -----------------------------------------------------------------------------------------------------------------
      Total Tier I capital                                                                                $ 2,506
- - -----------------------------------------------------------------------------------------------------------------
Tier II capital                                                                                           $ 1,165
- - -----------------------------------------------------------------------------------------------------------------
      Total qualifying capital                                                                            $ 3,671
- - -----------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
   On-balance-sheet                                                                                       $23,730
   Off-balance-sheet                                                                                        9,138
- - -----------------------------------------------------------------------------------------------------------------
      Total                                                                                               $32,868
- - -----------------------------------------------------------------------------------------------------------------
Average assets-leverage capital basis                                                                     $36,309
- - -----------------------------------------------------------------------------------------------------------------
Tier I capital ratio                                                                                        7.62%
Total capital ratio                                                                                        11.17
Leverage capital ratio                                                                                      6.90
- - -----------------------------------------------------------------------------------------------------------------

(a)  For the purpose of this computation, the additional paid-in capital on the Series D preferred stock totaling $37 million is included in "Qualifying preferred stock" rather than in "Common shareholders' equity."

Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. Should a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well capitalized to critically undercapitalized. For an institution to qualify as well capitalized, Tier I capital, Total capital and leverage capital must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at March 31, 1994. The Corporation intends to maintain the ratios of its banking subsidiaries at the well capitalized levels.

The Corporation deducts all goodwill and certain other identifiable intangibles created subsequent to February 19, 1992, except purchased mortgage servicing rights and purchased credit card intangibles, when computing Tier I capital. The components of the Corporation's intangible assets are presented in the table on the following page.

Goodwill and other intangibles
                                                        MARCH 31,          Dec. 31,          March 31,
(in millions)                                                1994              1993               1993
- - ------------------------------------------------------------------------------------------------------
Goodwill                                                   $  810            $  825               $369
Purchased mortgage servicing rights                           176               160                145
Purchased core deposit intangible                             149               155                208
Covenants not to compete                                       51                57                  6
Purchased credit card intangibles                              61                44                 47
Other intangibles                                              45                46                 32
- - ------------------------------------------------------------------------------------------------------
    Total                                                  $1,292            $1,287               $807
- - ------------------------------------------------------------------------------------------------------

The increase in goodwill and covenants not to compete at March 31, 1994, compared with March 31, 1993, primarily resulted from the acquisitions of The Boston Company in the second quarter of 1993 and AFCO in December of 1993. The decrease in purchased core deposit intangible from March 31, 1993, primarily resulted from $26 million of purchased core deposit intangible reclassified to goodwill in the third quarter of 1993, upon receipt of an independent appraisal of the intangible and the final valuation of the assets and liabilities included in the December 1992 Meritor Savings Bank branch acquisition.

FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" became effective on January 1, 1994. Adoption of this standard resulted in $15 million, net of tax, of unrealized losses on assets classified as available for sale at March 31, 1994 being recorded as a deduction from shareholders' equity. Increased volatility of shareholders' equity, certain related capital ratios and book value per common share could result from changes in unrealized gains and losses on assets classified as available for sale. The impact of recording the unrealized loss at March 31, 1994 resulted in a reduction of book value per common share of $.22.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate risk arises from mismatches in the repricing of assets and liabilities. The Corporation actively manages the impact of interest rate risk on assets, liabilities and commitments by entering into financial instruments, either on- or off-balance sheet, in order to maintain an appropriate balance between the repricing characteristics of its assets and liabilities. The interest rate sensitivity table on the following page shows the repricing characteristics of the Corporation's interest-earning assets, supporting funds and off-balance-sheet instruments used to neutralize the interest rate risk in the Corporation's balance sheet, at March 31, 1994.
The data is based upon contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds.

The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset sensitive in the amount of $5.6 billion, or 15.3% of total assets, at March 31, 1994. However, the Corporation did not want to accept this level of interest rate risk presented by its naturally asset sensitive balance sheet so it entered into off-balance-sheet instruments that resulted in a net reduction of $5.3 billion of the asset sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to an asset sensitive amount of $372 million, or 1.0% of total assets, at March 31, 1994, which compared with a cumulative asset sensitive gap of $107 million, or .3% of total assets, at December 31, 1993. Traditionally the Corporation would have used fixed rate investment securities or other fixed rate interest-earning assets of approximately $5.3 billion to accomplish this objective. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller balance sheet and a more favorable return on assets and net interest margin with no change in net interest revenue or the return on common shareholders' equity. Generally, an asset sensitive gap indicates that rising interest rates could positively affect net interest revenue and falling rates could negatively affect net interest revenue.
Assets and liabilities with similar contractual repricing characteristics, however, may not reprice at the same time or to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

In order to measure the effects of interest rate fluctuations on the Corporation's net interest margin, management simulates the potential effects of changing interest rates through computer modeling, incorporating both the current gap position and the expected magnitude of the repricing of specific assets and liabilities. These analyses indicated that a 100-basis-point upward or downward movement in interest rates over a six month period, including the effect of off-balance-sheet instruments, would have an approximately 1% positive or negative effect on the Corporation's anticipated net interest revenue for the 12 month period following March 31, 1994.


- - ----------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap at March 31, 1994
                                                                     Repricing period
                                            --------------------------------------------------------------------
                                             0-30        31-90      91-180      181-365         1-5       Over 5
(dollar amounts in millions)                 days         days        days         days       years        years       Total
- - ----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Money market investments                $ 1,232      $   242     $     2       $    4      $   11      $     -     $ 1,491
  Trading account securities                  268            -           -            -           -            -         268
  Securities                                1,123          914         131          828       1,238        1,078       5,312
  Loans                                     9,792        4,362       2,677        2,183       3,312        2,206      24,532
- - ----------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets        $12,415      $ 5,518     $ 2,810       $3,015      $4,561      $ 3,284     $31,603
Funds supporting interest-
 earning assets:
  Interest-bearing deposits               $ 3,426      $ 5,331     $ 2,728       $1,477      $3,477      $ 4,048     $20,487
  Short-term borrowed funds                 2,723           65           1            3           -          111       2,903
  Notes and debentures (with original
   maturities over one year)                  348            -           -            3         578          995       1,924
  Noninterest-bearing liabilities           1,624          129         271           11           1        4,253       6,289
- - ----------------------------------------------------------------------------------------------------------------------------
     Total funds supporting
     interest-earning assets              $ 8,121      $ 5,525     $ 3,000       $1,494      $4,056      $ 9,407     $31,603
- - ----------------------------------------------------------------------------------------------------------------------------
     Subtotal                             $ 4,294      $    (7)    $  (190)      $1,521      $  505      $(6,123)         -
- - ----------------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments             $(2,839)     $(3,000)    $    42       $  551      $4,586      $   660     $     -
- - ----------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap             $ 1,455      $(3,007)    $  (148)      $2,072      $5,091      $(5,463)    $     -
- - ----------------------------------------------------------------------------------------------------------------------------
Cumulative gap                            $ 1,455      $(1,552)    $(1,700)      $  372      $5,463      $     -     $     -
- - ----------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
 of total assets                             4.0%       (4.2)%      (4.6)%         1.0%       14.9%
- - ----------------------------------------------------------------------------------------------------------------------------

Note:  Repricing periods for securities, loans, interest-bearing deposits, noninterest-bearing liabilities and off-balance-sheet instruments are based upon contractual maturities, where applicable, as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment, repricing and withdrawal patterns of certain assets and liabilities.

Managing interest rate risk with derivative instruments

The Corporation uses off-balance-sheet instruments in managing the interest rate risk on specific liabilities and assets. Interest rate swaps obligate two parties to exchange fixed or floating rate interest payments based on specified notional principal amounts. In addition, the Corporation has entered into other off-balance-sheet instruments, primarily futures and forward contracts and forward rate agreements, to manage interest rate sensitivity on liability instruments. The Corporation's aggregate derivative products used to manage its interest rate risk are shown in the following table.

Maturities of derivative instruments used to manage interest-rate risk at March 31, 1994
- - ----------------------------------------------------------------------------------------
                                                                                                                   Total at
                                -----------------------------------------------------------------------------     March 31,
(in millions)                     1994         1995          1996          1997           1998          1999+          1994
- - ---------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps(a):
  Notional amount                $ 375        $ 861         $ 250         $ 160            $15         $2,525       $ 4,186
  Weighted average rate:
    received                     5.59%        5.97%         5.32%         6.36%          5.22%          5.45%         5.60%
    paid                         3.61%        3.57%         3.49%         3.38%          3.56%          3.32%         3.41%

Receive fixed/pay floating
 indexed amortizing swaps(b):
  Notional value                 $ 626       $2,380        $1,021         $  61            $53         $  833       $ 4,974
  Weighted average rate:
    received                     5.73%        5.62%         5.50%         7.03%          7.19%          7.13%         5.90%
    paid                         3.35%        3.48%         3.40%         3.34%          3.25%          3.25%         3.40%

Pay fixed/receive floating
 generic swaps(a):
  Notional amount               $1,284       $    7        $    7        $2,125            $18         $   21       $ 3,462
  Weighted average rate:
    received                     3.66%        4.24%         4.01%         3.30%          2.86%          4.78%         3.44%
    paid                         4.02%        3.81%        11.85%         4.74%          4.80%          7.52%         4.50%

Other derivative products(c)    $1,543       $  120        $   30        $  100           $  -         $    -       $ 1,793
- - ---------------------------------------------------------------------------------------------------------------------------

   Total notional amount        $3,828       $3,368        $1,308        $2,446            $86         $3,379       $14,415
- - ---------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based on interest rate indices.

(b) Amortizing swaps' notional amounts and lives change based on certain interest rate indices. Generally, as rates fall, the notional amounts decline more rapidly and as rates increase, notional amounts decline more slowly.

(c) Average rates are not meaningful for these products.

The total gross notional amount of $14.4 billion in the above table is not indicative of the impact on the Corporation's interest rate risk management activities. As discussed on page 21, the impact of these off-balance-sheet instruments was to modify the Corporation's cumulative asset sensitive position at the one-year repricing period of $5.6 billion, before the utilization of these instruments, to a cumulative asset sensitive position of $372 million at March 31, 1994.

The following table presents the gross notional amounts of derivative instruments used to manage interest-rate risk, identified by the underlying interest rate exposures.

(in millions)                                                                                              March 31, 1994
- - -------------------------------------------------------------------------------------------------------------------------
Derivatives associated with deposits                                                                              $11,105
Derivatives associated with other liabilities                                                                         430
Derivatives associated with loans                                                                                   2,880
- - -------------------------------------------------------------------------------------------------------------------------
       Total notional amount                                                                                      $14,415
- - -------------------------------------------------------------------------------------------------------------------------

The revenue from off-balance-sheet instruments alters on-balance-sheet yields/rates and must be considered in the context of total interest rate risk management. The Corporation entered into these off-balance-sheet instruments--interest rate swaps, futures and forward contracts and other interest rate agreements--to neutralize the natural interest rate risk embedded in its assets and liabilities. The net differential of interest received over interest paid was $46 million in the first quarter of 1994, compared with a differential of $48 million in the first quarter of 1993. The effect on the Corporation's financial statements of utilizing off-balance-sheet instruments as part of its interest rate risk management, versus using on-balance-sheet assets, is a smaller balance sheet and a more favorable return on assets and net interest margin. Utilization of off-balance-sheet instruments, versus on-balance-sheet instruments, results in a comparable amount of net interest revenue, net income and return on common shareholders' equity. Assuming that interest rates rise, growth in revenue on interest-earning assets is expected to offset any reduction of revenue from interest rate swaps, which is consistent with the Corporation's simulation model described on page 22. This analysis indicated that a 100-basis point upward or downward movement in interest rates over a six month period, including the effect of off-balance-sheet instruments, would have an approximately 1% positive or negative effect on the Corporation's anticipated net interest revenue for the 12 month period following March 31, 1994.

In the first quarter of 1994, the Corporation terminated $665 million, or 4% of the year-end 1993 notional amount of interest rate agreements, resulting in net deferred gains of $2 million. These gains will be amortized over the remaining lives of the related asset/liability instruments, which is less than one year. The amortization of these gains increased net interest revenue by less than $1 million in the first quarter of 1994.

The Corporation also enters into off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest-and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also used these instruments as part of its trading activities. The instruments used for trading activities are carried at market value with realized and unrealized gains and losses included in trading revenue. The off-balance-sheet financial instruments table on page 31 displays total derivative instruments entered into by the Corporation at March 31, 1994. The Corporation has entered into $14,415 million notional amount of these contracts for interest rate management purposes as shown on the tables on the previous page. The remainder of these transactions are used by the Corporation to accommodate customer needs and for trading activities. For additional information on off-balance-sheet financial instruments see note 18 in the Corporation's 1993 Annual Report on Form 10-K.

LIQUIDITY AND DIVIDENDS

The Corporation's liquidity management strategy is to achieve an appropriate balance between the maturities of its assets and liabilities. The Corporation continually evaluates its funding needs and manages its liquidity position by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The Corporation also has a $200 million revolving credit agreement and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the Consolidated Statement of Cash Flows, cash and due from banks decreased by $373 million during the first quarter of 1994 to $1.796 billion at March 31, 1994. The decrease reflected the use of $366 million of net cash for investing activities and $112 million in net cash used for financing activities, offset in part by $101 million of net cash provided by operating activities. Cash used for investing activities was largely the result of net purchases of investment securities. Cash used for financing activities primarily reflected net decreases in transaction and savings deposits and customer term deposits offset in part by higher short-term borrowings. Cash provided by operating activities reflected $131 million of net income adjusted for noncash charges and credits. Completion of the pending merger with The Dreyfus Corporation will add approximately $750 million of cash and securities to the total liquid assets of the Corporation.

On February 18, 1994, the Corporation retired $55 million of the $200 million Floating Rate Senior Notes due 1996. This transaction was funded with cash on hand. Contractual maturities of the Corporation's term debt totaled $10 million in the first quarter of 1994, primarily resulting from the maturity of fixed- and variable-rate Medium Term Notes. Contractual maturities of term debt will total $203 million for the remainder of 1994. The Corporation expects to fund its debt maturities with a combination of cash presently on hand, other internal funding sources and, if necessary, with the proceeds from the public and/or private issuance of securities.

The Corporation paid $51 million in dividends on its outstanding shares of common and preferred stock during the first quarter of 1994. The Corporation increased its quarterly common stock dividend to $.56 per share for the first quarter of 1994, an increase of 47% from $.38 per share in the fourth quarter of 1993. The common stock dividend payout ratio was 32% in the first quarter of 1994, compared with 121% in the first quarter of 1993. Excluding the after-tax impact of the restructuring charge and gains on the sale of securities, the common stock dividend payout ratio would have been 30% in the first quarter of 1993. At current dividend rates, future annual dividend requirements for the common and preferred stock are expected to be approximately $205 million. Completion of the pending merger with The Dreyfus Corporation will increase the outstanding common shares of the Corporation by approximately 32 million shares which will result in an increase in annual common dividends of approximately $72 million, at current dividend levels.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. The prior approval of the Office of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank subsidiary in any calendar year exceeds the bank subsidiary's net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two calendar years. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, as defined, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Under the first and currently more restrictive of the foregoing dividend limitations, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends for the remainder of 1994 subsequent to March 31, 1994, of up to approximately $546 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 1994 and the date of any such dividend declaration. The payment of dividends is also limited by minimum capital requirements imposed on all national banks by the OCC. The Corporation's national banks exceed these minimum requirements.

The national bank subsidiaries declared dividends to the parent Corporation of $45 million in the first quarter of 1994; this compares with $158 million in the full year 1993 and $130 million in 1992. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $5 million in the first quarter of 1994, compared with $116 million in the full year 1993 and $26 million in 1992.

The Federal Reserve Board and the OCC have issued additional guidelines that require bank holding companies and national banks to continuously evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition. As a general rule, actual dividends from the bank subsidiaries to the parent Corporation are not expected to exceed earnings for those subsidiaries.

NONPERFORMING ASSETS
- - --------------------------------------------------------------------------------------------------------------------
                                                     MARCH 31,     Dec. 31,     Sept. 30,     June 30,     March 31,
(dollar amounts in millions)                              1994         1993          1993         1993          1993
- - --------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                       $196         $202          $234         $281          $304
Acquired property, net of the OREO reserve                 118          139           160          197           228
- - --------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets (a)                         $314         $341          $394         $478          $532
- - --------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage
 of total loans                                           .80%         .83%         1.00%        1.18%         1.56%
Total nonperforming assets as a percentage
 of total loans and net acquired property                1.27%        1.39%         1.67%        1.99%         2.70%
- - --------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.


"Nonperforming assets" is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO), acquired in connection with the collection effort on loans. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more, but are not on nonaccrual status because they are well-secured and in the process of collection. Additional information regarding nonperforming assets is presented in the "Nonperforming assets" discussion in the Corporation's 1993 Annual Report on Form 10-K. Nonperforming assets do not include the segregated assets acquired in the December 1992 Meritor branch acquisition. Segregated assets represent commercial real estate and other commercial loans acquired in the Meritor branch acquisition that are on nonaccrual status, or are foreclosed properties, and are subject to a loss sharing arrangement with the FDIC. These delinquent assets, net of reserve, are reported separately in the balance sheet. The reserve for segregated assets is not included in the reserve for credit losses.

Nonperforming assets continued to decrease in the first quarter of 1994, reflecting the Corporation's continued emphasis on loan quality. At March 31, 1994, nonperforming assets totaled $314 million, the lowest level in more than eleven years, down $27 million, or 8%, compared with December 31, 1993. The nonperforming assets as a percentage of total loans and net acquired property ratio at March 31, 1994, was 1.27%.

Domestic nonperforming real estate assets, which consist of nonperforming commercial and consumer real estate loans and OREO net of the reserve, totaled $241 million at March 31, 1994, down $47 million from $288 million at December 31, 1993. The reduction resulted primarily from returns to accrual status, asset sales and repayments. The $12 million increase in domestic commercial and financial nonperforming loans in the first quarter of 1994 primarily resulted from the addition of a commercial and industrial borrower while the $9 million increase in international nonperforming loans resulted from the addition of loans to a real estate developer.

Nonperforming assets decreased by $218 million, or 41%, compared with March 31, 1993, primarily due to the $170 million reduction in domestic nonperforming real estate assets. These reductions resulted primarily from returns to accrual status, asset sales and credit losses, offset in part by an increase in nonperforming consumer mortgages, primarily from The Boston Company.
Commercial and financial nonperforming loans decreased $47 million, from March 31, 1993, primarily due to repayments and credit losses. The $11 million decrease in other assets acquired, compared with the prior-year period, resulted from asset sales and write-downs.

- - --------------------------------------------------------------------------------------------------------------------------
NONPERFORMING AND PAST-DUE ASSETS (a)
                                                            MARCH 31,     Dec. 31,     Sept. 30,    June 30,     March 31,
(dollar amounts in millions)                                     1994         1993          1993        1993          1993
- - --------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
Commercial and financial                                         $ 49         $ 37          $ 53        $ 78          $100
Commercial real estate:
  Commercial construction                                          11           33            35          27            30
  Commercial mortgage                                              32           42            62          91           120
Consumer credit:
  Consumer mortgage                                                67           61            68          73            30
  Other consumer credit                                             3            4             6           1             1
- - --------------------------------------------------------------------------------------------------------------------------
   Total domestic nonaccrual loans                                162          177           224         270           281
International nonaccrual loans                                     16            7             7           8             8
- - --------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                         178          184           231         278           289
- - --------------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                          4            4             -           -             -
  Commercial real estate                                           14           14             3           3            15
- - --------------------------------------------------------------------------------------------------------------------------
   Total domestic restructured loans                               18           18             3           3            15
- - --------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans:
  Domestic                                                        180          195           227         273           296
  International                                                    16            7             7           8             8
- - --------------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans (b)                                  196          202           234         281           304
- - --------------------------------------------------------------------------------------------------------------------------
Acquired property:
 Real estate acquired through foreclosures                        109          100           110         123            99
 In-substance foreclosures                                         43           75            77          83           136
 Reserve for real estate acquired                                 (35)         (37)          (28)        (18)          (19)
- - --------------------------------------------------------------------------------------------------------------------------
   Net real estate acquired                                       117          138           159         188           216
 Other assets acquired                                              1            1             1           9            12
- - --------------------------------------------------------------------------------------------------------------------------
   Total acquired property                                        118          139           160         197           228
- - --------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                                    $314         $341          $394        $478          $532
- - --------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of
 loan portfolio segments:
  Domestic commercial and financial loans and leases              .53%         .41%          .61%        .87%         1.17%
  Domestic commercial real estate loans                          3.45         5.17          5.81        6.65          8.91
  Domestic consumer mortgage loans                                .83          .75           .82         .87           .73
  Total loans                                                     .80          .83          1.00        1.18          1.56
Nonperforming assets as a percentage of
  total loans and net acquired property                          1.27         1.39          1.67        1.99          2.70
- - --------------------------------------------------------------------------------------------------------------------------
Past-due loans:
   Consumer credit                                               $ 53         $ 53           $51         $44           $48
   Real estate, primarily consumer mortgages                       22           25            24          26            49
   Commercial                                                       5            6             -           -             -
- - --------------------------------------------------------------------------------------------------------------------------
    Total past-due loans                                         $ 80         $ 84           $75         $70           $97
- - --------------------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.
(b)  Includes $65 million, $74 million, $90 million, $101 million and $178 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

CHANGE IN NONPERFORMING LOANS (a)
FOR THE THREE MONTHS ENDED MARCH 31
                                                           Domestic
                                            --------------------------------------                                  Total
                                            Commercial     Commercial     Consumer                            -----------------
(in millions)                               & Financial    Real Estate      Credit     International          1994         1993
- - -------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period      $ 41          $ 89          $ 65             $ 7              $202         $334
 Additions                                        26             1            20              13                60           59
 Payments (b)                                     (5)           (4)           (8)              -               (17)         (25)
 Return to accrual status                          -           (27)           (2)              -               (29)         (15)
 Credit losses                                    (9)           (2)           (4)             (3)              (18)         (32)
 Transfers to acquired property                    -             -            (1)             (1)               (2)         (17)
- - -------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at March 31                 $ 53          $ 57          $ 70             $16              $196         $304
- - -------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.



ADDITIONAL DOMESTIC NONACCRUAL LOAN DATA (a)
                                                                                                                 March 31,
(dollar amounts in millions)                                                                                  1994        1993
- - ------------------------------------------------------------------------------------------------------------------------------
Book balance                                                                                                  $162        $281
Contractual balance of nonaccrual loans                                                                        247         418
Book balance as a percentage of
 contractual balance                                                                                           66%         67%
Year-to-date interest receipts applied to reduce principal                                                    $  3        $  3
Year-to-date interest receipts recognized in interest revenue                                                    2           2
- - ------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Acquired property consists of OREO and other assets acquired in connection with loan settlements. OREO, net of the reserve, totaled $117 million at March 31, 1994, compared with $138 million at December 31, 1993, and $216 million at March 31, 1993. Sales of acquired property during the first quarter of 1994 resulted in gains of $9 million. A summary of the activity in the OREO portfolio is presented below.

- - -------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY (a)                                                                              Three months ended
                                                                                                                 March 31,
(in millions)                                                                                                 1994        1993
- - -------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of reserve                                                                   $138        $240
 Foreclosures (b)                                                                                                3          23
 Sales                                                                                                         (18)        (12)
 Return to performing                                                                                            -         (11)
 Write-downs, credit losses, OREO
  provision and other                                                                                           (6)        (24)
- - -------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of reserve                                                                         $117        $216
- - -------------------------------------------------------------------------------------------------------------------------------
Other acquired assets                                                                                            1          12
- - -------------------------------------------------------------------------------------------------------------------------------
Total acquired property at end of period, net of reserve                                                      $118        $228
- - -------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.
(b)  Includes foreclosures and in-substance foreclosures from loans and the mortgage servicing portfolio.

The Corporation recognizes any estimated potential decline in the value of OREO between appraisal dates on a property-by-property basis through periodic additions to the OREO reserve. Write-downs charged against this reserve are taken when OREO is sold at a loss or upon the receipt of appraisals which indicate a deterioration in the fair value of the property. Activity in the Corporation's OREO reserve is presented in the following table.



- - -------------------------------------------------------------------------------------------------------------------------------
RESERVE FOR REAL ESTATE ACQUIRED                                                                             Three months ended
                                                                                                                 March 31,
(in millions)                                                                                                 1994        1993
- - -------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                              $37         $10
Write-downs on real estate acquired                                                                             (2)        (12)
Provision charged to operating expense                                                                           -          21
- - -------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                                 $35         $19
- - -------------------------------------------------------------------------------------------------------------------------------


In May 1993, the Financial Accounting Standards Board released FAS No. 114, "Accounting by Creditors for Impairment of a Loan." FAS No. 114 establishes standards to determine in what circumstances a creditor should measure impairment of a loan based on either the present (discounted) value of expected future cash flows related to the loan, the market price of the loan or the fair value of the underlying collateral. This standard will become effective in 1995. The Corporation currently estimates that adoption of FAS No. 114 will not be material to the Corporation's financial position or results of operations. The existing impaired loans at the date of adoption, however, will determine the actual impact on the Corporation.

SEGREGATED ASSETS


Segregated assets represent commercial real estate and other commercial loans acquired in the Meritor branch acquisition that are on nonaccrual status, or are foreclosed properties. As a result of a loss sharing arrangement with the FDIC, any of the performing commercial loans or performing commercial real estate loans acquired in the December 1992 Meritor branch acquisition that become nonaccrual before December 31, 1997, will be reclassified to segregated assets. These delinquent assets are reported separately in the balance sheet, net of reserve. The reserve for segregated assets is not included in the reserve for credit losses. Additional information regarding segregated assets is presented in the "Credit Risk and Asset Quality" discussion and note 8 "Segregated Assets" in the Corporation's 1993 Annual Report on Form 10-K.



- - ------------------------------------------------------------------------------------------------------------------
SEGREGATED ASSETS                                                           MARCH 31,       Dec. 31,     March 31,
(in millions)                                                                    1994           1993          1993
- - ------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial real estate loans                                                    $ 78           $ 84          $168
 Commercial loans                                                                  26             28            29
- - ------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                                         104            112           197
- - ------------------------------------------------------------------------------------------------------------------
Real estate acquired                                                               72             75            84
- - ------------------------------------------------------------------------------------------------------------------
   Total segregated assets                                                        176            187           281
Less:  FDIC loss sharing (a)                                                     (167)          (178)         (267)
- - ------------------------------------------------------------------------------------------------------------------
   Maximum credit exposure                                                       $  9           $  9          $ 14
- - ------------------------------------------------------------------------------------------------------------------

CREDIT LOSS ACTIVITY
- - ------------------------------------------------------------------------------------------------------------------
Segregated asset losses:
 Commercial real estate loans                                                    $  -           $ 10          $ 10
 Commercial loans                                                                   -              4             3
- - ------------------------------------------------------------------------------------------------------------------
   Total                                                                            -             14            13
- - ------------------------------------------------------------------------------------------------------------------
Segregated asset recoveries                                                         -              -             -
- - ------------------------------------------------------------------------------------------------------------------
Segregated asset losses                                                          $  -           $ 14          $ 13
- - ------------------------------------------------------------------------------------------------------------------

CHANGE IN RESERVE FOR SEGREGATED ASSETS
- - ------------------------------------------------------------------------------------------------------------------
Reserve for segregated assets at beginning of period                             $  4           $ 18          $ 18
Segregated asset losses                                                             -             14            13
- - ------------------------------------------------------------------------------------------------------------------
Reserve at end of period (b)                                                     $  4           $  4          $  5
- - ------------------------------------------------------------------------------------------------------------------


Past-due loans subject to loss sharing                                           $  -           $  -          $ 19
- - ------------------------------------------------------------------------------------------------------------------

(a)  Represents the FDIC loss sharing arrangement of 80% of the first $60 million of net credit losses and 95% of the remaining balance of segregated assets.  At March 31, 1994, the entire balance of segregated assets was insured at the 95% rate as the
     $60 million credit loss threshold was met in the first quarter of 1993.  Total net credit losses on segregated assets, before
     FDIC loss sharing, were approximately $1 million in the first quarter of 1994.
(b)  This reserve is not included in the reserve for credit losses.

OFF-BALANCE-SHEET RISK

In the normal course of business, the Corporation becomes a party to various financial transactions that generally do not involve funding. These instruments involve various risks including market and credit risk. Since these transactions generally are not funded, they are not reflected on the balance sheet and are referred to as financial instruments with off-balance-sheet risk. The Corporation limits its exposure to loss from these instruments by subjecting them to the same credit approval and monitoring procedures as for on-balance-sheet instruments, as well as by entering into offsetting or matching positions to hedge interest- and currency-rate risk. The Corporation offers these financial instruments to enable its customers to meet their financing objectives, and manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with an ongoing source of fee revenue. The Corporation also enters into these transactions to manage its own risks arising from movements in interest and currency rates and as a part of its trading and funding activities.

A discussion of the Corporation's use of off-balance-sheet instruments to manage interest rate risk is presented on pages 23 and 24. In addition, further discussion of the Corporation's financial instruments with off-balance-sheet risk is presented in Note 18 of Notes to Financial Statements in the 1993 Annual Report on Form 10-K.

Off-balance-sheet financial instruments
- - ----------------------------------------------------------------------------------------------------------------------------
                                                               MARCH 31,       Dec. 31,    Sept. 30,   June 30,    March 31,
(in millions)                                                       1994           1993         1993    1993 (a)        1993
- - ----------------------------------------------------------------------------------------------------------------------------
Financial instruments with contract amounts that
  represent credit risk:
  Commitments to extend credit                                   $13,148 (b)    $12,507      $12,324    $12,419      $11,888
  Standby letters of credit and foreign guarantees                 3,345 (c)      2,952        2,896      2,944        3,059
  Commercial letters of credit                                       155            140          148        152          141
  Custodian securities lent with indemnification                  12,526         11,152       11,994      9,414          938
Financial instruments with notional or contract
  amounts that exceed the amount of credit risk(d):
  Foreign currency contracts:
    Commitments to purchase                                       10,237          9,219        9,517      9,161        5,647
    Commitments to sell                                           10,131          9,216        9,512      9,166        5,647
  Foreign currency and other option contracts written:
    Commitments to purchase                                          192            354          314        303          241
    Commitments to sell                                              114            175          171        194          174
  Foreign currency and other option contracts purchased:
    Commitments to purchase                                          201            345          340        301          253
    Commitments to sell                                              375            161          164        161          142
  Futures and forward contracts:
    Commitments to purchase                                        1,423            107          602      3,791        1,012
    Commitments to sell                                            1,020            426          611        393        1,185
  Interest rate agreements (notional principal amounts):
    Interest rate swaps                                           17,173 (e)     13,647       12,564     11,473       11,176
    Other interest rate products                                   4,175 (f)      2,560        1,564      1,781        1,703
    Forward rate agreements                                          334            595          458        480           22
- - ----------------------------------------------------------------------------------------------------------------------------

(a)  Increases at June 30, 1993, were due primarily to the acquisition of The Boston Company.
(b)  Approximately 31% of these commitments are scheduled to expire within one year, with an additional 55% scheduled to expire within five years.
(c)  Net of participations and cash collateral totaling $322 million.
(d)  The amount of credit risk associated with these instruments is limited to the cost of replacing a contract on which a counterparty has defaulted.
(e)  The $3.5 billion increase in interest rate swaps from December 31, 1993, is a result of the increased use of these instruments for interest rate sensitivity management.
(f)  The $1.6 billion increase in other interest rate products from December 31, 1993 is a result of the increased use of these instruments by the Corporation's customers to meet their financing objectives.


CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)
- - --------------------------------------------------------------------------------------------------------------
                                                                                                     ---------
                                                                                                     MARCH 31,
(in millions, except per share amounts)                                                                   1994
- - --------------------------------------------------------------------------------------------------------------
Interest revenue     Loans                                                                                $406
                     Loan fees                                                                              30
                     Interest-bearing deposits with banks                                                   10
                     Federal funds sold and securities purchased
                      under agreements to resell                                                             6
                     Trading account securities                                                              7
                     Securities                                                                             58
                     -----------------------------------------------------------------------------------------
                          Total interest revenue                                                           517
- - --------------------------------------------------------------------------------------------------------------
Interest expense     Deposits in domestic offices                                                           92
                     Deposits in foreign offices                                                            10
                     Federal funds purchased and securities sold
                      under agreements to repurchase                                                        10
                     U.S. Treasury tax and loan demand notes                                                 4
                     Commercial paper                                                                        1
                     Other funds borrowed                                                                   10
                     Notes and debentures                                                                   28
                     -----------------------------------------------------------------------------------------
                          Total interest expense                                                           155
- - --------------------------------------------------------------------------------------------------------------
Net interest              Net interest revenue                                                             362
revenue              Provision for credit losses                                                            20
                     -----------------------------------------------------------------------------------------
                          Net interest revenue after provision for credit losses                           342
- - --------------------------------------------------------------------------------------------------------------
Noninterest          Fee revenue                                                                           343
revenue              Gains on sale of securities                                                             -
                     -----------------------------------------------------------------------------------------
                          Total noninterest revenue                                                        343
- - --------------------------------------------------------------------------------------------------------------
Operating            Staff expense                                                                         215
expense              Net occupancy expense                                                                  45
                     Professional, legal and other purchased services                                       43
                     Amortization of goodwill and other intangibles                                         38
                     Business development                                                                   37
                     Equipment expense                                                                      33
                     Communications expense                                                                 20
                     FDIC assessment and regulatory examination fees                                        16
                     Other expense                                                                          32
                     Net expense (revenue) of acquired property                                             (8)
                     Restructuring expense                                                                   -
                     -----------------------------------------------------------------------------------------
                          Total operating expense                                                          471
- - --------------------------------------------------------------------------------------------------------------
Income               Income before income taxes                                                            214
                     Provision for income taxes                                                             83
                     -----------------------------------------------------------------------------------------
                     Net income                                                                            131
                     Dividends on preferred stock                                                           15
                     -----------------------------------------------------------------------------------------
                     Net income applicable to common stock                                                $116
                     -----------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------------
Per common share     Primary net income                                                                  $1.77
                     Fully diluted net income                                                            $1.77
                     -----------------------------------------------------------------------------------------

                     See accompanying Notes to Financial Statements.

                                                   Three months ended
- - --------------------------------------------------------------------------------------------------------
              Dec. 31,                  Sept. 30,                     June 30,                 March 31,
                  1993                       1993                         1993                      1993
- - --------------------------------------------------------------------------------------------------------
                  $395                       $401                         $363                      $358
                    16                         13                           16                        25
                    11                         18                           18                        15

                    12                         15                           17                        10
                     2                          4                            5                         4
                    59                         58                           58                        68
- - --------------------------------------------------------------------------------------------------------
                   495                        509                          477                       480
- - --------------------------------------------------------------------------------------------------------
                   100                        108                           98                       108
                    10                         11                           10                         9

                     8                          9                            9                         7
                     1                          2                            2                         1
                     1                          1                            3                         1
                     7                         10                           10                         7
                    29                         31                           31                        30
- - --------------------------------------------------------------------------------------------------------
                   156                        172                          163                       163
- - --------------------------------------------------------------------------------------------------------
                   339                        337                          314                       317
                    25                         30                           35                        35
- - --------------------------------------------------------------------------------------------------------
                   314                        307                          279                       282
- - --------------------------------------------------------------------------------------------------------
                   342                        334                          281                       232
                     -                          -                            -                        87
- - --------------------------------------------------------------------------------------------------------
                   342                        334                          281                       319
- - --------------------------------------------------------------------------------------------------------
                   207                        209                          174                       155
                    47                         45                           39                        37
                    44                         45                           30                        31
                    32                         36                           30                        24
                    26                         17                           17                        15
                    32                         29                           26                        26
                    19                         19                           17                        16
                    16                         15                           15                        14
                    41                         34                           30                        15
                     7                         14                           13                        25
                     -                          -                            -                       175
- - --------------------------------------------------------------------------------------------------------
                   471                        463                          391                       533
- - --------------------------------------------------------------------------------------------------------
                   185                        178                          169                        68
                    71                         64                           70                        34
- - --------------------------------------------------------------------------------------------------------
                   114                        114                           99                        34
                    16                         16                           16                        15
- - --------------------------------------------------------------------------------------------------------
                  $ 98                       $ 98                         $ 83                      $ 19
- - --------------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------
                 $1.50                      $1.50                        $1.32                      $.31
                 $1.50                      $1.50                        $1.32                      $.31
- - --------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
- - ------------------------------------------------------------------------------------------------------------------------
                                                                                    MARCH 31,     Dec. 31,     March 31,
                (dollar amounts in millions)                                             1994         1993          1993
- - ------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                               $ 1,796      $ 2,169       $ 1,537
                Interest-bearing deposits with banks                                    1,176          893         2,008
                Federal funds sold and securities purchased under
                 agreements to resell                                                     315          574           973
                Trading account securities                                                268          116           215
                Securities available for sale (approximate
                 fair value of $2,920 and $2,273 at Dec. 31, 1993 and
                 March 31, 1993)                                                        2,589        2,916         2,257
                Investment securities (approximate fair value
                 of $2,663, $2,139 and $2,115)                                          2,723        2,096         2,068
                Loans, net of unearned discount of $71, $74 and $51                    24,532       24,473        19,431
                Reserve for credit losses                                                (603)        (600)         (492)
                --------------------------------------------------------------------------------------------------------
                    Net loans                                                          23,929       23,873        18,939
                Customers' acceptance liability                                           112          146           158
                Premises and equipment                                                    451          463           437
                Acquired property, net of reserves of $35, $37 and $19                    118          139           228
                Goodwill                                                                  810          825           369
                Other intangibles                                                         482          462           438
                Segregated assets, net of reserves of $4, $4 and $5                       172          183           276
                Other assets                                                            1,675        1,284           996
                --------------------------------------------------------------------------------------------------------
                    Total assets                                                      $36,616      $36,139       $30,899
                --------------------------------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices                      $ 6,274      $ 6,905       $ 4,912
                Interest-bearing deposits in domestic offices                          18,889       19,450        17,654
                Interest-bearing deposits in foreign offices                            1,598        1,183           431
                --------------------------------------------------------------------------------------------------------
                    Total deposits                                                     26,761       27,538        22,997
                Federal funds purchased and securities sold under
                 agreements to repurchase                                               1,470          978         1,022
                U.S. Treasury tax and loan demand notes                                   895          712           339
                Commercial paper                                                          118          134           253
                Other funds borrowed                                                      420          302           376
                Acceptances outstanding                                                   112          146           158
                Other liabilities                                                       1,531        1,026           808
                Notes and debentures (with original maturities over one year)           1,924        1,990         1,922
                --------------------------------------------------------------------------------------------------------
                    Total liabilities                                                  33,231       32,826        27,875
- - ------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                           592          592           661
equity          Common stock - $.50 par value
                 Authorized - 200,000,000; 200,000,000; and 120,000,000 shares
                 Issued - 63,920,279; 63,843,493; and 60,548,111 shares                    32           32            30
                Additional paid-in capital                                              1,779        1,774         1,627
                Retained earnings                                                         976          898           705
                Warrants                                                                   37           37             1
                Net unrealized loss on assets
                 available for sale (net of taxes)                                        (15)           -             -
                Treasury stock - 294,567 and 365,700 shares at cost                       (16)         (20)            -
                --------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                          3,385        3,313         3,024
                --------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                        $36,616      $36,139       $30,899
                --------------------------------------------------------------------------------------------------------

                See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Bank Corporation (and its subsidiaries)
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            March 31,
                       (in millions)                                                                    1994         1993
- - --------------------------------------------------------------------------------------------------------------------------
Cash flows from        Net income                                                                    $   131      $    34
operating activities   Adjustments to reconcile net income to net
                        cash provided by operating activities:
                        Depreciation and amortization                                                     59           43
                        Provision for credit losses                                                       20           35
                        Provision for real estate acquired and other losses                                -           25
                        Restructuring expense                                                              -          175
                        Net gains on sale of assets                                                       (8)         (79)
                        Net decrease in accrued interest receivable                                        1           51
                        Deferred income tax expense (benefit)                                             22          (21)
                        Net increase in trading account securities activity                             (148)        (108)
                        Net increase in accrued interest payable, net of
                         amounts prepaid                                                                   7           17
                        Net (increase) decrease in residential mortgages held for sale                   (52)         144
                        Net increase in other operating activities                                        69          164
                        -------------------------------------------------------------------------------------------------
                            Net cash provided by operating activities                                    101          480
- - -------------------------------------------------------------------------------------------------------------------------
Cash flows from        Net increase in term deposits                                                    (283)        (804)
investing activities   Net (increase) decrease in federal funds sold and
                        securities purchased under agreements to resell                                  259         (697)
                       Funds invested in securities available for sale                                (2,730)      (2,669)
                       Proceeds from sales of securities available for sale                                -        3,998
                       Proceeds from maturities of securities available for sale                       3,053          120
                       Funds invested in investment securities                                          (803)         (36)
                       Proceeds from maturities of investment securities                                 175           32
                       Net decrease in credit card receivables                                            42           31
                       Net principal collected on loans to customers                                     (11)         176
                       Loan portfolio purchases                                                         (129)           -
                       Proceeds from the sale of loan portfolios                                          52            5
                       Purchases of premises and equipment                                               (17)         (30)
                       Proceeds from sales of premises and equipment                                       1            1
                       Proceeds from sales of acquired property                                           27           16
                       Net (increase) decrease in other investing activities                              (2)          38
                       --------------------------------------------------------------------------------------------------
                            Net cash provided (used) in investing activities                            (366)         181
- - -------------------------------------------------------------------------------------------------------------------------
Cash flows from        Net decrease in transaction and savings deposits                                 (402)        (910)
financing activities   Net decrease in customer term deposits                                           (375)      (1,223)
                       Net increase (decrease) in federal funds purchased and
                        securities sold under agreements to repurchase                                   492          (75)
                       Net increase in U.S. Treasury tax and loan demand notes                           183           73
                       Net increase (decrease) in commercial paper                                       (16)          74
                       Repurchase and repayments of longer-term debt                                     (67)         (29)
                       Net proceeds from issuance of longer-term debt                                      -          351
                       Net proceeds from issuance of common and preferred stock                            5          467
                       Dividends paid on common and preferred stock                                      (51)         (35)
                       Net increase in other financing activities                                        119          206
                       --------------------------------------------------------------------------------------------------
                            Net cash used in financing activities                                       (112)      (1,101)
                       Effect of foreign currency exchange rates                                           4            3
- - -------------------------------------------------------------------------------------------------------------------------
Change in cash and     Net decrease in cash and due from banks                                          (373)        (437)
due from banks         Cash and due from banks at beginning of period                                  2,169        1,974
                       --------------------------------------------------------------------------------------------------
                       Cash and due from banks at end of period                                      $ 1,796      $ 1,537
                       --------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------------------------
Supplemental           Interest paid                                                                    $148         $146
disclosures            Net income taxes paid (refunded)                                                   17           (7)
- - -------------------------------------------------------------------------------------------------------------------------

                       See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            March 31,
                       (dollar amounts in millions)                                                     1994         1993
- - --------------------------------------------------------------------------------------------------------------------------
Shareholders' equity   Balance at beginning of period                                                 $3,313       $2,557
                       Net income                                                                        131           34
                       Issuance of 4,312,500 shares of common
                        stock, net of issuance costs                                                       -          229
                       Issuance of Series K preferred stock, net of
                        issuance costs                                                                     -          194
                       Dividends on preferred stock:
                         Series B                                                                          -           (1)
                         Series D                                                                         (1)          (1)
                         Series H                                                                         (4)          (4)
                         Series I                                                                         (4)          (4)
                         Series J                                                                         (2)          (2)
                         Series K                                                                         (4)          (3)
                       Dividends on common stock at $.56 per share
                        in 1994 and $.38 per share in 1993                                               (36)         (23)
                       Common stock issued under dividend reinvestment and
                        common stock purchase plan                                                         4           24
                       Exercise of warrants                                                                -           16
                       Exercise of stock options                                                           1            5
                       Unrealized loss, net of tax, on assets classified as available
                         for sale                                                                        (15)           -
                       Other, including foreign currency translation                                       2            3
                       --------------------------------------------------------------------------------------------------
                       Balance at end of period                                                       $3,385       $3,024
                       --------------------------------------------------------------------------------------------------

                       See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 --   Basis of presentation

            The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1993 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.


Note 2 --   Adoption of Financial Accounting Standards

            The Corporation adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," on a prospective basis in the first quarter of 1994.

            The effect of adopting FAS No. 112 was an approximately $1 million increase in operating expense and a reduction in primary net income per common share of approximately $.01 in the first quarter of 1994.

            The adoption of FAS No. 115 resulted in a decrease in the carrying value of securities available for sale of $12 million, a decrease in the carrying value of loans of $11 million and a decrease in shareholders' equity of $15 million, net of tax. The reduction in loans related to the valuation of approximately $159 million of Mexican Brady bonds. No reclassifications of assets were made to adopt this new accounting standard.

            Adoption of interpretation No. 39 increased the Corporation's assets and liabilities by $309 million at March 31, 1994, and reduced the leverage capital ratio by 5 basis points.


Note 3 --   Other assets
                                                       MARCH 31,           Dec. 31,           March 31,
           (in millions)                                    1994               1993                1993
           --------------------------------------------------------------------------------------------
           Prepaid expense                                $  292             $  265                $282
           Interest receivable                               153                154                 140
           Accounts receivable                               168                131                 211
           Interest receivable and
             unrealized gains on
             off-balance-sheet instruments                   309                  -                   -
           Other                                             753                734                 363
           --------------------------------------------------------------------------------------------
             Total other assets                           $1,675             $1,284                $996
           --------------------------------------------------------------------------------------------


Note 4 --  Commitment to merge with The Dreyfus Corporation

           On December 5, 1993, the Corporation entered into a definitive agreement to merge with The Dreyfus Corporation. A detailed discussion of this merger is presented in the "Pending Merger with The Dreyfus Corporation" section on page 4.

Note 5 --  Securities


SECURITIES AVAILABLE FOR SALE
- - -------------------------------------------------------------------------------------------------------------------------
                                                     MARCH 31, 1994                            March 31, 1993
                                        ----------------------------------------  ---------------------------------------
                                        AMORTIZED    GROSS UNREALIZED       FAIR  Amortized     Gross unrealized     Fair
(in millions)                                COST    GAINS     LOSSES      VALUE       cost     Gains     Losses    value
- - -------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                              $  609     $ -       $  -      $  609     $2,118       $ 8        $ -   $2,126
U.S. agency mortgage-backed                   551       2         17         536         72         5          -       77
Other U.S. agency                           1,386       -          -       1,386         10         -          -       10
- - -------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                    2,546       2         17       2,531      2,200        13          -    2,213
Other mortgage-backed                          18       -          -          18         33         1          -       34
Other securities                               37       3          -          40         24         2          -       26
- - -------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale      $2,601     $ 5       $ 17      $2,589     $2,257       $16        $ -   $2,273
- - -------------------------------------------------------------------------------------------------------------------------

Note:  There were no sales of securities available for sale in the first quarter of 1994.  Gross realized gains on the sale of securities available for sale were $87 million in the first quarter of 1993.  Proceeds from the sale of securities available for sale totaled $3.998 billion in the first quarter of 1993.  At March 31, 1994, net unrealized pre-tax losses of $12 million were recorded in shareholders' equity in accordance with the adoption of FAS No. 115.



INVESTMENT SECURITIES
- - -------------------------------------------------------------------------------------------------------------------------
                                                     MARCH 31, 1994                            March 31, 1993
                                        ----------------------------------------  ---------------------------------------
                                        AMORTIZED    GROSS UNREALIZED       FAIR  Amortized     Gross unrealized     Fair
(in millions)                                COST    GAINS     LOSSES      VALUE       cost     Gains     Losses    value
- - -------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                              $   17     $ -        $  -     $   17     $    2       $ -        $ -   $    2
U.S. agency mortgage-backed                 2,545       5          66      2,484      1,927        46          -    1,973
- - -------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                    2,562       5          66      2,501      1,929        46          -    1,975
Other mortgage-backed                          62       -           -         62         93         1          -       94
Other investment securities                    99       1           -        100         46         -          -       46
- - -------------------------------------------------------------------------------------------------------------------------
  Total investment securities              $2,723     $ 6         $66     $2,663     $2,068       $47        $ -   $2,115
- - -------------------------------------------------------------------------------------------------------------------------

Note:  There were no sales of investment securities during the first quarters of 1994 or 1993.


Note 6 -- Acquisition of The Boston Company, Inc.

          On May 21, 1993, the Corporation completed its acquisition of The Boston Company, Inc. (TBC), a Shearson Lehman Brothers Inc. (Shearson) subsidiary based in Boston. TBC, through Boston Safe Deposit and Trust Company and other subsidiaries, engages in the businesses of mutual fund administration, institutional trust and custody, institutional asset management and private asset management. TBC had total assets of $6.9 billion at March 31, 1994, including $4.3 billion of loans, $427 million of securities and $1.2 billion of money market investments. Deposit liabilities totaled $4.1 billion and consisted primarily of money market, demand and time deposits.

          Under the terms of the stock purchase agreement with Shearson, the Corporation acquired all of the stock of Boston Group Holdings, Inc., the holding company for TBC and its subsidiaries, and paid to Shearson at the closing a combination of $1.291 billion in cash, 2.5 million shares of the Corporation's common stock and 10-year warrants to purchase an additional 3 million shares of the Corporation's common stock at $50 per share.

          This transaction was recorded under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. The condensed pro forma combined operating results provided in the table are presented as if the acquisition had been effective on January 1, 1993. The condensed pro forma combined operating results for the quarter ended March 31, 1993, combines The Boston Company's results of operations and the Corporation's historical results of operations for the quarter ended March 31, 1993. The excess of the purchase price over the estimated fair value of tangible net assets acquired on May 21, 1993, was approximately $457 million. This included a $55 million noncompete covenant with Shearson. The estimated lives used for the straight-line amortization of the noncompete covenant and goodwill are seven and 20 years. Goodwill and other intangible valuations may vary as a final appraisal and additional information becomes available. The pro forma results include adjustments for the effect of the amortization of goodwill and other intangibles, the elimination of certain assets and liabilities at the closing of the transaction, as well as the elimination of the revenues and expense attributable to nine subsidiaries of The Boston Company that were conveyed via dividend to Shearson prior to the closing date of the transaction. In addition, restructuring expenses of $175 million, or $112 million after-tax, have been eliminated from the pro forma combined results of operations for the quarter ended March 31, 1993, as these expenses do not represent ongoing expenses of the Corporation. This charge reflected management's estimates of additional loan loss reserve, systems conversion costs, severance, legal and consulting expenses and other restructuring charges. The pro forma information is intended for informational purposes only and is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been in effect for the period presented.


          ---------------------------------------------------------------------------------------------
          (Unaudited)
                                                                 Actual                       Pro forma
                                                            results for                        combined
                                                              the three                   for the three
                                                           months ended                    months ended
          (dollar amounts in millions,                        March 31,                       March 31,
          except per share amounts)                                1994                            1993
          ---------------------------------------------------------------------------------------------
          Net interest income                                      $362                            $355
          Net income                                                131                             147  (a)
          Net income per common share                              1.77                            1.91  (a)
          ---------------------------------------------------------------------------------------------

          (a)  Results for March 31, 1993 included $53 million and $.79 earnings per share from after-tax gains on the sale of securities.

Note 7 -- Supplemental information to the Consolidated Statement of Cash Flows

          Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.


          ------------------------------------------------------------------------------------------
                                                                                  Three months ended
                                                                                       March 31,
          (in millions)                                                           1994          1993
          ------------------------------------------------------------------------------------------
          Net transfers to real estate acquired                                    $ 3          $ 11
          Net transfers to segregated assets                                        10           127
          ------------------------------------------------------------------------------------------

Note 8 -- Preferred stock

          The following table summarizes the Corporation's preferred stock outstanding at March 31, 1994. Each series of preferred stock has a par value of $1.00 per share. A detailed description of the Corporation's outstanding preferred stock is provided in note 11 of the Notes to Financial Statements in the 1993 Annual Report on Form 10-K.



- - ------------------------------------------------------------------------------------------------------------------
                                                                                           Balances at
                                     Liquidation                                 ---------------------------------
(dollar amounts in millions,          preference          Shares       Shares    MARCH 31,    Dec. 31,   March 31,
 except per share amounts)             per share      authorized       issued         1994        1993        1993
- - ------------------------------------------------------------------------------------------------------------------
 Convertible preferred stock
  (Series B)                                $ 25               -            -        $   -        $  -        $ 68
 Junior convertible preferred
  stock (Series D)                             1       4,388,117    2,236,226            2           2           2
 10.40% preferred stock (Series H)            25       6,400,000    6,400,000          155         155         155
 9.60% preferred stock (Series I)             25       6,000,000    6,000,000          145         145         145
 8.50% preferred stock (Series J)             25       4,000,000    4,000,000           97          97          97
 8.20% preferred stock (Series K)             25       8,000,000    8,000,000          193         193         194
                                                                                      ----        ----        ----
   Total preferred stock                                                              $592        $592        $661
                                                                                      ====        ====        ====

- - ------------------------------------------------------------------------------------------------------------------


Note 9 -- Legal proceedings

          A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Note 10 -- Computation of primary and fully diluted net income per common share
                                                                                         Three months ended
(dollar amounts in millions, except per                                                       March 31,
 share amounts; common shares in thousands)                                              1994          1993
- - -----------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                                                $117           $19
- - -----------------------------------------------------------------------------------------------------------

Stock and stock equivalents (average shares):
  Common shares outstanding                                                            63,553        58,889
  Common shares issuable upon conversion
   of Series D preferred stock, if dilutive                                             1,702             -
  Other common stock equivalents, net of shares
   assumed to be repurchased under the treasury
   stock method (b):
    Stock options                                                                         746         1,274
    Warrants                                                                              285           261
    Common stock subscription rights                                                        -           145
    Series D preferred stock subscription rights                                            1            58
- - -----------------------------------------------------------------------------------------------------------
      Total stock and stock equivalents                                                66,287        60,627
- - -----------------------------------------------------------------------------------------------------------

Primary net income per common share (c)                                                 $1.77          $.31
- - -----------------------------------------------------------------------------------------------------------


FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                                                $117           $19
- - -----------------------------------------------------------------------------------------------------------

Stock, stock equivalents and potentially
 dilutive items (average shares):
  Common shares outstanding                                                            63,553        58,889
  Common shares issuable upon conversion of
   Series D preferred stock, if dilutive                                                1,702             -
  Other common stock equivalents, net of shares
   assumed to be repurchased under the treasury
   stock method (d)                                                                     1,127         1,875
  7 1/4% Convertible Subordinated Capital Notes                                            89             -
- - -----------------------------------------------------------------------------------------------------------
      Total stock, stock equivalents
       and other dilutive items                                                        66,471        60,764
- - -----------------------------------------------------------------------------------------------------------

Fully diluted net income per common share (c)                                           $1.77          $.31
- - -----------------------------------------------------------------------------------------------------------

See footnotes on following page.

Note 10 -- Computation of primary and fully diluted net income per common share (continued)


(a) After adding back Series D preferred stock dividends of $1 million in the first quarter of 1994. The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million in the first quarter of 1994.

(b) Shares were assumed to be repurchased at the average common share prices of $55.11 in the first quarter of 1994 and $57.49 in the first quarter of 1993.

(c)  Calculated based on unrounded numbers.

(d) Includes shares issuable upon assumed conversion of stock options, warrants and Series D preferred stock subscription rights. The first quarter of 1993 also includes shares issuable upon assumed conversion of common stock subscription rights. Shares were assumed repurchased at the beginning of the periods, using the ending common share prices of $56.125 at March 31, 1994 and $60.75 at March 31, 1993.

SELECTED STATISTICAL INFORMATION

COMPOSITION OF LOAN PORTFOLIO

Mellon Bank Corporation (and its subsidiaries)
- - ------------------------------------------------------------------------------------------------------------------
                                              MARCH 31,        Dec. 31,     Sept. 30,       June 30,     March 31,
(in millions)                                      1994            1993          1993           1993          1993
- - ------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
  Commercial and financial                      $ 9,199         $ 9,091       $ 8,020        $ 8,288       $ 7,975
- - ------------------------------------------------------------------------------------------------------------------
  Commercial real estate:
    Commercial construction                         382  (b)(c)     423           425            448           457
    Commercial mortgage                           1,256  (c)      1,298         1,293          1,365         1,389
- - ------------------------------------------------------------------------------------------------------------------
      Total commercial real estate                1,638  (d)      1,721         1,718          1,813         1,846
- - ------------------------------------------------------------------------------------------------------------------
  Consumer credit:
    Consumer mortgage                             8,161           8,180         8,250          8,507         4,138
    Other consumer credit                         3,966           3,813         3,679          3,674         3,544
- - ------------------------------------------------------------------------------------------------------------------
      Total consumer credit                      12,127          11,993        11,929         12,181         7,682
- - ------------------------------------------------------------------------------------------------------------------
  Lease finance assets                              715             718           709            629           633
- - ------------------------------------------------------------------------------------------------------------------
      Total domestic loans                       23,679          23,523        22,376         22,911        18,136
- - ------------------------------------------------------------------------------------------------------------------
INTERNATIONAL LOANS                                 853  (e)        950         1,088            933         1,295
- - ------------------------------------------------------------------------------------------------------------------
      Total loans, net of unearned discount     $24,532         $24,473       $23,464        $23,844       $19,431
- - ------------------------------------------------------------------------------------------------------------------

(a)   Includes $54 million of FDIC loss share loans.
(b)   Includes $289 million of loans related to real estate projects which are designated as "substantially complete," indicating that no additional funding is required to complete construction of the base building or that a certificate of occupancy has been obtained from the municipality in which the property is located.
(c)   Commercial construction loans and commercial mortgages include $6 million and $203 million, respectively of FDIC loss share loans.
(d)   Includes $464 million of loans secured by owner-occupied commercial real estate but not made for the purpose of real estate construction or financing.
(e)   Includes $11 million, pretax, of unrealized loss on Mexican loans available for sale in accordance with the adoption of FAS
      No. 115.
Note: Excludes segregated assets.



DEPOSITS
Mellon Bank Corporation (and its subsidiaries)
- - ------------------------------------------------------------------------------------------------------------------
                                              MARCH 31,        Dec. 31,     Sept. 30,       June 30,     March 31,
(in millions)                                      1994            1993          1993           1993          1993
- - ------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
  Interest-bearing:
    NOW accounts                                $ 2,175         $ 2,196       $ 2,050        $ 2,046       $ 1,971
    Money market and other savings accounts       9,759          10,006         9,468          9,715         7,462
    Retail savings certificates                   6,610           6,813         7,187          7,683         7,850
    Other time deposits                             345             435           481            470           371
- - ------------------------------------------------------------------------------------------------------------------
      Total interest-bearing                     18,889          19,450        19,186         19,914        17,654
  Noninterest-bearing                             6,274           6,905         5,999          6,099         4,912
- - ------------------------------------------------------------------------------------------------------------------
      Total deposits in domestic offices         25,163          26,355        25,185         26,013        22,566
- - ------------------------------------------------------------------------------------------------------------------
Deposits in foreign offices                       1,598           1,183         1,120          1,294           431
- - ------------------------------------------------------------------------------------------------------------------
      Total deposits                            $26,761         $27,538       $26,305        $27,307       $22,997
- - ------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
                                                                                         ----------------------
                                                                                             MARCH 31, 1994
                                                                                          AVERAGE       AVERAGE
                 (dollar amounts in millions)                                             BALANCE  YIELDS/RATES
- - ---------------------------------------------------------------------------------------------------------------
Assets           Interest-earning assets:
                   Interest-bearing deposits with banks                                   $ 1,042         3.67%
                   Federal funds sold and securities purchased
                    under agreements to resell                                                842         3.01
                   Trading account securities                                                 504         5.57
                   Securities:
                     U.S. Treasury and agency securities                                    4,171         5.36
                     Other                                                                    246         5.16
                   Loans, net of unearned discount                                         24,627         7.22
                                                                                          -------
                       Total interest-earning assets                                       31,432         6.70%
                 Cash and due from banks                                                    2,551
                 Customers' acceptance liability                                              137
                 Premises and equipment                                                       459
                 Net acquired property                                                        130
                 Other assets                                                               3,087
                 Reserve for credit losses                                                   (610)
                 ----------------------------------------------------------------------------------------------
                       Total assets                                                       $37,186
- - ---------------------------------------------------------------------------------------------------------------
Liabilities      Interest-bearing liabilities:
and                Deposits in domestic offices:
shareholders'        Demand (a)                                                           $ 2,158         (.76)%
equity               Money market and other savings accounts                                9,859         1.55
                     Retail savings certificates                                            6,712         3.20
                     Other time deposits                                                      347         5.91
                   Deposits in foreign offices                                              1,167         3.50
                                                                                          -------
                       Total interest-bearing deposits                                     20,243         2.04
                   Federal funds purchased and securities sold
                    under agreements to repurchase                                          1,293         3.01
                   U.S. Treasury tax and loan demand notes                                    594         3.03
                   Commercial paper                                                           111         3.26
                   Other funds borrowed                                                       613         6.70
                   Notes and debentures (with original maturities
                     over one year)                                                         1,965         5.77
                                                                                          -------
                       Total interest-bearing liabilities                                  24,819         2.53%
                 Total noninterest-bearing deposits                                         7,521
                 Acceptances outstanding                                                      137
                 Other liabilities                                                          1,357
                 ----------------------------------------------------------------------------------------------
                       Total liabilities                                                   33,834
                 ----------------------------------------------------------------------------------------------
                 Shareholders' equity                                                       3,352
                 ----------------------------------------------------------------------------------------------
                       Total liabilities and shareholders' equity                         $37,186
- - ---------------------------------------------------------------------------------------------------------------
Rates            Yield on total interest-earning assets                                                   6.70%
                 Cost of funds supporting interest-earning assets                                         2.00%
                 ----------------------------------------------------------------------------------------------
                 Net interest margin:
                   Taxable equivalent basis                                                               4.70%
                   Without taxable equivalent increments                                                  4.67%
                 ----------------------------------------------------------------------------------------------

                 (a)    In the first quarter of 1994 and the fourth quarter of 1993, revenue generated through the use of off-
                        balance-sheet instruments more than offset the interest expense on demand deposits.
                 Note:  Average rates are annualized and calculated on a taxable equivalent basis, at tax rates

                                                Three months ended
- - ------------------------------------------------------------------------------------------------------------
      Dec. 31, 1993                Sept. 30, 1993             June 30, 1993               March 31, 1993
  Average         Average      Average        Average     Average         Average      Average       Average
  balance    yields/rates      balance   yields/rates     balance    yields/rates      balance  yields/rates
- - ------------------------------------------------------------------------------------------------------------
  $ 1,207           3.65%      $ 1,855          3.66%     $ 2,137           3.41%     $ 1,688          3.63%

    1,579           3.08         1,967          3.05        2,340           2.94        1,309          3.08
      206           4.98           266          5.67          312           6.12          293          5.85

    4,186           5.15         3,541          5.49        3,755           5.68        4,406          5.92
      355           4.63           834          4.48          381           5.02          248          5.92
   23,220           7.05        23,223          7.13       20,623           7.42       19,900          7.86
  -------                      -------                    -------                     -------
   30,753           6.41%       31,686          6.41%      29,548           6.51%      27,844          7.03%
    2,330                        2,105                      2,177                       2,041
      133                          127                        143                         128
      482                          492                        460                         440
      150                          185                        212                         246
    2,518                        2,565                      2,429                       1,948
     (597)                        (598)                      (548)                       (514)
- - ------------------------------------------------------------------------------------------------------------
  $35,769                      $36,562                    $34,421                     $32,133
- - ------------------------------------------------------------------------------------------------------------


  $ 2,117           (.01)%     $ 2,086           .15%     $ 1,993            .03%     $ 1,937           .28%
    9,660           1.53         9,602          1.72        8,139           1.63        7,521          1.78
    6,992           3.14         7,405          3.10        7,692           3.13        8,148          3.39
      461           6.65           477          5.87          391           5.30          359          6.06
    1,096           3.57         1,108          3.77        1,084           3.78          804          4.64
  -------                      -------                    -------                     -------
   20,326           2.15        20,678          2.26       19,299           2.25       18,769          2.53

    1,150           2.85         1,215          3.09        1,050           3.07          963          3.04
      222           2.86           240          2.91          215           2.77          221          2.84
      139           3.11           195          3.23          289           3.26          171          3.21
      355           7.44           733          5.57          744           5.72          326          8.15

    2,019           5.66         2,124          5.76        2,050           6.19        1,765          6.85
  -------                      -------                    -------                     -------
   24,211           2.57%       25,185          2.71%      23,647           2.76%      22,215          2.98%
    7,150                        7,069                      6,587                       6,124
      133                          128                        148                         128
      946                          895                        915                         721
- - ------------------------------------------------------------------------------------------------------------
   32,440                       33,277                     31,297                      29,188
- - ------------------------------------------------------------------------------------------------------------
    3,329                        3,285                      3,124                       2,945
- - ------------------------------------------------------------------------------------------------------------
  $35,769                      $36,562                    $34,421                     $32,133
- - ------------------------------------------------------------------------------------------------------------
                    6.41%                       6.41%                       6.51%                      7.03%
                    2.02%                       2.15%                       2.21%                      2.38%
- - ------------------------------------------------------------------------------------------------------------

                    4.39%                       4.26%                       4.30%                      4.65%
                    4.36%                       4.23%                       4.27%                      4.61%
- - ------------------------------------------------------------------------------------------------------------

   approximating 35%, using dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements.  Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

On February 12, 1991, a jury in Colorado rendered a verdict in a lender liability lawsuit in which the Corporation is one of the defendants. The jury awarded actual damages of $42 million and punitive damages of $23 million in favor of the plaintiffs. In the lawsuit, the plaintiffs contended that the Corporation breached certain obligations and failed to disclose certain information in connection with its lending relationships with the plaintiffs. On June 6, 1991, a district judge in Colorado entered a judgment reducing the award to $16 million in actual damages, plus interest, and $12 million in punitive damages. On January 27, 1994, the Colorado Court of Appeals affirmed the judgment for plaintiffs for compensatory damages in the reduced amount of $5.36 million, plus interest since November 1, 1989, and vacated the judgment for punitive damages and remanded to the trial court with the direction to reconsider the amount, if any, of punitive damages. By Colorado law, the amount of the punitive damages cannot exceed the amount of the compensatory damages. Both plaintiffs and defendants filed petitions for rehearing before the Court of Appeals, which were denied on March 31, 1994. Plaintiffs have petitioned the Supreme Court of Colorado for review. The Corporation is also planning to file a petition seeking review by the Colorado Supreme Court.

Subsequent to the announcement of the proposed merger with Dreyfus, plaintiffs who claim to be shareholders of Dreyfus commenced six purported class action suits in the Supreme Court of the State of New York, County of New York, naming Dreyfus, the individual directors of Dreyfus and (in two of the cases) the Corporation as defendants. In these complaints, the plaintiffs, among other things, object to the terms of the proposed merger and seek injunctive relief against its consummation, as well as compensatory and punitive damages. The Corporation believes that these complaints lack merit and intends to defend them vigorously.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 Mellon Bank Corporation Long-Term Profit Incentive Plan (1981), as amended March 15, 1994.

    10.2 Mellon Bank Corporation Retirement Plan for Outside Directors, effective January 1, 1994.

    12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

    12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

(b) Reports on Form 8-K

    During the first quarter of 1994, the Corporation filed the following Current Reports on Form 8-K:

    (1) A report dated January 5, 1994, which included, under Items 5 and 7, the Corporation's press release regarding the Corporation's litigation settlement with Smith Barney Shearson Inc.

    (2) A report dated January 13, 1994, which included, under Item 7, the Corporation's press release regarding fourth quarter and full-year 1993 financial results.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MELLON BANK CORPORATION
                                             (Registrant)




Date:  May 10, 1994                        By: /s/  Steven G. Elliott
                                               -----------------------------
                                               Steven G. Elliott
                                               Vice Chairman,
                                                Chief Financial Officer
                                                and Treasurer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer of
                                                the Registrant)

CORPORATE INFORMATION


Business          Mellon Bank Corporation is a multibank holding company
of the            incorporated under the laws of Pennsylvania and registered
Corporation       under the federal Bank Holding Company Act.  Its principal wholly owned subsidiaries are Mellon Bank, N.A., The Boston
                  Company, Inc., Mellon Bank (DE) National Association, Mellon
                  Bank (MD) and the companies known as Mellon Financial
                  Services Corporations. The Corporation's banking subsidiaries engage in domestic retail banking, worldwide commercial banking, trust banking, investment management and other financial services and various securities-related activities. Through the Mellon Financial Services
                  Corporations and their subsidiaries, the Corporation provides commercial financial services, engages in leasing and residential real estate loan financing, originates commercial loans, and provides cash management, mortgage servicing, stock transfer and numerous trust and investment management services. The Corporation's principal executive office is located at One Mellon Bank Center, 500 Grant
                  Street, Pittsburgh, Pennsylvania, 15258-0001 (Telephone:
                  412-234-5000).

Exchange          Mellon Bank Corporation's common, Series H preferred, Series
listing           I preferred, Series J preferred and Series K preferred
                  stocks are traded on the New York Stock Exchange. The trading symbols are MEL (common stock), and MEL Pr H, MEL Pr
                  I, MEL Pr J and MEL Pr K (preferred stocks).  The Transfer
                  Agent and Registrar is Mellon Bank, N.A., P.O. Box 444,
                  Pittsburgh, PA  15230-0444.

Dividend          Subject to approval of the board of directors, dividends are
payments          paid on Mellon Bank Corporation's common and preferred stocks on or about the 15th day of February, May, August and November.

Dividend          Under the Dividend Reinvestment and Common Stock Purchase
Reinvestment      Plan, registered holders of Mellon Bank Corporation's common
and Common        stock may purchase additional common shares at the market
Stock Pur-        value for such shares through reinvestment of common dividends
chase Plan        and/or optional cash payments.  Purchases of shares through optional cash payments are subject to limitations. Plan details are in a Prospectus dated December 15, 1993, which may be obtained from the Secretary of the Corporation.

Phone             Corporate Communications                       (412) 236-1264
contacts          Dividend Reinvestment Plan                     (412) 236-8000
                  Investor Relations                             (412) 234-5601
                  Publication Requests                           (412) 234-8252
                  Stock Transfer Agent                           (412) 236-8000

                               Index to Exhibits


      Exhibit No.                            Description
    --------------              --------------------------------------
         10.1                   Mellon Bank Corporation Long-Term
                                Profit Incentive Plan (1981), as
                                amended March 15, 1994.

         10.2                   Mellon Bank Corporation Retirement
                                Plan for Outside Directors, effective
                                January 1, 1994.

         12.1                   Computation of Ratio of Earnings to
                                Fixed Charges and Ratio of Earnings
                                to Combined Fixed Charges and
                                Preferred Stock Dividends (parent
                                Corporation).

         12.2                   Computation of Ratio of Earnings to
                                Fixed Charges and Ratio of Earnings
                                to Combined Fixed Charges and
                                Preferred Stock Dividends (Mellon
                                Bank Corporation and its
                                subsidiaries).