Form 10-Q
period 1994-06-30
MELLON BANK CORP
filed 1994-08-09
CIK 64782

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- --------------------------------------------------------------------------------
                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

                             Yes     X       No
                                   -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
        Class                                         June 30, 1994
        ------                                     -------------------
Common Stock, $0.50 par value                         63,829,481

- --------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX
________________________________________________________________________________


                                                                                                Page No.
                                                                                                --------
Part I - Financial Information
- ------------------------------

Financial Highlights                                                                                 2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                                                  3

Financial Statements (Item 1):
   Consolidated Balance Sheet                                                                       37
   Consolidated Income Statement                                                                    38
   Consolidated Statement of Cash Flows                                                             40
   Consolidated Statement of Changes in Shareholders' Equity                                        42

Notes to Financial Statements                                                                       43

Selected Statistical Information:
   Consolidated Balance Sheet - Average Balances and Interest Yields/Rates                          48
   Composition of Loan Portfolio                                                                    50
   Deposits                                                                                         50


Part II - Other Information
- ---------------------------

Legal Proceedings (Item 1)                                                                          51

Submission of Matters to a Vote of Security Holders (Item 4)                                        52

Exhibits and Reports on Form 8-K (Item 6)                                                           53

Signature                                                                                           54

Corporate Information                                                                               55

Index to Exhibits                                                                                   56

_______________________________________________________________________________________________________________________

FINANCIAL HIGHLIGHTS

                                                                              Three months                   Six months
(dollar amounts in millions,                                                ended June 30,               ended June 30,
except per share amounts)                                                  1994       1993             1994        1993
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                              $   134    $    99          $   265     $   133
Net income applicable to common stock                                       119         83              235         102
Dividends on common stock                                                    35         23               71          46
Per common share:
  Net income                                                            $  1.80    $  1.32          $  3.57     $  1.63
  Dividends                                                                 .56        .38             1.12         .76
Annualized return on common shareholders' equity                         17.04%     13.69%           17.14%       8.71%
Annualized return on assets                                               1.47%      1.16%            1.45%        .80%
Efficiency ratio:
  Including amortization of intangibles                                     66%        63%              67%         62%
  Excluding amortization of intangibles (a)                                 63%        60%              63%         59%
Average common shares and equivalents
 outstanding (In thousands)                                              66,633     65,031           66,458      63,645

- -----------------------------------------------------------------------------------------------------------------------
RESULTS EXCLUDING CERTAIN ITEMS (B)
Net income                                                              $   134    $    99          $   265     $   192
Net income applicable to common stock                                       119         83              235         161
Net income per common share                                             $  1.80    $  1.32          $  3.57     $  2.59
Annualized return on common shareholders' equity                         17.04%     13.69%           17.14%      13.60%
Annualized return on assets                                               1.47%      1.16%            1.45%       1.16%
- -----------------------------------------------------------------------------------------------------------------------
                                                                                      1994                         1993
- -----------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30
Loans                                                                              $24,726                      $23,844
Total assets                                                                        36,974                       36,166
Deposits                                                                            26,183                       27,307
Common shareholders' equity                                                          2,867                        2,586
Book value per common share (c)                                                    $ 43.75                      $ 39.81
Common shareholders' equity to assets ratio                                          7.75%                        7.15%
Tier I capital ratio                                                                 7.90%                        7.42%
Total (Tier I plus Tier II) capital ratio                                           11.41%                       10.63%
Leverage capital ratio                                                               7.38%                        6.99%
_______________________________________________________________________________________________________________________



Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a) Excludes amortization of goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.
(b) Results for the first half of 1993 exclude $112 million after-tax in merger expenses and $53 million in after-tax gains on the sale of securities related to the Corporation's acquisition of The Boston Company.
(c) Book value per common share assumes full conversion of the Series D preferred stock to common stock. Accordingly, this includes the additional paid-in capital on the Series D preferred stock because this paid-in capital has no liquidation preference over the common stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
________________________________________________________________________________

The Corporation recorded a 36% increase in earnings per common share on a 35% increase in net income in the second quarter of 1994 compared with the second quarter of 1993. Net income was $134 million, or $1.80 per common share, in the second quarter of 1994. The annualized return on common shareholders' equity and return on assets were 17.04% and 1.47%, respectively, for the quarter. The Corporation's net income and earnings per common share in the second quarter of 1993 were $99 million and $1.32 per common share, respectively. The annualized return on common shareholders' equity and return on assets were 13.69% and 1.16%, respectively, in the second quarter of 1993. Compared with the same period a year ago, results in the second quarter of 1994 reflected increases in net interest and fee revenue and a lower provision for credit losses, offset in part by higher operating expenses.


INCOME STATEMENT HIGHLIGHTS
________________________________________________________________________________

                                                                         Three months ended
                                                                              June 30,                         Inc (Dec)
                                                                       -----------------------          -----------------------
(dollar amounts in millions)                                            1994              1993          Amount          Percent
- -------------------------------------------------------------------------------------------------------------------------------
Net interest revenue (taxable
 equivalent basis)                                                      $359              $317           $ 42            14%
Provision for credit losses                                               20                35            (15)          (43)
Fee revenue                                                              336               281             55            20
Operating expense                                                        456               391             65            16
Provision for income taxes                                                83                70             13            20
Net income                                                               134                99             35            35
- -------------------------------------------------------------------------------------------------------------------------------


Net interest revenue was $357 million in the second quarter of 1994, up 14% from $314 million in the second quarter of 1993. The increase in net interest revenue was primarily attributable to the Corporation's 1993 acquisitions of The Boston Company and AFCO Credit Corporation (AFCO), which were accounted for under the purchase method of accounting. Fee revenue was $336 million, up 20% from $281 million in the prior- year period, primarily reflecting an increase of $67 million of fee revenue attributable to The Boston Company acquisition completed in May 1993. Also impacting fee revenue was the approximately $25 million reduction in fee revenue resulting from the divestiture of three fee-based businesses.

The provision for credit losses was $20 million in the second quarter of 1994, down $15 million from the prior-year period. Net credit losses were $14 million, down $26 million from a year earlier, reflecting continuing improvement in the credit quality of the loan portfolio. Nonperforming assets totaled $264 million at June 30, 1994, representing the lowest level in twelve years. Nonperforming assets were $314 million at March 31, 1994, and $478 million at June 30, 1993. At June 30, 1994, the Corporation's ratio of nonperforming assets to total loans and net acquired property was 1.06%, compared with 1.27% and 1.99% at March 31, 1994 and June 30, 1993, respectively.

Operating expense for the second quarter of 1994 was $456 million, compared to $391 million in the second quarter of 1993. The increase was primarily due to the impact of acquisitions, higher marketing expense related to the introduction of the Corporation's CornerStone(sm) credit card product introduced during the first quarter, as well as increased expense in support of revenue growth.

PENDING MERGER WITH THE DREYFUS CORPORATION

In December 1993, the Corporation entered into a definitive agreement to merge with The Dreyfus Corporation (Dreyfus). Dreyfus is the nation's sixth-largest mutual fund company, based on assets under management, with approximately $71 billion of assets under management and administration at June 30, 1994. The merger of the Corporation and Dreyfus is expected to create a diversified financial services organization with annual revenues of approximately $3.2 billion, including fee revenue of about $1.7 billion. Dreyfus is headquartered in New York City and employs approximately 2,100.

Dreyfus stockholders will receive 0.88017 shares of the Corporation's common stock for each share of Dreyfus common stock outstanding. Dreyfus has approximately 37 million shares outstanding. The transaction will be accounted for under the pooling-of-interests method, with prior period financial results restated to reflect the merger. The Corporation's capital ratios following the merger will be approximately 200 basis points higher than the June 30, 1994 ratios. However, as a result of the approximately 33 million additional shares of the Corporation's common stock to be issued to the Dreyfus stockholders, the Corporation's book value per common share, on a pro forma basis, would have been $38.03, or 13% lower, at June 30, 1994. Earnings per common share, on a pro forma basis, would have been $1.45 and $2.89, or 19% lower, for the second quarter and first half of 1994. In connection with the transaction, the Corporation expects to record one-time after-tax merger expenses of approximately $85 million at closing. Including these merger expenses and the additional common shares to be issued to the Dreyfus stockholders, the Corporation's book value per common share, on a pro forma basis, would have been $37.16 at June 30, 1994.

The Corporation has received approval from all required regulatory agencies for this proposed merger. Completion of the merger is contingent upon the approval of the shareholders of the Corporation and Dreyfus and certain approvals by the shareholders of the mutual funds managed, advised or administered by Dreyfus. Following these approvals, the merger is anticipated to occur during the third quarter of 1994.


ACQUISITION OF GLENDALE BANCORPORATION

On May 6, 1994, the Corporation entered into a definitive agreement to acquire Glendale Bancorporation (Glendale), a bank holding company headquartered in Voorhees, New Jersey. Upon completion of the transaction the Corporation will, for the first time, conduct branch banking in the New Jersey suburbs of Philadelphia. At March 31, 1994, Glendale had total assets of approximately $250 million and deposits of approximately $230 million. The acquisition is subject to approvals by various federal and state banking regulators, and is expected to close as early as the end of the third quarter of 1994.

BUSINESS SECTORS
____________________________________________________________________________________________________________________

FOR THE THREE MONTHS ENDED JUNE 30
(dollar amounts in millions,                                  Retail                                       Total
  averages in billions)          Wholesale Banking     Financial Services       Service Products        core sectors
                                    1994      1993         1994      1993        1994       1993       1994     1993
- --------------------------------------------------------------------------------------------------------------------
Revenue(a)                         $  89     $  83        $ 266     $ 260        $323       $253      $ 678    $ 596
Credit quality expense                 1         4           13        17           1          1         15       22
Operating expense                     33        29          163       155         246        189        442      373
- --------------------------------------------------------------------------------------------------------------------
Income before taxes(a)                55        50           90        88          76         63        221      201
Income taxes(a)                       20        19           33        37          35         25         88       81
- --------------------------------------------------------------------------------------------------------------------
Net income                         $  35     $  31        $  57     $  51        $ 41       $ 38      $ 133    $ 120
- --------------------------------------------------------------------------------------------------------------------
Average assets                     $11.1     $11.0        $15.3     $18.1        $7.2       $3.6      $33.6    $32.7
Average common equity              $ 1.0     $  .7        $ 1.0     $ 1.0        $1.0       $ .5      $ 3.0    $ 2.2
Return on common
 shareholders' equity(b)             14%       17%          22%       18%         17%        26%        18%      19%
Return on assets(b)                1.24%     1.15%        1.49%     1.13%          NM         NM      1.56%    1.46%
Efficiency ratio:
  Including amortization of
    intangibles                      37%       35%          61%       60%         77%        75%        65%      63%
  Excluding amortization of
    intangibles(c)                   37%       35%          56%       54%         73%        73%        62%      60%
- --------------------------------------------------------------------------------------------------------------------


                                                            Real Estate                                  Total all
                                                              Banking                 Other               sectors
                                                           1994      1993        1994      1993         1994     1993
- ---------------------------------------------------------------------------------------------------------------------
Revenue(a)                                                 $ 11      $  9        $  8      $ (7)       $ 697    $ 598
Credit quality expense (revenue)                             (3)       25           5         1           17       48
Operating expense                                             6         5          11         -          459      378
- ---------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes(a)                                 8       (21)         (8)       (8)         221      172
Income taxes(a)                                               3        (7)         (4)       (1)          87       73
- ---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $  5      $(14)       $ (4)     $ (7)       $ 134    $  99
- ---------------------------------------------------------------------------------------------------------------------
Average assets                                             $1.1      $1.7        $1.9      $  -        $36.6    $34.4
Average common equity                                      $ .1      $ .2        $(.3)     $ .1        $ 2.8    $ 2.5
Return on common
 shareholders' equity(b)                                     NM         *          NM        NM          17%      14%
Return on assets(b)                                          NM         *          NM        NM        1.47%    1.16%
Efficiency ratio:
  Including amortization of intangibles                      47%       73%         NM        NM          66%      63%
  Excluding amortization of intangibles(c)                   47%       73%         NM        NM          63%      60%
- ---------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent basis.
(b) Annualized.
(c) Excludes amortization of goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.
NM - Not a meaningful measure of performance for this sector.
* Loss

Note: The tables above present the operating results of the major business sectors within the Corporation, analyzed on an internal management reporting basis. Capital is allocated using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.



BUSINESS SECTORS
____________________________________________________________________________________________________________________

FOR THE SIX MONTHS ENDED JUNE 30
(dollar amounts in millions,                                  Retail                                     Total
  averages in billions)          Wholesale Banking     Financial Services       Service Products        core sectors
                                    1994      1993         1994      1993        1994       1993       1994     1993
- --------------------------------------------------------------------------------------------------------------------
Revenue(a)                         $ 187     $ 167        $ 519     $ 527        $660       $447     $1,366   $1,141
Credit quality expense                 1        18           32        30           1          1         34       49
Operating expense                     71        61          344       304         501        334        916      699
- --------------------------------------------------------------------------------------------------------------------
Income before taxes(a)               115        88          143       193         158        112        416      393
Income taxes(a)                       42        33           54        81          69         43        165      157
- --------------------------------------------------------------------------------------------------------------------
Net income                         $  73     $  55        $  89     $ 112        $ 89       $ 69     $  251   $  236
- --------------------------------------------------------------------------------------------------------------------
Average assets                     $11.2     $11.0        $16.0     $18.1        $7.0       $2.4     $ 34.2   $ 31.5
Average common equity              $ 1.0     $  .6        $ 1.0     $ 1.0        $1.0       $ .5     $  3.0   $  2.1
Return on common
 shareholders' equity(b)             15%       15%          18%       20%         18%        28%        17%      20%
Return on assets(b)                1.33%     1.01%        1.13%     1.25%          NM         NM      1.48%    1.51%
Efficiency ratio:
  Including amortization of
    intangibles                      38%       37%          66%       58%         76%        75%        67%      61%
  Excluding amortization of
    intangibles(c)                   38%       37%          61%       52%         73%        74%        63%      58%
- --------------------------------------------------------------------------------------------------------------------


                                                            Real Estate                                  Total all
                                                              Banking                 Other               sectors
                                                           1994      1993        1994      1993         1994     1993
- ---------------------------------------------------------------------------------------------------------------------
Revenue(a)                                                 $ 23      $ 21        $ 16      $ 74       $1,405   $1,236
Credit quality expense (revenue)                            (10)       57           5         2           29      108
Operating expense                                            11        13          11       174          938      886
- ---------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes(a)                                22       (49)          -      (102)         438      242
Income taxes(a)                                               8       (18)          -       (30)         173      109
- ---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ 14      $(31)       $  -      $(72)      $  265   $  133
- ---------------------------------------------------------------------------------------------------------------------
Average assets                                             $1.1      $1.8        $1.6      $  -       $ 36.9   $ 33.3
Average common equity                                      $ .1      $ .2        $(.3)     $ .1       $  2.8   $  2.4
Return on common
 shareholders' equity(b)                                     NM         *          NM        NM          17%       9%
Return on assets(b)                                          NM         *          NM        NM        1.45%     .80%
Efficiency ratio:
  Including amortization of intangibles                      45%       66%         NM        NM          67%      62%
  Excluding amortization of intangibles(c)                   45%       66%         NM        NM          63%      59%
- ---------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent basis.
(b) Annualized.
(c) Excludes amortization of goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.
NM - Not a meaningful measure of performance for this sector.
* Loss
Note: The tables above present the operating results of the major business sectors within the Corporation, analyzed on an internal management reporting basis. Capital is allocated using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.




________________________________________________________________________________

Income before taxes, on a fully taxable equivalent basis, for the Corporation's core sectors was $221 million in the second quarter of 1994, an increase of $20 million, or 10%, compared with the second quarter of 1993. The improvement resulted primarily from the impact of The Boston Company and AFCO Credit Corporation acquisitions and lower credit quality expense, partially offset by higher marketing expenses related to the introduction of the Corporation's CornerStone credit card product. Annualized return on common shareholders' equity and return on assets for the core sectors was 18% and 1.56% in the second quarter of 1994 compared with 19% and 1.46% in the prior-year period. Results in the second quarter of 1994 also reflected significant improvement in the Real Estate Banking sector primarily related to improved asset quality. This sector had income before taxes of $8 million in the second quarter of 1994, compared to a loss before taxes of $21 million in the prior-year period. Income before taxes, on a fully taxable equivalent basis, for the core sectors in the first six months of 1994 totaled $416 million, up $23 million or 6%, compared with the first six months of 1993. This improvement principally reflected the same factors responsible for the second quarter increase. Annualized return on common shareholders' equity and return on assets for the core businesses were 17% and 1.48%, respectively, in the first half of 1994, compared with 20% and 1.51%, respectively, in the first half of 1993.

WHOLESALE BANKING

Wholesale Banking includes large corporate and middle market lending, asset-based lending and certain capital markets and leasing activities. Income before taxes for this sector increased $5 million, or 8%, in the second quarter of 1994, compared with the prior-year period. This improvement resulted primarily from higher foreign currency and trading fee revenue and lower credit quality expense reflecting continued improvement in the credit quality of the loan portfolio. Income before taxes for the first half of 1994 totaled $115 million, an increase of $27 million, or 33%, compared with the first half of 1993, primarily reflecting the same factors responsible for the second quarter increase. The annualized return on common equity for this sector was 14% and 15% in the second quarter and first six months of 1994, respectively, compared with 17% and 15% in the second quarter and first six months of 1993, respectively.

RETAIL FINANCIAL SERVICES

Retail Financial Services' income before taxes totaled $90 million in the second quarter of 1994, an increase of $2 million compared with the prior-year period. Revenue increased $6 million compared with the second quarter of 1993. This increase partially resulted from higher fee revenue generated by the Corporation's CornerStone credit card product, as well as higher revenue relating to the Corporation's seasonal tax refund anticipation loan program. The increase in operating expense reflected the $7 million of increased marketing expense related to the CornerStone credit card product. Income before taxes for the first six months of 1994 totaled $143 million, a decrease of $50 million, or 26%, compared with the prior-year period primarily reflecting the increased marketing expense in support of the CornerStone credit card product, as well as lower net interest revenue, primarily related to lower levels of deposits and related average interest earning assets. The annualized return on common equity for this sector was 22% and 18% in the second quarter and first half of 1994, compared with 18% and 20% for the second quarter and first half of 1993.

SERVICE PRODUCTS

Service Products includes trust and investment, cash management, information services, jumbo mortgage lending, mortgage loan origination and servicing and insurance premium financing.

________________________________________________________________________________

Income before taxes for this sector totaled $76 million, an increase of $13 million, or 19%, compared with the second quarter of 1993, primarily reflecting earnings from The Boston Company and AFCO acquisitions. The $70 million, or 27%, improvement in revenue resulted from higher net interest revenue from The Boston Company and AFCO acquisitions and higher trust and investment management fees earned at The Boston Company as well as internal growth, partially offset by a decrease in fee revenue resulting from the divestiture of three fee-based businesses. The increase in operating expenses resulted primarily from The Boston Company and in support of internal revenue growth, net of the impact of divestitures. The pretax operating margin in this sector was 23% and 24% in the second quarter and first half of 1994, compared with 25% in both the second quarter and first half of 1993. Income before taxes for the first half of 1994 increased $46 million, or 40%, compared with the prior-year period. This improvement primarily reflected the same factors responsible for the second quarter increase. This sector's annualized return on common shareholders' equity was 17% and 18% in the second quarter and first half of 1994, compared with 26% and 28% in the second quarter and first half of 1993. The decrease in the annualized return on common shareholders' equity from the 1993 periods primarily resulted from the higher level of shareholders' equity allocated to this sector as a result of The Boston Company acquisition.

REAL ESTATE BANKING

Real Estate Banking includes commercial real estate lending and mortgage banking recovery operations. This sector's income before taxes in the second quarter of 1994 was $8 million, compared to a pretax loss of $21 million in the second quarter of 1993. The $29 million improvement in profitability was due primarily to the $28 million decrease in credit quality expense. Credit quality expense in the second quarter of 1994 included $3 million in net gains on the sale of acquired property. Income before taxes for the first half of 1994 was $22 million, an increase of $71 million compared with the prior-year period. This improvement resulted from a $67 million decrease in credit quality expense.

OTHER

The "Other" sector's pretax loss of $8 million in the second quarter of 1993 primarily reflected the preacquisition negative spread related to the fixed rate term debt issued in connection with The Boston Company acquisition. The "Other" sector's pretax loss of $102 million in the first half of 1993 primarily reflected $175 million of merger expenses related to the Corporation's acquisition of The Boston Company, partially offset by $87 million in gains on the sale of securities. There were no gains or losses on the sale of securities in the first half of 1994.

NET INTEREST REVENUE
_______________________________________________________________________________________________________________________________


- -------------------------------------------------------------------------------------------------------------------------------
                                        Three months ended June 30,                         Six months ended June 30,
                                        1994                     1993                        1994                   1993
(taxable equivalent basis,       AVERAGE     AVERAGE      Average    Average          AVERAGE    AVERAGE      Average   Average
dollar amounts in millions)      BALANCE        RATE      balance       rate          BALANCE       RATE      balance      rate
- -------------------------------------------------------------------------------------------------------------------------------
Money market investments         $ 1,676       3.88%      $ 4,477      3.16%          $ 1,779      3.61%      $ 3,741     3.25%
Trading account securities           386       6.15           312      6.12               445      5.82           303     5.99
Securities                         4,785       5.54         4,136      5.62             4,602      5.44         4,394     5.78
Loans                             24,245       7.38        20,623      7.42            24,435      7.30        20,263     7.63
                                  ------                   ------                      ------                  ------
  Total interest-earning assets  $31,092       6.89%      $29,548      6.51%          $31,261      6.80%      $28,701     6.76%
- -------------------------------------------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities    $24,897       2.82%      $23,647      2.76%          $24,858      2.68%      $22,935     2.87%
 Noninterest-bearing liabilities   6,195          -         5,901         -             6,403         -         5,766        -
                                 -------                   ------                      ------                  ------
  Total                          $31,092       2.26%      $29,548      2.21%          $31,261      2.13%      $28,701     2.29%
- -------------------------------------------------------------------------------------------------------------------------------
Net interest revenue             $   359       4.63%      $   317      4.30%          $   724      4.67%      $   636     4.47%
- -------------------------------------------------------------------------------------------------------------------------------

Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%.
Loan fees and the income effect related to nonaccrual loans have been included in the calculation of average rates.


Net interest revenue, on a fully taxable equivalent basis, for the second quarter of 1994 totaled $359 million, up $42 million, or 14%, compared with the second quarter of 1993. The net interest margin was 4.63% in the second quarter of 1994, compared with 4.30% in the second quarter of 1993.

The improvement in net interest revenue in the second quarter of 1994, compared with the second quarter of 1993, primarily reflected a $1.5 billion higher level of average interest-earning assets, resulting from the second quarter 1993 acquisition of The Boston Company and the December 1993 acquisition of AFCO. In addition, these acquisitions enabled the Corporation to replace lower-margin money market assets with higher-margin loans and securities. Average loans increased $3.6 billion and average securities increased $650 million, partially offset by a decrease of $2.8 billion in money market assets. Average credit card loans increased approximately $200 million, or 17%, in the second quarter of 1994, compared with the prior-year period, primarily driven by the CornerStone credit card product. At June 30, 1994, this product had generated 495,000 new accounts with total outstandings of approximately $215 million. At July 31, 1994, this new product had grown to 561,000 new accounts with total outstandings of $308 million. A further reduction in nonperforming assets also contributed to the improved net interest revenue and net interest margin compared with the prior-year period.

Net interest revenue, on a fully taxable equivalent basis, in the first six months of 1994 totaled $724 million, up $88 million, or 14%, compared with the first half of 1993. The improvement resulted principally from the same factors responsible for the second quarter increase. The net interest margin on a fully taxable equivalent basis was 4.67% in the first six months of 1994, up 20 basis points from 4.47% in the first half of 1993.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
_____________________________________________________________________________________________________________________________

                                                          Three months                                 Six months
                                                        ended June 30,                             ended June 30,
(in millions)                                         1994        1993    (Decrease)            1994         1993   (Decrease)
- -----------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                            $20         $35      $(15)                $40         $ 70     $(30)
Net expense (revenue) of acquired property              (3)         13       (16)                (11)          38      (49)
- -----------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                            $17         $48      $(31)                $29         $108     $(79)
- -----------------------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses plus the net expense of acquired property, was $31 million lower in the second quarter of 1994, compared with the prior-year period, reflecting continuing improvement in the credit quality of the loan portfolio and the lower level of real estate acquired (OREO). The $3 million in net revenue from acquired property in the second quarter of 1994 resulted from $3 million in net gains on the sale of acquired property. Net expense of acquired property of $13 million in the second quarter of 1993 included $9 million of provision to the reserve for OREO. No provision to the reserve for OREO was recorded in the second quarter of 1994.

Credit quality expense was $29 million for the first six months of 1994, compared with $108 million in the first half of 1993. Improved credit quality led to a $30 million decrease in the provision for credit losses in the first half of 1994, compared with the prior-year period. The net expense of acquired property decreased $49 million in the first half of 1994, compared with the prior-year period. The $11 million in net revenue from acquired property in the first half of 1994 resulted from $12 million in net gains on the sale of acquired property. No provision to the reserve for OREO was recorded in the first half of 1994, compared to $30 million in the first half of 1993.

- -----------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (a)                         Three months                                 Six months
                                                       ended June 30,           Inc/              ended June 30,          Inc/
(dollar amounts in millions)                          1994       1993          (Dec)            1994        1993         (Dec)
- -----------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period                $603       $492          $111             $600        $506          $94
Reserve acquired                                         -         99           (99)               -          99          (99)
Additions (deductions):
 Credit losses                                         (32)       (60)          (28)             (68)       (128)         (60)
 Recoveries                                             18         20            (2)              37          39           (2)
- -----------------------------------------------------------------------------------------------------------------------------
     Net credit losses                                  (14)      (40)          (26)             (31)        (89)         (58)
- -----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                            20         35           (15)              40          70          (30)
- -----------------------------------------------------------------------------------------------------------------------------
Reserve balance at end of period                      $609       $586           $23             $609        $586          $23
- -----------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans               2.46%      2.46%             -            2.46%        2.46%           -
- -----------------------------------------------------------------------------------------------------------------------------

(a) Excludes the reserve for segregated assets and net credit losses on segregated assets.


The reserve for credit losses was $609 million at June 30, 1994, or 2.46% of total loans, an increase of $23 million from June 30, 1993. This increase includes $9 million of reserve acquired in the December 1993 AFCO acquisition. The ratio of reserve to total loans was 2.46% at June 30, 1993. The Corporation maintains a credit loss reserve which, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio.

________________________________________________________________________________

Management establishes the loan loss reserve using a documented loan loss assessment process which estimates loss potential in the portfolio, as a whole, not merely nonperforming loans. The ratio of the loan loss reserve to nonperforming loans at June 30, 1994 was 392% compared to 208% at June 30, 1993. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio, and the classification of certain assets as nonperforming in accordance with established accounting, regulatory, and management policies. The ratio can vary significantly over time because the reserve level is based on the credit quality characteristics of the entire loan portfolio, not just the level of nonperforming loans. This ratio can also vary with shifts in portfolio mix as the consumer portfolio (excluding certain residential mortgages) typically shows significantly lower nonperforming characteristics than the commercial portfolio. Both of these factors have increased the ratio of the loan loss reserve to nonperforming loans over the last several years. The decrease in the level of nonperforming loans was the principal reason for the increase in this ratio at June 30, 1994, compared with June 30, 1993.

A summary of the Corporation's net credit losses is presented in the table on the following page. The decrease in net credit losses for the second quarter and first half of 1994, compared with the respective prior-year periods, resulted primarily from lower commercial real estate net credit losses.

________________________________________________________________________________

___________________________________________________________________________________________________________________

NET CREDIT LOSSES (RECOVERIES)
                                                   Three months                              Six months
                                                 ended June 30,        Inc/              ended June 30,        Inc/
(dollar amounts in millions)                    1994       1993        (Dec)           1994        1993        (Dec)
- -------------------------------------------------------------------------------------------------------------------
CREDIT LOSSES
  Domestic:
   Commercial and financial                      $ 8        $12        $ (4)            $19         $27        $ (8)
   Commercial real estate                          3         31         (28)              5          62         (57)
   Consumer credit:
    Credit card                                   15         11           4              27          23           4
    Consumer mortgage                              2          2           -               5           4           1
    Other consumer credit                          3          4          (1)              8          10          (2)
- -------------------------------------------------------------------------------------------------------------------
     Total domestic                               31         60         (29)             64         126         (62)
- -------------------------------------------------------------------------------------------------------------------
  International                                    1          -           1               4           2           2
- -------------------------------------------------------------------------------------------------------------------
     Total credit losses                          32         60         (28)             68         128         (60)
- -------------------------------------------------------------------------------------------------------------------
RECOVERIES
  Domestic:
   Commercial and financial                       (6)       (13)         (7)            (14)        (22)         (8)
   Commercial real estate                         (3)        (3)          -              (8)         (5)          3
   Consumer credit:
    Credit card                                   (3)        (1)          2              (5)         (3)          2
    Consumer mortgage                             (1)        (1)          -              (2)         (1)          1
    Other consumer credit                         (4)        (2)          2              (7)         (5)          2
- -------------------------------------------------------------------------------------------------------------------
     Total domestic                              (17)       (20)         (3)            (36)        (36)          -
- -------------------------------------------------------------------------------------------------------------------
  International                                   (1)         -           1              (1)         (3)         (2)
- -------------------------------------------------------------------------------------------------------------------
     Total recoveries                            (18)       (20)         (2)            (37)        (39)         (2)
- -------------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES (RECOVERIES)
  Domestic:
   Commercial and financial                        2         (1)          3               5           5           -
   Commercial real estate                          -         28         (28)             (3)         57         (60)
   Consumer credit:
    Credit card                                   12         10           2              22          20           2
    Consumer mortgage                              1          1           -               3           3           -
    Other consumer credit                         (1)         2          (3)              1           5          (4)
- -------------------------------------------------------------------------------------------------------------------
     Total domestic                               14         40         (26)             28          90         (62)
- -------------------------------------------------------------------------------------------------------------------
  International                                    -          -           -               3          (1)          4
- -------------------------------------------------------------------------------------------------------------------
     Total net credit losses                     $14        $40        $(26)            $31         $89        $(58)
- -------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                .24%      .78%         (54)bp         .25%        .89%        (64)bp
- -------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
_____________________________________________________________________________________________________________________

                                                         Three months                             Six months
                                                       ended June 30,     Inc/                ended June 30,     Inc/
(in millions)                                        1994        1993     (Dec)             1994        1993     (Dec)
- ---------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Institutional trust                                $ 55        $ 38      $17              $117        $ 67     $ 50
  Mutual fund                                          37          14       23                78          14       64
  Institutional asset management                       39          25       14                77          45       32
  Private asset management                             34          29        5                68          53       15
- ---------------------------------------------------------------------------------------------------------------------
     Total trust and investment management            165         106       59               340         179      161
Cash management and deposit
 transaction charges                                   48          47        1                99          95        4
Information services                                   19          41      (22)               39          77      (38)
Mortgage servicing                                     17          15        2                33          32        1
Credit card                                            18          15        3                32          28        4
Foreign currency and securities trading                18           9        9                40          13       27
Other                                                  51          48        3                96          89        7
- ---------------------------------------------------------------------------------------------------------------------
     Total fee revenue                                336         281       55               679         513      166
Gains on sale of securities                             -           -        -                 -          87      (87)
- ---------------------------------------------------------------------------------------------------------------------
            Total noninterest revenue                $336        $281      $55              $679        $600     $ 79
- ---------------------------------------------------------------------------------------------------------------------

Revenues from the Corporation's fee-generating businesses in the second quarter of 1994 increased by $55 million, or 20%, from the second quarter of 1993 and represented 49% of total revenue for the quarter. Approximately $67 million of this increase was attributable to The Boston Company acquisition in May 1993. Partially offsetting this increase was an approximately $25 million reduction in fee revenue resulting from the divestiture of three fee-based businesses.

Trust and investment management fees of $165 million for the second quarter of 1994 comprised 49% of total noninterest revenue and 24% of total revenue for the quarter. The $59 million improvement in trust and investment management fees in the second quarter of 1994, compared with the prior-year period, resulted principally from $55 million of fee revenue earned at The Boston Company. Partially offsetting this increase was the May 6, 1994, sale of part of the Corporation's Boston-based third-party mutual fund administration business. As a result of the sale of this business, trust and investment management fee revenue was reduced by approximately $4 million in the second quarter of 1994 and will be reduced by approximately $7 million per quarter in the future.

The securities lending component of trust and investment management revenue was $10 million in the second quarter of 1994, an increase of $5 million compared with the second quarter of 1993. This increase was primarily the result of The Boston Company acquisition. However, when compared with the first quarter of 1994, securities lending revenue decreased $7 million. The decrease from the first quarter of 1994 was primarily the result of narrowing margins, in a period of rapidly rising short-term interest rates.

Upon completion of the merger with The Dreyfus Corporation, the Corporation expects to substantially increase its trust and investment management fee revenue to about $1 billion on an annual basis, or 57% of total noninterest revenue and 31% of total revenue, and become the largest bank manager of mutual funds. At June 30, 1994, The Dreyfus Corporation had approximately $71 billion of mutual fund assets under management and administration. On a pro forma basis, the combined market value of assets under management and administration/custody of the Corporation and Dreyfus at June 30, 1994 would have been approximately $820 billion.

_____________________________________________________________________________

As shown in the table below, the market value of assets under management and administration/custody, for the Corporation, was $747 billion at June 30, 1994, compared with $763 billion at March 31, 1994. The $16 billion decrease in the market value of assets under administration/custody reflected the sale of the Boston-based third-party mutual fund administration business which resulted in a decrease of $18 billion in assets. This decrease was partially offset by new institutional business. During the first half of 1994, the S&P 500 index decreased approximately 5% and the Lehman Brother Long Term Government Bond Index decreased approximately 9%.

______________________________________________________________________________________________________________________

ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY

                                          JUNE 30,        March 31,          Dec. 31,       Sept. 30,         June 30,
(in billions)                                 1994             1994              1993            1993             1993
- ----------------------------------------------------------------------------------------------------------------------
Institutional trust:
   Management                                $   2            $   2             $   1           $   2            $   1
   Administration/Custody                      498              491               479             479              428
Institutional asset management:
   Management                                   99              100               103             103              100
Private asset management:
   Management                                   21               21                24              22               22
   Administration/Custody                       13               13                13              13               12
Mutual fund:
   Management                                   10                9                 9               9                8
   Administration/Custody                      104              127               125             123              113
- ----------------------------------------------------------------------------------------------------------------------
Total
   Management                                 $132             $132              $137            $136             $131
   Administration/Custody                     $615             $631              $617            $615             $553
- ----------------------------------------------------------------------------------------------------------------------

Information services fees decreased $22 million compared with the prior-year period, primarily as a result of the Corporation's December 1993 sale of two information services businesses. The two businesses sold generated quarterly revenues of approximately $21 million. Information services fees are expected to be further reduced in the fourth quarter of 1994 following the Corporation's pending contribution of its Network Services Division in exchange for a first tier equity ownership in Electronic Payment Services, Inc. (EPS). Net results from this investment would be reported on an equity method of accounting, in other fee revenue.

The increase in mortgage servicing fees, compared with the prior-year period, resulted principally from mortgage servicing rights acquired in the first half of 1994 and the second half of 1993. On July 8, 1994, Mellon Mortgage Company, the Corporation's mortgage banking subsidiary, signed a definitive agreement with U.S. Bancorp Mortgage Company to purchase its residential mortgage loan origination network and $3.6 billion of its residential mortgage servicing portfolio. At June 30, 1994, the Corporation's residential servicing portfolio was nearly $24 billion. On a pro forma basis including the U.S. Bancorp transaction, the Corporation's servicing portfolio would have been approximately $27.4 billion. The Corporation expects this transaction to increase mortgage servicing revenue approximately $3 million, on a quarterly basis. The Corporation expects to complete this transaction during the third quarter of 1994, pending approvals.

The increase in credit card revenue in the second quarter of 1994, compared with the second quarter of 1993, primarily resulted from revenue generated by the Corporation's CornerStone credit card product. As a result of the Corporation's pending contribution of its Network Services Division to EPS, credit card fee revenue is expected to be lower in the fourth quarter of 1994. For the full year 1993, the Network Services Division recorded credit card processing fees of $13 million.

________________________________________________________________________________

The increase in foreign currency and securities trading fee revenue in the second quarter of 1994 was attributable to foreign exchange revenue earned, primarily from global custody customers at The Boston Company. Other fee revenue included $20 million from the Corporation's seasonal tax refund anticipation loan program. Fee revenue generated by this seasonal product increased $2 million compared with the prior-year period. No significant revenue is expected in the second half of 1994 from this product.

Fee revenue in the first six months of 1994 was up $166 million, or 32%, from the first six months of 1993, primarily as a result of the same factors responsible for the second quarter increase.

The Corporation recorded $87 million in gains on the sale of securities during the first six months of 1993, resulting from the sale of securities in the available for sale portfolio. These sales were undertaken as part of the financing plan and balance sheet restructuring related to the acquisition of The Boston Company.


OPERATING EXPENSE
______________________________________________________________________________________________________________________

                                                              Three months                         Six months
                                                            ended June 30,    Inc/             ended June 30,     Inc/
(dollar amounts in millions)                              1994        1993    (Dec)          1994        1993     (Dec)
- ----------------------------------------------------------------------------------------------------------------------
Staff expense                                             $210        $174    $ 36           $425        $329    $  96
Net occupancy expense                                       47          39       8             92          76       16
Professional, legal and other purchased services            47          30      17             90          61       29
Business development                                        30          17      13             67          32       35
Equipment expense                                           28          26       2             61          52        9
Amortization of goodwill, core deposit
 and other identified intangibles
 recorded in connection with acquisitions                   23          17       6             50          33       17
Communications expense                                      18          17       1             38          33        5
FDIC assessment and regulatory examination fees             16          15       1             32          29        3
Amortization of purchased mortgage servicing
 rights and purchased credit card relationships             10          13      (3)            21          21        -
Other expense                                               30          30       -             62          45       17
- ----------------------------------------------------------------------------------------------------------------------
     Operating expense before the net expense
       (revenue) of acquired property and
       merger expenses                                     459         378      81            938         711      227
- ----------------------------------------------------------------------------------------------------------------------
Net expense (revenue) of acquired property                  (3)         13     (16)           (11)         38      (49)
- ----------------------------------------------------------------------------------------------------------------------
Merger expenses                                              -           -       -              -         175     (175)
- ----------------------------------------------------------------------------------------------------------------------
     Total operating expense                              $456        $391    $ 65           $927        $924   $    3
- ----------------------------------------------------------------------------------------------------------------------
Average full-time equivalent staff                      21,800      19,100   2,700         21,800      18,600    3,200
- ----------------------------------------------------------------------------------------------------------------------
Efficiency ratio(a):
  Including amortization of intangibles                    66%         63%       3            67%         62%        5
  Excluding amortization of intangibles(b)                 63          60        3            63          59         4
- ----------------------------------------------------------------------------------------------------------------------

(a) Operating expense before the net expense (revenue) of acquired property and merger expenses as a percentage of revenue, computed on a fully taxable equivalent basis, excluding securities gains.
(b) Excludes amortization of goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.


_______________________________________________________________________________

Operating expense before the net expense of acquired property and merger expenses increased by $81 million, or 21%, in the second quarter of 1994, compared with the second quarter of 1993. The increase was primarily the result of an increase of $58 million of expense attributable to The Boston Company, acquired in May 1993, and an increase in marketing expense of $7 million, primarily related to the Corporation's CornerStone credit card product. The increase in expense attributable to AFCO was approximately offset by the decrease in expense related to the information services businesses sold in December 1993. Also impacting second quarter 1994 operating expense were increases in various categories in support of revenue growth.

Operating expense before the net expense of acquired property and merger expenses totaled $938 million in the first six months of 1994, compared with $711 million in the first half of 1993. The increase was primarily the result of the same factors responsible for the second quarter increase, including the increased marketing expense of $27 million, recorded in the first six months, primarily related to the introduction of the Corporation's CornerStone credit card product.

The increase in the average full-time equivalent staff level, compared with the prior-year period, primarily reflected the addition of the employees of The Boston Company.

Financial Accounting Standard No. 112 (FAS No. 112), "Employers' Accounting for Postemployment Benefits," became effective on January 1, 1994. FAS No. 112 requires the Corporation to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement if: the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. Approximately $1 million of the increase in operating expense before the net expense of acquired property and merger expenses, in the first half of 1994, was attributable to the adoption of this Standard, resulting in a reduction of approximately $.01 in net income per common share in the first half of 1994.

________________________________________________________________________________

Merger expenses of $175 million pretax, or $112 million after-tax, were recorded in the first half of 1993 to reflect management's estimate of expenses associated with the acquisition of The Boston Company.

MERGER EXPENSES ANALYSIS
_______________________________________________________________________________________________________________________

                                                                                                   Expected
                                                                Expenditures                     expenditures
                                              Estimated            and asset           --------------------------------
                                                  total       adjustments at           Second half            Full year
(in millions)                                  expenses        June 30, 1994                  1994                 1995
- -----------------------------------------------------------------------------------------------------------------------
Merger expenses:
  Systems integration                              $ 67                 $ 16                   $38                  $13
  Adjust The Boston Company credit
   loss reserve                                      51                   51                     -                    -
  Professional and consulting                        16                   13                     3                    -
  Severance, incentive retention plan,
   relocation and travel                             12                    6                     2                    4
  Facilities expense                                  8                    3                     2                    3
  Other                                              21                   17                     4                    -
- -----------------------------------------------------------------------------------------------------------------------
     Total merger expenses                         $175                 $106                   $49                  $20
- -----------------------------------------------------------------------------------------------------------------------

As of June 30, 1994, the Corporation has used approximately 61% of the reserve established to implement merger activities through the first 13 months following the acquisition. Of the remaining reserve, the Corporation expects to spend $49 million in the second half of 1994 and $20 million in 1995, primarily to complete the initial systems integration plan.


TAXES
_______________________________________________________________________________

The provision for income taxes totaled $166 million in the first half of 1994, for an effective tax rate of approximately 38.5%, compared with $104 million in the first half of 1993. Excluding the impact of the merger expenses and securities gains, the Corporation's effective tax rate for the first half of 1993 was 41%. The decrease in the effective rate between periods is primarily the result of tax legislation, enacted in August 1993, which permitted the deductibility of certain intangible amortization expense. After completion of the merger with The Dreyfus Corporation, it is currently anticipated that the effective tax rate will increase to approximately 39%.

BALANCE SHEET REVIEW
______________________________________________________________________________________________________________________

ASSET/LIABILITY MANAGEMENT
______________________________________________________________________________________________________________________

                                                                                                    Three months ended
                                                                                                        June 30,
(average balances in millions)                                                                    1994            1993
- ----------------------------------------------------------------------------------------------------------------------
Assets
- ----------------------------------------------------------------------------------------------------------------------
Money market investments                                                                       $ 1,676         $ 4,477
Trading account securities                                                                         386             312
Securities                                                                                       4,785           4,136
Loans                                                                                           24,245          20,623
- ----------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                            31,092          29,548
Noninterest-earning assets                                                                       6,089           5,421
Reserve for credit losses                                                                         (610)           (548)
- ----------------------------------------------------------------------------------------------------------------------
       Total assets                                                                            $36,571         $34,421
- ----------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------
Funds supporting total assets
- ----------------------------------------------------------------------------------------------------------------------
Core funds:
  Demand deposits                                                                              $ 7,652         $ 7,194
  Money market and other savings accounts                                                       10,129           8,777
  Retail savings certificates                                                                    6,552           7,692
  Notes and debentures with original maturities
   in excess of one year                                                                         1,924           2,050
  Shareholders' equity                                                                           3,416           3,124
  Other core funds                                                                               1,672           1,172
- ----------------------------------------------------------------------------------------------------------------------
       Total core funds                                                                         31,345          30,009
Wholesale and purchased funds:
  Foreign office deposits                                                                        1,693           1,093
  Federal funds purchased and securities sold
   under agreements to repurchase                                                                1,406           1,050
  Negotiable certificates of deposit                                                               762             937
  Commercial paper                                                                                 138             289
  U.S. Treasury tax and loan demand notes                                                          689             215
  Other wholesale and purchased funds                                                              538             828
- ----------------------------------------------------------------------------------------------------------------------
       Total wholesale and purchased funds                                                       5,226           4,412
- ----------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                           $36,571         $34,421
- ----------------------------------------------------------------------------------------------------------------------


BALANCE SHEET MIX


The change in the mix and size of the Corporation's average balance sheet in the second quarter of 1994, compared with the second quarter of 1993, was largely the result of the May 1993 acquisition of The Boston Company and the December 1993 acquisition of AFCO. The assets acquired in these acquisitions were primarily loans and securities, which enabled the Corporation to replace lower-margin money market assets with these higher-margin assets. Excluding the effect of these acquisitions, average loans decreased in the second quarter of 1994, compared with the prior-year period, by approximately $220 million, reflecting lower loan outstandings for commercial customers, paydowns of commercial real estate loans and paydowns of consumer mortgages acquired in the 1992 Meritor branch acquisition, offset, in part, by an approximately 9% increase in consumer and small business loans.

_______________________________________________________________________________

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

Core assets increased $4.2 billion in the second quarter of 1994 from the prior-year period. This increase primarily reflected loans acquired in The Boston Company and AFCO acquisitions. Core funds increased $1.3 billion in the second quarter of 1994 from the prior-year period reflecting the impact of the core deposits from The Boston Company, as well as a higher level of shareholders' equity. Core funds averaged 105% of core assets in the second quarter of 1994, down from 118% in the second quarter of 1993.

Wholesale and purchased funds are defined as deposits in foreign offices and other time deposits,federal funds purchased and securities sold under agreements to repurchase, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $814 million compared with a year ago, primarily reflecting an increase in foreign office deposits as the Corporation took advantage of lower cost short-term Eurodeposit rates. As a percentage of total average assets, average wholesale and purchased funds increased to 14% in the second quarter of 1994 from 13% in the prior-year period.

CAPITAL
__________________________________________________________________________________________________________________

Selected capital data
- -------------------------------------------------------------------------------------------------------------------
(dollar amounts in millions,                             JUNE 30,        March 31,         Dec. 31,        June 30,
 except per share amounts)                                   1994             1994             1993            1993
- -------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                $2,867           $2,793           $2,721          $2,586
Common shareholders' equity to assets ratio                  7.75%            7.63%            7.53%           7.15%
Tangible common equity ratio(a)                              5.16             4.89             4.67            4.29
Total shareholders' equity                                 $3,459           $3,385           $3,313          $3,246
Total shareholders' equity to assets ratio                   9.36%            9.25%            9.17%           8.97%
Tier I capital ratio                                         7.90             7.62             7.39            7.42
Total (Tier I plus Tier II) capital ratio                   11.41            11.17            10.97           10.63
Leverage capital ratio                                       7.38             6.90             6.88            6.99
Book value per common share(b)                             $43.75           $42.76           $41.75          $39.81
Closing common stock price                                  56.25            56.125           53.00           56.375
- -------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill, core deposit and other identified intangibles recorded in connection with acquisitions divided by total assets less goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.
(b) The book value per common share assumes full conversion of the Series D preferred stock to common stock. Accordingly, this includes the additional paid-in capital on the Series D preferred stock because this paid-in capital has no liquidation preference over the common stock.


The Corporation's level of common and total shareholders' equity continued to improve in the second quarter of 1994 as the result of earnings retention. Partially offsetting the increase in total shareholders' equity, compared with a year ago, was the December 1993 redemption of the Corporation's $68 million of Series B convertible preferred stock.

FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," became effective on January 1, 1994. Adoption of this Standard resulted in $32 million, net of tax, of unrealized losses on assets classified as available for sale at June 30, 1994 being recorded as a deduction from shareholders' equity. The impact of recording the unrealized loss at June 30, 1994 resulted in a reduction of book value per common share of $.49, and a reduction of 8 basis points in the common shareholders' equity to assets ratio. Increased volatility of shareholders' equity, certain related capital ratios and book value per common share could result from future changes in unrealized gains and losses on assets classified as available for sale.

________________________________________________________________________________

Upon consummation of the merger with The Dreyfus Corporation, which will be accounted for as a pooling-of-interests, the Corporation expects to issue approximately 33 million shares of common stock in exchange for the Dreyfus common stock. The capital ratios of the Corporation following this merger will be approximately 200 basis points higher than the June 30, 1994 ratios.

The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

_______________________________________________________________________________

Risk-based and leverage capital ratios at June 30, 1994
(dollar amounts in millions)
- ----------------------------------------------------------------------------------------------------------------------
Tier I capital:
   Common shareholders' equity(a)                                                                              $ 2,862
   Qualifying preferred stock(a)                                                                                   629
   Minority interest                                                                                                12
   Goodwill and certain other intangibles                                                                         (866)
- ----------------------------------------------------------------------------------------------------------------------
       Total Tier I capital                                                                                    $ 2,637
- ----------------------------------------------------------------------------------------------------------------------
Tier II capital                                                                                                $ 1,172
- ----------------------------------------------------------------------------------------------------------------------
       Total qualifying capital                                                                                $ 3,809
- ----------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
   On-balance-sheet                                                                                            $24,046
   Off-balance-sheet                                                                                             9,342
- ----------------------------------------------------------------------------------------------------------------------
      Total                                                                                                    $33,388
- ----------------------------------------------------------------------------------------------------------------------
Average assets-leverage capital basis                                                                          $35,734
- ----------------------------------------------------------------------------------------------------------------------
Tier I capital ratio(b)                                                                                          7.90%
Total capital ratio(b)                                                                                          11.41
Leverage capital ratio(b)                                                                                        7.38
- ----------------------------------------------------------------------------------------------------------------------

(a) For the purpose of this computation, the additional paid-in capital on the Series D preferred stock totaling $37 million is included in "Qualifying preferred stock" rather than in "Common shareholders' equity."
(b) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.


Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. Should a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well capitalized to critically undercapitalized. For an institution to qualify as well capitalized, Tier I, total and leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at June 30, 1994. The Corporation intends to maintain the ratios of its banking subsidiaries at the well capitalized levels.

The Corporation deducts all goodwill and certain other identifiable intangibles created subsequent to February 19, 1992, except purchased mortgage servicing rights and purchased credit card relationships, when computing Tier I capital.

_______________________________________________________________________________

- -----------------------------------------------------------------------------------------------------------------------
                                                            JUNE 30,        March 31,         Dec. 31,         June 30,
(in millions)                                                   1994             1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
Goodwill                                                        $775             $810             $825             $768
- -----------------------------------------------------------------------------------------------------------------------

The decrease in goodwill at June 30, 1994, compared with March 31, 1994, primarily resulted from the second quarter sale of part of the Corporation's Boston-based third-party mutual fund administration business. The $7 million increase from June 30, 1993 includes $55 million of goodwill relating to the acquisition of AFCO and a $26 million reclassification from the purchased core deposit intangible, partially offset by amortization of $45 million during the last 12 months. The future annual amortization of goodwill will be approximately $47 million, based upon the current level and amortization schedule.


- -----------------------------------------------------------------------------------------------------------------------
                                                            JUNE 30,        March 31,         Dec. 31,         June 30,
(in millions)                                                   1994             1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
Purchased core deposit intangible                               $144             $149             $155             $201
Covenants not to compete                                          47               51               57               60
Other identified intangibles                                      43               45               46               50
- -----------------------------------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles                         $234             $245             $258             $311
- -----------------------------------------------------------------------------------------------------------------------

The decrease in the purchased core deposit intangible from June 30, 1993, primarily resulted from $26 million of purchased core deposit intangible reclassified to goodwill in the third quarter of 1993, upon receipt of an independent appraisal of the intangible and the final valuation of the assets and liabilities purchased in the December 1992 Meritor Savings Bank branch acquisition. The future annual amortization of purchased core deposit and other identified intangibles will be approximately $43 million, based upon the current level and amortization schedule.


- -----------------------------------------------------------------------------------------------------------------------
                                                            JUNE 30,        March 31,         Dec. 31,         June 30,
(in millions)                                                   1994             1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
Purchased mortgage servicing rights                             $201             $176             $160             $149
Purchased credit card relationships                               58               61               44               46
- -----------------------------------------------------------------------------------------------------------------------
     Total purchased mortgage servicing rights
       and purchased credit card relationships                  $259             $237             $204             $195
- -----------------------------------------------------------------------------------------------------------------------

The increase in purchased mortgage servicing rights at June 30, 1994, compared with March 31, 1994, primarily resulted from purchased mortgage servicing rights acquired through contractual servicing obligations.

INTEREST RATE SENSITIVITY ANALYSIS
_______________________________________________________________________________

Interest rate risk arises from mismatches in the repricing of assets and liabilities. The Corporation actively manages its interest rate sensitivity position in order to maintain an appropriate balance between the repricing characteristics of its assets and liabilities. The interest rate sensitivity table on the following page shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at June 30, 1994. The data is based upon contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. The Corporation manages the impact of interest rate risk on assets, liabilities and commitments by entering into financial instruments, either on- or off-balance-sheet.

The cumulative gap at the one year repricing period, before the utilization of off-balance-sheet instruments, was asset sensitive in the amount of $5.7 billion, or 15.4% of total assets, at June 30, 1994. However, the Corporation did not want to accept this level of interest rate risk presented by its naturally asset sensitive balance sheet, so it entered into off-balance-sheet instruments that resulted in a net reduction of $4.7 billion of the cumulative asset sensitive position at the one-year repricing period. These instruments reduced the cumulative gap at the one-year repricing period to an asset sensitive amount of $1.0 billion, or 2.8% of total assets, at June 30, 1994, which compared with a cumulative asset sensitive gap of $372 million, or 1.0% of total assets, at March 31, 1994. Alternatively the Corporation could have used fixed rate investment securities or other fixed rate interest-earning assets of approximately $4.7 billion to accomplish this objective. Correspondingly, the Corporation would also have been required to increase its level of wholesale funds by approximately $4.7 billion in order to fund these interest earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller balance sheet, with a lower wholesale funding requirement, and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

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

In order to measure the effects of interest rate fluctuations on the Corporation's net interest margin, management simulates the potential effects of changing interest rates through computer modeling, incorporating both the current gap position and the expected magnitude of the repricing of specific asset and liability categories. These analyses indicated that a 100-basis-point upward or downward movement in interest rates over a six month period, including the effect of off-balance-sheet instruments, would have an approximately 1.5%, or $.21 per share negative effect on the Corporation's anticipated net interest revenue for the 12 month period following June 30, 1994.

________________________________________________________________________________

______________________________________________________________________________________________________________________

INTEREST RATE SENSITIVITY GAP AT JUNE 30, 1994
                                                                 Repricing period
                                               ----------------------------------------------------------
                                                0-30     31-90     91-180    181-365       1-5     Over 5
(dollar amounts in millions)                    days      days       days       days     years      years         Total
- -----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Money market investments                   $   802   $   317   $      6    $     -   $     6  $       -       $ 1,131
  Trading account securities                     365         -          -          -         -          -           365
  Securities                                   1,450       858        164      1,463       681      1,357         5,973
  Loans                                       10,119     4,431      2,892      1,764     3,332      2,188        24,726
- -----------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets          $12,736   $ 5,606    $ 3,062     $3,227    $4,019    $ 3,545       $32,195
Funds supporting interest-
 earning assets:
  Interest-bearing deposits                  $ 3,368   $ 5,388    $ 2,560     $1,919    $3,115    $ 4,062       $20,412
  Other borrowed funds                         3,839         1          -          -         -        111         3,951
  Notes and debentures (with original
   maturities over one year)                     343         -          3         28       555        992         1,921
  Noninterest-bearing liabilities              1,041       179        269         10         2      4,410         5,911
- -----------------------------------------------------------------------------------------------------------------------
      Total funds supporting
       interest-earning assets               $ 8,591   $ 5,568    $ 2,832     $1,957    $3,672    $ 9,575       $32,195
- -----------------------------------------------------------------------------------------------------------------------
      Subtotal                               $ 4,145   $    38    $   230     $1,270    $  347    $(6,030)      $     -
- -----------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments                $(3,106)  $(2,552)   $    96     $  907    $3,948    $   707       $     -
- -----------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                $ 1,039   $(2,514)   $   326     $2,177    $4,295    $(5,323)      $     -
- -----------------------------------------------------------------------------------------------------------------------
Cumulative gap                               $ 1,039   $(1,475)   $(1,149)    $1,028    $5,323    $     -       $     -
- -----------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
 of total assets                                2.8%    (4.0)%     (3.1)%       2.8%     14.4%
- -----------------------------------------------------------------------------------------------------------------------

Note: Repricing periods for securities, loans, interest-bearing deposits, noninterest-bearing liabilities and off-balance-sheet instruments are based upon contractual maturities, where applicable, as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment, repricing and withdrawal patterns of certain assets and liabilities.

_____________________________________________________________________________

Managing interest rate risk with off-balance-sheet instruments

The Corporation uses off-balance-sheet instruments in managing the interest rate risk on specific liabilities and assets. Interest rate swaps obligate two parties to exchange fixed or floating rate interest payments based on specified notional principal amounts. In addition, the Corporation has entered into other off-balance-sheet instruments, primarily futures and forward contracts and forward rate agreements, to manage interest rate sensitivity on liability instruments. The Corporation's aggregate off-balance-sheet products used to manage its interest rate risk are shown in the following table.

MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST-RATE RISK AT JUNE 30, 1994

                                                                                                                Total at
                                       --------------------------------------------------------------------     June 30,
(in millions)                          1994         1995        1996         1997         1998        1999+        1994
- -----------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps:(a)
   Notional amount                   $  340       $  469      $  250       $  160          $15       $2,525     $ 3,759
   Weighted average rate:
     received                         5.18%        6.15%       5.32%        6.36%        5.22%        5.45%       5.54%
     paid                             4.57%        4.42%       4.49%        4.34%        4.63%        4.23%       4.31%

Receive fixed/pay floating
 indexed amortizing swaps:(b)
   Notional value                    $  435       $2,043      $1,478       $  108          $53       $  833     $ 4,950
   Weighted average rate:
     received                         5.66%        5.89%       5.11%        7.12%        7.19%        7.13%       5.89%
     paid                             4.33%        4.38%       4.34%        4.38%        4.25%        4.25%       4.34%

Pay fixed/receive floating
 generic swaps:(a)
   Notional amount                   $1,620       $     -     $     8      $2,125          $18       $   21     $ 3,792
   Weighted average rate:
     received                         4.34%            -       5.00%        4.28%        2.86%        5.19%       4.30%
     paid                             4.22%            -      11.85%        4.74%        4.63%        5.86%       4.54%

Other products(c)                    $   47       $  320      $   30       $  100          $ -       $   50     $   547
- -----------------------------------------------------------------------------------------------------------------------

    Total notional amount            $2,442       $2,832      $1,766       $2,493          $86       $3,429     $13,048
- -----------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based on interest rate indices.
(b) Amortizing swaps' notional amounts and lives change based on certain interest rate indices. Generally, as rates fall, the notional amounts decline more rapidly and as rates increase, notional amounts decline more slowly.
(c)  Average rates are not meaningful for these products.


The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $13.0 billion at June 30, 1994, a decrease of $1.4 billion from March 31, 1994. This gross notional amount which is presented in the table above is not indicative of the impact on the Corporation's interest rate risk management activities. As discussed on page 23, the impact of these off-balance-sheet instruments was to modify the Corporation's asset sensitive position, including the modification of the cumulative asset sensitive position at the one-year repricing period of $5.7 billion, before the utilization of these instruments, to a cumulative asset sensitive position of $1.0 billion at June 30, 1994.

_______________________________________________________________________________

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest-rate risk, identified by the underlying interest rate sensitive instruments.

(in millions)                                                                                             June 30, 1994
- -----------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                                            $11,179
Instruments associated with other liabilities                                                                       430
Instruments associated with loans                                                                                 1,439
- -----------------------------------------------------------------------------------------------------------------------
        Total notional amount                                                                                   $13,048
- -----------------------------------------------------------------------------------------------------------------------

The revenue from off-balance-sheet instruments alters on-balance-sheet yield/rates and must be considered in the context of total interest rate risk management. The Corporation entered into these off-balance-sheet instruments
- -- interest rate swaps, futures and forward contracts and other interest rate agreements -- to neutralize the natural interest rate risk embedded in its assets and liabilities. The net differential of interest received over interest paid was $38 million and $84 million in the second quarter and first half of 1994, compared with a differential of $51 million and $99 million in the second quarter and first half of 1993. The lower net differential of interest received over interest paid in the 1994 periods compared with the 1993 periods resulted from the impact of rising interest rates. This impact was substantially offset by higher net interest revenue generated from on-balance-sheet instruments. The effect on the Corporation's financial statements of utilizing off-balance-sheet instruments as part of its interest rate risk management, versus using on-balance-sheet assets and liabilities, is a smaller balance sheet, reduced wholesale funding requirements and a higher return on assets and net interest margin. Utilization of off-balance-sheet instruments, versus on-balance-sheet instruments, results in a comparable amount of net interest revenue, net income and return on common shareholders' equity. Assuming interest rates rise, growth in revenue on interest-earning assets would be expected to mitigate any reduction of revenue from interest rate swaps, which is consistent with the Corporation simulation model described on page 23. This analysis indicated that a 100-basis-point upward or downward movement in interest rates over a six month period, including the effect of off-balance-sheet instruments, would have an approximately 1.5%, or $.21 per share negative effect on the Corporation's anticipated net interest revenue for the 12 months period following June 30, 1994.

In response to tactical asset/liability management considerations, the Corporation terminated $400 million and $1.025 billion, of interest rate agreements in the second quarter and first half of 1994, respectively. Both pay and receive fixed-rate interest rate agreements were terminated. All of the terminated agreements were designated as deposit hedges, specifically checking with interest accounts and retail savings certificates. The terminated agreements were not replaced. These terminations resulted in net deferred gains of $3 million in the first half of 1994. These gains will be amortized over the remaining period of the original hedge, which is less than one year. The amortization of these gains increased net interest revenue by $1 million in the first half of 1994.

The Corporation also enters into off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest-and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also used these instruments as part of its trading activities. The instruments used for trading activities are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. The gross unrealized market value gains and losses of off-balance-sheet instruments used for trading purposes, in part foreign exchange contracts, were $243 million and $234 million, respectively, at June 30, 1994. The off-balance-sheet financial instruments table on page 36 displays total off-balance-sheet instruments entered into by the Corporation at June 30, 1994. The Corporation has entered into $13,048 million notional amount of these contracts for interest rate management purposes as shown on the tables above and on the previous page. The notional value of off-balance-sheet instruments, used for interest rate management purposes, decreased $1.4 billion from March 31, 1994, primarily as a result of maturities. The remainder of these transactions are used by the Corporation in conjunction with dealer and trading activities. For additional information on off-balance-sheet financial instruments see note 18 in the Corporation's 1993 Annual Report on Form 10-K.

LIQUIDITY AND DIVIDENDS
_______________________________________________________________________________

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

As shown in the Consolidated Statement of Cash Flows, cash and due from banks decreased by $468 million during the first half of 1994 to $1.701 billion at June 30, 1994. The decrease reflected the net use of $1,152 million of cash for investing activities offset in part by $366 million of net cash provided by operating activities and $310 million of net cash provided by financing activities. Cash used for investing activities was largely the result of net purchases of investment securities. Cash provided by financing activities primarily reflected net increases in short-term borrowed funds offset, in part, by decreases in transaction and savings deposits and customer term deposits. Cash provided by operating activities reflected $265 million of net income adjusted for noncash charges and credits.

Included in noncash charges and credits is the amortization expense of goodwill, core deposit and other identified intangibles which the Corporation has recorded as a result of historically accounting for mergers under the purchase method of accounting. Had the Corporation accounted for these transactions under the pooling-of-interests method of accounting, these intangibles and their related amortization would not have been reported. Net income for the second quarter and first half of 1994, excluding the $19 million and $40 million after-tax impact of the amortization expense of these intangibles recorded in purchase acquisitions, would have been $153 million and $305 million, respectively.

On July 1, 1994, the Corporation retired the $145 million of Floating Rate Senior Notes due 1996. Also, on July 21, 1994, the Corporation's $200 million Floating Rate Notes due 1994 matured. These transactions were funded with cash on hand. Contractual maturities of the Corporation's term debt were less than $1 million in the second quarter of 1994. Excluding the $200 million Floating Rate Notes due July 1994, contractual maturities of term debt will total $3 million in the second half of 1994. The Corporation expects to fund its debt maturities with a combination of cash presently on hand, other internal funding sources and, if necessary, with the proceeds from the public and/or private issuance of securities.

The Corporation paid $101 million in dividends on its outstanding shares of common and preferred stock during the first half of 1994. The common stock dividend payout ratio was 31% in the second quarter of 1994, compared with 29% in the second quarter of 1993. At current dividend rates, future annual dividend requirements for the common and preferred stock are expected to be approximately $205 million. Completion of the pending merger with Dreyfus will increase the outstanding common shares of the Corporation by approximately 33 million shares which will result in an increase in annual common dividends of approximately $72 million, at current dividend levels. This merger is also expected to add approximately $750 million of cash and securities to the total assets of the Corporation.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. The prior approval of the Office of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank subsidiary in any calendar year exceeds the bank subsidiary's net profits, as defined by the OCC, for that year, combined with its

________________________________________________________________________________

retained net profits for the preceding two calendar years. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, as defined, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Under the first and currently more restrictive of the foregoing dividend limitations, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends for the remainder of 1994 subsequent to June 30, 1994, of up to approximately $606 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 1994 and the date of any such dividend declaration. The payment of dividends is also limited by minimum capital requirements imposed on all national banks by the OCC. The Corporation's national banks exceed these minimum requirements.

The national bank subsidiaries declared dividends to the parent Corporation of $95 million in the first half of 1994, $158 million in the full year 1993 and $130 million in 1992. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $31 million in the first half of 1994, $116 million in the full year 1993 and $26 million in 1992.

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

NONPERFORMING ASSETS
_______________________________________________________________________________

                                                            JUNE 30,    March 31,     Dec. 31,   Sept. 30,     June 30,
(dollar amounts in millions)                                    1994         1994         1993        1993         1993
- -----------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                             $155         $196         $202        $234         $281
Acquired property, net of the OREO reserve                       109          118          139         160          197
- -----------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets (a)                              $264         $314         $341        $394         $478
- -----------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage
 of total loans                                                 .63%         .80%         .83%       1.00%        1.18%
Total nonperforming assets as a percentage
 of total loans and net acquired property                      1.06%        1.27%        1.39%       1.67%        1.99%
- -----------------------------------------------------------------------------------------------------------------------

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

Nonperforming assets continued to decrease in the second quarter of 1994, reflecting the results of the Corporation's continued emphasis on loan quality. At June 30, 1994, nonperforming assets totaled $264 million, the lowest level in twelve years, down $50 million, or 16%, compared with March 31, 1994. Domestic nonperforming real estate assets, which consist of nonperforming commercial and consumer real estate loans and OREO net of the reserve, totaled $204 million at June 30, 1994, down $37 million from $241 million at March 31, 1994. The reduction resulted primarily from returns to accrual status, asset sales and repayments. The $10 million decrease in international nonperforming loans resulted from the sale of loans made to a real estate developer.

Nonperforming assets decreased by $214 million, or 45%, compared with June 30, 1993, primarily due to the $178 million reduction in domestic nonperforming real estate assets. These reductions resulted primarily from asset sales, returns to accrual status and repayments. Commercial and financial nonperforming loans decreased $27 million, from June 30, 1993, primarily due to repayments and credit losses. The $8 million decrease in other assets acquired, compared with the prior-year period, resulted from asset sales. The ratio of nonperforming assets to total loans and net acquired property at June 30, 1994, was 1.06%, down from 1.99% at June 30, 1993.

_______________________________________________________________________________

______________________________________________________________________________________________________________________

NONPERFORMING AND PAST-DUE ASSETS (a)
                                                    JUNE 30,    March 31,       Dec. 31,      Sept. 30,       June 30,
(dollar amounts in millions)                            1994         1994           1993           1993           1993
- ----------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
Commercial and financial                                $ 43         $ 49           $ 37           $ 53           $ 78
Commercial real estate:
   Commercial construction                                 3           11             33             35             27
   Commercial mortgage                                    29           32             42             62             91
Consumer credit:
   Consumer mortgage                                      61           67             61             68             73
   Other consumer credit                                   2            3              4              6              1
- ----------------------------------------------------------------------------------------------------------------------
    Total domestic nonaccrual loans                      138          162            177            224            270
International nonaccrual loans                             6           16              7              7              8
- ----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                               144          178            184            231            278
- ----------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                 8            4              4              -              -
  Commercial real estate                                   3           14             14              3              3
- ----------------------------------------------------------------------------------------------------------------------
    Total domestic restructured loans                     11           18             18              3              3
- ----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans:
  Domestic                                               149          180            195            227            273
  International                                            6           16              7              7              8
- ----------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans (b)                        155          196            202            234            281
- ----------------------------------------------------------------------------------------------------------------------
Acquired property:
 Real estate acquired through foreclosures               109          109            100            110            123
 In-substance foreclosures                                30           43             75             77             83
 Reserve for real estate acquired                        (31)         (35)           (37)           (28)           (18)
- ----------------------------------------------------------------------------------------------------------------------
    Net real estate acquired                             108          117            138            159            188
 Other assets acquired                                     1            1              1              1              9
- ----------------------------------------------------------------------------------------------------------------------
    Total acquired property                              109          118            139            160            197
- ----------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                          $264         $314           $341           $394           $478
- ----------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of
  loan portfolio segments:
  Domestic commercial and financial loans and leases     .51%         .53%           .41%           .61%           .87%
  Domestic commercial real estate loans                 2.15         3.45           5.17           5.81           6.65
  Domestic consumer mortgage loans                       .75          .83            .75            .82            .87
  Total loans                                            .63          .80            .83           1.00           1.18
Nonperforming assets as a percentage of
  total loans and net acquired property                 1.06         1.27           1.39           1.67           1.99
- ----------------------------------------------------------------------------------------------------------------------
Past-due loans:
    Consumer credit                                     $ 52         $ 53           $ 53           $ 51           $ 44
    Real estate, primarily consumer mortgages             23           22             25             24             26
    Commercial                                            43(c)         5              6              -              -
- ----------------------------------------------------------------------------------------------------------------------
      Total past-due loans                              $118         $ 80           $ 84           $ 75           $ 70
- ----------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes $47 million, $65 million, $74 million, $90 million and $101 million, respectively, of loans with both principal and interest less than 90 days past-due but placed on nonaccrual status by management discretion.
(c) Includes approximately $38 million of leases fully guaranteed by the Canadian government.


________________________________________________________________________________

_______________________________________________________________________________________________________________________

CHANGE IN NONPERFORMING LOANS (a)

FOR THE THREE MONTHS ENDED JUNE 30
                                                         Domestic
                                           -------------------------------------                                Total
                                             Commercial    Commercial   Consumer                         -------------------
(in millions)                               & Financial   Real Estate     Credit    International         1994          1993
- ----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at March 31                 $ 53          $ 57          $ 70          $ 16            $196          $304
  Acquired from The Boston Company                 -             -             -             -               -            53
  Additions                                       16             2             8             -              26            73
  Payments (b)                                   (12)           (6)           (4)          (10)            (32)          (30)
  Return to accrual status                        (2)          (15)           (6)            -             (23)          (73)
  Credit losses                                   (4)           (3)           (2)            -              (9)          (38)
  Transfers to acquired property                   -             -            (3)            -              (3)           (8)
- ----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at June 30                   $ 51         $ 35          $ 63          $  6            $155          $281
- ----------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30
                                                           Domestic
                                            --------------------------------------                              Total
                                             Commercial     Commercial    Consumer                        ------------------
(in millions)                               & Financial    Real Estate      Credit   International        1994          1993
- ----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at December 31               $ 41         $ 89          $ 65          $  7            $202          $334
  Acquired from The Boston Company                  -            -             -             -               -            53
  Additions                                        42            3            28            13              86           132
  Payments (b)                                    (17)         (10)          (12)          (10)            (49)          (55)
  Return to accrual status                         (2)         (42)           (8)            -             (52)          (88)
  Credit losses                                   (13)          (5)           (6)           (3)            (27)          (70)
  Transfers to acquired property                    -            -            (4)           (1)             (5)          (25)
- ----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at June 30                   $ 51         $ 35          $ 63          $  6            $155          $281
- ----------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.


____________________________________________________________________________________________________________________________

ADDITIONAL DOMESTIC NONACCRUAL LOAN DATA (a)
                                                                                                               June 30,
(dollar amounts in millions)                                                                              1994          1993
- ----------------------------------------------------------------------------------------------------------------------------
Book balance                                                                                              $138         $270
Contractual balance of nonaccrual loans                                                                    218          382
Book balance as a percentage of
 contractual balance                                                                                       63%          71%
Interest receipts applied to reduce principal
  Second quarter                                                                                          $  2         $  4
  Year-to-date                                                                                               5            7
Interest receipts recognized in interest revenue
  Second quarter                                                                                             3            3
  Year-to-date                                                                                               5            5
- ---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.


_______________________________________________________________________________

Acquired property consists of OREO and other assets acquired in connection with loan settlements. OREO, net of the reserve, totaled $108 million at June 30, 1994, compared with $117 million at March 31, 1994, and $188 million at June 30, 1993. Sales of acquired property during the second quarter and first half of 1994 resulted in net gains of $3 million and $12 million, respectively. A summary of the activity in the OREO portfolio is presented in the table below.

- ----------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY (a)                                          Three months                       Six months
                                                                       ended June 30,                   ended June 30,
(in millions)                                                        1994        1993                 1994        1993
- ----------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of reserve                          $117        $216                 $138        $240
  OREO acquired from The Boston Company                                 -          15                    -          15
  Foreclosures (b)                                                      3           9                    6          32
  Sales                                                               (13)        (36)                 (31)        (48)
  Return to performing                                                  -           -                    -         (11)
  Write-downs, credit losses, OREO
    provision and other                                                 1         (16)                  (5)        (40)
- ----------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of reserve                                 108         188                  108         188
- ----------------------------------------------------------------------------------------------------------------------
Other acquired assets                                                   1           9                    1           9
- ----------------------------------------------------------------------------------------------------------------------
Total acquired property at end of period, net of reserve             $109        $197                 $109        $197
- ----------------------------------------------------------------------------------------------------------------------

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

- ----------------------------------------------------------------------------------------------------------------------
RESERVE FOR REAL ESTATE ACQUIRED                                         Three months                       Six months
                                                                       ended June 30,                   ended June 30,
(in millions)                                                        1994        1993                 1994        1993
- ----------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $ 35        $ 19                 $ 37        $ 10
Write-downs on real estate acquired                                    (4)        (10)                  (6)        (22)
Provision charged to operating expense                                  -           9                    -          30
- ----------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $ 31        $ 18                 $ 31        $ 18
- ----------------------------------------------------------------------------------------------------------------------

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

SEGREGATED ASSETS
_______________________________________________________________________________

Segregated assets represent commercial real estate and other commercial loans acquired in the Meritor branch acquisition that are on nonaccrual status, or are foreclosed properties. As a result of a loss sharing arrangement with the FDIC, any of the performing commercial loans or performing commercial real estate loans acquired in the December 1992 Meritor branch acquisition that become nonaccrual before December 1997, will be reclassified to segregated assets. These delinquent assets are reported separately in the balance sheet, net of reserve. The reserve for segregated assets is not included in the reserve for credit losses. Additional information regarding segregated assets is presented in the "Credit Risk and Asset Quality" discussion and note 8 "Segregated Assets" in the Corporation's 1993 Annual Report on Form 10-K.


- ---------------------------------------------------------------------------------------------------------------------
SEGREGATED ASSETS                                          JUNE 30,        March 31,         Dec. 31,        June 30,
(in millions)                                                  1994             1994             1993            1993
- ---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial real estate loans                                $  61            $  78            $  84           $ 161
  Commercial loans                                               22               26               28              35
- ---------------------------------------------------------------------------------------------------------------------
     Total nonaccrual loans                                      83              104              112             196
- ---------------------------------------------------------------------------------------------------------------------
Real estate acquired                                             68               72               75              73
- ---------------------------------------------------------------------------------------------------------------------
     Total segregated assets                                    151              176              187             269
Less:  FDIC loss sharing (a)                                   (143)            (167)            (178)           (256)
- ---------------------------------------------------------------------------------------------------------------------
     Maximum credit exposure                                  $   8            $   9            $   9           $  13
- ---------------------------------------------------------------------------------------------------------------------

CREDIT LOSS ACTIVITY
- ---------------------------------------------------------------------------------------------------------------------
Segregated asset losses:
  Commercial real estate loans                                $   -            $   -            $  10           $   -
  Commercial loans                                                -                -                4               -
- ---------------------------------------------------------------------------------------------------------------------
     Total                                                        -                -               14               -
- ---------------------------------------------------------------------------------------------------------------------
Segregated asset recoveries                                       -                -                -               -
- ---------------------------------------------------------------------------------------------------------------------
Segregated asset losses                                       $   -            $   -            $  14           $   -
- ---------------------------------------------------------------------------------------------------------------------

CHANGE IN RESERVE FOR SEGREGATED ASSETS
- ---------------------------------------------------------------------------------------------------------------------
Reserve for segregated assets at beginning of period          $   4            $   4            $  18           $   5
Segregated asset losses                                           -                -               14               -
- ---------------------------------------------------------------------------------------------------------------------
Reserve at end of period (b)                                  $   4            $   4            $   4           $   5
- ---------------------------------------------------------------------------------------------------------------------
Past-due loans subject to loss-sharing                        $   -            $   -            $   -           $   -
- ---------------------------------------------------------------------------------------------------------------------

(a) Represents the FDIC loss-sharing arrangement of 80% of the first $60 million of net credit losses and 95% of the remaining balance of segregated assets. At June 30, 1994, the entire balance of segregated assets was insured at the 95% rate as the $60 million credit loss threshold was met in the first quarter of 1993. Total net credit losses on segregated assets, before FDIC loss sharing, were $5 million and $6 million in the second quarter and first half of 1994.
(b)  This reserve is not included in the reserve for credit losses.


COMMERCIAL REAL ESTATE LENDING
________________________________________________________________________________

The Corporation's $1.622 billion domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, and commercial construction loans with maturities of 60 months or less. Also included in this portfolio are loans which are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $192 million of loans acquired in the December 1992 Meritor branch acquisition that are subject to a five year 95% loss-sharing arrangement with the Federal Deposit Insurance Corporation. Domestic commercial real estate loans decreased by approximately $191 million, or 11%, compared with $1.813 billion at June 30, 1993. The decrease was primarily a result of paydowns, transfers to OREO and credit losses. Domestic commercial real estate loan commitments originated totaled $14 million in the second quarter of 1994 and $53 million in the first half of 1994. Commercial real estate loan commitments were $289 million at June 30, 1994, compared with $313 million at March 31, 1994, and $305 million at June 30, 1993. Domestic commercial real estate loans were 7% of total loans at June 30, 1994, down from 8% a year earlier. Nonperforming domestic commercial real estate loans were 2.15% of total domestic commercial real estate loans at June 30, 1994, compared with 6.65% at June 30, 1993.


_______________________________________________________________________________________________________________________

DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS BY SIZE AT JUNE 30, 1994

(dollar amounts in millions)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                                                Percent
Principal                                                                                                      of total
 amounts                                                                                  Outstandings     outstandings
- -----------------------------------------------------------------------------------------------------------------------
Less than $10                                                                                   $1,135              70%

$10 to $20                                                                                         275 (a)          17
$20 to $40                                                                                         153 (b)           9
$40 to $60                                                                                          59 (c)           4
- -----------------------------------------------------------------------------------------------------------------------
     Total                                                                                      $1,622             100%
- -----------------------------------------------------------------------------------------------------------------------

(a) Represents loans to 20 borrowers.
(b) Represents loans to 5 borrowers.
(c) Represents a loan to a single borrower.


_______________________________________________________________________________

Distribution of domestic commercial real estate loans at June 30, 1994

- -----------------------------------------------------------------------------------------------------------------
(in millions)                                         Geographic Region
                       Central
Project type          Atlantic   Southeast      Midwest           West     Southwest     Northeast          Total
- -----------------------------------------------------------------------------------------------------------------
Office complexes         $179         $ 46        $ 46             $36         $12              $6         $  325
Retail                    104           69          30              22          11               -            236
Hotels                     57           48           9               6          12               -            132
Industrial                 38            2           2               5           2               -             49
Undeveloped land            5           17           9               8           -               -             39
Apartments                 27            -           6               -           3               -             36
Health care                10            -           -               4           4               -             18
Other project types        77            -           -               -           3               -             80
- -----------------------------------------------------------------------------------------------------------------
    Subtotal             $497(a)      $182(b)      $102(c)          $81(d)     $47(e)            $6        $  915
FDIC loss-share loans                                                                                         192(f)
Owner-occupied loans                                                                                          515(g)
- -----------------------------------------------------------------------------------------------------------------
     Total                                                                                                 $1,622
- -----------------------------------------------------------------------------------------------------------------

(a)  Includes $367 million of loans to borrowers located in Pennsylvania.
(b)  Includes $63 million of loans to borrowers located in Florida.
(c)  Includes $32 million of loans to borrowers located in Ohio.
(d)  Includes $70 million of loans to borrowers located in California.
(e)  Includes $24 million of loans to borrowers located in Texas.
(f) Commercial real estate loans acquired from the Meritor branch acquisition that are subject to the FDIC loss-sharing arrangement. Meritor commercial real estate loans that become nonperforming loans are transferred to segregated assets.
(g) Includes loans that are secured by owner-occupied commercial real estate but not made for the purpose of real estate construction or financing.


Distribution of nonperforming commercial real estate loans and real estate acquired at June 30, 1994


- -----------------------------------------------------------------------------------------------------------------
(in millions)                                             Geographic Region
                         Central
Project type            Atlantic   Southeast     Midwest        West   Southwest   Northeast      Canada    Total
- -----------------------------------------------------------------------------------------------------------------
Undeveloped land             $ 9         $19         $10         $ -         $20          $8         $ -     $ 66
Retail                         4          10           -           9           -           -          16       39
Office complexes (a)          25           1           1           -           8           -           -       35
Other project types           29           2           -           2           1           -           -       34
- -----------------------------------------------------------------------------------------------------------------
  Total by region            $67(b)      $32(c)      $11(d)      $11(e)      $29(f)       $8         $16     $174(g)
- -----------------------------------------------------------------------------------------------------------------

(a)  Includes certain multi-use projects.
(b) Includes $19 million of nonperforming loans to borrowers and $19 million of OREO located in Pennsylvania.
(c)  Includes $22 million of OREO located in Florida.
(d) Includes $9 million of nonperforming loans to borrowers located in Illinois.
(e)  Entire amount is OREO located in California.
(f)  Includes $24 million of OREO located in Texas.
(g) Excludes segregated assets, as well as the reserve for real estate acquired of $31 million.


OFF-BALANCE-SHEET RISK
________________________________________________________________________________

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

A discussion of the Corporation's use of off-balance-sheet instruments to manage interest rate risk is presented on pages 25 and 26. In addition, further discussion of the Corporation's financial instruments with off-balance-sheet risk is presented in Note 18 of Notes to Financial Statements in the 1993 Annual Report on Form 10-K.


- -------------------------------------------------------------------------------------------------------------------
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS                JUNE 30,     March 31,   Dec. 31,     Sept. 30,     June 30,
(in millions)                                              1994          1994       1993          1993         1993
- -------------------------------------------------------------------------------------------------------------------
Financial instruments with contract amounts that
  represent credit risk:
  Commitments to extend credit                          $13,263(a)    $13,148    $12,507       $12,324      $12,419
  Standby letters of credit and foreign guarantees        3,154(b)      3,345      2,952         2,896        2,944
  Commercial letters of credit                              166           155        140           148          152
  Residential mortgage loans serviced with recourse         203           303        546           462          377
  Custodian securities lent with indemnification         13,515        12,526     11,152        11,994        9,414
 Financial instruments with notional or contract
  amounts that exceed the amount of credit risk(c):
  Foreign currency contracts:
    Commitments to purchase                               9,183        10,237      9,219         9,517        9,161
    Commitments to sell                                   9,206        10,131      9,216         9,512        9,166
  Foreign currency and other option contracts written:
    Commitments to purchase                                 338           192        354           314          303
    Commitments to sell                                     235           114        175           171          194
  Foreign currency and other option contracts purchased:
    Commitments to purchase                                 297           201        345           340          301
    Commitments to sell                                     449           375        161           164          161
  Futures and forward contracts:
    Commitments to purchase                                 330         1,423        107           602        3,791
    Commitments to sell                                     714         1,020        426           611          393
  Interest rate agreements (notional principal amounts):
    Interest rate swaps                                  16,846        17,173     13,647        12,564       11,473
    Other interest rate products                          4,475         4,175      2,560         1,564        1,781
    Forward rate agreements                                 202           334        595           458          480
- -------------------------------------------------------------------------------------------------------------------

(a) Approximately 32% of these commitments are scheduled to expire within one year, with an additional 54% scheduled to expire within five years.
(b) Net of participations and cash collateral totaling $269 million.
(c) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract on which a counterparty has defaulted.


CONSOLIDATED BALANCE SHEET


Mellon Bank Corporation (and its subsidiaries)
- ---------------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,      Dec. 31,      June 30,
               (dollar amounts in millions)                                          1994          1993          1993
- ---------------------------------------------------------------------------------------------------------------------
Assets         Cash and due from banks                                            $ 1,701       $ 2,169       $ 1,875
               Interest-bearing deposits with banks                                   756           893         1,667
               Federal funds sold and securities purchased under
                agreements to resell                                                  375           574           838
               Trading account securities                                             365           116           165
               Securities available for sale (approximate
                fair value of $2,920 and $2,705 at Dec. 31, 1993 and
                June 30, 1993)                                                      2,756         2,916         2,691
               Investment securities (approximate fair value
                of $3,085, $2,139 and $2,260)                                       3,217         2,096         2,194
               Loans, net of unearned discount of $70, $74 and $48                 24,726        24,473        23,844
               Reserve for credit losses                                             (609)         (600)         (586)
               ------------------------------------------------------------------------------------------------------
                    Net loans                                                      24,117        23,873        23,258
               Customers' acceptance liability                                        138           146           120
               Premises and equipment                                                 449           463           491
               Acquired property, net of reserves of $31, $37 and $18                 109           139           197
               Goodwill                                                               775           825           768
               Core deposit and other identified intangibles recorded in
                connection with acquisitions                                          234           258           311
               Purchased mortgage servicing rights and
                purchased credit card relationships                                   259           204           195
               Segregated assets, net of reserves of $4, $4 and $5                    147           183           264
               Other assets                                                         1,576         1,284         1,132
               ------------------------------------------------------------------------------------------------------
                    Total assets                                                  $36,974       $36,139       $36,166
               ------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
Liabilities    Noninterest-bearing deposits in domestic offices                   $ 5,771       $ 6,905       $ 6,099
               Interest-bearing deposits in domestic offices                       18,545        19,450        19,914
               Interest-bearing deposits in foreign offices                         1,867         1,183         1,294
               ------------------------------------------------------------------------------------------------------
                    Total deposits                                                 26,183        27,538        27,307
               Federal funds purchased and securities sold under
                agreements to repurchase                                            1,631           978         1,116
               U.S. Treasury tax and loan demand notes                              1,607           712           126
               Commercial paper                                                       119           134           229
               Other funds borrowed                                                   594           302         1,100
               Acceptances outstanding                                                138           146           129
               Other liabilities                                                    1,322         1,026           900
               Notes and debentures (with original maturities over one year)        1,921         1,990         2,013
               ------------------------------------------------------------------------------------------------------
                    Total liabilities                                              33,515        32,826        32,920
- ---------------------------------------------------------------------------------------------------------------------
Shareholders'  Preferred stock                                                        592           592           660
equity         Common shareholders' equity:
                Common stock - $.50 par value
                  Authorized - 200,000,000 shares
                  Issued - 63,924,983; 63,843,493; and 63,337,695 shares               32            32            32
                Additional paid-in capital                                          1,780         1,774         1,753
                Retained earnings                                                   1,055           898           764
                Warrants                                                               37            37            37
                Net unrealized loss on assets
                  available for sale (net of taxes)                                   (32)            -             -
                Treasury stock - 95,502 and 365,700 shares at cost                     (5)          (20)            -
               ------------------------------------------------------------------------------------------------------
                    Total common shareholders' equity                               2,867         2,721         2,586
               ------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                      3,459         3,313         3,246
               ------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                    $36,974       $36,139       $36,166
               ------------------------------------------------------------------------------------------------------

               See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)
- ---------------------------------------------------------------------------------------------------------------------

                                                                                                  Six months ended
                                                                                               ----------------------
                                                                                               JUNE 30,      June 30,
(in millions, except per share amounts)                                                            1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Interest revenue    Loans                                                                        $  833          $721
                    Loan fees                                                                        47            41
                    Interest-bearing deposits with banks                                             19            33
                    Federal funds sold and securities purchased
                     under agreements to resell                                                      13            27
                    Trading account securities                                                       13             9
                    Securities                                                                      124           126
                    -------------------------------------------------------------------------------------------------
                         Total interest revenue                                                   1,049           957
- ---------------------------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                    192           206
                    Deposits in foreign offices                                                      27            19
                    Federal funds purchased and securities sold
                     under agreements to repurchase                                                  23            16
                    U.S. Treasury tax and loan demand notes                                          11             3
                    Commercial paper                                                                  2             4
                    Other funds borrowed                                                             19            17
                    Notes and debentures                                                             56            61
                    -------------------------------------------------------------------------------------------------
                         Total interest expense                                                     330           326
- ---------------------------------------------------------------------------------------------------------------------
Net interest             Net interest revenue                                                       719           631
revenue             Provision for credit losses                                                      40            70
                    -------------------------------------------------------------------------------------------------
                         Net interest revenue after provision for credit losses                     679           561
- ---------------------------------------------------------------------------------------------------------------------
Noninterest         Fee revenue                                                                     679           513
revenue             Gains on sale of securities                                                       -            87
                    -------------------------------------------------------------------------------------------------
                         Total noninterest revenue                                                  679           600
- ---------------------------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                   425           329
expense             Net occupancy expense                                                            92            76
                    Professional, legal and other purchased services                                 90            61
                    Business development                                                             67            32
                    Equipment expense                                                                61            52
                    Amortization of goodwill, core deposit and other identified intangibles
                     recorded in connection with acquisitions                                        50            33
                    Communications expense                                                           38            33
                    FDIC assessment and regulatory examination fees                                  32            29
                    Amortization of purchased mortgage servicing rights and
                     purchased credit card relationships                                             21            21
                    Other expense                                                                    62            45
                    Net expense (revenue) of acquired property                                      (11)           38
                    Merger expenses                                                                   -           175
                    -------------------------------------------------------------------------------------------------
                         Total operating expense                                                    927           924
- ---------------------------------------------------------------------------------------------------------------------
Income              Income before income taxes                                                      431           237
                    Provision for income taxes                                                      166           104
                    -------------------------------------------------------------------------------------------------
                    Net income                                                                      265           133
                    Dividends on preferred stock                                                     30            31
                    -------------------------------------------------------------------------------------------------
                    Net income applicable to common stock                                        $  235          $102
                    -------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
Per common share    Primary net income                                                            $3.57         $1.63
                    Fully diluted net income                                                      $3.57         $1.63
                    -------------------------------------------------------------------------------------------------

                    See accompanying Notes to Financial Statements.


- ----------------------------------------------------------------------------------------------------------------------

                                                  Three months ended
- ----------------------------------------------------------------------------------------------------------------------
        JUNE 30,                March 31,                   Dec. 31,               Sept. 30,                  June 30,
            1994                     1994                       1993                    1993                      1993
- ----------------------------------------------------------------------------------------------------------------------
            $427                     $406                       $395                    $401                      $363
              17                       30                         16                      13                        16
               9                       10                         11                      18                        18

               7                        6                         12                      15                        17
               6                        7                          2                       4                         5
              66                       58                         59                      58                        58
- ----------------------------------------------------------------------------------------------------------------------
             532                      517                        495                     509                       477
- ----------------------------------------------------------------------------------------------------------------------
             100                       92                        100                     108                        98
              17                       10                         10                      11                        10

              13                       10                          8                       9                         9
               7                        4                          1                       2                         2
               1                        1                          1                       1                         3
               9                       10                          7                      10                        10
              28                       28                         29                      31                        31
- ----------------------------------------------------------------------------------------------------------------------
             175                      155                        156                     172                       163
- ----------------------------------------------------------------------------------------------------------------------
             357                      362                        339                     337                       314
              20                       20                         25                      30                        35
- ----------------------------------------------------------------------------------------------------------------------
             337                      342                        314                     307                       279
- ----------------------------------------------------------------------------------------------------------------------
             336                      343                        342                     334                       281
               -                        -                          -                       -                         -
- ----------------------------------------------------------------------------------------------------------------------
             336                      343                        342                     334                       281
- ----------------------------------------------------------------------------------------------------------------------
             210                      215                        207                     209                       174
              47                       45                         47                      45                        39
              47                       43                         44                      45                        30
              30                       37                         26                      17                        17
              28                       33                         32                      29                        26

              23                       27                         22                      24                        17
              18                       20                         19                      19                        17
              16                       16                         16                      15                        15

              10                       11                         10                      12                        13
              30                       32                         41                      34                        30
              (3)                      (8)                         7                      14                        13
               -                        -                          -                       -                         -
- ----------------------------------------------------------------------------------------------------------------------
             456                      471                        471                     463                       391
- ----------------------------------------------------------------------------------------------------------------------
             217                      214                        185                     178                       169
              83                       83                         71                      64                        70
- ----------------------------------------------------------------------------------------------------------------------
             134                      131                        114                     114                        99
              15                       15                         16                      16                        16
- ----------------------------------------------------------------------------------------------------------------------
            $119                     $116                       $ 98                    $ 98                      $ 83
- ----------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------
           $1.80                    $1.77                      $1.50                   $1.50                     $1.32
           $1.80                    $1.77                      $1.50                   $1.50                     $1.32
- ----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Bank Corporation (and its subsidiaries)
- ---------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                          (in millions)                                                            1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                              $  265       $   133
operating activities     Adjustments to reconcile net income to net
                          cash provided by operating activities:
                          Amortization of goodwill, core deposit and other identified
                           intangibles recorded in connection with acquisitions                      50            33
                          Amortization of purchased mortgage servicing rights
                           and purchased credit card relationships                                   21            21
                          Depreciation and other amortization                                        41            38
                          Provision for credit losses                                                40            70
                          Provision for real estate acquired and other losses                         -            39
                          Merger expenses                                                             -           175
                          Net gains on dispositions of acquired property                            (12)           (4)
                          Net (increase) decrease in accrued interest receivable                    (15)           53
                          Deferred income tax expense                                                45            43
                          Net increase in trading account securities activity                      (244)          (55)
                          Net increase (decrease) in accrued interest payable,
                            net of amounts prepaid                                                   16            (1)
                          Net decrease in residential mortgages held for sale                       220             6
                          Net increase (decrease) in other operating activities                     (61)           63
                          -------------------------------------------------------------------------------------------
                                Net cash provided by operating activities                           366           614
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in term deposits                                              137           279
investing activities     Net (increase) decrease in federal funds sold and
                          securities purchased under agreements to resell                           199          (562)
                         Funds invested in securities available for sale                         (5,655)       (4,529)
                         Proceeds from sales of securities available for sale                       715         6,058
                         Proceeds from maturities of securities available for sale                5,093           676
                         Funds invested in investment securities                                 (1,409)          (36)
                         Proceeds from maturities of investment securities                          286            15
                         Net increase in credit card receivables                                   (151)           (1)
                         Net principal collected (disbursed) on loans to customers                 (318)          260
                         Loan portfolio purchases                                                  (136)            -
                         Proceeds from the sale of loan portfolios                                   78            18
                         Purchases of premises and equipment                                        (39)          (49)
                         Proceeds from sales of premises and equipment                                1             2
                         Proceeds from sales of acquired property                                    45            56
                         Cash paid in purchase of The Boston Company, net of cash received            -        (1,134)
                         Net decrease in other investing activities                                   2            57
                         --------------------------------------------------------------------------------------------
                                Net cash provided (used) in investing activities                 (1,152)        1,110
- ---------------------------------------------------------------------------------------------------------------------

Mellon Bank Corporation (and its subsidiaries)
- ---------------------------------------------------------------------------------------------------------------------
                                                                                                    Six months ended
                                                                                                         June 30,
                         (in millions)                                                             1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in transaction and savings deposits                          (940)          (42)
financing activities     Net decrease in customer term deposits                                    (415)       (1,639)
                         Net increase (decrease) in federal funds purchased and
                          securities sold under agreements to repurchase                            653          (538)
                         Net increase (decrease) in U.S. Treasury tax and loan demand notes         895          (151)
                         Net increase (decrease) in commercial paper                                (15)           50
                         Repurchase and repayments of longer-term debt                              (70)         (278)
                         Net proceeds from issuance of longer-term debt                               -           701
                         Net proceeds from issuance of common and preferred stock                    10           476
                         Dividends paid on common and preferred stock                              (101)          (75)
                         Net increase (decrease) in other financing activities                      293          (337)
                         --------------------------------------------------------------------------------------------
                                Net cash provided (used) in financing activities                    310        (1,833)
                         Effect of foreign currency exchange rates                                    8            10
- ---------------------------------------------------------------------------------------------------------------------
Change in cash and       Net decrease in cash and due from banks                                   (468)          (99)
due from banks           Cash and due from banks at beginning of period                           2,169         1,974
                         --------------------------------------------------------------------------------------------
                         Cash and due from banks at end of period                               $ 1,701       $ 1,875
                         --------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
Supplemental             Interest paid                                                             $314          $296
disclosures              Net income taxes paid                                                      141            79
- ---------------------------------------------------------------------------------------------------------------------

                         See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)
- ---------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                         (dollar amounts in millions, except per share amounts)                    1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Shareholders' equity     Balance at beginning of period                                          $3,313        $2,557
                         Net income                                                                 265           133
                         Issuance of 6,812,500 shares of common
                          stock, net of issuance costs                                                -           344
                         Issuance of Series K preferred stock, net of
                          issuance costs                                                              -           193
                         Issuance of warrants                                                         -            37
                         Dividends on preferred stock:
                           Series B                                                                   -            (2)
                           Series D                                                                  (3)           (2)
                           Series H                                                                  (8)           (8)
                           Series I                                                                  (7)           (7)
                           Series J                                                                  (4)           (4)
                           Series K                                                                  (8)           (8)
                         Dividends on common stock at $1.12 per share
                          in 1994 and $.76 per share in 1993                                        (71)          (46)
                         Common stock issued under dividend reinvestment and
                          common stock purchase plan                                                  6            29
                         Exercise of warrants                                                         -            19
                         Exercise of stock options                                                    4             5
                         Unrealized loss, net of tax, on assets classified as available
                           for sale                                                                 (32)            -
                         Other, including foreign currency translation                                4             6
                         --------------------------------------------------------------------------------------------
                         Balance at end of period                                                $3,459        $3,246
                         --------------------------------------------------------------------------------------------

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

            The effect of adopting FAS No. 112 was immaterial to operating expense in the second quarter of 1994, but resulted in an approximately $1 million increase in operating expense and a reduction in primary net income per common share of approximately $.01 in the first half of 1994.

            At June 30, 1994, the adjustments to fair value required by FAS No. 115 were unrealized losses of $26 million on securities available for sale and $23 million on loans with a corresponding reduction in shareholders' equity of $32 million, net of tax, a $17 million increase from March 31, 1994. The reduction in loans related to the valuation of approximately $159 million (carrying value before adjustment) of Mexican Brady bonds. No reclassifications of assets were made to adopt this new accounting standard.

            Implementation of Interpretation No. 39 increased the Corporation's assets and liabilities by $249 million at June 30, 1994.

________________________________________________________________________________

Note 3 --  Securities

SECURITIES AVAILABLE FOR SALE
- ---------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30, 1994                                     June 30, 1993
                                       -----------------------------------------        -----------------------------------------
                                       AMORTIZED    GROSS UNREALIZED        FAIR        Amortized    Gross unrealized        Fair
(in millions)                               COST    GAINS     LOSSES       VALUE             cost    Gains     Losses       value
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                             $  627       $ -      $ -       $  627           $2,261       $ 4       $-       $2,265
U.S. agency mortgage-backed                  542        1        31          512               62         5        -           67
Other U.S. agency                          1,560        1         -        1,561              199         1        -          200
- ---------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                   2,729        2        31        2,700            2,522        10        -        2,532
Other mortgage-backed                         14        -         -           14               30         -        -           30
Other securities                              39        3         -           42              139         4        -          143
- ---------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale     $2,782       $5       $31       $2,756           $2,691       $14       $-       $2,705
- ---------------------------------------------------------------------------------------------------------------------------------

Note: There were no gross realized gains or losses on the sale of securities available for sale in the second quarter and first half of 1994. Gross realized gains on the sale of securities available for sale were $87 million in the first half of 1993. Proceeds from the sale of securities available for sale totaled $715 million in the second quarter and first half of 1994. Proceeds from the sale of securities available for sale totaled $2.060 billion and $6.058 billion in the second quarter and first half of 1993, respectively. Sales of securities available for sale in the second quarter of 1994 and 1993 consisted primarily of U.S. Treasury bills with resultant gross gains of approximately $1 million in the second quarter of 1993 recognized as an adjustment to the Corporation's interest revenue. At June 30, 1994, net unrealized losses of $26 million net of its tax effect is recorded in shareholders' equity in accordance with FAS No. 115.

INVESTMENT SECURITIES
- ---------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30, 1994                                     June 30, 1993
                                       -----------------------------------------        -----------------------------------------
                                       AMORTIZED    GROSS UNREALIZED        FAIR        Amortized    Gross unrealized        Fair
(in millions)                               COST    GAINS     LOSSES       VALUE             cost    Gains     Losses       value
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                             $   17       $-      $  1       $   16           $   17       $ -       $-       $   17
U.S. agency mortgage-backed                3,061        3       134        2,930            1,879        65        -        1,944
- ---------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                   3,078        3       135        2,946            1,896        65        -        1,961
Other mortgage-backed                         55        -         -           55              174         1        -          175
Other investment securities                   84        -         -           84              124         -        -          124
- ---------------------------------------------------------------------------------------------------------------------------------
  Total investment securities             $3,217       $3      $135       $3,085           $2,194       $66       $-       $2,260
- ---------------------------------------------------------------------------------------------------------------------------------

Note: There were no sales of investment securities during the second quarters and first six months of 1994 or 1993.

Note 4 --  Other assets
                                                            JUNE 30,                  Dec. 31,                June 30,
(in millions)                                                   1994                      1993                    1993
- ----------------------------------------------------------------------------------------------------------------------
Prepaid expense                                               $  283                    $  265                  $  267
Interest receivable                                              169                       154                     169
Accounts receivable                                              159                       131                     207
Receivables related to
  off-balance-sheet instruments                                  249                         -                       -
Other                                                            716                       734                     489
- ----------------------------------------------------------------------------------------------------------------------
  Total other assets                                          $1,576                    $1,284                  $1,132
- ----------------------------------------------------------------------------------------------------------------------

________________________________________________________________________________

Note 5 --   Preferred stock

            The following table summarizes the Corporation's preferred stock outstanding at June 30, 1994. Each series of preferred stock has
            a par value of $1.00 per share.   A detailed description of the
            Corporation's outstanding preferred stock is provided in note 11 of the Notes to Financial Statements in the 1993 Annual Report on Form 10-K.


             ---------------------------------------------------------------------------------------------------------
                                                                                                 Balances at
                                            Liquidation                              ---------------------------------
            (dollar amounts in millions,     preference       Shares      Shares     JUNE 30,     Dec. 31,    June 30,
             except per share amounts)        per share   authorized      issued         1994         1993        1993
            ----------------------------------------------------------------------------------------------------------
            Convertible preferred stock
             (Series B)                             $25            -           -        $   -        $   -        $ 68
            Junior convertible preferred
             stock (Series D)(a)                      1    4,388,117   2,236,226            2            2           2
            10.40% preferred stock (Series H)        25    6,400,000   6,400,000          155          155         155
            9.60% preferred stock (Series I)         25    6,000,000   6,000,000          145          145         145
            8.50% preferred stock (Series J)         25    4,000,000   4,000,000           97           97          97
            8.20% preferred stock (Series K)         25    8,000,000   8,000,000          193          193         193
                                                                                         ----         ----        ----
               Total preferred stock                                                     $592         $592        $660
                                                                                         ====         ====        ====

______________________________________________________________________________________________________________________

(a)  The Series D junior convertible preferred stock will be converted to common stock in the third quarter of 1994.


Note 6 --   Supplemental information to the Consolidated Statement of Cash Flows

            Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.


            ----------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
            (in millions)                                                                           1994          1993
            ----------------------------------------------------------------------------------------------------------
            Net transfers to real estate acquired                                                     $6        $   21
            Purchase of The Boston Company:
              Fair value of noncash assets acquired                                                    -         7,338
              Liabilities assumed                                                                      -         6,052
              Stock issued                                                                             -           115
              Warrants issued                                                                          -            37
                                                                                                                ------
                Net cash paid                                                                          -         1,134
             Net transfers to segregated assets                                                        -           143
             ---------------------------------------------------------------------------------------------------------

Note 7 --    Commitment to merge with The Dreyfus Corporation

             On December 5, 1993, the Corporation entered into a definitive agreement to merge with The Dreyfus Corporation. A detailed discussion of this merger is presented in the "Pending Merger with The Dreyfus Corporation" section on page 4.

________________________________________________________________________________

Note 8 --   Legal proceedings

            A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.


Note 9 --   Computation of primary and fully diluted net income per common share

                                                                        Three months                        Six months
(dollar amounts in millions, except per                               ended June 30,                    ended June 30,
 share amounts; common shares in thousands)                         1994        1993                 1994         1993
- ----------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                           $120         $84                 $237         $104
- ----------------------------------------------------------------------------------------------------------------------

Stock and stock equivalents (average shares):
  Common shares outstanding                                       63,729      61,852               63,642       60,379
  Common shares issuable upon conversion
   of Series D preferred stock                                     1,702       1,607                1,702        1,607
  Other common stock equivalents, net of shares
   assumed to be repurchased under the treasury
   stock method (b):
    Stock options                                                    802       1,189                  770        1,231
    Warrants                                                         399         183                  343          227
    Common stock subscription rights                                   -         143                    -          144
    Series D preferred stock subscription rights                       1          57                    1           57
- ----------------------------------------------------------------------------------------------------------------------
     Total stock and stock equivalents                            66,633      65,031               66,458       63,645
- ----------------------------------------------------------------------------------------------------------------------

Primary net income per common share (c)                            $1.80       $1.32                $3.57        $1.63
- ----------------------------------------------------------------------------------------------------------------------


FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                           $120         $84                 $237         $104
- ----------------------------------------------------------------------------------------------------------------------

Stock, stock equivalents and potentially
 dilutive items (average shares):
  Common shares outstanding                                       63,729      61,852               63,642       60,379
  Common shares issuable upon conversion of
   Series D preferred stock                                        1,702       1,607                1,702        1,607
  Other common stock equivalents, net of shares
   assumed to be repurchased under the treasury
   stock method (d)                                                1,202       1,572                1,114        1,659
  7 1/4% Convertible Subordinated Capital Notes                       90          90                   90           92
- ----------------------------------------------------------------------------------------------------------------------
     Total stock, stock equivalents
      and other dilutive items                                    66,723      65,121               66,548       63,737
- ----------------------------------------------------------------------------------------------------------------------

Fully diluted net income per common share (c)                      $1.80       $1.32                $3.57        $1.63
- ----------------------------------------------------------------------------------------------------------------------

See footnotes on following page.




________________________________________________________________________________

Note 9 -- Computation of primary and fully diluted net income per common share (continued)


(a) After adding back Series D preferred stock dividends of $1 million in both the second quarter of 1994 and 1993, and $2 million in both the first half of 1994 and 1993. The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

(b) Shares were assumed to be repurchased at the average common share price of $57.57 in the second quarter of 1994, $56.33 in the first half of 1994, $56.40 in the second quarter of 1993 and $56.94 in the first half of 1993.

(c)  Calculated based on unrounded numbers.

(d) Since the average share price was greater than the ending share price for all periods shown, the other common stock equivalents, net of shares assumed to be repurchased under the treasury stock method is the same for both primary and fully diluted net income per common share.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       Six months ended
                                                                        ------------------------------------------------
                                                                           JUNE 30, 1994            June 30, 1993
                                                                        AVERAGE      AVERAGE     Average      Average
                 (dollar amounts in millions)                           BALANCE YIELDS/RATES     balance yields/rates
- ------------------------------------------------------------------------------------------------------------------------
Assets           Interest-earning assets:
                   Interest-bearing deposits with banks                 $   970       3.86%      $ 1,914       3.51%
                   Federal funds sold and securities purchased
                    under agreements to resell                              809       3.31         1,827       2.99
                   Trading account securities                               445       5.82           303       5.99
                   Securities:
                     U.S. Treasury and agency securities                  4,376       5.46         4,079       5.81
                     Other                                                  226       5.25           315       5.38
                   Loans, net of unearned discount                       24,435       7.30        20,263       7.63
                                                                         ------                   ------
                      Total interest-earning assets                      31,261       6.80%       28,701       6.76%
                 Cash and due from banks                                  2,463                    2,109
                 Customers' acceptance liability                            134                      136
                 Premises and equipment                                     457                      450
                 Net acquired property                                      123                      229
                 Other assets                                             3,048                    2,190
                 Reserve for credit losses                                 (609)                    (531)
                 --------------------------------------------------------------------------------------------------------
                      Total assets                                      $36,877                  $33,284
- -------------------------------------------------------------------------------------------------------------------------
Liabilities      Interest-bearing liabilities:
and                Deposits in domestic offices:
shareholders'        Demand (a)                                        $ 2,158        (.71)%     $ 1,965        .15%
equity               Money market and other savings accounts             9,710        1.69         7,832       1.70
                     Retail savings certificates                         6,632        3.33         7,919       3.26
                     Other time deposits                                   327        5.07           375       5.66
                   Deposits in foreign offices                           1,427        3.78           945       4.15
                                                                       -------                    ------
                      Total interest-bearing deposits                   20,254        2.17        19,036       2.39
                   Federal funds purchased and securities sold
                    under agreements to repurchase                       1,350        3.44         1,007       3.06
                   U.S. Treasury tax and loan demand notes                 642        3.39           218       2.80
                   Commercial paper                                        124        3.60           230       3.25
                   Other funds borrowed                                    544        7.21           536       6.45
                   Notes and debentures (with original maturities
                     over one year)                                      1,944        5.84         1,908       6.49
                                                                       -------                    ------
                      Total interest-bearing liabilities                24,858        2.68%       22,935       2.87%
                 Total noninterest-bearing deposits                      7,108                     6,356
                 Acceptances outstanding                                   134                       138
                 Other liabilities                                       1,393                       820
                 --------------------------------------------------------------------------------------------------------
                      Total liabilities                                 33,493                    30,249
                 --------------------------------------------------------------------------------------------------------
                 Shareholders' equity                                    3,384                     3,035
                 --------------------------------------------------------------------------------------------------------
                      Total liabilities and shareholders' equity       $36,877                   $33,284
- -------------------------------------------------------------------------------------------------------------------------
Rates            Yield on total interest-earning assets                               6.80%                    6.76%
                 Cost of funds supporting interest-earning assets                     2.13%                    2.29%
                 -----------------------------------------------------------------------------------------------------
                 Net interest margin:
                   Taxable equivalent basis                                           4.67%                    4.47%
                   Without taxable equivalent increments                              4.64%                    4.43%
                 -----------------------------------------------------------------------------------------------------

                 (a) In the first half of 1994 and the fourth quarter of 1993, revenue generated through the use of off-balance-sheet instruments more than offset the interest expense on demand deposits.
                 Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates




- ------------------------------------------------------------------------------------------------------------------------------
                                                    Three months ended
- ------------------------------------------------------------------------------------------------------------------------------
   JUNE 30, 1994              March 31, 1994             Dec. 31, 1993            Sept. 30, 1993             June 30, 1993
AVERAGE      AVERAGE       Average      Average       Average      Average      Average      Average      Average      Average
BALANCE YIELDS/RATES       balance yields/rates       balance yields/rates      balance yields/rates      balance yields/rates
- ------------------------------------------------------------------------------------------------------------------------------
$   900      4.08%       $ 1, 042      3.67%       $ 1,207      3.65%         $ 1,855        3.66%        $ 2,137        3.41%

    776      3.64             842      3.01          1,579      3.08            1,967        3.05           2,340        2.94
    386      6.15             504      5.57            206      4.98              266        5.67             312        6.12

  4,578      5.54           4,171      5.36          4,186      5.15            3,541        5.49           3,755        5.68
    207      5.35             246      5.16            355      4.63              834        4.48             381        5.02
 24,245      7.38          24,627      7.22         23,220      7.05           23,223        7.13          20,623        7.42
 ------                    ------                   ------                     ------                     -------
 31,092      6.89%         31,432      6.70%        30,753      6.41%          31,686        6.41%         29,548        6.51%
  2,377                     2,551                    2,330                      2,105                       2,177
    132                       137                      133                        127                         143
    454                       459                      482                        492                         460
    116                       130                      150                        185                         212
  3,010                     3,087                    2,518                      2,565                       2,429
   (610)                     (610)                    (597)                      (598)                       (548)
- ------------------------------------------------------------------------------------------------------------------------------
$36,571                   $37,186                  $35,769                    $36,562                     $34,421
- ------------------------------------------------------------------------------------------------------------------------------


$ 2,157      (.66)%       $ 2,158      (.76)%      $ 2,117      (.01)%        $ 2,086         .15%        $ 1,993         .03%
  9,563      1.84           9,859      1.55          9,660      1.53            9,602        1.72           8,139        1.63
  6,552      3.45           6,712      3.20          6,992      3.14            7,405        3.10           7,692        3.13
    307      4.13             347      5.91            461      6.65              477        5.87             391        5.30
  1,685      3.97           1,167      3.50          1,096      3.57            1,108        3.77           1,084        3.78
 ------                    ------                   ------                     ------                     -------
 20,264      2.31          20,243      2.04         20,326      2.15           20,678        2.26          19,299        2.25

  1,406      3.83           1,293      3.01          1,150      2.85            1,215        3.09           1,050        3.07
    689      3.69             594      3.03            222      2.86              240        2.91             215        2.77
    138      3.88             111      3.26            139      3.11              195        3.23             289        3.26
    476      7.86             613      6.70            355      7.44              733        5.57             744        5.72

  1,924      5.92           1,965      5.77          2,019      5.66            2,124        5.76           2,050        6.19
 ------                    ------                   ------                     ------                     -------
 24,897      2.82%         24,819      2.53%        24,211      2.57%          25,185        2.71%         23,647        2.76%
  6,700                     7,521                    7,150                      7,069                       6,587
    132                       137                      133                        128                         148
  1,426                     1,357                      946                        895                         915
- ------------------------------------------------------------------------------------------------------------------------------
 33,155                    33,834                   32,440                     33,277                      31,297
- ------------------------------------------------------------------------------------------------------------------------------
  3,416                     3,352                    3,329                      3,285                       3,124
- ------------------------------------------------------------------------------------------------------------------------------
$36,571                   $37,186                  $35,769                    $36,562                     $34,421
- ------------------------------------------------------------------------------------------------------------------------------
             6.89%                     6.70%                    6.41%                        6.41%                       6.51%
             2.26%                     2.00%                    2.02%                        2.15%                       2.21%
- ------------------------------------------------------------------------------------------------------------------------------

             4.63%                     4.70%                    4.39%                        4.26%                       4.30%
             4.60%                     4.67%                    4.36%                        4.23%                       4.27%
- ------------------------------------------------------------------------------------------------------------------------------

   approximating 35%, using dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements.
   Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.




SELECTED STATISTICAL INFORMATION

COMPOSITION OF LOAN PORTFOLIO

Mellon Bank Corporation (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------
                                                     JUNE 30,      March 31,      Dec. 31,     Sept. 30,      June 30,
(in millions)                                            1994           1994          1993          1993          1993
- ----------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
  Commercial and financial                            $ 9,339 (a)    $ 9,199       $ 9,091       $ 8,020       $ 8,288
- ----------------------------------------------------------------------------------------------------------------------
  Commercial real estate:
   Commercial construction                                391 (b)(c)     382           423           425           448
   Commercial mortgage                                  1,231 (c)      1,256         1,298         1,293         1,365
- ----------------------------------------------------------------------------------------------------------------------
     Total commercial real estate                       1,622 (d)      1,638         1,721         1,718         1,813
- ----------------------------------------------------------------------------------------------------------------------
  Consumer credit:
   Consumer mortgage                                    8,152          8,161         8,180         8,250         8,507
   Other consumer credit                                4,043          3,966         3,813         3,679         3,674
- ----------------------------------------------------------------------------------------------------------------------
     Total consumer credit                             12,195         12,127        11,993        11,929        12,181
- ----------------------------------------------------------------------------------------------------------------------
  Lease finance assets                                    704            715           718           709           629
- ----------------------------------------------------------------------------------------------------------------------
     Total domestic loans                              23,860         23,679        23,523        22,376        22,911
- ----------------------------------------------------------------------------------------------------------------------
INTERNATIONAL LOANS                                       866            853           950         1,088           933
- ----------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned discount            $24,726        $24,532       $24,473       $23,464       $23,844
- ----------------------------------------------------------------------------------------------------------------------

(a)    Includes $46 million of FDIC loss share loans.
(b) Includes $287 million of loans related to real estate projects which are designated as "substantially complete," indicating that no additional funding is required to complete construction of the base building or that a certificate of occupancy has been obtained from the municipality in which the property is located.
(c) Commercial construction loans and commercial mortgages include $8 million and $184 million, respectively of FDIC loss share loans.
(d) Includes $515 million of loans secured by owner-occupied commercial real estate but not made for the purpose of real estate construction or financing.
Note:  Excludes segregated assets.



DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------
                                                       JUNE 30,    March 31,      Dec. 31,     Sept. 30,      June 30,
(in millions)                                              1994         1994          1993          1993          1993
- ----------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
  Interest-bearing:
   NOW accounts                                         $ 2,175      $ 2,175       $ 2,196       $ 2,050       $ 2,046
   Money market and other savings accounts                9,577        9,759        10,006         9,468         9,715
   Retail savings certificates                            6,513        6,610         6,813         7,187         7,683
   Other time deposits                                      280          345           435           481           470
- ----------------------------------------------------------------------------------------------------------------------
       Total interest-bearing                            18,545       18,889        19,450        19,186        19,914
  Noninterest-bearing                                     5,771        6,274         6,905         5,999         6,099
- ----------------------------------------------------------------------------------------------------------------------
       Total deposits in domestic offices                24,316       25,163        26,355        25,185        26,013
- ----------------------------------------------------------------------------------------------------------------------
Deposits in foreign offices                               1,867        1,598         1,183         1,120         1,294
- ----------------------------------------------------------------------------------------------------------------------
       Total deposits                                   $26,183      $26,761       $27,538       $26,305       $27,307
- ----------------------------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION
________________________________________________________________________________

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

On February 12, 1991, a jury in Colorado rendered a verdict in a lender liability lawsuit in which the Corporation is one of the defendants. The jury awarded actual damages of $42 million and punitive damages of $23 million in favor of the plaintiffs. In the lawsuit, the plaintiffs contended that the Corporation breached certain obligations and failed to disclose certain information in connection with its lending relationships with the plaintiffs. On June 6, 1991, a district judge in Colorado entered a judgment reducing the award to $16 million in actual damages, plus interest, and $12 million in punitive damages. On January 27, 1994, the Colorado Court of Appeals affirmed the judgment for plaintiffs for compensatory damages in the reduced amount of $5.36 million, plus interest since November 1, 1989, and vacated the judgment for punitive damages and remanded to the trial court with the direction to reconsider the amount, if any, of punitive damages. By Colorado law, the amount of the punitive damages cannot exceed the amount of the compensatory damages. Both plaintiffs and defendants filed petitions for rehearing before the Court of Appeals, which were denied on March 31, 1994. All parties have petitioned the Supreme Court of Colorado for review.

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

________________________________________________________________________________

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Corporation's annual meeting of shareholders held on April 19, 1994, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon by shareholders.

    1. The election of seven directors for a term expiring in 1997 (Common Stock and Series D Junior Preferred Stock voting together as a class):

        Name of Director                               Votes For                     Votes Withheld
        ----------------                               ---------                     --------------
        Burton C. Borgelt                              53,172,088                       152,835
        Carol R. Brown                                 53,164,014                       160,909
        Frank V. Cahouet                               53,167,428                       157,495
        Charles A. Corry                               53,183,018                       141,905
        C. Frederick Fetterolf                         53,167,454                       157,469
        Andrew W. Mathieson                            53,179,495                       145,428
        Seward Prosser Mellon                          53,181,293                       143,630

    2. Ratification of KPMG Peat Marwick as independent public accountants of the Corporation for the year 1994 (Common Stock and Series D Junior Preferred Stock voting together as a class):

                          For:                            53,085,040
                          Against:                           134,413
                          Abstain:                           105,470

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation's incorporation.

__________________________________________________________________________

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

   12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

(b) Reports on Form 8-K

   During the second quarter of 1994, the Corporation filed the following Current Report on Form 8-K:

   (1) A report dated April 19, 1994, which included, under Item 7, the Corporation's press release regarding first quarter 1994 financial results.

_______________________________________________________________________________


                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MELLON BANK CORPORATION
                                            (Registrant)







Date: August 9, 1994                    By:  Steven G. Elliott
                                        ______________________________________
                                        Steven G. Elliott
                                        Vice Chairman,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer of
                                        the Registrant)

CORPORATE INFORMATION
_______________________________________________________________________________

BUSINESS         Mellon Bank Corporation is a multibank holding company incorporated under the laws of Pennsylvania
OF THE           and registered under the federal Bank Holding Company Act. Its principal wholly owned subsidiaries
CORPORATION      are Mellon Bank, N.A., The Boston Company, Inc., Mellon Bank (DE) National Association, Mellon Bank (MD)
                 and the companies known as Mellon Financial Services Corporations. The Corporation's banking subsidiaries engage in retail banking, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing and various securities-related activities. The Mellon Financial
                 Services Corporations and their subsidiaries provide commercial financial services, engage in leasing and originate commercial loans, and provide cash management, stock transfer and trust and investment management services. The Corporation's principal executive office is located at One Mellon Bank Center, 500 Grant Street,
                 Pittsburgh, PA, 15258-0001 (Telephone: 412-234-5000).

EXCHANGE         Mellon Bank Corporation's common, Series H preferred, Series I preferred, Series J preferred and Series K
LISTING          preferred stocks are traded on the New York Stock Exchange.  The trading symbols are MEL (common stock), and MEL Pr H, MEL Pr I, MEL Pr J and MEL Pr K (preferred stocks).  The Transfer Agent and Registrar is
                 Mellon Bank,  N.A., P.O. Box 444, Pittsburgh, PA  15230-0444.

DIVIDEND         Subject to approval of the board of directors, dividends are paid on Mellon Bank Corporation's common and
PAYMENTS         preferred stocks on or about the 15th day of February, May, August and November.

DIVIDEND         Under the Dividend Reinvestment and Common Stock Purchase Plan, registered holders of Mellon Bank
REINVESTMENT     Corporation's common stock may purchase additional common shares at market value through reinvestment
AND COMMON       of common dividends and/or optional cash payments. Purchases of shares through optional cash payments
STOCK PUR-       are subject to limitations.  Plan details are in a Prospectus dated December 15, 1993, which may be
CHASE PLAN       obtained from the Secretary of the Corporation.

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

                                             Index to Exhibits





       Exhibit No.                             Description
       ___________                _________________________________________

              12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

              12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).