Form 10-Q
period 1994-08-30
MELLON BANK CORP
filed 1994-11-14
CIK 64782

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
________________________________________________________________________________

                                   FORM 10-Q

             /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       or

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  /X/          No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
                    Class                              September 30, 1994
                    -----                              ------------------
        Common Stock, $.50 par value              97,956,464 (Pre-stock split)
                                                 146,934,696 (Post-stock split)
________________________________________________________________________________

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX



                                                                        Page No.
                                                                        --------
Part I - Financial Information
- ------------------------------

Financial Highlights                                                           2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                            3

Financial Statements (Item 1):
   Consolidated Income Statement                                              38
   Consolidated Balance Sheet                                                 40
   Consolidated Statement of Cash Flows                                       41
   Consolidated Statement of Changes in Shareholders' Equity                  43

Notes to Financial Statements                                                 44

Selected Statistical Information:
   Consolidated Balance Sheet - Average Balances and Interest Yields/Rates    50
   Composition of Loan Portfolio                                              52
   Deposits                                                                   52


Part II - Other Information
- ---------------------------

Legal Proceedings (Item 1)                                                    53

Submission of Matters to a Vote of Security Holders (Item 4)                  54

Exhibits and Reports on Form 8-K (Item 6)                                     55

Signature                                                                     56

Corporate Information                                                         57

Index to Exhibits                                                             58

FINANCIAL HIGHLIGHTS


                                                                 Three months ended            Nine months ended
(dollar amounts in millions,                                          September 30,                September 30,
except per share amounts)                                        1994          1993(a)          1994        1993(a)
- ----------------------------------------------------------------------------------------------------------------
Net income                                                   $     78      $    139         $    392    $    322
Net income applicable to common stock                              63           123              347         275
Dividends paid on common stock                                     43            31              128          90
Per common share:
  Net income
    Pre-stock split                                          $    .64      $   1.25         $   3.53    $   2.84
    Post-stock split(b)                                      $    .42      $    .83         $   2.35    $   1.89
  Dividends paid(c)(d)
    Pre-stock split                                               .56           .38             1.68        1.14
    Post-stock split(b)                                           .37           .25             1.12         .76
Annualized return on common shareholders' equity                 6.76%        14.34%           12.77%      11.37%
Annualized return on assets                                       .81%         1.47%            1.39%       1.22%
Efficiency ratio                                                   64%           66%              65%         63%
Efficiency ratio excluding amortization of intangibles(e)          61%           63%              62%         60%
Average common shares and equivalents
 outstanding (in thousands)
   Pre-stock split                                             99,929        99,492           99,499      97,655
   Post-stock split(b)                                        149,893       149,238          149,248     146,483
- ----------------------------------------------------------------------------------------------------------------
RESULTS EXCLUDING CERTAIN ITEMS(f)
Net income                                                   $    167      $    139         $    481    $    381
Net income applicable to common stock                             152           123              436         334
Net income per common share:
  Pre-stock split                                            $   1.53      $   1.25         $   4.42    $   3.45
  Post-stock split(b)                                            1.02           .83             2.95        2.30
Annualized return on common shareholders' equity                16.10%        14.34%           15.99%      13.67%
Annualized return on assets                                      1.74%         1.47%            1.70%       1.44%
- ----------------------------------------------------------------------------------------------------------------

                                                                                     AS OF SEPTEMBER 30,
                                                                                1994                        1993(a)
- ----------------------------------------------------------------------------------------------------------------
Loans                                                                       $26,012                      $23,472
Total assets                                                                 39,251                       35,845
Deposits                                                                     27,132                       26,333
Common shareholders' equity                                                   3,695                        3,485
Book value per common share:
  Pre-stock split                                                           $ 37.72                      $ 35.67
  Post-stock split(b)                                                       $ 25.15                      $ 23.78
Common shareholders' equity to assets ratio                                    9.41%                        9.72%
Tier I capital ratio                                                          10.03%                       10.29%
Total (Tier I plus Tier II) capital ratio                                     13.50%                       14.00%
Leverage capital ratio                                                         9.16%                        8.94%

- ----------------------------------------------------------------------------------------------------------------

(a) Amounts have been restated to reflect the August 24, 1994 merger with The Dreyfus Corporation accounted for as a pooling-of- interests.

(b) Restated to reflect a three-for-two common stock split declared September 20, 1994, payable on November 15, 1994.

(c) Dividends per common share have not been restated to reflect the Dreyfus merger.

(d) In the third quarter of 1994, the Corporation announced a 21% increase in its common dividend. An additional dividend at the new rate of $.675 per share on a pre-stock split basis, or $.45 per share on a post-stock split basis, was declared and is payable on November 15, 1994. It is expected that no additional common dividend will be declared in the fourth quarter of 1994.

(e) Excludes amortization of goodwill, core deposit, and other identified intangibles recorded in connection with acquisitions.

(f) Results for the third quarter and first nine months of 1994 exclude $79 million after tax in merger expenses and $10 million after tax of losses on the disposition of investment securities previously owned by Dreyfus. Results for the first nine months of 1993 exclude $112 million after tax in merger expenses and $53 million after tax in gains on the sale of securities related to the Corporation's acquisition of The Boston Company.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS AND FACTORS CONTRIBUTING TO CHANGES BETWEEN PERIODS ARE NOTED IN DESCENDING ORDER OF MATERIALITY.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS IN THE THIRD QUARTER OF 1994

Acquisition of Mortgage Origination Business and Servicing Portfolio of U.S. Bancorp Mortgage Company

On August 11, 1994, the Corporation acquired the retail and wholesale residential mortgage loan origination network and the bulk of the residential mortgage servicing portfolio of U.S. Bancorp Mortgage Company. The Corporation acquired more than 50 wholesale and retail loan origination offices, which are principally located in the Pacific Northwest, the Rocky Mountain region and Hawaii, as well as a $3.6 billion residential mortgage loan servicing portfolio. This acquisition increased the Corporation's total servicing portfolio to $32 billion. The purchase price was approximately $75 million.
In addition, approximately $80 million of marketable loans were purchased at market value. This transaction was financed with cash on hand.

Merger with The Dreyfus Corporation

On August 24, 1994, the Corporation merged with The Dreyfus Corporation (Dreyfus), creating the largest combination of a banking firm and a mutual fund company in the history of the financial services industry. As a result of the merger, the Corporation becomes one of the nation's largest investment management firms, with assets under management totaling $201 billion at September 30, 1994, and is by far the largest bank manager of mutual funds. As a result of the merger, the Corporation expects annual revenues to be $3.1 billion, of which more than half will come from fee revenue.

The transaction was accounted for under the pooling-of-interests method, with prior-period financial results restated to reflect the merger. Dreyfus shareholders received 0.88017 shares of the Corporation's common stock for each of the 36.7 million Dreyfus shares outstanding, resulting in 32.2 million shares of the Corporation's common stock being issued. Following this merger, the Corporation's return on assets, excluding Dreyfus merger-related charges, improved 27 basis points to 1.74%. In addition, the Corporation's common shareholders' equity to assets ratio improved 166 basis points compared with the pre-merger prior quarter-end ratio. However, as a result of the issuance of the additional shares, net income per common share for the Corporation's prior four quarters, on a restated basis, was approximately 17% to 19% lower than previously reported amounts. Book value per common share for the Corporation's prior four quarters, on a restated basis, was approximately 13% lower than previously reported amounts.

In connection with the merger, the Corporation recorded one-time merger expenses in the third quarter of 1994 of $104 million pretax, or $79 million after-tax. The Corporation also incurred losses of $15 million, or $10 million after-tax, on the disposition of securities classified as available for sale that were held by Dreyfus. These securities did not meet the investment objectives, interest rate or credit risk characteristics required by the Corporation. The $10 million after-tax losses on the disposition of these securities did not impact shareholders' equity because Dreyfus had previously recorded a fair value adjustment to equity to reflect the net unrealized losses on these securities in accordance with FAS No. 115. The merger expenses primarily consisted of: required payouts due under pre-existing employee benefit programs and severance programs; the write-down of certain facilities and assets; and professional fees and proxy solicitation expense.

Acquisition of Glendale Bancorporation

On September 20, 1994, the Corporation acquired Glendale Bancorporation (Glendale), a bank holding company headquartered in Voorhees, New Jersey. This transaction will enable the Corporation to conduct branch banking in the New Jersey suburbs of Philadelphia. At September 30, 1994, Glendale had total assets of $263 million and deposits of $213 million. The total purchase price was $28 million and included paying cash of $10.50 per share of Glendale stock, converting preferred shares, cashing out stock options and extinguishing certain equity notes. The transaction was recorded under the purchase method of accounting.

Dividend increase and three-for-two common stock split

On September 20, 1994, the board of directors of the Corporation approved an increase in the quarterly cash dividend on the common stock, declared the fourth quarter dividend and authorized a three-for-two split of the Corporation's common stock. The Corporation increased its common dividend by 21% to $.675 per share on a pre-split basis. The increased dividend is payable on November 15, 1994, to shareholders of record on October 31, 1994. As a result of declaring the dividend on common stock in September, the common dividend traditionally declared and paid in the fourth quarter is reflected in the financial statements at September 30, 1994. It is expected that no additional common dividend will be declared in the fourth quarter of 1994. The three-for-two common stock split was structured as a special stock dividend of one additional share of common stock being paid on every two outstanding shares of common stock. The additional shares resulting from the split will be distributed on November 15, 1994, to shareholders of record on November 1, 1994. On a post-split basis, the Corporation's quarterly dividend will be $.45 per share.


OVERVIEW OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

The Corporation recorded net income of $78 million, or $.64 per common share, on a pre-stock split basis, in the third quarter of 1994. The Corporation's third quarter 1994 results include $79 million after tax in merger expenses related to the Corporation's August 1994 merger with Dreyfus and $10 million in after tax, one-time losses on the disposition of investment securities previously owned by Dreyfus. Excluding these merger-related charges, net income was $167 million, or $1.53 per common share, on a pre-stock split basis. Annualized return on common shareholders' equity and return on assets were 6.76% and .81%, respectively, in the third quarter of 1994. Excluding Dreyfus-related charges, annualized return on common shareholders' equity and return on assets were 16.10% and 1.74%.

The Corporation's net income and earnings per common share in the third quarter of 1993 were $139 million and $1.25 per common share, on a pre-stock split basis, respectively. Annualized return on common shareholders' equity and return on assets were 14.34% and 1.47%, respectively, in the third quarter of 1993. On a post-stock split basis, third quarter 1994 net income was $.42 per common share, compared with $.83 per common share in the third quarter of 1993.

Net interest revenue was $376 million in the third quarter of 1994, up 10% from $343 million in the third quarter of 1993, primarily reflecting a higher yielding asset mix. Fee revenue was $399 million down $20 million from the prior-year period. The decrease in fee revenue, offset partially by business growth, reflects the impact of divestitures and lower mutual fund management and administration revenues.

The provision for credit losses was $15 million in the third quarter of 1994, down $15 million from the prior-year period. Net credit losses of $16 million, including $4 million from Glendale, were down significantly from $28 million in the third quarter of 1993, reflecting continuing improvement in the credit quality of the loan portfolio. Nonperforming assets totaled $260 million at September 30, 1994, the lowest level since 1982. Nonperforming assets were $264 million at June 30, 1994, and $394 million at September 30, 1993. At September 30, 1994, the Corporation's ratio of nonperforming assets to total loans and net acquired property was .99%, the lowest level in more than 15 years, down from 1.06% and 1.67% at June 30, 1994 and September 30, 1993, respectively.

Operating expense for the third quarter of 1994 was $595 million, compared with $520 million in the prior-year period. The increase reflects $104 million of merger expenses associated with the Dreyfus transaction, partially offset by a $26 million decrease in acquired property expense reflecting gains on the sale of acquired assets.

For the first nine months of 1994, the Corporation recorded net income of $392 million, or $3.53 per common share, on a pre-stock split basis. The annualized return on common shareholders' equity and return on assets were 12.77% and 1.39%, respectively. Excluding the $89 million after tax of Dreyfus-related charges, net income was $481 million or $4.42 per common share on a pre-stock split basis, and annualized return on common shareholders' equity and return on assets were 15.99% and 1.70%, respectively. The Corporation's results for the first nine months of 1994, excluding Dreyfus related charges, compare with net income of $381 million, or $3.45 per common share on a pre-stock split basis, in the first nine months of 1993, and annualized return on common shareholders' equity and return on assets of 13.67% and 1.44%, excluding first quarter 1993 securities gains and merger expenses related to The Boston Company acquisition. Including gains on the sale of securities and merger expenses, the Corporation's net income for the first nine months of 1993 was $322 million, or $2.84 per common share, on a pre-stock split basis, with annualized return on common shareholders' equity and return on assets of 11.37% and 1.22%, respectively.

BUSINESS SECTORS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(dollar amounts in millions, fully
  taxable equivalent basis                         Consumer                                  Institutional
  averages in billions)           Investment Services     Banking Services     Investment Services   Banking Services
                                    1994      1993         1994      1993        1994       1993       1994     1993
- --------------------------------------------------------------------------------------------------------------------
Revenue                             $ 94      $ 92        $ 319     $ 300        $236       $249      $ 105    $  90
Credit quality expense                 -         -           15        14           -          -          -       16
Operating expense                     71        59          195       192         188        179         43       31
- --------------------------------------------------------------------------------------------------------------------
Income before taxes                   23        33          109        94          48         70         62       43
Income taxes                           9        14           42        37          21         31         22       15
- --------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $ 14      $ 19        $  67     $  57        $ 27       $ 39      $  40    $  28
- --------------------------------------------------------------------------------------------------------------------
Average assets                      $0.4      $0.4        $20.4     $22.5        $0.9       $0.8      $13.1    $11.3
Average common equity               $0.2      $0.2        $ 1.3     $ 1.4        $0.6       $0.6      $ 1.1    $ 1.0
Return on common
 shareholders' equity(a)              26%       36%          19%       16%         19%        28%        14%      11%
Return on assets(a)                   NM        NM         1.29%     1.01%         NM         NM       1.23%     .98%
Pretax operating margin               25%       35%          34%       31%         20%        28%        59%      48%
Pretax operating margin excluding
  amortization of intangibles         26%       37%          38%       36%         24%        31%        60%      48%
Efficiency ratio excluding
  amortization of intangibles         74%       63%          57%       59%         76%        69%        40%      34%
- --------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(dollar amounts in millions,                      Consumer                                   Institutional
  averages in billions)           Investment Services     Banking Services     Investment Services   Banking Services
                                    1994      1993         1994      1993        1994       1993       1994     1993
- --------------------------------------------------------------------------------------------------------------------
Revenue                             $285      $252        $ 951     $ 901        $736       $579      $ 321    $ 268
Credit quality expense (revenue)       -         -           48        48           -          -          1       46
Operating expense                    197       156          622       554         563        410        139       95
- --------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes            88        96          281       299         173        169        181      127
Income taxes                          37        40          109       116          77         71         65       45
- --------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $ 51      $ 56        $ 172     $ 183        $ 96       $ 98      $ 116    $  82
- --------------------------------------------------------------------------------------------------------------------
Average assets                      $0.4      $0.3        $20.8     $20.6        $0.9       $0.6      $13.1    $11.7
Average common equity               $0.2      $0.2        $ 1.4     $ 1.4        $0.5       $0.4      $ 1.1    $ 1.0
Return on common
 shareholders' equity(a)              33%       37%          17%       19%         23%        29%        14%      11%
Return on assets(a)                  NM        NM          1.10%     1.19%        NM         NM        1.18%     .94%
Pretax operating margin               31%       38%          30%       33%         24%        29%        56%      47%
Pretax operating margin excluding
  amortization of intangibles         32%       39%          34%       38%         26%        31%        58%      47%
Efficiency ratio excluding
  amortization of intangibles         68%       61%          61%       57%         74%        69%        42%      35%
- --------------------------------------------------------------------------------------------------------------------

(a)  Annualized.

                                               Customers
                                 --------------------------------------
FOR THE THREE MONTHS                 Total                   Total
 ENDED SEPTEMBER 30,                Consumer              Institutional
                                    Services                 Services
(dollar amounts in millions)     1994      1993           1994     1993
- -------------------------------------------------------------------------
Net income                        $ 81      $ 76           $ 67     $ 67
Return on common
  shareholders' equity(a)           20%       18%            16%      17%
FOR THE NINE MONTHS
  ENDED SEPTEMBER 30,
Net income                        $223      $239           $212     $180
Return on common
  shareholders' equity(a)           19%       21%            17%      16%
- -------------------------------------------------------------------------

(a) Annualized
NM - Not meaningful.

             Total                      Real Estate                    Other                       Total all
         core sectors                     Workout                Corporate Activity                 sectors
        1994      1993                 1994     1993               1994     1993                1994       1993
- ---------------------------------------------------------------------------------------------------------------
       $ 754     $ 731                $   3     $  2               $  9     $ 40               $ 766      $ 773
          15        30                  (12)      14                  -        -                   3         44
         497       461                    2        4                108       41                 607        506
- ---------------------------------------------------------------------------------------------------------------
         242       240                   13      (16)               (99)      (1)                156        223
          94        97                    5       (6)               (21)      (7)                 78         84
- ---------------------------------------------------------------------------------------------------------------
       $ 148     $ 143                $   8     $(10)              $(78)    $  6               $  78      $ 139
- ---------------------------------------------------------------------------------------------------------------
       $34.8     $35.0                $ 0.3     $0.6              $ 2.9     $1.9               $38.0      $37.5
       $ 3.2     $ 3.2                $   -     $0.1              $ 0.6     $0.1               $ 3.8      $ 3.4

          18%       18%                  NM       NM                 NM       NM                   7%        14%
        1.68%     1.62%                  NM       NM                 NM       NM                 .81%      1.47%
          32%       33%                  NM       NM                 NM       NM                  20%        29%
          35%       36%                  NM       NM                 NM       NM                  38%        32%
          63%       60%                  NM       NM                 NM       NM                  61%        63%
- ---------------------------------------------------------------------------------------------------------------


             Total                       Real Estate                   Other                       Total all
         core sectors                      Workout               Corporate Activity                 sectors
        1994      1993                 1994     1993               1994     1993                1994       1993
- ---------------------------------------------------------------------------------------------------------------
      $2,293    $2,000                 $  9     $  4               $ 63     $194              $2,365     $2,198
          49        94                  (21)      59                  4       (1)                 32        152
       1,521     1,215                    7       11                128      272               1,656      1,498
- ---------------------------------------------------------------------------------------------------------------
         723       691                   23      (66)               (69)     (77)                677        548
         288       272                    9      (24)               (12)     (22)                285        226
- ---------------------------------------------------------------------------------------------------------------
      $  435    $  419                 $ 14     $(42)              $(57)    $(55)             $  392     $  322
- ---------------------------------------------------------------------------------------------------------------
      $ 35.2    $ 33.2                 $0.4     $0.7               $2.3     $1.4              $ 37.9     $ 35.3
      $  3.2    $  3.0                    -     $0.1               $0.5     $0.2              $  3.7     $  3.3

          18%       19%                  NM       NM                 NM       NM                  13%        11%
        1.65%     1.69%                  NM       NM                 NM       NM                1.39%      1.22%
          32%       35%                  NM       NM                 NM       NM                  29%        25%
          35%       37%                  NM       NM                 NM       NM                  37%        33%

          63%       58%                  NM       NM                 NM       NM                  62%        60%
- ---------------------------------------------------------------------------------------------------------------


                                                Services
                                  -------------------------------------
FOR THE THREE MONTHS                 Total                  Total
 ENDED SEPTEMBER 30,               Investment               Banking
                                    Services                Services
(dollar amounts in millions)      1994     1993           1994     1993
- -----------------------------------------------------------------------
Net income                         $ 41     $ 58          $107     $ 85
Return on common
  shareholders' equity(a)            21%      30%           17%      14%

FOR THE NINE MONTHS
  ENDED SEPTEMBER 30,
Net income                         $147     $154          $288     $265
Return on common
  shareholders' equity(a)            26%      32%           16%      15%
- ------------------------------------------------------------------------
(a) Annualized

Upon completion of the merger with Dreyfus, the Corporation's core business lines were realigned in recognition of the distinct customers which are serviced--consumers and institutions--and the services which are offered--investment and banking. Accordingly, the business sector results for the third quarter and nine months ended September 30, 1994 and 1993 have been restated to reflect the change in methodology used by the Corporation to determine business sector results for internal management reporting purposes.

Consumer Investment Services

Consumer Investment Services includes private asset management servies and retail mutual funds. Income before taxes for the Consumer Investment sector was $23 million, a decrease of $10 million, compared with the prior-year period. The decline in profitability reflects lower mutual fund fee revenue and higher operating expense. Income before taxes for the first nine months of 1994 totaled $88 million, a decrease of $8 million compared with the first nine months of 1993, primarily reflecting the same factors responsible for the third quarter decrease, offset partially by the nine month impact of private asset management of The Boston Company in 1994, compared with a partial impact in 1993. The annualized return on common equity for this sector was 26% and 33% in the third quarter and first nine months of 1994, respectively, compared with 36% and 37% in the third quarter and first nine months of 1993, respectively.

Consumer Banking Services

Consumer Banking Services includes consumer lending, branch banking, credit card, mortgage loan origination and servicing, and jumbo mortgage lending. Income before taxes for the Consumer Banking sector totaled $109 million in the third quarter of 1994, an increase of $15 million, compared with the third quarter of 1993. Revenue increased by $19 million compared with the prior-year period, primarily due to revenue generated by the Corporation's CornerStone(sm) credit card product, as well as revenue from increased levels of retail loans. Income before taxes for the first nine months of 1994 was $281 million, a decrease of $18 million, or 6% compared with the prior-year period, primarily reflecting increased marketing expense in support of the Corporation's CornerStone(sm) credit card product. The annualized return on common equity for this sector was 19% and 17% in the third quarter and first nine months of 1994, respectively, compared with 16% and 19% in the third quarter and first nine months of 1993, respectively.

Institutional Investment Services

        Institutional Investment Services includes institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management, and stock transfer. Income before taxes for this sector was $48 million in the third quarter of 1994, a decrease of $22 million, compared with the third quarter of 1993. Revenue decreased $13 million, or 5%, primarily as a result of the second quarter 1994 sale of the Boston-based third-party mutual fund administration business, lower Dreyfus institutional mutual fund management revenue and lower securities lending revenue. Partially offsetting these decreases was higher revenue from other institutional trust and investment management products and foreign exchange fees. The increase in operating expenses of $9 million primarily reflects expense growth in support of institutional trust and investment management revenues, offset partially by the sale of the third-party mutual fund business. Income before taxes for the first nine months of 1994 totaled $173 million, compared with $169 million for the first nine months of 1993. The nine month impact of The Boston Company acquisition more than offset the factors responsible for the third quarter decrease in income before taxes. The annualized return on common equity for this sector was 19% and 23% in the third quarter and first nine months of 1994, respectively, compared with 28% and 29% in the third quarter and first nine months of 1993, respectively.

Institutional Banking Services

Institutional Banking Services includes large corporate and middle market lending, asset based lending, certain capital markets and leasing activities, commercial real estate lending, and insurance premium financing. Income before taxes for the Institutional Banking sector was $62 million, an increase of $19 million, or 44%, compared with the third quarter of 1993. The $15 million improvement in revenue principally resulted from the AFCO acquisition, which contributed $1.3 billion to average loans. No credit quality expense was recorded in the third quarter of 1994, compared to $16 million in the third quarter of 1993. The decrease resulted from continued improvement in the credit quality of the loan portfolio. Operating expenses increased by $12 million primarily as a result of the AFCO acquisition. Income before taxes for the first nine months of 1994 increased $54 million, compared with the prior-year period, reflecting the same factors responsible for the third quarter increase. The annualized return on common equity for this sector was 14% in both the third quarter and first nine months of 1994, compared with 11% in both the third quarter and first nine months of 1993.

Real Estate Workout

Real Estate Workout includes commercial real estate lending and mortgage banking recovery operations. Income before taxes for Real Estate workout was $13 million, compared with a pretax loss of $16 million in the third quarter of 1993. The $29 million improvement in profitability was due primarily to the $26 million decrease in credit quality expense reflecting the lower level of real estate acquired (OREO). Credit quality expense in the third quarter of 1994 included $12 million in net gains on the sale of acquired property and no provision to the reserve for OREO, compared with a $14 million provision to the reserve for OREO in the third quarter of 1993. Income before taxes for the first nine months of 1994 improved to $23 million, compared to a pretax loss of $66 million in the first nine months of 1993 due primarily to the same factors responsible for the third quarter increase.

Other

        The Other sector's pretax loss of $99 million in the third quarter of 1994 principally reflects the merger expenses and loss on disposition of securities recorded in conjunction with the Dreyfus merger, net of $20 million of earnings on unallocated excess capital. The results for the third quarter of 1993 primarily reflect operations from certain divestitures. The Other sector's pretax loss for the first nine months of 1994 primarily reflects the same factors responsible for the third quarter of 1994. The results for the first nine months of 1993 include the results of operations from certain divestitures, as well as gains on the sale of securities of $87 million and $175 million of merger expenses related to the Corporation's acquisition of The Boston Company.


Note: The discussion above presents the operating results of the major business sectors within the Corporation, analyzed on an internal management reporting basis. Capital is allocated using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

NET INTEREST REVENUE

                                       Three months ended September 30,                   Nine months ended September 30,
                                         1994                    1993                         1994                  1993
(taxable equivalent basis,       AVERAGE     AVERAGE      Average    Average          AVERAGE    AVERAGE      Average   Average
dollar amounts in millions)      BALANCE        RATE      balance       rate          BALANCE       RATE      balance      rate
- -------------------------------------------------------------------------------------------------------------------------------
Money market investments         $ 1,466        4.41%     $ 4,158       3.35%         $ 1,806      3.83%      $ 4,058      3.35%
Trading account securities           351        6.60          266       5.67              413      6.05           290      5.89
Securities                         5,421        5.90        4,703       5.28            5,178      5.57         4,784      5.54
Loans                             25,084        7.80       23,232       7.13           24,658      7.47        21,269      7.45
                                 -------                   ------                     -------                 -------
  Total interest-earning assets  $32,322        7.32%     $32,359       6.36%         $32,055      6.94%      $30,401      6.58%
- -------------------------------------------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities    $25,601        3.35%     $25,213       2.71%         $25,128      2.91%      $23,724      2.81%
 Noninterest-bearing liabilities   6,721                    7,146                       6,927                   6,677
                                 -------                  -------                     -------                 -------
 Total                           $32,322        2.66%     $32,359       2.11%         $32,055      2.28%      $30,401      2.19%
- -------------------------------------------------------------------------------------------------------------------------------
Net interest revenue             $   380        4.66%     $   347       4.25%         $ 1,118      4.66%      $   999      4.39%
- -------------------------------------------------------------------------------------------------------------------------------

Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%. Loan fees and the income effect related to nonaccrual loans have been included in the calculation of average rates.



Net interest revenue, on a fully taxable equivalent basis, for the third quarter of 1994 totaled $380 million, up $33 million, or 10%, compared with the third quarter of 1993. The net interest margin was 4.66% in the third quarter of 1994, up 41 basis points from 4.25% in the third quarter of 1993.

The improvement in net interest revenue and the net interest margin in the third quarter of 1994, compared with the third quarter of 1993, primarily resulted from a higher yielding asset mix as lower-yielding money market assets were replaced with higher-yielding loans and securities. Average loans increased $1.9 billion and average securities increased $700 million replacing $2.7 billion of money market assets. The increase in average loans included $1.3 billion related to the December 1993 acquisition of AFCO, a $600 million increase in retail lending and a $475 million increase in credit card loans. The increase in average credit card loans in the third quarter of 1994, compared with the prior-year period, was primarily driven by the CornerStone
(sm) credit card product introduced during the first quarter of 1994. At September 30, 1994, this product had generated 627,000 new accounts with total outstandings of $500 million. A further reduction in nonperforming assets, a lower level of long-term debt and a higher level of loan fees also contributed to the improved net interest revenue and net interest margin compared with the prior-year period.

Net interest revenue, on a fully taxable equivalent basis, in the first nine months of 1994 totaled $1,118 million, up $119 million, or 12%, compared with the first nine months of 1993. The improvement principally resulted from the same factors responsible for the third quarter increase, as well as a higher level of average interest-earning assets resulting from the second quarter 1993 acquisition of The Boston Company. The net interest margin on a fully taxable equivalent basis was 4.66% in the first nine months of 1994, up 27 basis points from the first nine months of 1993.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES


                                                    Three months ended                           Nine months ended
                                                         September 30,                               September 30,
(in millions)                                         1994        1993    (Decrease)             1994         1993   (Decrease)
- -------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                            $15         $30      $(15)                $ 55        $100     $ (45)
Net expense (revenue) of acquired property             (12)         14       (26)                 (23)         52       (75)
- -------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                           $  3         $44      $(41)                $ 32        $152     $(120)
- -------------------------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses plus the net expense (revenue) of acquired property, was $41 million lower in the third quarter of 1994, compared with the prior-year period, reflecting the improved credit quality of the loan portfolio and a lower level of real estate acquired
(OREO). The $12 million in net revenue from acquired property in the third quarter of 1994 resulted from $12 million in net gains on the sale of acquired property, as well as no provision to the reserve for OREO. Net expense of acquired property in the third quarter of 1993 resulted from a $14 million provision to the reserve for OREO.

Credit quality expense was $120 million lower in the first nine months of 1994, compared with the first nine months of 1993. Improved credit quality led to a $45 million decrease in the provision for credit losses. The net expense (revenue) of acquired property decreased $75 million as the first nine months of 1994 included $24 million in net gains on the sale of acquired property and no provision to the reserve for OREO, compared with the first nine months of 1993 that included a $44 million OREO reserve provision.


- -----------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY(a)
                                                    Three months ended                          Nine months ended
                                                         September 30,          Inc/                September 30,         Inc/
(dollar amounts in millions)                            1994      1993         (Dec)             1994        1993        (Dec)
- -----------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period                  $609      $586         $ 23              $600        $506        $ 94
Reserve acquired                                           3         -            3                 3          99         (96)
Additions (deductions):
 Credit losses                                           (36)      (49)         (13)             (104)       (177)        (73)
 Recoveries                                               20        21           (1)               57          60          (3)
- -----------------------------------------------------------------------------------------------------------------------------
     Net credit losses                                   (16)      (28)         (12)              (47)       (117)        (70)
- -----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                              15        30          (15)               55         100         (45)
- -----------------------------------------------------------------------------------------------------------------------------
Reserve balance at end of period                        $611      $588         $ 23              $611        $588        $ 23
- -----------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans                  2.35%     2.50%         (15) bp          2.35%       2.50%        (15) bp
- -----------------------------------------------------------------------------------------------------------------------------

(a) Excludes the reserve for segregated assets and net credit losses on segregated assets.


The Corporation maintains a credit loss reserve which, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the loan loss reserve using a documented loan loss assessment process which estimates loss potential in the portfolio as a whole, not merely nonperforming loans. The ratio of the loan loss reserve to nonperforming loans at September 30, 1994 was 391%, compared to 251% at September 30, 1993. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies.
The ratio can vary significantly over time because the reserve level is based on the credit quality characteristics of the entire loan portfolio. This ratio can also vary with shifts in portfolio mix as the consumer portfolio (excluding certain residential mortgages) typically shows significantly lower nonperforming characteristics than the commercial portfolio. Both of these factors have increased the ratio of the loan loss reserve to nonperforming loans over the last several years. The decrease in the level of nonperforming loans was the principal reason for the increase in this ratio at September 30, 1994, compared with September 30, 1993.

A summary of the Corporation's net credit losses is presented in the table below. The decrease in net credit losses for the third quarter of 1994, compared with the prior-year period, primarily resulted from lower commercial real estate and consumer net credit losses. The decrease for the first nine months of 1994, compared with the prior-year period, primarily resulted from lower commercial real estate net credit losses.


- -------------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES (RECOVERIES)

                                             Three months ended                       Nine months ended
                                                  September 30,         Inc/               September 30,        Inc/
(dollar amounts in millions)                    1994       1993        (Dec)           1994        1993        (Dec)
- -------------------------------------------------------------------------------------------------------------------
CREDIT LOSSES
  Domestic:
   Commercial and financial                      $11        $13        $ (2)            $30        $ 40        $(10)
   Commercial real estate                          3         11          (8)              8          73         (65)
   Consumer credit:
    Credit card                                   15         12           3              42          35           7
    Consumer mortgage                              3          4          (1)              8           8           -
    Other consumer credit                          4          7          (3)             12          17          (5)
- -------------------------------------------------------------------------------------------------------------------
     Total domestic                               36         47         (11)            100         173         (73)
- -------------------------------------------------------------------------------------------------------------------
  International                                    -          2          (2)              4           4           -
- -------------------------------------------------------------------------------------------------------------------
     Total credit losses                          36         49         (13)            104         177         (73)
- -------------------------------------------------------------------------------------------------------------------
RECOVERIES
  Domestic:
   Commercial and financial                      (10)       (10)          -             (24)        (32)         (8)
   Commercial real estate                         (2)        (5)         (3)            (10)        (10)          -
   Consumer credit:
    Credit card                                   (2)        (3)         (1)             (7)         (6)          1
    Consumer mortgage                             (1)         -           1              (3)         (1)          2
    Other consumer credit                         (5)        (2)          3             (12)         (7)          5
- -------------------------------------------------------------------------------------------------------------------
     Total domestic                              (20)       (20)          -             (56)        (56)          -
- -------------------------------------------------------------------------------------------------------------------
  International                                    -         (1)         (1)             (1)         (4)         (3)
- -------------------------------------------------------------------------------------------------------------------
     Total recoveries                            (20)       (21)         (1)            (57)        (60)         (3)
- -------------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES (RECOVERIES)
  Domestic:
   Commercial and financial                        1          3          (2)              6           8          (2)
   Commercial real estate                          1          6          (5)             (2)         63         (65)
   Consumer credit:
    Credit card                                   13          9           4              35          29           6
    Consumer mortgage                              2          4          (2)              5           7          (2)
    Other consumer credit                         (1)         5          (6)              -          10         (10)
- -------------------------------------------------------------------------------------------------------------------
     Total domestic                               16         27         (11)             44         117         (73)
- -------------------------------------------------------------------------------------------------------------------
  International                                    -          1          (1)              3           -           3
- -------------------------------------------------------------------------------------------------------------------
     Total net credit losses                     $16        $28        $(12)            $47        $117        $(70)
- -------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                .25%       .48%        (23)  bp        .25%        .74%         (49) bp
- --------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE

                                                   Three months ended                     Nine months ended
                                                        September 30,     Inc/                 September 30,      Inc/
(in millions)                                       1994         1993     (Dec)            1994         1993     (Dec)
- ---------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Mutual fund:
     Management                                     $ 72         $ 78     $ (6)            $222         $231     $ (9)
     Administration/Custody                           36           47      (11)             124           74       50
  Institutional trust                                 56           57       (1)             173          124       49
  Institutional asset management                      34           36       (2)             108           81       27
  Private asset management                            34           34        -              102           82       20
- ---------------------------------------------------------------------------------------------------------------------
     Total trust and investment management           232          252      (20)             729          592      137
Cash management and deposit
 transaction charges                                  49           48        1              148          143        5
Information services                                  20           40      (20)              58          117      (59)
Mortgage servicing                                    21           15        6               54           48        6
Credit card                                           19           15        4               51           43        8
Foreign currency and securities trading               21           16        5               54           30       24
Other                                                 37           33        4              153          136       17
- ---------------------------------------------------------------------------------------------------------------------
     Total fee revenue                               399          419      (20)           1,247        1,109      138
Gains (losses) on sale of securities                 (15)           7      (22)              (5)          90      (95)
- ---------------------------------------------------------------------------------------------------------------------
            Total noninterest revenue               $384         $426     $(42)          $1,242       $1,199     $ 43
- ---------------------------------------------------------------------------------------------------------------------

Revenues from the Corporation's fee-generating businesses represented 52% of the Corporation's total revenue for the quarter. These revenues decreased in the third quarter of 1994 by $20 million, or 5%, from the third quarter of 1993 reflecting the impact of divestitures and lower mutual fund management and administration revenues.

The merger with Dreyfus substantially increased the Corporation's trust and investment management fee revenue to 58% of total fee revenue and 31% of total revenue. The $20 million decrease in trust and investment management fees in the third quarter of 1994, compared with the prior-year period, resulted from several factors. Mutual fund administration/custody fees decreased $11 million and included a $7 million decrease in revenue related to the second quarter 1994 sale of the Boston-based third-party mutual fund administration business. In addition, revenue from the management of Dreyfus mutual fund assets decreased $6 million while securities lending revenue decreased $5 million.
The decrease in Dreyfus mutual fund management revenue is discussed on page 15. The decrease in securities lending revenue, which is included in institutional trust revenue, primarily resulted from narrowing margins in a period of rapidly rising short-term interest rates. These margins could continue to narrow depending on the frequency and the magnitude of increases in short-term interest rates. Partially offsetting these decreases was higher revenue from growth in other trust and investment products. Total fee revenue for Dreyfus was $76 million and $245 million in the third quarter and first nine months of 1994, compared with $85 million and $262 million in the third quarter and first nine months of 1993.

As shown in the table below, the market value of assets under management and administration/custody for the Corporation, was $860 billion at September 30, 1994, up $42 billion, compared with $818 billion at June 30, 1994. The $41 billion increase in the market value of assets under administration/custody primarily reflected higher levels of institutional business resulting from new clients, increased funding by existing clients and a general market increase. The S&P 500 index increased 4.15% from June 30, 1994.


- ----------------------------------------------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY

                                         SEPT. 30,         June 30,         March 31,        Dec. 31,        Sept. 30,
(in billions)                                 1994             1994              1994            1993             1993
- ----------------------------------------------------------------------------------------------------------------------
Institutional trust:
   Management                                $   2            $   2             $   2           $   1            $   2
   Administration/Custody                      538              498               491             479              479
Mutual fund:
   Management                                   76               77                79              82               84
   Administration/Custody                      108              107               130             128              126
Institutional asset management:
   Management                                  101              100               101             104              104
Private asset management:
   Management                                   22               21                21              24               22
   Administration/Custody                       13               13                13              13               13
- ----------------------------------------------------------------------------------------------------------------------
Total:
   Management                                 $201             $200              $203            $211             $212
   Administration/Custody                     $659             $618              $634            $620             $618
- ----------------------------------------------------------------------------------------------------------------------



- ----------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND ASSETS BY FUND CATEGORY

                                         SEPT. 30,         June 30,         March 31,        Dec. 31,        Sept. 30,
(in billions)                                 1994             1994              1994            1993             1993
- ----------------------------------------------------------------------------------------------------------------------
Proprietary Funds:
   Taxable money market funds:
     Institutions                             $ 18             $ 19              $ 21            $ 23             $ 24
     Individuals                                10               10                10              10               11
   Tax-exempt money market funds                 8                9                 9               8                9
   Tax-exempt bond funds                        19               19                19              21               21
   Fixed income funds                            4                5                 5               5                5
   Equity funds                                 10                9                 9               9                9
- ----------------------------------------------------------------------------------------------------------------------
      Total proprietary funds                   69               71                73              76               79
Other managed funds                              7                6                 6               6                5
- ----------------------------------------------------------------------------------------------------------------------
      Total managed mutual fund assets        $ 76             $ 77              $ 79            $ 82             $ 84
- ----------------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND REVENUE
                                                    Three months ended                      Nine months ended
                                                         September 30,      Inc/                September 30,      Inc/
(in millions)                                         1994        1993     (Dec)             1994        1993     (Dec)
- ----------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees                               $87         $93      $(6)             $264        $275     $(11)
Less:  Amount of fees waived                            12          12        -                34          36       (2)
Less:  Fund expense reimbursements                       3           3        -                 8           8        -
- ----------------------------------------------------------------------------------------------------------------------
   Total managed mutual fund fees,
     as reported                                       $72         $78      $(6)             $222        $231     $ (9)
- ----------------------------------------------------------------------------------------------------------------------

Managed mutual fund fees by fund
  category, as reported:
   Proprietary funds:
       Taxable money market funds:
         Institutions                                  $10         $14      $(4)             $ 33        $ 45     $(12)
         Individuals                                     9          12       (3)               30          39       (9)
       Tax-exempt money market funds                     5           5        -                15          14        1
       Tax-exempt bond funds                            26          26        -                78          74        4
       Fixed income funds                                5           6       (1)               16          15        1
       Equity funds                                     14          12        2                41          35        6
- ----------------------------------------------------------------------------------------------------------------------
          Total proprietary funds                       69          75       (6)              213         222       (9)
   Other managed funds                                   3           3        -                 9           9        -
- ----------------------------------------------------------------------------------------------------------------------
          Total managed mutual fund
           fees, as reported                           $72         $78      $(6)             $222        $231     $ (9)
- ----------------------------------------------------------------------------------------------------------------------

Mutual fund management fees are based on the average net assets of each fund. Average funds managed at Dreyfus in the third quarter of 1994 were $66 billion, compared with $76 billion in the third quarter of 1993. This decrease resulted from a $7 billion reduction in average institutional money market assets managed as well as an overall drop in the market values of assets managed paralleling the decline in the bond markets over the past 12 months. At September 30, 1994, compared to September 30, 1993, the Lehman Brothers Long Term Government Bond Index decreased 11%. Management fee rates charged to money market funds are generally lower than rates charged to other sponsored funds.

As a way of promoting the growth of mutual fund assets, as well as increasing the rate of return to mutual fund investors, the Corporation will periodically waive certain management fees and/or reimburse certain mutual fund expenses. The Corporation may continue to follow this practice in the future; however, it is not possible to predict what impact it will have on the future level of mutual fund assets under management.

Information services fees decreased $20 million compared with the prior-year period, primarily as a result of the Corporation's December 1993 sale of two information services businesses that generated quarterly revenues of approximately $21 million. Information services fees are expected to be further reduced in the fourth quarter of 1994 following the Corporation's pending contribution of its Network Services Division in exchange for a first tier equity ownership in Electronic Payment Services, Inc. (EPS). For the first nine months of 1994, the Network Services Division recorded information services fee revenue of $28 million. In the third quarter of 1994, the Corporation announced the signing of a letter of intent with Chemical Bank to form a joint venture that will provide stock transfer and related shareholder services to publicly held companies. The letter of intent provides for the Corporation to contribute its Mellon Securities Transfer Services (MSTS) subsidiary to the joint venture. The joint venture is expected to become operational in the first half of 1995. For the first nine months of 1994 MSTS recorded information services fee revenue of $23 million. Net results from the EPS transaction and the joint venture with Chemical Bank will be reported on the equity method of accounting, in other fee revenue. It is expected that these transactions will not have a significant impact on the Corporation's financial results.

The $6 million increase in mortgage servicing fees, compared with the prior-year period, resulted from acquisitions of mortgage servicing rights coupled with a lower rate of prepayments. The August 11, 1994 U.S. Bancorp Mortgage Company transaction generated $1 million in fees in the third quarter of 1994. The Corporation expects the U.S. Bancorp transaction to increase mortgage servicing revenue approximately $3 million on a quarterly basis. At September 30, 1994, the Corporation's total servicing portfolio was $32 billion.

The $4 million increase in credit card revenue in the third quarter of 1994, compared with the third quarter of 1993, primarily resulted from fee revenue generated by the Corporation's CornerStone(sm) credit card product. As a result of the Corporation's pending contribution of its Network Services Division to EPS, credit card fee revenue is expected to be lower in the fourth quarter of 1994. For the first nine months of 1994, the Network Services Division recorded credit card fee revenue of $10 million. The increase in foreign currency and securities trading fee revenue in the third quarter of 1994 primarily was attributable to foreign exchange fees earned, primarily as a result of increased global custody and corporate customer activity.

The $15 million in pretax, or $10 million after-tax, of losses on securities available for sale in the third quarter of 1994 related to the disposition of securities held by Dreyfus that did not meet the investment objectives, interest rate or credit risk characteristics required by the Corporation. The $10 million after-tax losses on the disposition of these securities did not impact shareholders' equity because Dreyfus had previously recorded a fair value adjustment to reflect the net unrealized losses on these securities in accordance with FAS No. 115.

Fee revenue in the first nine months of 1994 was up $138 million, or 12%, from the first nine months of 1993, primarily as a result of a nine month impact of The Boston Company in 1994, compared with a partial impact in 1993. Other fee revenue includes revenue from the Corporation's seasonal tax refund anticipation loan program. Year-to-date fee revenue of $32 million generated by this seasonal product decreased $5 million compared with the prior nine-month period. On October 26, 1994, the U.S. Treasury Department announced that the Internal Revenue Service will no longer provide timely notice of those instances where IRS liens exist against taxpayers, making them ineligible for a refund anticipation loan. The absence of timely notice of IRS liens may significantly reduce the volume of loans made under this program. The Corporation is exploring various alternatives in order to continue making this program available to its customers in 1995. It is anticipated that any such reduction in the volume of this program would reduce fee revenue; however, such reductions in future periods should not be material to the financial results of the Corporation.

The Corporation recorded $90 million in gains on the sale of securities during the first nine months of 1993. Included in the $90 million in gains were $87 million in gains which resulted from sales that were undertaken as part of the financing plan and balance sheet restructuring related to the acquisition of The Boston Company.

OPERATING EXPENSE

                                                        Three months ended                  Nine months ended
                                                             September 30,    Inc/              September 30,      Inc/
(dollar amounts in millions)                              1994        1993    (Dec)          1994        1993     (Dec)
- ----------------------------------------------------------------------------------------------------------------------
Staff expense                                             $237        $237    $  -         $  719      $  620    $  99
Net occupancy expense                                       50          50       -            152         134       18
Professional, legal and other purchased services            51          48       3            148         115       33
Business development                                        35          34       1            128          94       34
Equipment expense                                           30          31      (1)            97          86       11
Amortization of goodwill, core deposit
 and other identified intangibles
 recorded in connection with acquisitions                   23          23       -             73          56       17
Communications expense                                      21          20       1             62          56        6
FDIC assessment and regulatory examination fees             15          16      (1)            47          45        2
Amortization of purchased mortgage servicing
 rights and purchased credit card relationships              9          12      (3)            31          34       (3)
Other expense                                               32          35      (3)            95          83       12
- ----------------------------------------------------------------------------------------------------------------------
     Operating expense before the net expense
       (revenue) of acquired property and
       merger expenses                                     503         506      (3)         1,552       1,323      229
- ----------------------------------------------------------------------------------------------------------------------
Net expense (revenue) of acquired property                 (12)         14     (26)           (23)         52      (75)
- ----------------------------------------------------------------------------------------------------------------------
Merger expenses                                            104           -     104            104         175      (71)
- ----------------------------------------------------------------------------------------------------------------------
     Total operating expense                              $595        $520    $ 75         $1,633      $1,550   $   83
- ----------------------------------------------------------------------------------------------------------------------
Average full-time equivalent staff                      24,400      24,000     400         24,100      21,700    2,400
- ----------------------------------------------------------------------------------------------------------------------
Efficiency ratio(a)                                         64%         66%     (2)            65%         63%       2
Efficiency ratio excluding amortization
  of goodwill, core deposit and other
  identified intangibles recorded in
  connection with acquisitions                             61           63      (2)            62          60        2
- ----------------------------------------------------------------------------------------------------------------------

(a) Operating expense before the net expense (revenue) of acquired property and merger expenses as a percentage of revenue, computed on a fully taxable equivalent basis, excluding securities gains (losses).


Operating expense before the net expense (revenue) of acquired property and merger expenses decreased by $3 million in the third quarter of 1994, compared with the third quarter of 1993. This decrease was the result of the sale of the information services businesses in December 1993 and the third-party mutual fund administration business in the second quarter of 1994. The decrease in expenses resulting from the sale of these businesses more than offset modest expense growth, as well as an increase in expenses related to the December 1993 AFCO acquisition and other smaller acquisitions that have occurred in 1994. On a stand-alone basis, Dreyfus' operating expense before merger expenses increased to $62 million in the third quarter of 1994, compared with $57 million in the prior-year period, primarily due to higher professional and legal, equipment and marketing expenses.

Operating expense before the net expense (revenue) of acquired property and merger expenses totaled $1,552 million in the first nine months of 1994, compared with $1,323 million in the first nine months of 1993. The increase primarily was the result of a nine month impact of The Boston Company in 1994, compared with a partial year impact in 1993, as well as an increase in marketing expense of $27 million, recorded in the first nine months of 1994, primarily related to the introduction of the Corporation's CornerStone(sm) credit card product. Dreyfus incurred operating expenses before merger expenses of $174 million and $163 million in the first nine months of 1994 and 1993, respectively.

Financial Accounting Standard No. 112 (FAS No. 112), "Employers' Accounting for Postemployment Benefits," became effective on January 1, 1994. FAS No. 112 requires the Corporation to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement if: the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. Approximately $1 million of the increase in staff expense in the first nine months of 1994 was attributable to the adoption of this Standard, resulting in a reduction of approximately $.01 in net income per common share, on a post-stock split basis.

Merger expenses of $104 million pretax, or $79 million after-tax, were recorded in the third quarter of 1994 to reflect expenses associated with the Dreyfus merger.


- -----------------------------------------------------------------------------------------------------------------------
MERGER EXPENSES ANALYSIS (THE DREYFUS CORPORATION)
                                                                                                  Expected
                                                        Expenditures                            expenditures
                                                           and asset      ---------------------------------------------
                                        Total         adjustments at      Fourth quarter
(in millions)                        expenses         Sept. 30, 1994                1994             1995          1996
- -----------------------------------------------------------------------------------------------------------------------
Merger expenses:
  Benefit and
   severance programs                    $ 42                    $17                  $2              $13           $10
  Professional, consulting
   and other                               27                     22                   3                1             1
  Facilities and assets                    25                     25                   -                -             -
  Proxy solicitation                       10                      9                   1                -             -
- -----------------------------------------------------------------------------------------------------------------------
     Total merger expenses               $104                    $73                  $6              $14           $11
- -----------------------------------------------------------------------------------------------------------------------

At September 30, 1994, the Corporation had used 70% of the reserve established to implement merger activities. Of the remaining reserve, the Corporation expects to spend approximately $6 million in the fourth quarter of 1994, $14 million in 1995 and $11 million in 1996.

Merger expenses of $175 million, or $112 million after-tax, were recorded in the first quarter of 1993 for expenses associated with the acquisition of The Boston Company.


- -----------------------------------------------------------------------------------------------------------------------
MERGER EXPENSES ANALYSIS (THE BOSTON COMPANY)
                                                                                                Expected
                                                                Expenditures                  expenditures
                                              Estimated            and asset        -----------------------------------
                                                  total       adjustments at        Fourth quarter            Full year
(in millions)                                  expenses       Sept. 30, 1994                  1994                 1995
- -----------------------------------------------------------------------------------------------------------------------
Merger expenses:
  Systems integration                              $ 67                 $ 25                   $30                  $12
  Adjustment to The Boston Company
   credit loss reserve                               51                   51                     -                    -
  Professional and consulting                        16                   14                     2                    -
  Severance, incentive retention plan,
   relocation and travel                             12                    7                     2                    3
  Facilities expense                                  8                    4                     1                    3
  Other                                              21                   17                     4                    -
- -----------------------------------------------------------------------------------------------------------------------
     Total merger expenses                         $175                 $118                   $39                  $18
- -----------------------------------------------------------------------------------------------------------------------

At September 30, 1994, the Corporation had used 67% of the reserve established to implement merger activities. Of the remaining reserve, the Corporation expects to spend approximately $39 million in the fourth quarter of 1994 and $18 million in 1995, primarily to complete the initial systems integration plan.

TAXES


The provision for income taxes totaled $269 million in the first nine months of 1994, compared with $213 million in the first nine months of 1993. Excluding the impact of the Dreyfus merger-related expenses and losses on the disposition of securities in the third quarter of 1994, the Corporation's effective tax rate for the first nine months was 38.25%. Excluding the impact of The Boston Company merger-related expenses and securities gains and a one-time tax benefit of $5 million resulting from a 1993 change in tax legislation, the Corporation's effective tax rate for the first nine months of 1993 was 39%.
The Corporation's effective tax rate for the third quarter of 1994 was 38%, and it is currently anticipated that the effective income tax rate will remain at approximately 38% for the foreseeable future.

BALANCE SHEET REVIEW

ASSET/LIABILITY MANAGEMENT

                                                                                                   Three months ended
                                                                                                      September 30,
(average balances in millions)                                                                    1994            1993
- ----------------------------------------------------------------------------------------------------------------------
Assets
- ----------------------------------------------------------------------------------------------------------------------
Money market investments                                                                       $ 1,466         $ 4,158
Trading account securities                                                                         351             266
Securities                                                                                       5,421           4,703
Loans                                                                                           25,084          23,232
- ----------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                            32,322          32,359
Noninterest-earning assets                                                                       6,311           5,705
Reserve for credit losses                                                                         (617)           (598)
- ----------------------------------------------------------------------------------------------------------------------
       Total assets                                                                            $38,016         $37,466
- ----------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------
Funds supporting total assets
- ----------------------------------------------------------------------------------------------------------------------
Core funds:
  Demand deposits                                                                              $ 7,436         $ 7,425
  Money market and other savings accounts                                                        9,935          10,310
  Retail savings certificates                                                                    6,495           7,405
  Notes and debentures with original maturities
   in excess of one year                                                                         1,618           2,124
  Shareholders' equity                                                                           4,346           4,080
  Other core funds                                                                               1,680           1,211
- ----------------------------------------------------------------------------------------------------------------------
       Total core funds                                                                         31,510          32,555
Wholesale and purchased funds:
  Foreign office deposits                                                                        2,275           1,115
  Federal funds purchased and securities sold
   under agreements to repurchase                                                                2,039           1,215
  Negotiable certificates of deposit                                                               772           1,305
  Commercial paper                                                                                 181             195
  U.S. Treasury tax and loan demand notes                                                          528             240
  Other wholesale and purchased funds                                                              711             841
- ----------------------------------------------------------------------------------------------------------------------
       Total wholesale and purchased funds                                                       6,506           4,911
- ----------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                           $38,016         $37,466
- ----------------------------------------------------------------------------------------------------------------------

The change in the mix of the Corporation's average assets in the third quarter of 1994, compared with the third quarter of 1993, reflects a higher-yielding asset mix as a $1.9 billion increase in average loans and a $700 million increase in investment securities primarily offset a $2.7 billion decrease in money market investments. The increase in loans included $1.3 billion of loans acquired in the December 1993

AFCO acquisition, a $600 million increase in retail lending, a $475 million increase in credit card loans, and a $260 million increase in domestic wholesale loans. Partially offsetting the increase in average loans were prepayments of consumer mortgages acquired in the 1992 Meritor branch acquisition and paydowns on commercial real estate loans. The mix of the Corporation's funding also changed in the third quarter of 1994, compared with the prior-year quarter. Approximately $1.0 billion of core funds were replaced with wholesale and purchased funds, as retail savings certificates were replaced with shorter-term, lower-cost funding.

Average loans increased $830 million in the third quarter of 1994, compared with the second quarter of 1994, a 14% annualized increase. The increase primarily resulted from a $270 million increase in credit card loans, a $200 million increase in retail lending and a $180 million increase in domestic wholesale loans.

For balance sheet management purposes, the Corporation has identified core, and wholesale and purchased funds as its key categories of funding. Core funds, which are considered to be stable sources of funding, are defined principally as money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets.

Core assets increased $2.4 billion in the third quarter of 1994 from the prior-year period, primarily reflecting increased loan levels. Core funds decreased $1.0 billion in the third quarter of 1994 from the prior-year period primarily reflecting a lower level of retail savings certificates. Core funds averaged 102% of core assets in the third quarter of 1994, down from 108% in the second quarter of 1994 and 115% in the third quarter of 1993.

Wholesale and purchased funds are defined as deposits in foreign offices and other time deposits, federal funds purchased and securities sold under agreements to repurchase, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $1.6 billion compared with a year ago, primarily reflecting an increase in overnight foreign office deposits as the Corporation continued to take advantage of slightly lower cost short-term Eurodeposit rates. As a percentage of total average assets, average wholesale and purchased funds increased to 17% in the third quarter of 1994 from 14% in the second quarter of 1994 and 13% in the prior-year period.

CAPITAL


- ----------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA

(dollar amounts in millions,                            SEPT. 30,         June 30,         Dec. 31,       Sept. 30,
 except per share amounts)                                   1994             1994             1993            1993
- -------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                 $3,695          $3,716           $3,546          $3,485
Common shareholders' equity to assets ratio                   9.41%           9.80%            9.57%           9.72%
Tangible common equity ratio(a)                               6.88            7.33             6.84            7.01
Total shareholders' equity                                  $4,285          $4,308           $4,138          $4,145
Total shareholders' equity to assets ratio                   10.92%          11.37%           11.17%          11.56%
Tier I capital ratio                                         10.03           10.27             9.70           10.29
Total (Tier I plus Tier II) capital ratio                    13.50           13.74            13.22           14.00
Leverage capital ratio                                        9.16            9.54             9.00            8.94
Book value per common share:
  Pre-stock split                                           $37.72          $38.03(c)        $36.42(c)       $35.67(c)
  Post-stock split(b)                                       $25.15          $25.35(c)        $24.28(c)       $23.78(c)
Closing common stock price:
  Pre-stock split                                           $56.25          $56.25           $53.00          $55.00
  Post-stock split(b)                                       $37.50          $37.50          $35.375         $36.625
- --------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill, core deposit and other identified intangibles recorded in connection with acquisitions divided by total assets less goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.

(b) Restated to reflect the three-for-two stock split declared September 20, 1994, payable November 15, 1994.

(c) The book value per common share assumed full conversion of the Series D preferred stock to common stock. Accordingly, this included the additional paid-in capital on the Series D preferred stock because this paid-in capital had no liquidation preference over the common stock.



On September 20, 1994, the board of directors of the Corporation approved a three-for-two common stock split structured as a special stock dividend to be distributed on November 15, 1994 to shareholders of record on November 1, 1994.

The decrease in the Corporation's common and total shareholders' equity in the third quarter of 1994, compared with June 30, 1994, resulted from the declaration of two common dividends in the third quarter of 1994. The Corporation typically declares one common dividend per quarter, but an additional common dividend of $66 million was declared in the third quarter when a 21% common dividend increase and the common stock split were announced. As a result of the additional common dividend declaration in the third quarter that is payable November 15, 1994, it is anticipated that no common dividend will be declared in the fourth quarter. The declaration of the additional common dividend in the third quarter of 1994 resulted in a 17 basis point reduction in the common shareholders' equity to assets ratio, with the remaining reduction resulting from a higher level of assets. The additional common dividend declaration in the third quarter of 1994 reduced the book value per common share at September 30, 1994 by $.68 on a pre-stock split basis.

The increase in the Corporation's common and total shareholders' equity, compared with a year ago, primarily was the result of earnings retention. Partially offsetting the increase in total shareholders' equity was the December 1993 redemption of the Corporation's $68 million of Series B convertible preferred stock.

During the third quarter of 1994, all of the remaining Series D junior convertible preferred stock was converted to common stock pursuant to the terms of the Series D statement of designation. Each share of the Series D preferred stock was converted to .7609 shares of common stock for a total of 1,702,921 shares. The exchange had an immaterial effect on the level of the Corporation's additional paid-in capital and common shareholders' equity in the third quarter of 1994, because the additional paid-in capital on the Series D preferred stock exchanged had been included in common shareholders' equity since it had no liquidation preference over the common stock.

FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," became effective on January 1, 1994. Adoption of this Standard resulted in $32 million, net of tax, of unrealized losses on assets classified as available for sale at September 30, 1994, being recorded as a deduction from shareholders' equity. The impact of recording the unrealized loss at September 30, 1994 resulted in a reduction of book value per common share of $.33 on a pre-stock split basis, or $.22 on a post-stock split basis, and a reduction of 8 basis points in the common shareholders' equity to assets ratio. Increased volatility of shareholders' equity, certain related capital ratios and book value per common share could result from future changes in unrealized gains and losses on assets classified as available for sale.

The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.


- --------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS AT SEPTEMBER 30, 1994
(dollar amounts in millions)
- --------------------------------------------------------------------------------
Tier I capital:
   Common shareholders' equity(a)                                        $ 3,727
   Qualifying preferred stock                                                590
   Minority interest                                                          13
   Goodwill and certain other intangibles                                   (929)
- --------------------------------------------------------------------------------
       Total Tier I capital                                              $ 3,401
- --------------------------------------------------------------------------------
Tier II capital                                                          $ 1,178
- --------------------------------------------------------------------------------
       Total qualifying capital                                          $ 4,579
- --------------------------------------------------------------------------------
Risk-adjusted assets:
   On-balance-sheet                                                      $25,482
   Off-balance-sheet                                                       8,441
- --------------------------------------------------------------------------------
      Total                                                              $33,923
- --------------------------------------------------------------------------------
Average assets-leverage capital basis                                    $37,117
- --------------------------------------------------------------------------------
Tier I capital ratio(b)                                                    10.03%
Total capital ratio(b)                                                     13.50
Leverage capital ratio(b)                                                   9.16
- --------------------------------------------------------------------------------

(a) In accordance with current regulatory guidelines, the $32 million, net of tax, of unrealized losses on securities classified as available for sale at September 30, 1994, has been excluded.
(b) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.


Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. Should a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well capitalized to critically undercapitalized. For an institution to qualify as well capitalized, Tier I, total and leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at September 30, 1994. The Corporation intends to maintain the ratios of its banking subsidiaries at the well capitalized levels.

The Corporation deducts all goodwill and certain other identifiable intangibles acquired subsequent to February 19, 1992, except purchased mortgage servicing rights and purchased credit card relationships, when computing Tier I capital.


- -----------------------------------------------------------------------------------------------------------------------
                                                           SEPT. 30,         June 30,         Dec. 31,        Sept. 30,
(in millions)                                                   1994             1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
Goodwill                                                        $843             $776             $826             $773
- -----------------------------------------------------------------------------------------------------------------------

The $67 million increase in goodwill at September 30, 1994, compared with June 30, 1994, primarily resulted from $27 million related to the U.S. Bancorp Mortgage Company transaction and $22 million related to the acquisition of Glendale. The $70 million increase from September 30, 1993 also includes the goodwill relating to the acquisition of AFCO partially offset by amortization of $47 million during the last 12 months. The future annual amortization of goodwill is expected to be approximately $52 million, based upon the current level and amortization schedule.


- -----------------------------------------------------------------------------------------------------------------------
                                                           SEPT. 30,         June 30,         Dec. 31,        Sept. 30,
(in millions)                                                   1994             1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
Purchased core deposit intangible                               $138             $144             $155             $169
Covenants not to compete                                          43               47               57               56
Other identified intangibles                                      43               43               46               48
- -----------------------------------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles                         $224             $234             $258             $273
- -----------------------------------------------------------------------------------------------------------------------

The future annual amortization of purchased core deposit and other identified intangibles will be approximately $43 million, based upon the current level and amortization schedule.


- -----------------------------------------------------------------------------------------------------------------------
                                                           SEPT. 30,         June 30,         Dec. 31,        Sept. 30,
(in millions)                                                   1994             1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
Purchased mortgage servicing rights                             $266             $201             $160             $150
Purchased credit card relationships                               57               58               44               44
- -----------------------------------------------------------------------------------------------------------------------
     Total purchased mortgage servicing rights
       and purchased credit card relationships                  $323             $259             $204             $194
- -----------------------------------------------------------------------------------------------------------------------

The increase in purchased mortgage servicing rights at September 30, 1994, compared with June 30, 1994, primarily resulted from the purchased mortgage servicing rights acquired in the U.S. Bancorp Mortgage Company transaction.

INTEREST RATE SENSITIVITY ANALYSIS


Interest rate risk arises from mismatches in the repricing of assets and liabilities. The Corporation actively manages its interest rate sensitivity position in order to maintain an appropriate balance between the repricing characteristics of its assets and liabilities. The interest rate sensitivity table on the following page shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at September 30, 1994. The data is based upon contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. The Corporation manages the impact of interest rate risk on assets, liabilities and commitments by entering into financial instruments, either on- or off-balance-sheet.

The cumulative gap at the one year repricing period, before the utilization of off-balance-sheet instruments, was asset sensitive in the amount of $6.0 billion, or 15.3% of total assets, at September 30, 1994. However, the Corporation did not want to accept this level of interest rate risk presented by its naturally asset sensitive balance sheet, so it entered into off-balance-sheet instruments that resulted in a net reduction of $4.4 billion of the cumulative asset sensitive position at the one-year repricing period. These instruments reduced the cumulative gap at the one-year repricing period to an asset sensitive amount of $1.6 billion, or 4.0% of total assets, at September 30, 1994. Alternatively the Corporation could have used fixed rate investment securities or other fixed rate interest-earning assets of approximately $4.4 billion to accomplish this objective. Correspondingly, the Corporation would also have been required to increase its level of wholesale funds by approximately $4.4 billion in order to fund these interest earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller balance sheet, with a lower wholesale funding requirement, and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

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

In order to measure the effects of interest rate fluctuations on the Corporation's net interest margin, management simulates the potential effects of changing interest rates through computer modeling, incorporating both the current gap position and the expected magnitude of the repricing of specific asset and liability categories. These analyses indicated that a 100-basis-point upward movement in interest rates over a six month period, including the effect of off-balance-sheet instruments, would have an approximately 0.6%, or $.06 per share on a pre-stock split basis, positive effect on the Corporation's anticipated net interest revenue for the 12 month period following September 30, 1994.


- ----------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP AT SEPTEMBER 30, 1994

                                                                 Repricing period
                                             -------------------------------------------------------------
                                                0-30     31-90     91-180    181-365       1-5     Over 5
(dollar amounts in millions)                    days      days       days       days     years      years         Total
- -----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Money market investments                   $   931   $    68    $    20     $    6    $    -    $     -       $ 1,025
  Trading account securities                     310         -          -          -         -          -           310
  Securities                                     933       993      1,205        968       715      1,334         6,148
  Loans                                        9,888     5,575      2,998      1,860     3,439      2,252        26,012
- -----------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets          $12,062   $ 6,636    $ 4,223     $2,834    $4,154    $ 3,586       $33,495
Funds supporting interest-
 earning assets:
  Interest-bearing deposits                  $ 4,527   $ 5,347    $ 3,051     $1,627    $3,051    $ 3,801       $21,404
  Other borrowed funds                         4,398         -          -          -         -        117         4,515
  Notes and debentures (with original
   maturities over one year)                       4         3          -        127       659        779         1,572
  Noninterest-bearing liabilities                 46       197        296        130         -      5,335         6,004
- -----------------------------------------------------------------------------------------------------------------------
      Total funds supporting
       interest-earning assets               $ 8,975   $ 5,547    $ 3,347     $1,884    $3,710    $10,032       $33,495
- -----------------------------------------------------------------------------------------------------------------------
      Subtotal                               $ 3,087   $ 1,089    $   876     $  950    $  444    $(6,446)      $     -
- -----------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments                $(2,990)  $(2,493)   $   296     $  769    $3,662    $   756       $     -
- -----------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                $    97   $(1,404)   $ 1,172     $1,719    $4,106    $(5,690)      $     -
- -----------------------------------------------------------------------------------------------------------------------
Cumulative gap                               $    97   $(1,307)   $  (135)    $1,584    $5,690  $       -       $     -
- -----------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
 of total assets                                  .2%     (3.3)%      (.3)%      4.0%     14.5%
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


Managing interest rate risk with off-balance-sheet instruments

The Corporation uses off-balance-sheet instruments in managing the interest rate risk on specific liabilities and assets. Interest rate swaps obligate two parties to exchange fixed or floating rate interest payments based on specified notional principal amounts. In addition, the Corporation has entered into other off-balance-sheet instruments, primarily futures and forward contracts and forward rate agreements, to manage interest rate sensitivity on liability instruments. The Corporation's aggregate off-balance- sheet products used to manage its interest rate risk are shown in the following table.


- -----------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK AT SEPTEMBER 30, 1994
                                                                                                               Total at
                                                                                                              Sept. 30,
(in millions)                          1994         1995        1996         1997         1998        1999+        1994
- -----------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps:(a)
   Notional amount                   $   75       $  483      $  250       $  160          $15       $2,525     $ 3,508
   Weighted average rate:
     received                          4.30%        6.17%       5.32%        6.36%        5.22%        5.45%       5.56%
     paid                              4.89%        4.96%       4.91%        4.89%        5.00%        4.88%       4.89%

Receive fixed/pay floating
 indexed amortizing swaps:(b)
   Notional value                    $  257       $  970      $2,143       $  621          $53       $  833     $ 4,877
   Weighted average rate:
     received                          5.75%        6.14%       5.18%        6.11%        7.19%        7.13%       5.88%
     paid                              4.81%        4.96%       4.91%        4.87%        4.81%        4.81%       4.89%

Pay fixed/receive floating
 generic swaps:(a)
   Notional amount                   $1,076       $  602      $   10       $2,128          $18       $   12     $ 3,846
   Weighted average rate:
     received                          4.84%        4.90%       5.35%        4.82%        3.39%        5.11%       4.83%
     paid                              4.22%        5.38%      10.75%        4.75%        5.25%        6.87%       4.72%

Other products(c)                    $   21       $  185      $   50       $  100          $ 4       $   67     $   427
- -----------------------------------------------------------------------------------------------------------------------

    Total notional amount            $1,429       $2,240      $2,453       $3,009          $90       $3,437     $12,658
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



The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $12.7 billion at September 30, 1994, a decrease of $.3 billion from June 30, 1994. This gross notional amount which is presented in the table above is not indicative of the impact on the Corporation's interest rate risk management activities. As discussed on page 24, the impact of these off-balance-sheet instruments was to modify the Corporation's asset sensitive position, including the modification of the cumulative asset sensitive position at the one-year repricing period of $6.0 billion, before the utilization of these instruments, to a cumulative one-year asset sensitive position of $1.6 billion at September 30, 1994.

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate sensitive instruments.

(in millions)                                                                                        September 30, 1994
- -----------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                                            $10,717
Instruments associated with other liabilities                                                                       485
Instruments associated with loans                                                                                 1,456
- -----------------------------------------------------------------------------------------------------------------------
        Total notional amount                                                                                   $12,658
- -----------------------------------------------------------------------------------------------------------------------

The revenue from off-balance-sheet instruments alters on-balance-sheet yield/rates and must be considered in the context of total interest rate risk management. The Corporation entered into these off-balance-sheet instruments
- -- interest rate swaps, futures and forward contracts and other interest rate agreements -- to neutralize the natural interest rate risk embedded in its assets and liabilities. The net differential of interest received over interest paid on these instruments was $20 million and $104 million in the third quarter and first nine months of 1994, compared with a differential of $52 million and $151 million in the third quarter and first nine months of 1993. The lower net differential of interest received over interest paid in the 1994 periods compared with the 1993 periods resulted from the impact of rising interest rates. As expected, this impact was offset by higher net interest revenue generated from on-balance-sheet instruments. The effect on the Corporation's financial statements of utilizing off-balance- sheet instruments as part of its interest rate risk management, versus using on-balance-sheet assets and liabilities, is a smaller balance sheet, reduced wholesale funding requirements and a higher return on assets and net interest margin. Utilization of off- balance-sheet instruments, versus on-balance-sheet instruments, results in a comparable amount of net interest revenue, net income and return on common shareholders' equity. Assuming interest rates continue to rise, growth in revenue on interest-earning assets would be expected to mitigate any reduction of revenue from interest rate swaps, which is consistent with the Corporation simulation model described on page 24. This analysis indicated that a 100-basis-point upward movement in interest rates over a six month period, including the effect of off-balance-sheet instruments, would have an approximately 0.6%, or $.06 per share on a pre-stock split basis, positive effect on the Corporation's anticipated net interest revenue for the 12 month period following September 30, 1994.

In response to tactical asset/liability management considerations, the Corporation terminated $1.025 billion, of interest rate agreements in the first nine months of 1994, with no terminations in the third quarter of 1994. Both pay and receive fixed-rate interest rate agreements were terminated. All of the terminated agreements were designated as deposit hedges, specifically NOW accounts and retail savings certificates. The terminated agreements were not replaced. These terminations resulted in net deferred gains of $3 million in the first nine months of 1994. These gains are being amortized over the remaining period of the original hedge, which is less than one year. The amortization of these gains was $2 million in net interest revenue in the first nine months of 1994.

The Corporation also enters into off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also used these instruments as part of its trading activities. The instruments used for trading activities are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. The gross unrealized market value gains and losses of off-balance-sheet instruments used for trading purposes, in part foreign exchange contracts, were $188 million and $172 million, respectively, at September 30, 1994.

The off-balance-sheet financial instruments table on page 37 displays total off-balance-sheet instruments entered into by the Corporation at September 30, 1994. The Corporation has entered into $12,658 million notional amount of these contracts for interest rate management purposes as shown on the tables above and on the previous page. The remainder of these transactions are used by the Corporation in conjunction with dealer and trading activities. For additional information on off-balance-sheet financial instruments, see Note 18 in the Corporation's 1993 Annual Report on Form 10-K.

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

During the third quarter of 1994, Moody's and Standard & Poor's, two public credit rating agencies, upgraded their ratings on the Corporation's senior debt securities and other obligations, primarily as a result of the Corporation's improved capital position, lower level of nonperforming assets and continued growth in core earnings. This upgrade should enable the Corporation to issue debt at lower rates of interest, and overall, enhance the Corporation's access to funding markets.


- ----------------------------------------------------------------------------------------------------------------------
                                                                           SEPT. 30,          Dec. 31,        Dec. 31,
SENIOR DEBT RATINGS                                                             1994              1993            1992
- ----------------------------------------------------------------------------------------------------------------------
Mellon Bank Corporation
   Moody's                                                                        A2                A3            Baa1
   Standard & Poor's                                                              A                 A-              A-
- ----------------------------------------------------------------------------------------------------------------------

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $51 million during the first nine months of 1994 to $2,222 million at September 30, 1994. The increase reflected $1,160 million of net cash provided by financing activities and $682 million of net cash provided by operating activities offset, in part, by the net use of $1,804 million of cash for investing activities. Cash provided by financing activities primarily reflected net increases in short-term borrowed funds offset, in part, by decreases in transaction and savings deposits and longer-term debt. Cash provided by operating activities reflected $392 million of net income adjusted for noncash charges and credits. Cash used for investing activities was the result of an increase in loan outstandings and net purchases of investment securities.

Included in noncash charges and credits is the amortization expense of goodwill, core deposit and other identified intangibles which the Corporation has recorded as a result of accounting for business combinations under the purchase method of accounting, prior to the Dreyfus merger. Had the Corporation accounted for these transactions under the pooling-of-interests method of accounting, these intangibles and their related amortization would not have been reported. Excluding the Dreyfus merger-related charges, net income, excluding the after-tax impact of the amortization expense of intangibles recorded in purchase acquisitions of $16 million and $56 million for the third quarter and first nine months of 1994, would have been $183 million and $537 million, respectively.

On July 1, 1994, the Corporation retired the $145 million of Floating Rate Senior Notes due 1996. Also, on July 21, 1994, the Corporation's $200 million Floating Rate Notes due 1994 matured. These transactions were funded with cash on hand. Contractual maturities of the Corporation's term debt were less than $1 million in the third quarter of 1994. Contractual maturities of term debt will total $3 million in the fourth quarter of 1994 and $327 million in 1995. The Corporation expects to fund its debt maturities with a combination of cash presently on hand, other internal funding sources and, if necessary, with the proceeds from the public and/or private issuance of securities.

On September 20, 1994, the board of directors of the Corporation approved a three-for-two common stock split and a 21% increase in the common dividend to $.675 per share on a pre-stock split basis. On a post-stock split basis, the Corporation's quarterly dividend will be $.45 per share. In conjunction with the common stock split and dividend increase, the board of directors also declared the fourth quarter common dividend, payable on November 15, 1994.
This dividend declaration resulted in the Corporation declaring two common dividends in the third quarter. The Corporation paid $107 million in common dividends, or $1.68 per common share on a pre-stock split basis, prior to the merger with Dreyfus, in the first nine months of 1994. This compared with $70 million, or $1.14 per common share on a pre-stock split basis, in the first nine months of 1993. Dreyfus paid dividends of $21 million, or $.57 per Dreyfus common share, prior to the merger in 1994, and $20 million, or $.55 per Dreyfus common share, in the first nine months of 1993.

On a restated basis, including Dreyfus, the Corporation paid $128 million in common dividends for the first nine months of 1994 compared with $90 million in the prior year period. In addition, the Corporation paid $46 million in dividends on its outstanding shares of preferred stock during the first nine months of 1994. The common stock dividend payout ratio, excluding the additional dividend declared in the third quarter, was 68% in the third quarter of 1994, compared with 26% in the third quarter of 1993. Excluding the after-tax impact of the Dreyfus-related merger expenses and losses on the sale of securities, the common stock dividend payout ratio would have been 28% in the third quarter of 1994. Using the new post-stock split common dividend rate of $.45 per share, annualized dividend requirements for the common and preferred stock are expected to be approximately $320 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. The prior approval of the Office of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank subsidiary in any calendar year exceeds the bank subsidiary's net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two calendar years. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, as defined, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Under the first and currently more restrictive of the foregoing dividend limitations, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends for the remainder of 1994 subsequent to September 30, 1994, of up to approximately $776 million, less any dividends declared and plus or minus net profits or losses, as defined, between October 1, 1994 and the date of any such dividend declaration. The payment of dividends is also limited by minimum capital requirements imposed on all national banks by the OCC. The Corporation's national banks exceed these minimum requirements.

The national bank subsidiaries declared dividends to the parent Corporation of $254 million in the first nine months of 1994, $158 million in the full year 1993 and $130 million in 1992. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $103 million in the first nine months of 1994, $116 million in the full year 1993 and $26 million in 1992.

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

NONPERFORMING ASSETS
- -----------------------------------------------------------------------------------------------------------------------
                                                           SEPT. 30,     June 30,    March 31,    Dec. 31,    Sept. 30,
(dollar amounts in millions)                                    1994         1994         1994        1993         1993
- -----------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                             $156         $155         $196        $202         $234
Acquired property, net of the OREO reserve                       104          109          118         139          160
- -----------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets (a)                              $260         $264         $314        $341         $394
- -----------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage
 of total loans                                                  .60%         .63%         .80%        .83%        1.00%
Total nonperforming assets as a percentage
 of total loans and net acquired property                        .99%        1.06%        1.27%       1.39%        1.67%
- -----------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.


"Nonperforming assets" is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more, but are not on nonaccrual status because they are well-secured and in the process of collection. Additional information regarding nonperforming assets is presented in the "Nonperforming assets" discussion in the Corporation's 1993 Annual Report on Form 10-K. Nonperforming assets do not include the segregated assets acquired in the December 1992 Meritor branch acquisition. Segregated assets represent commercial real estate and other commercial loans acquired in the Meritor branch acquisition that are on nonaccrual status, or are foreclosed properties, and are subject to a loss sharing arrangement with the FDIC. These delinquent assets, net of reserve, are reported separately in the balance sheet. The reserve for segregated assets is not included in the reserve for credit losses.

The level of nonperforming assets dropped to the lowest level in more than 12 years at the end of the third quarter of 1994. At September 30, 1994, nonperforming assets totaled $260 million, down slightly compared with June 30, 1994 despite the addition of $12 million of nonperforming assets, net of $4 million of credit losses, from the September 1994 acquisition of Glendale. Domestic nonperforming real estate assets, which consist of nonperforming commercial and consumer real estate loans and OREO net of the reserve, totaled $186 million at September 30, 1994, down $18 million from $204 million at June 30, 1994. The reduction resulted primarily from loans returning to accrual status, asset sales and repayments. The increase in commercial and financial nonperforming loans resulted from the addition of a loan to a consumer finance company and $9 million of commercial loans from Glendale. The $5 million decrease in international nonperforming loans resulted from repayments.

Nonperforming assets decreased by $134 million, or 34%, compared with September 30, 1993, primarily due to the $141 million reduction in domestic nonperforming real estate assets. These reductions resulted primarily from loans returning to accrual status, asset sales and repayments. The ratio of nonperforming assets to total loans and net acquired property at September 30, 1994, was .99%, the lowest level in more than 15 years, down from 1.67% at September 30, 1993.


- ----------------------------------------------------------------------------------------------------------------------
NONPERFORMING AND PAST-DUE ASSETS (a)
                                                          SEPT. 30,     June 30,    March 31,    Dec. 31,    Sept. 30,
(dollar amounts in millions)                                   1994         1994         1994        1993         1993
- ----------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
Commercial and financial                                       $ 62         $ 43         $ 49        $ 37         $ 53
Commercial real estate                                           29           32           43          75           97
Consumer credit:
   Consumer mortgage                                             51           61           67          61           68
   Other consumer credit                                          1            2            3           4            6
- -----------------------------------------------------------------------------------------------------------------------
    Total domestic nonaccrual loans                             143          138          162         177          224
International nonaccrual loans                                    1            6           16           7            7
- -----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                      144          144          178         184          231
- -----------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                        9            8            4           4            -
  Commercial real estate                                          3            3           14          14            3
- ------------------------------------------------------------------------------------------------------------------------
    Total domestic restructured loans                            12           11           18          18            3
- ------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans:
  Domestic                                                      155          149          180         195          227
  International                                                   1            6           16           7            7
- ------------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans (b)                               156          155          196         202          234
- -------------------------------------------------------------------------------------------------------------------------
Acquired property:
 Real estate acquired through foreclosures                      105          109          109         100          110
 In-substance foreclosures                                       28           30           43          75           77
 Reserve for real estate acquired                               (30)         (31)         (35)        (37)         (28)
- --------------------------------------------------------------------------------------------------------------------------
    Net real estate acquired                                    103          108          117         138          159
 Other assets acquired                                            1            1            1           1            1
- --------------------------------------------------------------------------------------------------------------------------
    Total acquired property                                     104          109          118         139          160
- --------------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                 $260         $264         $314        $341         $394
- --------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of
  loan portfolio segments:
  Domestic commercial and financial loans and leases            .67%         .51%         .53%        .41%         .61%
  Domestic commercial real estate loans                        1.98         2.15         3.45        5.17         5.81
  Domestic consumer mortgage loans                              .61          .75          .83         .75          .82
  Total loans                                                   .60          .63          .80         .83         1.00
Nonperforming assets as a percentage of
  total loans and net acquired property                         .99         1.06         1.27        1.39         1.67
- --------------------------------------------------------------------------------------------------------------------------
Past-due loans:
    Consumer credit                                            $ 61         $ 52         $ 53        $ 53         $ 51
    Real estate, primarily consumer mortgages                    19           23           22          25           24
    Commercial                                                   45(c)        43(c)         5           6            -
- --------------------------------------------------------------------------------------------------------------------------
      Total past-due loans                                     $125         $118         $ 80        $ 84         $ 75
- ---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes $60 million, $47 million, $65 million, $74 million, and $90 million, respectively, of loans with both principal and interest less than 90 days past-due but placed on nonaccrual status by management discretion.

(c) Includes approximately $38 million of leases fully guaranteed by the Canadian government.


- -----------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS (a)

FOR THE THREE MONTHS ENDED SEPTEMBER 30
- ---------------------------------------


                                                           Domestic
                                            ------------------------------------                                Total
                                             Commercial    Commercial   Consumer                         ------------------
(in millions)                               & Financial   Real Estate     Credit   International          1994         1993
- ---------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at June 30                  $ 51          $ 35        $ 63         $ 6             $155            $281
  Acquired from Glendale Corporation              13             -           -           -               13               -
  Additions                                       36             7          14           -               57              63
  Payments (b)                                   (17)           (3)         (9)         (5)             (34)            (54)
  Return to accrual status                        (2)           (3)        (11)          -              (16)            (19)
  Credit losses                                  (10)           (3)         (3)          -              (16)            (33)
  Transfers to acquired property                   -            (1)         (2)          -               (3)             (4)
- ---------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at September 30              $ 71         $ 32        $ 52         $ 1             $156            $234
- ---------------------------------------------------------------------------------------------------------------------------


FOR THE NINE MONTHS ENDED SEPTEMBER 30
- --------------------------------------

                                                         Domestic
                                         --------------------------------------                               Total
                                          Commercial     Commercial   Consumer                         -------------------
(in millions)                            & Financial    Real Estate     Credit   International          1994           1993
- ---------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at December 31              $ 41          $ 89        $ 65       $  7              $202            $334
  Acquired from The Boston Company                 -             -           -          -                 -              53
  Acquired from Glendale Corporation              13             -           -          -                13               -
  Additions                                       78            10          42         13               143             195
  Payments (b)                                   (34)          (13)        (21)       (15)              (83)           (109)
  Return to accrual status                        (4)          (45)        (19)         -               (68)           (107)
  Credit losses                                  (23)           (8)         (9)        (3)              (43)           (103)
  Transfers to acquired property                   -            (1)         (6)        (1)               (8)            (29)
- ---------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at September 30             $ 71          $ 32        $ 52       $  1              $156            $234
- ---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.



- ---------------------------------------------------------------------------------------------------------------------------
ADDITIONAL DOMESTIC NONACCRUAL LOAN DATA (a)
                                                                                                          September 30,

(dollar amounts in millions)                                                                          1994             1993
- ---------------------------------------------------------------------------------------------------------------------------
Book balance                                                                                           $143            $224
Contractual balance of nonaccrual loans                                                                 194             320
Book balance as a percentage of
 contractual balance                                                                                     74%             70%
Interest receipts applied to reduce principal
  Third quarter                                                                                        $  -            $  1
  Year-to-date                                                                                            4               8
Interest receipts recognized in interest revenue
  Third quarter                                                                                           3               3
  Year-to-date                                                                                            8               8
- ---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Acquired property consists of OREO and other assets acquired in connection with loan settlements. OREO, net of the reserve, totaled $103 million at September 30, 1994, compared with $108 million at June 30, 1994, and $159 million at September 30, 1993. Sales of acquired property during the third quarter and first nine months of 1994 resulted in net gains of $12 million and $24 million, respectively. A summary of the activity in the OREO portfolio is presented in the table below.


- -----------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY (a)                                     Three months ended              Nine months ended
                                                                       September 30,                  September 30,

(in millions)                                                     1994             1993            1994        1993
- -----------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of reserve                        $108            $188              $138       $240
  OREO acquired from The Boston Company                               -               -                 -         15
  OREO acquired from Glendale Corporation                             3               -                 3          -
  Foreclosures (b)                                                    5               7                11         39
  Sales                                                             (13)            (18)              (44)       (66)
  Return to performing                                                -               -                 -        (11)
  Write-downs, credit losses, OREO
    provision and other                                               -             (18)               (5)       (58)
- -------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of reserve                               103             159               103        159
- -------------------------------------------------------------------------------------------------------------------------
Other acquired assets                                                 1               1                 1          1
- ------------------------------------------------------------------------------------------------------------------------
Total acquired property at end of period, net of reserve           $104            $160              $104       $160
- ------------------------------------------------------------------------------------------------------------------------

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



- ----------------------------------------------------------------------------------------------------------------------
RESERVE FOR REAL ESTATE ACQUIRED
                                                                   Three months ended                Nine months ended
                                                                      September 30,                     September 30,
(in millions)                                                       1994        1993                  1994       1993
- ----------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $31         $18                     $37       $10
Write-downs on real estate acquired                                   (1)         (4)                     (7)      (26)
Provision charged to operating expense                                 -          14                       -        44
- ----------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $30         $28                     $30       $28
- ----------------------------------------------------------------------------------------------------------------------


In May 1993, the Financial Accounting Standards Board released FAS No. 114, "Accounting by Creditors for Impairment of a Loan." FAS No. 114 establishes standards to determine how a creditor should measure impairment of a loan based on either the present (discounted) value of expected future cash flows related to the loan, the market price of the loan or the fair value of the underlying collateral. This standard will become effective in 1995. The Corporation currently estimates that adoption of FAS No. 114 will not be material to the Corporation's financial position or results of operations. The existing impaired loans at the date of adoption, however, will determine the actual impact on the Corporation.

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



- ---------------------------------------------------------------------------------------------------------------------
SEGREGATED ASSETS                                         SEPT. 30,         June 30,         Dec. 31,       Sept. 30,
(in millions)                                                  1994             1994             1993            1993
- ---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial real estate loans                                 $ 55             $ 61            $  84            $147
  Commercial loans                                               11               22               28              32
- ---------------------------------------------------------------------------------------------------------------------
     Total nonaccrual loans                                      66               83              112             179
- ---------------------------------------------------------------------------------------------------------------------
Real estate acquired                                             49               68               75              65
- ---------------------------------------------------------------------------------------------------------------------
     Total segregated assets                                    115              151              187             244
Less:  FDIC loss sharing (a)                                   (109)            (143)            (178)           (232)
- ---------------------------------------------------------------------------------------------------------------------
     Maximum credit exposure                                   $  6             $  8            $   9            $ 12
- ---------------------------------------------------------------------------------------------------------------------

CREDIT LOSS ACTIVITY
- ---------------------------------------------------------------------------------------------------------------------
Segregated asset losses:
  Commercial real estate loans                                 $  -             $  -            $   -            $  1
  Commercial loans                                                -                -                -               -
- ---------------------------------------------------------------------------------------------------------------------
     Total segregated asset losses                                -                -                -               1
- ---------------------------------------------------------------------------------------------------------------------
Segregated asset recoveries                                       -                -                -               -
- ---------------------------------------------------------------------------------------------------------------------
Net segregated asset losses                                    $  -             $  -            $   -            $  1
- ---------------------------------------------------------------------------------------------------------------------

CHANGE IN RESERVE FOR SEGREGATED ASSETS (b)
- ---------------------------------------------------------------------------------------------------------------------
Reserve for segregated assets at beginning of period           $  4             $  4            $   4            $  5
Net segregated asset losses                                       -                -                -               1
- ---------------------------------------------------------------------------------------------------------------------
Reserve at end of period                                       $  4             $  4            $   4            $  4
- ---------------------------------------------------------------------------------------------------------------------
Past-due loans subject to loss sharing                         $  2             $  -            $   -            $  -
- ---------------------------------------------------------------------------------------------------------------------

(a) Represents the FDIC loss sharing arrangement of 80% of the first $60 million of net credit losses and 95% of the remaining balance of segregated assets. At September 30, 1994, the entire balance of segregated assets was insured at the 95% rate as the $60 million credit loss threshold was met in the first quarter of 1993. There were $6 million of recoveries on segregated assets in the third quarter of 1994. The recoveries in the third quarter offset credit losses recorded earlier in 1994, resulting in no net credit losses in the first nine months of 1994.

(b)  This reserve is not included in the reserve for credit losses.

COMMERCIAL REAL ESTATE LENDING


The Corporation's $1.608 billion domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, and commercial construction loans with maturities of 60 months or less. Also included in this portfolio are loans which are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $157 million of loans acquired in the December 1992 Meritor branch acquisition that are subject to a five year 95% loss-sharing arrangement with the Federal Deposit Insurance Corporation. Domestic commercial real estate loans decreased by $110 million, or 6%, compared with $1.718 billion at September 30, 1993. The decrease primarily was a result of paydowns, asset sales and transfers to OREO. New domestic commercial real estate loan commitments totaled $71 million in the third quarter of 1994 and $124 million in the first nine months of 1994. Most of these new loan commitments were funded shortly after origination. Unused commercial real estate loan commitments were $212 million at September 30, 1994, compared with $289 million at June 30, 1994, and $295 million at September 30, 1993.
Domestic commercial real estate loans were 6% of total loans at September 30, 1994, down from 7% a year earlier. Nonperforming domestic commercial real estate loans were 1.98% of total domestic commercial real estate loans at September 30, 1994, compared with 5.81% at September 30, 1993.



- -----------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS BY SIZE AT SEPTEMBER 30, 1994

(dollar amounts in millions)
- -----------------------------------------------------------------------------------------------------------------------

                                                                                                                Percent
                                                                                                               of total
Principal amounts                                                                Outstandings              outstandings
- ------------------------------------------------------------------------------------------------------------------------
Less than $10                                                                          $1,109                         69%
$10 to $20                                                                                263(a)                      16
$20 to $40                                                                                177(b)                      11
$40 to $60                                                                                 59(c)                       4
- ------------------------------------------------------------------------------------------------------------------------
     Total                                                                             $1,608                        100%
- ------------------------------------------------------------------------------------------------------------------------

(a) Represents loans to 20 borrowers.

(b) Represents loans to 6 borrowers.

(c) Represents a loan to a single borrower.

DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS AT SEPTEMBER 30, 1994

- ------------------------------------------------------------------------------------------------------------------------
(in millions)
                                                                                 Geographic Region
                        Central
Project type           Atlantic     Southeast     Midwest          West         Southwest      Northeast           Total
- ------------------------------------------------------------------------------------------------------------------------
Office complexes          $175       $ 46         $ 46             $35         $12                    $6            $320
Retail                     124         69           49              22          10                     -             274
Hotels                      56         48            9               6          12                     -             131
Industrial                  35          2            2               5           2                     -              46
Undeveloped land             5         15            9               9           -                     -              38
Apartments                  29          -            3               -           3                     -              35
Health care                 11          -            -               4           4                     -              19
Other project types         70          -            -               -           3                     -              73
- ------------------------------------------------------------------------------------------------------------------------
    Subtotal              $505(a)    $180(b)      $118(c)          $81(d)      $46(e)                 $6          $  936
FDIC loss share loans                                                                                                157(f)
Owner-occupied loans                                                                                                 515(g)
- ------------------------------------------------------------------------------------------------------------------------
     Total                                                                                                        $1,608
- ------------------------------------------------------------------------------------------------------------------------

(a)  Includes $350 million of loans to borrowers located in Pennsylvania.

(b)  Includes $62 million of loans to borrowers located in Florida.

(c)  Includes $32 million of loans to borrowers located in Ohio.

(d)  Includes $70 million of loans to borrowers located in California.

(e)  Includes $23 million of loans to borrowers located in Texas.

(f) Commercial real estate loans acquired from the Meritor branch acquisition that are subject to the FDIC loss sharing arrangement. Meritor commercial real estate loans that become nonperforming loans are transferred to segregated assets.

(g) Includes loans that are secured by owner-occupied commercial real estate but not made for the purpose of real estate construction or financing.



DISTRIBUTION OF NONPERFORMING COMMERCIAL REAL ESTATE LOANS AND REAL ESTATE ACQUIRED AT SEPTEMBER 30, 1994

- ------------------------------------------------------------------------------------------------------------------------
(in millions)                                                               Geographic Region

                         Central
Project type            Atlantic      Southeast        Midwest      West     Southwest   Northeast    Canada     Total
- ------------------------------------------------------------------------------------------------------------------------
Undeveloped land             $ 8            $19            $10        $ -         $20         $ 8         $ -       $ 65
Retail                         4             10              -          8           -           -          17         39
Office complexes (a)          23              -              -          -           8           -          -          31
Other project types           24              2              -          1           1           2          -          30
- ------------------------------------------------------------------------------------------------------------------------
  Total by region            $59(b)         $31(c)         $10(d)     $ 9(e)      $29(f)       $10        $17       $165(g)
- ------------------------------------------------------------------------------------------------------------------------

(a)  Includes certain multi-use projects.

(b) Includes $16 million of nonperforming loans to borrowers and $18 million of OREO located in Pennsylvania.

(c)  Includes $20 million of OREO located in Florida.

(d) Includes $9 million of nonperforming loans to borrowers located in Illinois.

(e)  Entire amount is OREO located in California.

(f)  Includes $25 million of OREO located in Texas.

(g) Excludes segregated assets, as well as the reserve for real estate acquired of $30 million.


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

A discussion of the Corporation's use of off-balance-sheet instruments to manage interest rate risk is presented on pages 26 and 27. In addition, further discussion of the Corporation's financial instruments with off-balance-sheet risk is presented in Note 18 of Notes to Financial Statements in the 1993 Annual Report on Form 10-K.


- --------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS               SEPT. 30,      June 30,          March 31,       Dec. 31,      Sept 30,
(in millions)                                              1994          1994               1994           1993          1993
- --------------------------------------------------------------------------------------------------------------------------------

Financial instruments with contract amounts that
  represent credit risk:
  Commitments to extend credit                          $14,453(a)    $13,268              $13,154        $12,521        $12,335
  Standby letters of credit and foreign guarantees        2,826(b)      3,154                3,345          2,952          2,896
  Commercial letters of credit                              150           166                  155            140            148
  Residential mortgage loans serviced with recourse         193           203                  303            546            462
  Custodian securities lent with indemnification
   against broker default of return of securities        14,057        13,515               12,526         11,152         11,994
Financial instruments with notional or contract
  amounts that exceed the amount of credit risk: (c)
  Foreign currency contracts:
    Commitments to purchase                              10,901         9,183               10,237          9,219          9,517
    Commitments to sell                                  10,988         9,217               10,151          9,226          9,512
  Foreign currency and other option contracts written:
    Commitments to purchase                                 227           338                  192            354            334
    Commitments to sell                                     185           246                  118            180            181
  Foreign currency and other option contracts purchased:
    Commitments to purchase                                 260           306                  212            350            371
    Commitments to sell                                     460           475                  401            219            231
  Futures and forward contracts:
    Commitments to purchase                                 499           442                1,490            114            617
    Commitments to sell                                     663           714                1,020            432            628
  Interest rate agreements (notional principal amounts):
    Interest rate swaps                                  16,713        16,846               17,173         13,647         12,564
    Other interest rate products                          5,280         4,475                4,175          2,560          1,564
    Forward rate agreements                                  80           202                  334            595            458
- --------------------------------------------------------------------------------------------------------------------------------

(a) Approximately 30% of these commitments are scheduled to expire within one year, with an additional 55% scheduled to expire within five years.

(b) Net of participations and cash collateral totaling $293 million.

(c) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract on which a counterparty has defaulted.


CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)



                                                                                                 Nine months ended
                                                                                              -----------------------
                                                                                              SEPT. 30,     Sept. 30,
(in millions, except per share amounts)                                                            1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Interest revenue    Loans                                                                        $1,306        $1,122
                    Loan fees                                                                        65            55
                    Interest-bearing deposits with banks                                             26            47
                    Federal funds sold and securities purchased
                     under agreements to resell                                                      21            42
                    Other money market investments                                                    4            11
                    Trading account securities                                                       19            13
                    Securities                                                                      213           195
                    -------------------------------------------------------------------------------------------------
                         Total interest revenue                                                   1,654         1,485
- ---------------------------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                    312           314
                    Deposits in foreign offices                                                      51            30
                    Federal funds purchased and securities sold
                     under agreements to repurchase                                                  46            25
                    U.S. Treasury tax and loan demand notes                                          17             5
                    Commercial paper                                                                  4             5
                    Other funds borrowed                                                             34            28
                    Notes and debentures                                                             83            92
                    -------------------------------------------------------------------------------------------------
                         Total interest expense                                                     547           499
- ---------------------------------------------------------------------------------------------------------------------
Net interest             Net interest revenue                                                     1,107           986
revenue             Provision for credit losses                                                      55           100
                    -------------------------------------------------------------------------------------------------
                         Net interest revenue after provision for credit losses                   1,052           886
- ---------------------------------------------------------------------------------------------------------------------
Noninterest         Fee revenue                                                                   1,247         1,109
revenue             Gains (losses) on sale of securities                                             (5)           90
                    -------------------------------------------------------------------------------------------------
                         Total noninterest revenue                                                1,242         1,199
- ---------------------------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                   719           620
expense             Net occupancy expense                                                           152           134
                    Professional, legal and other purchased services                                148           115
                    Business development                                                            128            94
                    Equipment expense                                                                97            86
                    Amortization of goodwill, core deposit and other identified intangibles
                     recorded in connection with acquisitions                                        73            56
                    Communications expense                                                           62            56
                    FDIC assessment and regulatory examination fees                                  47            45
                    Amortization of purchased mortgage servicing rights and
                     purchased credit card relationships                                             31            34
                    Other expense                                                                    95            83
                    Net expense (revenue) of acquired property                                      (23)           52
                    Merger expenses                                                                 104           175
                    -------------------------------------------------------------------------------------------------
                         Total operating expense                                                  1,633         1,550
- ---------------------------------------------------------------------------------------------------------------------
Income              Income before income taxes                                                      661           535
                    Provision for income taxes                                                      269           213
                    -------------------------------------------------------------------------------------------------
                    Net income                                                                      392           322
                    Dividends on preferred stock                                                     45            47
                    -------------------------------------------------------------------------------------------------
                    Net income applicable to common stock                                        $  347        $  275
                    -------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
Per common share    Primary net income
                     Pre-stock split                                                              $3.53         $2.84
                     Post-stock split                                                             $2.35         $1.89
                    Fully diluted net income
                     Pre-stock split                                                              $3.53         $2.84
                     Post-stock split                                                             $2.35         $1.89
                    -------------------------------------------------------------------------------------------------
                    See accompanying Notes to Financial Statements.


- --------------------------------------------------------------------------------------------------------------------
                                                     Three months ended
- ---------------------------------------------------------------------------------------------------------------------
       SEPT. 30,                 June 30,                 March 31,                  Dec. 31,                Sept. 30,
            1994                     1994                      1994                     1993                      1993
- ----------------------------------------------------------------------------------------------------------------------
           $ 473                    $ 427                     $ 406                    $ 395                     $ 401
              18                       17                        30                       16                        14
               8                        9                         9                       11                        17

               7                        7                         7                       12                        15
               1                        1                         2                        3                         2
               6                        6                         7                        2                         4
              80                       72                        61                       61                        62
- ----------------------------------------------------------------------------------------------------------------------
             593                      539                       522                      500                       515
- ----------------------------------------------------------------------------------------------------------------------
             120                      100                        92                      100                       108
              25                       17                         9                       10                        11

              23                       13                        10                        8                         9
               6                        7                         4                        1                         2
               2                        1                         1                        1                         1
              14                        9                        11                        7                        10
              27                       28                        28                       29                        31
- ----------------------------------------------------------------------------------------------------------------------
             217                      175                       155                      156                       172
- ----------------------------------------------------------------------------------------------------------------------
             376                      364                       367                      344                       343
              15                       20                        20                       25                        30
- ----------------------------------------------------------------------------------------------------------------------
             361                      344                       347                      319                       313
- ----------------------------------------------------------------------------------------------------------------------
             399                      412                       436                      429                       419
             (15)                       8                         2                       10                         7
- ----------------------------------------------------------------------------------------------------------------------
             384                      420                       438                      439                       426
- ----------------------------------------------------------------------------------------------------------------------
             237                      237                       245                      235                       237
              50                       52                        50                       52                        50
              51                       51                        46                       48                        48
              35                       40                        53                       45                        34
              30                       30                        37                       34                        31

              23                       23                        27                       22                        23
              21                       20                        21                       21                        20
              15                       16                        16                       16                        16

               9                       10                        12                       10                        12
              32                       32                        31                       44                        35
             (12)                      (3)                       (8)                       7                        14
             104                        -                         -                        -                         -
- ----------------------------------------------------------------------------------------------------------------------
             595                      508                       530                      534                       520
- ----------------------------------------------------------------------------------------------------------------------
             150                      256                       255                      224                       219
              72                       98                        99                       85                        80
- ----------------------------------------------------------------------------------------------------------------------
              78                      158                       156                      139                       139
              15                       15                        15                       16                        16
- ----------------------------------------------------------------------------------------------------------------------
           $  63                    $ 143                     $ 141                    $ 123                     $ 123
- ----------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------

           $ .64                    $1.45                     $1.44                    $1.25                     $1.25
           $ .42                    $ .97                     $ .96                    $ .84                     $ .83

           $ .64                    $1.45                     $1.44                    $1.25                     $1.25
           $ .42                    $ .97                     $ .96                    $ .84                     $ .83
- ----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)


                                                                                SEPT. 30,      Dec. 31,     Sept. 30,
               (dollar amounts in millions)                                          1994          1993          1993
- ---------------------------------------------------------------------------------------------------------------------
Assets         Cash and due from banks                                            $ 2,222       $ 2,171       $ 1,616
               Interest-bearing deposits with banks                                   472           889         1,425
               Federal funds sold and securities purchased under
                agreements to resell                                                  513           574           612
               Other money market investments                                          40           303           341
               Trading account securities                                             310           116           301
               Securities available for sale (approximate
                fair value of $2,920 and $2,749 at Dec. 31, 1993 and
                September 30, 1993)                                                 2,847         2,916         2,740
               Investment securities (approximate fair value
                of $3,130, $2,486 and $2,444)                                       3,301         2,432         2,368
               Loans, net of unearned discount of $72, $74 and $45                 26,012        24,484        23,472
               Reserve for credit losses                                             (611)         (600)         (588)
               ------------------------------------------------------------------------------------------------------
                    Net loans                                                      25,401        23,884        22,884
               Customers' acceptance liability                                        219           146           142
               Premises and equipment                                                 546           524           542
               Acquired property, net of reserves of $30, $37 and $28                 104           139           160
               Goodwill                                                               843           826           773
               Core deposit and other identified intangibles recorded in
                connection with acquisitions                                          224           258           273
               Purchased mortgage servicing rights and
                purchased credit card relationships                                   323           204           194
               Segregated assets, net of reserves of $4, $4 and $4                    111           183           240
               Other assets                                                         1,775         1,487         1,234
               ------------------------------------------------------------------------------------------------------
                    Total assets                                                  $39,251       $37,052       $35,845
               ------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
Liabilities    Noninterest-bearing deposits in domestic offices                   $ 5,728       $ 6,906       $ 6,000
               Interest-bearing deposits in domestic offices                       18,244        19,475        19,213
               Interest-bearing deposits in foreign offices                         3,160         1,183         1,120
               ------------------------------------------------------------------------------------------------------
                    Total deposits                                                 27,132        27,564        26,333
               Federal funds purchased and securities sold under
                agreements to repurchase                                            2,591           978         1,319
               U.S. Treasury tax and loan demand notes                                939           711           267
               Commercial paper                                                       242           134           122
               Other funds borrowed                                                   743           310           519
               Acceptances outstanding                                                219           146           142
               Other liabilities                                                    1,528         1,081           977
               Notes and debentures (with original maturities over one year)        1,572         1,990         2,021
               ------------------------------------------------------------------------------------------------------
                    Total liabilities                                              34,966        32,914        31,700
- ---------------------------------------------------------------------------------------------------------------------
Shareholders'  Preferred stock                                                        590           592           660
equity         Common shareholders' equity:
                Common stock - $.50 par value
                  Authorized - 200,000,000 shares
                  Issued - 146,934,696 (a); 103,427,262; and 103,426,971 shares        73            52            52
                Additional paid-in capital                                          1,844         2,038         2,038
                Retained earnings                                                   1,773         1,629         1,549
                Warrants                                                               37            37            37
                Net unrealized loss on assets
                  available for sale (net of taxes)                                   (32)            -             -
                Treasury stock, - ;7,774,346; and 7,413,377 shares at cost              -          (210)         (191)
               ------------------------------------------------------------------------------------------------------
                    Total common shareholders' equity                               3,695         3,546         3,485
               ------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                      4,285         4,138         4,145
               ------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                    $39,251       $37,052       $35,845
               ------------------------------------------------------------------------------------------------------

               (a) Restated for the three-for-two stock split declared September 20,1994 effective November 15, 1994. See accompanying Notes to Financial Statements.


CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Bank Corporation (and its subsidiaries)


                                                                                                    Nine months ended
                                                                                                      September 30,
                         (in millions)                                                             1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                              $  392       $   322
operating activities     Adjustments to reconcile net income to net
                          cash provided by operating activities:
                          Amortization of goodwill, core deposit and other identified
                           intangibles recorded in connection with acquisitions                      73            56
                          Amortization of purchased mortgage servicing rights
                           and purchased credit card relationships                                   31            34
                          Depreciation and other amortization                                        71            66
                          Deferred income tax expense                                                38            37
                          Provision for credit losses                                                55           100
                          Provision for real estate acquired and other losses                         1            54
                          Merger expenses                                                           104           175
                          Net gains on dispositions of acquired property                            (24)           (8)
                          Net (increase) decrease in accrued interest receivable                    (39)           75
                          Net increase in trading account securities activity                      (192)         (189)
                          Net increase (decrease) in accrued interest payable,
                            net of amounts prepaid                                                   35           (10)
                          Net decrease in residential mortgages held for sale                       188            92
                          Net increase (decrease) in other operating activities                     (51)           92
                          -------------------------------------------------------------------------------------------
                                Net cash provided by operating activities                           682           896
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in term deposits                                              680           394
investing activities     Net (increase) decrease in federal funds sold and
                          securities purchased under agreements to resell                            61          (331)
                         Funds invested in securities available for sale                         (9,838)       (7,958)
                         Proceeds from sales of securities available for sale                     2,370         8,700
                         Proceeds from maturities of securities available for sale                7,718         1,446
                         Funds invested in investment securities                                 (1,408)         (504)
                         Proceeds from sales of investment securities                                 -           641
                         Proceeds from maturities of investment securities                          381           178
                         Net increase in credit card receivables                                   (484)          (34)
                         Net principal collected (disbursed) on loans to customers               (1,028)          593
                         Loan portfolio purchases                                                  (182)          (56)
                         Proceeds from the sale of loan portfolios                                  136            32
                         Purchases of premises and equipment                                       (112)          (81)
                         Proceeds from sales of premises and equipment                                1             4
                         Proceeds from sales of acquired property                                    70            85
                         Cash paid in purchase of U.S. Bancorp Mortgage Company                    (154)            -
                         Cash paid in purchase of Glendale Bancorporation,
                           net of cash received                                                     (13)            -
                         Cash paid in purchase of The Boston Company, net of cash received            -        (1,134)
                         Net (increase) decrease in other investing activities                       (2)            4
                         --------------------------------------------------------------------------------------------
                                Net cash provided (used) in investing activities                 (1,804)        1,979
- ---------------------------------------------------------------------------------------------------------------------

Mellon Bank Corporation (and its subsidiaries)


                                                                                                    Nine months ended
                                                                                                      September 30,
                         (in millions)                                                             1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in transaction and savings deposits                          (793)         (269)
financing activities     Net increase (decrease) in customer term deposits                          148        (2,421)
                         Net increase (decrease) in federal funds purchased and
                          securities sold under agreements to repurchase                          1,613          (335)
                         Net increase (decrease) in U.S. Treasury tax and loan demand notes         228           (10)
                         Net increase (decrease) in commercial paper                                108           (57)
                         Repurchase and repayments of longer-term debt                             (420)         (872)
                         Net proceeds from issuance of longer-term debt                               1           949
                         Net proceeds from issuance of common and preferred stock                    14           494
                         Repurchase of common stock                                                   -           (35)
                         Dividends paid on common and preferred stock                              (174)         (135)
                         Net increase (decrease) in other financing activities                      435          (567)
                         --------------------------------------------------------------------------------------------
                                Net cash provided (used) in financing activities                  1,160        (3,258)
                         Effect of foreign currency exchange rates                                   13            24
- ---------------------------------------------------------------------------------------------------------------------
Change in cash and       Net increase (decrease) in cash and due from banks                          51          (359)
due from banks           Cash and due from banks at beginning of period                           2,171         1,975
                         --------------------------------------------------------------------------------------------
                         Cash and due from banks at end of period                               $ 2,222       $ 1,616
                         --------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
Supplemental             Interest paid                                                             $512          $509
disclosures              Net income taxes paid                                                      217           162
- ---------------------------------------------------------------------------------------------------------------------
                         See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)


                                                                                                   Nine months ended
                                                                                                      September 30,
                         (dollar amounts in millions, except per share amounts)                    1994          1993
- ---------------------------------------------------------------------------------------------------------------------
Shareholders' equity     Balance at beginning of period                                          $4,138        $3,337
                         Net income                                                                 392           322
                         Issuance of 6,812,500 shares of common
                          stock, net of issuance costs                                                -           344
                         Issuance of Series K preferred stock, net of
                          issuance costs                                                              -           193
                         Issuance of warrants                                                         -            37
                         Dividends on preferred stock:
                           Series B                                                                   -            (3)
                           Series D                                                                  (3)           (3)
                           Series H                                                                 (13)          (13)
                           Series I                                                                 (11)          (11)
                           Series J                                                                  (6)           (6)
                           Series K                                                                 (12)          (11)
                         Dividends on common stock                                                 (194)          (90)
                         Common stock issued under dividend reinvestment and
                          common stock purchase plan                                                  8            35
                         Exercise of stock options                                                    8             9
                         Unrealized loss, net of tax, on assets classified as available
                           for sale                                                                 (32)            -
                         Exercise of warrants                                                         -            19
                         Purchase of treasury stock                                                   -           (35)
                         Exercise of common stock and Series D
                           subscription rights                                                        -             8
                         Other                                                                       10            13
                         --------------------------------------------------------------------------------------------
                         Balance at end of period                                                $4,285        $4,145
                         --------------------------------------------------------------------------------------------
                         See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 --   Basis of presentation

            On August 24, 1994, the Corporation merged with The Dreyfus Corporation. The merger was accounted for as a pooling-of-interests. The financial information for all prior periods have been restated to present the combined balance sheet and results of operations of both companies as if the merger had been in effect for all periods presented. Further information pertaining to the merger is presented in Note 3 -- Merger with The Dreyfus Corporation.

            All per common share and average common share information has been restated for the three-for-two common stock split effective November 15, 1994.

            The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's and Dreyfus' 1993 Annual Reports on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.


Note 2 --   Adoption of Financial Accounting Standards

            The Corporation adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," on a prospective basis in the first quarter of 1994.

            The effect of adopting FAS No. 112 was immaterial to operating expense in the third quarter of 1994, but resulted in an approximately $1 million increase in operating expense and a reduction in primary net income per common share, on a post-stock split basis, of approximately $.01 in the first nine months of 1994.

            At September 30, 1994, the adjustments to fair value required by FAS No. 115 were unrealized losses of $29 million on securities available for sale and $20 million on loans with a corresponding reduction in shareholders' equity of $32 million net of tax. The reduction in loans related to the valuation of approximately $159 million (carrying value before adjustment) of Mexican Brady bonds. Implementation of Interpretation No. 39 increased the Corporation's assets and liabilities by $197 million at September 30, 1994.


Note 3 --   Merger with The Dreyfus Corporation

            On August 24, 1994, the Corporation merged with The Dreyfus Corporation, a mutual fund company that employs approximately 2,000 people and is headquartered in New York City. The transaction was accounted for under the pooling- of-interests method of accounting. As provided for in the merger agreement, each share of Dreyfus common stock was converted into 0.88017 shares of the Corporation's common stock, resulting in 32.2 million shares of the Corporation's common stock being issued.

            In accordance with the pooling-of-interests method of accounting, the Corporation's financial statements have been restated for all periods presented to reflect the results of Dreyfus. Operating results for the Corporation and Dreyfus for the six months ended June 30, 1994, and three and nine months ended September 30, 1993, prior to restatement, are presented on the following page.


- -----------------------------------------------------------------------------------------------------------------------
                                            Six months ended            Three months ended            Nine months ended
(in millions)                                  June 30, 1994            September 30, 1993           September 30, 1993
- -----------------------------------------------------------------------------------------------------------------------
The Corporation
    Total revenue                                     $1,398                        $  671                       $1,902
    Net income                                        $  265                        $  114                       $  247
- -----------------------------------------------------------------------------------------------------------------------
Dreyfus
    Total revenue                                     $  191                        $   98                       $  283
    Net income                                        $   49                        $   25                       $   75
- -----------------------------------------------------------------------------------------------------------------------
Combined
    Total revenue                                     $1,589                        $  769                       $2,185
    Net income                                        $  314                        $  139                       $  322
- -----------------------------------------------------------------------------------------------------------------------

Note 4 --  Securities
SECURITIES AVAILABLE FOR SALE

                                             SEPTEMBER 30, 1994                           September 30, 1993
                                        ------------------------------------     -------------------------------------
                                        AMORTIZED  GROSS  UNREALIZED    FAIR     Amortized   Gross unrealized      Fair
(in millions)                               COST  GAINS      LOSSES    VALUE          cost  Gains     Losses     value
- ----------------------------------------------------------------------------------------------------------------------
U.S. Treasury                             $1,138    $ -         $ -   $1,138        $  768    $ 4        $ -    $  772
U.S. agency mortgage-backed                  534      1          33      502           167      3          -       170
Other U.S. agency                          1,090      -           -    1,090         1,702      -          -     1,702
- ----------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                   2,762      1          33    2,730         2,637      7          -     2,644
Other mortgage-backed                         10      -           -       10            26      -          -        26
Other securities                             104      4           1      107            77      2          -        79
- ----------------------------------------------------------------------------------------------------------------------
  Total securities available for sale     $2,876    $ 5         $34   $2,847        $2,740    $ 9        $ -    $2,749
- ----------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were $1 million and $14 million in the third quarter and first nine months of 1994, respectively. Gross realized losses were $16 million and $19 million in the third quarter and first nine months of 1994, respectively. Gross realized gains on the sale of securities available for sale were $87 million in the first nine months of 1993. Proceeds from the sale of securities available for sale totaled $1.509 billion and $2.370 billion in the third quarter and first nine months of 1994, respectively. Proceeds from the sale of securities available for sale totaled $2.642 billion and $8.700 billion in the third quarter and first nine months of 1993, respectively. At September 30, 1994, net unrealized losses of $29 million is recorded in shareholders' equity, net of its tax effect, in accordance with FAS No. 115.


INVESTMENT SECURITIES

                                             SEPTEMBER 30, 1994                             September 30, 1993
                                       -------------------------------------     -------------------------------------
                                       AMORTIZED   GROSS UNREALIZED     FAIR     Amortized  Gross unrealized      Fair
(in millions)                               COST  GAINS      LOSSES    VALUE          cost  Gains     Losses     value
- ----------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $    43    $ -       $   1  $    42        $   30   $   -       $ -   $    30
U.S. agency mortgage-backed                3,023      2         172    2,853         1,792      69         -     1,861
Other U.S. agency                              4      -           -        4             -       -         -         -
- ----------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                   3,070      2         173    2,899         1,822      69         -     1,891
Other mortgage-backed                         52      -           -       52           122       -         -       122
Other investment securities                  179      1           1      179           424      13         6       431
- ----------------------------------------------------------------------------------------------------------------------
  Total investment securities            $ 3,301    $ 3       $ 174  $ 3,130        $2,368    $ 82       $ 6    $2,444
- ----------------------------------------------------------------------------------------------------------------------

Note: There were no sales of investment securities during the third quarter and first nine months of 1994. Gross realized gains were $7 million and $29 million in the third quarter and first nine months of 1993, respectively. Gross realized losses were $26 million in the first nine months of 1993. Proceeds from the sale of securities totaled $77 million and $641 million in the third quarter and first nine months of 1993, respectively.


Note 5 --   Other assets

                                                           SEPT. 30,                  Dec. 31,               Sept. 30,
(in millions)                                                   1994                      1993                    1993
- ----------------------------------------------------------------------------------------------------------------------
Prepaid expense                                               $  303                    $  284                  $  296
Interest receivable                                              195                       156                     151
Accounts receivable                                              184                       147                     180
Receivables related to
  off-balance-sheet instruments                                  197                         -                       -
Other                                                            896                       900                     607
- ----------------------------------------------------------------------------------------------------------------------
  Total other assets                                          $1,775                    $1,487                  $1,234
- ----------------------------------------------------------------------------------------------------------------------


Note 6 --     Preferred stock

The following table summarizes the Corporation's preferred stock outstanding at September 30, 1994. Each series of preferred stock has a par value of $1.00
per share.   A detailed description of the Corporation's outstanding preferred stock is provided in Note 11 of the Notes to Financial Statements in the 1993 Annual Report on Form 10-K.



- ----------------------------------------------------------------------------------------------------------------------
                                                                                            Balances at
                                     Liquidation                                    ---------------------------------
(dollar amounts in millions,          preference           Shares         Shares    SEPT. 30,     Dec. 31,   Sept. 30,
 except per share amounts)             per share       authorized         issued         1994         1993        1993
- ----------------------------------------------------------------------------------------------------------------------
Convertible preferred stock
 (Series B)                                  $25                -              -        $   -        $   -        $ 68
Junior convertible preferred
 stock (Series D)(a)                           1                -              -            -            2           2
10.40% preferred stock (Series H)             25        6,400,000      6,400,000          155          155         155
9.60% preferred stock (Series I)              25        6,000,000      6,000,000          145          145         145
8.50% preferred stock (Series J)              25        4,000,000      4,000,000           97           97          97
8.20% preferred stock (Series K)              25        8,000,000      8,000,000          193          193         193
                                                                                         ----         ----        ----
   Total preferred stock                                                                 $590         $592        $660
                                                                                         ====         ====        ====

- ----------------------------------------------------------------------------------------------------------------------

(a) The Series D junior convertible preferred stock was converted to common stock in the third quarter of 1994.


Note 7 --
Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.


            ---------------------------------------------------------------
                                                          Nine months ended
                                                             September 30,
            (in millions)                                  1994         1993
            ----------------------------------------------------------------
             Net transfers to real estate acquired          $  11      $  27
             Purchase of The Boston Company:
               Fair value of noncash assets acquired            -      7,338
               Liabilities assumed                              -     (6,052)
               Stock issued                                     -       (115)
               Warrants issued                                  -        (37)
                                                            -----     ------
                 Net cash paid                                  -      1,134
             Purchase of U.S. Bancorp Mortgage Company:
               Fair value of noncash assets acquired          154          -
               Liabilities assumed                              -          -
                                                            -----     ------
                 Net cash paid                                154          -
             Purchase of Glendale Bancorporation:
               Fair value of noncash assets acquired          236          -
               Liabilities assumed                           (223)         -
                                                             ----     ------
                 Net cash paid                                 13          -
             Net transfers to segregated assets                 3        147
                ------------------------------------------------------------


Note 8 --   Legal proceedings

            A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Note 9 --   Computation of primary and fully diluted net income per common share





                                                                  Three months ended                 Nine months ended
(dollar amounts in millions, except per                                September 30,                     September 30,
 share amounts; common shares in thousands)                         1994        1993                 1994         1993
- ----------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                          $  64       $ 124                $ 351        $ 278
- ----------------------------------------------------------------------------------------------------------------------

Stock and stock equivalents (average shares)(b):
  Common shares outstanding                                      145,591     143,610              144,355      140,852
  Common shares issuable upon conversion
   of Series D preferred stock                                     1,692       2,469                2,263        2,430
  Other common stock equivalents, net of shares
   assumed to be repurchased under the treasury
   stock method:
   Stock options                                                   2,012       2,474                2,086        2,536
   Warrants                                                          597         508                  543          406
   Common stock subscription rights                                    -         126                    -          185
   Series D preferred stock subscription rights                        1          51                    1           74
- ----------------------------------------------------------------------------------------------------------------------
     Total stock and stock equivalents                           149,893     149,238              149,248      146,483
- ----------------------------------------------------------------------------------------------------------------------

Primary net income per common share (c)                           $  .42      $  .83               $ 2.35       $ 1.89
- ----------------------------------------------------------------------------------------------------------------------


FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                           $ 64        $124                 $351         $278
- ----------------------------------------------------------------------------------------------------------------------

Stock, stock equivalents and potentially
 dilutive items (average shares)(b):
  Common shares outstanding                                      145,591     143,610              144,355      140,852
  Common shares issuable upon conversion of
   Series D preferred stock                                        1,692       2,469                2,263        2,430
  Other common stock equivalents, net of shares
   assumed to be repurchased under the treasury
   stock method                                                    2,612       3,201                2,632        3,251
  7 1/4% Convertible Subordinated Capital Notes                      133         135                  134          137
- ----------------------------------------------------------------------------------------------------------------------
     Total stock, stock equivalents
      and other dilutive items                                   150,028     149,415              149,384      146,670
- ----------------------------------------------------------------------------------------------------------------------

Fully diluted net income per common share (c)                      $ .42       $ .83                $2.35        $1.89
- ----------------------------------------------------------------------------------------------------------------------

See footnotes on following page.

Note 9 -- Computation of primary and fully diluted net income per common share (continued)


(a) After adding back Series D preferred stock dividends of $1 million in both the third quarter of 1994 and 1993, and $4 million and $3 million in the first nine months of 1994 and 1993, respectively. The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

(b) Common share amounts have been restated to reflect a three-for-two common stock split declared September 20, 1994, payable November 15, 1994.

(c)  Calculated based on unrounded numbers.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES

                                                                                   Nine months ended
                                                                  ------------------------------------------------------
                                                                          SEPT. 30, 1994           Sept. 30, 1993
                                                                        AVERAGE        AVERAGE   Average        Average
                 (dollar amounts in millions)                           BALANCE   YIELDS/RATES   balance   yields/rates
- ------------------------------------------------------------------------------------------------------------------------
Assets           Interest-earning assets:
                   Interest-bearing deposits with banks                 $   865       4.06%      $ 1,723       3.61%
                   Federal funds sold and securities purchased
                    under agreements to resell                              772       3.60         1,876       3.01
                   Other money market investments                           169       3.74           459       3.74
                   Trading account securities                               413       6.05           290       5.89
                   Securities:
                     U.S. Treasury and agency securities                  4,673       5.64         4,092       5.61
                     Obligations of states and political
                      subdivisions                                          114       7.22           176       6.72
                     Other                                                  391       4.36           516       4.61
                   Loans, net of unearned discount                       24,658       7.47        21,269       7.45
                                                                         ------                   ------
                      Total interest-earning assets                      32,055       6.94%       30,401       6.58%
                 Cash and due from banks                                  2,395                    2,115
                 Customers' acceptance liability                            139                      133
                 Premises and equipment                                     530                      513
                 Net acquired property                                      118                      214
                 Other assets                                             3,250                    2,458
                 Reserve for credit losses                                 (612)                    (554)
                 --------------------------------------------------------------------------------------------------------
                      Total assets                                      $37,875                  $35,280
- -------------------------------------------------------------------------------------------------------------------------
Liabilities      Interest-bearing liabilities:
and                Deposits in domestic offices:
shareholders'        Demand (a)                                         $ 2,159       (.20)%     $ 2,006        .15%
equity               Money market and other savings accounts              9,613       1.84         8,458       1.71
                     Retail savings certificates                          6,586       3.46         7,746       3.21
                     Other time deposits                                    272       6.24           409       5.75
                   Deposits in foreign offices                            1,710       4.02         1,000       4.01
                                                                        -------                   ------
                      Total interest-bearing deposits                    20,340       2.39        19,619       2.35
                   Federal funds purchased and securities sold
                    under agreements to repurchase                        1,582       3.88         1,077       3.07
                   U.S. Treasury tax and loan demand notes                  603       3.67           225       2.84
                   Commercial paper                                         144       4.00           218       3.24
                   Other funds borrowed                                     625       7.28           604       6.09
                   Notes and debentures (with original maturities
                     over one year)                                       1,834       6.04         1,981       6.23
                                                                        -------                   ------
                      Total interest-bearing liabilities                 25,128       2.91%       23,724       2.81%
                 Total noninterest-bearing deposits                       6,904                    6,598
                 Acceptances outstanding                                    139                      135
                 Other liabilities                                        1,440                      919
                 --------------------------------------------------------------------------------------------------------
                      Total liabilities                                  33,611                   31,376
                 --------------------------------------------------------------------------------------------------------
                 Shareholders' equity                                     4,264                    3,904
                 --------------------------------------------------------------------------------------------------------
                      Total liabilities and shareholders' equity        $37,875                  $35,280
- -------------------------------------------------------------------------------------------------------------------------
Rates            Yield on total interest-earning assets                               6.94%                    6.58%
                 Cost of funds supporting interest-earning assets                     2.28%                    2.19%
                 -----------------------------------------------------------------------------------------------------
                 Net interest margin:
                   Taxable equivalent basis                                           4.66%                    4.39%
                   Without taxable equivalent increments                              4.62%                    4.33%
                 -----------------------------------------------------------------------------------------------------

                 (a) In the first nine months of 1994 and the fourth quarter of 1993, revenue generated through the use of off-balance-sheet instruments more than offset the interest expense on demand deposits.
                 Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates


- ---------------------------------------------------------------------------------------------------------------------------
                                                    Three months ended
- ---------------------------------------------------------------------------------------------------------------------------

   SEPT. 30, 1994             June 30, 1994           March 31, 1994            Dec. 31, 1993            Sept. 30, 1993
AVERAGE       AVERAGE     Average       Average    Average       Average    Average       Average     Average       Average
BALANCE  YIELDS/RATES     balance  yields/rates    balance  yields/rates    balance  yields/rates     balance  yields/rates
- ---------------------------------------------------------------------------------------------------------------------------
$   670      4.58%        $   893      4.08%       $ 1,033      3.68%      $ 1,203        3.66%     $ 1,853        3.66%

    697      4.24             779      3.64            844      3.01         1,580        3.08        1,967        3.05
     99      4.40             141      4.05            270      3.33           337        3.71          338        3.41
    351      6.60             386      6.15            504      5.57           206        4.98          266        5.67

  4,987      5.92           4,784      5.56          4,239      5.37         4,203        5.15        3,989        5.25

    108      7.23             109      7.03            125      7.38           135        7.35          165        6.58
    326      5.09             413      4.13            434      4.01           523        4.13          549        5.14
 25,084      7.80          24,251      7.38         24,636      7.22        23,229        7.05       23,232        7.13
 ------                    ------                   ------                  ------                  -------
 32,322      7.32%         31,756      6.85%        32,085      6.65%       31,416        6.37%      32,359        6.36%
  2,253                     2,381                    2,554                   2,333                    2,121
    147                       132                      137                     133                      127
    541                       526                      523                     534                      541
    108                       116                      130                     150                      185
  3,262                     3,196                    3,294                   2,719                    2,731
   (617)                     (610)                    (610)                   (597)                    (598)
- -------------------------------------------------------------------------------------------------------------------------
$38,016                   $37,497                  $38,113                 $36,688                  $37,466
- -------------------------------------------------------------------------------------------------------------------------


$ 2,162       .79%        $ 2,157      (.66)%      $ 2,158      (.76)%     $ 2,117        (.01)%    $ 2,086         .15%
  9,372      2.13           9,588      1.84          9,885      1.56         9,686        1.53        9,630        1.73
  6,495      3.73           6,552      3.45          6,712      3.20         6,992        3.14        7,405        3.10
    165     10.77             307      4.13            347      5.91           461        6.65          477        5.87
  2,265      4.33           1,685      3.97          1,167      3.50         1,096        3.57        1,108        3.77
 ------                    ------                   ------                  ------                  -------
 20,459      2.81          20,289      2.31         20,269      2.04        20,352        2.15       20,706        2.26

  2,039      4.45           1,406      3.83          1,293      3.01         1,150        2.85        1,215        3.09
    528      4.35             689      3.69            594      3.03           222        2.86          240        2.91
    181      4.53             138      3.88            111      3.26           139        3.11          195        3.23
    776      7.36             476      7.86            619      6.71           365        7.25          733        5.56

  1,618      6.52           1,924      5.92          1,965      5.77         2,019        5.66        2,124        5.76
 ------                    ------                   ------                  ------                  -------
 25,601      3.35%         24,922      2.83%        24,851      2.53%       24,247        2.56%      25,213        2.71%
  6,504                     6,700                    7,521                   7,151                    7,070
    147                       132                      137                     133                      128
  1,418                     1,483                    1,419                   1,016                      975
- -------------------------------------------------------------------------------------------------------------------------
 33,670                    33,237                   33,928                  32,547                   33,386
- -------------------------------------------------------------------------------------------------------------------------
  4,346                     4,260                    4,185                   4,141                    4,080
- -------------------------------------------------------------------------------------------------------------------------
$38,016                   $37,497                  $38,113                 $36,688                  $37,466
- -------------------------------------------------------------------------------------------------------------------------
             7.32%                     6.85%                    6.65%                     6.37%                    6.36%
             2.66%                     2.22%                    1.96%                     1.98%                    2.11%
- ------------------------------------------------------------------------------------------------------------------------

             4.66%                     4.63%                    4.69%                     4.39%                    4.25%
             4.62%                     4.59%                    4.64%                     4.34%                    4.20%
- ------------------------------------------------------------------------------------------------------------------------

   approximating 35%, using dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements.
   Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

SELECTED STATISTICAL INFORMATION

COMPOSITION OF LOAN PORTFOLIO

Mellon Bank Corporation (and its subsidiaries)


                                                     SEPT. 30,       June 30,     March 31,      Dec. 31,     Sept. 30,
(in millions)                                            1994           1994          1994          1993          1993
- -----------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
  Commercial and financial                            $ 9,903 (a)    $ 9,339       $ 9,199       $ 9,091       $ 8,020
- ----------------------------------------------------------------------------------------------------------------------
  Commercial real estate                                1,608 (b)      1,622         1,638         1,721         1,718
- ----------------------------------------------------------------------------------------------------------------------
  Consumer credit:
   Consumer mortgage                                    8,503          8,156         8,166         8,191         8,258
   Credit card                                          1,985          1,666         1,485         1,441         1,365
   Other consumer credit                                2,418          2,378         2,481         2,372         2,314
- ----------------------------------------------------------------------------------------------------------------------
     Total consumer credit                             12,906         12,200        12,132        12,004        11,937
- ----------------------------------------------------------------------------------------------------------------------
  Lease finance assets                                    744            704           715           718           709
- ----------------------------------------------------------------------------------------------------------------------
     Total domestic loans                              25,161         23,865        23,684        23,534        22,384
- ----------------------------------------------------------------------------------------------------------------------
INTERNATIONAL LOANS                                       851            866           853           950         1,088
- ----------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned discount (c)        $26,012        $24,731       $24,537       $24,484       $23,472
- ----------------------------------------------------------------------------------------------------------------------

(a)    Includes $36 million of FDIC loss share loans.

(b) Includes $157 million of FDIC loss share loans. Includes $515 million of loans secured by owner-occupied commercial real estate but not made for the purpose of real estate construction or financing.

(c)    Excludes segregated assets.



DEPOSITS

Mellon Bank Corporation (and its subsidiaries)


                                                      SEPT. 30,     June 30,     March 31,      Dec. 31,     Sept. 30,
(in millions)                                              1994         1994          1994          1993          1993
- ----------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
  Interest-bearing:
   NOW accounts                                         $ 2,121      $ 2,175       $ 2,175       $ 2,196       $ 2,050
   Money market and other savings accounts                9,391        9,601         9,783        10,031         9,495
   Retail savings certificates                            6,566        6,513         6,610         6,813         7,187
   Other time deposits                                      166          280           345           435           481
- ----------------------------------------------------------------------------------------------------------------------
       Total interest-bearing                            18,244       18,569        18,913        19,475        19,213
  Noninterest-bearing                                     5,728        5,772         6,275         6,906         6,000
- ----------------------------------------------------------------------------------------------------------------------
       Total deposits in domestic offices                23,972       24,341        25,188        26,381        25,213
- ----------------------------------------------------------------------------------------------------------------------
Deposits in foreign offices                               3,160        1,867         1,598         1,183         1,120
- ----------------------------------------------------------------------------------------------------------------------
       Total deposits                                   $27,132      $26,208       $26,786       $27,564       $26,333
- ----------------------------------------------------------------------------------------------------------------------

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

On February 12, 1991, a jury in Colorado rendered a verdict in a lender liability lawsuit in which the Corporation was one of the defendants. The jury awarded actual damages of $42 million and punitive damages of $23 million in favor of the plaintiffs. In the lawsuit, the plaintiffs contended that the Corporation breached certain obligations and failed to disclose certain information in connection with its lending relationships with the plaintiffs. On June 6, 1991, a district judge in Colorado entered a judgment reducing the award to $16 million in actual damages, plus interest, and $12 million in punitive damages. On January 27, 1994, the Colorado Court of Appeals affirmed the judgment for plaintiffs for compensatory damages in the reduced amount of $5.36 million, plus interest since November 1, 1989, and vacated the judgment for punitive damages and remanded to the trial court with the direction to reconsider the amount, if any, of punitive damages. By Colorado law, the amount of the punitive damages cannot exceed the amount of the compensatory damages. Both plaintiffs and defendants filed petitions for rehearing before the Court of Appeals, which were denied on March 31, 1994. All parties petitioned the Supreme Court of Colorado for review. On September 29, 1994, the parties entered into a settlement agreement regarding all aspects of this litigation, and on October 4, 1994, the suit was dismissed. The terms of settlement did not have a material adverse effect on the Corporation's financial condition.

Subsequent to the announcement of the merger with Dreyfus but prior to its consummation, plaintiffs who claim to be shareholders of Dreyfus commenced six purported class action suits in the Supreme Court of the State of New York, County of New York, naming Dreyfus, the individual directors of Dreyfus and (in five of the cases) the Corporation as defendants. In those complaints, the plaintiffs, among other things, objected to the terms of the proposed merger and sought injunctive relief against its consummation, as well as compensatory and punitive damages. The Corporation believes that these complaints lack merit.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Corporation's special meeting of shareholders held on August 23, 1994, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matter was voted upon by shareholders. The same matter was voted upon by Shareholders of The Dreyfus Corporation at a special meeting held on August 23, 1994.

Approval of the Amended and Restated Agreement and Plan of Merger dated as of December 5, 1993, by and among The Dreyfus Corporation ("Dreyfus"), Mellon Bank Corporation (the "Corporation"), Mellon Bank, N.A. ("Mellon Bank"), and XYZ Sub Corporation, a wholly owned subsidiary of Mellon Bank ("Merger Subsidiary"), pursuant to which Merger Subsidiary would be merged with and into Dreyfus, and Dreyfus would become a wholly owned subsidiary of Mellon Bank and an indirect wholly owned subsidiary of the Corporation (the "Merger").


                      Mellon Bank Corporation Shareholder Voting Results
                         For                              54,812,228
                         Against                           1,167,777
                         Abstain                             115,708

Abstentions and broker non-votes are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation's incorporation.

                      The Dreyfus Corporation Shareholder Voting Results
                          For                              30,748,948
                          Against                             697,950
                          Abstain                             114,571

Abstentions and broker non-votes are not counted for voting purposes under New York law, the jurisdiction of Dreyfus' incorporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   10.1 First Amendment to the Employment Agreement dated as of July 25, 1993 between Mellon Bank, N.A. and W. Keith Smith. (Management contract or compensatory plan arrangement.)

   12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

   12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

(b) Reports on Form 8-K

   During the third quarter of 1994, the Corporation filed the following Current Reports on Form 8-K:

   (1) A report dated July 15, 1994, which included, under Items 5 and 7, the unaudited pro forma condensed income statement of the Corporation and The Boston Company (TBC) for the full year of 1993 as if the Corporation's acquisition of TBC had been effective January 1, 1993.

   (2) A report dated July 19, 1994, which included, under Item 7, the Corporation's press release regarding second quarter and first six months 1994 financial results.

   (3) A report dated August 24, 1994, which included, under Items 2 and 7, the Corporation's press release announcing the merger with The Dreyfus Corporation.

   (4) A report dated September 20, 1994, which included, under Item 5, the Corporation's press release announcing the increase in the Corporation's common stock dividend and a three-for-two split of the Corporation's common stock.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MELLON BANK CORPORATION
                                        (Registrant)




Date:  November 10, 1994                 By:      Steven G. Elliott
                                             ----------------------
                                             Steven G. Elliott
                                             Vice Chairman,
                                             Chief Financial Officer
                                             and Treasurer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer of
                                             the Registrant)

CORPORATE INFORMATION


Business         Mellon Bank Corporation is a multibank holding company incorporated under the laws of
of the           Pennsylvania and registered under the federal Bank Holding Company Act.  Its principal
Corporation      wholly owned subsidiaries are Mellon Bank, N.A., The Boston Company, Inc., Mellon Bank (DE) National Association,
                 Mellon Bank (MD) and the companies known as Mellon Financial Services Corporations.  The Dreyfus Corporation, one
                 of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank, N.A.  The Corporation's banking subsidiaries engage in retail banking, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing and various securities-related activities.  The Mellon
                 Financial Services Corporations and their subsidiaries provide commercial financial services, engage in leasing and originate commercial loans, and provide cash management, stock transfer and trust and investment management services.  The Corporation's principal executive office is located at One Mellon Bank Center, 500 Grant Street,
                 Pittsburgh, PA, 15258-0001 (Telephone: 412-234-5000).

Exchange         Mellon Bank Corporation's common, Series H preferred, Series I preferred, Series J
listing          preferred and Series K preferred stocks are traded on the New York Stock Exchange.  The trading symbols are MEL
                 (common stock), and MEL Pr H, MEL Pr I, MEL Pr J and MEL Pr K (preferred stocks).  The Transfer Agent and Registrar is Mellon Bank, N.A., P.O. Box 444, Pittsburgh, PA  15230-0444.

Dividend         Subject to approval of the board of directors, dividends are paid on Mellon Bank
payments         Corporation's common and preferred stocks on or about the 15th day of February, May, August and November.

Dividend         Under the Dividend Reinvestment and Common Stock Purchase Plan, registered holders
Reinvestment     of Mellon Bank Corporation's common stock may purchase additional common shares at
and Common       market value without brokerage commissions through reinvestment of common dividends
Stock Pur-       and/or optional cash payments.  Purchases of shares through optional cash payments are
chase Plan       subject to limitations.  Plan details are in a Prospectus dated December 15, 1993, which may be obtained from the Secretary of the Corporation.

Phone            Corporate Communications                                                 (412) 236-1264
contacts         Dividend Reinvestment Plan                                               (412) 236-8000
                 Investor Relations                                                       (412) 234-5601
                 Publication Requests                                                     (412) 234-8252
                 Stock Transfer Agent                                                     (412) 236-8000

                               Index to Exhibits





            Exhibit No.                                   Description
         -----------------        ------------------------------------------------------------


              10.1 First Amendment to the Employment Agreement dated as of July 25, 1993 between Mellon
                                  Bank, N.A.  and W. Keith Smith

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

              27                  Financial Data Schedule