Form 10-K
period 1994-12-31
MELLON BANK CORP
filed 1995-03-16
CIK 64782

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       or
           [   ] Transition Report Pursuant to Section 13 or 15(d) of
           the Securities and Exchange Act of 1934 [No Fee Required]

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

      Registrant's telephone number, including area code - (412) 234-5000

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                        Name of each exchange on which registered
         -------------------                        -----------------------------------------

Common Stock, $0.50 Par Value                                New York Stock Exchange
Rights to Purchase Common Stock                              New York Stock Exchange
Preferred Stock, Series I, $1.00 Par Value                   New York Stock Exchange
Preferred Stock, Series J, $1.00 Par Value                   New York Stock Exchange
Preferred Stock, Series K, $1.00 Par Value                   New York Stock Exchange
7-1/4% Convertible Subordinated Capital Notes Due 1999       New York Stock Exchange

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

As of February 15, 1995, there were 146,728,316 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 144,415,293 common shares having a market value of $5,415,573,488 were held by nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report.
        Mellon Bank Corporation 1995 Proxy Statement-Part III
        Mellon Bank Corporation 1994 Annual Report to Shareholders-Parts I, II and IV

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 26, including the Financial Review and Statements and Notes; Principal Locations and Operating Entities; Directors and Senior Management Committee; and Corporate Information Sections of the Registrant's 1994 Annual Report to Shareholders. Copies of the Registrant's 1994 Annual Report to Shareholders and the Proxy Statement for its 1995 Annual Meeting may be obtained free of charge by writing to:



                                        Secretary, Mellon Bank Corporation
                                        Room 1820
                                        One Mellon Bank Center
                                        500 Grant Street
                                        Pittsburgh, Pennsylvania  15258-0001

                            MELLON BANK CORPORATION
                                Form 10-K Index

- --------------------------------------------------------------------------------------------------------------------------

                                                          PART I                                                      Page
                                                                                                                      ----
Item 1.    Business

           Description of Business                                                                                      4
           Supervision and Regulation                                                                                   7
           Competition                                                                                                 10
           Employees                                                                                                   10
           Statistical Disclosure by Bank Holding Companies                                                            10

Item 2.    Properties                                                                                                  17

Item 3.    Legal Proceedings                                                                                           19

Item 4.    Submission of Matters to a Vote of Security Holders                                                         19

Executive Officers of the Registrant                                                                                   20


                                                         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                       22

Item 6.    Selected Financial Data                                                                                     22

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                       22

Item 8.    Financial Statements and Supplementary Data                                                                 23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                        23


                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant                                                          23

Item 11.   Executive Compensation                                                                                      23

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                              23

Item 13.   Certain Relationships and Related Transactions                                                              23


                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            24

                                     PART I

ITEM 1.  BUSINESS

Description of Business

Mellon Bank Corporation (the "Corporation") is a multibank holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's banking subsidiaries are located in Pennsylvania, Massachusetts, Delaware, Maryland, and New Jersey. Other subsidiaries are located in key business centers throughout the United States and abroad. At December 31, 1994, the Corporation was the twenty-fourth largest bank holding company in the United States in terms of assets.

The Corporation's principal direct subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Mellon Bank (DE) National Association, Mellon Bank (MD), Mellon PSFS Bancorporation and a number of companies known as Mellon Financial Services Corporations. The Corporation also owns a federal savings bank located in New Jersey, Mellon Bank, F.S.B. The Dreyfus Corporation ("Dreyfus"), one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank. The Corporation's banking subsidiaries engage in retail banking, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, mutual fund and various securities-related activities.

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

           Mellon Bank-Northeastern Region, headquartered in Wilkes-Barre, Pennsylvania, serves consumer and small to mid-sized commercial markets in northeastern Pennsylvania.

           Mellon PSFS, headquartered in Philadelphia, Pennsylvania, serves consumer and small commercial markets in eastern Pennsylvania and mid-sized commercial customers in eastern Pennsylvania and portions of New Jersey.

On August 24, 1994, Mellon Bank acquired Dreyfus as an operating subsidiary. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser and manager of mutual funds.

TBC, through Boston Safe Deposit and Trust Company and other subsidiaries, engages in the business of institutional trust and custody, institutional asset management, private investment management and banking services. TBC is headquartered in Boston, Massachusetts.

Mellon Bank (DE) National Association, headquartered in Wilmington, Delaware, serves consumer and small to mid-sized commercial markets throughout Delaware, and provides nationwide cardholder processing services. Mellon Bank (MD) is headquartered in Rockville, Maryland, and serves consumer and small to mid-sized commercial markets throughout Maryland. Mellon Bank (MD) has a Maryland state charter and is a member of the Federal Reserve System. Mellon Bank, F.S.B., headquartered in Paramus, New Jersey, serves consumer and small to mid-sized commercial markets.

On September 20, 1994, the Corporation acquired Glendale Bancorporation, a bank holding company located in Voorhees, New Jersey. Its subsidiaries, Glendale National Bank of New Jersey ("Glendale NJ") and Glendale Bank of Pennsylvania ("Glendale PA"), are now subsidiaries of Mellon PSFS Bancorporation. Glendale NJ, which is a national bank, and Glendale PA, which is a Pennsylvania-chartered bank, serve consumer and small commercial markets in southern New Jersey and eastern Pennsylvania.

The Corporation's banking subsidiaries operate 1,060 domestic retail banking locations, including 449 retail offices. The deposits of the national banking subsidiaries, Boston Safe Deposit and Trust, Mellon Bank (MD), Glendale PA and Mellon Bank, F.S.B. are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

Other subsidiaries of the Corporation provide a broad range of bank-related services -- including commercial financial services, equipment leasing, residential real estate loan financing, commercial loan financing, stock transfer services, cash management, mortgage servicing and numerous trust and investment management services. The types of financial products and services offered by the Corporation's subsidiaries are subject to change.

For analytical purposes, management has focused the Corporation into four core business sectors: Consumer Investment Services, Consumer Banking Services, Corporate/Institutional Investment Services and Corporate/Institutional Banking Services. Further information regarding the Corporation's core business sectors, as well as certain non-core sectors such as Real Estate Workout, is presented in the Business Sectors section on pages 10 through 12 of the Corporation's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented below. There is considerable interrelationship among these sectors.

Consumer Investment Services

The Corporation provides a broad array of personal trust services, investment services and retail mutual funds to consumers. These products and services are offered principally through the Private Asset Management trust group of Mellon Bank and Boston Safe Deposit and Trust Company, through Dreyfus and throughout the Corporation's retail banking network.

Consumer Banking Services

The Consumer Banking Services sector includes consumer lending, branch banking, small business banking, credit card, jumbo residential mortgage lending and mortgage loan origination and servicing. The consumer lending, branch banking and small business banking services primarily are offered through the Corporation's retail banking network which is comprised of 406 branch offices, 42 supermarket facilities, 611 ATM's, 10 loan sales offices and a telephone banking center. This network is primarily located in the Central Atlantic region of the United States. This banking network provides a full range of products to individuals including short- and long-term credit facilities, credit cards, mortgages, safe deposit facilities and access to ATM's. Jumbo residential mortgage lending is offered nationally through the private asset management representative offices. This sector also includes the core servicing function of the Corporation's mortgage banking operations located in Houston, Denver and Cleveland, through which the Corporation originates and services residential and commercial mortgages for institutional investors and makes residential loans nationwide.

Corporate/Institutional Investment Services

The Corporate/Institutional Investment Services sector serves the institutional markets (including employee benefit plans) by providing institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management and stock transfer services. The Corporation's subsidiaries provide these trust and investment management services while operating under the umbrella name "Mellon Trust." The Corporation also owns a number of subsidiaries that provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Through the Global Cash Management department, the Corporation offers a broad range of cash management services, including remittance processing, collections and disbursements, check processing and electronic wire transfer services. The Corporation's subsidiaries also provide services relating to defined contribution employee benefit plans under the umbrella name "Dreyfus Retirement Services."

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset based lending, certain capital markets and leasing activities, commercial real estate lending and insurance premium financing.

The Corporation provides lending and other institutional banking services to domestic and selected international markets through its Corporate Banking, Institutional Banking, Capital Markets and Leasing departments. These markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; syndicates, participates out and sells loans; offers a variety of capital markets products and services, including private placement and money market transactions; and provides equipment leasing, financing and lease advisory services. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking and provides corporate banking and capital markets services. Included in this sector is a nationwide asset based lending division which provides secured lending, principally through accounts receivable and inventory financing. As part of this sector, Middle Market Banking serves companies with annual sales between $10 million and $250 million and the health care industry on a national basis.

Real Estate lending consists of the Corporation's commercial real estate lending activities, through which it originates financing for residential, commercial, multi-family and other products.

The Corporation provides property and casualty insurance premium financing to small, mid-size and large companies in the United States through the AFCO Credit Corporation and in Canada through CAFO.

The 1994 Annual Report to Shareholders summarizes principal locations and operating entities on pages 84 through 86, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the subsidiaries of the Corporation as of December 31, 1994.

Supervision and Regulation

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, the Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. Certain of the Corporation's subsidiaries are themselves bank holding companies under the Act. As a result of its 1994 acquisition of Dreyfus and its subsidiary that is now Mellon Bank, F.S.B., the Corporation is also regulated under the Home Owner's Loan Act of 1933 as a savings and loan holding company.

The Corporation's national banking subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"); Boston Safe Deposit and Trust Company ("BSDT") is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Massachusetts Office of the Commissioner of Banks; Mellon Bank (MD) is subject to supervision, regulation and examination by the Federal Reserve Board and the State of Maryland; Glendale PA is subject to supervision, regulation and examination by the Federal Reserve Board; and Mellon Bank, F.S.B. is subject to supervision, regulation and examination by the Office of Thrift Supervision ("OTS"). Mellon Securities Trust Company, Dreyfus Trust Company and Boston Safe Deposit and Trust Company of New York are New York trust companies and are supervised by the New York State Department of Banking. Boston Safe Deposit and Trust Company of California is a California trust company and is supervised by the State of California Banking Department.

The Corporation's subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the "SEC"). Dreyfus Investment Services Corporation, a subsidiary of the Corporation, conducts a brokerage operation and Mellon Investment Products Company, a subsidiary of Mellon Bank, engages in the sale, as agent, of certain mutual fund and unit investment trust products. Dreyfus Service Corporation, a subsidiary of Dreyfus, acts as a broker/dealer for the sale of shares of the Dreyfus family of mutual funds. Dreyfus Investment Services Corporation, Mellon Investment Products Company and Dreyfus Service Corporation are registered broker/dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain subsidiaries of the Corporation are registered investment advisers under the Investment Advisers Act of 1940 and, as such, are supervised by the SEC. They are also subject to various federal and state laws and regulations and to the laws of any countries in which they do business. These laws and regulations are primarily intended to benefit clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment advisor, censures and fines. Each investment company (as defined in the Investment Company Act of 1940) which is advised by a subsidiary of the Corporation, including the Dreyfus family of mutual funds, is registered with the SEC, and the shares of most are qualified for sale in all states in the United States and the District of Columbia, except for investment companies offered only to residents of a particular state or of a foreign country and except for certain other investment companies which are exempt from such registration or qualification.

Certain of the Corporation's public finance activities are regulated by the Municipal Securities Rulemaking Board. Mellon Bank and certain of the Corporation's other subsidiaries are registered with the Commodity Futures Trading Commission (the "CFTC") as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The Corporation and its subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. The Corporation and its subsidiaries also are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations themselves. Changes in applicable law or regulation may have a material effect on the business of the Corporation.

Pennsylvania legislation authorizes bank holding companies in any state to acquire Pennsylvania banks or bank holding companies provided that Pennsylvania bank holding companies enjoy reciprocal privileges in those jurisdictions.
Most states outside the Southeast currently have such reciprocal laws. As a result, the Corporation can acquire banks in any state that has a reciprocal law. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies will be permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions.

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its banking subsidiaries and on the ability of such banking subsidiaries to pay dividends to the Corporation. These restrictions are discussed in note 17 of the Notes to Financial Statements on page 66 of the Corporation's 1994 Annual Report to Shareholders. This note is incorporated herein by reference.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation, Mellon Bank (MD), Glendale PA and the Corporation's non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to BSDT and the OTS has similar authority with respect to Mellon Bank, F.S.B.

The deposits of each of the banking subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") of the FDIC. The FDIC has adopted a risk-based assessment system to replace the previous flat-rate system. The risk-based system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Under this risk-based system, the assessment rate imposed on banks ranges from 23 cents for each $100 of domestic deposits for the healthiest institutions to 31 cents for each $100 of domestic deposits for the weakest institutions. On January 31, 1995, the FDIC staff proposed a reduction in the assessment rates applicable to the BIF (but not in rates applicable to the Savings Association Insurance Fund). For well capitalized institutions, the premium would be reduced by 83% from the current 23 cents for every $100 of deposits to 4 cents per $100 of deposits. If adopted, the proposal would not be expected to become effective before the second half of 1995.

The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Corporation. Also, under Federal Reserve Board policy, the Corporation may be expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

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

At December 31, 1994, all of the Corporation's banking subsidiaries fell into the well capitalized category based on the ratios and guidelines noted above.

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

During recent years, regulatory guidelines have been adopted, and legislation has been proposed in Congress, to address concerns regarding retail sales by banks of various nondeposit investment products, including mutual funds. Legislative and regulatory attention to these matters is likely to continue, and may intensify, in the future. Although existing statutory and regulatory requirements in this regard have not had a significant effect on the Corporation's business, there can be no assurance that future requirements will not have such an effect. Various other legislation, including proposals to restructure the banking regulatory system and the separation of banking from certain securities and other commercial activities, are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from banks; other domestic and foreign financial institutions, such as savings and loan associations, savings banks, finance companies and credit unions; and other providers of financial services, such as brokerage firms, investment companies, credit companies and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Corporate/Institutional Investment Services business sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing and outsourcing firms.

In terms of domestic deposits, Mellon Bank is the second largest commercial banking institution in Pennsylvania where it competes with approximately 250 commercial banks, 130 thrifts and numerous credit unions and consumer finance institutions. Mellon Bank competes with approximately 30 commercial banks and 40 thrifts in the six-county Pittsburgh area of Western Pennsylvania. Mellon Bank competes with approximately 40 commercial banks and 50 thrifts in the five- county Philadelphia area, one of the largest metropolitan areas in the United States. In most of the markets in which the Corporation's banking subsidiaries operate, they compete with large regional and other banking organizations in making commercial, industrial and consumer loans, and in providing products and services.

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


Employees

The Corporation and its subsidiaries had approximately 25,000 full-time equivalent employees in December 1994.


Statistical Disclosure by Bank Holding Companies

All prior years' amounts have been restated to reflect the merger with Dreyfus in August 1994, which was accounted for as a pooling of interests. Per share amounts have also been restated to reflect the three-for-two common stock split in November 1994.

I.         Distribution of Assets, Liabilities and Stockholders' Equity;
           Interest Rates and Interest Differential

           Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3, ("Guide 3") is presented in the Rate/Volume Variance Analysis on page 11. Required information is also presented in the Financial Section of the Corporation's 1994 Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 82 and 83, and in Net Interest Revenue, on page 13, which is incorporated herein by reference.

RATE/VOLUME VARIANCE ANALYSIS
- -----------------------------------------------------------------------------------------------------------------------
                                                                     Year ended December 31,
                                                    1994 over (under) 1993                   1993 over (under) 1992
                                                Due to change in        Net               Due to change in        Net
(in millions)                                   Rate      Volume       change             Rate      Volume       change
- -----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
 revenue from interest-earning
 assets:

 Interest-bearing deposits with banks         $  12       $ (36)       $ (24)            $ (5)      $  28        $  23
 Federal funds sold and securities
  purchased under agreements to resell           14         (38)         (24)              (4)         31           27
 Other money market investments                   2         (12)         (10)              (8)          7           (1)
 Trading account securities                       2           7            9               (3)         (3)          (6)
 Securities:
   U.S. Treasury and agency securities            9          34           43             (100)        (97)        (197)
   Obligations of states and political
    subdivisions                                  1          (4)          (3)              (1)          1            -
   Other                                          1          (8)          (7)              (9)        (11)         (20)
 Loans (includes loan fees)                      83         255          338             (143)        266          123
- -----------------------------------------------------------------------------------------------------------------------
      Total                                     124         198          322             (273)        222          (51)

Increase (decrease) in interest
 expense on interest-bearing
 liabilities:

 Deposits in domestic offices:
   Demand                                         2           -            2              (44)          6          (38)
   Money market and other savings accounts       27          15           42             (107)         60          (47)
   Retail savings certificates                   32         (33)          (1)             (82)         (1)         (83)
   Other time deposits                            -         (11)         (11)              (3)         (2)          (5)
 Deposits in foreign offices                      7          45           52              (14)          5           (9)
 Federal funds purchased and securities
  sold under agreements to repurchase            17          26           43               (6)        (17)         (23)
 Other short-term borrowings                      5          26           31                1         (17)         (16)
 Notes and debentures (with original
  maturities over one year)                       2         (13)         (11)             (12)         39           27
- -----------------------------------------------------------------------------------------------------------------------
      Total                                      92          55          147             (267)         73         (194)
- -----------------------------------------------------------------------------------------------------------------------

Increase in net
 interest revenue                             $  32       $ 143        $ 175            $  (6)      $ 149        $ 143
- -----------------------------------------------------------------------------------------------------------------------


Note: Amounts are calculated on a taxable equivalent basis where applicable, at tax rates approximating 35% in 1994 and 1993 and 34% in 1992, and are before the effect of reserve requirements. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

II.  Securities Portfolio

  A.  Carrying values of securities at year-end are as follows:

- --------------------------------------------------------------------------------------
INVESTMENT SECURITIES
                                                                 December 31,
(in millions)                                          1994         1993          1992
- --------------------------------------------------------------------------------------
U.S. Treasury and agency securities                  $3,045       $1,897        $2,023
Obligations of states and political
 subdivisions                                            70          129           155
Other securities:
      Other mortgage-backed securities                   48           85           126
      Bonds, notes and debentures                        29           85             6
      Stock of Federal Reserve Bank                      50           44            38
      Other                                               2          192           277
- --------------------------------------------------------------------------------------
         Total other securities                         129          406           447
- --------------------------------------------------------------------------------------
         Total securities                            $3,244       $2,432        $2,625
- --------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
                                                                 December 31,
(in millions)                                          1994         1993          1992
- --------------------------------------------------------------------------------------
U.S. Treasury and agency securities                  $1,739       $2,857        $3,381
Obligations of states and political
 subdivisions                                             1            1             1
Other securities:
      Other mortgage-backed securities                    9           22            42
      Bonds, notes and debentures                        12           21           174
      Other                                             120           15            15
- --------------------------------------------------------------------------------------
         Total other securities                         141           58           231
- --------------------------------------------------------------------------------------
         Total securities                            $1,881       $2,916        $3,613
- --------------------------------------------------------------------------------------


  B.  Maturity Distribution of Securities

      Information required by this section of Guide 3 is presented in the Corporation's 1994 Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 52 through 54, which note is incorporated herein by reference.

III.  Loan Portfolio

      A.   Types of Loans

           Information required by this section of Guide 3 is presented in the Credit Risk section of the Corporation's 1994 Annual Report to Shareholders on pages 31 through 40, which portions are incorporated herein by reference.

      B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

           Maturity distribution of loans at December 31, 1994
           ----------------------------------------------------------------------------------------------------

           (in millions)                           Within 1 year (a)  1-5 years   Over 5 years            Total
           ----------------------------------------------------------------------------------------------------
           Domestic:(b)
             Commercial and financial                     $4,387         $3,660         $1,968          $10,015
             Commercial real estate                          450            778            396            1,624
           ----------------------------------------------------------------------------------------------------
                Total domestic                             4,837          4,438          2,364           11,639
           International                                     483             87            193              763
           ----------------------------------------------------------------------------------------------------
                Total                                     $5,320         $4,525         $2,557          $12,402
           ----------------------------------------------------------------------------------------------------

           Note: Maturity distributions are based on remaining contractual maturities.
           (a) Includes demand loans and loans with no stated maturity.
           (b) Excludes consumer mortgages, other consumer credit and lease finance assets.



           Sensitivity of loans at December 31, 1994 to Changes in Interest Rates
           -----------------------------------------------------------------------------------------------
                                                            Domestic     International
           (in millions)                                  operations (a)    operations               Total
           -----------------------------------------------------------------------------------------------
           Loans due in one year or less (b)                $ 4,837               $483             $ 5,320
           Loans due after one year:
             Variable rates                                   5,895                173               6,068
             Fixed rates                                        907                107               1,014
           -----------------------------------------------------------------------------------------------
                Total loans                                 $11,639               $763             $12,402
           -----------------------------------------------------------------------------------------------

           Note: Maturity distributions are based on remaining contractual maturities.
           (a) Excludes consumer mortgages, other consumer credit and lease finance assets.
           (b) Includes demand loans and loans with no stated maturity.



      C.   Risk Elements

           Information required by this section of Guide 3 is presented in the Corporation's 1994 Annual Report to Shareholders in the Credit Risk section on pages 31 through 40, which portions are incorporated herein by reference.

IV.      Summary of Loan Loss Experience

         The Corporation employs various estimation techniques in developing the credit loss reserve. Management reviews the specific circumstances of individual loans subject to more than the customary potential for exposure to loss. In establishing the level of the reserve, management also identifies market concentrations, changing business trends, industry risks, and specific and general economic factors that may adversely affect loan collectibility. Other factors considered in determining the level of the reserve include: trends in portfolio volume, quality, maturity and composition; historical loss experience; lending policies; new products; the status and amount of nonperforming and past-due loans; adequacy of collateral; and current, as well as anticipated specific and general economic factors that may affect certain borrowers. In addition, management assesses volatile factors such as interest rates and real estate market conditions that may significantly alter loss potential. Based on this evaluation, management believes that the credit loss reserve is adequate to absorb future losses inherent in the portfolio.

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

         ----------------------------------------------------------------------------------------------------------
                                                                               December 31,
         (in millions)                                      1994         1993          1992       1991         1990
         ----------------------------------------------------------------------------------------------------------
         Domestic reserve:
          Commercial and financial                          $195         $182          $170       $193         $163
          Real estate:
             Commercial                                      157          189           212        277          242
             Consumer                                         75           91            18          9            9
          Consumer credit                                    141          102            83         77           48
          Lease financing                                     17           15             4          6            6
         ----------------------------------------------------------------------------------------------------------
                Total domestic reserve                       585          579           487        562          468
          International reserve                               22           21            19         34           57
         ----------------------------------------------------------------------------------------------------------
                Total reserve                               $607         $600          $506       $596         $525
         ----------------------------------------------------------------------------------------------------------


         Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1990-1994 are set forth in the Financial Section of the Corporation's 1994 Annual Report to Shareholders in the Credit Risk section on pages 31 and 32, the Reserve for Credit Losses and Review of Net Credit Losses section on pages 39 and 40, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 49 and in note 5 on page 54; which portions are incorporated herein by reference.

         For each category on the prior page, the ratio of loans to consolidated total loans is as follows:

         ---------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
                                                                      1994        1993        1992        1991     1990
         ---------------------------------------------------------------------------------------------------------------
         Domestic loans:
          Commercial and financial                                    37.5%       37.2%       40.7%       43.3%    43.2%
          Real estate:
             Commercial                                                6.1         7.0         9.4        10.3     11.8
             Consumer                                                 32.5        33.4        21.4        17.3     15.6
          Consumer credit                                             18.1        15.6        18.1        18.4     17.5
          Lease financing                                              3.0         2.9         3.2         3.4      3.7
         --------------------------------------------------------------------------------------------------------------
               Total domestic loans                                   97.2        96.1        92.8        92.7     91.8
         International loans                                           2.8         3.9         7.2         7.3      8.2
         --------------------------------------------------------------------------------------------------------------
               Total loans                                           100.0%      100.0%      100.0%      100.0%   100.0%
         --------------------------------------------------------------------------------------------------------------


V.       Deposits

         ----------------------------------------------------------------------------------------------------------------
         Maturity distribution of domestic time deposits at December 31, 1994
                                                                        Within        4-6        7-12      Over
         (in millions)                                                3 months     months      months    1 year     Total
         ----------------------------------------------------------------------------------------------------------------
         Time certificates of deposit in denominations
          of $100,000 or greater                                        $  411     $  159      $  201    $  181    $  952
         Time certificates of deposit in denominations
          of less than $100,000                                          1,570      1,441       1,335     1,587     5,933
         ----------------------------------------------------------------------------------------------------------------
               Total time certificates of deposit                        1,981      1,600       1,536     1,768     6,885
         ----------------------------------------------------------------------------------------------------------------
         Other time deposits in denominations
          of $100,000 or greater                                             1          3           4        12        20
         Other time deposits in denominations
          of less than $100,000                                             22          -           -         -        22
         ----------------------------------------------------------------------------------------------------------------
               Total other time deposits                                    23          3           4        12        42
         ----------------------------------------------------------------------------------------------------------------
               Total domestic time deposits                             $2,004     $1,603      $1,540    $1,780    $6,927
         ----------------------------------------------------------------------------------------------------------------

         The majority of foreign deposits of approximately $3.5 billion at December 31, 1994, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation's 1994 Annual Report to Shareholders in Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 82 and 83, which pages are incorporated herein by reference.

VI.      Return on Equity and Assets

                                                                                        Year ended December 31,
                                                                                -----------------------------------------
                                                                                   1994            1993           1992
                                                                                ----------      ----------     ----------
         (1) Return on total assets(a), based on:
             Net income                                                            1.14%          1.29%           1.72%
             Net income applicable to common
              stock(b)                                                              .95           1.13            1.56

         (2) Return on common shareholders' equity,
              based on net income applicable to common stock(b)                    9.79          12.08           18.45
             Return on total shareholders' equity,
              based on net income                                                 10.13          11.61           16.97

         (3) Dividend payout ratio of common
             stock, based on:
               Primary net income per share                                       54.66          31.28           21.11
               Fully diluted net income
                per share                                                         54.63          30.94           20.90

         (4) Equity to total assets(a),
             based on:
               Common shareholders' equity                                         9.68           9.32            8.46
               Total shareholders' equity                                         11.22          11.12           10.12

         (a) Computed on a daily average basis.
         (b) Computed using net income applicable to common stock after adding back Series D preferred stock dividends.




VII. Short-Term Borrowings

         Information required by this section of Guide 3 is contained in the Corporation's 1994 Annual Report to Shareholders in the Consolidated Balance Sheet on page 44, and in note 9 of Notes to Financial Statements on Short-term borrowings on page 56, which portions are incorporated herein by reference.

ITEM 2.  PROPERTIES

Pittsburgh properties
In 1983 Mellon Bank entered into a long-term lease of One Mellon Bank Center, a 54-story office building in Pittsburgh, Pennsylvania. At December 31, 1994, Mellon Bank occupied approximately 64% of the building's 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

During 1984 Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building in Pittsburgh, Pennsylvania, also known as Two Mellon Bank Center, while retaining title to the land thereunder. At December 31, 1994, Mellon Bank occupied approximately 74% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Bank Center. At December 31, 1994, Mellon Bank occupied approximately 96% of the approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

Philadelphia properties
Mellon Bank owns a building known as One Mellon Bank Center located at the corner of Broad and Chestnut Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1994, Mellon Bank occupied all of One Mellon Bank Center's approximately 63,700 square feet of rentable space.

Mellon Bank also leases a large portion of a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. At December 31, 1994, Mellon Bank leased approximately 74% of Mellon Independence Center's approximately 881,700 square feet of rentable space. Of the space leased by Mellon Bank, approximately 200,000 square feet was subleased to third parties at December 31, 1994.

In 1987 Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center, at the corner of 18th and Market Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1994, Mellon Bank leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

Boston properties
The Boston Company leases space in two downtown Boston office buildings:
41-story One Boston Place located at the corner of Court Street and Washington Street and 41-story Exchange Place located at 53 State Street. As of December 31, 1994, The Boston Company leased approximately 30% of One Boston Place's 769,150 square feet of rentable space and approximately 26% of Exchange Place's 1,063,750 square feet of rentable space. Of The Boston Company's leased space at Exchange Place, 238,426 square feet is subleased to third parties. The Boston Company also leases 82,900 square feet in the Park Square Building, 31 St. James Avenue, Boston.

As of December 31, 1994, The Boston Company also occupies space in three office buildings in the Wellington Business Center located in Medford, Massachusetts, about two miles north of downtown Boston. The Boston Company owns a substantial interest in and fully occupies the 117,000 square foot building known as Client Services Center II. Across the street, The Boston Company leases 100% of the 319,600 square foot facility known as Client Services Center
III. Approximately 40% of Client Services Center III was recently vacated by a third-party tenant and The Boston Company intends to use this space for growth. Finally, The Boston Company leases approximately 36,000 square feet of rentable space in the building known as Wellington I.

New York properties
The Dreyfus Corporation leases 268,859 square feet at 200 Park Avenue in New York City. The majority of this lease runs until March 2005. Other than a sublease for 9,003 square feet, all of the space is currently occupied by Dreyfus.

In Uniondale, New York, Dreyfus leases 126,260 square feet for its telephone sales and support area in EAB Plaza. This space is 100% occupied by Dreyfus.

Other properties

Mellon Bank owns and occupies 100% of an office building in State College, Pennsylvania, which serves as the headquarters for Mellon Bank-Central Region.

Mellon Bank owns and occupies 100% of two small office buildings in Erie, Pennsylvania, which serves as the headquarters of Mellon Bank-Northern Region.

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

Mellon Bank (DE) owns a three-story office building known as the Pike Creek Building in New Castle County, Delaware, and currently occupies the building's entire 84,000 square feet of available floor space. Mellon Bank (DE) also leases approximately 16%, or 34,000 square feet, of an 18-story office building in Wilmington, Delaware, and 42,000 square feet in Pencader, Delaware, for a credit card operations center.

Mellon Bank (MD) leases approximately 40% of an office building in Rockville, Maryland, which is used for its headquarters.

Glendale National Bank of New Jersey owns a three-story office building located in Camden County, New Jersey, known as the Glendale Building. The building comprises approximately 27,000 square feet which is 100% occupied by the bank.

The banking subsidiaries' branches are located in 33 counties in western, northwestern, central, northeastern and eastern Pennsylvania, all three of Delaware's counties, two counties in New Jersey, four Maryland counties in the northern suburbs of Washington, D.C. and a single retail branch in Boston, Massachusetts. At December 31, 1994, the banking subsidiaries of the Corporation owned 218 of the Corporation's 449 bank branch buildings and leased the remainder with leases expiring at various times through the year 2020.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 84 through 86 of the Principal Locations and Operating Entities Section of the Corporation's 1994 Annual Report, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 6 of Notes to Financial Statements on pages 54 and 55 of the Corporation's 1994 Annual Report, which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation's businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation's financial condition.

On November 29, 1994, a shareholder of the Corporation brought a derivative action in federal court in Pittsburgh, purportedly on behalf of the Corporation, against various directors of the Corporation. The lawsuit alleges that those directors breached their fiduciary duty to the Corporation by grossly mismanaging and wasting corporate assets in connection with the $130 million fourth quarter, after-tax loss to the Corporation as a result of actions taken in its securities lending business. On March 13, 1995, the plaintiff on his own motion and without payment from the Corporation or any other defendent, withdrew the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of December 31, 1994, together with the offices held by each such person during the last five years, are listed below. Certain of the executive officers have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.


                                       Age             Position and Year Elected
                                       ---             -------------------------
Frank V. Cahouet                       62              Chairman, President and Chief Executive                 1990 (1)
                                                        Officer of the Corporation and of Mellon
                                                        Bank

Christopher M. Condron                 47              Vice Chairman, Deputy Director Mellon Trust             1994 (2)

                                                       Vice Chairman, The Boston Company

Thomas F. Donovan                      61              Vice Chairman of the Corporation                        1990
                                                        and of Mellon Bank

                                                       Chairman and Chief Executive Officer                    1988
                                                        of Mellon PSFS

Steven G. Elliott                      48              Vice Chairman and Chief Financial                       1992 (3)
                                                        Officer of the Corporation and
                                                        of Mellon Bank

                                                       Treasurer of Mellon Bank Corporation                    1990

David R. Lovejoy                       46              Vice Chairman, Corporate Strategy and                   1994 (4)
                                                        Development

Martin G. McGuinn                      52              Vice Chairman, Retail Financial Services                1993 (5)

Jeffrey L. Morby                       57              Vice Chairman, Wholesale Banking                        1990 (6)

Keith P. Russell                       49              Vice Chairman, Chief Risk and Credit                    1992 (7)
                                                        Officer

                                                       Chairman, Credit Policy Committee of                    1991
                                                        Mellon Bank Corporation

W. Keith Smith                         60              Vice Chairman, Mellon Trust                             1993 (8)

                                                       Vice Chairman and Chief Operating                       1994
                                                        Officer, The Dreyfus Corporation

                                                       Chairman and Chief Executive Officer, The               1993
                                                        Boston Company




                                                                     (continued)

Michael K. Hughey                      43              Senior Vice President and Controller of                 1990 (9)
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

(2) From June 1989 to January 1994, Mr. Condron was President of Boston Safe Deposit and Trust and Executive Vice President of The Boston Company. In January 1994, he assumed the title of Vice Chairman of The Boston Company and in November 1994, he assumed the title of Vice Chairman, Deputy Director, Mellon Trust of the Corporation and of Mellon Bank.

(3) From August 1987 to January 1990, Mr. Elliott was Executive Vice President and head of the Finance Department of Mellon Bank. From February 1988 to January 1990, Mr. Elliott was Assistant Treasurer of Mellon Bank Corporation. From January 1990 to June 1992, Mr. Elliott was Executive Vice President, Chief Financial Officer and Treasurer of the Corporation and Executive Vice President and Chief Financial Officer of Mellon Bank.

(4) From July 1970 to December 1990, Mr. Lovejoy worked for Security Pacific Corporation, where from 1987 to 1990, he was a Vice Chairman and member of the Office of the Chief Executive. From January 1991 to December 1991, he was self-employed. From January 1992 to December 1992, he was Chairman and Chief Executive Officer of Western Energy Management. From January 1993 to October 1994, he was Executive Vice President of Strategic Planning of Mellon Bank Corporation. In November 1994, Mr. Lovejoy assumed the title Vice Chairman Corporate Strategy and Development of Mellon Bank Corporation.

(5) From February 1988 to January 1990, Mr. McGuinn was General Counsel and Secretary of the Corporation and General Counsel of Mellon Bank. From January 1990 to October 1990, he assumed the additional title of Vice Chairman, Administration of the Corporation and of Mellon Bank. From November 1990 to October 1992, Mr. McGuinn was Vice Chairman, Real Estate Finance, General Counsel and Secretary of the Corporation and Vice Chairman, Real Estate Finance and General Counsel of Mellon Bank. From October 1992 to November 1993, Mr. McGuinn was Vice Chairman, Special Banking Services of the Corporation and of Mellon Bank.

(6) From June 1988 to January 1990, Mr. Morby was a special consultant to the Chairman and to the President of Mellon Bank.

(7) From 1983 to August 1991, Mr. Russell was President and Chief Operating Officer of GLENFED/Glendale Federal Bank. From September 1991 to November 1991, Mr. Russell was Executive Vice President, Information Management and Research, Technology Products and Mortgage Banking of Mellon Bank. From November 1991 to June 1992, Mr. Russell was Executive Vice President, Credit Policy of the Corporation and of Mellon Bank.

(8) From July 1987 to January 1990, Mr. Smith was Vice Chairman, Chief Financial Officer and Treasurer of the Corporation and Vice Chairman and Chief Financial Officer of Mellon Bank. From January 1990 to November 1993, Mr. Smith was Vice Chairman, Service Products of the Corporation and of Mellon Bank. Mr. Smith has executed an employment contract with the Corporation which terminates on July 31, 1996.

(9) From 1986 to 1990, Mr. Hughey was Senior Vice President and Director of Taxes of Mellon Bank.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation's 1994 Annual Report to Shareholders in Liquidity and Dividends on pages 23 and 24, in Selected Quarterly Data on page 42, in note 17 of Notes to Financial Statements on page 66 and in Corporate Information on page 90, which portions are incorporated herein by reference.

In August 1989, the Corporation adopted a Shareholder Protection Rights Plan under which each shareholder receives one Right for each share of common stock ("voting stock") of the Corporation held. The Rights are currently represented by the certificates for, and trade only with, the voting stock. The Rights would separate from the voting stock and become exercisable only if a person or group acquires 20 percent or more of the voting power of the voting stock or ten days after a person or group commences a tender offer that would result in ownership of 20 percent or more of such voting power. At that time, each Right would entitle the holder to purchase for $200 (the "exercise price") one one-hundredth of a share of participating preferred stock. Each share of such preferred stock would be entitled to cumulative dividends equal to 1% per annum, plus the amount of dividends that would be payable on 100 shares of the Corporation's common stock, and would have a liquidation preference of the greater of 100 times the exercise price or the amount to be distributed in liquidation to a holder of 100 shares of the Corporation's common stock.
Should a person or group actually acquire 20% or more of the voting power of the voting stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation's other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Corporation's common stock having a market value of twice the exercise price. Should the Corporation be involved in a merger or similar transaction with a 20% percent owner or sell more than 50% percent of its assets or assets generating more than 50% of its operating income or cash flow to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires between 20% and 50% of the voting power of the voting stock, the Corporation may, at its option, exchange one share of common stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on August 15, 1999, unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for $.01 per Right under certain circumstances. The distribution of the Rights was not a taxable event.


ITEM 6.    SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation's 1994 Annual Report to Shareholders in the Financial Summary on page 5, in the Significant Events in 1994 on pages 6 and 7, in the Overview of 1994 results on pages 8 and 9, in note 1 of Notes to Financial Statements on pages 48 through 51, and in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 82 and 83, which portions are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation's 1994 Annual Report to Shareholders in the Financial Review on pages 5 through 42 and in note 17 of Notes to Financial Statements on page 66, which portions are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14 on page 24 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data which are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation's proxy statement for its 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section on pages 3 through 6 and in the Additional Information section on page 24, each of which sections is incorporated herein by reference, and in Part I of this Form 10-K under the heading "Executive Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is included in the 1995 Proxy Statement in the Directors' Compensation section on pages 8 and 9 and in the Executive Compensation section on pages 13 through 23, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 1995 Proxy Statement in the Beneficial Ownership of Stock section on pages 11 and 12, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 1995 Proxy Statement in the Business Relationships; Related Transactions and Certain Legal Proceedings section on page 10, and is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers below refer to pages of the Financial Section of the Corporation's 1994 Annual Report to Shareholders:

      (i)   Financial Statements                                        Page No.
                                                                        --------
      Mellon Bank Corporation (and its subsidiaries):
        Consolidated Income Statement                                         43
        Consolidated Balance Sheet                                            44
        Consolidated Statement of Cash Flows                           45 and 46
        Consolidated Statement of Changes in Shareholders' Equity             47
      Notes to Financial Statements                                48 through 80
      Report of Independent Auditors                                          81

      (ii)   Financial Statement Schedules

      Schedules I and II and all other schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

      (iii)  Other Financial Data

      Selected Quarterly Data                                                 42

(b)   Current Reports on Form 8-K during the fourth quarter of 1994:

      A Form 8-K/A dated October 17, 1994 (amending Current Report on Form 8-K dated August 24, 1994), which included the Corporation and Subsidiaries and The Dreyfus Corporation and Subsidiaries Pro Forma Combined Financial Statements (unaudited).

      A report dated October 18, 1994, which included the Corporation's press release regarding third quarter and year-to-date 1994 financial results.

      A report dated November 28, 1994, which included the Corporation's press release announcing a one-time charge to earnings to reposition clients' securities lending investment portfolios and a second press release announcing that the Board of Directors has authorized the Corporation's repurchase of up to 3,000,000 shares of its common stock.

      A report dated December 19, 1994, which included the Corporation's press release announcing the upcoming redemption of the Corporation's Series H Preferred Stock.

(c)   Exhibits

      The exhibits listed on the Index to Exhibits on pages 26 through 31 hereof are incorporated by reference or filed herewith in response to this item.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Mellon Bank Corporation


                                              By:  Frank V. Cahouet
                                                  -------------------------
                                                   Frank V. Cahouet
                                                   Chairman, President
                                                   and Chief Executive
                                                   Officer


DATED:  March 14, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:




            Signature                                                       Capacities
- -----------------------------------------                        ---------------------------------
By:         Frank V. Cahouet                                     Director and Principal
    -------------------------------------                         Executive Officer
            Frank V. Cahouet


By:         Steven G. Elliott                                    Principal Financial Officer
    -------------------------------------                         and Principal Accounting
            Steven G. Elliott                                     Officer



Burton C. Borgelt; Carol R. Brown;                                Directors
J. W. Connolly; Charles A. Corry;
C. Frederick Fetterolf; Ira J. Gumberg;
Rotan E. Lee; Andrew W. Mathieson;
Edward J. McAniff; Robert Mehrabian;
Seward Prosser Mellon; David S. Shapira;
W. Keith Smith; Howard Stein; Joab L. Thomas;
Wesley W. von Schack; and William J. Young


By:         James M. Gockley                                     DATED:  March 14, 1995
    -------------------------------------
            James M. Gockley
            Attorney-in-fact

                               Index to Exhibits

Exhibit
  No.                        Description                                           Method of Filing
- -------               ---------------------------------                   -----------------------------------
   3.1                Restated Articles of Incorporation of               Previously filed as Exhibit 3.1 to
                      Mellon Bank Corporation, as amended                 the Quarterly Report on Form 10-Q
                      and restated as of September 2, 1993.               for quarter ended September 30, 1993,
                                                                          and incorporated herein by reference.

   3.2                Statement Affecting Series B Preferred              Previously filed as Exhibit 3.2 to the
                      Stock, $1.00 Par Value.                             Annual Report on Form 10-K for the
                                                                          year ended December 31, 1993, and
                                                                          incorporated herein by reference.

   3.3                Statement Affecting Series D Preferred              Filed herewith.
                      Stock, $1.00 Par Value.

   3.4                By-Laws of Mellon Bank Corporation,                 Previously filed as Exhibit 3.2 to
                      as amended, effective July 17, 1990.                Annual Report on Form 10-K for the
                                                                          year ended December 31, 1990, and
                                                                          incorporated herein by reference.

   4.1                Instruments defining the rights                     See Exhibits 3.1, 3.2 and 3.3 above
                      of securities holders.                              and the undertaking on page 31.

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

   10.7*              Mellon Bank Corporation Long-Term                   Filed herewith.
                      Profit Incentive Plan (1981),
                      as adjusted to reflect the Corporation's
                      three-for-two common stock split
                      declared in November 1994 (the "Common
                      Stock Split").

   10.8*              Mellon Bank Corporation Stock                       Filed herewith.
                      Option Plan for Outside Directors
                      (1989), as adjusted to reflect the
                      Common Stock Split.

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

   10.10*             Mellon Bank Corporation Elective                    Filed herewith.
                      Deferred Compensation Plan for
                      Senior Officers, as amended and
                      restated, effective June 1, 1994.

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

   10.15*             Mellon Bank Corporation Retirement Plan             Previously filed as Exhibit 10.2 to
                      for Outside Directors, effective                    Quarterly Report on Form 10-Q for
                      January 1, 1994.                                    the quarter ended March 31, 1994.

   10.17*             Employment Agreement between                        Previously filed as Exhibit 10.1
                      Mellon Bank, N.A. and Frank V.                      to Quarterly Report on Form 10-Q
                      Cahouet, effective as of                            for the quarter ended September 30,
                      July 25, 1993.                                      1993, and incorporated herein by
                                                                          reference.

   10.18*             Employment Agreement between                        Previously filed as Exhibits 10.1
                      Mellon Bank, N.A. and                               and 10.2 to Quarterly Reports on
                      W. Keith Smith, effective as of                     Form 10-Q for the quarters ended
                      July 25, 1993, and the First                        September 30, 1993 and
                      Amendment thereto, effective as of                  September 30, 1994, respectively, and
                      August 1, 1994.                                     incorporated herein by
                                                                          reference.

   10.19*             The Dreyfus Corporation 1989                        Filed herewith.
                      Non-Qualified Stock Option Plan.

   10.20*             The Dreyfus Corporation Amended                     Previously filed as Exhibit 10(iii)(A)
                      Deferred Compensation Plan.                         to The Dreyfus Corporation's Annual
                                                                          Report on Form 10-K for the year
                                                                          ended December 31, 1992 and
                                                                          incorporated herein by reference.

* Management contract or compensatory plan arrangement.


Exhibit
  No.                      Description                                             Method of Filing
- -------               ---------------------------------                   --------------------------------
   10.21*             The Dreyfus Corporation Contingent                  Filed herewith.
                      Benefit Plan.

   10.22              Revolving Credit Agreement dated                    Previously filed as Exhibit 10.17
                      as of July 23, 1993, among Mellon                   to the Annual Report on Form 10-K
                      Financial Company, Mellon Bank                      for the year ended December 31,
                      Corporation, the Banks listed                       1993, and incorporated herein by
                      therein and The Chase Manhattan                     reference.
                      Bank (National Association) as Agent.

   10.23              Amendment No. 1 dated as of July 15,                Filed herewith.
                      1994 to the Revolving Credit Agreement
                      dated as of July 23, 1993, among Mellon
                      Finance Company, Mellon Bank Corporation,
                      the Banks listed therein and The Chase
                      Manhattan Bank (National Association).

   10.24              Stock Purchase Agreement dated as                   Previously filed as Exhibit 2.1
                      of September 14, 1992, between                      to Current Report on Form 8-K
                      Shearson Lehman Brothers Inc. and                   dated September 14, 1992, and
                      the Corporation (including the form                 incorporated herein by reference.
                      of Warrant Agreement attached
                      thereto as Exhibit C).

   10.25              Agreement and Plan of Merger dated                  Previously filed as Exhibit 10.19
                      as of December 5, 1993, by and among                to the Annual Report on Form 10-K
                      Mellon Bank Corporation, Mellon                     for the year ended December 31,
                      Bank, N.A., XYZ Sub Corporation and                 1993, and incorporated herein by
                      The Dreyfus Corporation                             reference.

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

   13.1               All portions of the Mellon Bank Corporation         Filed herewith
                      1994 Annual Report to Shareholders that
                      are incorporated herein by reference.

Exhibit
  No.                            Description                                     Method of Filing
- -------               ---------------------------------                   --------------------------------
   21.1               List of Subsidiaries of the                         Filed herewith
                      Corporation.

   23.1               Consent of Independent Accountants.                 Filed herewith

   24.1               Powers of Attorney.                                 Filed herewith

   27.1               Financial Data Schedule.                            Filed herewith

The documents identified below, which define the rights of holders of long-term debt of the Corporation, are not filed herewith because the total amount of securities authorized under each of them does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of such documents to the Securities and Exchange Commission upon request.

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

         3 Indenture dated as of April 15, 1991, as supplemented by the First Supplemental Indenture dated as of November 24, 1992, among Mellon Financial Company, the Corporation and Continental Bank, National Association, providing for the issuance of subordinated debt securities in series from time to time.

         4 Fiscal and Paying Agency Agreement dated as of May 17, 1993, between Mellon Bank, N.A. as Issuer, and The Chase Manhattan Bank (National Association), as Fiscal and Paying Agent relating to 6-1/2% Subordinated Notes due August 1, 2005 and 6-3/4% Subordinated Notes due June 1, 2003.