Form 10-Q
period 1995-03-31
MELLON BANK CORP
filed 1995-05-12
CIK 64782

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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
                              Yes   X        No
                                  -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
                   Class                              March 31, 1995
                   -----                              --------------
        Common Stock, $.50 par value                    146,486,654

- --------------------------------------------------------------------------------

               TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX
- --------------------------------------------------------------------------------

                                                                      Page No.
                                                                      --------
Part I - Financial Information
- ------------------------------

Financial Highlights                                                      2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                       3

Financial Statements (Item 1):
   Consolidated Income Statement                                         34
   Consolidated Balance Sheet                                            36
   Consolidated Statement of Cash Flows                                  37
   Consolidated Statement of Changes in Shareholders' Equity             38

Notes to Financial Statements                                            39

Selected Statistical Information:
   Consolidated Balance Sheet - Average Balances and Interest
    Yields/Rates                                                         44
   Deposits                                                              46


Part II - Other Information
- ---------------------------

Legal Proceedings (Item 1)                                               46

Exhibits and Reports on Form 8-K (Item 6)                                46

Signature                                                                47

Corporate Information                                                    48

Index to Exhibits                                                        49


- --------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share amounts)          1995        1994(a)
- --------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
Net income                                                   $   170     $   156
Net income applicable to common stock                            160         141
Dividends paid on common stock                                    66          43
Per common share:
  Net income                                                 $  1.08     $   .96
  Dividends (b)                                                  .45         .37
Annualized return on common shareholders' equity              17.55%      16.12%
Annualized return on assets                                    1.77%       1.67%
Efficiency ratio                                                 63%         67%
Efficiency ratio excluding amortization of intangibles (c)       60%         63%
Average common shares and equivalents
  outstanding (in thousands)                                 148,766     148,542
- --------------------------------------------------------------------------------
BALANCES AT MARCH 31
Loans                                                        $26,696     $24,537
Total assets                                                  39,619      37,544
Deposits                                                      27,005      26,786
Common shareholders' equity                                    3,755       3,635
Market capitalization                                          5,969       5,371
Closing common stock price                                   $ 40.75     $37.375
Book value per common share                                    25.63       24.85
Common shareholders' equity to assets ratio                    9.48%       9.68%
Tier I capital ratio                                           9.49%      10.00%
Total (Tier I plus Tier II) capital ratio                     12.86%      13.50%
Leverage capital ratio                                         8.84%       8.99%
- --------------------------------------------------------------------------------

(a) Amounts have been restated to reflect the merger with Dreyfus, which was accounted for as a pooling of interests. Per share amounts have also been restated to reflect the three-for-two common stock split.
(b) Dividends per common share have not been restated to reflect the Dreyfus merger.
(c) Excludes amortization of goodwill, core deposit and other identified intangibles recorded in connection with acquisitions.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS, AND FACTORS
      CONTRIBUTING TO CHANGES BETWEEN PERIODS ARE NOTED IN DESCENDING ORDER OF MATERIALITY.

MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF FIRST QUARTER 1995 RESULTS
- --------------------------------------------------------------------------------

The Corporation recorded earnings per common share of $1.08 and net income applicable to common stock of $160 million in the first quarter of 1995 compared with $.96 per common share and $141 million, respectively, in the first quarter of 1994. Annualized return on common shareholders' equity and return on assets were 17.55% and 1.77%, respectively, in the first quarter of 1995 compared with 16.12% and 1.67%, respectively, in the first quarter of 1994.

Net interest revenue was $389 million in the first quarter of 1995, up from $367 million in the first quarter of 1994, primarily resulting from a higher level of interest-earning assets as well as a higher-yielding asset mix. Fee revenue was $399 million, down $37 million from the prior-year period. The decrease in fee revenue primarily reflects one-time net gains recorded at Dreyfus in the first quarter of 1994 from the sale of certain nonstrategic interests in partnerships in anticipation of the August 1994 merger with the Corporation, as well as lower mutual fund management and administration revenues and lower securities lending revenue in the first quarter of 1995.

The provision for credit losses was $20 million in the first quarter of 1995, unchanged from the prior-year period. Net credit losses were $26 million, up from $17 million in the first quarter of 1994, principally reflecting higher losses on the CornerStone(sm) credit card product, which experienced a significant increase in outstanding balances generated since its introduction in January 1994. Nonperforming assets totaled $243 million at March 31, 1995, compared with $239 million at December 31, 1994, and $314 million at March 31, 1994. At March 31, 1995, the Corporation's ratio of nonperforming assets to total loans and net acquired property was .91%, compared with .89% and 1.27% at December 31, 1994 and March 31, 1994, respectively.

Operating expense before the net revenue from acquired property was $499 million for the first quarter of 1995 compared with $538 million in the prior-year period. This decrease primarily resulted from lower marketing expense related to the CornerStone(sm) credit card as well as lower expenses for professional and other purchased services.


DIVIDEND INCREASE
- --------------------------------------------------------------------------------

On April 17, 1995, the executive committee of the board of directors of the Corporation approved an 11% increase in the quarterly cash dividend to $.50 per common share. The increased dividend is payable on May 15, 1995, to shareholders of record on April 28, 1995. This is the third common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 97%.

BUSINESS SECTORS
- --------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,
                                                              Consumer                             Corporate/Institutional
(dollar amounts in millions,                  Investment Services     Banking Services     Investment Services     Banking Services
averages in billions)                              1995      1994       1995      1994          1995      1994       1995      1994
- -----------------------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 92      $ 95      $ 333     $ 305          $233      $252      $  96     $ 112
Credit quality expense (revenue)                      -         -         29        19             -         -          -        (1)
Operating expense                                    63        66        207       226           184       187         39        49
- -----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                  29        29         97        60            49        65         57        64
Income taxes                                         12        12         38        24            20        27         20        23
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                         $ 17      $ 17      $  59     $  36          $ 29      $ 38      $  37     $  41
- -----------------------------------------------------------------------------------------------------------------------------------
Average assets                                     $0.4      $0.4      $21.3     $21.8          $1.4      $0.8      $13.3     $13.4
Average common equity                              $0.2      $0.2      $ 1.1     $ 1.0          $0.4      $0.4      $ 1.0     $ 1.1
Return on common
 shareholders' equity (a)                           39%       39%        22%       14%           27%       34%        14%       15%
Return on assets (a)                                 NM        NM      1.13%      .68%            NM        NM      1.12%     1.23%
Pretax operating margin                             31%       30%        29%       20%           21%       26%        59%       57%
Pretax operating margin
 excluding amortization of
 intangibles                                        32%       31%        33%       25%           24%       29%        62%       58%
Efficiency ratio excluding
  amortization of intangibles                       68%       69%        58%       69%           76%       71%        38%       43%
- -----------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

Note: The table above and discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a fully taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Upon completion of the merger with Dreyfus, the Corporation's core business lines were realigned to reflect the distinct customers that are serviced--consumers and corporations/institutions--and the products that are offered--investment and banking. Accordingly, the business sector results for the quarter ended March 31, 1994, have been realigned to reflect the change in methodology used by the Corporation to report business sector results.

Income before taxes for the Corporation's core sectors was $232 million in the first quarter of 1995, up $14 million, or 6%, compared with the prior year quarter. The improvement resulted from lower expenses offset, in part, by higher credit quality expense. Return on common shareholders' equity for the core sectors was 21% in the first quarter of 1995, compared with 19% in the prior-year quarter, and return on assets was 1.58% in the first quarter of 1995 compared with 1.46% in the prior-year quarter.
Results in the real estate workout sector also showed improvement, as a result of lower credit quality expense, with income before taxes improving to $16 million compared with $8 million in the prior-year quarter.

Consumer Investment Services

Consumer Investment Services includes private asset management services and retail mutual funds. Income before taxes for the Consumer Investment sector was $29 million, unchanged from the prior-year period. The decline in revenue was due to lower fees in the mutual fund business resulting from a lower average level of assets managed. Offsetting the revenue decline was a decrease in operating expense due to expense management efforts. This sector continues to provide excellent returns, with an annualized return on common shareholders' equity of 39% in both the first quarter of 1995 and 1994.

- -------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------

      Total              Real Estate              Other               Total All
   Core Sectors            Workout          Corporate Activity         Sectors
  1995      1994        1995      1994        1995      1994        1995      1994
- ----------------------------------------------------------------------------------
 $ 754     $ 764        $  4      $  3        $ 35      $ 42       $ 793     $ 809
    29        18         (13)       (7)          -         1          16        12
   493       528           1         2           5         8         499       538
- ----------------------------------------------------------------------------------
   232       218          16         8          30        33         278       259
    90        86           6         3          12        14         108       103
- ----------------------------------------------------------------------------------
 $ 142     $ 132        $ 10      $  5        $ 18      $ 19       $ 170     $ 156
- ----------------------------------------------------------------------------------
 $36.4     $36.4        $0.2      $0.4        $2.3      $1.3       $38.9     $38.1
 $ 2.7     $ 2.7        $  -      $  -        $1.0      $0.9       $ 3.7     $ 3.6

   21%       19%          NM        NM          NM        NM         18%       16%
 1.58%     1.46%          NM        NM          NM        NM       1.77%     1.67%
   31%       28%          NM        NM          NM        NM         35%       32%


   34%       32%          NM        NM          NM        NM         38%       35%

   62%       66%          NM        NM          NM        NM         60%       63%
- ----------------------------------------------------------------------------------

Consumer Banking Services

Consumer Banking Services includes consumer lending, business banking, branch banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. Income before taxes for this sector totaled $97 million in the first quarter of 1995, an increase of $37 million, compared with the first quarter of 1994, despite the loss of revenue related to the cancellation of the Corporation's seasonal tax refund anticipation loan program. Revenue increased $28 million compared with the prior-year period, primarily as a result of increased levels of average loans as well as fees generated from electronic tax return filings. The $19 million decrease in operating expense primarily resulted from higher marketing expense in the first quarter of 1994 related to the January 1994 introduction of the CornerStone(sm) credit card. The increase in credit quality expense principally reflects higher credit card losses resulting from the significant increase in CornerStone(sm) outstanding balances. The annualized return on common shareholders' equity for this sector was 22% in the first quarter of 1995, compared with 14% in the first quarter of 1994.

Corporate/Institutional Investment Services

Corporate/Institutional Investment Services includes institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management and stock transfer. Income before taxes for this sector was $49 million in the first quarter of 1995, a decrease of $16 million, compared with the first quarter of 1994. Revenue decreased $19 million, or 8%, primarily as a result of a $10 million decrease in securities lending revenue and an $8 million decrease in revenue related to the second quarter 1994 sale of the Boston-based third-party mutual fund administration business. Partially offsetting these decreases was a $5 million increase in revenue from foreign exchange fees. The $3 million decrease in operating expense primarily reflects the sale of the third-party mutual fund business and expense management efforts, offset partially by expense growth in support of strategic investments. The annualized return on common shareholders' equity for this sector was 27% in the first quarter of 1995, compared with 34% in the first quarter of 1994.

- -------------------------------------------------------------------------------

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, certain capital markets and leasing activities, commercial real estate lending and insurance premium financing. Income before taxes for the Corporate/Institutional Banking sector was $57 million, a decrease of $7 million, compared with the first quarter of 1994. Revenue decreased primarily as a result of lower fees from large corporate customers, lower insurance premium finance spreads and a decline in securities trading revenue. The decrease in operating expenses reflects lower overhead charges as well as the results of infrastructure reengineering in the insurance premium finance business. The annualized return on common shareholders' equity for this sector was 14% in the first quarter of 1995, compared with 15% in the first quarter of 1994.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate workout was $16 million in the first quarter of 1995, compared with $8 million in the first quarter of 1994. The improvement primarily reflects a lower level of required reserves given the decline in both the volume and loss experience of the portfolio.

Other

The Other sector's pretax income of $30 million in the first quarter of 1995 principally reflects earnings on capital above that required in the core sectors. The results for the first quarter of 1994 reflect approximately $13 million of one-time net gains from the sale of nonstrategic partnership interests, as well as earnings on excess capital.

The tables below distribute net income and return on common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.

- -------------------------------------------------------------------------------
                                                        Customers Serviced
                                                  -----------------------------
                                                                      Total
FOR THE THREE MONTHS                                 Total          Corporate/
 ENDED MARCH 31,                                    Consumer      Institutional
(dollar amounts in millions)                      1995   1994       1995   1994
- -------------------------------------------------------------------------------
Net income                                         $76    $53        $66    $79
Return on common
 shareholders' equity (a)                          24%    18%        18%    21%
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                                                        Products Offered
                                                  -----------------------------
FOR THE THREE MONTHS                                 Total             Total
 ENDED MARCH 31,                                  Investment          Banking
(dollar amounts in millions)                      1995   1994       1995   1994
- -------------------------------------------------------------------------------
Net income                                         $46    $55        $96    $77
Return on common
 shareholders' equity (a)                          31%    35%        18%    15%
- -------------------------------------------------------------------------------

(a) Annualized.

NET INTEREST REVENUE
- -------------------------------------------------------------------------------

                                          Three months ended March 31,
                                         1995                      1994
(taxable equivalent basis,         AVERAGE   AVERAGE         Average   Average
dollar amounts in millions)        BALANCE      RATE         balance      rate
- -------------------------------------------------------------------------------
Money market investments           $ 1,230      5.90%        $ 2,147      3.37%
Trading account securities             316      7.59             504      5.57
Securities                           4,890      6.53           4,798      5.30
Loans                               26,670      8.90          24,636      7.22
                                   -------                   -------
  Total interest-earning assets    $33,106      8.42%        $32,085      6.65%
- -------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities      $27,050      4.44%        $24,851      2.53%
 Noninterest-bearing liabilities     6,056         -           7,234         -
                                   -------                   -------
  Total                            $33,106      3.62%        $32,085      1.96%
- -------------------------------------------------------------------------------
Net interest revenue               $   392      4.80%        $   371      4.69%
- -------------------------------------------------------------------------------

Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average rates.


Net interest revenue, on a fully taxable equivalent basis, for the first quarter of 1995, totaled $392 million, up $21 million, or 6%, compared with the first quarter of 1994. The net interest margin was 4.80% in the first quarter of 1995, up 11 basis points from 4.69%.

The improvement in net interest revenue and the net interest margin in the first quarter of 1995, compared with the first quarter of 1994, primarily resulted from a higher level of interest-earning assets as well as a higher-yielding asset mix as lower-yielding money market assets were replaced with higher-yielding loans. Net interest revenue increased in the first quarter of 1995, despite the loss of revenue from the Corporation's seasonal tax refund anticipation loan program that was not offered in 1995. This program contributed 11 basis points to the net interest margin in the first quarter of 1994.

Average loans increased $2.0 billion, or 8%, while money market assets decreased $.9 billion. The increase in average loans resulted primarily from a $1.0 billion increase in credit card loans, including $.8 billion related to the CornerStone(sm) credit card product, a $.9 billion increase in retail loans and a $.8 billion increase in domestic wholesale loans. The increase in retail loans resulted from increases in several categories including home equity and student loans, while the increase in wholesale loans primarily was driven by corporate/institutional banking and middle market lending. Loan growth was offset in part by a $.5 billion decrease in average loans related to the Corporation's seasonal tax refund anticipation loan program that was not offered in 1995. Excluding the tax refund anticipation loans, average loans increased 10% in the first quarter of 1995 compared with the first quarter of 1994.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
- -------------------------------------------------------------------------------

                                                 Three months ended
                                                      March 31,
(in millions)                                       1995     1994     Inc/(Dec)
- -------------------------------------------------------------------------------
Provision for credit losses                          $20      $20          $ -
Net revenue from acquired property                    (4)      (8)          (4)
- -------------------------------------------------------------------------------
     Credit quality expense                          $16      $12          $ 4
- -------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses plus the net revenue from acquired property, increased in the first quarter of 1995, compared with the prior-year period, as a result of lower gains on the sale of acquired property. The provision for credit losses was unchanged.

The Corporation maintains a reserve for credit losses that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole, not just nonperforming loans. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1994 Annual Report on Form 10-K. The reserve for credit losses totaled $601 million at March 31, 1995, compared with $603 million at March 31, 1994. The ratio of the loan loss reserve to nonperforming loans at March 31, 1995, was 386%, compared with 308% at March 31, 1994. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio can also vary with shifts in loan portfolio mix.

A summary of the Corporation's net credit losses is presented in the table on the following page. The increase in net credit losses in the first quarter of 1995, compared with the prior-year period, resulted from a $17 million increase in credit card losses, including $15 million related to the CornerStone(sm) portfolio. The Corporation expects further increases in the level of net credit losses from the CornerStone(sm) portfolio as a result of the significant increase in outstandings that this product has generated since it was introduced in January 1994. At March 31, 1995, this portfolio, which has yet to reach a mature level of delinquencies and credit losses, had total outstanding balances of $902 million.

- -----------------------------------------------------------------------------

- -----------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (a)                    Three months ended
                                                         March 31,       Inc/
(dollar amounts in millions)                           1995     1994    (Dec)
- -----------------------------------------------------------------------------
Reserve at beginning of period                         $607     $600     $  7
Credit losses:
  Domestic:
    Commercial and financial                              3       11       (8)
    Commercial real estate                                3        2        1
    Consumer credit:
      Credit cards                                       29       12       17
      Consumer mortgage                                   2        3       (1)
      Other consumer credit                               4        5       (1)
- -----------------------------------------------------------------------------
        Total domestic                                   41       33        8
- -----------------------------------------------------------------------------
International                                             -        3       (3)
- -----------------------------------------------------------------------------
        Total credit losses                              41       36        5
- -----------------------------------------------------------------------------
Recoveries:
  Domestic:
    Commercial and financial                             (6)      (8)      (2)
    Commercial real estate                               (3)      (5)      (2)
    Consumer credit:
      Credit cards                                       (2)      (2)       -
      Consumer mortgage                                  (1)      (1)       -
      Other consumer credit                              (1)      (3)      (2)
- -----------------------------------------------------------------------------
        Total domestic                                  (13)     (19)      (6)
- -----------------------------------------------------------------------------
International                                            (2)       -        2
- -----------------------------------------------------------------------------
        Total recoveries                                (15)     (19)      (4)
- -----------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:
    Commercial and financial                             (3)       3       (6)
    Commercial real estate                                -       (3)       3
    Consumer credit:
      Credit cards                                       27       10       17
      Consumer mortgage                                   1        2       (1)
      Other consumer credit                               3        2        1
- -----------------------------------------------------------------------------
        Total domestic                                   28       14       14
- -----------------------------------------------------------------------------
International                                            (2)       3       (5)
- -----------------------------------------------------------------------------
        Total net credit losses                          26       17        9
- -----------------------------------------------------------------------------
Provision for credit losses                              20       20        -
- -----------------------------------------------------------------------------
Reserve at end of period                               $601     $603     $ (2)
- -----------------------------------------------------------------------------
Reserve as a percentage of total loans                 2.25%    2.46%     (21)bp
- -----------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                       .40%     .27%      13 bp
- -----------------------------------------------------------------------------

(a) Excludes the reserve for segregated assets and net credit losses on segregated assets.

NONINTEREST REVENUE
- -------------------------------------------------------------------------------

                                                 Three months ended
                                                      March 31,            Inc/
(in millions)                                      1995       1994        (Dec)
- -------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Mutual fund:
    Management                                     $ 71       $ 76         $ (5)
    Administration/Custody                           30         47          (17)
  Institutional trust                                51         62          (11)
  Institutional asset management                     34         36           (2)
  Private asset management                           33         34           (1)
- -------------------------------------------------------------------------------
    Total trust and investment management           219        255          (36)
Cash management and deposit transaction charges      47         51           (4)
Mortgage servicing                                   25         16            9
Foreign currency and securities trading              24         19            5
Credit card                                          19         14            5
Information services                                 16         20           (4)
Other                                                49         61          (12)
- -------------------------------------------------------------------------------
    Total fee revenue                               399        436          (37)
Gains (losses) on sale of securities                 (1)         2           (3)
- -------------------------------------------------------------------------------
    Total noninterest revenue                      $398       $438         $(40)
- -------------------------------------------------------------------------------

Reflecting the Corporation's strategy of maintaining a well-balanced revenue base, revenues from the fee-generating businesses represented 51% of the Corporation's total revenue for the quarter. These revenues decreased in the first quarter of 1995 by $37 million, or 8%, from the first quarter of 1994, reflecting the impact of one-time gains on the sale of certain nonstrategic interests in partnerships, lower mutual fund administration and management revenues and lower securities lending revenue.

The $36 million decrease in trust and investment management fees in the first quarter of 1995, compared with the prior-year period, resulted from several factors. Mutual fund administration/custody fees decreased $17 million and included an $8 million decrease in revenue related to the second quarter 1994 sale of the Boston-based third-party mutual fund administration business as well as a $4 million decrease at Dreyfus. Securities lending revenue, which is included in institutional trust revenue, decreased $10 million from its peak level in the first quarter of 1994. The decrease in securities lending revenue primarily resulted from narrowing margins in a period of rising short-term interest rates as well as a lower volume of securities lent in the first quarter of 1995. In addition, revenue from the management of Dreyfus' proprietary mutual fund assets decreased $5 million. The decrease in Dreyfus mutual fund management revenue is discussed on page 12.

- -------------------------------------------------------------------------------

As shown in the table below, the market value of assets under management and administration/custody for the Corporation was $880 billion at March 31, 1995, up $33 billion compared with $847 billion at December 31, 1994. The $25 billion increase in the market value of assets under administration/custody primarily reflected a general market increase, higher levels of institutional business resulting from new clients and increased funding by existing clients. The $8 billion increase in the market value of assets under management resulted from the improved bond and equity markets. At March 31, 1995, compared with December 31, 1994, the Lehman Brothers Long Term Government Bond index increased 6%, while the S&P 500 index increased 9%.

- ----------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY
                                 MARCH 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
(in billions)                         1995       1994        1994       1994        1994
- ----------------------------------------------------------------------------------------
Institutional trust:
  Management                          $  3       $  3        $  2       $  2        $  2
  Administration/Custody               599        568         538        498         491
Mutual fund:
  Management                            76         73          76         77          79
  Administration/Custody                69         76         108        107         130
Institutional asset management:
  Management                            97         93         101        100         101
Private asset management:
  Management                            22         21          22         21          21
  Administration/Custody                14         13          13         13          13
- ----------------------------------------------------------------------------------------
Total:
  Management                          $198       $190        $201       $200        $203
  Administration/Custody              $682       $657        $659       $618        $634
- ----------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------
MANAGED MUTUAL FUND ASSETS BY FUND CATEGORY
                                 MARCH 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
(in billions)                         1995       1994        1994       1994        1994
- ----------------------------------------------------------------------------------------
Proprietary funds:
  Taxable money market funds:
    Institutions                       $19        $18         $18        $19         $21
    Individuals                         11         10          10         10          10
  Tax-exempt money market funds          7          7           8          9           9
  Tax-exempt bond funds                 18         18          19         19          19
  Fixed-income funds                     4          4           4          5           5
  Equity funds                          10          9          10          9           9
- ----------------------------------------------------------------------------------------
    Total proprietary funds             69         66          69         71          73
Other managed funds                      7          7           7          6           6
- ----------------------------------------------------------------------------------------
    Total managed mutual fund assets   $76        $73         $76        $77         $79
- ----------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE                      Three months ended
                                                          March 31,        Inc/
(in millions)                                           1995     1994     (Dec)
- -------------------------------------------------------------------------------
Managed mutual fund fees                                 $83      $90       $(7)
Less:  Fees waived                                         9       12        (3)
Less:  Fund expense reimbursements                         3        2         1
- -------------------------------------------------------------------------------
  Net managed mutual fund fees                           $71      $76       $(5)
- -------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
  Proprietary funds:
    Taxable money market funds:
      Institutions                                       $10      $12       $(2)
      Individuals                                         10       10         -
    Tax-exempt money market funds                          5        5         -
    Tax-exempt bond funds                                 23       27        (4)
    Fixed income funds                                     5        6        (1)
    Equity funds                                          15       13         2
- -------------------------------------------------------------------------------
        Total proprietary funds                           68       73        (5)
  Other managed funds                                      3        3         -
- -------------------------------------------------------------------------------
        Net managed mutual fund fees                     $71      $76       $(5)
- -------------------------------------------------------------------------------

Mutual fund management fees are based on the average net assets of each fund. Average proprietary funds managed at Dreyfus in the first quarter of 1995 were $68 billion, compared with $78 billion in the first quarter of 1994. This decrease resulted primarily from a $5 billion reduction in average institutional money market assets managed and a $4 billion reduction in average bond funds.

The $4 million decrease in cash management and deposit transaction charges primarily reflected a shift to deposit balance-based compensation from fee-based compensation as the method of payment for cash management services, due to the 300 basis point increase in short-term interest rates since the first quarter of 1994. Including the revenue generated from deposit balances, which is in net interest revenue, cash management and deposit transaction charges increased slightly compared with the first quarter of 1994.

The $9 million increase in mortgage servicing fees, compared with the prior-year period, primarily resulted from ongoing acquisitions of mortgage servicing rights. At March 31, 1995, the Corporation's total servicing portfolio was $37 billion, compared with $26 billion at March 31, 1994.

The $5 million increase in foreign currency and securities trading fee revenue in the first quarter of 1995 was attributable to foreign exchange fees earned, primarily as a result of increased global custody and corporate customer activity.

- -------------------------------------------------------------------------------


The $5 million increase in credit card fee revenue in the first quarter of 1995, compared with the first quarter of 1994, primarily resulted from fee revenue generated by the Corporation's CornerStone(sm) credit card product.

The $4 million decrease in information services fees compared with the prior-year period resulted in part from revenue recorded in the first quarter of 1994 related to special stock transfer services transactions as well as lower customer activity in this period. On May 1, 1995, the Corporation and Chemical Banking Corporation completed their previously announced joint venture and have formed Chemical Mellon Shareholder Services (CMSS). As part of the joint venture agreement, the Corporation contributed the assets of its Mellon Securities Transfer Services (MSTS) subsidiary to CMSS. The equity method of accounting will be used to report the net results of CMSS which will further reduce information services revenue. In the first quarter of 1995 MSTS recorded information services fee revenue of $7 million. The Corporation does not expect this transaction to have a significant impact on its financial results.

Other fee revenue decreased $12 million in the first quarter of 1995, compared with the first quarter of 1994. This decrease primarily resulted from approximately $13 million of one-time net gains recorded at Dreyfus in the first quarter of 1994 from the sale of certain nonstrategic interests in Dreyfus partnerships, in anticipation of the August 1994 merger of Dreyfus with the Corporation. Cancellation of the Corporation's seasonal tax refund anticipation loan program reduced other fee revenue $10 million, compared with a year ago, partially offset by a $7 million increase in revenue generated from the electronic filing of income tax returns.

The following table summarizes the major components of the change in fee revenue in the first quarter of 1995, compared with the first quarter of 1994.

- -----------------------------------------------------------------------------------------------
SUMMARY OF MAJOR COMPONENTS OF THE CHANGE IN FEE REVENUE            First quarter 1995 compared
                                                                       to first quarter 1994
(in millions)                                                                Inc/(Dec)
- -----------------------------------------------------------------------------------------------
Gains on sale of partnerships                                                  $(13)
Mutual fund administration and custody fees
  The Boston Company (including $8 million relating to divestitures)            (13)
  Dreyfus                                                                        (4)
Securities lending revenue                                                      (10)
Tax refund anticipation loan fees                                               (10)
Mutual fund management fees                                                      (5)
Mortgage servicing revenue                                                        9
Electronic filing of income tax return fees                                       7
Other                                                                             2
- -----------------------------------------------------------------------------------------------
  Total change in fee revenue                                                  $(37)
- -----------------------------------------------------------------------------------------------

OPERATING EXPENSE
- -------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------
                                                                     Three months ended
                                                                          March 31,           Inc/
(dollar amounts in millions)                                           1995       1994       (Dec)
- --------------------------------------------------------------------------------------------------
Staff expense                                                          $240       $245        $ (5)
Net occupancy expense                                                    51         50           1
Professional, legal and other purchased services                         38         46          (8)
Equipment expense                                                        34         37          (3)
Business development                                                     33         53         (20)
Amortization of goodwill, core deposit and other identified
  intangibles recorded in connection with acquisitions                   24         27          (3)
Communications expense                                                   22         21           1
FDIC assessment and regulatory examination fees                          15         16          (1)
Amortization of purchased mortgage servicing
  rights and purchased credit card relationships                         13         12           1
Other expense                                                            29         31          (2)
- --------------------------------------------------------------------------------------------------
    Operating expense before the net
      revenue from acquired property                                    499        538         (39)
Net revenue from acquired property                                       (4)        (8)         (4)
- --------------------------------------------------------------------------------------------------
    Total operating expense                                            $495       $530        $(35)
- --------------------------------------------------------------------------------------------------
Average full-time equivalent staff                                   24,300     23,900         400
- --------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                                    63%        67%          (4)
Efficiency ratio excluding amortization of goodwill,
  core deposit and other identified intangibles
  recorded in connection with acquisitions                              60         63           (3)
- --------------------------------------------------------------------------------------------------

(a) Operating expense before the net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding securities gains (losses).

Operating expense before the net revenue from acquired property decreased $39 million in the first quarter of 1995, compared with the first quarter of 1994. This decrease resulted primarily from a reduction in marketing expense related to the CornerStone(sm) credit card as well as lower professional, legal and other purchased services and staff expense.

Marketing expense, which is included in business development expense in the table above, was $18 million lower in the first quarter of 1995, compared with the first quarter of 1994 when the CornerStone(sm) credit card was introduced. The reduction in professional, legal and other purchased services resulted from the integration of data processing operations at The Boston Company and lower consulting expense. The decrease in staff expense primarily resulted from lower pension expense.

On January 31, 1995, the Federal Deposit Insurance Corporation (FDIC) staff proposed a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, it is proposed that the premium be reduced by 83% from the current $.23 for every $100 of deposits to $.04 for every $100 of deposits. At March 31, 1995, all of the Corporation's banking subsidiaries qualified as well-capitalized. It is uncertain if the proposal will be adopted and if adopted when it would be effective.

- -------------------------------------------------------------------------------

Merger expenses of $104 million pretax, or $79 million after-tax, were recorded in 1994 to reflect expenses associated with the Dreyfus merger.
In addition, merger expenses of $175 million, or $112 million after-tax, were recorded in 1993 for expenses associated with the acquisition of The Boston Company. The tables below show expenditures through March 31, 1995.

- ------------------------------------------------------------------------------------------------------
MERGER EXPENSES ANALYSIS (THE DREYFUS CORPORATION)                                   Expected
                                                           Expenditures            expenditures
                                                              and asset     --------------------------
                                               Total     adjustments at     Remainder of     Full year
(in millions)                               expenses     March 31, 1995             1995          1996
- ------------------------------------------------------------------------------------------------------
Benefit and severance programs                  $ 42                $31               $4            $7
Professional, consulting and other                27                 26                1             -
Facilities and assets                             25                 25                -             -
Proxy solicitation                                10                 10                -             -
- ------------------------------------------------------------------------------------------------------
   Total merger expenses                        $104                $92               $5            $7
- ------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------
MERGER EXPENSES ANALYSIS (THE BOSTON COMPANY)
                                                                 Expenditures
                                                                    and asset                 Expected
                                                  Total        adjustments at             expenditures
(in millions)                                  expenses        March 31, 1995        remainder of 1995
- ------------------------------------------------------------------------------------------------------
Systems integration                                $ 67                  $ 52                      $15
Adjustment to The Boston Company
 credit loss reserve                                 51                    51                        -
Professional and consulting                          16                    15                        1
Severance, incentive retention plan,
  relocation and travel                              12                     9                        3
Facilities expense                                    8                     5                        3
Other                                                21                    18                        3
- ------------------------------------------------------------------------------------------------------
        Total merger expenses                      $175                  $150                      $25
- ------------------------------------------------------------------------------------------------------


INCOME TAXES
- -------------------------------------------------------------------------------

The provision for income taxes totaled $102 million in the first quarter of 1995, compared with $99 million in the first quarter of 1994. The Corporation's effective tax rate for the first quarter of 1995 was 37.5% compared with a 38.5% effective tax rate for the first quarter of 1994. It is currently anticipated that the effective tax rate will remain at approximately 37.5% for the foreseeable future.

ASSET/LIABILITY MANAGEMENT
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                                                             Three months ended
                                                                  March 31,
(average balances in millions)                               1995          1994
- -------------------------------------------------------------------------------
ASSETS:
Money market investments                                  $ 1,230       $ 2,147
Trading account securities                                    316           504
Securities                                                  4,890         4,798
Loans                                                      26,670        24,636
- -------------------------------------------------------------------------------
     Total interest-earning assets                         33,106        32,085
Noninterest-earning assets                                  6,387         6,638
Reserve for credit losses                                    (607)         (610)
- -------------------------------------------------------------------------------
     Total assets                                         $38,886       $38,113
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                $30,656       $33,336
Wholesale and purchased funds                               8,230         4,777
- -------------------------------------------------------------------------------
     Funds supporting total assets                        $38,886       $38,113
- -------------------------------------------------------------------------------

The change in the mix of the Corporation's average assets in the first quarter of 1995, compared with the first quarter of 1994, reflects a higher level of interest-earning assets and a higher-yielding asset mix. Average loans increased $2.0 billion while money market investments decreased $.9 billion. The mix of the Corporation's funding changed substantially in the first quarter of 1995, compared with the prior-year quarter, as a decrease in demand, money market and savings deposits was replaced with wholesale and purchased funds.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $1.8 billion in the first quarter of 1995 from the prior-year period, primarily reflecting increased consumer loan levels. Average core funds decreased $2.7 billion in the first quarter of 1995 from the prior-year period, primarily reflecting a lower level of money market and savings and demand deposits. Core funds averaged 94% of core assets in the first quarter of 1995, down from 97% in the fourth quarter of 1994 and 109% in the first quarter of 1994.

Wholesale and purchased funds are defined as deposits in foreign offices and other time deposits, federal funds purchased and securities under repurchase agreements, U.S. Treasury tax and loan demand notes, negotiable certificates of deposit, commercial paper and other funds borrowed.
Average wholesale and purchased funds increased $3.5 billion compared with a year ago, primarily reflecting an increase in overnight foreign office deposits as the Corporation continued to take advantage of slightly lower-cost short-term Eurodeposit rates. As a percentage of total average assets, average wholesale and purchased funds increased to 21% in the first quarter of 1995 from 19% in the fourth quarter of 1994 and 13% in the prior-year period.

COMPOSITION OF LOAN PORTFOLIO
- -------------------------------------------------------------------------------


The loan portfolio increased $2.159 billion, or 9%, at March 31, 1995, compared with March 31, 1994, primarily as a result of new product development and increased loan demand. Loan growth through March 31, 1995 reflects a $938 million increase in credit card loans, a $621 million increase in commercial and financial loans and a $520 million increase in consumer mortgages. At March 31, 1995, the composition of the loan portfolio was 51% consumer and 49% commercial.


- ------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31,     Dec. 31,     Sept. 30,     June 30,     March 31,
(in millions)                                           1995         1994          1994         1994          1994
- ------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
  Commercial and financial                           $ 9,820(a)   $10,015       $ 9,903      $ 9,339       $ 9,199
- ------------------------------------------------------------------------------------------------------------------
  Commercial real estate                               1,588(b)     1,624         1,608        1,622         1,638
- ------------------------------------------------------------------------------------------------------------------
  Consumer credit:
    Consumer mortgage                                  8,686        8,680         8,503        8,156         8,166
    Credit card                                        2,423        2,381         1,985        1,666         1,485
    Other consumer credit                              2,534        2,455         2,418        2,378         2,481
- ------------------------------------------------------------------------------------------------------------------
        Total consumer credit                         13,643       13,516        12,906       12,200        12,132
- ------------------------------------------------------------------------------------------------------------------
  Lease finance assets                                   815          815           744          704           715
- ------------------------------------------------------------------------------------------------------------------
        Total domestic loans                          25,866       25,970        25,161       23,865        23,684
- ------------------------------------------------------------------------------------------------------------------
INTERNATIONAL LOANS                                      830          763           851          866           853
- ------------------------------------------------------------------------------------------------------------------
        Total loans, net of unearned discount (c)    $26,696      $26,733       $26,012      $24,731       $24,537
- ------------------------------------------------------------------------------------------------------------------

(a)  Includes $30 million of FDIC loss share loans.
(b)  Includes $131 million of FDIC loss share loans.
(c)  Excludes segregated assets.

Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $621 million, or 7%, at March 31, 1995, compared to March 31, 1994, primarily as a result of increases in corporate/institutional banking and middle market banking. Commercial and financial loans represented 37% of the total loan portfolio at both March 31, 1995 and 1994. At March 31, 1995, nonperforming domestic commercial and financial loans and leases were .55% of total domestic commercial and financial loans and leases, compared with .53% at March 31, 1994.

Commercial real estate

The Corporation's $1.588 billion domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $131 million of loans acquired in the December 1992 Meritor acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC.
Domestic commercial real estate loans decreased by $50 million, or 3%, at March 31, 1995 compared with March 31, 1994. The decrease primarily was a result of paydowns, sales, transfers to OREO and net credit losses partially offset by new loan originations. Domestic commercial real estate loans were 6% of total loans at March 31, 1995, down from 7% a year earlier. Nonperforming commercial real estate loans were 2.31% of total domestic commercial real estate loans at March 31, 1995, compared with 3.45% at March 31, 1994.

- -------------------------------------------------------------------------------


Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one-to-four family residential mortgages, home equity loans and personal loans secured by residential properties. At March 31, 1995, this portfolio grew to $8.686 billion, from $8.166 billion at March 31, 1994. The $520 million increase in this portfolio from the prior-year period primarily reflects increases in home equity loans, personal loans secured by residential properties and one-to-four family residential mortgage loans.

Jumbo mortgages are residential mortgages that range from $250,000 to $3,000,000. These loans increased approximately $50 million from March 31, 1994, to $4.2 billion at March 31, 1995. Home equity loans increased approximately $210 million to $1.4 billion, resulting from successful marketing efforts, as well as an improving economy. Personal loans secured by residential properties increased approximately $160 million to $1.2 billion and loans secured by one-to-four family residential mortgages increased approximately $100 million to $1.9 billion. Nonperforming consumer mortgages were .67% of total consumer mortgages at March 31, 1995, compared with .83% at March 31, 1994.

Credit card

At March 31, 1995, credit card loans totaled $2.423 billion, a $938 million, or 63%, increase from March 31, 1994. This increase primarily was driven by the CornerStone(sm) credit card product which was introduced in January 1994. At March 31, 1995, this product had total outstanding balances of $902 million.

Other loans

Other consumer credit, which principally consists of installment loans, unsecured personal credit lines and student loans, increased by $53 million from March 31, 1994. This increase reflected growth in the student loan portfolio. Lease finance assets increased to $815 million, up from $715 million at March 31, 1994. Loans to international borrowers decreased to $830 million at March 31, 1995, from $853 million at March 31, 1994.

CAPITAL
- -------------------------------------------------------------------------------

SELECTED CAPITAL DATA

(dollar amounts in millions,                 MARCH 31,    Dec. 31,    March 31,
 except per share amounts)                        1995        1994         1994
- -------------------------------------------------------------------------------
Common shareholders' equity                     $3,755     $ 3,687      $ 3,635
Common shareholders' equity to assets ratio       9.48%       9.54%        9.68%
Tangible common equity ratio (a)                  7.10        7.05         7.07
Total shareholders' equity                      $4,190     $ 4,122      $ 4,227
Total shareholders' equity to assets ratio       10.57%      10.67%       11.26%
Tier I capital ratio                              9.49        9.48        10.00
Total (Tier I plus Tier II) capital ratio        12.86       12.90        13.50
Leverage capital ratio                            8.84        8.67         8.99
Book value per common share                     $25.63     $ 25.06      $ 24.85 (b)
Closing common stock price                      $40.75     $30.625      $37.375
Market capitalization                           $5,969     $ 4,507      $ 5,371
- -------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill, core deposit and other identified intangibles recorded in connection with acquisitions divided by total assets less goodwill, core deposit and other identified intangibles.

(b) The March 31, 1994, book value per common share assumed full conversion of the Series D preferred stock to common stock. Accordingly, this included the additional paid-in capital on the Series D preferred stock because this paid-in capital had no liquidation preference over the common stock. The Series D preferred stock was converted into common stock in August 1994, pursuant to the terms of the Series D statement of designation.


The increase in the Corporation's common shareholders' equity, compared with a year ago, resulted from earnings retention. The decrease in total shareholders' equity, compared with March 31, 1994, resulted from the redemption of the Corporation's $160 million Series H preferred stock. This redemption reduced the March 31, 1995, total shareholders' equity to assets ratio and the regulatory capital ratios by 40 to 45 basis points.

In accordance with the January 1, 1994, adoption of FAS No. 115, certain assets available for sale are reported at fair value at March 31, 1995, with an unrealized loss of $53 million, net of taxes, included in common shareholders' equity. The impact of recording the unrealized loss at March 31, 1995, resulted in a reduction of book value per common share of $.36 and a reduction of 12 basis points in the common shareholders' equity to assets ratio. Increased volatility of shareholders' equity, certain related capital ratios and book value per common share could result from future changes in unrealized gains and losses on assets classified as available for sale.

- -------------------------------------------------------------------------------


The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

- -------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                             March 31,
(dollar amounts in millions)                                    1995       1994
- -------------------------------------------------------------------------------
Tier I capital:
  Common shareholders' equity (a)(b)                         $ 3,808    $ 3,614
  Qualifying preferred stock (b)                                 435        629
  Minority interest                                               12         12
  Goodwill and certain other intangibles                        (888)      (907)
- -------------------------------------------------------------------------------
      Total Tier I capital                                   $ 3,367    $ 3,348
Tier II capital                                                1,197      1,173
- -------------------------------------------------------------------------------
      Total qualifying capital                               $ 4,564    $ 4,521
- -------------------------------------------------------------------------------
Risk-adjusted assets:
  On-balance-sheet                                           $25,887    $24,342
  Off-balance-sheet                                            9,595      9,139
- -------------------------------------------------------------------------------
      Total risk adjusted assets                             $35,482    $33,481
- -------------------------------------------------------------------------------
Average assets-leverage capital basis                        $38,107    $37,237
- -------------------------------------------------------------------------------
Tier I capital ratio (c)                                       9.49%     10.00%
Total capital ratio (c)                                       12.86      13.50
Leverage capital ratio (c)                                     8.84       8.99
- -------------------------------------------------------------------------------

(a) Regulatory guidelines require that any adjustment to shareholders' equity required by FAS No. 115 be excluded from the calculation of risk-based capital. Therefore, the $53 million and $16 million, net of tax, of unrealized losses on assets classified as available for sale at March 31, 1995 and 1994, respectively, have been excluded.
(b) For the purpose of this computation, the additional paid-in capital on the Series D preferred stock, totaling $37 million at March 31, 1994, was included in "Qualifying preferred stock" rather than in "Common shareholders' equity."
(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

Tier I and Total capital are expressed as a percentage of risk-adjusted assets, which include various credit risk-weighted percentages of on-balance-sheet assets, as well as off-balance-sheet exposures. The Leverage capital ratio evaluates capital adequacy on the basis of the ratio of Tier I capital to quarterly average total assets as reported on the Corporation's regulatory financial statements, net of the loan loss reserve, goodwill and certain other intangibles.

Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. Should a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well capitalized to critically undercapitalized. For an institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at March 31, 1995. The Corporation intends to maintain the ratios of its banking subsidiaries at the well capitalized levels.

- -------------------------------------------------------------------------------


When computing Tier I capital, the Corporation deducts all goodwill and certain other identifiable intangibles acquired subsequent to February 19, 1992, except purchased mortgage servicing rights and purchased credit card relationships.

- -------------------------------------------------------------------------------
                                             MARCH 31,    Dec. 31,    March 31,
(in millions)                                     1995        1994         1994
- -------------------------------------------------------------------------------
Goodwill                                          $813        $824         $811
- -------------------------------------------------------------------------------

The $2 million increase in goodwill at March 31, 1995, compared with March 31, 1994, primarily resulted from $27 million related to the U.S. Bancorp Mortgage Company transaction and $22 million related to the acquisition of Glendale Bancorporation, partially offset by amortization of $50 million during the last 12 months. Based upon the current level and amortization schedule, the future amortization of goodwill over the next 12 months is expected to be approximately $52 million. The future annual amortization of goodwill for the full years 1996 through 2000 is expected to remain at approximately $52 million.


- -------------------------------------------------------------------------------
                                             MARCH 31,    Dec. 31,    March 31,
(in millions)                                     1995        1994         1994
- -------------------------------------------------------------------------------
Purchased core deposit intangible                 $127        $133         $149
Covenants not to compete                            34          38           51
Other identified intangibles                        40          41           45
- -------------------------------------------------------------------------------
  Total purchased core deposit
    and other identified intangibles              $201        $212         $245
- -------------------------------------------------------------------------------

Based upon the current level and amortization schedule, the future annual amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $42 million. The future annual amortization of purchased core deposit and other identified intangibles for the full years 1996 through 2000 will be approximately $42 million, $30 million, $26 million, $26 million and $14 million, respectively.

- -------------------------------------------------------------------------------
                                             MARCH 31,    Dec. 31,    March 31,
(in millions)                                     1995        1994         1994
- -------------------------------------------------------------------------------
Purchased mortgage servicing rights               $317        $292         $176
Purchased credit card relationships                 58          60           61
- -------------------------------------------------------------------------------
  Total purchased mortgage servicing rights
    and purchased credit card relationships       $375        $352         $237
- -------------------------------------------------------------------------------

The increase in purchased mortgage servicing rights at March 31, 1995, compared with December 31, 1994, primarily resulted from the ongoing acquisition of purchased mortgage servicing rights.

In March 1995, the Financial Accounting Standards Board released FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS No. 121 established guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for both assets to be held and used as well as assets to be disposed of. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. This standard becomes effective on January 1, 1996. Adoption of FAS No. 121 is not expected to result in material changes to the Corporation's financial position or results of operations.

LIQUIDITY AND DIVIDENDS
- -------------------------------------------------------------------------------


The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's funding needs are evaluated continually and its liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The Corporation also has a $200 million revolving credit agreement and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the Consolidated Statement of Cash Flows, cash and due from banks decreased by $155 million during the first quarter of 1995 to $2,130 million at March 31, 1995. The decrease reflected $276 million of net cash used in investing activities and $236 million of net cash used by operating activities offset, in part, by $351 million of net cash provided by financing activities. Net cash used in investing activities principally reflected a net increase in securities available for sale. Net cash provided by financing activities primarily reflected increases in short-term borrowings and customer term deposits offset, in part, by a decrease in transaction and savings deposits.

Included in noncash charges and credits is the amortization expense of goodwill, core deposit and other identified intangibles that the Corporation has recorded as a result of accounting for business combinations under the purchase method of accounting. Had the Corporation accounted for these transactions under the pooling of interests method of accounting, these intangibles and their related amortization would not have been reported. Net income applicable to common stock, excluding the after-tax impact of the amortization of these intangibles, is shown in the table below:

- -------------------------------------------------------------------------------
                                                                 Quarter ended
                                                                   March 31,
                                                                1995       1994
- -------------------------------------------------------------------------------
Net income applicable to common stock                           $160       $141
After-tax impact of amortization of intangibles
  from purchase acquisitions                                      18         21
- -------------------------------------------------------------------------------
      Total                                                     $178       $162
- -------------------------------------------------------------------------------

On March 1, 1995, the Corporation redeemed the $160 million Series H preferred stock at the contractual redemption price of $26.30 per share plus accrued dividends. This transaction was funded with cash on hand. Contractual maturities of the Corporation's term debt were $1 million in the first quarter of 1995. Contractual maturities of term debt will total $326 million in the remainder of 1995. The Corporation expects to fund its debt maturities with a combination of cash presently on hand, other internal funding sources and, if necessary, with the proceeds from the public and/or private issuance of securities. At March 31, 1995, the Corporation's senior debt was rated "A2" by Moody's and "A" by Standard and Poor's.

On March 31, 1995, Mellon Bank, N.A., the Corporation's principal banking subsidiary, made available an offering circular to issue, from time to time, up to $2 billion of bank notes. Mellon Bank, N.A. can issue up to $1.5 billion of bank notes with maturities ranging from 30 to 270 days and $.5 billion of bank notes with maturities ranging from more than 270 days to 15 years. Proceeds from the issuance of the bank notes will be used by Mellon Bank, N.A. for general funding purposes.

- -------------------------------------------------------------------------------


On April 17, 1995, the executive committee of the board of directors of the Corporation approved an 11% increase in the quarterly cash dividend to $.50 per common share. The increased dividend is payable on May 15, 1995, to shareholders of record on April 28, 1995. This is the third common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 97%.

The Corporation paid $66 million in common dividends for the first quarter of 1995 compared with $43 million in the prior-year period. In addition, the Corporation paid $10 million in dividends on its outstanding shares of preferred stock during the first quarter of 1995. The common stock dividend payout ratio was 41% in the first quarter of 1995, compared with 31% in the first quarter of 1994. Using the new common dividend rate of $.50 per share, annualized dividend requirements for the common and preferred stock are expected to be approximately $330 million.

The parent Corporation's principal sources of cash are dividends and interest from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 17 in the Corporation's 1994 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 1995, of up to approximately $456 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 1995, and the date of any such dividend declaration.

The national bank subsidiaries declared dividends to the parent Corporation of $100 million in the first quarter of 1995, $366 million in the full-year 1994 and $185 million in 1993. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $4.5 million in the first quarter of 1995, $122 million in the full-year 1994 and $116 million in 1993.


INTEREST RATE SENSITIVITY ANALYSIS
- -------------------------------------------------------------------------------


The Corporation actively manages its interest rate sensitivity position through the use of on- and off-balance-sheet financial instruments, in order to maintain an appropriate balance between the repricing characteristics of its assets and liabilities. Financial instruments that the Corporation uses to manage interest rate sensitivity include securities classified as available for sale, money market assets, interest rate swaps, futures and forwards and interest rate caps and floors. The interest rate sensitivity table on page 25 shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at March 31, 1995. The data are based upon contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds.

At March 31, 1995, the Corporation had an asset-sensitive interest rate risk position. Generally, an asset-sensitive gap indicates that rising interest rates could positively affect net interest revenue, and falling rates could negatively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice at the same time or to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

- -------------------------------------------------------------------------------


The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive in the amount of $5.2 billion, or 13.2% of total assets, at March 31, 1995. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $3.6 billion in this cumulative asset-sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to an asset-sensitive amount of $1.6 billion, or 4.0% of total assets. The Corporation uses off-balance-sheet instruments primarily to convert fixed-rate long-term deposits to variable-rate deposits that generally reprice quarterly. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of approximately $3.6 billion to accomplish this objective. Correspondingly, the Corporation would also have had to acquire a comparable amount of wholesale funds in order to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

In order to measure the effects of interest rate fluctuations on the Corporation's net interest margin, management simulates the potential effects of changing interest rates through computer modeling, incorporating both the current gap position and the expected magnitude of the repricing of specific asset and liability categories. The analysis of the impact of both a 100 basis point and 200 basis point upward or downward movement in interest rates is shown in the table below. This analysis was done assuming earning asset levels at March 31, 1995, remained constant and assumes an unchanged level of loan fees. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the March 31, 1995 levels. The simulated impact of rate changes shown in the following table is compared to the first quarter actual results annualized.


- -------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY ANALYSIS
                                                  Movements in interest rates from March 31, 1995 rates
- -------------------------------------------------------------------------------------------------------
Anticipated impact in the next 12 months                           Increase               Decrease
  compared with first quarter 1995                            ------------------     ------------------
  actual results annualized:                                  +100 bp    +200 bp     -100 bp    -200 bp
                                                              -----------------------------------------
  Net interest revenue increase                                  +.3%     -(.8)%        +.9%       +.5%
  Earnings per share increase                                    $.02     $.(05)        $.06       $.03
- -------------------------------------------------------------------------------------------------------


The anticipated increase in net interest revenue in the next 12 months, compared with annualized first quarter 1995 actual results, is less favorable under an increasing-rate scenario as a result of the impact of interest rate caps on $3.3 billion of adjustable rate mortgage (ARM) loans and $1.5 billion of ARM securities carried by the Corporation. At March 31, 1995, these ARMs have an interest rate cap feature that limits the interest rate increase to 200 basis points and 100 basis points, respectively, every 12 months.

- -------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP AT MARCH 31, 1995
                                                          Repricing period
                                        -----------------------------------------------------
                                        0-30    31-90    91-180    181-365      1-5    Over 5
(dollar amounts in millions)            days     days      days       days    years     years    Total
- ------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Money market investments           $   868  $    68    $    2     $   10   $    -   $     -  $   948
  Trading account securities             233        -         -          -        -         -      233
  Securities                           1,360      489       511        936      650     1,364    5,310
  Loans                                9,860    6,135     3,038      1,907    3,489     2,267   26,696
- ------------------------------------------------------------------------------------------------------
     Total interest-earning assets   $12,321  $ 6,692    $3,551     $2,853   $4,139   $ 3,631  $33,187
Funds supporting interest-
 earning assets:
  Interest-bearing deposits          $ 4,838  $ 5,111    $3,160     $1,572   $2,770   $ 4,050  $21,501
  Other borrowed funds                 3,648      497       400          -        -       115    4,660
  Notes and debentures (with original
   maturities over one year)               -       26       100        220      458       788    1,592
  Noninterest-bearing liabilities        122      154       233        106        -     4,819    5,434
- ------------------------------------------------------------------------------------------------------
     Total funds supporting
      interest-earning assets        $ 8,608  $ 5,788    $3,893     $1,898   $3,228   $ 9,772  $33,187
- ------------------------------------------------------------------------------------------------------
     Subtotal                        $ 3,713  $   904    $ (342)    $  955   $  911   $(6,141) $     -
- ------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments        $(3,241) $(2,090)   $  340     $1,335   $3,214   $   442  $     -
- ------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap        $   472  $(1,186)   $   (2)    $2,290   $4,125   $(5,699) $     -
- ------------------------------------------------------------------------------------------------------
Cumulative gap                       $   472  $  (714)   $ (716)    $1,574   $5,699   $     -  $     -
- ------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
 of total assets                        1.2%   (1.8)%    (1.8)%       4.0%    14.4%
- ------------------------------------------------------------------------------------------------------

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

MANAGING INTEREST RATE RISK WITH OFF-BALANCE-SHEET INSTRUMENTS

The Corporation uses off-balance-sheet instruments, primarily interest rate swaps, in managing the interest rate risk on specific liabilities and assets. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements because swaps only involve the exchange of fixed or floating interest rate payments, not the notional amounts. The Corporation uses non-leveraged generic and index amortizing swaps to accomplish its objectives. Generic swaps involve the exchange of fixed and variable interest rates based upon underlying contractual notional amounts. Index amortizing swaps involve the exchange of fixed and variable interest rates; however, their notional amount and maturities vary based upon certain underlying indices. In addition, the Corporation has entered into other off-balance-sheet instruments, primarily interest rate caps and floors and futures and forward contracts, to manage interest rate sensitivity on specific liability and asset instruments. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table on the following page.

- --------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK AT MARCH 31, 1995
                                                                                               Total at
                                                                                              March 31,
(notional amounts in millions)             1995     1996     1997     1998     1999     2000+      1995
- -------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
   Notional amount                       $  340   $  260   $  160   $   15   $2,125    $  400   $ 3,300
   Weighted average rate:
    Receive                               6.07%    5.30%    6.36%    5.22%    5.29%     6.32%     5.55%
    Pay                                   6.34%    6.32%    6.30%    6.30%    6.30%     6.59%     6.34%

Receive fixed/pay floating
 indexed amortizing swaps: (b)
   Notional value                        $  783   $2,374   $  660   $   53   $  603    $  230   $ 4,703
   Weighted average rate:
    Receive                               5.92%    5.31%    6.21%    7.19%    7.11%     7.19%     5.88%
    Pay                                   6.32%    6.30%    6.29%    6.31%    6.37%     6.31%     6.31%

Pay fixed/receive floating
 generic swaps: (a)
   Notional amount                       $  201   $   20   $2,128   $   20   $    3    $   10   $ 2,382
   Weighted average rate:
    Receive                               6.34%    6.09%    6.30%    3.35%    7.16%     6.09%     6.27%
    Pay                                   5.68%    9.39%    4.75%    5.21%    8.41%     6.49%     4.88%

Other products (c)                       $   85   $  255   $  100   $    4   $    2    $  103   $   549
- -------------------------------------------------------------------------------------------------------

        Total notional amount            $1,409   $2,909   $3,048   $   92   $2,733    $  743   $10,934
- -------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based on interest rate indices.
(b) Amortizing swaps' notional amounts and lives change, based on certain interest rate indices. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly.
(c) Average rates are not meaningful for these products.

The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $10.9 billion at March 31, 1995, a decrease of $.4 billion from December 31, 1994. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities in order to assess its impact on the net interest margin. As discussed on pages 23 and 24, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $5.2 billion, before the utilization of these instruments, to a cumulative one-year asset-sensitive position of $1.6 billion at March 31, 1995.

- --------------------------------------------------------------------------------

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments.


- --------------------------------------------------------------------------------
(notional amounts in millions)                                    March 31, 1995
- --------------------------------------------------------------------------------
Instruments associated with deposits                                     $ 8,796
Instruments associated with other liabilities                                420
Instruments associated with loans                                          1,718
- --------------------------------------------------------------------------------
  Total notional amount                                                  $10,934
- --------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to neutralize the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential was interest receipts of less than $1 million in the first quarter of 1995, compared with $49 million in the first quarter of 1994. The lower net interest revenue impact in the 1995 period, compared with the 1994 period, resulted from the effect of rising interest rates. As expected, this impact was offset by higher net interest revenue generated from on-balance-sheet instruments. The effect on the Corporation's financial statements of utilizing off-balance-sheet instruments as part of its interest rate risk management, versus using on-balance-sheet assets and liabilities, is a smaller, more efficient balance sheet, reduced wholesale funding requirements and a higher return on assets and net interest margin. Utilization of off-balance-sheet instruments versus on-balance-sheet instruments results in a comparable amount of net interest revenue, net income and return on common shareholders' equity. Assuming interest rates continue to rise, growth in revenue on interest-earning assets would be expected to mitigate a reduction of revenue from off-balance-sheet instruments, which is consistent with the Corporation's simulation model described on pages 23 and 24. The Corporation's analysis using current interest rate scenarios indicates that off-balance-sheet instruments will have a negative impact on the net interest margin in the remainder of 1995 before considering the positive effect of on-balance-sheet instruments.

The Corporation did not terminate any interest rate agreements in the first quarter of 1995. Terminations of interest rate swaps in 1994 resulted in the amortization of less than $1 million of net deferred gains into net interest revenue in the first quarter of 1995. These gains are being amortized over the remaining period of the original hedge, which is less than one year. The Corporation did not have any off-balance-sheet instruments associated with anticipated transactions at March 31, 1995.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at March 31, 1995, was a negative $195 million, compared with a negative $344 million at December 31, 1994. This improvement was consistent with the decrease in long-term interest rates during the first quarter of 1995, which had the corresponding effect of decreasing the fair value of on-balance-sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation including the aggregate net position of all on- and off-balance-sheet instruments.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR OTHER THAN INTEREST RATE RISK MANAGEMENT PURPOSES

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts and option contracts, interest rate swaps and interest rate caps and floors to enable customers to meet their financing objectives and to manage their interest-and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses the instruments previously mentioned, as well as futures and forward contracts, as part of its proprietary trading account activities. In the first quarter of 1995, the Corporation recorded $24 million of fee revenue from these activities, compared with $20 million in the first quarter of 1994, primarily from foreign

- --------------------------------------------------------------------------------

exchange contracts entered into on behalf of customers. The notional values of these contracts were $40 billion at March 31, 1995, $34 billion at December 31, 1994 and $31 billion at March 31, 1994, and are included on the "Off-balance-sheet instruments used for other than interest rate risk management purposes table" on page 33.

These off-balance-sheet instruments are subject to credit and market risk. Credit risk is limited to the estimated aggregate replacement cost of contracts in a gain position, should counterparties fail to perform under the terms of those contracts and any underlying collateral proves to be of no value. Credit risk is managed by subjecting the counterparties to the Corporation's credit approval and monitoring policies and procedures. Counterparty limits are monitored on an ongoing basis. Credit risk is further mitigated by contractual agreements to net replacement cost gains and losses on multiple transactions with the same counterparty through the use of master netting agreements. The Corporation has master netting agreements on interest rate swaps, interest rate caps and floors, options contracts, futures contracts and forward rate agreements. The total credit risk of contracts used for other than interest rate risk management purposes, which is included in "Other assets" in the balance sheet, was $957 million at March 31, 1995. Market risk arises from changes in the market value of contracts as a result of the fluctuations in interest and currency rates. The Corporation limits its exposure to market risk by entering into generally matching or offsetting positions and by establishing and monitoring limits on unmatched positions. Position limits are set by the Finance Committee, approved by the board of directors and monitored daily by senior managers. Portfolio outstandings are monitored against such limits on an ongoing basis. The Corporation also manages market risk by adjusting its portfolio of customer and corporate off-balance-sheet instrument dealer positions when necessary. These instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue.

The Corporation measures the effects of interest rate and currency value fluctuations on the portfolio used for other than interest rate risk management through computer modeling. Because the Corporation generally matches or offsets positions, the analyses indicate that even severe changes in interest rates or foreign currency values would impact net income by less than $1 million. For additional information on off-balance-sheet financial instruments, see note 19 in the Corporation's 1994 Annual Report on Form 10-K.

NONPERFORMING ASSETS
- --------------------------------------------------------------------------------

                                                MARCH 31,  Dec. 31,  Sept. 30,  June 30,  March 31,
(dollar amounts in millions)                         1995      1994       1994      1994       1994
- ---------------------------------------------------------------------------------------------------
Nonperforming loans                                  $156      $151       $156      $155       $196
Acquired property, net of the OREO reserve             87        88        104       109        118
- ---------------------------------------------------------------------------------------------------
  Total nonperforming assets (a)                     $243      $239       $260      $264       $314
- ---------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans   .58%      .56%       .60%      .63%       .80%
Total nonperforming assets as a percentage
  of total loans and net acquired property           .91%      .89%       .99%     1.06%      1.27%
- ---------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.


"Nonperforming assets" is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Nonperforming assets do not include the segregated assets acquired in the December 1992 Meritor retail office acquisition. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest receipts on nonaccrual loans are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest payments become current or when the loan becomes well-secured and is in the process of collection. Past-due commercial loans

- --------------------------------------------------------------------------------

are those that are contractually past due 90 days or more, but are not on nonaccrual status because they are well-secured and in the process of collection. Additional information regarding nonperforming assets is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1994 Annual Report on Form 10-K.

At March 31, 1995, nonperforming assets totaled $243 million, up $4 million compared with December 31, 1994. The increase resulted as new additions slightly exceeded repayments, credit losses and asset sales.

Nonperforming assets decreased by $71 million, or 23%, compared with March 31, 1994, primarily as a result of a $60 million reduction in domestic nonperforming real estate assets. These assets consist of nonperforming commercial and consumer real estate loans and OREO net of the reserve. The reductions primarily resulted from repayments, asset sales and credit losses.


- -----------------------------------------------------------------------------------------------------------------------
NONPERFORMING AND PAST-DUE ASSETS (a)                       MARCH 31,    Dec. 31,    Sept. 30,    June 30,    March 31,
(dollar amounts in millions)                                     1995        1994         1994        1994         1994
- -----------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                       $ 55        $ 61         $ 62        $ 43         $ 49
  Commercial real estate                                           34          25           29          32           43
  Consumer credit:
    Consumer mortgage                                              58          56           51          61           67
    Other consumer credit                                           2           -            1           2            3
- -----------------------------------------------------------------------------------------------------------------------
        Total domestic nonaccrual loans                           149         142          143         138          162
International nonaccrual loans                                      -           1            1           6           16
- -----------------------------------------------------------------------------------------------------------------------
        Total nonaccrual loans                                    149         143          144         144          178
- -----------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                          4            5           9           8            4
  Commercial real estate                                            3            3           3           3           14
- -----------------------------------------------------------------------------------------------------------------------
        Total domestic restructured loans                           7            8          12          11           18
- -----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans:
  Domestic                                                        156          150         155         149          180
  International                                                     -            1           1           6           16
- -----------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans (b)                             156          151         156         155          196
- -----------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                            112          116         133         139          152
  Reserve for real estate acquired                                (26)         (29)        (30)        (31)         (35)
- -----------------------------------------------------------------------------------------------------------------------
    Net real estate acquired                                       86           87         103         108          117
  Other assets acquired                                             1            1           1           1            1
- -----------------------------------------------------------------------------------------------------------------------
    Total acquired property                                        87           88         104         109          118
- -----------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                   $243         $239        $260        $264         $314
- -----------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
 loan portfolio segments:
    Domestic commercial and financial loans and leases            .55%         .60%        .67%        .51%         .53%
    Domestic commercial real estate loans                        2.31         1.73        1.98        2.15         3.45
    Domestic consumer mortgage loans                              .67          .64         .61         .75          .83
    Total loans                                                   .58          .56         .60         .63          .80
Nonperforming assets as a percentage of
 total loans and net acquired property                            .91          .89         .99        1.06         1.27
- -----------------------------------------------------------------------------------------------------------------------
Past-due loans:
  Consumer credit                                                $ 75         $ 69        $ 61        $ 52         $ 53
  Real estate, primarily consumer mortgages                        32           27          19          23           22
  Commercial                                                        9           10          45          43            5
- -----------------------------------------------------------------------------------------------------------------------
    Total past-due loans                                         $116         $106        $125        $118         $ 80
- -----------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes $69 million, $58 million, $60 million, $47 million and $65 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

- -------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED MARCH 31 (a)
                                                              Domestic
                                                --------------------------------------                         Total
                                                 Commercial     Commercial    Consumer                     -------------
(in millions)                                   & Financial    Real Estate      Credit    International    1995     1994
- ------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period             $ 66            $28         $56              $ 1    $151     $202
  Additions                                              29             12          14                -      55       60
  Payments (b)                                          (33)             -          (3)              (1)    (37)     (17)
  Return to accrual status                                -              -          (3)               -      (3)     (29)
  Credit losses                                          (2)            (3)         (2)               -      (7)     (18)
  Transfers to acquired property                         (1)             -          (2)               -      (3)      (2)
- ------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at March 31                        $ 59            $37         $60              $ -    $156     $196
- ------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.

- ------------------------------------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA (a)                                                                     March 31,
(dollar amounts in millions)                                                                           1995         1994
- ------------------------------------------------------------------------------------------------------------------------
Book balance                                                                                           $156         $196
Contractual balance of nonperforming loans                                                              222          308
Book balance as a percentage of
  contractual balance                                                                                   70%          64%
Year-to-date interest receipts applied to reduce principal                                             $  2         $  3
Year-to-date interest receipts recognized in interest revenue                                             2            2
- ------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." See note 2 in the Notes to Financial Statements for a further discussion of FAS Nos. 114 and 118. A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At March 31, 1995, the Corporation's impaired loans totaled $156 million, which was equal to the nonperforming loans total. There was no specific reserve for impaired loans at March 31, 1995.
Average impaired loans during the first quarter of 1995 were $162 million. During the quarter, the Corporation recognized $2 million of interest income on impaired loans, all of which was recognized using the cash basis method of income recognition.

- -------------------------------------------------------------------------------

Acquired property consists of OREO and other assets acquired in connection with loan settlements. OREO, net of the reserve, totaled $86 million at March 31, 1995, compared with $87 million at December 31, 1994, and $117 million at March 31, 1994. The decrease from March 31, 1994, primarily resulted from sales, partially offset by new transfers to OREO.

- --------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                         Three months ended
                                                                            March 31,
(in millions)                                                             1995    1994
- --------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                      $87     $138
Foreclosures                                                                6        3
Sales                                                                      (7)     (18)
Write-downs, credit losses, OREO
  provision and other                                                       -       (6)
- --------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                             86      117
Other acquired assets                                                       1        1
- --------------------------------------------------------------------------------------
Total acquired property at end of period, net of the OREO reserve (a)     $87     $118
- --------------------------------------------------------------------------------------

(a)   Excludes segregated assets.

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

- --------------------------------------------------------------------------------------
RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                     Three months ended
                                                                           March 31,
(in millions)                                                            1995     1994
- --------------------------------------------------------------------------------------
Beginning balance                                                         $29     $37
Write-downs on real estate acquired                                         -      (2)
Provision                                                                  (3)      -
- --------------------------------------------------------------------------------------
Ending balance                                                            $26     $35
- --------------------------------------------------------------------------------------


SEGREGATED ASSETS
- -------------------------------------------------------------------------------

Segregated assets represent commercial real estate and other commercial loans acquired in the December 1992 Meritor retail office acquisition that are on nonaccrual status or are foreclosed properties. As a result of a loss sharing arrangement with the FDIC, any of the performing commercial loans or performing commercial real estate loans acquired in the Meritor acquisition that become nonaccrual before December 1997 will be reclassified to segregated assets. These delinquent assets are reported in other assets in the balance sheet, net of reserve. The reserve for segregated assets is not included in the reserve for credit losses. At March 31, 1995, segregated assets totaled $74 million, or $70 million net of a $4 million reserve, compared with $176 million, or $172 million net of a $4 million reserve, at March 31, 1994. The Corporation recorded net recoveries of less than $1 million in the first quarter of 1995 and net credit losses of less than $1 million in the first quarter of 1994, on segregated assets. Additional information regarding segregated assets is presented in note 8 in the Corporation's 1994 Annual Report on Form 10-K.

OFF-BALANCE-SHEET RISK
- -------------------------------------------------------------------------------

In the normal course of business, the Corporation becomes a party to various financial transactions that generally do not involve funding.
These instruments involve various risks including market and credit risk. Because these transactions generally are not funded, they are not reflected on the balance sheet and are referred to as financial instruments with off-balance-sheet risk. The Corporation offers these financial instruments to enable its customers to meet their financing objectives and manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with an ongoing source of fee revenue. The Corporation also enters into these transactions to manage its own risks arising from movements in interest and currency rates and as a part of its proprietary trading and funding activities.

Off-balance-sheet financial instruments involve varying degrees of market and credit risk that exceed the amounts recognized on the balance sheet. The Corporation limits its exposure to loss from these instruments by subjecting them to the same credit approval and monitoring procedures as for on-balance-sheet instruments, as well as by entering into offsetting or matching positions to hedge interest- and currency-rate risk.

A discussion of the Corporation's use of off-balance-sheet instruments is presented on pages 23 through 28. In addition, further discussion of the Corporation's financial instruments with off-balance-sheet risk is presented in note 19 in the Corporation's 1994 Annual Report on Form 10-K.

- --------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
- --------------------------------------------------------------------------------

                                                                            March 31,
(in millions)                                                           1995         1994
- -----------------------------------------------------------------------------------------
Commitments to extend credit                                         $16,476(a)   $13,154
Standby letters of credit and foreign guarantees                       3,204(b)     3,345
Commercial letters of credit                                             135          155
Residential mortgage loans serviced with recourse                        176          303
Custodian securities lent with indemnification
 against broker default of return of securities                       14,808       12,526
- -----------------------------------------------------------------------------------------

(a) Approximately 28% of these commitments are scheduled to expire within one year, with an additional 56% scheduled to expire within five years.

(b) Net of participations and cash collateral totaling $226 million.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR OTHER THAN INTEREST RATE RISK MANAGEMENT
 PURPOSES
- --------------------------------------------------------------------------------

                                                                          March 31,
                                                                      1995         1994
                                                                    --------     --------
                                                                    NOTIONAL     Notional
(in millions)                                                         AMOUNT       Amount
- -----------------------------------------------------------------------------------------
Foreign currency contracts (a):
     Commitments to purchase                                         $12,586      $10,237
     Commitments to sell                                              12,660       10,151
Foreign currency and other option contracts written                      155          310
Foreign currency and other option contracts purchased                    177          613
Futures and forward contracts                                          1,651        1,310
Interest rate agreements (a):
     Interest rate swaps                                               6,692        4,550
     Options, caps and floors purchased                                3,155        3,883 (b)
     Options, caps and floors written                                  2,822            -
     Forward rate agreements                                               -           34
- -----------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counter party has defaulted. Credit risk associated with foreign currency contracts and interest rate agreements was $910 million and $47 million, respectively at March 31, 1995.

(b) Options, caps and floors purchased and written are aggregated for March 31, 1994.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST RATE RISK MANAGEMENT PURPOSES
- --------------------------------------------------------------------------------

                                                                          March 31,
                                                                      1995         1994
                                                                    --------     --------
                                                                    NOTIONAL     Notional
(in millions)                                                         AMOUNT       Amount
- -----------------------------------------------------------------------------------------
Interest rate agreements (a):
     Interest rate swaps                                             $10,385      $12,623
     Options, caps and floors purchased (b)                              543          292
     Futures and forward contracts                                         6        1,500
Foreign currency contracts                                                50            -
- -----------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counter party has defaulted. Credit risk associated with interest rate agreements was $7 million at March 31, 1995.

(b) At March 31, 1995, there were no options, caps and floors written. Options, caps and floors purchased and written are aggregated for March 31, 1994.

CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)
- --------------------------------------------------------------------------------

                                                                                             --------
                                                                                             MARCH 31,
(in millions, except per share amounts)                                                          1995
- -----------------------------------------------------------------------------------------------------
Interest revenue    Interest and fees on loans (loan fees of $16, $22, $18, $17 and $30)        $ 583
                    Interest-bearing deposits with banks                                            7
                    Federal funds sold and securities under resale agreements                      11
                    Other money market investments                                                  -
                    Trading account securities                                                      6
                    Securities                                                                     78
                    ---------------------------------------------------------------------------------
                       Total interest revenue                                                     685
- -----------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                  153
                    Deposits in foreign offices                                                    52
                    Federal funds purchased and securities under repurchase agreements             29
                    Other short-term borrowings                                                    34
                    Notes and debentures                                                           28
                    ---------------------------------------------------------------------------------
                        Total interest expense                                                    296
- -----------------------------------------------------------------------------------------------------
Net interest        Net interest revenue                                                          389
revenue             Provision for credit losses                                                    20
                    ---------------------------------------------------------------------------------
                    Net interest revenue after provision for losses                               369
- -----------------------------------------------------------------------------------------------------
Noninterest         Trust and investment management fees                                          219
revenue             Cash management and deposit transaction charges                                47
                    Mortgage servicing fees                                                        25
                    Foreign currency and securities trading                                        24
                    Credit card fees                                                               19
                    Other income                                                                   65
                    ---------------------------------------------------------------------------------
                        Total fee revenue                                                         399
                    Gains (losses) on sale of securities                                           (1)
                    ---------------------------------------------------------------------------------
                        Total noninterest revenue                                                 398
- -----------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                 240
expense             Net occupancy expense                                                          51
                    Professional, legal and other purchased services                               38
                    Equipment expense                                                              34
                    Amortization of goodwill and other intangible assets                           24
                    FDIC assessment and regulatory examination fees                                15
                    Amortization of purchased mortgage servicing rights and purchased
                      credit card relationships                                                    13
                    Other expense                                                                  84
                    Net revenue from acquired property                                             (4)
                    Securities lending charge                                                       -
                    Merger expense                                                                  -
                    ---------------------------------------------------------------------------------
                       Total operating expense                                                    495
- -----------------------------------------------------------------------------------------------------
Income              Income before income taxes                                                    272
                    Provision for income taxes                                                    102
                    ---------------------------------------------------------------------------------
                    Net income                                                                    170
                    Dividends on preferred stock                                                   10
                    ---------------------------------------------------------------------------------
                    Net income applicable to common stock                                       $ 160
                    ---------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
Per common share    Primary net income                                                          $1.08
                    Fully diluted net income                                                    $1.07
                    ---------------------------------------------------------------------------------

                    See accompanying Notes to Financial Statements.

- --------------------------------------------------------------------------------
                                  Three months ended
- --------------------------------------------------------------------------------
           Dec. 31,          Sept. 30,            June 30,             March 31,
               1994               1994                1994                  1994
- --------------------------------------------------------------------------------
               $555               $491                $444                  $436
                  8                  8                   9                     9
                  9                  7                   7                     7
                  2                  1                   1                     2
                  5                  6                   6                     7
                 77                 80                  72                    61
- --------------------------------------------------------------------------------
                656                593                 539                   522
- --------------------------------------------------------------------------------
                135                120                 100                    92
                 41                 25                  17                     9
                 30                 23                  13                    10
                 22                 22                  17                    16
                 27                 27                  28                    28
- --------------------------------------------------------------------------------
                255                217                 175                   155
- --------------------------------------------------------------------------------
                401                376                 364                   367
                 15                 15                  20                    20
- --------------------------------------------------------------------------------
                386                361                 344                   347
- --------------------------------------------------------------------------------
                224                232                 242                   255
                 49                 49                  48                    51
                 24                 21                  17                    16
                 22                 21                  14                    19
                 21                 19                  18                    14
                 65                 57                  73                    81
- --------------------------------------------------------------------------------
                405                399                 412                   436
                  -                (15)                  8                     2
- --------------------------------------------------------------------------------
                405                384                 420                   438
- --------------------------------------------------------------------------------
                237                237                 237                   245
                 54                 50                  52                    50
                 62                 51                  51                    46
                 35                 30                  30                    37
                 25                 23                  23                    27
                 16                 15                  16                    16

                  9                  9                  10                    12
                 85                 88                  92                   105
                 (5)               (12)                 (3)                   (8)
                223                  -                   -                     -
                  -                104                   -                     -
- --------------------------------------------------------------------------------
                741                595                 508                   530
- --------------------------------------------------------------------------------
                 50                150                 256                   255
                  9                 72                  98                    99
- --------------------------------------------------------------------------------
                 41                 78                 158                   156
                 30                 15                  15                    15
- --------------------------------------------------------------------------------
               $ 11               $ 63                $143                  $141
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
               $.07               $.42                $.97                  $.96
               $.07               $.42                $.97                  $.96
- --------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
- --------------------------------------------------------------------------------

                                                                                   MARCH 31,    Dec. 31,   March 31,
                (dollar amounts in millions)                                            1995        1994        1994
- --------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                              $ 2,130     $ 2,285     $ 1,803
                Interest-bearing deposits with banks                                     501         429       1,168
                Federal funds sold and securities under resale agreements                414         383         320
                Other money market investments                                            33          48         111
                Trading account securities                                               233          71         268
                Securities available for sale                                          2,112       1,881       2,993
                Investment securities (approximate fair value
                 of $3,103, $3,033 and $2,804)                                         3,198       3,244       2,863
                Loans, net of unearned discount of $63, $62 and $71                   26,696      26,733      24,537
                Reserve for credit losses                                               (601)       (607)       (603)
                Customers' acceptance liability                                          215         234         112
                Premises and equipment                                                   552         558         519
                Acquired property, net of reserves of $26, $29 and $35                    87          88         118
                Goodwill and other intangibles                                         1,014       1,036       1,056
                Purchased mortgage servicing rights and
                 purchased credit card relationships                                     375         352         237
                Other assets                                                           2,660       1,909       2,042
                ----------------------------------------------------------------------------------------------------
                        Total assets                                                 $39,619     $38,644     $37,544
                ----------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices                     $ 5,504     $ 5,979     $ 6,275
                Interest-bearing deposits in domestic offices                         17,775      18,121      18,913
                Interest-bearing deposits in foreign offices                           3,726       3,470       1,598
                ----------------------------------------------------------------------------------------------------
                        Total deposits                                                27,005      27,570      26,786
                Federal funds purchased and securities under
                 repurchase agreements                                                 2,461       2,023       1,470
                Term federal funds purchased                                             496         333           9
                U.S. Treasury tax and loan demand notes                                  420         567         895
                Commercial paper                                                         228         178         118
                Other funds borrowed                                                   1,055         371         415
                Acceptances outstanding                                                  215         234         112
                Other liabilities                                                      1,957       1,678       1,588
                Notes and debentures (with original maturities over one year)          1,592       1,568       1,924
                ----------------------------------------------------------------------------------------------------
                        Total liabilities                                             35,429      34,522      33,317
- --------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                          435         435         592
equity          Common shareholders' equity:
                Common stock - $.50 par value
                  Authorized - 200,000,000 shares
                  Issued - 147,165,480 (a); 147,165,480 (a); and 103,504,048 shares       74          74          52
                Additional paid-in capital                                             1,856       1,851       2,043
                Retained earnings                                                      1,867       1,780       1,725
                Warrants                                                                  37          37          37
                Net unrealized loss on assets available for sale (net of taxes)          (53)        (55)        (16)
                Treasury stock of 678,826;  -  ; and 7,701,783 shares, at cost           (26)          -        (206)
                ----------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                               3,755       3,687       3,635
                ----------------------------------------------------------------------------------------------------
                       Total shareholders' equity                                      4,190       4,122       4,227
                ----------------------------------------------------------------------------------------------------
                       Total liabilities and shareholders' equity                    $39,619     $38,644     $37,544
                ----------------------------------------------------------------------------------------------------

                (a) Reflects the three-for-two common stock split distributed on
                    November 15, 1994.

                See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Bank Corporation (and its subsidiaries)
- --------------------------------------------------------------------------------

                                                                                                              Three months ended
                                                                                                                   March 31,
                         (in millions)                                                                        1995           1994
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                                          $   170        $   156
operating activities     Adjustments to reconcile net income to net
                           cash provided by (used in) operating activities:
                             Amortization of goodwill and other intangible assets                                 24             27
                             Amortization of purchased mortgage servicing rights
                               and purchased credit card relationships                                            13             12
                             Depreciation and other amortization                                                  26             23
                             Deferred income tax expense                                                          33             24
                             Provision for credit losses                                                          20             20
                             Provision for real estate acquired and other losses                                  (2)             -
                             Net gains on dispositions of acquired property                                       (2)            (8)
                             Net (increase) decrease in accrued interest receivable                              (16)             1
                             Net increase in trading account securities                                         (162)          (148)
                             Net increase in accrued interest payable,
                               net of amounts prepaid                                                             21              7
                             Net increase in residential mortgages held for sale                                 (28)           (46)
                             Net increase (decrease) in other operating activities                              (333)            47
                             ------------------------------------------------------------------------------------------------------
                                 Net cash provided by (used in) operating activities                            (236)           115
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from              Net increase in term deposits and other money market
investing activities           investments                                                                       (57)           (87)
                             Net (increase) decrease in federal funds sold and
                               securities under resale agreements                                                (31)           254
                             Funds invested in securities available for sale                                  (2,078)        (2,971)
                             Proceeds from sales of securities available for sale                              1,135             35
                             Proceeds from maturities of securities available for sale                           737          3,053
                             Funds invested in investment securities                                              (7)          (821)
                             Proceeds from maturities of investment securities                                    52            203
                             Net (increase) decrease in credit card loans                                        (65)            42
                             Net principal collected (disbursed) on loans to customers                            34            (11)
                             Loan portfolio purchases                                                              -           (129)
                             Proceeds from the sale of loan portfolios                                            65             52
                             Purchases of premises and equipment                                                 (18)           (27)
                             Proceeds from sales of premises and equipment                                         -              1
                             Proceeds from sales of acquired property                                             10             27
                             Net (increase) decrease in other investing activities                               (53)            10
                             ------------------------------------------------------------------------------------------------------
                                 Net cash used in investing activities                                          (276)          (369)
- -----------------------------------------------------------------------------------------------------------------------------------

                                  (continued)

Mellon Bank Corporation (and its subsidiaries)
- -------------------------------------------------------------------------------

                                                                                                               Three months ended
                                                                                                                    March 31,
                         (in millions)                                                                          1995         1994
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in transaction and savings deposits                                        (886)        (403)
financing activities     Net increase (decrease) in customer term deposits                                        321         (375)
                         Net increase in federal funds purchased and
                           securities under repurchase agreements                                                 438          492
                         Net increase (decrease) in U.S. Treasury tax and loan demand notes                      (147)         184
                         Net increase in short-term bank notes                                                    440            -
                         Net increase in term federal funds purchased                                             163            1
                         Net increase (decrease) in commercial paper                                               50          (16)
                         Repurchase and repayments of longer-term debt                                             (1)         (67)
                         Net proceeds from issuance of longer-term debt                                            25            -
                         Series H preferred stock redemption                                                     (155)           -
                         Proceeds from issuance of common stock                                                    16            5
                         Dividends paid on common and preferred stock                                             (94)         (58)
                         Repurchase of common stock for employee benefit purposes                                 (61)           -
                         Net increase in other financing activities                                               242          119
                         ---------------------------------------------------------------------------------------------------------
                             Net cash provided by (used in) financing activities                                  351         (118)
                         Effect of foreign currency exchange rates                                                  6            4
- ----------------------------------------------------------------------------------------------------------------------------------
Change in cash and       Net decrease in cash and due from banks                                                 (155)        (368)
due from banks           Cash and due from banks at beginning of period                                         2,285        2,171
                         ---------------------------------------------------------------------------------------------------------
                         Cash and due from banks at end of period                                              $2,130       $1,803
                         ---------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental             Interest paid                                                                         $  275       $  148
disclosures              Net income taxes paid                                                                      -           23
- ----------------------------------------------------------------------------------------------------------------------------------
                         See accompanying Notes to Financial Statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)
- -------------------------------------------------------------------------------

                                                                                                                Three months ended
                                                                                                                    March 31,
                         (dollar amounts in millions, except per share amounts)                                 1995         1994
- ----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity     Balance at beginning of period                                                        $4,122       $4,138
                         Net income                                                                               170          156
                         Dividends on preferred stock:
                           Series I                                                                                (4)          (4)
                           Series J                                                                                (2)          (2)
                           Series K                                                                                (4)          (4)
                           Series D                                                                                 -           (1)
                           Series H                                                                                 -           (4)
                         Dividends on common stock at $.45 per share in 1995 and
                           $.3733 per share in 1994                                                               (66)         (43)
                         Purchase of treasury stock                                                               (61)           -
                         Common stock issued under dividend reinvestment and
                           common stock purchase plan                                                               3            4
                         Exercise of stock options                                                                 23            1
                         Unrealized gain (loss), net of tax, on assets classified as available
                           for sale                                                                                 2          (16)
                         Other                                                                                      7            2
                         ---------------------------------------------------------------------------------------------------------
                         Balance at end of period                                                              $4,190       $4,227
                         ---------------------------------------------------------------------------------------------------------
                         See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Note 1 --  Basis of presentation

           On August 24, 1994, the Corporation merged with The Dreyfus Corporation. The merger was accounted for as a pooling of interests. The financial information for all prior periods has been restated to present the combined balance sheet and results of operations of both companies as if the merger had been in effect for all periods presented. Further information pertaining to the merger is presented in note 3 -- Merger with The Dreyfus Corporation.

           The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1994 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.


Note 2 --  Adoption of Financial Accounting Standards

           On January 1, 1995, the Corporation adopted FAS No. 114,
           "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Under FAS No. 114, impaired loans subject to the statement are required to be measured based upon the present value of expected future cash flows discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on the adequacy of the reserve for credit losses. FAS No. 118 permits existing income recognition practices to continue.

           At March 31, 1995, all of the Corporation's nonperforming loans were considered to be impaired loans and totaled $156 million. There was no specific reserve for impaired loans at March 31, 1995. Average impaired loans during the first quarter of 1995 were $162 million. During the quarter, the Corporation recognized $2 million of interest income on impaired loans, all of which was recognized using the cash basis method of income recognition.


Note 3 --  Merger with The Dreyfus Corporation

           On August 24, 1994, the Corporation merged with The Dreyfus Corporation, a mutual fund company that employs approximately 2,000 people and is headquartered in New York City. The merger was accounted for under the pooling of interests method of accounting. As provided for in the merger agreement, each share of Dreyfus common stock was converted into 0.88017 shares of the Corporation's common stock, resulting in the Corporation issuing 32.2 million shares of stock on a pre-stock split basis, or 48.3 million shares of stock on a post-stock split basis.

           In accordance with the pooling of interests method of accounting, the Corporation's financial statements have been restated for all periods presented to include the results of Dreyfus. Operating results for the

- --------------------------------------------------------------------------------

Note 3 --  Merger with The Dreyfus Corporation (continued)

           Corporation and Dreyfus for the three months ended March 31, 1994, and six months ended June 30, 1994, prior to restatement, are presented in the table below.


- --------------------------------------------------------------------------------
                                           Three months ended   Six months ended
(in millions)                                  March 31, 1994      June 30, 1994
- --------------------------------------------------------------------------------
The Corporation
  Total revenue                                          $705             $1,398
  Net income                                             $131             $  265
  Net income applicable to common stock                  $116             $  235
- --------------------------------------------------------------------------------
Dreyfus
  Total revenue                                          $100             $  191
  Net income                                             $ 25             $   49
  Net income applicable to common stock                  $ 25             $   49
- --------------------------------------------------------------------------------
Combined
  Total revenue                                          $805             $1,589
  Net income                                             $156             $  314
  Net income applicable to common stock                  $141             $  284
- --------------------------------------------------------------------------------


Note 4 --  Foreign currency and securities trading revenue

           The Corporation's trading activities involve a variety of financial instruments, including U.S. government securities, municipal securities and money market securities, as well as off-balance-sheet instruments. The majority of the Corporation's trading revenue is earned by structuring and executing off-balance-sheet instruments for customers. The resulting risks are limited by entering into generally matching or offsetting positions. The Corporation also enters into positions in the interest rate, foreign exchange and debt markets based upon expectations of future market conditions. Unmatched positions are monitored through established limits. In order to maximize net trading revenues, the market-making and proprietary positions are managed together, by product. The results of the Corporation's foreign currency and securities trading activities are presented in the table below, by class of financial instrument.

- --------------------------------------------------------------------------------
FOREIGN CURRENCY AND SECURITIES TRADING REVENUE            QUARTER ENDED
                                                              MARCH 31,
(in millions)                                            1995        1994
- --------------------------------------------------------------------------------
Foreign exchange contracts                                $24         $19
Debt instruments                                            -          (1)
Interest rate contracts                                     -           1
- -------------------------------------------------------------------------------
  Total foreign currency and securities trading revenue   $24         $19
- -------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Note 5 --  Securities

SECURITIES AVAILABLE FOR SALE
- --------------------------------------------------------------------------------

                                                            MARCH 31, 1995                              March 31, 1994
                                              ------------------------------------------       -------------------------------------
                                              AMORTIZED    GROSS UNREALIZED         FAIR     Amortized    Gross unrealized      Fair
(in millions)                                      COST   GAINS       LOSSES       VALUE          cost   Gains       Losses    value
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                    $  400      $-          $ -      $  400        $  805       $ -     $ 4      $  801
U.S. agency mortgage-backed                         525       1           25         501           551         2      17         536
Other U.S. agency                                 1,130       -            -       1,130         1,386         -       -       1,386
- ------------------------------------------------------------------------------------------------------------------------------------
        Total U.S. Treasury
          and agency securities                   2,055       1           25       2,031         2,742         2      21       2,723
Obligations of states and
  political subdivisions                              1       -            -           1             1         -       -           1
Other mortgage-backed                                 8       -            -           8            18         -       -          18
Other securities                                     72       1            1          72           246        11       6         251
- ------------------------------------------------------------------------------------------------------------------------------------
        Total securities available for sale      $2,136      $2          $26      $2,112        $3,007       $13     $27      $2,993
- ------------------------------------------------------------------------------------------------------------------------------------

Note: There were no gross realized gains in the first quarter of 1995. Gross realized gains in the first quarter of 1994 were $3 million. Gross realized losses were $1 million in the first quarter of 1995 and 1994, respectively. Proceeds from the sale of securities available for sale totaled $1.135 billion and $35 million in the first quarter of 1995 and 1994, respectively. At March 31, 1995, net unrealized losses of $24 million are recorded in shareholders' equity, net of taxes, in accordance with FAS No. 115.

INVESTMENT SECURITIES
- --------------------------------------------------------------------------------

                                                             MARCH 31, 1995                              March 31, 1994
                                              ------------------------------------------       -------------------------------------
                                              AMORTIZED    GROSS UNREALIZED         FAIR     Amortized    Gross unrealized      Fair
(in millions)                                      COST   GAINS       LOSSES       VALUE          cost   Gains       Losses    value
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                    $   26      $-          $ -      $   26        $   32       $ -     $ -      $   32
U.S. agency mortgage-backed                       2,973       4           98       2,879         2,549         5      66       2,488
Other U.S. agency                                     4       -            -           4             4         -       -           4
- ------------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
  and agency securities                           3,003       4           98       2,909         2,585         5      66       2,524
Obligations of states and
  political subdivisions                             68       -            -          68           113         1       -         114
Other mortgage-backed                                47       -            1          46            61         -       -          61
Other investment securities                          80       1            1          80           104         2       1         105
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                    $3,198      $5         $100      $3,103        $2,863        $8     $67      $2,804
- ------------------------------------------------------------------------------------------------------------------------------------


Note 6 --Other assets
- -------------------------------------------------------------------------------

                                                                   MARCH 31,               Dec. 31,             March 31,
(in millions)                                                          1995                   1994                  1994
- ------------------------------------------------------------------------------------------------------------------------------------
Prepaid expense                                                     $   332                $   294               $   320
Interest receivable                                                     215                    199                   156
Accounts receivable                                                     171                    218                   200
Receivables related to
  off-balance-sheet instruments                                         964                    257                   309
Other                                                                   978                    941                 1,057
- ------------------------------------------------------------------------------------------------------------------------------------
  Total other assets                                                 $2,660                 $1,909                $2,042
- ------------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Note 7 --  Preferred stock

           The following table summarizes the Corporation's preferred stock outstanding.  Each series of preferred stock has a par value
           of $1.00 per share.   A detailed description of the Corporation's
           outstanding preferred stock is provided in note 11 in the Corporation's 1994 Annual Report on Form 10-K.


- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Balances at
                                            Liquidation                                     -----------------------------------
(dollar amounts in millions,                 preference          Shares          Shares    MARCH 31,     Dec. 31,     March 31,
except per share amounts)                     per share      authorized          issued         1995         1994          1994
- -------------------------------------------------------------------------------------------------------------------------------
9.60% preferred stock (Series I)                 $25.00       6,000,000       6,000,000         $145         $145          $145
8.50% preferred stock (Series J)                  25.00       4,000,000       4,000,000           97           97            97
8.20% preferred stock (Series K)                  25.00       8,000,000       8,000,000          193          193           193
Junior convertible preferred
 stock (Series D)                                  1.00               -               -            -            -             2
10.40% preferred stock (Series H)                 25.00               -               -            -            -           155
                                                                                                ----         ----          ----
        Total preferred stock                                                                   $435         $435          $592
                                                                                                ----         ----          ----
- -------------------------------------------------------------------------------------------------------------------------------


Note 8 --  Supplemental information to the Consolidated Statement of Cash Flows

           Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.


- -----------------------------------------------------------------------------
                                                           Three months ended
                                                                 March 31,
(in millions)                                                1995        1994
- -----------------------------------------------------------------------------
Net transfers to real estate acquired                         $ 6         $ 3
Net transfers to segregated assets                              1          10
- -----------------------------------------------------------------------------


Note 9 --  Legal proceedings

           A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

- -----------------------------------------------------------------------------

Note 10 --  Computation of primary and fully diluted net income per common share


- ----------------------------------------------------------------------------
                                                          Three months ended
(dollar amounts in millions, except per                        March 31,
 share amounts; common shares in thousands)                 1995        1994
- ----------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                   $160        $142
- ----------------------------------------------------------------------------
Stock and stock equivalents (average shares):
  Common shares outstanding                              146,913     143,595
  Common shares issuable upon conversion
   of Series D preferred stock                                 -       2,552
  Other common stock equivalents, net of shares assumed
   to be repurchased under the treasury stock method:
     Stock options                                         1,444       1,966
     Warrants                                                409         428
     Series D preferred stock subscription rights              -           1
- ----------------------------------------------------------------------------
       Total stock and stock equivalents                 148,766     148,542
- ----------------------------------------------------------------------------
Primary net income per common share (c)                    $1.08       $ .96
- ----------------------------------------------------------------------------

FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)(b)                $160        $142
- ----------------------------------------------------------------------------

Stock, stock equivalents and potentially
 dilutive items (average shares):
    Common shares outstanding                            146,913     143,595
    Common shares issuable upon conversion of
      Series D preferred stock                                 -       2,552
    Other common stock equivalents, net of shares assumed
     to be repurchased under the treasury stock method     2,918       2,563
    7 1/4% Convertible Subordinated Capital Notes            132         134
- ----------------------------------------------------------------------------
      Total stock, stock equivalents
       and other dilutive items                          149,963     148,844
- ----------------------------------------------------------------------------
Fully diluted net income per common share (c)              $1.07       $ .96
- ----------------------------------------------------------------------------


(a) After adding back Series D preferred stock dividends of $1 million in the first quarter of 1994.
(b) The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.
(c)  Calculated based on unrounded numbers.


CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
- -------------------------------------------------------------------------------

                                                                                                           ---------------------
                                                                                                                MARCH 31, 1995
                                                                                                           AVERAGE         AVERAGE
                (dollar amounts in millions)                                                               BALANCE    YIELDS/RATES
- ----------------------------------------------------------------------------------------------------------------------------------
Assets          Interest-earning assets:
                  Interest-bearing deposits with banks                                                     $   431           6.26%
                  Federal funds sold and securities under
                    resale agreements                                                                          757           5.75
                  Other money market investments                                                                42           4.90
                  Trading account securities                                                                   316           7.59
                  Securities:
                    U.S. Treasury and agency securities (a)                                                  4,640           6.49
                    Obligations of states and political
                      subdivisions (a)                                                                          70           7.57
                    Other (a)                                                                                  214           5.89
                  Loans, net of unearned discount (a)                                                       26,717           8.88
                                                                                                            ------
                      Total interest-earning assets                                                         33,187           8.42%
                Cash and due from banks                                                                      2,109
                Customers' acceptance liability                                                                190
                Premises and equipment                                                                         557
                Net acquired property                                                                           87
                Other assets (a)                                                                             3,415
                Reserve for credit losses                                                                     (607)
                ------------------------------------------------------------------------------------------------------------------
                      Total assets                                                                         $38,938
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities     Interest-bearing liabilities:
and               Deposits in domestic offices:
shareholders'       Demand (b)                                                                             $ 1,997           1.96%
equity              Money market and other savings accounts                                                  8,703           2.92
                    Retail savings certificates                                                              6,828           4.74
                    Other time deposits                                                                        208           2.52
                  Deposits in foreign offices                                                                3,616           5.82
                                                                                                            ------
                      Total interest-bearing deposits                                                       21,352           3.90
                  Federal funds purchased and securities under
                    repurchase agreements                                                                    1,996           5.85
                  U.S. Treasury tax and loan demand notes                                                      571           5.57
                  Commercial paper                                                                             268           5.90
                  Other funds borrowed                                                                       1,281           7.06
                  Notes and debentures (with original maturities
                    over one year)                                                                           1,582           7.18
                                                                                                            ------
                      Total interest-bearing liabilities                                                    27,050           4.44%
                Total noninterest-bearing deposits                                                           5,966
                Acceptances outstanding                                                                        190
                Other liabilities                                                                            1,545
                ------------------------------------------------------------------------------------------------------------------
                      Total liabilities                                                                     34,751
                ------------------------------------------------------------------------------------------------------------------
                Shareholders' equity (a)                                                                     4,187
                ------------------------------------------------------------------------------------------------------------------
                      Total liabilities and shareholders' equity                                           $38,938
- ----------------------------------------------------------------------------------------------------------------------------------
Rates           Yield on total interest-earning assets                                                                       8.42%
                Cost of funds supporting interest-earning assets                                                             3.62%
                ------------------------------------------------------------------------------------------------------------------
                Net interest margin:
                  Taxable equivalent basis                                                                                   4.80%
                  Without taxable equivalent increments                                                                      4.76%
                ------------------------------------------------------------------------------------------------------------------

                (a)     Amounts and yields exclude adjustments to fair value required by FAS No. 115.
                (b)     In the first and second quarters of 1994, revenue generated through the use of off-balance-sheet instruments more than offset the interest expense on demand deposits.
                Note:   Average rates are annualized and calculated on a taxable equivalent basis, at tax rates

- -----------------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended
- -----------------------------------------------------------------------------------------------------------------------------------
      Dec. 31, 1994                    Sept. 30, 1994                    June 30, 1994                     March 31,1994
  Average       Average             Average       Average             Average       Average             Average       Average
  balance  yields/rates             balance  yields/rates             balance  yields/rates             balance  yields/rates
- -----------------------------------------------------------------------------------------------------------------------------------
  $   416         7.63%             $   670         4.58%             $   893         4.08%             $ 1,033         3.68%

      730         5.20                  697         4.24                  779         3.64                  844         3.01
       67         7.11                   99         4.40                  141         4.05                  270         3.33
      281         7.23                  351         6.60                  386         6.15                  504         5.57

    4,761         6.04                5,021         5.88                4,824         5.52                4,239         5.37

       97         6.83                  108         7.23                  109         7.03                  125         7.39
      242         6.35                  326         5.09                  413         4.13                  430         4.05
   26,423         8.35               25,103         7.80               24,251         7.38               24,636         7.22
   ------                            ------                            ------                            ------
   33,017         7.92%              32,375         7.32%              31,796         6.85%              32,081         6.65%
    2,164                             2,253                             2,381                             2,554
      245                               147                               132                               137
      557                               541                               526                               523
       99                               108                               116                               130
    3,366                             3,245                             3,183                             3,294
     (618)                             (617)                             (610)                             (610)
- -----------------------------------------------------------------------------------------------------------------------------------
  $38,830                           $38,052                           $37,524                           $38,109
- -----------------------------------------------------------------------------------------------------------------------------------

  $ 2,094         1.46%             $ 2,162          .79%             $ 2,157        (.66)%             $ 2,158        (.76)%
    8,924         2.46                9,372         2.13                9,588        1.84                 9,885        1.56
    6,632         4.19                6,495         3.73                6,552        3.45                 6,712        3.20
      167         5.16                  165        10.77                  307        4.13                   347        5.91
    3,072         5.18                2,265         4.33                1,685        3.97                 1,167        3.50
   ------                            ------                            ------                            ------
   20,889         3.33               20,459         2.81               20,289        2.31                20,269        2.04

    2,354         5.13                2,039         4.45                1,406        3.83                 1,293        3.01
      450         4.98                  528         4.35                  689        3.69                   594        3.03
      190         5.06                  181         4.53                  138        3.88                   111        3.26
      919         6.15                  776         7.36                  476        7.86                   619        6.71

    1,571         6.76                1,618         6.52                1,924        5.92                 1,965        5.77
   ------                            ------                            ------                            ------
   26,373         3.83%              25,601         3.35%              24,922        2.83%               24,851        2.53%
    6,371                             6,504                             6,700                             7,521
      245                               147                               132                               137
    1,490                             1,418                             1,483                             1,419
- -----------------------------------------------------------------------------------------------------------------------------------
   34,479                            33,670                            33,237                            33,928
- -----------------------------------------------------------------------------------------------------------------------------------
    4,351                             4,382                             4,287                             4,181
- -----------------------------------------------------------------------------------------------------------------------------------
  $38,830                           $38,052                           $37,524                           $38,109
- -----------------------------------------------------------------------------------------------------------------------------------
                  7.92%                             7.32%                            6.85%                             6.65%
                  3.07%                             2.66%                            2.22%                             1.96%
- -----------------------------------------------------------------------------------------------------------------------------------

                  4.85%                             4.66%                            4.63%                             4.69%
                  4.82%                             4.62%                            4.59%                             4.64%
- -----------------------------------------------------------------------------------------------------------------------------------

approximating 35%, using dollar amounts in thousands and actual number of days in the periods and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

SELECTED STATISTICAL INFORMATION
- -------------------------------------------------------------------------------

DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
- -------------------------------------------------------------------------------

                                                      MARCH 31,         Dec. 31,        Sept. 30,         June 30,        March 31,
(in millions)                                              1995             1994             1994             1994             1994
- -----------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
  Interest-bearing:
    Demand deposit accounts                             $ 1,979          $ 2,125          $ 2,121          $ 2,175          $ 2,175
    Money market and other savings accounts               8,795            9,090            9,391            9,601            9,783
    Retail savings certificates                           6,832            6,707            6,566            6,513            6,610
    Other time deposits                                     169              199              166              280              345
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing                             17,775           18,121           18,244           18,569           18,913
  Noninterest-bearing                                     5,504            5,979            5,728            5,772            6,275
- -----------------------------------------------------------------------------------------------------------------------------------
      Total deposits in domestic offices                 23,279           24,100           23,972           24,341           25,188
- -----------------------------------------------------------------------------------------------------------------------------------
Deposits in foreign offices                               3,726            3,470            3,160            1,867            1,598
- -----------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                    $27,005          $27,570          $27,132          $26,208          $26,786
- -----------------------------------------------------------------------------------------------------------------------------------


PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------
Item 1.  Legal Proceedings.
         -----------------
Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation's businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation's financial condition.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
(a) Exhibits

         3.1    Statement Affecting Series H Preferred Stock, $1.00 Par Value

        12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

        12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

(b) Reports on Form 8-K

        During the first quarter of 1995, the Corporation filed the following Current Reports on Form 8-K:

        (1) A report dated January 13, 1995, which included, under Item 7, the Corporation's press release regarding fourth quarter and full-year 1994 financial results.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MELLON BANK CORPORATION
                                                  (Registrant)




Date:  May 12, 1995                         By:  Steven G. Elliott
                                                 ---------------------------
                                                 Steven G. Elliott
                                                 Vice Chairman,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Duly Authorized Officer
                                                 and Principal Financial
                                                 Officer of the Registrant)

CORPORATE INFORMATION
- -------------------------------------------------------------------------------

Business        Mellon Bank Corporation is a multibank holding company incorporated under the laws of Pennsylvania in August 1971
of the          and registered under the Federal Bank Holding Company Act of 1956, as amended. Its principal wholly owned
Corporation     subsidiaries are Mellon Bank, N.A., The Boston Company, Inc., Mellon Bank (DE) National Association,
                Mellon Bank (MD), Mellon PSFS Bancorporation and the companies known as Mellon Financial Services Corporations.
                The Corporation also owns a federal savings bank located in New Jersey, Mellon Bank, F.S.B. The Dreyfus
                Corporation, one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank,
                N.A. The Corporation's banking subsidiaries engage in retail banking, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, mutual fund and various securities-related activities. The Mellon Financial Services Corporations and their subsidiaries provide a broad range of bank-related services - including commercial financial services, equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The Corporation's principal executive office is located at One Mellon Bank Center, 500 Grant Street,
                Pittsburgh, PA, 15258-0001 (Telephone: 412-234-5000).

Exchange        Mellon Bank Corporation's common, Series I preferred, Series J preferred and Series K preferred stocks are
listing         traded on the New York Stock Exchange. The trading symbols are MEL (common stock) and MEL Pr I, MEL Pr J and MEL
                Pr K (preferred stocks).  The Transfer Agent and Registrar is Mellon Bank, N.A., c/o Securities Transfer Services,
                85 Challenger Road, Overpeck Center, Ridgefield Park, NJ  07660-9940.

Dividend        Subject to approval of the board of directors, dividends are paid on Mellon Bank Corporation's common and
payments        preferred stocks on or about the 15th day of February, May, August and November.

Dividend        Under the Dividend Reinvestment and Common Stock Purchase Plan, registered holders of Mellon Bank
Reinvestment    Corporation's common stock may purchase additional common shares at the market value for such shares
and Common      through reinvestment of common dividends and/or optional cash payments. Purchases of shares
Stock Pur-      through optional cash payments are subject to limitations. Plan details are in a Prospectus dated
chase Plan      December 15, 1993, which may be obtained from the Secretary of the Corporation.



Phone           Corporate Communications/Media Relations                      (412) 236-1264
contacts        Dividend Reinvestment Plan                                    (412) 236-8000
                Investor Relations                                            (412) 234-5601
                Publication Requests                                          (412) 234-8252
                Stock Transfer Agent                                          (412) 236-8000

                              Index to Exhibits


Exhibit No.                           Description
- -----------     --------------------------------------------------------------
   3.1          Statement Affecting Series H Preferred Stock, $1.00 Par Value.

  12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock
                Dividends (parent Corporation).

  12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock
                Dividends (Mellon Bank Corporation and its subsidiaries).

  27.1          Financial Data Schedule