Form 10-Q
period 1995-06-30
MELLON BANK CORP
filed 1995-08-10
CIK 64782

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                               Yes  X        No
                               ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
      Class                                              June 30, 1995
      -----                                              -------------
 Common Stock, $.50 par value                             142,353,221



________________________________________________________________________________

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

________________________________________________________________________________


                                                                                Page No.
                                                                                --------
Part I - Financial Information
------------------------------

Financial Highlights                                                              2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                               3

Financial Statements (Item 1):
   Consolidated Balance Sheet                                                    39
   Consolidated Income Statement                                                 40
   Consolidated Statement of Cash Flows                                          42
   Consolidated Statement of Changes in Shareholders' Equity                     43

Notes to Financial Statements                                                    44

Selected Statistical Information:
   Consolidated Balance Sheet - Average Balances and Interest Yields/Rates       50
   Deposits                                                                      52


Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                                       52

Submission of Matters to a Vote of Security Holders (Item 4)                     52

Exhibits and Reports on Form 8-K (Item 6)                                        53

Signature                                                                        54

Corporate Information                                                            55

Index to Exhibits                                                                56

-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
                                                                               Three months                     Six months
                                                                               ended June 30,                 ended June 30,
(dollar amounts in millions, except per share amounts)                       1995         1994 (a)           1995        1994 (a)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 172          $158             $ 342       $ 314
Net income applicable to common stock                                         162           143               322         284
Dividends paid on common stock                                                 74            42               140          85
Per common share:
  Net income                                                                $1.09          $.97             $2.17       $1.93
  Dividends (b)                                                               .50           .37               .95         .75
Annualized return on common shareholders' equity                           17.47%        15.75%            17.51%      15.93%
Annualized return on assets                                                 1.75%         1.69%             1.76%       1.68%
Efficiency ratio                                                              64%           65%               63%         66%
Efficiency ratio excluding amortization of intangibles (c)                    61%           63%               60%         63%
Average common shares and equivalents
  outstanding (in thousands)                                              148,055       149,105           148,398     148,818
-----------------------------------------------------------------------------------------------------------------------------

BALANCES AT JUNE 30                                                                    1995                         1994 (a)
-----------------------------------------------------------------------------------------------------------------------------
Loans                                                                                 $27,765                       $24,731
Total assets                                                                           40,016                        37,908
Deposits                                                                               26,807                        26,208
Common shareholders' equity                                                             3,643                         3,716
Market capitalization                                                                   5,925                         5,400
Closing common stock price                                                            $41.625                       $ 37.50
Book value per common share                                                             25.59                         25.35
Common shareholders' equity to assets ratio                                             9.10%                         9.80%
Tier I capital ratio                                                                    8.98%                        10.27%
Total (Tier I plus Tier II) capital ratio                                              12.31%                        13.74%
Leverage capital ratio                                                                  8.32%                         9.54%
-----------------------------------------------------------------------------------------------------------------------------

(a) Amounts have been restated to reflect the merger with Dreyfus, which was accounted for as a pooling of interests. Per share amounts have also been restated to reflect the three-for-two common stock split.

(b) Dividends per common share have not been restated to reflect the Dreyfus merger.

(c) Excludes amortization of goodwill and other intangible assets.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS, AND FACTORS CONTRIBUTING TO CHANGES BETWEEN PERIODS ARE NOTED IN DESCENDING ORDER OF MATERIALITY.

MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS IN THE SECOND QUARTER OF 1995
--------------------------------------------------------------------------------

DIVIDEND INCREASE

On April 17, 1995, the directors of the Corporation approved an 11% increase in the quarterly cash dividend to $.50 per common share. The increased dividend was paid on May 15, 1995, to shareholders of record on April 28, 1995. This is the third common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 97%.


MELLON BANK CORPORATION AND CHEMICAL BANKING CORPORATION JOINT VENTURE

In May 1995, the Corporation and Chemical Banking Corporation (Chemical) completed their previously announced joint venture and formed Chemical Mellon Shareholder Services (CMSS), the nation's largest company that focuses exclusively on providing stock transfer and related shareholder services to publicly held companies. The Corporation contributed the assets and business of its Mellon Securities Transfer Services subsidiary to the joint venture and Chemical contributed its Geoserve Shareholder Services unit to the joint venture. CMSS has more than 13 million shareholder accounts and more than 2,000 corporate clients, including the lead share of companies listed on both the New York Stock Exchange and the American Stock Exchange.


REPURCHASE OF COMMON STOCK AND WARRANTS

In June, the Corporation repurchased from American Express Travel Related Services Company, Inc., a subsidiary of American Express Company, the common stock and equity purchase options (warrants) issued in 1993 as part of the purchase price of The Boston Company, Inc., in a privately negotiated transaction. The Corporation repurchased 3,750,000 common shares and warrants for an additional 4,500,000 common shares for $213 million. This transaction was funded with cash on hand. The repurchased shares were returned to the Corporation's treasury account.

The repurchase of the common stock and warrants increased earnings per common share by less than $.01 in the second quarter of 1995. It is anticipated that this transaction will enhance earnings per common share by approximately $.05 for the full year 1995 and will enhance the quarterly return on common shareholders' equity by approximately 80 basis points. This transaction reduced the June 30, 1995, book value per share by $.80 and the capital ratios by 50 to 60 basis points. Average common stock and stock equivalents used for the primary earnings per share computation was approximately 148 million shares for the second quarter and first half of 1995. Following this common share and warrant repurchase, average primary common stock and stock equivalents, at the June 30, 1995, share price, will be approximately 143.7 million shares and
146.7 million shares for the third quarter and first nine months of 1995, respectively.


BUSINESS SECTORS
-----------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,
                                                      Consumer                              Corporate/Institutional
(dollar amounts in millions,      Investment  Services         Banking Services      Investment Services   Banking Services
averages in billions)               1995       1994             1995      1994         1995       1994         1995    1994
---------------------------------------------------------------------------------------------------------------------------
Revenue                             $ 92       $ 95            $ 336     $ 313         $233       $243        $  99   $ 102
Credit quality expense (revenue)       -          -               35        13            -          -           (4)      3
Operating expense                     64         60              216       201          182        188           39      46
---------------------------------------------------------------------------------------------------------------------------
Income before taxes                   28         35               85        99           51         55           64      53
Income taxes                          11         15               32        38           20         26           23      19
---------------------------------------------------------------------------------------------------------------------------
Net income                          $ 17       $ 20            $  53     $  61         $ 31       $ 29        $  41   $  34
---------------------------------------------------------------------------------------------------------------------------
Average assets                      $0.3       $0.4            $21.7     $20.2         $1.8       $0.8        $13.0   $13.0
Average common equity               $0.2       $0.2            $ 1.1     $ 1.0         $0.4       $0.5        $ 1.1   $ 1.0
Return on common
 shareholders' equity (a)            40%        47%              19%       24%          28%        26%          15%     13%
Return on assets (a)                  NM         NM             .98%     1.20%           NM         NM        1.26%   1.06%
Pretax operating margin              31%        37%              25%       31%          22%        23%          64%     53%
Pretax operating margin
 excluding amortization of
 intangibles                         31%        37%              29%       36%          25%        26%          66%     54%
Efficiency ratio excluding
  amortization of intangibles        69%        63%              60%       60%          75%        74%          38%     43%
---------------------------------------------------------------------------------------------------------------------------

(a) Annualized.

NM - Not meaningful.

-----------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,
                                                      Consumer                             Corporate/Institutional
(dollar amounts in millions,      Investment Services          Banking Services     Investment Services    Banking Services
averages in billions)               1995       1994             1995      1994         1995       1994         1995    1994
---------------------------------------------------------------------------------------------------------------------------
Revenue                             $184       $190            $ 669     $ 618         $466       $495        $ 195   $ 214
Credit quality expense (revenue)       -          -               64        32            -          -           (4)      2
Operating expense                    127        126              423       427          366        375           78      95
---------------------------------------------------------------------------------------------------------------------------
Income before taxes                   57         64              182       159          100        120          121     117
Income taxes                          23         27               70        62           40         53           43      42
---------------------------------------------------------------------------------------------------------------------------
Net income                          $ 34       $ 37            $ 112     $  97         $ 60       $ 67       $   78   $  75
---------------------------------------------------------------------------------------------------------------------------
Average assets                      $0.3       $0.4            $21.5     $21.0         $1.6       $0.8        $13.1   $13.2
Average common equity               $0.2       $0.2            $ 1.1     $ 1.0         $0.4       $0.4        $ 1.1   $ 1.1
Return on common
 shareholders' equity (a)            40%        43%              20%       19%          28%        30%          15%     14%
Return on assets (a)                  NM         NM            1.06%      .93%           NM         NM        1.19%   1.15%
Pretax operating margin              31%        33%              27%       26%          21%        24%          62%     55%
Pretax operating margin
 excluding amortization of
 intangibles                         32%        34%              31%       30%          25%        28%          64%     56%
Efficiency ratio excluding
  amortization of intangibles        69%        66%              59%       64%          75%        72%          38%     43%
---------------------------------------------------------------------------------------------------------------------------

(a) Annualized.

NM - Not meaningful.

Note: The tables above and discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a fully taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

-----------------------------------------------------------------------------------------------------------------------------

                       Total                 Real Estate                          Other                         Total All
                    Core Sectors               Workout                      Corporate Activity                   Sectors
                 1995         1994         1995         1994                 1995         1994             1995          1994
-----------------------------------------------------------------------------------------------------------------------------
                $ 760        $ 753         $  2         $  3                 $ 32        $ 34           $  794         $  790
                   31           16          (19)          (2)                   -           3               12             17
                  501          495            2            3                    5          13              508            511
-----------------------------------------------------------------------------------------------------------------------------
                  228          242           19            2                   27          18              274            262
                   86           98            7            1                    9           5              102            104
-----------------------------------------------------------------------------------------------------------------------------
                $ 142        $ 144         $ 12         $  1                 $ 18        $ 13           $  172         $  158
-----------------------------------------------------------------------------------------------------------------------------
                $36.8        $34.4         $0.2         $0.4                 $2.4        $2.7           $ 39.4         $ 37.5
                 $2.8        $ 2.7         $  -         $  -                 $0.9        $1.0           $  3.7         $  3.7

                  20%          22%           NM           NM                   NM          NM              17%            16%
                1.55%        1.68%           NM           NM                   NM          NM            1.75%          1.69%
                  30%          32%           NM           NM                   NM          NM              35%            33%


                  33%          35%           NM           NM                   NM          NM              38%            35%

                  63%          63%           NM           NM                   NM          NM              61%            63%
-----------------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------------
                       Total                   Real Estate                         Other                      Total All
                    Core Sectors                 Workout                    Corporate Activity                  Sectors
                 1995         1994         1995         1994                 1995         1994             1995          1994
-----------------------------------------------------------------------------------------------------------------------------
               $1,514       $1,517         $  6         $  6                 $ 67        $ 76           $1,587         $1,599
                   60           34          (32)          (9)                   -           4               28             29
                  994        1,023            3            5                   10          21            1,007          1,049
-----------------------------------------------------------------------------------------------------------------------------
                  460          460           35           10                   57          51              552            521
                  176          184           13            4                   21          19              210            207
-----------------------------------------------------------------------------------------------------------------------------
               $  284       $  276         $ 22         $  6                 $ 36        $ 32           $  342         $  314
-----------------------------------------------------------------------------------------------------------------------------
               $ 36.5       $ 35.4         $0.2         $0.4                 $2.4        $2.0           $ 39.1         $ 37.8
               $  2.8       $  2.7         $  -         $  -                 $0.9        $0.9           $  3.7         $  3.6

                  21%          21%           NM           NM                   NM          NM              18%            16%
                1.57%        1.57%           NM           NM                   NM          NM            1.76%          1.68%
                  30%          30%           NM           NM                   NM          NM              35%            33%


                  34%          34%           NM           NM                   NM          NM              38%            35%

                  62%          64%           NM           NM                   NM          NM              60%            63%
-----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Upon completion of the merger with Dreyfus, the Corporation's core business lines were realigned to reflect the distinct customers that are serviced--consumers and corporations/institutions--and the products that are offered--investment and banking. Accordingly, the business sector results for the second quarter and first half of 1994, have been realigned to reflect the change in methodology used by the Corporation to report business sector results and to reflect the merger with Dreyfus which was accounted for as a pooling of interests.

Income before taxes for the Corporation's core sectors was $228 million in the second quarter of 1995, down $14 million, or 6%, compared with the prior-year quarter. This decrease primarily resulted from higher credit quality expense primarily related to credit cards including CornerStone(sm). Income before taxes for the core sectors in the first half of 1995 totaled $460 million, unchanged from the prior-year period. Higher credit quality expense was offset, by lower operating expenses. Return on common shareholders' equity for the core sectors was 20% and 21% in the second quarter and first half of 1995, compared with 22% and 21% in the second quarter and first half of 1994. Return on assets was 1.55% and 1.57% in the second quarter and first half of 1995, compared with 1.68% and 1.57% in the second quarter and first half of 1994. Results in the real estate workout sector also showed improvement, as a result of lower credit quality expense, with income before taxes improving to $19 million and $35 million in the second quarter and first half of 1995, compared with $2 million and $10 million in the comparable 1994 periods.

Consumer Investment Services

Consumer Investment Services includes private asset management services and retail mutual funds. Income before taxes for the Consumer Investment sector was $28 million in the second quarter of 1995, a decrease of $7 million from the prior-year period. The decline was a result of lower fees in the mutual fund business resulting from a lower average level of assets managed and higher operating expenses in private asset management services. Income before taxes for the first half of 1995 was $57 million, compared with $64 million in the first half of 1994. This decrease primarily resulted from the same factors responsible for the second quarter decrease. This sector continued to provide excellent returns, as annualized return on common shareholders' equity equaled 40% in the second quarter and first half of 1995.

Consumer Banking Services

Consumer Banking Services includes consumer lending, business banking, branch banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. Income before taxes for this sector totaled $85 million in the second quarter of 1995, compared with $99 million in the second quarter of 1994. Revenue increased $23 million compared with the prior-year period, primarily as a result of increased levels of average loans and higher mortgage servicing fees, partially offset by a decline in other fee revenue as the Corporation elected not to offer its seasonal tax refund anticipation loan program in 1995. The increase in credit quality expense principally reflected higher credit card losses resulting from the significant increase in CornerStone(sm) credit card outstanding balances. The increase in operating expense reflected higher expenses in support of mortgage servicing and credit card acquisitions. Income before taxes for the first six months of 1995 was $182 million, an increase of $23 million compared with the first six months of 1994. The increases in revenue and credit quality expense reflect the same factors responsible for the second quarter increases. The decrease in operating expense primarily resulted from higher marketing expense in 1994 related to the January 1994 introduction of the CornerStone(sm) credit card, partially offset by higher levels of expenses associated with mortgage servicing and credit card acquisitions. The annualized return on common shareholders' equity for this sector was 19% and 20% in the second quarter and first half of 1995, compared with 24% and 19% in the second quarter and first half of 1994.

-------------------------------------------------------------------------------

Corporate/Institutional Investment Services

Corporate/Institutional Investment Services includes institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management and stock transfer. Income before taxes for this sector was $51 million in the second quarter of 1995, a decrease of $4 million, compared with the second quarter of 1994. Revenue decreased $10 million primarily as a result of a decrease in mutual fund administration and custody fees, lower fee revenue resulting from the CMSS joint venture and lower securities lending revenue. The decline in mutual fund administration and custody fees was due in part to the second quarter 1994 sale of the Boston-based third-party mutual fund administration business. Partially offsetting these decreases was an increase in revenue from foreign exchange fees. See the table on page 18 for a further discussion of the changes in fee revenue. The $6 million decrease in operating expense primarily reflected lower incentive accruals, formation of the CMSS joint venture and the sale of the third-party mutual fund business, offset partially by expense growth in support of investments. Income before taxes for the first half of 1995 was $100 million, a decrease of $20 million compared with the first half of 1994, primarily as a result of the same factors responsible for the second quarter decrease. The annualized return on common shareholders' equity for this sector was 28% in the second quarter and first half of 1995, compared with 26% and 30% in the second quarter and first six months of 1994.

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, certain capital markets and leasing activities, commercial real estate lending and insurance premium financing. Income before taxes for the Corporate/Institutional Banking sector was $64 million for the second quarter of 1995, an increase of $11 million, compared with the second quarter of 1994. Revenue decreased primarily as a result of lower insurance premium finance spreads and a decline in securities trading revenue. The decrease in credit quality expense primarily was a result of credit recoveries. The decrease in operating expense which more than offset the decrease in revenue, reflects lower overhead charges, the results of infrastructure reengineering in the insurance premium finance business and overall cost control efforts. Income before taxes in the first half of 1995 was $121 million, an increase of $4 million, compared with the first six months of 1994, primarily reflecting the same factors responsible for the second quarter increase. The annualized return on common shareholders' equity for this sector was 15% in the second quarter and first half of 1995, compared with 13% and 14% in the second quarter and first half of 1994.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $19 million and $35 million in the second quarter and first half of 1995, compared with $2 million and $10 million in the second quarter and first half of 1994. The improvement primarily reflected a lower level of required reserves given the decline in both the volume and loss experience of the portfolio, as well as credit loss recoveries.

Other

The Other sector's pretax income of $27 million and $57 million in the second quarter and first half of 1995 principally reflected earnings on capital above that required in the core sectors. The results for the second quarter and first half of 1994 primarily reflected earnings on capital above that required in the core sectors, as well as the results of operations from certain divestitures. The results for the first six months of 1994 also reflected approximately $13 million in net gains, recorded at Dreyfus, from the sale of nonstrategic partnership interests.

-------------------------------------------------------------------------------

The following tables distribute net income and return on common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Customers serviced
                                                                                       --------------------------------------
                                                                                                                   Total
                                                                                           Total                 Corporate/
FOR THE THREE MONTHS ENDED JUNE 30,                                                       Consumer              Institutional
(dollar amounts in millions)                                                           1995     1994             1995    1994
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $ 70     $ 81             $ 72     $63
Return on common shareholders' equity (a)                                               22%      28%              19%     17%
-----------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $146     $134             $138    $142
Return on common shareholders' equity (a)                                               23%      23%              18%     19%
-----------------------------------------------------------------------------------------------------------------------------

(a)  Annualized

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Products offered
                                                                                       --------------------------------------
                                                                                           Total                   Total
FOR THE THREE MONTHS ENDED JUNE 30,                                                      Investment                Banking
(dollar amounts in millions)                                                           1995     1994             1995    1994
 ----------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $48     $ 49             $ 94    $ 95
Return on common shareholders' equity (a)                                               31%      32%              17%     19%
-----------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $94     $104             $190    $172
Return on common shareholders' equity (a)                                               31%      34%              18%     17%
-----------------------------------------------------------------------------------------------------------------------------

(a)  Annualized


------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED

                                                 Consumer                                   Corporate/Institutional
(dollar amounts in            Investment Services       Banking Services         Investment Services        Banking Services
millions, averages           JUNE 30,    March 31,     JUNE 30,   March 31,     JUNE 30,    March 31,   JUNE 30,   March 31,
in billions)                    1995         1995         1995        1995         1995         1995       1995        1995
---------------------------------------------------------------------------------------------------------------------------
Revenue                         $ 92         $ 92        $ 336       $ 333         $233         $233      $  99       $  96
Credit quality expense (revenue)   -            -           35          29            -            -         (4)          -
Operating expense                 64           63          216         207          182          184         39          39
---------------------------------------------------------------------------------------------------------------------------
Income before taxes               28           29           85          97           51           49         64          57
Income taxes                      11           12           32          38           20           20         23          20
---------------------------------------------------------------------------------------------------------------------------
Net income                      $ 17         $ 17        $  53       $  59         $ 31         $ 29      $  41       $  37
---------------------------------------------------------------------------------------------------------------------------
Average assets                  $0.3         $0.4        $21.7       $21.3         $1.8         $1.4      $13.0       $13.3
Average common equity           $0.2         $0.2        $ 1.1       $ 1.1         $0.4         $0.4      $ 1.1       $ 1.0
Return on common
 shareholders' equity (a)        40%          39%          19%         22%          28%          27%        15%         14%
Return on assets (a)              NM           NM         .98%       1.13%           NM           NM      1.26%       1.12%
Pretax operating margin          31%          31%          25%         29%          22%          21%        64%         59%
Pretax operating margin
 excluding amortization of
 intangibles                     31%          32%          29%         33%          25%          24%        66%         62%
Efficiency ratio excluding
  amortization of intangibles    69%          68%          60%         58%          75%          76%        38%         38%
---------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                                   Total                Real Estate                    Other                   Total All
                                  Core Sectors             Workout               Corporate Activity             Sectors
                             JUNE 30,    March 31,   JUNE 30,   March 31,       JUNE 30,    March 31,     JUNE 30,   March 31,
                                1995         1995       1995        1995           1995         1995         1995        1995
-----------------------------------------------------------------------------------------------------------------------------
Revenue                        $ 760        $ 754       $  2        $  4           $ 32         $ 35        $ 794       $ 793
Credit quality expense (revenue)  31           29        (19)        (13)             -            -           12          16
Operating expense                501          493          2           1              5            5          508         499
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes              228          232         19          16             27           30          274         278
Income taxes                      86           90          7           6              9           12          102         108
-----------------------------------------------------------------------------------------------------------------------------
Net income                     $ 142        $ 142       $ 12        $ 10           $ 18         $ 18        $ 172       $ 170
-----------------------------------------------------------------------------------------------------------------------------
Average assets                 $36.8        $36.4       $0.2        $0.2           $2.4         $2.3        $39.4       $38.9
Average common equity          $ 2.8        $ 2.7       $  -        $  -           $0.9         $1.0        $ 3.7       $ 3.7
Return on common
  shareholders' equity (a)       20%          21%         NM          NM             NM           NM          17%         18%
Return on assets (a)           1.55%        1.58%         NM          NM             NM           NM        1.75%       1.77%
Pretax operating margin          30%          31%         NM          NM             NM           NM          35%         35%
Pretax operating margin
  excluding amortization of
  intangibles                    33%          34%         NM          NM             NM           NM          38%         38%
Efficiency ratio excluding
  amortization of intangibles    63%          62%         NM          NM             NM           NM          61%         60%
-----------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Customers serviced
                                                                             --------------------------------------------------
                                                                                                                 Total
                                                                                     Total                     Corporate/
                                                                                    Consumer                  Institutional
FOR THE THREE MONTHS ENDED                                                   JUNE 30,      March 31,       JUNE 30,     March 31,
(dollar amounts in millions)                                                   1995          1995           1995          1995
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 70         $ 76           $ 72          $66
Return on common shareholders' equity (a)                                        22%          24%            19%          18%
-------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Products offered
                                                                          ---------------------------------------------------

                                                                                      Total                       Total
                                                                                    Investment                   Banking
FOR THE THREE MONTHS ENDED                                                    JUNE 30,    March 31,       JUNE 30,   March 31,
(dollar amounts in millions)                                                     1995         1995           1995        1995
 ----------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $48         $46            $94         $96
Return on common shareholders' equity (a)                                        31%         31%            17%         18%
-----------------------------------------------------------------------------------------------------------------------------

(a)  Annualized

Income before taxes for the total core sectors was $228 million in the second quarter of 1995 compared with $232 million in the first quarter of 1995. This decrease primarily resulted from an $8 million increase in operating expense which more than offset a $6 million increase in revenue. The increase in operating expense was primarily driven by a $9 million increase in operating expense in the Consumer Banking Services sector, which reflected higher expenses in support of mortgage servicing and credit card portfolio acquisitions and retail loan growth. The increase in revenue from the Consumer Banking sector primarily resulted from higher levels of average loans and higher mortgage servicing fees, partially offset by a $6 million decline in fees generated from the electronic filing of income tax returns. The tax return filing fees are primarily earned in the first quarter of the year. The increase in revenue in the Corporate/Institutional Banking sector was due to loan growth, as well as increased securities trading revenue. In addition, revenue in the Consumer and Corporate/Institutional Investment Services sector was unchanged as a $5 million increase in mutual fund management fees at Dreyfus was offset by a decrease in revenue resulting from the formation of the CMSS joint venture.

OVERVIEW
------------------------------------------------------------------------------

The Corporation recorded earnings per common share of $1.09 and net income applicable to common stock of $162 million in the second quarter of 1995 compared with $.97 per common share and $143 million, respectively, in the second quarter of 1994. Annualized return on common shareholders' equity and return on assets were 17.47% and 1.75% in the second quarter of 1995, compared with 15.75% and 1.69%, respectively, in the second quarter of 1994.

Net interest revenue was $385 million in the second quarter of 1995, up from $364 million in the same prior-year period, primarily as a result of a higher level of interest-earning assets. Fee revenue was $405 million, down slightly from $412 million in the second quarter of 1994, primarily because the Corporation elected not to offer its seasonal tax refund anticipation loan program in 1995. Lower mutual fund administration and custody fees, partially reflecting the 1994 sale of the Boston-based third-party mutual fund administration business, also contributed to the decline in fee revenue. Partially offsetting the decline in fee revenue were increases in foreign currency and securities trading and mortgage servicing revenue.

The provision for credit losses was $20 million in the second quarter of 1995, unchanged from the prior-year period. Net credit losses were $46 million, up from $14 million in the second quarter of 1994, principally reflecting higher losses on the CornerStone(sm) credit card product. At June 30, 1995, this product had total outstandings of $985 million, compared with $221 million at June 30, 1994. Nonperforming assets totaled $276 million at June 30, 1995, up from $243 million at March 31, 1995, and $264 million at June 30, 1994. At June 30, 1995, the Corporation's ratio of nonperforming assets to total loans and net acquired property was .99%, compared with .91% at March 31, 1995 and 1.06% at June 30, 1994.

Operating expense before net revenue from acquired property was $508 million for the second quarter of 1995, down from $511 million in the second quarter of 1994. This decrease primarily resulted from a reduction in staff expense driven by the formation of CMSS, lower incentive accruals and lower pension expense.

For the first six months of 1995, the Corporation recorded earnings per common share of $2.17 and net income applicable to common stock of $322 million, compared with $1.93 per common share and $284 million for the first six months of 1994. Annualized return on common shareholders' equity and return on assets were 17.51% and 1.76% in the first six months of 1995, compared with 15.93% and 1.68%, respectively, in the first six months of 1994.

NET INTEREST REVENUE
------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                           Three months ended June 30,                         Six months ended June 30,
                                           1995                   1994                        1995                  1994
(taxable equivalent basis,          AVERAGE    AVERAGE     Average     Average         AVERAGE    AVERAGE     Average   Average
dollar amounts in millions)         BALANCE       RATE     balance        rate         BALANCE       RATE     balance      rate
-------------------------------------------------------------------------------------------------------------------------------
Money market investments           $ 1,165      6.07%      $ 1,813     3.89%          $ 1,197      5.99%      $ 1,979    3.61%
Trading account securities             220      6.65           386     6.15               268      7.20           444    5.82
Securities                           4,681      6.60         5,306     5.48             4,785      6.56         5,055    5.40
Loans                               27,076      9.05        24,251     7.38            26,874      8.97        24,442    7.30
                                   -------                 -------                    -------                 -------
  Total interest-earning assets    $33,142      8.58%      $31,756     6.85%          $33,124      8.51%      $31,920    6.75%
------------------------------------------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities      $27,236      4.73%      $24,922     2.83%          $27,144      4.59%      $24,887    2.68%
 Noninterest-bearing liabilities     5,906       -           6,834      -               5,980       -           7,033       -
                                   -------                 -------                    -------                 -------
  Total                            $33,142      3.89%      $31,756     2.22%          $33,124      3.76%      $31,920    2.09%
------------------------------------------------------------------------------------------------------------------------------
Net interest revenue               $   387      4.69%      $   367     4.63%          $   779      4.75%      $   738    4.66%
------------------------------------------------------------------------------------------------------------------------------

Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average rates.


Net interest revenue, on a fully taxable equivalent basis, for the second quarter of 1995 totaled $387 million, up $20 million, compared with the second quarter of 1994. The net interest margin was 4.69% in the second quarter of 1995, up six basis points from 4.63% in the second quarter of 1994.

The improvement in net interest revenue and the net interest margin in the second quarter of 1995, compared with the second quarter of 1994, primarily resulted from a higher level of interest-earning assets, as well as a higher-yielding asset mix as lower-yielding money market assets and securities were replaced with higher-yielding loans. Partially offsetting this improvement was a higher level of interest-bearing liabilities and a higher cost of funds.

Average loans increased $2.8 billion, or 12%, while money market investments decreased $648 million and securities decreased $625 million. The increase in average loans resulted primarily from a $1.1 billion increase in credit card loans, including $800 million related to the CornerStone(sm) credit card product, a $900 million increase in retail loans and a $700 million increase in domestic wholesale loans. The increase in retail loans resulted from increases in several categories including personal credit lines, home equity loans and student loans, while the increase in wholesale loans primarily was driven by corporate/institutional banking and middle market lending.

Net interest revenue and the net interest margin, on a fully taxable equivalent basis, were $779 million and 4.75% in the first six months of 1995, compared with $738 million and 4.66% in the first half of 1994. The improvement principally resulted from the same factors responsible for the second quarter increase. Partially offsetting this increase was the loss of revenue from the Corporation's seasonal tax refund anticipation loan program that was not offered in 1995. This program contributed five basis points to the net interest margin in the first six months of 1994.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
-------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                 Three months                                   Six months
                                                ended June 30,                                ended June 30,
(in millions)                              1995           1994      Inc/(Dec)               1995         1994         Inc/(Dec)
------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                 $20            $20           $  -            $  40          $  40            $  -
Net revenue from acquired property           (8)            (3)            (5)             (12)           (11)             (1)
------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                 $12            $17            $(5)           $  28          $  29             $(1)
------------------------------------------------------------------------------------------------------------------------------


Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, decreased in the second quarter and first half of 1995, compared with the prior-year periods, as a result of higher net revenue from acquired property. The provision for credit losses was unchanged for both periods.

The Corporation maintains a reserve for credit losses that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1994 Annual Report on Form 10-K. The reserve for credit losses totaled $583 million at June 30, 1995, compared with $609 million at June 30, 1994. The ratio of the loan loss reserve to nonperforming loans at June 30, 1995, was 293%, compared with 392% at June 30, 1994. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio can also vary with shifts in loan portfolio mix.

A summary of the Corporation's net credit losses is presented in the table on the following page. The increase in net credit losses in the second quarter of 1995, compared with the prior-year period, primarily resulted from a $29 million increase in net credit card losses, including $24 million related to the CornerStone(sm) portfolio. The Corporation believes that credit losses from the CornerStone(sm) portfolio have not yet peaked and expects modestly higher levels of credit losses from this portfolio in the third and fourth quarters of 1995, compared with the second quarter. At June 30, 1995, the CornerStone(sm) portfolio had total outstandings of $985 million, compared with $757 million at December 31, 1994 and $221 million at June 30, 1994. Also impacting second quarter 1995 net credit losses were $16 million of losses on lease finance assets. Partially offsetting credit losses were strong credit recoveries in the second quarter of 1995. Credit loss recoveries on commercial and financial loans totaled $10 million, commercial real estate recoveries totaled $8 million and consumer recoveries totaled $7 million. Net credit losses increased $41 million in the first six months of 1995 compared with the first half of 1994, primarily reflecting the higher level of credit card losses.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (A)                    Three months                                 Six months
                                                   ended June 30,            Inc/               ended June 30,           Inc/
(dollar amounts in millions)                     1995         1994          (Dec)             1995         1994         (Dec)
-----------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                   $601         $603         $  (2)              $607         $600       $   7
Reserve acquired in acquisition                     8            -             8                  8            -           8
Credit losses:
  Domestic:
     Commercial and financial                       2            8            (6)                 5           19         (14)
     Commercial real estate                         3            3             -                  6            5           1
     Consumer credit:
       Credit cards                                45           15            30                 74           27          47
       Consumer mortgage                            3            2             1                  5            5           -
       Other consumer credit                        4            3             1                  8            8           -
     Lease financing                               16            -            16                 16            -          16
------------------------------------------------------------------------------------------------------------------------------
         Total domestic                            73           31            42                114           64          50
------------------------------------------------------------------------------------------------------------------------------
  International                                     -            1            (1)                -             4          (4)
------------------------------------------------------------------------------------------------------------------------------
         Total credit losses                       73           32            41                114           68          46
------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                     (10)          (6)            4                (16)         (14)          2
     Commercial real estate                        (8)          (3)            5                (11)          (8)          3
     Consumer credit:
       Credit cards                                (4)          (3)            1                 (6)          (5)          1
       Consumer mortgage                           (1)          (1)            -                 (2)          (2)          -
       Other consumer credit                       (2)          (4)           (2)                (3)          (7)         (4)
------------------------------------------------------------------------------------------------------------------------------
         Total domestic                           (25)         (17)            8                (38)         (36)          2
------------------------------------------------------------------------------------------------------------------------------
  International                                    (2)          (1)            1                 (4)          (1)          3
------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                         (27)         (18)            9                (42)         (37)          5
------------------------------------------------------------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:
     Commercial and financial                      (8)           2           (10)               (11)           5         (16)
     Commercial real estate                        (5)           -            (5)                (5)          (3)         (2)
     Consumer credit:
       Credit cards                                41           12            29                 68           22          46
       Consumer mortgage                            2            1             1                  3            3           -
       Other consumer credit                        2           (1)            3                  5            1           4
     Lease financing                               16            -            16                 16            -          16
------------------------------------------------------------------------------------------------------------------------------
         Total domestic                            48           14            34                 76           28          48
------------------------------------------------------------------------------------------------------------------------------
  International                                    (2)           -            (2)                (4)           3          (7)
------------------------------------------------------------------------------------------------------------------------------
         Total net credit losses                   46           14            32                 72           31          41
------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                        20           20             -                 40           40           -
------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                         $583         $609          $(26)              $583         $609        $(26)
------------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans           2.10%        2.46%          (36) bp           2.10%        2.46%        (36) bp
------------------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                 .67%         .24%           43  bp            .54%         .25%         29 bp
------------------------------------------------------------------------------------------------------------------------------

(a) Excludes the reserve for segregated assets and net credit losses on segregated assets.

NONINTEREST REVENUE
--------------------------------------------------------------------------------------------------------------------------
                                                            Three months                             Six months
                                                            ended June 30,       Inc/              ended June 30,      Inc/
(in millions)                                             1995        1994      (Dec)           1995         1994     (Dec)
--------------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Mutual fund:
     Management                                          $  76       $  74      $   2           $147         $150      $  (3)
     Administration/Custody                                 30          41        (11)            60           88        (28)
  Institutional trust                                       51          55         (4)           102          117        (15)
  Institutional asset management                            34          38         (4)            68           74         (6)
  Private asset management                                  34          34          -             67           68         (1)
----------------------------------------------------------------------------------------------------------------------------
     Total trust and investment management                 225         242        (17)           444          497        (53)
Cash management and deposit transaction charges             48          48          -             95           99         (4)
Mortgage servicing                                          25          17          8             50           33         17
Foreign currency and securities trading                     25          14         11             49           33         16
Credit card                                                 22          18          4             41           32          9
Other                                                       60          73        (13)           125          154        (29)
----------------------------------------------------------------------------------------------------------------------------
     Total fee revenue                                     405         412         (7)           804          848        (44)
Gains on sale of securities                                  1           8         (7)             -           10        (10)
----------------------------------------------------------------------------------------------------------------------------
     Total noninterest revenue                            $406        $420       $(14)          $804         $858       $(54)
----------------------------------------------------------------------------------------------------------------------------

Reflecting the Corporation's strategy of maintaining a well-balanced revenue base, revenues from the fee-generating businesses represented 51% of the Corporation's total revenue for the quarter. Fee revenue decreased $7 million in the second quarter of 1995, compared with the second quarter of 1994, primarily because the Corporation elected not to offer its seasonal tax refund anticipation loan program in 1995 as well as lower trust and investment management fees. Partially offsetting the decline in fee revenue were increases in foreign currency and securities trading and mortgage servicing revenue.

The $17 million decrease in trust and investment management fees in the second quarter of 1995, compared with the prior-year period, primarily resulted from a decrease in mutual fund administration and custody fees and securities lending revenue. Mutual fund administration and custody fees decreased $11 million, including a $4 million decrease in revenue related to the second quarter 1994 sale of the Boston-based third-party mutual fund administration business. Securities lending revenue, which is included in institutional trust revenue, decreased $5 million. The decrease in securities lending revenue primarily resulted from narrower margins in 1995 compared with 1994, as well as a slightly lower volume of securities lent in the second quarter of 1995.

-----------------------------------------------------------------------------

As shown in the table below, the market value of assets under management and administration/custody for the Corporation was $910 billion at June 30, 1995, up $30 billion compared with $880 billion at March 31, 1995. The $25 billion increase in the market value of assets under administration/custody primarily reflected a general market increase. The market value of assets under management increased $5 billion primarily as a result of the improved bond and equity markets, partially offset by a loss of clients in the institutional asset management business. At June 30, 1995, compared with March 31, 1995, the Lehman Brothers Long Term Government Bond index increased 11%, while the S&P 500 index increased 9%.

-----------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY
                                                 June 30,        March 31,         Dec. 31,        Sept. 30,         June 30,
(in billions)                                        1995             1995             1994             1994             1994
-----------------------------------------------------------------------------------------------------------------------------
Institutional trust:
   Management                                        $  3             $  3             $  3             $  2             $  2
   Administration/Custody                             621              599              568              538              498
Mutual fund:
   Management                                          79               76               73               76               77
   Administration/Custody                              71               69               76              108              107
Institutional asset management:
   Management                                          98               97               93              101              100
Private asset management:
   Management                                          23               22               21               22               21
   Administration/Custody                              15               14               13               13               13
-----------------------------------------------------------------------------------------------------------------------------
      Total:
           Management                                $203             $198             $190             $201             $200
           Administration/Custody                    $707             $682             $657             $659             $618
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND ASSETS BY FUND CATEGORY
                                                 June 30,        March 31,         Dec. 31,        Sept. 30,         June 30,
(in billions)                                        1995             1995             1994             1994             1994
-----------------------------------------------------------------------------------------------------------------------------
Proprietary funds:
   Taxable money market funds:
     Institutions                                     $22              $19              $18              $18              $19
     Individuals                                       10               11               10               10               10
   Tax-exempt money market funds                        8                7                7                8                9
   Tax-exempt bond funds                               18               18               18               19               19
   Fixed-income funds                                   5                4                4                4                5
   Equity funds                                        10               10                9               10                9
-----------------------------------------------------------------------------------------------------------------------------
      Total proprietary funds                          73               69               66               69               71
Other managed funds                                     6                7                7                7                6
-----------------------------------------------------------------------------------------------------------------------------
      Total managed mutual fund assets                $79              $76              $73              $76              $77
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE                           Three months                              Six months
                                                          ended June 30,         Inc/             ended June 30,        Inc/
(in millions)                                           1995        1994        (Dec)           1995         1994       (Dec)
-----------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees                                $87          $87       $  -             $170         $177        $(7)
Less:  Fees waived                                        9           10         (1)              18           22         (4)
Less:  Fund expense reimbursements                        2            3         (1)               5            5         -
-----------------------------------------------------------------------------------------------------------------------------
   Net managed mutual fund fees                         $76          $74        $ 2             $147         $150        $(3)
-----------------------------------------------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
   Proprietary funds:
       Taxable money market funds:
         Institutions                                   $12          $11        $ 1            $  22        $  23        $(1)
         Individuals                                      9           11         (2)              19           21         (2)
       Tax-exempt money market funds                      6            5          1               11           10          1
       Tax-exempt bond funds                             25           25          -               48           52         (4)
       Fixed income funds                                 6            5          1               11           11          -
       Equity funds                                      15           14          1               30           27          3
-----------------------------------------------------------------------------------------------------------------------------
            Total proprietary funds                      73           71          2              141          144         (3)
   Other managed funds                                    3            3          -                6            6          -
-----------------------------------------------------------------------------------------------------------------------------
            Net managed mutual fund fees                $76          $74        $ 2             $147         $150        $(3)
-----------------------------------------------------------------------------------------------------------------------------

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the second quarter of 1995 were $72 billion, an increase of $4 billion from the first quarter of 1995 and unchanged from the second quarter of 1994. The increase from the first quarter of 1995 primarily resulted from a $3 billion increase in existing customer activity in average institutional money market funds managed.

The $8 million increase in mortgage servicing fees, compared with the prior-year period, primarily resulted from acquisitions of mortgage servicing rights. At June 30, 1995, the Corporation's total servicing portfolio was $37 billion, compared with $28 billion at June 30, 1994. Additionally, on July 26, 1995, Mellon Mortgage Company, the Corporation's mortgage banking subsidiary, signed a definitive agreement with Metropolitan Life Insurance Company to purchase its residential and commercial mortgage banking subsidiary, Metmor Financial, Inc. (Metmor) for $165 million. Metmor services more than $13 billion in residential and commercial mortgage loans. On a pro forma basis including the Metmor transaction, the Corporation's servicing portfolio at June 30, 1995, would have been approximately $50 billion. The Corporation expects the acquisition of Metmor to increase mortgage servicing revenue by approximately $13 million on a quarterly basis. The transaction is expected to be completed in the third quarter of 1995, pending approvals.

The $11 million increase in foreign currency and securities trading fee revenue in the second quarter of 1995 was attributable to higher foreign exchange fees earned, primarily as a result of increased global custody and corporate customer activity.

------------------------------------------------------------------------------

The $4 million increase in credit card fee revenue in the second quarter of 1995, compared with the second quarter of 1994, primarily resulted from fee revenue generated by portfolio acquisitions and the Corporation's CornerStone(sm) credit card product.

The $13 million decrease in other fee revenue in the second quarter of 1995, compared with the prior-year period, resulted from several factors. The Corporation elected not to offer its seasonal tax refund anticipation loan program in 1995, resulting in a $19 million reduction in other fee revenue compared with the second quarter of 1994. In addition, the May 1995 formation of CMSS resulted in a $6 million reduction in other fee revenue. The Corporation accounts for the joint venture under the equity method of accounting by reporting its share of the net results of the joint venture as other fee revenue, rather than reporting the revenues and expenses of CMSS separately. These reductions were partially offset by a $10 million increase in gains from the disposition of assets, including equity securities.

Gains on the sale of securities available for sale were $1 million in the second quarter of 1995, compared with $8 million in the second quarter of 1994. The gains in the second quarter of 1994 were recorded at Dreyfus prior to the August 1994 merger of Dreyfus with the Corporation.

Fee revenue was $804 million in the first six months of 1995, compared with $848 million in the prior-year period. This decrease primarily resulted from the same factors responsible for the second quarter decrease. Also impacting the year-to-date results were $13 million in one-time net gains recorded at Dreyfus in the first quarter of 1994 on the sale of certain nonstrategic interests in partnerships, in anticipation of the merger with the Corporation.

The following table summarizes the major components of the changes in fee revenue in the second quarter and first six months of 1995, compared with the same periods in 1994.

----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF MAJOR COMPONENTS OF THE CHANGE IN FEE REVENUE
  FROM PRIOR-YEAR PERIODS                                                           Second quarter               First half
(in millions)                                                                         1995 vs 1994             1995 vs 1994
----------------------------------------------------------------------------------------------------------------------------
Tax refund anticipation loan fees-discontinued in 1995                                       $(19)                      $(29)
Mutual fund administration and custody fees:
  The Boston Company (including $4 million and
    $12 million relating to divestitures)                                                     (10)                       (23)
  Dreyfus                                                                                      (1)                        (5)
Securities lending revenue                                                                     (5)                       (15)
Impact of CMSS joint venture                                                                   (6)                        (6)
Foreign currency and securities trading revenue                                                11                          16
Gains on the disposition of assets, equity securities
  and partnerships                                                                             10                          (4)
Mortgage servicing revenue                                                                      8                          17
Other                                                                                           5                           5
-----------------------------------------------------------------------------------------------------------------------------
  Total change in fee revenue                                                                $ (7)                       $(44)
-----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE
-----------------------------------------------------------------------------------------------------------------------------
                                                           Three months                          Six months
                                                          ended June 30,           Inc/         ended June 30,           Inc/
(dollar amounts in millions)                            1995        1994          (Dec)       1995         1994         (Dec)
----------------------------------------------------------------------------------------------------------------------------
Staff expense                                           $229        $237           $(8)    $   469      $   482         $(13)
Net occupancy expense                                     48          52            (4)         99          102           (3)
Professional, legal and other purchased services          50          51            (1)         88           97           (9)
Equipment expense                                         34          30             4          68           67            1
Business development                                      37          39            (2)         70           92          (22)
Amortization of goodwill and other
  intangible assets                                       24          23             1          48           50           (2)
Communications expense                                    20          20            -           42           41            1
FDIC assessment and regulatory examination fees           15          16            (1)         30           32           (2)
Amortization of mortgage servicing rights
  and purchased credit card relationships                 13          10             3          26           22            4
Other expense                                             38          33             5          67           64            3
----------------------------------------------------------------------------------------------------------------------------
     Operating expense before net
       revenue from acquired property                    508         511            (3)      1,007        1,049          (42)
Net revenue from acquired property                        (8)        (3)            (5)        (12)         (11)          (1)
----------------------------------------------------------------------------------------------------------------------------
     Total operating expense                            $500        $508           $(8)    $   995       $1,038         $(43)
----------------------------------------------------------------------------------------------------------------------------
Average full-time equivalent staff                    24,100      24,000           100      24,200       23,900          300
----------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                     64%         65%           (1)        63%          66%           (3)
Efficiency ratio excluding amortization of
  goodwill and other intangible assets                   61          63            (2)        60           63            (3)
----------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before net revenue from acquired property as a percentage of revenue, computed on a taxable equivalent basis, excluding securities gains.


Operating expense before net revenue from acquired property decreased $3 million in the second quarter of 1995, compared with the prior-year period. The formation of the CMSS joint venture resulted in a $3 million reduction in staff expense and a $1 million reduction in other expense categories. The reduction in staff expense also reflected lower incentive accruals and lower pension expense. The remaining expense categories reflected modest variances in the second quarter of 1995 compared with the second quarter of 1994, as a result of a variety of factors.

Operating expense before the net revenue from acquired property totaled $1,007 million in the first six months of 1995, compared with $1,049 million in the first half of 1994. The decrease primarily was the result of the same factors responsible for the second quarter decrease, as well as lower marketing expense related to the CornerStone(sm) credit card. Marketing expense is included in business development in the table above. In addition, the reduction in professional, legal and other purchased services resulted from the internalization of data processing operations at The Boston Company and lower consulting expense.


In August, 1995, the Federal Deposit Insurance Corporation (FDIC) approved a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, the premium will be reduced by 83% from $.23 for every $100 of deposits to $.04 for every $100 of deposits. At June 30, 1995, all of the Corporation's banking subsidiaries qualified as well-capitalized.
The Corporation's banking subsidiaries prepaid Deposit-insurance premiums of $13 million for the third quarter of 1995. Under the new rate, assuming a July 1, 1995 effective date, the premium would have been $3 million, a quarterly reduction of $10 million. The FDIC has indicated that a refund will be received for any third quarter 1995 overpayment, following the FDIC's confirmation that the Bank Insurance Fund has met its designated level of $1.25 per every $100 of insured deposits.

-------------------------------------------------------------------------------

Merger expenses of $104 million pretax, or $79 million after tax, were recorded in the third quarter of 1994 to reflect expenses associated with the Dreyfus merger. In addition, merger expenses of $175 million, or $112 million after tax, were recorded in the first quarter of 1993 for expenses associated with the acquisition of The Boston Company. The tables below show expenditures through June 30, 1995.

-----------------------------------------------------------------------------------------------------------------------------
MERGER EXPENSES ANALYSIS (THE DREYFUS CORPORATION)
                                                                                                        Expected
                                                                         Expenditures                  expenditures
                                                                            and asset         -------------------------------
                                                      Total            adjustments at         Remainder of          Full year
(in millions)                                      expenses             June 30, 1995                 1995               1996
-----------------------------------------------------------------------------------------------------------------------------
Benefit and severance programs                        $  42                       $32                   $3                 $7
Professional, consulting and other                       27                        27                    -                  -
Facilities and assets                                    25                        25                    -                  -
Proxy solicitation                                       10                        10                    -                  -
-----------------------------------------------------------------------------------------------------------------------------
     Total merger expenses                             $104                       $94                   $3                 $7
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
MERGER EXPENSES ANALYSIS (THE BOSTON COMPANY)
                                                                                  Expenditures
                                                                                    and asset                        Expected
                                                         Total                  adjustments at                   expenditures
(in millions)                                         expenses                   June 30, 1995              remainder of 1995
-----------------------------------------------------------------------------------------------------------------------------
Systems integration                                      $  67                           $  57                            $10
Adjustment to The Boston Company
 credit loss reserve                                        51                              51                              -
Professional and consulting                                 16                              15                              1
Severance, incentive retention plan,
  relocation and travel                                     12                              10                              2
Facilities expense                                           8                               5                              3
Other                                                       21                              18                              3
-----------------------------------------------------------------------------------------------------------------------------
    Total merger expenses                                 $175                            $156                            $19
-----------------------------------------------------------------------------------------------------------------------------


INCOME TAXES


The provision for income taxes totaled $201 million in the first six months of 1995, compared with $197 million in the first six months of 1994. The Corporation's effective tax rate for the first half of 1995 was 37%, compared with 38.5% for the first six months of 1994. It is currently anticipated that the effective tax rate will be approximately 37% for the remainder of 1995.

ASSET/LIABILITY MANAGEMENT
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                             June 30,
 (average balances in millions)                                                                       1995             1994
---------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                                          $  1,165         $  1,813
Trading account securities                                                                             220              386
Securities                                                                                           4,681            5,306
Loans                                                                                               27,076           24,251
---------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets                                                                 33,142           31,756
Noninterest-earning assets                                                                           6,834            6,351
Reserve for credit losses                                                                             (606)            (610)
---------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                 $39,370          $37,497
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                                         $30,725          $32,270
Wholesale and purchased funds                                                                        8,645            5,227
---------------------------------------------------------------------------------------------------------------------------
      Funds supporting total assets                                                                $39,370          $37,497
---------------------------------------------------------------------------------------------------------------------------

The change in the mix of the Corporation's average assets in the second quarter of 1995, compared with the second quarter of 1994, reflects a higher level of interest-earning assets and a higher-yielding asset mix. Average loans increased $2.8 billion while money market investments and securities decreased $648 million and $625 million, respectively. The mix of the Corporation's funding changed substantially in the second quarter of 1995, compared with the prior-year quarter, as a decrease in money market and savings deposits and demand deposits was replaced with wholesale and purchased funds.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $3.3 billion in the second quarter of 1995 from the prior-year period, primarily reflecting increased consumer and commercial and financial loan levels. Average core funds decreased $1.5 billion in the second quarter of 1995 from the prior-year period, primarily reflecting a lower level of money market and savings and demand deposits. Core funds averaged 92% of core assets in the second quarter of 1995, down from 94% in the first quarter of 1995 and 108% in the second quarter of 1994.

Wholesale and purchased funds are defined as deposits in foreign offices and other time deposits, federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $3.4 billion compared with a year ago, primarily reflecting an increase in overnight foreign office deposits as the Corporation continued to take advantage of slightly lower-cost short-term Eurodeposit rates. As a percentage of total average assets, average wholesale and purchased funds increased to 22% in the second quarter of 1995 from 21% in the first quarter of 1995 and 14% in the prior-year period.

COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------

The loan portfolio increased $3,034 million, or 12%, at June 30, 1995, compared with June 30, 1994, primarily as a result of increased loan demand and a new credit card product. Loan growth at June 30, 1995 compared with June 30, 1994, reflects a $1,100 million increase in credit card loans, an $875 million increase in consumer mortgages and a $824 million increase in commercial and financial loans. At June 30, 1995, the composition of the loan portfolio was 52% consumer and 48% commercial.


-----------------------------------------------------------------------------------------------------------------------------
                                                 JUNE 30,        March 31,         Dec. 31,        Sept. 30,         June 30,
(in millions)                                        1995             1995             1994             1994             1994
-----------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
  Commercial and financial                        $10,163 (A)     $  9,820          $10,015         $  9,903         $  9,339
-----------------------------------------------------------------------------------------------------------------------------
  Commercial real estate                            1,512 (B)        1,588            1,624            1,608            1,622
-----------------------------------------------------------------------------------------------------------------------------
  Consumer credit:
    Consumer mortgage                               9,031            8,686            8,680            8,503            8,156
    Credit card                                     2,766            2,423            2,381            1,985            1,666
    Other consumer credit                           2,641            2,534            2,455            2,418            2,378
-----------------------------------------------------------------------------------------------------------------------------
        Total consumer credit                      14,438           13,643           13,516           12,906           12,200
-----------------------------------------------------------------------------------------------------------------------------
  Lease finance assets                                807              815              815              744              704
-----------------------------------------------------------------------------------------------------------------------------
        Total domestic loans                       26,920           25,866           25,970           25,161           23,865
-----------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL LOANS                                   845              830              763              851              866
-----------------------------------------------------------------------------------------------------------------------------
        Total loans, net of unearned discount (c) $27,765          $26,696          $26,733          $26,012          $24,731
-----------------------------------------------------------------------------------------------------------------------------

(a)    Includes $26 million of FDIC loss share loans.
(b)    Includes $109 million of FDIC loss share loans.
(c)    Excludes segregated assets.

Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $824 million, or 9%, at June 30, 1995, compared to June 30, 1994, primarily as a result of increases in corporate/institutional banking and middle market banking. Commercial and financial loans represented 37% of the total loan portfolio at June 30, 1995 and 38% at June 30, 1994. At June 30, 1995, nonperforming domestic commercial and financial loans and leases were .87% of total domestic commercial and financial loans and leases, compared with .51% at June 30, 1994. This ratio has been less than 1% for the last nine quarters.

Commercial real estate

The Corporation's $1,512 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $109 million of loans acquired in the December 1992 Meritor acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC. Domestic commercial real estate loans decreased by $110 million, or 7%, at June 30, 1995 compared with June 30, 1994. The decrease primarily was a result of paydowns, sales and transfers to OREO partially offset by new loan originations. Domestic commercial real estate loans were 5% of total loans at June 30, 1995, down from 7% a year earlier. Nonperforming commercial real estate loans were 2.80% of total domestic commercial real estate loans at June 30, 1995, compared with 2.15% at June 30, 1994.

-------------------------------------------------------------------------------

Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one-to-four family residential mortgages, home equity loans and personal loans secured by residential properties. At June 30, 1995, this portfolio totaled $9,031 million, up from $8,156 million at June 30, 1994. The $875 million increase in this portfolio from the prior-year period primarily reflects increases in adjustable rate one-to-four family residential mortgage loans, personal loans secured by residential properties and home equity loans.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3,000,000. These loans increased approximately $38 million from June 30, 1994, to $4.2 billion at June 30, 1995. Home equity loans increased approximately $146 million to $1.5 billion, resulting from successful marketing efforts, as well as an improving economy. Personal loans secured by residential properties increased approximately $180 million to $1.2 billion and loans secured by one-to-four family residential mortgages increased approximately $509 million to $2.1 billion. Nonperforming consumer mortgages were .66% of total consumer mortgages at June 30, 1995, compared with .75% at June 30, 1994.

Credit card

At June 30, 1995, credit card loans totaled $2,766 million, a $1,100 million, or 66%, increase from June 30, 1994. This increase primarily was driven by the CornerStone(sm) credit card product which was introduced in January 1994, as well as portfolio acquisitions. At June 30, 1995, this product had total outstanding balances of $985 million, compared with $902 million at March 31, 1995 and $221 million at June 30, 1994.

Other loans

Other consumer credit, which principally consists of installment loans, unsecured personal credit lines and student loans, increased by $263 million from June 30, 1994. This increase reflected growth in the student loan portfolio. Lease finance assets were $807 million, up from $704 million at June 30, 1994. Loans to international borrowers decreased to $845 million at June 30, 1995, from $866 million at June 30, 1994.


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               June 30,
(in millions)                                                                                           1995             1994
-----------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                                         $16,707 (A)      $13,268
Standby letters of credit and foreign guarantees                                                       2,959 (B)        3,154
Commercial letters of credit                                                                             141              166
Residential mortgage loans serviced with recourse                                                        167              203
Custodian securities lent with indemnification
  against broker default of return of securities                                                      16,312           13,515
-----------------------------------------------------------------------------------------------------------------------------

(a) Approximately 26% of these commitments are scheduled to expire within one year, with an additional 56% scheduled to expire within five years.

(b)   Net of participations and cash collateral totaling $244 million.

CAPITAL

-------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA

(dollar amounts in millions,                           JUNE 30,          March 31,            Dec. 31,           June 30,
 except per share amounts)                                 1995               1995                1994               1994
-------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                            $  3,643             $3,755            $  3,687             $3,716
Common shareholders' equity to assets ratio                9.10%              9.48%               9.54%              9.80%
Tangible common equity to assets ratio (a)                 6.78               7.10                7.05               7.33
Total shareholders' equity                             $  4,078             $4,190            $  4,122             $4,308
Total shareholders' equity to assets ratio                10.19%             10.57%             10.67%             11.37%
Tier I capital ratio                                       8.98               9.49                9.48              10.27
Total (Tier I plus Tier II) capital ratio                 12.31              12.86               12.90              13.74
Leverage capital ratio                                     8.32               8.84                8.67               9.54
Book value per common share                            $  25.59             $25.63            $  25.06             $25.35 (b)
Closing common stock price                               41.625              40.75              30.625              37.50
Market capitalization                                     5,925              5,969               4,507              5,400
-------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill, core deposit and other identified intangibles divided by total assets less goodwill, core deposit and other identified intangibles.

(b) The June 30, 1994, book value per common share assumed full conversion of the Series D preferred stock to common stock. Accordingly, this included the additional paid-in capital on the Series D preferred stock because this paid-in capital had no liquidation preference over the common stock. The Series D preferred stock was converted into common stock in August 1994, pursuant to the terms of the Series D statement of designation.

In June, the Corporation repurchased from American Express Travel Related Services Company, Inc. a subsidiary of American Express Company, the common stock and equity purchase options (warrants) issued in 1993 as part of the acquisition of The Boston Company, Inc., in a privately negotiated transaction. The Corporation repurchased 3,750,000 common shares and warrants for an additional 4,500,000 common shares for $213 million. The repurchase increased earnings per common share by less than $.01 in the second quarter. It is anticipated that this transaction will enhance earnings per common share by approximately $.05 for the full year 1995 and will enhance the quarterly return on common shareholders' equity by approximately 80 basis points. This transaction reduced the June 30, 1995, book value per share by $.80 and the capital ratios by 50 to 60 basis points. Average common stock and stock equivalents used for the primary earnings per share computation was approximately 148 million shares for the second quarter and first half of 1995. Following this common share and warrant repurchase, average primary common stock and stock equivalents, at the June 30, 1995, share price, will be approximately 143.7 million shares and 146.7 million shares for the third quarter and first nine months of 1995, respectively.

The decrease in the Corporation's common and total shareholders' equity at June 30, 1995, compared with March 31, 1995 and June 30, 1994, resulted from the repurchase of the common stock and warrants, partially offset by earnings retention. In addition, the remaining decrease in total shareholders' equity, compared with June 30, 1994, resulted from the March 1995 redemption of the Corporation's $160 million Series H preferred stock.

On July 18, 1995, the Corporation's board of directors authorized the repurchase of up to 2.5 million shares of the Corporation's common stock to be used to meet the Corporation's current and near-term common stock requirements for its stock-based benefit plans and its dividend reinvestment plan. In 1994, the Corporation authorized similar repurchases of up to 3 million shares, and as of June 30, 1995 had repurchased approximately 2.7 million shares under that authority. Including the remaining 300,000 shares to be repurchased under the 1994 authorization, the Corporation expects to make additional repurchases of up to 2.8 million shares in the second half of 1995.

-------------------------------------------------------------------------------

In accordance with the January 1, 1994, adoption of FAS No. 115, certain assets available for sale are reported at fair value at June 30, 1995, with the unrealized loss of $21 million, net of taxes, included in common shareholders' equity. The impact of recording the unrealized loss at June 30, 1995, resulted in a reduction of book value per common share of $.14 and a reduction of five basis points in the common shareholders' equity to assets ratio. Increased volatility of shareholders' equity, certain related capital ratios and book value per common share could result from future changes in unrealized gains and losses on assets classified as available for sale.

The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

---------------------------------------------------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                                                                       June 30,
(dollar amounts in millions)                                                                        1995               1994
---------------------------------------------------------------------------------------------------------------------------
Tier I capital:
  Common shareholders' equity (a)(b)                                                            $  3,664           $  3,722
  Qualifying preferred stock (b)                                                                     435                629
  Other items                                                                                        (13)                12
  Goodwill and certain other intangibles                                                            (876)              (867)
----------------------------------------------------------------------------------------------------------------------------
         Total Tier I capital                                                                   $  3,210           $  3,496
Tier II capital                                                                                    1,189              1,180
---------------------------------------------------------------------------------------------------------------------------
         Total qualifying capital                                                               $  4,399           $  4,676
---------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
  On-balance-sheet                                                                               $26,868            $24,694
  Off-balance-sheet                                                                                8,869              9,343
---------------------------------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                                                              $35,737            $34,037
---------------------------------------------------------------------------------------------------------------------------
Average assets-leverage capital basis                                                            $38,585            $36,665
---------------------------------------------------------------------------------------------------------------------------
Tier I capital ratio (c)                                                                            8.98%             10.27%
Total capital ratio (c)                                                                            12.31              13.74
Leverage capital ratio (c)                                                                          8.32               9.54
---------------------------------------------------------------------------------------------------------------------------

(a) Regulatory guidelines require that any adjustment to shareholders' equity required by FAS No. 115 be excluded from the calculation of risk-based capital. Therefore, unrealized losses on assets classified as available for sale of $21 million and $43 million, net of tax, at June 30, 1995 and 1994, respectively, have been excluded.

(b) For the purpose of this computation, the additional paid-in capital on the Series D preferred stock, totaling $37 million at June 30, 1994, was included in "Qualifying preferred stock" rather than in "Common shareholders' equity."

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

Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. Should a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well-capitalized to critically undercapitalized. For an institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at June 30, 1995. The Corporation intends to maintain the ratios of its banking subsidiaries at the well capitalized levels.

-------------------------------------------------------------------------------

When computing Tier I capital, the Corporation deducts all goodwill and certain other identifiable intangibles acquired subsequent to February 19, 1992, except mortgage servicing rights and purchased credit card relationships.


-----------------------------------------------------------------------------------------------------------------------------
                                                                  JUNE 30,        March 31,         Dec. 31,         June 30,
(in millions)                                                         1995             1995             1994             1994
-----------------------------------------------------------------------------------------------------------------------------
Goodwill                                                              $806             $813             $824             $776
-----------------------------------------------------------------------------------------------------------------------------

The $30 million increase in goodwill at June 30, 1995, compared with June 30, 1994, primarily resulted from acquisitions, partially offset by amortization of $51 million during the last 12 months. Based upon the current level and amortization schedule, the future amortization of goodwill over the next 12 months is expected to be approximately $52 million. The future annual amortization of goodwill for the full years 1996 through 2000 is expected to remain at approximately $52 million.


-----------------------------------------------------------------------------------------------------------------------------
                                                                  JUNE 30,        March 31,         Dec. 31,         June 30,
(in millions)                                                         1995             1995             1994             1994
-----------------------------------------------------------------------------------------------------------------------------
Purchased core deposit intangible                                     $121             $127             $133             $144
Covenants not to compete                                                30               34               38               47
Other identified intangibles                                            40               40               41               43
-----------------------------------------------------------------------------------------------------------------------------
    Total purchased core deposit
      and other identified intangibles                                $191             $201             $212             $234
-----------------------------------------------------------------------------------------------------------------------------

Based upon the current level and amortization schedule, the future annual amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $43 million. The future annual amortization of purchased core deposit and other identified intangibles for the full years 1996 through 2000 is anticipated to be approximately $42 million, $30 million, $26 million, $26 million and $14 million, respectively.


-----------------------------------------------------------------------------------------------------------------------------
                                                                  JUNE 30,        March 31,         Dec. 31,         June 30,
(in millions)                                                         1995             1995             1994             1994
-----------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                             $336             $317             $292             $201
Purchased credit card relationships                                     96               58               60               58
-----------------------------------------------------------------------------------------------------------------------------
    Total mortgage servicing rights and
      purchased credit card relationships                             $432             $375             $352             $259
-----------------------------------------------------------------------------------------------------------------------------

The increase in mortgage servicing rights at June 30, 1995, compared with March 31, 1995, primarily resulted from the ongoing acquisition of mortgage servicing rights. On a pro forma basis including the mortgage servicing rights to be acquired in the Metmor transaction, the Corporation's mortgage servicing rights at June 30, 1995, would have been approximately $515 million. The increase in mortgage servicing rights at June 30, 1995, compared with March 31, 1995, included the effect of adopting Financial Accounting Standard (FAS) No. 122, "Accounting for Mortgage Servicing Rights", which was adopted by the Corporation effective April 1, 1995. The statement requires recognition of mortgage servicing rights as separate assets, whether those rights are purchased or relate to loans originated for sale. Prior to April 1, 1995, only mortgage servicing rights purchased by the Corporation were recognized as assets.

During the quarter, $29 million of servicing rights, which included $1 million from the adoption of FAS No. 122, were capitalized in connection with both loan portfolio purchases and loan originations. The carrying value of mortgage

-----------------------------------------------------------------------------

servicing rights totaled $336 million at June 30, 1995. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $10 million in the second quarter. The estimated fair value of capitalized mortgage servicing rights was $378 million at June 30, 1995.

In March 1995, the Financial Accounting Standards Board released FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS No. 121 established guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for both assets to be held and used as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. This standard becomes effective on January 1, 1996. Adoption of FAS No. 121 is not expected to result in material changes to the Corporation's financial position or results of operations.

LIQUIDITY AND DIVIDENDS
-------------------------------------------------------------------------------

The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's funding needs are evaluated continually and its liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The Corporation also has a three-year $300 million revolving credit agreement and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the Consolidated Statement of Cash Flows, cash and due from banks decreased by $67 million during the first half of 1995 to $2,218 million at June 30, 1995. The decrease reflected $732 million of net cash used in investing activities and $432 million of net cash used by operating activities offset, in part, by $1,089 million of net cash provided by financing activities. Net cash used in investing activities principally reflected a net increase in loan balances. Net cash provided by financing activities primarily reflected increases in short-term borrowings offset, in part, by a decrease in transaction and savings deposits.

Included in noncash charges and credits is the amortization expense of goodwill, core deposit and other identified intangibles that the Corporation has recorded as a result of accounting for business combinations under the purchase method of accounting. Had the Corporation accounted for these transactions under the pooling of interests method of accounting, these intangibles and their related amortization would not have been reported. Net income applicable to common stock, excluding the after-tax impact of the amortization of these intangibles, is shown in the table below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three months                           Six months
                                                                    ended June 30,                        ended June 30,
(in millions)                                                   1995               1994               1995               1994
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                           $162               $143               $322               $284
After-tax impact of amortization of intangibles
  from purchase acquisitions                                      19                 19                 37                 40
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                     $181               $162               $359               $324
-----------------------------------------------------------------------------------------------------------------------------

Contractual maturities of the Corporation's term debt were $26 million in the second quarter of 1995. Contractual maturities of term debt will total $300 million in the second half of 1995 and $120 million, including $100 million of Medium Term Bank Notes at Mellon Bank, N.A., in 1996. On June 19, 1995,

------------------------------------------------------------------------------

the Corporation issued $200 million of debt at a fixed rate of 6.30% maturing in the year 2000. The proceeds from this issuance will be used to fund debt maturing in the second half of 1995. The Corporation also expects to fund its debt maturities with a combination of cash presently on hand, other internal funding sources and, if necessary, with the proceeds from additional public and/or private issuance of securities. At June 30, 1995, the Corporation's senior debt was rated "A2" by Moody's and "A" by Standard and Poor's.

On April 17, 1995, the directors of the Corporation approved an 11% increase in the quarterly cash dividend to $.50 per common share. The increased dividend was paid on May 15, 1995, to shareholders of record on April 28, 1995. This was the third common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 97%.

The Corporation paid $140 million in common dividends in the first half of 1995, compared with $85 million in the prior-year period. In addition, the Corporation paid $20 million in dividends on its outstanding shares of preferred stock in the first half of 1995, compared with $30 million in the first half of 1994. The common stock dividend payout ratio was 45% in the second quarter of 1995, compared with 31% in the second quarter of 1994. Based upon the current common stock dividend rate and current shares outstanding, annualized dividend requirements for the common and preferred stock would be approximately $325 million.

The parent Corporation's principal sources of cash are dividends and interest from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 17 in the Corporation's 1994 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 1995, of up to approximately $490 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 1995, and the date of any such dividend declaration.

The national bank subsidiaries declared dividends to the parent Corporation of $201 million in the first half of 1995, $366 million in the full-year 1994 and $185 million in 1993. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $13 million in the first half of 1995, $122 million in the full-year 1994 and $116 million in 1993. In addition, in the second quarter of 1995 Mellon Bank, N.A. returned $300 million of capital to the parent Corporation.


INTEREST RATE SENSITIVITY ANALYSIS
-------------------------------------------------------------------------------

The Corporation actively manages its interest rate sensitivity position through the use of on- and off-balance-sheet financial instruments, in order to maintain an appropriate balance between the repricing characteristics of its assets and liabilities. Financial instruments that the Corporation uses to manage interest rate sensitivity include securities classified as available for sale, money market assets, interest rate swaps, futures and forwards, and interest rate caps and floors. The interest rate sensitivity table on page 30 shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at June 30, 1995. The data are based upon contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds.

At June 30, 1995, the Corporation had an asset-sensitive interest rate risk position at the one-year repricing period. Generally, an asset-sensitive gap indicates that rising interest rates could positively affect net interest revenue, and falling rates could negatively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice at the same time or to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

-------------------------------------------------------------------------------

The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive in the amount of $5.3 billion, or 13.3% of total assets, at June 30, 1995. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $1.5 billion in this cumulative asset-sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to an asset-sensitive amount of $3.8 billion, or 9.4% of total assets. The Corporation uses off-balance-sheet instruments primarily to convert fixed-rate long-term deposits to variable-rate deposits that generally reprice quarterly. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of approximately $1.5 billion to accomplish this objective. Correspondingly, the Corporation would also have had to acquire a comparable amount of wholesale funds in order to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

The Corporation's principal method of managing interest rate sensitivity is through modeling. In order to measure the effects of interest rate fluctuations on the Corporation's net interest margin, management simulates the potential effects of changing interest rates, incorporating both the current gap position and the expected magnitude of the repricing of specific asset and liability categories. The simulation analysis of the impact of both a 100 basis point and 200 basis point upward or downward movement in interest rates is shown in the following table. This analysis was done assuming earning asset levels at June 30, 1995, remained constant and assumes an unchanged level of loan fees. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the June 30, 1995 levels. The simulated impact of rate changes shown in the following table is compared to the second quarter actual results annualized.

-----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY ANALYSIS
                                                                    Movements in interest rates from June 30, 1995 rates
-----------------------------------------------------------------------------------------------------------------------------
Anticipated impact in the next 12 months                                  Increase                          Decrease
  compared with second quarter 1995                               ------------------------            -----------------------
  actual results annualized:                                      +100bp            +200bp            -100bp           -200bp
                                                                  -----------------------------------------------------------
  Net interest revenue increase/(decrease)                         1.43%              .60%            (.52)%          (1.83)%
  Earnings per share increase/(decrease)                            $.10              $.04            $(.04)           $(.13)
-----------------------------------------------------------------------------------------------------------------------------


The anticipated increase in net interest revenue in the next 12 months, compared with annualized second quarter 1995 actual results, is less favorable under the 200 basis point increase scenario compared with the 100 basis point increase scenario as a result of the impact of interest rate caps on $3.4 billion of adjustable rate mortgage (ARM) loans and $1.5 billion of ARM securities carried by the Corporation. At June 30, 1995, these ARMs have an interest rate cap feature that limits the interest rate increase to 200 basis points and 100 basis points, respectively, every 12 months. Consistent with the Corporation's asset sensitive gap position at June 30, 1995, a decrease in interest rates would cause a corresponding decrease in net interest revenue.

INTEREST RATE SENSITIVITY ANALYSIS (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP AT JUNE 30, 1995
                                                                                 Repricing period
                                             --------------------------------------------------------------------------------
                                                0-30       31-90      91-180      181-365         1-5    Over 5
(dollar amounts in millions)                    days        days        days         days       years     years         Total
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Money market investments                   $   777     $     2      $  46        $    5      $    3   $     -       $   833
  Trading account securities                     267           -           -            -           -         -           267
  Securities                                     420         660         437        1,557         905     1,107         5,086
  Loans                                       11,083       6,270       2,903        1,578       3,650     2,281        27,765
-----------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets          $12,547     $ 6,932      $3,386       $3,140      $4,558   $ 3,388       $33,951
Funds supporting interest-
  earning assets:
  Interest-bearing deposits                  $ 4,414     $ 5,622      $2,707       $1,539      $2,737   $ 3,880       $20,899
  Other borrowed funds                         4,358         379         795            -           -       116         5,648
  Notes and debentures (with original
    maturities over one year)                      -         100         225          120         659       764         1,868
  Noninterest-bearing liabilities                 35         134         219           35           -     5,113         5,536
-----------------------------------------------------------------------------------------------------------------------------
      Total funds supporting
        interest-earning assets              $ 8,807     $ 6,235      $3,946       $1,694      $3,396   $ 9,873       $33,951
-----------------------------------------------------------------------------------------------------------------------------
      Subtotal                               $ 3,740     $   697      $ (560)      $1,446      $1,162   $(6,485)      $     -
-----------------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments                $(3,068)    $(1,288)     $1,187       $1,605      $1,167   $   397       $     -
-----------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                $   672     $  (591)     $  627       $3,051      $2,329   $(6,088)      $     -
-----------------------------------------------------------------------------------------------------------------------------
Cumulative gap                               $   672     $    81      $  708       $3,759      $6,088   $     -       $     -
-----------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets                               1.7%        0.2%        1.8%         9.4%      15.2%
-----------------------------------------------------------------------------------------------------------------------------

Note: Repricing periods for securities, loans, interest-bearing deposits, noninterest-bearing liabilities and off-balance-sheet instruments are based upon contractual maturities, where applicable, as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment, repricing and withdrawal patterns of certain assets and liabilities.

OFF-BALANCE-SHEET RISK

The Corporation offers off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest-and currency-rate risk. Supplying these instruments provides the Corporation with an ongoing source of fee revenue. The Corporation also enters into these transactions to manage its own risks arising from movements in interest and currency rates and as part of its proprietary trading and funding activities. These off-balance-sheet instruments are subject to credit and market risk. Credit risk is limited to the estimated aggregate replacement cost of contracts in a gain position, should counterparties fail to perform under the terms of those contracts and any underlying collateral proves to be of no value. Credit risk is managed by subjecting the counterparties to the Corporation's credit approval and monitoring policies and procedures. Counterparty limits are monitored on an ongoing basis. Credit risk is further mitigated by contractual agreements to net replacement cost gains and losses on multiple transactions with the same counterparty through the use of master netting agreements. The Corporation has master netting agreements on interest rate swaps, interest rate caps and floors, options contracts, futures contracts and forward rate agreements. Market risk arises from changes in the market value of contracts as a result of the fluctuations in interest and currency rates. The Corporation limits its exposure to market risk by entering into generally matching or offsetting positions and by establishing and monitoring limits on unmatched positions. Position limits are

-------------------------------------------------------------------------------

set by the Finance Committee, approved by the board of directors and monitored daily by senior managers. Portfolio outstandings are monitored against such limits on an ongoing basis. The Corporation also manages market risk by adjusting its portfolio of customer and corporate off-balance-sheet instrument dealer positions when necessary.


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

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK AT JUNE 30, 1995
                                                                                                                     Total at
                                                                                                                      June 30,
(notional amounts in millions)               1995         1996        1997         1998         1999        2000+        1995
-----------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
   Notional amount                       $    90       $  260      $  160       $   15       $2,125     $  400       $ 3,050
   Weighted average rate:
     Receive                                5.87%        5.30%       6.36%        5.22%        5.29%      6.32%         5.50%
     Pay                                    6.17%        6.11%       6.15%        6.13%        6.21%      6.45%         6.23%

Receive fixed/pay floating
 indexed amortizing swaps: (b)
   Notional value                        $   582       $2,228      $  642       $   53       $  603     $  230       $ 4,338
   Weighted average rate:
     Receive                                5.70%        5.21%       6.19%        7.19%        7.11%      7.19%         5.81%
     Pay                                    6.17%        6.16%       6.14%        6.19%        6.19%      6.19%         6.16%

Pay fixed/receive floating
 generic swaps: (a)
   Notional amount                       $    1        $   37      $2,128       $    3       $    3     $     10     $ 2,182
   Weighted average rate:
     Receive                                2.86%        4.62%       6.21%        7.22%        7.22%        6.22%       6.19%
     Pay                                    4.80%        7.18%       4.75%        8.41%        8.41%        6.49%       4.80%

Other products (c)                       $    15       $  505      $  100       $    4       $    2     $    103     $   729
-----------------------------------------------------------------------------------------------------------------------------

      Total notional amount              $   688       $3,030      $3,030       $   75       $2,733     $    743     $10,299
-----------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps notional amounts and lives are not based on interest rate indices.

(b) Amortizing swaps' notional amounts and lives change, based on certain interest rate indices. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly.

(c)  Average rates are not meaningful for these products.

The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $10.3 billion at June 30, 1995, a decrease of $635 million, $1,035 million and $2,749 million from March 31, 1995, December 31, 1994 and June 30, 1994, respectively. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities in order to assess its impact on the net interest margin. As discussed on pages 28 and 29, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $5.3 billion, before the utilization of these instruments, to a cumulative one-year asset-sensitive position of $3.8 billion at June 30, 1995.

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments.

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
(notional amounts in millions)                                                                                  June 30, 1995
-----------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                                                 $  7,911
Instruments associated with other liabilities                                                                             670
Instruments associated with loans                                                                                       1,718
-----------------------------------------------------------------------------------------------------------------------------
    Total notional amount                                                                                             $10,299
-----------------------------------------------------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential was interest expense of $3 million in the second quarter and first half of 1995, compared with interest revenue of $37 million and $86 million in the second quarter and first half of 1994. The lower net interest revenue impact in the 1995 periods, compared with the 1994 periods, resulted from the effect of an increase in interest rates. As expected, this impact was offset by higher net interest revenue generated from on-balance-sheet instruments as demonstrated by a net interest margin of 4.69% in the second quarter of 1995 versus 4.63% in the second quarter of 1994. The effect on the Corporation's financial statements of utilizing off-balance-sheet instruments as part of its interest rate risk management, versus using on-balance-sheet assets and liabilities, is a smaller, more efficient balance sheet, reduced wholesale funding requirements and a higher return on assets and net interest margin. Utilization of off-balance-sheet instruments versus on-balance-sheet instruments results in a comparable amount of net interest revenue, net income and return on common shareholders' equity. The Corporation's analysis using current interest rate scenarios indicates that off-balance-sheet instruments will have a negative impact on the net interest margin in the remainder of 1995 before considering the positive effect of on-balance-sheet instruments.

The Corporation periodically issues notes and debentures for general corporate purposes, including the funding of debt maturities. Included in the tables on page 32 and above is a $250 million forward rate agreement carried by the Corporation to lock in the cost of a 10-year debt issuance during the first half of 1996. As a result of this transaction, a deferred gain of $2 million was recorded at June 30, 1995. This gain is included in other liabilities and will be recognized as a reduction of interest expense over the term of the debt, beginning when the debt is issued.

The Corporation did not terminate any interest rate agreements in the first half of 1995. Terminations of interest rate swaps in 1994 resulted in the amortization of less than $1 million of net deferred gains into net interest revenue in the first half of 1995. These gains were amortized over the remaining period of the original hedge, which was less than one year.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at June 30, 1995, was a negative $39 million, compared with a negative $195 million at March 31, 1995. This improvement was consistent with the decrease in long-term interest rates during the second quarter of 1995, which had the corresponding effect of decreasing the fair value of on-balance-sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR OTHER THAN INTEREST RATE RISK MANAGEMENT PURPOSES

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts and option contracts, interest rate swaps and interest rate caps and floors to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. These instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses the instruments previously mentioned, as well as futures and forward contracts, as part of its proprietary trading account activities. In the second quarter and first half of 1995, the Corporation recorded $25 million and $49 million of fee revenue from these activities, compared with $16

-------------------------------------------------------------------------------

million and $36 million in the second quarter and first half of 1994, primarily from foreign exchange contracts entered into on behalf of customers. The notional values of these contracts were $37 billion at June 30, 1995, $40 billion at March 31, 1995 and $29 billion at June 30, 1994, and are included on the "Off-balance-sheet instruments used for other than interest rate risk management purposes" table below. The total credit risk of contracts used for other than interest rate risk management purposes, which is included in "Other assets" in the balance sheet, was $474 million at June 30, 1995.

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

OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST RATE RISK MANAGEMENT PURPOSES
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           June 30,

 (notional amounts in millions)                                                                      1995             1994
-----------------------------------------------------------------------------------------------------------------------------
Interest rate agreements (a):
      Interest rate swaps                                                                             $9,570          $12,501
      Options, caps and floors purchased (b)                                                             474              343
      Futures and forward contracts                                                                      255              204
Foreign currency contracts                                                                                32                -
-----------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counter party has defaulted. Credit risk associated with interest rate agreements was $15 million at June 30, 1995.

(b) At June 30, 1995, there were no options, caps and floors written. Options, caps and floors purchased and written are aggregated for June 30, 1994.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR OTHER THAN INTEREST RATE RISK MANAGEMENT PURPOSES

                                                                                                      June 30,
(notional amounts in millions)                                                                 1995             1994
----------------------------------------------------------------------------------------------------------------------
Foreign currency contracts (a):
      Commitments to purchase                                                                 $12,691           $9,183
      Commitments to sell                                                                      12,833            9,217
Foreign currency and other option contracts written                                               107              584
Foreign currency and other option contracts purchased                                             126              781
Futures and forward contracts                                                                   1,450            1,152
Interest rate agreements (a):
      Interest rate swaps                                                                       3,758            4,345
      Options, caps and floors purchased                                                        3,118            4,132(b)
      Options, caps and floors written                                                          3,177                -(b)
      Forward rate agreements                                                                       -                2
----------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counter party has defaulted. Credit risk associated with foreign currency contracts and interest rate agreements was $430 million and $44 million, respectively at June 30, 1995.

(b) Options, caps and floors purchased and written are aggregated for June 30, 1994.

-----------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                  JUNE 30,    March 31,     Dec. 31,    Sept. 30,    June 30,
(dollar amounts in millions)                                          1995         1995         1994         1994        1994
-----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                   $199         $156         $151         $156        $155
Acquired property, net of the OREO reserve                              77           87           88          104         109
-----------------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets (a)                                    $276         $243         $239         $260        $264
-----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage
 of total loans                                                       .72%         .58%         .56%         .60%        .63%
Total nonperforming assets as a percentage
  of total loans and net acquired property                            .99%         .91%         .89%         .99%       1.06%
-----------------------------------------------------------------------------------------------------------------------------

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

At June 30, 1995, nonperforming assets totaled $276 million, up $33 million compared with March 31, 1995 and $12 million compared with June 30, 1994, as a result of a higher level of nonperforming loans. Total nonperforming loans increased $43 million from March 31, 1995, and $44 million compared with June 30, 1994. The increase resulted primarily from the addition of a commercial loan to an engineering/construction company. Total acquired property decreased $10 million and $32 million, respectively, compared with March 31, 1995 and June 30, 1994. These reductions resulted primarily from asset sales.

On January 1, 1995, the Corporation adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." See note 2 in the Notes to Financial Statements for a further discussion of FAS Nos. 114 and
118. A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At June 30, 1995, the Corporation's impaired loans totaled $199 million, which was equal to the nonperforming loans total. Included in these impaired loans were $87 million which has a related impairment reserve of $15 million and $112 million that does not have a related reserve as a result of interest payments applied to reduce principal or credit losses previously taken on these loans. Average impaired loans during the second quarter and first half of 1995 were $170 million and $166 million, respectively. During the quarter, the Corporation recognized $4 million of interest income on impaired loans, all of which was recognized using the cash basis method of income recognition.

Acquired property consists of OREO and other assets acquired in connection with loan settlements. Acquired property totaled $77 million at June 30, 1995, compared with $87 million at March 31, 1995, and $109 million at June 30, 1994. The decrease from June 30, 1994, primarily resulted from sales, partially offset by new transfers to OREO.

NONPERFORMING ASSETS (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------
NONPERFORMING AND PAST-DUE ASSETS (a)                           JUNE 30,    March 31,     Dec. 31,    Sept. 30,    June 30,
(dollar amounts in millions)                                        1995         1995         1994         1994        1994
---------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                         $  92        $  55        $  61        $  62       $  43
  Commercial real estate                                              39           34           25           29          32
  Consumer credit:
     Consumer mortgage                                                59           58           56           51          61
     Other consumer credit                                             2            2            -            1           2
---------------------------------------------------------------------------------------------------------------------------
        Total domestic nonaccrual loans                              192          149          142          143         138
International nonaccrual loans                                         -            -            1            1           6
---------------------------------------------------------------------------------------------------------------------------
        Total nonaccrual loans                                       192          149          143          144         144
---------------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                             4            4            5            9           8
  Commercial real estate                                               3            3            3            3           3
---------------------------------------------------------------------------------------------------------------------------
        Total domestic restructured loans                              7            7            8           12          11
---------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans:
  Domestic                                                           199          156          150          155         149
  International                                                        -            -            1            1           6
---------------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans (b)                                199          156          151          156         155
---------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                                98          112          116          133         139
  Reserve for real estate acquired                                   (21)         (26)         (29)         (30)        (31)
----------------------------------------------------------------------------------------------------------------------------
      Net real estate acquired                                        77           86           87          103         108
  Other assets acquired                                                -            1            1            1           1
---------------------------------------------------------------------------------------------------------------------------
      Total acquired property                                         77           87           88          104         109
---------------------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                                    $276         $243         $239         $260        $264
---------------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of respective
  loan portfolio segments:
    Domestic commercial and financial loans and leases                 .87%         .55%         .60%        .67%       .51%
    Domestic commercial real estate loans                             2.80         2.31         1.73        1.98       2.15
    Domestic consumer mortgage loans                                   .66          .67          .64         .61        .75
    Total loans                                                        .72          .58          .56         .60        .63
Nonperforming assets as a percentage of
  total loans and net acquired property                                .99          .91          .89         .99       1.06
---------------------------------------------------------------------------------------------------------------------------

Loans 90 days or more past due:
    Consumer:
      Mortgages                                                    $  32        $  32        $  27        $  19       $  23
        Ratio (c)                                                    .36%         .37%         .31%         .24%        .24%
      Credit card                                                     54           44           32           19          16
        Ratio (c)                                                   1.96%        1.82%        1.35%         .93%        .94%
      Other consumer                                                  33           31           37           42          36
        Ratio (c)                                                   1.25%        1.23%        1.50%        1.73%       1.54%
----------------------------------------------------------------------------------------------------------------------------
          Total Consumer                                            $119         $107        $  96        $  80       $  75
            Ratio (c)                                                .82%         .78%         .71%         .63%        .59%
    Commercial                                                         6            9           10           45          43
---------------------------------------------------------------------------------------------------------------------------
      Total past-due loans                                          $125         $116         $106         $125        $118
---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes $113 million, $69 million, $58 million, $60 million and $47 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

(c) 90 days past due as a percentage of respective period-end loan portfolios.

NONPERFORMING ASSETS (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED JUNE 30 (a)
                                                           Domestic
                                          ---------------------------------------                               Total
                                           Commercial     Commercial     Consumer                          ----------------
(in millions)                             & Financial    Real Estate       Credit    International         1995        1994
---------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period        $59            $37          $60               $-         $156        $196
  Additions                                        55             10           10                -           75          26
  Payments (b)                                     (9)            (2)          (2)              -           (13)        (32)
  Return to accrual status                         (7)            -            (2)              -            (9)        (23)
  Credit losses                                    (2)            (3)          (2)              -            (7)         (9)
  Transfers to acquired property                    -              -           (3)              -            (3)         (3)
----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30                    $96            $42          $61               $-         $199        $155
---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.


---------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE SIX MONTHS ENDED JUNE 30 (a)
                                                           Domestic
                                          ---------------------------------------                               Total
                                           Commercial     Commercial     Consumer                          ----------------
(in millions)                             & Financial    Real Estate       Credit    International         1995        1994
---------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period       $ 66            $28          $56            $ 1           $151        $202
  Additions                                        84             22           24              -            130          86
  Payments (b)                                    (42)            (2)          (5)            (1)           (50)        (49)
  Return to accrual status                         (7)            -            (5)            -             (12)        (52)
  Credit losses                                    (4)            (6)          (4)            -             (14)        (27)
  Transfers to acquired property                   (1)            -            (5)            -              (6)         (5)
----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30                   $ 96            $42          $61            $ -           $199        $155
---------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.


----------------------------------------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA (a)                                                                         June 30,
(dollar amounts in millions)                                                                            1995             1994
-----------------------------------------------------------------------------------------------------------------------------
Book balance                                                                                            $199             $155
Contractual balance of nonperforming loans                                                               260              271
Book balance as a percentage of
  contractual balance                                                                                     77%              57%
Interest receipts applied to reduce principal
  Second quarter                                                                                        $  1             $  2
  Year-to-date                                                                                             3                5
Interest receipts recognized in interest revenue
  Second quarter                                                                                           4                3
  Year-to-date                                                                                             6                5
-----------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

NONPERFORMING ASSETS (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                          Three months ended                 Six months ended
                                                                           June 30,                          June 30,
(in millions)                                                       1995             1994             1995             1994
---------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                $ 86             $117             $ 87             $138
Foreclosures                                                           4                3               10                6
Sales                                                                (15)             (13)             (22)             (31)
Write-downs, credit losses, OREO
  provision and other                                                  2                1                2               (5)
----------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                        77              108               77              108
Other acquired assets                                                  -                1                -                1
---------------------------------------------------------------------------------------------------------------------------
Total acquired property at end of period, net of the
  OREO reserve (a)                                                  $ 77             $109             $ 77             $109
---------------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------------
RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                      Three months ended                 Six months ended
                                                                            June 30,                          June 30,
(in millions)                                                       1995             1994             1995             1994
---------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $26              $35              $29              $37
Write-downs on real estate acquired                                   (2)              (4)              (2)              (6)
Provision                                                             (3)              -                (6)              -
---------------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $21              $31              $21              $31
---------------------------------------------------------------------------------------------------------------------------


SEGREGATED ASSETS
-------------------------------------------------------------------------------

Segregated assets represent commercial real estate and other commercial loans acquired in the December 1992 Meritor retail office acquisition that are on nonaccrual status or are foreclosed properties. As a result of a loss sharing arrangement with the FDIC, any of the performing commercial loans or performing commercial real estate loans acquired in the Meritor acquisition that become nonaccrual before December 1997 will be reclassified to segregated assets. These delinquent assets are reported in Other assets in the balance sheet, net of reserve. The reserve for segregated assets is not included in the reserve for credit losses. At June 30, 1995, segregated assets totaled $61 million, or $57 million net of a $4 million reserve, compared with $151 million, or $147 million net of a $4 million reserve, at June 30, 1994. The Corporation recorded net recoveries, on segregated assets, of $2 million in the first half of 1995 and $6 million of net credit losses in the first half of 1994, before FDIC loss sharing. Additional information regarding segregated assets is presented in note 8 in the Corporation's 1994 Annual Report on Form 10-K.

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         Dec. 31,         June 30,
               (dollar amounts in millions)                                          1995             1994             1994
---------------------------------------------------------------------------------------------------------------------------
Assets         Cash and due from banks                                           $  2,218         $  2,285         $  1,710
               Interest-bearing deposits with banks                                   540              429              750
               Federal funds sold and securities under resale agreements              257              383              378
               Other money market investments                                          36               48              149
               Trading account securities                                             267               71              365
               Securities available for sale                                        1,953            1,881            3,120
               Investment securities (approximate fair value
                 of $3,136, $3,033 and $3,210)                                      3,133            3,244            3,342
               Loans, net of unearned discount of $58, $62 and $70                 27,765           26,733           24,731
               Reserve for credit losses                                             (583)            (607)            (609)
               Customers' acceptance liability                                        236              234              138
               Premises and equipment                                                 554              558              524
               Acquired property, net of reserves of $21, $29 and $31                  77               88              109
               Goodwill and other intangibles                                         997            1,036            1,010
               Mortgage servicing rights and purchased
                 credit card relationships                                            432              352              259
               Other assets                                                         2,134            1,909            1,932
               ------------------------------------------------------------------------------------------------------------
                     Total assets                                                 $40,016          $38,644          $37,908
               ------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Liabilities    Noninterest-bearing deposits in domestic offices                  $  5,908         $  5,979         $  5,772
               Interest-bearing deposits in domestic offices                       17,651           18,121           18,569
               Interest-bearing deposits in foreign offices                         3,248            3,470            1,867
               ------------------------------------------------------------------------------------------------------------
                     Total deposits                                                26,807           27,570           26,208
               Federal funds purchased and securities under
                 repurchase agreements                                              2,985            2,023            1,631
               Term federal funds purchased                                           411              333              200
               U.S. Treasury tax and loan demand notes                                802              567            1,607
               Commercial paper                                                       128              178              119
               Other funds borrowed                                                 1,322              371              394
               Acceptances outstanding                                                236              234              138
               Other liabilities                                                    1,379            1,678            1,382
               Notes and debentures (with original maturities over one year)        1,868            1,568            1,921
               ------------------------------------------------------------------------------------------------------------
                     Total liabilities                                             35,938           34,522           33,600
---------------------------------------------------------------------------------------------------------------------------
Shareholders'  Preferred stock                                                        435              435              592
equity         Common shareholders' equity:
                 Common stock - $.50 par value
                   Authorized - 200,000,000 shares
                   Issued - 147,165,480 (a); 147,165,480 (a); and 103,508,752 shares   74               74               52
               Additional paid-in capital                                           1,843            1,851            2,045
               Retained earnings                                                    1,950            1,780            1,821
               Warrants                                                                 -               37               37
               Net unrealized loss on assets
                 available for sale (net of taxes)                                    (21)             (55)             (43)
               Treasury stock of  4,812,259 (a); - ; and 7,501,068 shares, at cost   (203)              -              (196)
               -------------------------------------------------------------------------------------------------------------
                     Total common shareholders' equity                              3,643            3,687            3,716
               ------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                                     4,078            4,122            4,308
               ------------------------------------------------------------------------------------------------------------
                     Total liabilities and shareholders' equity                   $40,016          $38,644          $37,908
               ------------------------------------------------------------------------------------------------------------

               (a) Reflects the three-for-two common stock split distributed on
                   November 15, 1994.

               See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Six months ended
                                                                                                -----------------------------
                                                                                                  JUNE 30,           June 30,
(in millions, except per share amounts)                                                               1995               1994
-----------------------------------------------------------------------------------------------------------------------------
Interest revenue   Interest and fees on loans (loan fees of $35, $47, $19, $16, $22, $18 and $17)   $1,192            $   880
                   Interest-bearing deposits with banks                                                 15                 18
                   Federal funds sold and securities under resale agreements                            19                 14
                   Other money market investments                                                        1                  3
                   Trading account securities                                                            9                 13
                   Securities                                                                          155                133
                   ----------------------------------------------------------------------------------------------------------
                       Total interest revenue                                                        1,391              1,061
-----------------------------------------------------------------------------------------------------------------------------
Interest expense   Deposits in domestic offices                                                        322                192
                   Deposits in foreign offices                                                         103                 26
                   Federal funds purchased and securities under repurchase agreements                   62                 23
                   Other short-term borrowings                                                          73                 33
                   Notes and debentures                                                                 57                 56
                   ----------------------------------------------------------------------------------------------------------
                       Total interest expense                                                          617                330
-----------------------------------------------------------------------------------------------------------------------------
Net interest           Net interest revenue                                                            774                731
revenue            Provision for credit losses                                                          40                 40
                   ----------------------------------------------------------------------------------------------------------
                       Net interest revenue after provision for losses                                 734                691
-----------------------------------------------------------------------------------------------------------------------------
Noninterest        Trust and investment management fees                                                444                497
revenue            Cash management and deposit transaction charges                                      95                 99
                   Mortgage servicing fees                                                              50                 33
                   Foreign currency and securities trading                                              49                 33
                   Credit card fees                                                                     41                 32
                   Other income                                                                        125                154
                   ----------------------------------------------------------------------------------------------------------
                       Total fee revenue                                                               804                848
                   Gains (losses) on sale of securities                                                  -                 10
                   ----------------------------------------------------------------------------------------------------------
                       Total noninterest revenue                                                       804                858
-----------------------------------------------------------------------------------------------------------------------------
Operating          Staff expense                                                                       469                482
expense            Net occupancy expense                                                                99                102
                   Professional, legal and other purchased services                                     88                 97
                   Equipment expense                                                                    68                 67
                   Amortization of goodwill and other intangible assets                                 48                 50
                   FDIC assessment and regulatory examination fees                                      30                 32
                   Amortization of mortgage servicing rights and purchased
                       credit card relationships                                                        26                 22
                   Other expense                                                                       179                197
                   Net revenue from acquired property                                                  (12)               (11)
                   Securities lending charge                                                             -                  -
                   Merger expense                                                                        -                  -
                   ----------------------------------------------------------------------------------------------------------
                       Total operating expense                                                         995              1,038
-----------------------------------------------------------------------------------------------------------------------------
Income                 Income before income taxes                                                      543                511
                   Provision for income taxes                                                          201                197
                   ----------------------------------------------------------------------------------------------------------
                       Net income                                                                      342                314
                   Dividends on preferred stock                                                         20                 30
                   ----------------------------------------------------------------------------------------------------------
                       Net income applicable to common stock                                       $   322            $   284
                   ----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Per common share   Primary net income                                                              $  2.17            $  1.93
                   Fully diluted net income                                                        $  2.16            $  1.93
                   ----------------------------------------------------------------------------------------------------------

                   See accompanying Notes to Financial Statements.


-----------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended
---------------------------------------------------------------------------------------------------------------------------
     JUNE 30,                  March 31,                    Dec. 31,                   Sept. 30,                   June 30,
         1995                       1995                        1994                        1994                       1994
---------------------------------------------------------------------------------------------------------------------------
        $ 609                      $ 583                        $555                        $491                       $444
            8                          7                           8                           8                          9
            8                         11                           9                           7                          7
            1                          -                           2                           1                          1
            3                          6                           5                           6                          6
           77                         78                          77                          80                         72
---------------------------------------------------------------------------------------------------------------------------
          706                        685                         656                         593                        539
---------------------------------------------------------------------------------------------------------------------------
          169                        153                         135                         120                        100
           51                         52                          41                          25                         17
           33                         29                          30                          23                         13
           39                         34                          22                          22                         17
           29                         28                          27                          27                         28
---------------------------------------------------------------------------------------------------------------------------
          321                        296                         255                         217                        175
---------------------------------------------------------------------------------------------------------------------------
          385                        389                         401                         376                        364
           20                         20                          15                          15                         20
---------------------------------------------------------------------------------------------------------------------------
          365                        369                         386                         361                        344
---------------------------------------------------------------------------------------------------------------------------
          225                        219                         224                         232                        242
           48                         47                          49                          49                         48
           25                         25                          24                          21                         17
           25                         24                          22                          21                         14
           22                         19                          21                          19                         18
           60                         65                          65                          57                         73
---------------------------------------------------------------------------------------------------------------------------
          405                        399                         405                         399                        412

            1                         (1)                         -                          (15)                        8
---------------------------------------------------------------------------------------------------------------------------
          406                        398                         405                         384                        420
---------------------------------------------------------------------------------------------------------------------------
          229                        240                         237                         237                        237
           48                         51                          54                          50                         52
           50                         38                          62                          51                         51
           34                         34                          35                          30                         30
           24                         24                          25                          23                         23
           15                         15                          16                          15                         16

           13                         13                           9                           9                         10
           95                         84                          85                          88                         92
           (8)                        (4)                         (5)                        (12)                        (3)
            -                          -                         223                           -                          -
            -                          -                           -                         104                          -
---------------------------------------------------------------------------------------------------------------------------
          500                        495                         741                         595                        508
---------------------------------------------------------------------------------------------------------------------------
          271                        272                          50                         150                        256
           99                        102                           9                          72                         98
----------------------------------------------------------------------------------------------------------------------------
          172                        170                          41                          78                        158
           10                         10                          30                          15                         15
---------------------------------------------------------------------------------------------------------------------------
        $ 162                      $ 160                       $  11                       $  63                       $143
---------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
        $1.09                      $1.08                       $ .07                       $ .42                      $ .97
        $1.09                      $1.07                       $ .07                       $ .42                      $ .97
---------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                        Six months ended
                                                                                                            June 30,
                         (in millions)                                                                1995             1994
---------------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                               $    342         $    314
operating activities     Adjustments to reconcile net income to net
                          cash provided by (used in) operating activities:
                            Amortization of goodwill and other intangible assets                        48               50
                            Amortization of mortgage servicing rights and
                              purchased credit card relationships                                       26               22
                            Depreciation and other amortization                                         53               47
                            Deferred income tax expense                                                 79               42
                            Provision for credit losses                                                 40               40
                            Provision for real estate acquired and other losses                         (4)               -
                            Net gains on dispositions of acquired property                              (5)             (12)
                            Net increase in accrued interest receivable                                (35)             (18)
                            Net increase in trading account securities                                (196)            (244)
                            Net increase in accrued interest payable,
                              net of amounts prepaid                                                    33               16
                            Net (increase) decrease in residential mortgages held for sale            (388)             227
                            Net decrease in other operating activities                                (425)            (105)
                            ------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) operating activities                   (432)             379
---------------------------------------------------------------------------------------------------------------------------
Cash flows from          Net (increase) decrease in term deposits and other money market
investing activities       investments                                                                 (99)             293
                         Net decrease in federal funds sold and
                           securities under resale agreements                                          126              196
                         Funds invested in securities available for sale                            (2,863)          (5,972)
                         Proceeds from sales of securities available for sale                        1,484              852
                         Proceeds from maturities of securities available for sale                   1,356            5,093
                         Funds invested in investment securities                                       (16)          (1,424)
                         Proceeds from maturities of investment securities                             124              320
                         Net increase in credit card loans                                            (219)            (151)
                         Net principal disbursed on loans to customers                                (523)            (320)
                         Loan portfolio purchases                                                     (277)            (136)
                         Proceeds from the sale of loan portfolios                                     251               78
                         Purchases of premises and equipment                                           (39)             (59)
                         Proceeds from sales of premises and equipment                                   2                1
                         Proceeds from sales of acquired property                                       28               45
                         Net (increase) decrease in other investing activities                         (67)              39
                         --------------------------------------------------------------------------------------------------
                                Net cash used in investing activities                                 (732)          (1,145)
----------------------------------------------------------------------------------------------------------------------------





                                  (continued)

Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six months ended
                                                                                                             June 30,
                         (in millions)                                                                1995             1994
---------------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in transaction and savings deposits                             (672)            (941)
financing activities     Net decrease in customer term deposits                                        (91)            (415)
                         Net increase in federal funds purchased and
                           securities under repurchase agreements                                      962              653
                         Net increase in U.S. Treasury tax and loan demand notes                       235              896
                         Net increase in short-term bank notes                                         761                -
                         Net increase in term federal funds purchased                                   78              192
                         Net decrease in commercial paper                                              (50)             (15)
                         Repurchase and repayments of longer-term debt                                 (28)             (70)
                         Net proceeds from issuance of longer-term debt                                327                -
                         Series H preferred stock redemption                                          (155)               -
                         Proceeds from issuance of common stock                                         31               10
                         Dividends paid on common and preferred stock                                 (178)            (115)
                         Repurchase of common stock and warrants related to the
                           1993 TBC acquisition                                                       (213)               -
                         Repurchase of common stock for employee benefit purposes                     (106)               -
                         Net increase in other financing activities                                    188              102
                         --------------------------------------------------------------------------------------------------
                                Net cash provided by financing activities                            1,089              297
                         Effect of foreign currency exchange rates                                       8                8
---------------------------------------------------------------------------------------------------------------------------
Change in cash and       Net decrease in cash and due from banks                                       (67)            (461)
due from banks           Cash and due from banks at beginning of period                              2,285            2,171
                         --------------------------------------------------------------------------------------------------
                         Cash and due from banks at end of period                                   $2,218           $1,710
                         --------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Supplemental             Interest paid                                                              $  584           $  314
disclosures              Net income taxes paid                                                          72              170
---------------------------------------------------------------------------------------------------------------------------

                         See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'  EQUITY


Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six months ended
                                                                                                             June 30,
                         (dollar amounts in millions, except per share amounts)                       1995             1994
---------------------------------------------------------------------------------------------------------------------------
Shareholders'  equity     Balance at beginning of period                                             $4,122          $4,138
                         Net income                                                                     342             314
                         Dividends on preferred stock:
                            Series I                                                                     (7)             (7)
                            Series J                                                                     (4)             (4)
                            Series K                                                                     (9)             (8)
                            Series D                                                                      -              (3)
                            Series H                                                                      -              (8)
                         Dividends on common stock at $.95 per share in 1995 and
                           $.7466 per share in 1994                                                    (140)            (85)
                         Repurchase of common stock for employee benefit purposes                      (106)              -
                         Repurchase of warrants                                                         (54)              -
                         Repurchase of common stock - related to the 1993 TBC acquisition              (159)              -
                         Common stock issued under dividend reinvestment and
                           common stock purchase plan                                                     7               6
                         Exercise of stock options                                                       37               4
                         Unrealized gain (loss), net of tax, on assets classified as
                           available for sale                                                            34             (43)
                         Other                                                                           15               4
                         --------------------------------------------------------------------------------------------------
                         Balance at end of period                                                    $4,078          $4,308
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


Note 2 --   Adoption of Financial Accounting Standards

On January 1, 1995, the Corporation adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired when it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Under FAS No. 114, impaired loans subject to the statement are required to be measured based upon the present value of expected future cash flows discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on the adequacy of the reserve for credit losses. FAS No. 118 permits existing income recognition practices to continue.

At June 30, 1995, all of the Corporation's nonperforming loans were considered to be impaired loans and totaled $199 million. Included in these impaired loans were $87 million which has a related impairment reserve of $15 million and $112 million that does not have a related reserve as a result of interest payments applied to reduce principal or credit losses previously taken on these loans. Average impaired loans during the second quarter and first half of 1995 were $170 million and $166 million, respectively. During the quarter, the Corporation recognized $4 million of interest income on impaired loans, all of which was recognized using the cash basis method of income recognition.

The Corporation also adopted FAS No. 122, "Accounting for Mortgage Servicing Rights", effective April 1, 1995. FAS No. 122 amends FAS No. 65 to require the recognition as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. This statement eliminates the previously existing accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations.
FAS No. 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights.

During the quarter, $29 million of servicing rights, including $1 million related to the adoption of FAS No. 122, were capitalized in connection with both loan portfolio purchases and loan originations. The carrying value of mortgage servicing rights totaled $336 million at June 30, 1995. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $10 million in the second quarter.

The estimated fair value of capitalized mortgage servicing rights was $378 million at June 30, 1995. Quoted market prices are used, when available, as the basis of measuring the fair value of servicing rights. When quoted market prices are not available, fair values are based upon the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

The carrying amount of the servicing rights is measured for impairment each quarter. For servicing rights acquired before April 1, 1995, the servicing portfolio is first stratified by loan type and then by interest rates within the loan type for measuring impairment. If the carrying value of an individual stratum exceeds its fair value, a valuation allowance would be established. Servicing rights acquired before April 1, 1995, are evaluated for possible impairment using fair market values in the aggregate. No valuation allowances existed at June 30, 1995, as the carrying values of the various stratifications were less than or equal to fair value.


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

In accordance with the pooling of interests method of accounting, the Corporation's financial statements have been restated for all periods presented to include the results of Dreyfus. Operating results for the Corporation and Dreyfus for the three months ended June 30, 1994, and six months ended June 30, 1994, prior to restatement, are presented in the table below.


--------------------------------------------------------------------------------------------------
                                                         Three months ended       Six months ended
(in millions)                                                 June 30, 1994          June 30, 1994
--------------------------------------------------------------------------------------------------
The Corporation
    Total revenue                                                     $693                  $1,398
    Net income                                                         134                     265
    Net income applicable to common stock                              119                     235
--------------------------------------------------------------------------------------------------
Dreyfus
    Total revenue                                                     $ 91                  $  191
    Net income                                                          24                      49
    Net income applicable to common stock                               24                      49
--------------------------------------------------------------------------------------------------
Combined
    Total revenue                                                     $784                  $1,589
    Net income                                                         158                     314
    Net income applicable to common stock                              143                     284
--------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Note 4 --   Foreign currency and securities trading revenue

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


---------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY AND SECURITIES TRADING REVENUE                             Three months ended             Six months ended
                                                                                  June 30,                     June 30,

(in millions)                                                                  1995       1994               1995      1994
---------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                      $24        $15                $48       $34
Debt instruments                                                                  -         (2)                 -        (3)
Interest rate contracts                                                           -          -                  -         1
Futures contracts                                                                 1          1                  1         1
---------------------------------------------------------------------------------------------------------------------------
    Total foreign currency and securities trading revenue                       $25        $14                $49       $33
---------------------------------------------------------------------------------------------------------------------------


Note 5 --  Securities

SECURITIES AVAILABLE FOR SALE
--------------------------------------------------------------------------------------------------------------------------
                                             JUNE 30, 1995                                           June 30, 1994
                                   -------------------------------------------       -------------------------------------
                                    AMORTIZED     GROSS   UNREALIZED     FAIR        Amortized     Gross unrealized   Fair
(in millions)                            COST     GAINS      LOSSES     VALUE             cost     Gains     Losses  value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                          $  237        $-        $ -    $  237           $  824         $-     $10   $  814
U.S. agency mortgage-backed               516         1         12       505              542          1      31      512
Other U.S. agency                       1,128         -          1     1,127            1,560          1       -    1,561
-------------------------------------------------------------------------------------------------------------------------
    Total U.S. Treasury
      and agency securities             1,881         1         13     1,869            2,926          2      41    2,887
Obligations of states and
  political subdivisions                    1         -          -         1                1          -       -        1
Other mortgage-backed                       8         -          -         8               14          -       -       14
Other securities                           71         5          1        75              222          6      10      218
-------------------------------------------------------------------------------------------------------------------------
    Total securities available
      for sale                         $1,961        $6        $14    $1,953           $3,163         $8     $51   $3,120
-------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains in the first half of 1995 and 1994 were $1 million and $13 million, respectively. Gross realized losses were $1 million and $3 million in the first half of 1995 and 1994, respectively. Proceeds from the sale of securities available for sale totaled $1.484 billion and $852 million in the first half of 1995 and 1994, respectively.

--------------------------------------------------------------------------------
Note 5 --  Securities (continued)

INVESTMENT SECURITIES

                                             JUNE 30, 1995                                      June 30, 1994
                                   ------------------------------------------     ----------------------------------------
                                    AMORTIZED     GROSS UNREALIZED      FAIR      Amortized   Gross   Unrealized      Fair
(in millions)                            COST     GAINS     LOSSES     VALUE           cost   Gains       Losses     value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                        $     29      $  1       $  -    $   30         $   23      $-         $  1    $   22
U.S. agency mortgage-backed             2,920        22         22     2,920          3,065       2          134     2,933
Other U.S. agency                           -         -          -         -              3       -            -         3
--------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
   and agency securities                2,949        23         22     2,950          3,091       2          135     2,958
Obligations of states and
  political subdivisions                   56         1          -        57            107       1            -       108
Other mortgage-backed                      45         1          1        45             56       -            1        55
Other investment securities                83         1          -        84             88       1            -        89
--------------------------------------------------------------------------------------------------------------------------
  Total investment securities          $3,133       $26        $23    $3,136         $3,342      $4         $136    $3,210
--------------------------------------------------------------------------------------------------------------------------


Note 6 --    Other assets

-----------------------------------------------------------------------------------------------------------------------------
                                                                  JUNE 30,                  Dec. 31,                 June 30,
(in millions)                                                         1995                      1994                     1994
-----------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                          $   265                   $   252                  $   244
  Other                                                                 60                        42                       80
Interest receivable                                                    234                       199                      174
Accounts receivable                                                    206                       218                      201
Receivables related to
  off-balance-sheet instruments                                        479                       257                      249
Other                                                                  890                       941                      984
-----------------------------------------------------------------------------------------------------------------------------
    Total Other assets                                              $2,134                    $1,909                   $1,932
-----------------------------------------------------------------------------------------------------------------------------


Note 7 --    Preferred stock

The following table summarizes the Corporation's preferred stock outstanding.
Each series of preferred stock has a par value of $1.00 per share.   A detailed
description of the Corporation's outstanding preferred stock is provided in note 11 in the Corporation's 1994 Annual Report on Form 10-K.

-----------------------------------------------------------------------------------------------------------------------------
                                            Liquidation                                                Balances at
                                                                                          -----------------------------------
(dollar amounts in millions,                 preference         Shares         Shares       JUNE 30,     Dec. 31,    June 30,
 except per share amounts)                    per share     authorized         issued           1995         1994        1994
-----------------------------------------------------------------------------------------------------------------------------
9.60% preferred stock (Series I)                 $25.00      6,000,000      6,000,000           $145         $145        $145
8.50% preferred stock (Series J)                  25.00      4,000,000      4,000,000             97           97          97
8.20% preferred stock (Series K)                  25.00      8,000,000      8,000,000            193          193         193
Junior convertible preferred
 stock (Series D)                                  1.00              -              -              -            -           2
10.40% preferred stock (Series H)                 25.00              -              -              -            -         155
                                                                                                ----         ----        ----
    Total preferred stock                                                                       $435         $435        $592
                                                                                                ====         ====        ====

-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Note 8 --    Supplemental information to the Consolidated Statement of
Cash Flows

Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.


----------------------------------------------------------------------------------------------------------------------------
                                                                                                            Six months ended
                                                                                                                June 30,
(in millions)                                                                                          1995             1994
----------------------------------------------------------------------------------------------------------------------------
Transfers to real estate acquired                                                                        $10               $6
Net transfers to segregated assets                                                                        12                -
-----------------------------------------------------------------------------------------------------------------------------


Note 9 --    Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

--------------------------------------------------------------------------------
Note 10 --   Computation of primary and fully diluted net income per common share


-----------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                 Six months ended
(dollar amounts in millions, except per                                       June 30,                        June 30,
 share amounts; common shares in thousands)                           1995             1994             1995             1994
-----------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                         $    162         $    144         $    322         $    286
-----------------------------------------------------------------------------------------------------------------------------

Stock and stock equivalents (average shares):
  Common shares outstanding                                        145,465          143,860          146,185          143,727
  Common shares issuable upon conversion
   of Series D preferred stock                                           -            2,552                -            2,552
  Other common stock equivalents, net of shares assumed
    to be repurchased under the treasury stock method:
    Stock options                                                    1,929            2,093            1,672            2,023
    Warrants (d)                                                       661              599              541              515
    Series D preferred stock subscription rights                         -                1                -                1
-----------------------------------------------------------------------------------------------------------------------------
         Total stock and stock equivalents (e)                     148,055          149,105          148,398          148,818
-----------------------------------------------------------------------------------------------------------------------------

Primary net income per common share (c)                           $   1.09         $    .97         $   2.17         $   1.93
-----------------------------------------------------------------------------------------------------------------------------

FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)(b)                      $    162         $    144         $    322         $    286
-----------------------------------------------------------------------------------------------------------------------------

Stock, stock equivalents and potentially
  dilutive items (average shares):
  Common shares outstanding                                        145,465          143,860          146,185          143,727
  Common shares issuable upon conversion of
   Series D preferred stock                                              -            2,552                -            2,552
  Other common stock equivalents, net of shares assumed
    to be repurchased under the treasury stock method                2,697            2,714            2,972            2,585
  7 1/4% Convertible Subordinated Capital Notes                        129              134              131              134
-----------------------------------------------------------------------------------------------------------------------------
         Total stock, stock equivalents
           and other dilutive items                                148,291          149,260          149,288          148,998
-----------------------------------------------------------------------------------------------------------------------------

Fully diluted net income per common share (c)                     $   1.09         $    .97         $   2.16         $   1.93
-----------------------------------------------------------------------------------------------------------------------------

(a) After adding back Series D preferred stock dividends of $1 million in the second quarter of 1994 and $2 million in the first half of 1994.

(b) The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

(c)   Calculated based on unrounded numbers.

(d)   The warrants were repurchased in June 1995.

(e) Common stock and stock equivalents will be reduced to approximately 143.7 million shares and 146.7 million shares in the third quarter and first nine months of 1995 respectively, as a result of the common stock and warrants repurchased in June 1995.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                Six months ended
                                                                               --------------------------------------------------
                                                                                  JUNE 30, 1995                 June 30, 1994
                                                                              AVERAGE      AVERAGE          Average        Average
                 (dollar amounts in millions)                                 BALANCE    YIELDS/RATES       balance    yields/rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets           Interest-earning assets:
                   Interest-bearing deposits with banks                     $     491          6.30%     $  963          3.87%
                   Federal funds sold and securities under
                     resale agreements                                            667          5.77         811          3.31
                   Other money market investments                                  39          5.73         205          3.58
                   Trading account securities                                     268          7.20         444          5.82
                   Securities:
                     U.S. Treasury and agency securities (a)                    4,535          6.54       4,534          5.47
                     Obligations of states and political
                       subdivisions (a)                                            67          7.62         117          7.22
                     Other (a)                                                    210          5.90         421          3.87
                   Loans, net of unearned discount (a)                         26,922          8.96      24,442          7.30
                                                                             --------                  --------
                       Total interest-earning assets                           33,199          8.51%     31,937          6.75%
                 Cash and due from banks                                        2,128                     2,467
                 Customers' acceptance liability                                  194                       134
                 Premises and equipment                                           555                       525
                 Net acquired property                                             85                       123
                 Other assets (a)                                               3,622                     3,238
                 Reserve for credit losses                                       (606)                     (609)
                 ---------------------------------------------------------------------------------------------------------------
                       Total assets                                           $39,177                   $37,815
--------------------------------------------------------------------------------------------------------------------------------
Liabilities      Interest-bearing liabilities:
and                Deposits in domestic offices:
shareholders'        Demand (b)                                              $  1,960          2.04%   $  2,158          (.71)%
equity               Money market and other savings accounts                    8,654          3.04       9,735          1.70
                     Retail savings certificates                                6,817          4.95       6,632          3.33
                     Other time deposits                                          201          4.17         327          5.07
                   Deposits in foreign offices                                  3,534          5.88       1,427          3.78
                                                                            ---------                 ---------
                       Total interest-bearing deposits                         21,166          4.05      20,279          2.17
                   Federal funds purchased and securities under
                     repurchase agreements                                      2,103          5.96       1,350          3.44
                   U.S. Treasury tax and loan demand notes                        504          5.70         642          3.39
                   Commercial paper                                               259          5.96         124          3.60
                   Other funds borrowed                                         1,500          6.92         548          7.21
                   Notes and debentures (with original maturities
                     over one year)                                             1,612          7.16       1,944          5.84
                                                                            ---------                 ---------
                       Total interest-bearing liabilities                      27,144          4.59%     24,887          2.68%
                 Total noninterest-bearing deposits                             6,042                     7,108
                 Acceptances outstanding                                          194                       134
                 Other liabilities                                              1,602                     1,451
                 ---------------------------------------------------------------------------------------------------------------
                       Total liabilities                                       34,982                    33,580
                 ---------------------------------------------------------------------------------------------------------------
                 Shareholders' equity (a)                                       4,195                     4,235
                 ---------------------------------------------------------------------------------------------------------------
                       Total liabilities and shareholders' equity             $39,177                   $37,815
--------------------------------------------------------------------------------------------------------------------------------
Rates            Yield on total interest-earning assets                                        8.51%                     6.75%
                 Cost of funds supporting interest-earning assets                              3.76%                     2.09%
                 -------------------------------------------------------------------------------------------------------------
                 Net interest margin:
                   Taxable equivalent basis                                                    4.75%                     4.66%
                   Without taxable equivalent increments                                       4.71%                     4.62%
                 -------------------------------------------------------------------------------------------------------------

                 (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.

                 (b) In the second quarter and first six months of 1994, revenue generated through the use of off-balance-sheet instruments more than offset the interest expense on demand deposits.

                 Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates



--------------------------------------------------------------------------------------------------------------------------------
                                                      Three months ended
--------------------------------------------------------------------------------------------------------------------------------
        JUNE 30, 1995              March 31, 1995            Dec. 31, 1994          Sept. 30, 1994            June 30, 1994
  AVERAGE    AVERAGE       Average      Average      Average     Average      Average      Average      Average    Average
  BALANCE YIELDS/RATES     balance    yields/rates   balance   yields/rates   balance    yields/rates   balance  yields/rates
--------------------------------------------------------------------------------------------------------------------------------
$     552         6.33%  $     431          6.26%  $     416         7.63%  $     670          4.58%  $     893         4.08%

      578         5.79         757          5.75         730         5.20         697          4.24         779         3.64
       35         6.71          42          4.90          67         7.11          99          4.40         141         4.05
      220         6.65         316          7.59         281         7.23         351          6.60         386         6.15

    4,429         6.59       4,640          6.49       4,761         6.04       5,021          5.88       4,824         5.52

       64         7.67          70          7.57          97         6.83         108          7.23         109         7.03
      207         5.91         214          5.89         242         6.35         326          5.09         413         4.13
   27,124         9.03      26,717          8.88      26,423         8.35      25,103          7.80      24,251         7.38
 --------                 --------                  --------                 --------                  --------
   33,209         8.58%     33,187          8.42%     33,017         7.92%     32,375          7.32%     31,796         6.85%
    2,147                    2,109                     2,164                    2,253                     2,381
      198                      190                       245                      147                       132
      554                      557                       557                      541                       526
       83                       87                        99                      108                       116
    3,826                    3,415                     3,366                    3,245                     3,183
     (606)                    (607)                     (618)                    (617)                     (610)
-----------------------------------------------------------------------------------------------------------------------------
  $39,411                  $38,938                   $38,830                  $38,052                   $37,524
-----------------------------------------------------------------------------------------------------------------------------


 $  1,924         2.13%   $  1,997          1.96%   $  2,094         1.46%   $  2,162           .79%   $  2,157         (.66)%
    8,606         3.16       8,703          2.92       8,924         2.46       9,372          2.13       9,588         1.84
    6,807         5.15       6,828          4.74       6,632         4.19       6,495          3.73       6,552         3.45
      194         5.92         208          2.52         167         5.16         165         10.77         307         4.13
    3,452         5.94       3,616          5.82       3,072         5.18       2,265          4.33       1,685         3.97
---------                ---------                 ---------                ---------                 ---------
   20,983         4.19      21,352          3.90      20,889         3.33      20,459          2.81      20,289         2.31

    2,208         6.06       1,996          5.85       2,354         5.13       2,039          4.45       1,406         3.83
      437         5.86         571          5.57         450         4.98         528          4.35         689         3.69
      249         6.02         268          5.90         190         5.06         181          4.53         138         3.88
    1,716         6.82       1,281          7.06         919         6.15         776          7.36         476         7.86

    1,643         7.13       1,582          7.18       1,571         6.76       1,618          6.52       1,924         5.92
---------                ---------                 ---------                ---------                 ---------
   27,236         4.73%     27,050          4.44%     26,373         3.83%     25,601          3.35%     24,922         2.83%
    6,117                    5,966                     6,371                    6,504                     6,700
      198                      190                       245                      147                       132
    1,658                    1,545                     1,490                    1,418                     1,483
-----------------------------------------------------------------------------------------------------------------------------
   35,209                   34,751                    34,479                   33,670                    33,237
-----------------------------------------------------------------------------------------------------------------------------
    4,202                    4,187                     4,351                    4,382                     4,287
-----------------------------------------------------------------------------------------------------------------------------
  $39,411                  $38,938                   $38,830                  $38,052                   $37,524
-----------------------------------------------------------------------------------------------------------------------------
                  8.58%                     8.42%                    7.92%                     7.32%                    6.85%
                  3.89%                     3.62%                    3.07%                     2.66%                    2.22%
-----------------------------------------------------------------------------------------------------------------------------

                  4.69%                     4.80%                    4.85%                     4.66%                    4.63%
                  4.66%                     4.76%                    4.82%                     4.62%                    4.59%
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

SELECTED STATISTICAL INFORMATION
-------------------------------------------------------------------------------
DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                 JUNE 30,        March 31,         Dec. 31,        Sept. 30,        June 30,
(in millions)                                        1995             1995             1994             1994            1994
----------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
  Interest-bearing:
    Demand deposit accounts                      $  1,922         $  1,979         $  2,125         $  2,121        $  2,175
    Money market and other savings accounts         8,760            8,795            9,090            9,391           9,601
    Retail savings certificates                     6,730            6,832            6,707            6,566           6,513
    Other time deposits                               239              169              199              166             280
----------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing                      17,651           17,775           18,121           18,244          18,569
  Noninterest-bearing                               5,908            5,504            5,979            5,728           5,772
----------------------------------------------------------------------------------------------------------------------------
       Total deposits in domestic offices          23,559           23,279           24,100           23,972          24,341
----------------------------------------------------------------------------------------------------------------------------
Deposits in foreign offices                         3,248            3,726            3,470            3,160           1,867
----------------------------------------------------------------------------------------------------------------------------
       Total deposits                             $26,807          $27,005          $27,570          $27,132         $26,208
----------------------------------------------------------------------------------------------------------------------------


PART II - OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1.  Legal Proceedings.
         -----------------
Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation's businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation's financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
At the Corporation's annual meeting of shareholders held on April 18, 1995, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon by shareholders.

         1.  The election of six directors for a term expiring in 1998:

             Name of Director                      Votes For                   Votes Withheld
             ----------------                      ---------                   --------------
             Ira J. Gumberg                      125,367,238                         415,235
             Edward J. McAniff                   125,359,065                         423,408
             David S. Shapira                    125,291,971                         490,502
             W. Keith Smith                      125,303,513                         478,960
             Joab L. Thomas                      125,363,394                         419,079
             William J. Young                    125,357,827                         424,646

-------------------------------------------------------------------------------

         2. Ratification of KPMG Peat Marwick LLP as independent public accountants of the Corporation for the year 1995:

                            For:                    125,192,897
                            Against:                    320,313
                            Abstain:                    269,263

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation's incorporation.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
(a) Exhibits

         10.1 Mellon Bank Corporation Retirement Plan for Outside Directors, effective January 1, 1994.

         10.2    Mellon Bank Corporation Phantom Stock Unit Plan (1995).

         12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

         12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

(b) Reports on Form 8-K

         During the second quarter of 1995, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated April 18, 1995, which included, under Item 7, the Corporation's press release regarding first quarter 1995 financial results.

         (2) A report dated June 12, 1995, which included, under items 5 and 7, the Corporation's press release regarding the Corporation's purchase of its common stock and warrants from a subsidiary of American Express.

         (3) A report dated June 14, 1995, which included under item 7, certain exhibits incorporated by reference into Registration Statement No. 33-55226 pertaining to certain debt securities of Mellon Financial Company and the related guarantees of the Registrant.

                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MELLON BANK CORPORATION
                                             (Registrant)




Date:  August 10, 1995                  By: /s/  Steven G. Elliott
                                           -------------------------
                                                 Steven G. Elliott
                                                 Vice Chairman,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer of
                                                 the Registrant)

CORPORATE INFORMATION
-------------------------------------------------------------------------------

Business         Mellon Bank Corporation is a multibank holding company incorporated under the laws of
of the           Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956,
Corporation      as amended.  Its principal wholly owned subsidiaries are Mellon Bank, N.A., The Boston Company, Inc., Mellon Bank
                 (DE) National Association, Mellon Bank (MD), Mellon PSFS (NJ) National Association and the companies known as Mellon Financial Services Corporations.  The Corporation also owns a federal savings bank located in New Jersey,
                 Mellon Bank, F.S.B.  The Dreyfus Corporation, one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank, N.A.  The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, mutual fund and securities-related activities.  The Mellon Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services - including commercial financial services, equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services.  The Corporation's principal executive office is located at One
                 Mellon Bank Center, 500 Grant Street, Pittsburgh, PA, 15258-0001 (Telephone: 412-234-5000).

Exchange         Mellon Bank Corporation's common, Series I preferred, Series J preferred and Series K preferred
listing          stocks are traded on the New York Stock Exchange.  The trading symbols are MEL (common stock) and MEL Pr I, MEL
                 Pr J and MEL Pr K (preferred stocks).  The Transfer Agent and Registrar is Mellon Bank, N.A., c/o Securities
                 Transfer Services, 85 Challenger Road, Overpeck Center, Ridgefield Park, NJ  07660-9940.

Dividend         Subject to approval of the board of directors, dividends are paid on Mellon Bank Corporation's
payments         common and preferred stocks on or about the 15th day of February, May, August and November.

Dividend         Under the Dividend Reinvestment and Common Stock Purchase Plan, registered holders of
Reinvestment     Mellon Bank Corporation's common stock may purchase additional common shares at the
and Common       market value for such shares through reinvestment of common dividends and/or optional cash
Stock Pur-       payments.  Purchases of shares through optional cash payments are subject to limitations.
chase Plan       Plan details are in a Prospectus dated December 15, 1993, which may be obtained from the
                 Secretary of the Corporation.

Phone            Corporate Communications/Media Relations                                     (412) 234-6436
contacts         Dividend Reinvestment Plan                                                   (412) 236-8000
                 Investor Relations                                                           (412) 234-5601
                 Publication Requests                                                         (412) 234-8252
                 Stock Transfer Agent                                                         (412) 236-8000

Press            Faxed copies of recent Mellon Bank Corporation press releases can be obtained by calling PR
Releases         Newswire's Company News On-call Service at 1-800-758-5804.  This electronic menu-driven system will ask for a six-digit extension number (Mellon's number is 552187).  Options for requesting the most recent press release, a menu listing all available press releases or a particular release if you already have received the menu, are available.

                               Index to Exhibits





    Exhibit No.                                                   Description
 -----------------        -----------------------------------------------------------------------------------------------
       10.1               Mellon Bank Corporation Retirement Plan for Outside Directors, effective January 1, 1994.

       10.2               Mellon Bank Corporation Phantom Stock Unit Plan (1995).

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