Form 10-Q
period 1995-09-30
MELLON BANK CORP
filed 1995-11-13
CIK 64782

                THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                      AND EXCHANGE COMMISSION VIA EDGAR

--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------

                                  FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                               Yes    X     No
                                   -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
               Class                                 September 30, 1995
               -----                                 ------------------
        Common Stock, $.50 par value                     141,309,226

--------------------------------------------------------------------------------

               TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

--------------------------------------------------------------------------------
                                                         Page No.
                                                         --------

PART I - FINANCIAL INFORMATION
------------------------------
Financial Highlights                                         2

Management's Discussion and Analysis
 of Financial Condition and
 Results of Operations (Item 2)                              3

Financial Statements (Item 1):
 Consolidated Income Statement                              38
 Consolidated Balance Sheet                                 40
 Consolidated Statement of Cash Flows                       41
 Consolidated Statement of Changes
  in Shareholders' Equity                                   42

Notes to Financial Statements                               43

Selected Statistical Information:
 Consolidated Balance Sheet - Average Balances and
  Interest Yields/Rates                                     48
 Deposits                                                   50


PART II - OTHER INFORMATION
---------------------------
Legal Proceedings (Item 1)                                  50

Exhibits and Reports on Form 8-K (Item 6)                   50

Signature                                                   51

Corporate Information                                       52

Index to Exhibits                                           53


--------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS

                                         Three months ended       Nine months ended
(dollar amounts in millions,                September 30,           September 30,
  except per share amounts)                1995       1994          1995      1994
-----------------------------------------------------------------------------------
Net income                                 $175     $   78          $517     $ 392
Net income applicable to common stock       166         63           488       347
Dividends paid on common stock               71         43           211       128
Per common share:
  Net income                              $1.15     $  .42         $3.32     $2.35
  Dividends paid                            .50        .37          1.45      1.12
Annualized return on
  common shareholders' equity             17.98%      6.76%        17.67%    12.77%
Annualized return on assets                1.70%       .81%         1.74%     1.39%
Efficiency ratio                             62%        64%           63%       65%
Efficiency ratio excluding
  amortization of intangibles (a)            59%        61%           60%       62%
Average common shares and equivalents
  outstanding (in thousands)            143,969    149,893       146,916   149,248
-----------------------------------------------------------------------------------
RESULTS EXCLUDING CERTAIN ITEMS (B)
-----------------------------------------------------------------------------------
Net income                                 $175      $ 167          $517     $ 481
Net income applicable to common stock       166        152           488       436
Net income per common share               $1.15      $1.02         $3.32     $2.95
Annualized return on
  common shareholders' equity             17.98%     16.10%        17.67%    15.99%
Annualized return on assets                1.70%      1.74%         1.74%     1.70%
-----------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30                              1995                    1994
-----------------------------------------------------------------------------------
Loans                                              $28,073                 $26,012
Total assets                                        41,907                  39,251
Deposits                                            29,311                  27,132
Common shareholders' equity                          3,693                   3,695
Market capitalization                                6,324                   5,510
Closing common stock price                          $44.75                 $ 37.50
Book value per common share                          26.13                   25.15
Common shareholders' equity to assets ratio           8.81%                   9.41%
Tier I capital ratio                                  8.77%                  10.03%
Total (Tier I plus Tier II) capital ratio            12.00%                  13.50%
Leverage capital ratio                                8.20%                   9.16%
-----------------------------------------------------------------------------------

(a) Excludes amortization of goodwill and other intangible assets recorded in connection with purchase acquisitions.
(b) Results for the third quarter and first nine months of 1994 exclude $79 million after tax of Dreyfus merger-related expense and $10 million after tax of losses on the disposition of securities available for sale previously owned by Dreyfus.

Note: Throughout this report, ratios are based on unrounded numbers, and factors contributing to changes between periods are noted in descending order of materiality.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

ACQUISITION OF METMOR FINANCIAL, INC.

On August 31, 1995, Mellon Mortgage Company, the Corporation's mortgage banking subsidiary, completed its acquisition of Metmor Financial, Inc. (Metmor), the residential and commercial mortgage banking subsidiary of Metropolitan Life Insurance Company. Mellon Mortgage Company acquired 24 residential branch mortgage origination offices in the southwestern and midwestern United States and 8 commercial origination offices nationwide, as well as Metmor's $13 billion residential and commercial loan servicing portfolio. This acquisition makes Mellon Mortgage Company the eleventh largest servicer of residential mortgages in the country with a residential servicing portfolio of approximately $45.7 billion and the seventh largest servicer of commercial mortgages with a commercial servicing portfolio of approximately $5.6 billion. The purchase price of this cash transaction was $165 million.


COMMON STOCK REPURCHASE AND COMMON DIVIDEND INCREASE

On October 17, 1995, the board of directors of Mellon Bank Corporation authorized the repurchase of up to 8 million shares of the Corporation's common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions and, subject to market conditions, are expected to be completed by March 31, 1996.

In addition to the share repurchase, the board of directors approved a 10% increase in the quarterly cash dividend to $.55 per common share.
The dividend is payable on November 15, 1995, to shareholders of record on October 31, 1995. This is the Corporation's fourth common stock dividend increase in two years, resulting in increases during that period totaling 117%.

The Corporation expects the 8 million share repurchase to increase annualized earnings per common share by approximately $.17 and annual return on common equity by approximately 1.7 percentage points. If the transaction had been completed as of July 1, 1995, annualized return on common equity for the third quarter would have increased from 17.98% to 19.7%. After giving effect to the share repurchase, the Corporation's capital ratios will be reduced by approximately 1%. Based upon capital at September 30, 1995, the common equity ratio would have been reduced from 8.81% to approximately 7.8%, and the tangible common equity ratio would have been reduced from 6.66% to approximately 5.7%. The Corporation's capital ratios will remain well in excess of the FDIC's well-capitalized thresholds. The pro forma book value per common share at September 30, 1995, would be $24.70, down from $26.13. The 8 million share repurchase will reduce the cash requirement for the Corporation's annual common stock dividend by approximately $18 million.

Upon completion of the 8 million common share repurchase, the Corporation will have reduced through repurchases its common shares outstanding and common share equivalents by about 16 million shares, net of shares reissued for benefit plans, representing approximately $750 million of common equity. The Corporation will have reduced, through repurchases, its common and preferred equity by approximately $910 million since its August 1994 merger with The Dreyfus Corporation.

BUSINESS SECTORS
--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                  Consumer                          Corporate/Institutional
(dollar amounts in millions,     Investment Services   Banking Services    Investment Services   Banking Services
averages in billions)              1995      1994       1995       1994      1995      1994       1995       1994
-----------------------------------------------------------------------------------------------------------------
Revenue                            $ 98      $ 94      $ 347      $ 311      $230      $234      $ 110      $ 104
Credit quality expense (revenue)      -         -         49         15         -         -          -          -
Operating expense                    65        71        217        195       183       188         41         43
-----------------------------------------------------------------------------------------------------------------
Income before taxes                  33        23         81        101        47        46         69         61
Income taxes                         14        10         31         38        20        20         25         22
-----------------------------------------------------------------------------------------------------------------
Net income                         $ 19      $ 13      $  50      $  63      $ 27      $ 26      $  44      $  39
-----------------------------------------------------------------------------------------------------------------
Average assets                     $0.4      $0.4      $22.5      $20.4      $1.8      $0.9      $13.5      $13.1
Average common equity              $0.2      $0.2      $ 1.2      $ 1.0      $0.4      $0.5      $ 1.1      $ 1.0
Return on common
 shareholders' equity (a)           44%       30%        17%        25%       24%       23%        16%        15%
Return on assets (a)                 NM        NM       .88%      1.20%        NM        NM      1.32%      1.21%
Pretax operating margin             34%       25%        24%        32%       20%       20%        63%        58%
Pretax operating margin
 excluding amortization of
 intangibles                        34%       25%        28%        37%       23%       23%        65%        60%
Efficiency ratio excluding
  amortization of intangibles       66%       75%        58%        58%       77%       77%        35%        40%
-----------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                 Consumer                           Corporate/Institutional
(dollar amounts in millions,     Investment Services  Banking Services     Investment Services   Banking Services
averages in billions)              1995      1994       1995       1994      1995      1994       1995       1994
-----------------------------------------------------------------------------------------------------------------
Revenue                            $282      $284     $1,016      $ 929      $696      $729      $ 305      $ 318
Credit quality expense (revenue)      -         -        113         47         -         -         (4)         2
Operating expense                   192       197        640        622       549       563        119        138
-----------------------------------------------------------------------------------------------------------------
Income before taxes                  90        87        263        260       147       166        190        178
Income taxes                         37        37        101        100        60        73         68         64
-----------------------------------------------------------------------------------------------------------------
Net income                         $ 53      $ 50     $  162      $ 160      $ 87      $ 93      $ 122      $ 114
-----------------------------------------------------------------------------------------------------------------
Average assets                     $0.3      $0.4     $ 21.8      $20.8      $1.7      $0.9      $13.3      $13.1
Average common equity              $0.2      $0.2     $  1.1      $ 1.0      $0.4      $0.4      $ 1.1      $ 1.1
Return on common
 shareholders' equity (a)           42%       39%        19%        21%       26%       28%        15%        15%
Return on assets (a)                 NM        NM       .99%      1.02%        NM        NM      1.23%      1.17%
Pretax operating margin             32%       30%        26%        28%       21%       23%        63%        56%
Pretax operating margin
 excluding amortization of
 intangibles                        33%       31%        30%        33%       24%       26%        64%        58%
Efficiency ratio excluding
  amortization of intangibles       67%       69%        59%        62%       76%       74%        37%        42%
-----------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

             Total              Real Estate            Other               Total All
          Core Sectors            Workout       Corporate Activity          Sectors
        1995        1994      1995      1994      1995      1994        1995        1994
----------------------------------------------------------------------------------------
      $  785      $  743      $  3      $  2      $ 33      $ 21      $  821      $  766
          49          15       (22)      (12)        -         -          27           3
         506         497         1         2         2       108         509         607
----------------------------------------------------------------------------------------
         230         231        24        12        31       (87)        285         156
          90          90         9         4        11       (16)        110          78
----------------------------------------------------------------------------------------
      $  140      $  141      $ 15      $  8      $ 20      $(71)     $  175      $   78
----------------------------------------------------------------------------------------
      $ 38.2      $ 34.8      $0.2      $0.3      $2.6      $2.9      $ 41.0      $ 38.0
      $  2.9      $  2.7      $  -      $  -      $0.7      $1.1      $  3.6      $  3.8

         19%         21%        NM        NM        NM        NM         18%          7%
       1.47%       1.61%        NM        NM        NM        NM       1.70%        .81%
         29%         31%        NM        NM        NM        NM         35%         20%


         32%         34%        NM        NM        NM        NM         38%         38%

         61%         64%        NM        NM        NM        NM         59%         61%
----------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

             Total              Real Estate           Other                Total All
          Core Sectors            Workout       Corporate Activity          Sectors
        1995        1994      1995      1994      1995      1994        1995        1994
----------------------------------------------------------------------------------------
      $2,299      $2,260      $  9      $  8      $100      $ 97      $2,408      $2,365
         109          49       (54)      (21)        -         4          55          32
       1,500       1,520         4         7        12       129       1,516       1,656
----------------------------------------------------------------------------------------
         690         691        59        22        88       (36)        837         677
         266         274        22         8        32         3         320         285
----------------------------------------------------------------------------------------
      $  424      $  417      $ 37      $ 14      $ 56      $(39)     $  517      $  392
----------------------------------------------------------------------------------------
      $ 37.1      $ 35.2      $0.2      $0.4      $2.4      $2.3      $ 39.7      $ 37.9
      $  2.8      $  2.7      $  -      $  -      $0.9      $1.0      $  3.7      $  3.7

         20%         21%        NM        NM        NM        NM         18%         13%
       1.52%       1.58%        NM        NM        NM        NM       1.74%       1.39%
         30%         31%        NM        NM        NM        NM         35%         29%


         33%         34%        NM        NM        NM        NM         38%         37%

         62%         64%        NM        NM        NM        NM         60%         62%
----------------------------------------------------------------------------------------

------------------------------------------------------------------------------

Upon completion of the merger with Dreyfus, the Corporation's core business lines were realigned to reflect the distinct customers that are serviced-- consumers and corporations/institutions--and the products that are offered- -investment and banking. Accordingly, the business sector results for the third quarter and first nine months of 1994, have been realigned to reflect the change in methodology used by the Corporation to report business sector results.

Income before taxes for the Corporation's core sectors was $230 million in the third quarter of 1995, down $1 million compared with the prior-year quarter. This decrease resulted from a $34 million increase in credit quality expense, primarily related to the CornerStone(sm) credit card product, and a $9 million increase in operating expense offset by a $42 million increase in revenue, primarily net interest revenue and mortgage servicing fee revenue. Income before taxes for the core sectors in the first nine months of 1995 totaled $690 million, down $1 million from the prior-year period. A $60 million increase in credit quality expense offset a $39 million increase in revenue and a $20 million decrease in operating expense. Return on common shareholders' equity for the core sectors was 19% and 20% in the third quarter and first nine months of 1995, compared with 21% in the third quarter and first nine months of 1994. Return on assets was 1.47% and 1.52% in the third quarter and first nine months of 1995, compared with 1.61% and 1.58% in the third quarter and first nine months of 1994. The Real Estate Workout sector showed higher profitability, as a result of lower credit quality expense, with income before taxes improving to $24 million and $59 million in the third quarter and first nine months of 1995, compared with $12 million and $22 million in the comparable 1994 periods.

Consumer Investment Services

Consumer Investment Services includes private asset management services and retail mutual funds. Income before taxes for the Consumer Investment sector was $33 million in the third quarter of 1995, an increase of $10 million from the prior-year period. The increase was a result of higher fees in the mutual fund business of approximately 8% resulting from a higher average level of assets managed and lower operating expense. Income before taxes for the first nine months of 1995 was $90 million, compared with $87 million in the first nine months of 1994. This increase was due to lower operating expense, partially offset by lower revenue. This sector continued to provide excellent returns, as annualized return on common shareholders' equity equaled 44% and 42% in the third quarter and first nine months of 1995, respectively.

Consumer Banking Services

Consumer Banking Services includes consumer lending, business banking, branch banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. Income before taxes for this sector totaled $81 million in the third quarter of 1995, compared with $101 million in the third quarter of 1994. Revenue increased $36 million compared with the prior-year period, primarily as a result of increased levels of average loans and higher mortgage servicing fees, including $4 million related to the Metmor acquisition. The increase in credit quality expense principally reflected higher credit card losses resulting from the significant increase in CornerStone(sm) credit card outstanding balances. The increase in operating expense reflected higher expenses in support of mortgage servicing and credit card acquisitions, including an increase in the amortization of purchased mortgage servicing rights and purchased credit card relationships. Partially offsetting the higher operating expenses was the reduction of the FDIC deposit insurance premium in the third quarter of 1995. Income before taxes for the first nine months of 1995 was $263 million, an increase of $3 million compared with the first nine months of 1994. The increase in revenue reflects the same factors responsible for the third quarter increase partially offset by a decline in revenue as the Corporation elected not to offer its seasonal tax refund anticipation loan program in 1995. The increase in credit quality expense reflects the same factors responsible for the third quarter increase. The increase in operating expense primarily resulted from the same factors responsible for the third quarter increase, partially offset by a decrease resulting from higher marketing expense in 1994 related to the January 1994 introduction of the CornerStone(sm) credit card. The annualized return on common shareholders' equity for this sector was 17% and 19% in the third quarter and first nine months of 1995, compared with 25% and 21% in the third quarter and first nine months of 1994.

------------------------------------------------------------------------------

Corporate/Institutional Investment Services

Corporate/Institutional Investment Services includes institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management and stock transfer. Income before taxes for this sector was $47 million in the third quarter of 1995, an increase of $1 million, compared with the third quarter of 1994. Revenue decreased $4 million primarily as a result of a decrease in mutual fund administration and custody fees and lower fee revenue resulting from the previously announced CMSS joint venture. Partially offsetting these decreases was an increase in revenue from custody related foreign exchange fees. The $5 million decrease in operating expense reflected the formation of the CMSS joint venture, offset partially by expense growth in support of higher transaction volumes and investments. Income before taxes for the first nine months of 1995 was $147 million, a decrease of $19 million compared with the first nine months of 1994, primarily as a result of lower mutual fund administration and custody fees including the second quarter 1994 sale of the Boston-based third-party mutual fund administration business and lower securities lending revenue. The annualized return on common shareholders' equity for this sector was 24% and 26% in the third quarter and first nine months of 1995, respectively, compared with 23% and 28% in the third quarter and first nine months of 1994.

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, certain capital markets and leasing activities, commercial real estate lending and insurance premium financing. Income before taxes for the Corporate/Institutional Banking sector was $69 million for the third quarter of 1995, an increase of $8 million, compared with the third quarter of 1994. Revenue increased primarily as a result of higher net interest revenue on higher loan levels as well as higher loan syndication fee revenue. The decrease in operating expense reflects the results of infrastructure reengineering in the insurance premium finance business and overall expense management efforts. Income before taxes in the first nine months of 1995 was $190 million, an increase of $12 million, compared with the first nine months of 1994. Revenue decreased primarily as a result of lower insurance premium finance spreads and a decline in securities trading revenue, partially offset by revenue from higher loan levels and higher loan syndication fee revenue. The decrease in credit quality expense was primarily the result of credit recoveries. The decline in operating expense principally reflects the factors responsible for the third quarter decline, as well as lower overhead charges. The annualized return on common shareholders' equity for this sector was 16% and 15% in the third quarter and first nine months of 1995, respectively, compared with 15% in the third quarter and first nine months of 1994.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $24 million and $59 million in the third quarter and first nine months of 1995, compared with $12 million and $22 million in the third quarter and first nine months of 1994. The improvement primarily reflected a lower level of required loan loss reserves given the decline in both the volume and loss experience of the portfolio, as well as credit loss recoveries.

Other

The Other sector's pretax income of $31 million and $88 million in the third quarter and first nine months of 1995 principally reflected earnings on capital above that required in the core sectors. The results for the third quarter and first nine months of 1994 primarily reflect the merger expenses and loss on disposition of securities recorded in conjunction with the Dreyfus merger. In addition, the 1994 results reflect earnings on capital above that required in the core sectors, the results of operations from certain divestitures and approximately $13 million in net gains, recorded at Dreyfus, from the sale of nonstrategic partnership interests.

------------------------------------------------------------------------------

The following tables distribute net income and return on common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.


------------------------------------------------------------------------------
                                                      Customers serviced
                                                ------------------------------
                                                                     Total
                                                    Total          Corporate/
FOR THE THREE MONTHS ENDED SEPTEMBER 30,           Consumer      Institutional
(dollar amounts in millions)                    1995     1994     1995    1994
------------------------------------------------------------------------------
Net income                                      $ 69     $ 76     $ 71    $ 65
Return on common
 shareholders' equity (a)                         21%      26%      18%     18%
------------------------------------------------------------------------------


FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------
Net income                                      $215     $210     $209    $207
Return on common
 shareholders' equity (a)                         22%      24%      18%     19%
------------------------------------------------------------------------------

(a)  Annualized


------------------------------------------------------------------------------
                                                      Products offered
                                                ------------------------------
                                                    Total           Total
For the three months ended September 30,         Investment         Banking
(dollar amounts in millions)                    1995     1994     1995    1994
------------------------------------------------------------------------------
Net income                                      $ 46     $ 39     $ 94    $102
Return on common
 shareholders' equity (a)                         29%      25%      16%     20%
------------------------------------------------------------------------------

For the nine months ended September 30,
------------------------------------------------------------------------------
Net income                                      $140     $143     $284    $274
Return on common
 shareholders' equity (a)                         30%      31%      17%     18%
------------------------------------------------------------------------------

(a)  Annualized

------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED

                                                       Consumer                               Corporate/Institutional
                                     Investment Services       Banking Services      Investment Services      Banking Services
(dollar amounts in                 SEPT. 30,    June 30,   SEPT. 30,    June 30,   SEPT. 30,    June 30,   SEPT. 30,    June 30,
millions, averages in billion)          1995        1995        1995        1995        1995        1995        1995        1995
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                 $ 98        $ 92       $ 347       $ 336        $230        $233       $ 110       $  99
Credit quality expense (revenue)           -           -          49          35           -           -           -          (4)
Operating expense                         65          64         217         216         183         182          41          39
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                       33          28          81          85          47          51          69          64
Income taxes                              14          11          31          32          20          20          25          23
--------------------------------------------------------------------------------------------------------------------------------
Net income                              $ 19        $ 17       $  50       $  53       $  27       $  31       $  44       $  41
--------------------------------------------------------------------------------------------------------------------------------
Average assets                          $0.4        $0.3       $22.5       $21.7       $ 1.8       $ 1.8       $13.5       $13.0
Average common equity                   $0.2        $0.2       $ 1.2       $ 1.1       $  .4       $ 0.4       $ 1.1       $ 1.1
Return on common
  shareholders' equity (a)                44%         40%         17%         19%         24%         28%         16%         15%
Return on assets (a)                      NM          NM         .88%        .98%         NM          NM        1.32%       1.26%
Pretax operating margin                   34%         31%         24%         25%         20%         22%         63%         64%
Pretax operating margin excluding
  amortization of intangibles             34%         31%         28%         29%         23%         25%         65%         66%
Efficiency ratio excluding
  amortization of intangibles             66%         69%         58%         60%         77%         75%         35%         38%
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------


                                            Total                Real Estate                Other                Total All
                                        Core Sectors               Workout           Corporate Activity            Sectors
                                   SEPT. 30,    June 30,   SEPT. 30,    June 30,   SEPT. 30,    June 30,   SEPT. 30,    June 30,
                                        1995        1995        1995        1995        1995        1995        1995        1995
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                $ 785       $ 760        $  3        $  2        $ 33        $ 32       $ 821        $794
Credit quality expense (revenue)          49          31         (22)        (19)          -           -          27          12
Operating expense                        506         501           1           2           2           5         509         508
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                      230         228          24          19          31          27         285         274
Income taxes                              90          86           9           7          11           9         110         102
--------------------------------------------------------------------------------------------------------------------------------
Net income                             $ 140       $ 142        $ 15        $ 12        $ 20        $ 18       $ 175        $172
--------------------------------------------------------------------------------------------------------------------------------
Average assets                         $38.2       $36.8        $0.2        $0.2        $2.6        $2.4       $41.0       $39.4
Average common equity                  $ 2.9       $ 2.8        $  -        $  -        $0.7        $0.9       $ 3.6        $3.7
Return on common
  shareholders' equity (a)                19%         20%         NM          NM          NM          NM          18%         17%
Return on assets (a)                    1.47%       1.55%         NM          NM          NM          NM        1.70%       1.75%
Pretax operating margin                   29%         30%         NM          NM          NM          NM          35%         35%
Pretax operating margin
  excluding amortization of
  intangibles                             32%         33%         NM          NM          NM          NM          38%         38%
Efficiency ratio excluding
  amortization of intangibles             61%         63%         NM          NM          NM          NM          59%         61%
--------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.

NM - Not meaningful.

------------------------------------------------------------------------------


                                                   Customers serviced
                                    ----------------------------------------------
                                                                    Total
                                            Total                 Corporate/
                                           Consumer              Institutional
FOR THE THREE MONTHS ENDED          SEPT. 30,    June 30,    SEPT. 30,    June 30,
(dollar amounts in millions)             1995        1995         1995        1995
----------------------------------------------------------------------------------
Net income                                $69         $70          $71         $72
Return on common
 shareholders' equity (a)                  21%         22%          18%         19%
----------------------------------------------------------------------------------

                                                     Products offered
                                    ----------------------------------------------
                                             Total                    Total
                                          Investment                 Banking
FOR THE THREE MONTHS ENDED          SEPT. 30,    June 30,    SEPT. 30,    June 30,
(dollar amounts in millions)             1995        1995         1995        1995
----------------------------------------------------------------------------------
Net income                                $46         $48          $94         $94
Return on common
 shareholders' equity (a)                  29%         31%          16%         17%
----------------------------------------------------------------------------------

(a)  Annualized

Income before taxes for the total core sectors was $230 million in the third quarter of 1995 compared with $228 million in the second quarter of 1995. This increase primarily resulted from a $25 million increase in revenue which more than offset an $18 million increase in credit quality expense and a $5 million increase in operating expense. The increase in revenue was primarily driven by: an $11 million increase in revenue from the Consumer Banking Services sector which resulted from higher mortgage servicing fees and higher loan levels; an $11 million increase in the Corporate/Institutional Banking Services sector primarily resulting from higher loan levels and higher loan syndication fee revenue; and revenue in the Consumer Investment Services sector that increased $6 million as a result of higher fees in the mutual fund business reflecting the higher level of assets managed. The decrease in revenue in the Corporate Institutional Investment Services sector resulted from the formation of the CMSS joint venture. The increase in credit quality expense in the Consumer Banking Services sector reflected higher credit card losses from the CornerStone(sm) credit card product. The increase in operating expense in the Consumer Banking Services sector primarily represents expense growth in support of the retail branch delivery system realignment primarily offset by the reduction of the FDIC deposit insurance premium in the third quarter of 1995.

OVERVIEW FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 1995
-------------------------------------------------------------------------------

The Corporation recorded earnings per common share of $1.15 and net income applicable to common stock of $166 million in the third quarter of 1995, compared with $.42 per common share and $63 million, respectively, in the third quarter of 1994. Annualized return on common shareholders' equity and return on assets were 17.98% and 1.70% in the third quarter of 1995, compared with 6.76% and .81%, respectively, in the third quarter of 1994.

Excluding the $89 million after tax impact of Dreyfus merger-related charges in the third quarter of 1994, earnings per common share was $1.02 and net income applicable to common stock was $152 million while annualized return on common shareholders' equity and return on assets were 16.10% and 1.74%.

Net interest revenue was $392 million in the third quarter of 1995, up from $376 million in the prior-year period, primarily as a result of a higher level of loans. Fee revenue was $422 million, an increase of $23 million from $399 million in the third quarter of 1994, primarily as a result of increases in mortgage servicing revenue and mutual fund management revenues at Dreyfus.

Operating expense before net revenue from acquired property and Dreyfus merger expenses was $509 million for the third quarter of 1995, up 1% from $503 million in the third quarter of 1994.

The provision for credit losses was $30 million in the third quarter of 1995, compared with $15 million in the third quarter of 1994. Net credit losses were $39 million, up from $16 million in the third quarter of 1994, principally reflecting higher losses on the CornerStone(sm) credit card product. At September 30, 1995, this product had outstandings of $1.0 billion, compared with $500 million at September 30, 1994. Nonperforming assets totaled $261 million at September 30, 1995, down from $276 million at June 30, 1995, and up slightly from $260 million at September 30, 1994. At September 30, 1995, the Corporation's ratio of nonperforming assets to total loans and net acquired property was .93%, compared with .99% at June 30, 1995 and September 30, 1994.

For the first nine months of 1995, the Corporation recorded earnings per common share of $3.32 and net income applicable to common stock of $488 million, compared with $2.35 per common share and $347 million for the first nine months of 1994. Annualized return on common shareholders' equity and return on assets were 17.67% and 1.74% in the first nine months of 1995, compared with 12.77% and 1.39%, respectively, in the first nine months of 1994. Excluding the after tax impact of Dreyfus merger-related charges, earnings per common share was $2.95 and net income applicable to common stock was $436 million in the first nine months of 1994, while the annualized return on common shareholders' equity and return on assets were 15.99% and 1.70%.

NET INTEREST REVENUE
-------------------------------------------------------------------------------

                                        Three months ended September 30,                 Nine months ended September 30,
                                          1995                     1994                     1995                     1994
(taxable equivalent basis,          AVERAGE  AVERAGE         Average  Average         AVERAGE  AVERAGE         Average  Average
dollar amounts in millions)         BALANCE     RATE         balance     rate         BALANCE     RATE         balance     rate
-------------------------------------------------------------------------------------------------------------------------------
Money market investments            $ 1,286    5.68%         $ 1,466    4.41%         $ 1,228    5.88%         $ 1,806    3.83%
Trading account securities              363    6.26              351    6.60              300    6.82              413    6.05
Securities (a)                        4,938    6.48            5,421    5.90            4,836    6.54            5,178    5.57
Loans (a)                            27,774    8.93           25,084    7.80           27,177    8.96           24,658    7.47
                                    -------                  -------                  -------                  -------
  Total interest-earning assets     $34,361    8.43%         $32,322    7.32%         $33,541    8.48%         $32,055    6.94%
-------------------------------------------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities       $28,159    4.72%         $25,601    3.35%         $27,486    4.63%         $25,128    2.91%
 Noninterest-bearing liabilities      6,202        -           6,721        -           6,055        -           6,927        -
                                    -------                  -------                  -------                  -------
  Total                             $34,361    3.87%         $32,322    2.66%         $33,541    3.80%         $32,055    2.28%
-------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                $   395    4.56%         $   380    4.66%         $ 1,174    4.68%         $ 1,118    4.66%
-------------------------------------------------------------------------------------------------------------------------------

(a)  Balances and rates include adjustments to fair value required by FAS No. 115.
Note:  Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%.
Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average rates.

Net interest revenue, on a fully taxable equivalent basis, for the third quarter of 1995 totaled $395 million, up $15 million compared with the third quarter of 1994. The net interest margin was 4.56% in the third quarter of 1995, down 10 basis points from 4.66% in the third quarter of 1994.

The improvement in net interest revenue in the third quarter of 1995, compared with the third quarter of 1994, primarily resulted from higher loan levels. Average loans increased $2.7 billion, or 11%, primarily as a result of a $900 million increase in credit card loans, including $600 million related to the CornerStone(sm) credit card product, a $700 million increase in retail loans, a $700 million increase in mortgage warehouse loans and a $500 million increase in domestic wholesale loans. The increase in retail loans resulted from increases in several categories including personal credit lines, home equity loans and student loans, while the increase in wholesale loans primarily was driven by middle market lending and corporate/institutional banking. The decrease in the net interest margin in the third quarter of 1995, compared with the prior-year period, primarily reflects a higher level of wholesale funding, in support of loan growth.

Net interest revenue and the net interest margin, on a fully taxable equivalent basis, were $1,174 million and 4.68% in the first nine months of 1995, compared with $1,118 million and 4.66% in the first nine months of 1994.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
-------------------------------------------------------------------------------

                                    Three months ended                     Nine months ended
                                         September 30,                         September 30,
(in millions)                          1995       1994  Increase             1995       1994  Increase
------------------------------------------------------------------------------------------------------
Provision for credit losses             $30       $ 15       $15             $ 70       $ 55       $15
Net revenue from acquired property       (3)       (12)        9              (15)       (23)        8
------------------------------------------------------------------------------------------------------
     Credit quality expense             $27       $  3       $24             $ 55       $ 32       $23
------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, increased in the third quarter and first nine months of 1995, compared with the prior-year periods, as a result of a higher provision for credit losses and lower gains on the sale of acquired property. The higher provision for credit losses was made in response to credit losses from the CornerStone(sm) credit card portfolio.

A summary of the Corporation's net credit losses is presented in the table on the following page. The $23 million increase in net credit losses in the third quarter of 1995, compared with the prior-year period, resulted from a $36 million increase in net credit card losses, including a $29 million increase related to the CornerStone(sm) portfolio. The Corporation currently expects a modest increase in the level of CornerStone(sm) credit losses in the fourth quarter of 1995, compared with the third quarter. At September 30, 1995, the CornerStone(sm) portfolio had total outstandings of $1.0 billion, substantially unchanged from June 30, 1995. CornerStone(sm) outstandings were $757 million at December 31, 1994 and $500 million at September 30, 1994. Net credit losses increased $64 million in the first nine months of 1995, compared with the first nine months of 1994, reflecting the higher level of credit card losses. Partially offsetting credit losses were strong credit recoveries in the second and third quarters of 1995. In the first nine months of 1995, credit loss recoveries on commercial real estate loans totaled $26 million, commercial and financial loans totaled $21 million, and consumer credit recoveries totaled $18 million.

The Corporation maintains a reserve for credit losses that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1994 Annual Report on Form 10-K. The reserve for credit losses totaled $574 million at September 30, 1995, compared with $611 million at September 30, 1994. The ratio of the loan loss reserve to nonperforming loans at September 30, 1995, was 313%, compared with 391% at September 30, 1994. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio can also vary with shifts in loan portfolio mix.

-------------------------------------------------------------------------------


CREDIT LOSS RESERVE ACTIVITY (A)          Three months ended                      Nine months ended
                                               September 30,        Inc/              September 30,        Inc/
(dollar amounts in millions)                 1995       1994       (Dec)            1995       1994       (Dec)
---------------------------------------------------------------------------------------------------------------
Reserve at beginning of period               $583       $609       $(26)            $607       $600       $  7
Reserve acquired in acquisition                 -          3         (3)               8          3          5
Credit losses:
  Domestic:
     Commercial and financial                   7         11         (4)              12         30        (18)
     Commercial real estate                     1          3         (2)               7          8         (1)
     Consumer credit:
       Credit cards                            53         15         38              127         42         85
       Consumer mortgage                        1          3         (2)               6          8         (2)
       Other consumer credit                    5          4          1               13         12          1
     Lease financing                            -          -          -               16          -         16
---------------------------------------------------------------------------------------------------------------
         Total domestic                        67         36         31              181        100         81
---------------------------------------------------------------------------------------------------------------
  International                                 -          -          -                -          4         (4)
---------------------------------------------------------------------------------------------------------------
         Total credit losses                   67         36         31              181        104         77
---------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                  (5)       (10)        (5)             (21)       (24)        (3)
     Commercial real estate                   (15)        (2)        13              (26)       (10)        16
     Consumer credit:
       Credit cards                            (4)        (2)         2              (10)        (7)         3
       Consumer mortgage                        -         (1)        (1)              (2)        (3)        (1)
       Other consumer credit                   (3)        (5)        (2)              (6)       (12)        (6)
---------------------------------------------------------------------------------------------------------------
         Total domestic                       (27)       (20)         7              (65)       (56)         9
---------------------------------------------------------------------------------------------------------------
  International                                (1)         -          1               (5)        (1)         4
---------------------------------------------------------------------------------------------------------------
         Total recoveries                     (28)       (20)         8              (70)       (57)        13
---------------------------------------------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:
     Commercial and financial                   2          1          1               (9)         6        (15)
     Commercial real estate                   (14)         1        (15)             (19)        (2)       (17)
     Consumer credit:
       Credit cards                            49         13         36              117         35         82
       Consumer mortgage                        1          2         (1)               4          5         (1)
       Other consumer credit                    2         (1)         3                7          -          7
     Lease financing                            -          -          -               16          -         16
---------------------------------------------------------------------------------------------------------------
         Total domestic                        40         16         24              116         44         72
---------------------------------------------------------------------------------------------------------------
  International                                (1)         -         (1)              (5)         3         (8)
---------------------------------------------------------------------------------------------------------------
         Total net credit losses               39         16         23              111         47         64
---------------------------------------------------------------------------------------------------------------
Provision for credit losses                    30         15         15               70         55         15
---------------------------------------------------------------------------------------------------------------
Reserve at end of period                     $574       $611       $(37)            $574       $611       $(37)
---------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans      2.04%      2.35%        (31)bp         2.04%      2.35%        (31)bp
---------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                            .57%       .25%         32bp           .55%       .25%         30bp
---------------------------------------------------------------------------------------------------------------

(a) Excludes the reserve for segregated assets and net credit losses on segregated assets.

NONINTEREST REVENUE
-------------------------------------------------------------------------------

                                      Three months ended             Nine months ended
                                           September 30,      Inc/       September 30,      Inc/
(in millions)                              1995     1994     (Dec)       1995     1994     (Dec)
------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Mutual fund:
     Management                            $ 80     $ 72       $ 8     $  227   $  222      $  5
     Administration/Custody                  30       36        (6)        90      124       (34)
  Institutional trust                        54       56        (2)       156      173       (17)
  Institutional asset management             32       34        (2)       100      108        (8)
  Private asset management                   37       34         3        104      102         2
------------------------------------------------------------------------------------------------
     Total trust and investment
        management                          233      232         1        677      729       (52)
Cash management and deposit transaction
   charges                                   49       49         -        144      148        (4)
Mortgage servicing fees                      32       21        11         82       54        28
Foreign currency and securities trading      24       21         3         73       54        19
Credit card fees                             21       19         2         62       51        11
Other                                        63       57         6        188      211       (23)
------------------------------------------------------------------------------------------------
     Total fee revenue                      422      399        23      1,226    1,247       (21)
Losses on sale of securities                  -      (15)       15          -       (5)        5
------------------------------------------------------------------------------------------------
     Total noninterest revenue             $422     $384       $38     $1,226   $1,242      $(16)
------------------------------------------------------------------------------------------------

Reflecting the Corporation's strategy of maintaining a well-balanced revenue base, revenues from the fee-generating businesses represented 52% of the Corporation's total revenue for the quarter. Fee revenue increased $23 million in the third quarter of 1995, compared with the third quarter of 1994, reflecting an increase in all categories.

The $1 million increase in trust and investment management fees in the third quarter of 1995, compared with the prior-year period, primarily resulted from an $8 million increase in mutual fund management revenue and a $3 million increase in private asset management fees. Partially offsetting these increases was a $6 million decrease in mutual fund administration and custody fees. The higher revenue from the management of mutual funds resulted from a higher average level of mutual fund assets managed and lower fee waivers at Dreyfus. Mutual fund management revenues have grown to $80 million in the third quarter from $76 million in the second quarter and $71 million in the first quarter, paralleling the growth in these assets.

As shown in the table on the following page, the market value of assets under management and administration/custody for the Corporation was $926 billion at September 30, 1995, up $16 billion compared with $910 billion at June 30, 1995. The $10 billion increase in the market value of assets under administration/custody reflected new institutional trust business and a general market increase, offset partially by lost mutual fund administration/custody business. The market value of assets under management increased $6 billion primarily as a result of new business and the general market increase, partially offset by client attrition related to TBC Asset Management, which is part of the institutional asset management business. At September 30, 1995, compared with June 30, 1995, the S&P 500 index increased 7.28%, while the Lehman Brothers Long Term Government Bond index increased 2.19%.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY
                                   SEPT. 30,     June 30,     March 31,     Dec. 31,     Sept. 30,
(in billions)                           1995         1995          1995         1994          1994
--------------------------------------------------------------------------------------------------
Institutional trust:
  Management                            $  2         $  3          $  3         $  3          $  2
  Administration/Custody                 645          621           599          568           538
Mutual fund:
  Management                              80           79            76           73            76
  Administration/Custody                  55           71            69           76           108
Institutional asset management:
  Management                             103           98            97           93           101
Private asset management:
  Management                              24           23            22           21            22
  Administration/Custody                  17           15            14           13            13
--------------------------------------------------------------------------------------------------
     Total:
          Management                    $209         $203          $198         $190          $201
          Administration/Custody        $717         $707          $682         $657          $659
--------------------------------------------------------------------------------------------------

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the third quarter of 1995 were $77 billion, compared with $72 billion in the second quarter of 1995 and $68 billion in the first quarter of 1995. These increases primarily resulted from higher average institutional money market funds, as well as an overall increase in the market values of assets managed, paralleling the improvement in the bond and equity markets in 1995.


--------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND ASSETS BY FUND CATEGORY
                                   SEPT. 30,     June 30,     March 31,     Dec. 31,     Sept. 30,
(in billions)                           1995         1995          1995         1994          1994
--------------------------------------------------------------------------------------------------
Proprietary funds:
  Taxable money market funds:
    Institutions                         $23          $22           $19          $18           $18
    Individuals                           11           10            11           10            10
  Tax-exempt money market funds            8            8             7            7             8
  Tax-exempt bond funds                   18           18            18           18            19
  Fixed-income funds                       5            5             4            4             4
  Equity funds                            11           10            10            9            10
--------------------------------------------------------------------------------------------------
     Total proprietary funds              76           73            69           66            69
Other managed funds                        4            6             7            7             7
--------------------------------------------------------------------------------------------------
     Total managed mutual fund assets    $80          $79           $76          $73           $76
--------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE       Three months ended             Nine months ended
                                           September 30,      Inc/       September 30,      Inc/
(in millions)                              1995     1994     (Dec)       1995     1994     (Dec)
------------------------------------------------------------------------------------------------
Managed mutual fund fees                    $91      $87        $4       $261     $264       $(3)
Less:  Fees waived                            9       12        (3)        27       34        (7)
Less:  Fund expense reimbursements            2        3        (1)         7        8        (1)
------------------------------------------------------------------------------------------------
  Net managed mutual fund fees              $80      $72        $8       $227     $222       $ 5
------------------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
  Proprietary funds:
    Taxable money market funds:
      Institutions                          $12      $10        $2       $ 34     $ 33       $ 1
      Individuals                            10        9         1         29       30        (1)
    Tax-exempt money market funds             6        5         1         17       15         2
    Tax-exempt bond funds                    26       26         -         74       78        (4)
    Fixed income funds                        6        5         1         17       16         1
    Equity funds                             17       14         3         47       41         6
------------------------------------------------------------------------------------------------
      Total proprietary funds                77       69         8        218      213         5
  Other managed funds                         3        3         -          9        9         -
------------------------------------------------------------------------------------------------
      Net managed mutual fund fees          $80      $72        $8       $227     $222       $ 5
------------------------------------------------------------------------------------------------

The $11 million increase in mortgage servicing fees, compared with the prior-year period, resulted from acquisitions of mortgage servicing rights. The $13 billion residential and commercial loan servicing portfolio acquired in the August 31, 1995, Metmor transaction generated $4 million in servicing revenue in the last month of the third quarter. The Corporation expects the Metmor servicing portfolio, at current levels, to generate servicing revenue of approximately $13 million per quarter. At
September 30, 1995, the Corporation's total servicing portfolio was $51 billion, up approximately 60% compared with $32 billion at September 30, 1994.

The $3 million increase in foreign currency and securities trading fee revenue in the third quarter of 1995 was attributable to higher foreign exchange fees earned, primarily as a result of increased global custody and corporate customer activity.

The $2 million increase in credit card fee revenue in the third quarter of 1995, compared with the third quarter of 1994, primarily resulted from fee revenue generated by portfolio acquisitions and the Corporation's
CornerStone(sm) credit card product.

The $15 million pretax, or $10 million after tax, loss on the sale of securities available for sale in the third quarter of 1994 related to the disposition of securities held by Dreyfus prior to its merger with the Corporation, that did not meet the investment objectives, interest rate or credit risk characteristics required by the Corporation.

Fee revenue was $1,226 million in the first nine months of 1995, compared with $1,247 million in the prior-year period. The decrease in fee revenue in the first nine months of 1995, compared with the prior-year period, resulted from lower trust and investment management fees and lower other fee revenue in the first half of 1995, which more than offset the third quarter increases. The primary factor impacting the comparison of year-to-date other fee revenue was the Corporation's election not to offer its seasonal tax refund anticipation loan program in 1995, resulting in a $30 million decrease in other fee revenue.

OPERATING EXPENSE
-------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                      Three months ended             Nine months ended
                                           September 30,      Inc/       September 30,      Inc/
(dollar amounts in millions)               1995     1994     (Dec)       1995     1994     (Dec)
------------------------------------------------------------------------------------------------
Staff expense                              $240     $237     $   3    $   709  $   719    $ (10)
Net occupancy expense                        54       50         4        153      152        1
Professional, legal and other
  purchased services                         47       51        (4)       135      148      (13)
Equipment expense                            35       30         5        103       97        6
Business development                         33       35        (2)       103      128      (25)
Amortization of goodwill and other
  intangible assets                          24       23         1         72       73       (1)
Communications expense                       22       21         1         64       62        2
Amortization of mortgage servicing
  rights and purchased credit card
  relationships                              17        9         8         43       31       12
FDIC assessment and regulatory
  examination fees                            1       15       (14)        31       47      (16)
Other expense                                36       32         4        103       95        8
------------------------------------------------------------------------------------------------
     Operating expense before net
       revenue from acquired property
       and merger expense                   509      503         6      1,516    1,552      (36)
Net revenue from acquired property           (3)     (12)        9        (15)     (23)       8
Merger expense                                -      104      (104)         -      104     (104)
------------------------------------------------------------------------------------------------
     Total operating expense               $506     $595     $ (89)    $1,501   $1,633    $(132)
------------------------------------------------------------------------------------------------
Average full-time equivalent staff       24,200   24,400      (200)    24,200   24,100      100
------------------------------------------------------------------------------------------------
Efficiency ratio (a)                        62%      64%        (2)       63%      65%       (2)
Efficiency ratio excluding
  amortization of goodwill and other
  intangible assets                         59       61         (2)       60       62        (2)
------------------------------------------------------------------------------------------------

(a) Operating expense before net revenue from acquired property and merger expense as a percentage of revenue, computed on a taxable equivalent basis, excluding securities gains (losses).

Operating expense before net revenue from acquired property and merger expense increased $6 million in the third quarter of 1995, compared with the prior-year period. This increase primarily resulted from increases in the amortization of mortgage servicing rights and purchased credit card relationships and equipment expense. The increase in the amortization of mortgage servicing rights reflects the increase in the Corporation's mortgage servicing portfolio. The increase in equipment expense primarily reflects the internalization of certain data processing operations at The Boston Company as well as various equipment upgrades. This increase is partially offset by a reduction in expense for purchased data processing services. Primarily offsetting these increases was a $14 million decrease in the third quarter in the FDIC deposit insurance premium from $.23 to $.04 for every $100 of deposits, retroactive to June 1, 1995. Using the new rate, the FDIC premium will now be approximately $2 million per quarter, compared with approximately $13 million per quarter prior to the rate reduction. Partially offsetting this benefit will be lower fee and/or net interest revenue of approximately $2 million per quarter from cash management customers where the FDIC premium on deposits is passed through to these customers.

Operating expense before the net revenue from acquired property and merger expense totaled $1,516 million in the first nine months of 1995, compared with $1,552 million in the first nine months of 1994. The decrease primarily resulted from lower marketing expense related to the CornerStone(sm) credit card, a lower FDIC assessment charge, a reduction in professional, legal and other purchased services and lower staff expense.

-------------------------------------------------------------------------------


Merger expense of $104 million, or $79 million after tax, was recorded in the third quarter of 1994 to reflect expense associated with the Dreyfus merger. In addition, merger expense of $175 million, or $112 million after tax, was recorded in the first quarter of 1993 for expenses associated with the acquisition of The Boston Company. The tables below show expenditures through September 30, 1995.

--------------------------------------------------------------------------------------------------
MERGER EXPENSE ANALYSIS (THE DREYFUS CORPORATION)
                                                                               Expected
                                                     Expenditures             expenditures
                                                        and asset     ----------------------------
                                         Total     adjustments at     Fourth quarter     Full year
(in millions)                         expenses     Sept. 30, 1995            of 1995          1996
--------------------------------------------------------------------------------------------------
Benefit and severance programs            $ 42                $35                 $-            $7
Professional, consulting and other          27                 27                  -             -
Facilities and assets                       25                 25                  -             -
Proxy solicitation                          10                 10                  -             -
--------------------------------------------------------------------------------------------------
    Total merger expense                  $104                $97                 $-            $7
--------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------
MERGER EXPENSE ANALYSIS (THE BOSTON COMPANY)

                                                             Expenditures
                                                                and asset
                                         Total             adjustments at           Fourth quarter
(in millions)                         expenses             Sept. 30, 1995                  of 1995
--------------------------------------------------------------------------------------------------
Systems integration                       $ 67                       $ 62                      $ 5
Adjustment to The Boston Company
 credit loss reserve                        51                         51                        -
Professional and consulting                 16                         15                        1
Severance, incentive retention plan,
  relocation and travel                     12                         10                        2
Facilities expense                           8                          5                        3
Other                                       21                         19                        2
--------------------------------------------------------------------------------------------------
  Total merger expense                    $175                       $162                      $13
--------------------------------------------------------------------------------------------------


INCOME TAXES
-------------------------------------------------------------------------


The provision for income taxes totaled $304 million in the first nine months of 1995, compared with $269 million in the first nine months of 1994. The Corporation's effective tax rate for the third quarter and the first nine months of 1995 was 37% and it is currently anticipated that the effective tax rate will be approximately 37% for the foreseeable future.

ASSET/LIABILITY MANAGEMENT
-------------------------------------------------------------------------

                                                       Three months ended
                                                          September 30,
(average balances in millions)                           1995        1994
-------------------------------------------------------------------------
ASSETS:
Money market investments                              $ 1,286    $  1,466
Trading account securities                                363         351
Securities                                              4,938       5,421
Loans                                                  27,774      25,084
-------------------------------------------------------------------------
   Total interest-earning assets                       34,361      32,322
Noninterest-earning assets                              7,180       6,311
Reserve for credit losses                                (586)       (617)
-------------------------------------------------------------------------
   Total assets                                       $40,955     $38,016
-------------------------------------------------------------------------

-------------------------------------------------------------------------
FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                            $31,275     $31,510
Wholesale and purchased funds                           9,680       6,506
-------------------------------------------------------------------------
   Funds supporting total assets                      $40,955     $38,016
-------------------------------------------------------------------------

The increase in the Corporation's average assets in the third quarter of 1995, compared with the third quarter of 1994, reflects a higher level of loans. Average loans increased $2.7 billion while securities and money market investments decreased $483 million and $180 million, respectively. The increase in average loans resulted from a $900 million increase in credit card loans, including $600 million related to the CornerStone(sm) credit card product, a $700 million increase in retail loans, a $700 million increase in mortgage warehouse loans and a $500 million increase in domestic wholesale loans. The change in the mix of the Corporation's funding in the third quarter of 1995, compared with the prior-year quarter, reflects the use of wholesale and purchased funds to support loan growth.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $3.6 billion in the third quarter of 1995 from the prior-year period, primarily reflecting the increased loan levels. Average core funds decreased $235 million in the third quarter of 1995 from the prior-year period, primarily reflecting a lower level of money market and savings deposits. Core funds averaged 91% of core assets in the third quarter of 1995, down from 92% in the second quarter of 1995 and 102% in the third quarter of 1994.

Wholesale and purchased funds are defined as deposits in foreign offices and other time deposits, federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $3.2 billion compared with a year ago, primarily reflecting an increase in overnight foreign office deposits as the Corporation continued to take advantage of slightly lower-cost short-term Eurodeposit rates. As a percentage of total average assets, average wholesale and purchased funds increased to 24% in the third quarter of 1995, from 22% in the second quarter of 1995 and 17% in the prior-year period.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------


The loan portfolio increased $2,061 million, or 8%, at September 30, 1995, compared with September 30, 1994, primarily as a result of increased loan demand and the CornerStone(sm) credit card product. Loan totals at September 30, 1995, compared with September 30, 1994, reflected an $814 million increase in credit card loans, a $651 million increase in consumer mortgages and a $414 million increase in commercial and financial loans. At September 30, 1995, the composition of the loan portfolio was 52% consumer and 48% commercial.

--------------------------------------------------------------------------------------------------
                                   SEPT. 30,     June 30,     March 31,     Dec. 31,     Sept. 30,
(in millions)                           1995         1995          1995         1994          1994
--------------------------------------------------------------------------------------------------
DOMESTIC LOANS
 Commercial and financial            $10,317(a)   $10,163       $ 9,820      $10,015       $ 9,903
--------------------------------------------------------------------------------------------------
 Commercial real estate                1,505(b)     1,512         1,588        1,624         1,608
--------------------------------------------------------------------------------------------------
 Consumer credit:
  Consumer mortgage                    9,154        9,031         8,686        8,680         8,503
  Credit card                          2,799        2,766         2,423        2,381         1,985
  Other consumer credit                2,625        2,641         2,534        2,455         2,418
--------------------------------------------------------------------------------------------------
    Total consumer credit             14,578       14,438        13,643       13,516        12,906
--------------------------------------------------------------------------------------------------
 Lease finance assets                    828          807           815          815           744
--------------------------------------------------------------------------------------------------
    Total domestic loans              27,228       26,920        25,866       25,970        25,161
--------------------------------------------------------------------------------------------------
INTERNATIONAL LOANS                      845          845           830          763           851
--------------------------------------------------------------------------------------------------
    Total loans, net of unearned
      discount(c)                    $28,073      $27,765       $26,696      $26,733       $26,012
--------------------------------------------------------------------------------------------------

(a)  Includes $22 million of FDIC loss share loans.
(b)  Includes $114 million of FDIC loss share loans.
(c)  Excludes segregated assets.

Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $414 million, or 4%, at September 30, 1995, compared to September 30, 1994, primarily as a result of increases in middle market banking. Commercial and financial loans represented 37% of the total loan portfolio at September 30, 1995 and 38% at September 30, 1994. At September 30, 1995, nonperforming domestic commercial and financial loans and leases were .78% of total domestic commercial and financial loans and leases, compared with .67% at September 30, 1994. This ratio has been less than 1% for the last ten quarters.

Commercial real estate

The Corporation's $1,505 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $114 million of loans acquired in the December 1992 Meritor acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC.
Domestic commercial real estate loans decreased by $103 million, or 6%, at September 30, 1995, compared with September 30, 1994. The decrease primarily was a result of paydowns and transfers to OREO partially offset by new loan originations. Domestic commercial real estate loans were 5% of total loans at September 30, 1995, down from 6% a year earlier. Nonperforming commercial real estate loans were 2.12% of total domestic commercial real estate loans at September 30, 1995, compared with 1.98% at September 30, 1994.

--------------------------------------------------------------------------------


Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one-to-four family residential mortgages, home equity loans and personal loans secured by residential properties. At September 30, 1995, this portfolio totaled $9,154 million, up 8% from $8,503 million at September 30, 1994. The $651 million increase in this portfolio from the prior-year period primarily reflects increases in residential mortgage loans held in the residential warehouse portfolio, as well as personal loans secured by residential properties and home equity loans.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3,000,000. These loans decreased approximately $177 million from September 30, 1994, to $4.0 billion at September 30, 1995, as a result of loan sales and accelerated prepayments.

Loans secured by one-to-four family residential mortgages, primarily in the residential warehouse portfolio, increased approximately $505 million to $2.3 billion and personal loans secured by residential properties increased approximately $164 million to $1.2 billion. Home equity loans increased approximately $158 million to $1.6 billion. Nonperforming consumer mortgages were .68% of total consumer mortgages at September 30, 1995, compared with .61% at September 30, 1994.

Credit card

At September 30, 1995, credit card loans totaled $2,799 million, an $814 million, or 41%, increase from September 30, 1994. This increase primarily was driven by the CornerStone(sm) credit card product that was introduced in January 1994, as well as portfolio acquisitions. This product had total outstanding balances of $1.0 billion at September 30, 1995, $985 million at June 30, 1995 and $500 million at September 30, 1994. Credit card loans are charged-off after reaching 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 2.01% at September 30, 1995, compared with 1.96% at June 30, 1995 and .93% at September 30, 1994.

Other loans

Other consumer credit, which principally consists of installment loans, unsecured personal credit lines and student loans, increased by $207 million from September 30, 1994. This increase reflected growth in the student loan portfolio. Lease finance assets were $828 million, up from $744 million at September 30, 1994. Loans to international borrowers decreased to $845 million at September 30, 1995, from $851 million at September 30, 1994.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
--------------------------------------------------------------------------------------------
                                                                             September 30,
(in millions)                                                              1995         1994
--------------------------------------------------------------------------------------------
Commitments to extend credit                                            $18,904(a)   $14,453
Standby letters of credit and foreign guarantees                          2,974(b)     2,826
Commercial letters of credit                                                105          150
Residential mortgage loans serviced with recourse                           165          193
Custodian securities lent with indemnification
  against broker default of return of securities                         18,610       14,057
--------------------------------------------------------------------------------------------

(a) Approximately 29% of these commitments are scheduled to expire within one year, with an additional 55% scheduled to expire within five years.

(b)  Net of participations and cash collateral totaling $233 million.

CAPITAL
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA
(dollar amounts in millions,                           SEPT. 30,     June 30,      Dec. 31,    Sept. 30,
except per share amounts)                                   1995         1995          1994         1994
--------------------------------------------------------------------------------------------------------
Common shareholders' equity                               $3,693      $ 3,643       $ 3,687       $3,695
Common shareholders' equity to assets ratio                 8.81%        9.10%         9.54%        9.41%
Tangible common equity to assets ratio (a)                  6.66         6.78          7.05         6.88
Total shareholders' equity                                $4,128      $ 4,078       $ 4,122       $4,285
Total shareholders' equity to assets ratio                  9.85%       10.19%        10.67%       10.92%
Tier I capital ratio                                        8.77         8.98          9.48        10.03
Total (Tier I plus Tier II) capital ratio                  12.00        12.31         12.90        13.50
Leverage capital ratio                                      8.20         8.32          8.67         9.16
Book value per common share                               $26.13      $ 25.59       $ 25.06       $25.15
Closing common stock price                                 44.75       41.625        30.625        37.50
Market capitalization                                      6,324        5,925         4,507        5,510
--------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill, and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill, and other intangibles recorded in connection with purchase acquisitions.

The increase in the Corporation's common and total shareholders' equity at September 30, 1995, compared with June 30, 1995, primarily resulted from earnings retention offset in part by a higher level of treasury stock repurchased on the open market. The decrease in the Corporation's equity ratios from June 30, 1995, resulted from asset growth.

The decrease in the Corporation's common and total shareholders' equity at September 30, 1995, compared with September 30, 1994, resulted from the second quarter 1995 repurchase of the common stock and warrants issued in 1993 as part of the purchase price of The Boston Company and the redemption of the Corporation's $160 million Series H preferred stock. The repurchase of the common stock and warrants in the second quarter of 1995 increased earnings per common share by $.02 in the third quarter. It is anticipated that this transaction will enhance earnings per common share by approximately $.05 for the full year 1995. This transaction increased the third quarter return on common shareholders' equity by approximately 80 basis points, reduced the September 30, 1995 book value per share by $.80 and reduced the capital ratios by 50 to 60 basis points.

On July 18, 1995, the Corporation's board of directors authorized the repurchase of up to 2.5 million shares of the Corporation's common stock to be used to meet the Corporation's current and near-term common stock requirements for its stock-based benefit plans and its dividend reinvestment plan. In 1994, the Corporation authorized similar repurchases of up to 3 million shares. As of September 30, 1995, the Corporation had repurchased approximately 4.3 million shares under both programs and had reissued 2.2 million of these shares. The repurchase of the remaining 1.2 million shares under this authorization was completed in the fourth quarter of 1995.

On October 17, 1995, the board of directors of Mellon Bank Corporation authorized the repurchase of up to 8 million additional shares of the Corporation's common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions and, subject to market conditions, are expected to be completed by March 31, 1996. The Corporation expects the 8 million share repurchase to increase annualized earnings per common share by approximately $.17 and annual return on common equity by approximately 1.7 percentage points. If the transaction had been completed as of July 1, 1995, annualized return on common equity for the third quarter would have increased from 17.98% to 19.7%. After giving effect to the share repurchase, the Corporation's capital ratios will be reduced by approximately 1%. Based upon capital at September 30, 1995, the common equity ratio would have been reduced from 8.81% to approximately 7.8%, and the tangible common equity ratio would have been reduced

--------------------------------------------------------------------------------


from 6.66% to approximately 5.7%. The Corporation's capital ratios will remain well in excess of the FDIC's well-capitalized thresholds. The pro forma book value per common share at September 30, 1995, would be $24.70, down from $26.13.

Upon completion of the 8 million common share repurchase and including the repurchase of the common shares and warrants issued in The Boston Company acquisition and the common shares repurchased for benefit plans and the dividend reinvestment plan, the Corporation will have reduced through repurchases its common shares and common share equivalents by about 16 million shares, net of 2 million of shares reissued for benefit plans, representing approximately $750 million of common equity. The Corporation will have reduced through repurchases its common and preferred equity by approximately $910 million since its August 1994 merger with The Dreyfus Corporation.

The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

-----------------------------------------------------------------------
RISK-BASED AND lEVERAGE CAPITAL RATIOS                   September 30,
(dollar amounts in millions)                            1995       1994
-----------------------------------------------------------------------
Tier I capital:
 Common shareholders' equity (a)                     $ 3,710    $ 3,727
 Qualifying preferred stock                              435        590
 Other items                                              (8)        13
 Goodwill and certain other intangibles                 (853)      (929)
-----------------------------------------------------------------------
     Total Tier I capital                            $ 3,284    $ 3,401
Tier II capital                                        1,211      1,178
-----------------------------------------------------------------------
     Total qualifying capital                        $ 4,495    $ 4,579
-----------------------------------------------------------------------
Risk-adjusted assets:
 On-balance-sheet                                    $27,523    $25,482
 Off-balance-sheet                                     9,935      8,441
-----------------------------------------------------------------------
     Total risk-adjusted assets                      $37,458    $33,923
-----------------------------------------------------------------------
Average assets-leverage capital basis                $40,063    $37,117
-----------------------------------------------------------------------
Tier I capital ratio (b)                               8.77%     10.03%
Total capital ratio (b)                               12.00      13.50
Leverage capital ratio (b)                             8.20       9.16
-----------------------------------------------------------------------

(a) Regulatory guidelines require that any adjustment to shareholders' equity required by FAS No. 115 be excluded from the calculation of risk-based capital. Therefore, unrealized losses on assets classified as available for sale of $17 million and $32 million, net of tax, at September 30, 1995 and 1994, respectively, have been excluded.

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

Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. Should a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well capitalized to critically undercapitalized. For an institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at September 30, 1995. The Corporation intends to maintain the ratios of its banking subsidiaries at the well capitalized levels.

--------------------------------------------------------------------------------


When computing Tier I capital, the Corporation deducts all goodwill and certain other identifiable intangibles acquired subsequent to February 19, 1992, except mortgage servicing rights and purchased credit card relationships.

-------------------------------------------------------------------------------
                                    SEPT. 30,   June 30,   Dec. 31,   Sept. 30,
(in millions)                            1995       1995       1994        1994
-------------------------------------------------------------------------------
Goodwill                                 $787       $806       $824        $843
-------------------------------------------------------------------------------

The $56 million decrease in goodwill at September 30, 1995, compared with September 30, 1994, primarily resulted from amortization. Based upon the current level and amortization schedule, the future amortization of goodwill over the next 12 months is expected to be approximately $52 million. The future annual amortization of goodwill for the full years 1996 through 2000 is expected to remain at approximately $52 million.


-------------------------------------------------------------------------------
                                    SEPT. 30,   June 30,   Dec. 31,   Sept. 30,
(in millions)                            1995       1995       1994        1994
-------------------------------------------------------------------------------
Purchased core deposit intangible        $116       $121       $133        $138
Covenants not to compete                   26         30         38          43
Other identified intangibles               39         40         41          43
-------------------------------------------------------------------------------
  Total purchased core deposit
    and other identified intangibles     $181       $191       $212        $224
-------------------------------------------------------------------------------

Based upon the current level and amortization schedule, the future annual amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $43 million. The future annual amortization of purchased core deposit and other identified intangibles for the full years 1996 through 2000 is anticipated to be approximately $42 million, $31 million, $26 million, $26 million and $14 million, respectively.


-------------------------------------------------------------------------------
                                    SEPT. 30,   June 30,   Dec. 31,   Sept. 30,
(in millions)                            1995       1995       1994        1994
-------------------------------------------------------------------------------
Mortgage servicing rights                $544       $336       $292        $266
Purchased credit card relationships        93         96         60          57
-------------------------------------------------------------------------------
  Total mortgage servicing rights and
    purchased credit card relationships  $637       $432       $352        $323
-------------------------------------------------------------------------------

During the quarter, $227 million of servicing rights were capitalized in connection with both mortgage servicing portfolio purchases and loan originations, including $186 million from the Metmor acquisition. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $14 million in the third quarter. The estimated fair value of capitalized mortgage servicing rights was $608 million at September 30, 1995.

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

LIQUIDITY AND DIVIDENDS
--------------------------------------------------------------------------------


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

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $230 million during the first nine months of 1995 to $2,515 million at September 30, 1995. The increase reflected $2,381 million of net cash provided by financing activities partially offset by $1,879 million of net cash used in investing activities and $287 million of net cash used by operating activities. Net cash provided by financing activities primarily reflected increases in customer deposits and short-term borrowings. Net cash used in investing activities principally reflected a net increase in loans and money market investments.

Included in noncash charges and credits is the amortization expense of goodwill, core deposit and other identified intangibles that the Corporation has recorded as a result of accounting for business combinations under the purchase method of accounting. Had the Corporation accounted for these transactions under the pooling of interests method of accounting, these intangibles and their related amortization would not have been reported. Net income applicable to common stock, excluding the after-tax impact of the amortization of these intangibles, is shown in the table below:

-----------------------------------------------------------------------------------------------------------
                                                                   Three months ended     Nine months ended
                                                                      September 30,         September 30,
(in millions)                                                        1995       1994       1995       1994
-----------------------------------------------------------------------------------------------------------
Net income applicable to common stock
 excluding the Dreyfus merger-related expenses                       $166       $152       $488       $436
After-tax impact of amortization of intangibles
 from purchase acquisitions                                            18         16         55         56
-----------------------------------------------------------------------------------------------------------
   Total                                                             $184       $168       $543       $492
-----------------------------------------------------------------------------------------------------------

Contractual maturities of the Corporation's term debt were $100 million in the third quarter of 1995. Contractual maturities of term debt will total $200 million in the fourth quarter of 1995 and $20 million in 1996. The Corporation expects to fund its debt maturities with a combination of cash presently on hand, other internal funding sources and, if necessary, with the proceeds from additional public and/or private issuance of securities. At September 30, 1995, the Corporation's senior debt was rated "A2" by Moody's and "A" by Standard and Poor's and the subordinated debt for Mellon Bank, N.A., the Corporation's principal banking subsidiary was rated "A2" by Moody's and "A" by Standard and Poor's.

During the third quarter, the Corporation's $1.5 billion debt shelf registration statement was declared effective by the Securities and Exchange Commission. The issuance of any debt securities from this debt shelf registration will depend on future market conditions, funding needs and other factors.

-------------------------------------------------------------------------------


The Corporation paid $211 million in common stock dividends in the first nine months of 1995, compared with $128 million in the prior-year period. In addition, the Corporation paid $29 million in dividends on its outstanding shares of preferred stock in the first nine months of 1995, compared with $46 million in the first nine months of 1994. The common stock dividend payout ratio was 43% in the third quarter of 1995. In the third quarter of 1994, the board of directors of the Corporation declared both the third and fourth quarter common dividends. The common stock dividend payout ratio was 68% in the third quarter of 1994 excluding the fourth quarter dividend.

On October 17, 1995, the board of directors of the Corporation approved a 10% increase in the quarterly common dividend to $.55 per share, payable on November 15, 1995. Based upon the new quarterly common stock dividend rate of $.55 per share and current shares outstanding, annualized dividend requirements for the common and preferred stock would be approximately $350 million. The 8 million share repurchase will reduce the cash requirement for the Corporation's annual common stock dividend by approximately $18 million.

The parent Corporation's principal sources of cash are dividends and interest from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 17 in the Corporation's 1994 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to September 30, 1995, of up to approximately $547 million, less any dividends declared and plus or minus net profits or losses, as defined, between October 1, 1995, and the date of any such dividend declaration.

The national bank subsidiaries declared dividends to the parent Corporation of $301 million in the first nine months of 1995, $366 million in the full-year 1994 and $185 million in 1993. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $21 million in the first nine months of 1995, $122 million in the full-year 1994 and $116 million in 1993. In addition, in the second quarter of 1995 Mellon Bank, N.A. returned $300 million of capital to the parent Corporation.


INTEREST RATE SENSITIVITY ANALYSIS
-------------------------------------------------------------------------------


The Corporation actively manages its interest rate sensitivity position through the use of on- and off-balance-sheet financial instruments, in order to maintain an appropriate balance between the repricing characteristics of its assets and liabilities. Financial instruments that the Corporation uses to manage interest rate sensitivity include securities classified as available for sale, money market assets, interest rate swaps, futures and forwards, and interest rate caps and floors. The interest rate sensitivity table on page 29 shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at September 30, 1995. The data are based upon contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds.

At September 30, 1995, the Corporation had an asset-sensitive interest rate risk position at the one-year repricing period. Generally, an asset-sensitive gap indicates that rising interest rates could positively affect net interest revenue, and falling rates could negatively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice at the same time or to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

------------------------------------------------------------------------------

The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive in the amount of $4.9 billion, or 11.7% of total assets, at September 30, 1995. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $1.5 billion in this cumulative asset-sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to an asset-sensitive amount of $3.4 billion, or 8.1% of total assets. The Corporation uses off-balance-sheet instruments primarily to convert fixed-rate long-term deposits to variable-rate deposits that generally reprice quarterly. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of approximately $1.5 billion to accomplish this objective. Correspondingly, the Corporation would also have had to acquire a comparable amount of wholesale funds in order to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

The Corporation's principal method of managing interest rate sensitivity is through modeling, which is a more relevant method of measuring interest rate risk than the less sophisticated interest rate sensitivity table. In order to measure the effects of interest rate fluctuations on the Corporation's net interest margin, management simulates the potential effects of changing interest rates, incorporating both the current gap position and the expected magnitude of the repricing of specific asset and liability categories. The simulation analysis of the impact of a 50 basis point, 100 basis point and 200 basis point upward or downward movement in interest rates is shown in the following table. This analysis was done assuming earning asset levels at September 30, 1995, remained constant, that the level of loan fees remains unchanged and excludes the impact of interest receipts on nonperforming loans recognized in interest revenue. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the September 30, 1995 levels. The simulated impact of rate changes shown in the following table is compared to the third quarter actual results annualized.

INTEREST RATE SENSITIVITY ANALYSIS
------------------------------------------------------------------------------

                                                     Movements in interest rates from September 30, 1995 rates
--------------------------------------------------------------------------------------------------------------
Anticipated impact in the next 12 months              Increase                             Decrease
  compared with third quarter 1995          -----------------------------        -----------------------------
  actual results annualized:                +50bp      +100bp      +200bp        -50bp      -100bp      -200bp
                                            ------------------------------------------------------------------
  Net interest revenue inc/(dec)               -%       (.1)%       (.2)%        (.4)%       (.7)%      (2.3)%
  Return on common equity
    inc/(dec)                                  -%         - %       (.1)%        (.1)%       (.2)%       (.6)%
  Earnings per share inc/(dec)                $-      $(.01)      $(.01)       $(.02)      $(.05)      $(.15)
--------------------------------------------------------------------------------------------------------------

The anticipated impact on net interest revenue over the next twelve months of either an upward or downward change in interest rates is generally negative compared to third quarter 1995 actual results annualized. The impact on net interest revenue under the 50, 100 and 200 basis point increase scenarios primarily results from short-term liabilities repricing more quickly than certain adjustable rate assets. The Corporation has approximately $4.4 billion of adjustable rate assets that have an interest rate cap feature that limits the interest rate increase to 100 or 200 basis points every 12 months. The decrease in net interest revenue under the 50, 100 and 200 basis point decrease scenarios is consistent with the Corporation's asset-sensitive gap position at September 30, 1995.

------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY GAP AT SEPTEMBER 30, 1995

                                                                          Repricing period
                                                 ---------------------------------------------------------------------
                                                 0-30        31-90       91-180      181-365          1-5       Over 5
(dollar amounts in millions)                     days         days         days         days        years        years        Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Money market investments                    $ 1,320      $    26      $    20      $     2      $     2      $     -      $ 1,370
  Trading account securities                      302            -            -            -            -            -          302
  Securities                                    1,239          371          722          928        1,011        1,194        5,465
  Loans                                        11,682        5,584        2,846        1,717        3,866        2,378       28,073
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets             $14,543      $ 5,981      $ 3,588      $ 2,647      $ 4,879      $ 3,572      $35,210
Funds supporting interest-
 earning assets:
  Interest-bearing deposits                   $ 5,864      $ 6,227      $ 2,698      $ 1,527      $ 2,720      $ 3,751      $22,787
  Other borrowed funds                          3,456          854          373          235            -          117        5,035
  Notes and debentures (with original
    maturities over one year)                       6          200           20            -          631          785        1,642
  Noninterest-bearing liabilities                 108           21          205           71            -        5,341        5,746
-----------------------------------------------------------------------------------------------------------------------------------
    Total funds supporting
      interest-earning assets                 $ 9,434      $ 7,302      $ 3,296      $ 1,833      $ 3,351      $ 9,994      $35,210
-----------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                  $ 5,109      $(1,321)     $   292      $   814      $ 1,528      $(6,422)     $     -
-----------------------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments                 $(2,210)     $(1,234)     $   867      $ 1,076      $ 1,420      $    81      $     -
-----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                 $ 2,899      $(2,555)     $ 1,159      $ 1,890      $ 2,948      $(6,341)     $     -
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                $ 2,899      $   344      $ 1,503      $ 3,393      $ 6,341      $     -      $     -
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets                                 6.9%         0.8%         3.6%         8.1%        15.1%
-----------------------------------------------------------------------------------------------------------------------------------

Note: Repricing periods for securities, loans, interest-bearing deposits, noninterest-bearing liabilities and off-balance-sheet instruments are based upon contractual maturities, where applicable, as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment, repricing and withdrawal patterns of certain assets and liabilities.

OFF-BALANCE-SHEET RISK

The Corporation offers off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with an ongoing source of fee revenue. The Corporation also enters into these transactions to manage its own risks arising from movements in interest and currency rates and as part of its proprietary trading and funding activities. These off-balance-sheet instruments are subject to credit and market risk. Credit risk is limited to the estimated aggregate replacement cost of contracts in a gain position, should counterparties fail to perform under the terms of those contracts and any underlying collateral proves to be of no value. Credit risk is managed by subjecting the counterparties to the Corporation's credit approval and monitoring policies and procedures. Counterparty limits are monitored on an ongoing basis. Credit risk is further mitigated by contractual agreements to net replacement cost gains and losses on multiple transactions with the same counterparty through the use of master netting agreements. The Corporation has master netting agreements in place with the vast majority of its counterparties. Market risk arises from changes in the market value of contracts as a result of the fluctuations in interest and currency rates. The Corporation limits its exposure to market risk by entering into generally matching or offsetting positions and by establishing and monitoring limits on unmatched positions.

--------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE
RISK AT SEPTEMBER 30, 1995

------------------------------------------------------------------------------------------------
                                                                                       Total at
                                                                                       Sept. 30,
(notional amounts in millions)  1995      1996      1997     1998      1999     2000+      1995
------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
  Notional amount               $ 58    $  267    $  160    $  15    $2,125   $  400     $3,025
  Weighted average rate:
    Receive                     6.05%     5.34%     6.36%    5.22%     5.29%    6.32%      5.50%
    Pay                         5.82%     5.93%     5.91%    5.94%     5.87%    5.95%      5.89%

Receive fixed/pay floating
 indexed amortizing swaps: (b)
  Notional value                $914    $1,410    $  549    $ 181    $  148   $  519     $3,721
  Weighted average rate:
    Receive                     5.83%     4.64%     6.71%    7.13%     7.13%    7.19%      5.81%
    Pay                         5.91%     5.90%     5.92%    5.93%     5.93%    5.93%      5.91%

Pay fixed/receive floating
 generic swaps: (a)
  Notional amount               $  1    $   20    $2,128    $  18    $    2   $   10     $2,179
  Weighted average rate:
    Receive                     7.35%     6.23%     5.87%    2.17%     7.35%    6.16%      5.84%
    Pay                         8.41%     9.45%     4.75%    5.26%     8.41%    6.49%      4.81%

Other products (c)              $  5    $  512    $  100    $   4    $    2   $  103     $  726
------------------------------------------------------------------------------------------------
   Total notional amount        $978    $2,209    $2,937    $ 218    $2,277   $1,032     $9,651
------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based on interest rate indices.
(b) Amortizing swaps' notional amounts and lives change, based on certain interest rate indices.
    Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly.
(c) Average rates are not meaningful for these products.

The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $9.7 billion at September 30, 1995, a decrease of $648 million, $1.7 billion and $3.0 billion from June 30, 1995, December 31, 1994 and September 30, 1994, respectively. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities in order to assess its impact on the net interest margin. As discussed on pages 27 and 28, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $4.9 billion, before the utilization of these instruments, to a cumulative one-year asset-sensitive position of $3.4 billion at September 30, 1995.

The table on the following page presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments.

----------------------------------------------------------------------------

----------------------------------------------------------------------------
(notional amounts in millions)                            September 30, 1995
----------------------------------------------------------------------------
Instruments associated with deposits                                  $7,481
Instruments associated with other liabilities                            670
Instruments associated with loans                                      1,500
----------------------------------------------------------------------------
  Total notional amount                                               $9,651
----------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest expense of less than $1 million in the third quarter and $3 million in the first nine months of 1995, compared with interest revenue of $23 million and $109 million in the third quarter and first nine months of 1994. The lower net interest revenue impact in the 1995 periods, compared with the 1994 periods, resulted from the effect of an increase in interest rates. The Corporation's analysis using current interest rate scenarios indicates that off-balance-sheet instruments will have a positive impact of approximately $1 million on the net interest margin in the fourth quarter of 1995.

The Corporation periodically issues notes and debentures for general corporate purposes, including the funding of debt maturities. Included in the tables on page 31 and above is a $250 million forward rate agreement carried by the Corporation to lock in the cost of a 10-year debt issuance expected to be issued in the first half of 1996.

The Corporation did not terminate any interest rate agreements used for interest rate risk management purposes, in the first nine months of 1995. Terminations of interest rate swaps in 1994 resulted in the amortization of less than $1 million of net deferred gains into net interest revenue in the first nine months of 1995. These gains were amortized over the remaining period of the original hedge, which was less than one year.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at September 30, 1995, was a negative $26 million, compared with a negative $39 million at June 30, 1995. This improvement was consistent with the slight decrease in long-term interest rates during the third quarter of 1995, which had the corresponding effect of decreasing the fair value of on-balance-sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR OTHER THAN INTEREST RATE RISK MANAGEMENT PURPOSES

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps and interest rate caps and floors, to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. These instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses the instruments previously mentioned, as well as futures and forward contracts, as part of its proprietary trading account activities. In the third quarter and first nine months of 1995, the Corporation recorded $21 million and $70 million of fee revenue from these activities, compared with $18 million and $54 million in the third quarter and first nine months of 1994, primarily from foreign exchange contracts entered into on behalf of customers. The total notional values of these contracts were

----------------------------------------------------------------------------


$39 billion at September 30, 1995, $37 billion at June 30, 1995 and $34 billion at September 30, 1994, and are included on the "Off-balance-sheet instruments used for other than interest rate risk management purposes" table below. The total credit risk of contracts used for other than interest rate risk management purposes, which is included in "Other assets" in the balance sheet, was $578 million at September 30, 1995.

The Corporation measures the effects of interest rate and currency value fluctuations on the portfolio used for other than interest rate risk management through modeling. Because the Corporation generally matches or offsets positions, the analyses indicate that even a severe one day movement in interest rates or foreign currency values would impact net income by less than $1 million. For additional information on off-balance-sheet financial instruments, see note 19 in the Corporation's 1994 Annual Report on Form 10-K.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST RATE RISK MANAGEMENT PURPOSES
-----------------------------------------------------------------------------

                                                            September 30,
(notional amounts in millions)                             1995      1994
-------------------------------------------------------------------------
Interest rate agreements (a):
    Interest rate swaps                                  $8,925   $12,231
    Options, caps and floors purchased (b)                  464       356
    Futures and forward contracts                           262        71
Other products                                               84        15
-------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty has defaulted. Credit risk associated with interest rate agreements was $7 million at September 30, 1995.
(b) At September 30, 1995, there were no options, caps or floors written. Options, caps and floors purchased and written are aggregated for September 30, 1994.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR OTHER THAN INTEREST RATE RISK MANAGEMENT PURPOSES
-------------------------------------------------------------------------

                                                            September 30,
 (notional amounts in millions)                            1995      1994
-------------------------------------------------------------------------
Foreign currency contracts (a):
    Commitments to purchase                             $14,214   $10,901
    Commitments to sell                                  14,327    10,988
Foreign currency and other option contracts written         306       412
Foreign currency and other option contracts purchased       340       720
Futures and forward contracts                             1,511     1,156
Interest rate agreements (a):
    Interest rate swaps                                   4,550     4,482
    Options, caps and floors purchased                    1,943     4,924(b)
    Options, caps and floors written                      1,835         -(b)
    Forward rate agreements                                 296         -
-------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty has defaulted. Credit risk associated with foreign currency contracts and interest rate agreements was $537 million and $41 million, respectively, at September 30, 1995.
(b) Options, caps and floors purchased and written are aggregated for September 30, 1994.

NONPERFORMING ASSETS
-------------------------------------------------------------------------------

                                                SEPT. 30,   June 30,  March 31,   Dec. 31,  Sept. 30,
(dollar amounts in millions)                         1995       1995       1995       1994       1994
-----------------------------------------------------------------------------------------------------
Nonperforming loans                                  $183       $199       $156       $151       $156
Acquired property, net of the OREO reserve             78         77         87         88        104
-----------------------------------------------------------------------------------------------------
  Total nonperforming assets (a)                     $261       $276       $243       $239       $260
-----------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans   .65%       .72%       .58%       .56%       .60%
Total nonperforming assets as a percentage of
  total loans and net acquired property              .93%       .99%       .91%       .89%       .99%
-----------------------------------------------------------------------------------------------------

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

At September 30, 1995, nonperforming assets totaled $261 million, a decrease of $15 million compared with June 30, 1995, as a result of a lower level of nonperforming loans. Total nonperforming loans decreased $16 million as repayments, returns to accrual status and credit losses more than offset additions. Total nonperforming assets increased $1 million compared with September 30, 1994, as an increase in nonperforming loans was substantially offset by a decrease in acquired property.

On January 1, 1995, the Corporation adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." See note 2 in the Notes to Financial Statements for a further discussion of FAS Nos. 114 and 118. A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At September 30, 1995, the Corporation's impaired loans totaled $183 million, which was equal to the nonperforming loans total. Included in these impaired loans were $79 million which has a related impairment reserve of $13 million, and $104 million that does not have a related reserve as a result of interest payments applied to reduce principal or credit losses previously taken on these loans. Average impaired loans during the third quarter and first nine months of 1995 were $193 million and $175 million, respectively. During the quarter, the Corporation recognized $5 million of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

Acquired property consists of OREO and other assets acquired in connection with loan settlements. Acquired property totaled $78 million at September 30, 1995, compared with $77 million at June 30, 1995, and $104 million at September 30, 1994. The decrease from September 30, 1994 resulted from sales.

-------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
NONPERFORMING AND PAST-DUE ASSETS (a)              SEPT. 30,     June 30,    March 31,     Dec. 31,    Sept. 30,
(dollar amounts in millions)                            1995         1995         1995         1994         1994
----------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                              $ 87         $ 92         $ 55         $ 61         $ 62
  Commercial real estate                                  31           39           34           25           29
  Consumer credit:
     Consumer mortgage                                    62           59           58           56           51
     Other consumer credit                                 2            2            2            -            1
----------------------------------------------------------------------------------------------------------------
       Total domestic nonaccrual loans                   182          192          149          142          143
International nonaccrual loans                             -            -            -            1            1
----------------------------------------------------------------------------------------------------------------
       Total nonaccrual loans                            182          192          149          143          144
----------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                 -            4            4            5            9
  Commercial real estate                                   1            3            3            3            3
----------------------------------------------------------------------------------------------------------------
       Total domestic restructured loans                   1            7            7            8           12
----------------------------------------------------------------------------------------------------------------
Total nonperforming loans:
  Domestic                                               183          199          156          150          155
  International                                            -            -            -            1            1
----------------------------------------------------------------------------------------------------------------
       Total nonperforming loans (b)                     183          199          156          151          156
----------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                    99           98          112          116          133
  Reserve for real estate acquired                       (21)         (21)         (26)         (29)         (30)
----------------------------------------------------------------------------------------------------------------
      Net real estate acquired                            78           77           86           87          103
  Other assets acquired                                    -            -            1            1            1
----------------------------------------------------------------------------------------------------------------
      Total acquired property                             78           77           87           88          104
----------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                        $261         $276         $243         $239         $260
----------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
      Domestic commercial and financial loans
       and leases                                        .78%         .87%         .55%         .60%         .67%
      Domestic commercial real estate loans             2.12         2.80         2.31         1.73         1.98
      Domestic consumer mortgage loans                   .68          .66          .67          .64          .61
      Total loans                                        .65          .72          .58          .56          .60
Nonperforming assets as a percentage of
  total loans and net acquired property                  .93          .99          .91          .89          .99
----------------------------------------------------------------------------------------------------------------

Loans 90 days or more past due:
    Consumer:
      Mortgages                                         $ 32         $ 32         $ 32         $ 27         $ 19
        Ratio (c)                                        .35%         .36%         .37%         .31%         .24%
      Credit card                                         56           54           44           32           19
        Ratio (c)                                       2.01%        1.96%        1.82%        1.35%         .93%
      Student - Government guaranteed                     39           32           30           36           41
        Ratio (c)                                       2.78%        2.36%        2.22%        2.72%        3.22%
      Other consumer                                       1            1            1            1            1
        Ratio (c)                                        .07%         .08%         .09%         .07%         .09%
----------------------------------------------------------------------------------------------------------------
          Total Consumer                                $128         $119         $107         $ 96         $ 80
            Ratio (c)                                    .87%         .82%         .78%         .71%         .63%
    Commercial                                             6            6            9           10           45
----------------------------------------------------------------------------------------------------------------
      Total past-due loans                              $134         $125         $116         $106         $125
----------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes $103 million, $113 million, $69 million, $58 million and $60 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.
(c) 90 days past due as a percentage of respective period-end loan portfolios.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED SEPTEMBER 30 (a)
                                                            Domestic
                                             ---------------------------------------                                Total
                                              Commercial    Commercial      Consumer                         -------------------
(in millions)                                & Financial   Real Estate        Credit      International      1995           1994
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period           $96           $42           $61           $ -           $199           $155
  Acquired from Glendale Bancorporation                -             -             -             -              -             13
  Additions                                            5             2            15             -             22             57
  Payments (b)                                        (4)           (2)           (8)            -            (14)           (34)
  Return to accrual status                            (3)           (4)           (1)            -             (8)           (16)
  Credit losses                                       (7)           (1)           (1)            -             (9)           (16)
  Transfers to acquired property                       -            (5)           (2)            -             (7)            (3)
--------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at September 30                  $87           $32           $64           $ -           $183           $156
--------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE NINE MONTHS ENDED SEPTEMBER 30 (a)
                                                           Domestic
                                             ---------------------------------------                                Total
                                              Commercial    Commercial      Consumer                         -------------------
(in millions)                                & Financial   Real Estate        Credit     International       1995           1994
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period           $66           $28           $56           $ 1           $151           $202
  Acquired from Glendale Bancorporation                -             -             -             -              -             13
  Additions                                           89            24            39             -            152            143
  Payments (b)                                       (46)           (4)          (13)           (1)           (64)           (83)
  Return to accrual status                           (10)           (4)           (6)            -            (20)           (68)
  Credit losses                                      (11)           (7)           (5)            -            (23)           (43)
  Transfers to acquired property                      (1)           (5)           (7)            -            (13)            (8)
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at September 30                  $87           $32           $64           $ -           $183           $156
--------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.



-------------------------------------------------------------------------------

ADDITIONAL NONPERFORMING LOAN DATA (a)                          September 30,
(dollar amounts in millions)                                  1995         1994
-------------------------------------------------------------------------------
Book balance                                                  $183         $156
Contractual balance of nonperforming loans                     226          218
Book balance as a percentage of
  contractual balance                                          81%          72%
Interest receipts applied to reduce principal
  Third quarter                                               $  -         $  -
  Year-to-date                                                   3            5
Interest receipts recognized in interest revenue
  Third quarter                                                  5            3
  Year-to-date                                                  11            8
-------------------------------------------------------------------------------

(a) Excludes segregated assets.

-------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                             Three months ended      Nine months ended
                                                                           September 30,            September 30,
(in millions)                                                            1995       1994          1995       1994
-----------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                      $77       $108           $87       $138
OREO acquired from Glendale Bancorporation                                  -          3             -          3
Foreclosures                                                                9          5            19         11
Sales                                                                      (8)       (13)          (30)       (44)
Write-downs, credit losses, OREO
  provision and other                                                       -          -             2         (5)
-----------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                             78        103            78        103
Other acquired assets                                                       -          1             -          1
-----------------------------------------------------------------------------------------------------------------
Total acquired property at end of period, net of the OREO reserve (a)     $78       $104           $78       $104
-----------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.

The Corporation recognizes any estimated potential decline in the value of OREO between appraisal dates on a property-by-property basis through periodic additions to the OREO reserve. Write-downs charged against this reserve are taken when OREO is sold at a loss or upon the receipt of appraisals that indicate a deterioration in the fair value of the property. Activity in the Corporation's OREO reserve is presented in the following table.

-----------------------------------------------------------------------------------------------------------------
RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                         Three months ended     Nine  months ended
                                                                           September 30,           September 30,
(in millions)                                                            1995       1994          1995       1994
-----------------------------------------------------------------------------------------------------------------
Beginning balance                                                         $21        $31           $29        $37
Write-downs on real estate acquired                                         -         (1)           (2)        (7)
Provision                                                                   -          -            (6)         -
-----------------------------------------------------------------------------------------------------------------
Ending balance                                                            $21        $30           $21        $30
-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED INCOME STATEMENT

Mellon Bank Corporation (and its subsidiaries)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Nine months ended
                                                                                                               --------------------
                                                                                                               SEPT. 30,  Sept. 30,
(in millions, except per share amounts)                                                                             1995       1994
-----------------------------------------------------------------------------------------------------------------------------------
Interest revenue       Interest and fees on loans (loan fees of $55, $65, $20, $19, $16, $22 and $18)             $1,815     $1,371
                       Interest-bearing deposits with banks                                                           25         26
                       Federal funds sold and securities under resale agreements                                      27         21
                       Other money market investments                                                                  1          4
                       Trading account securities                                                                     15         19
                       Securities                                                                                    235        213
                       ------------------------------------------------------------------------------------------------------------
                           Total interest revenue                                                                  2,118      1,654
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense       Deposits in domestic offices                                                                  491        312
                       Deposits in foreign offices                                                                   161         51
                       Federal funds purchased and securities under repurchase agreements                             94         46
                       Other short-term borrowings                                                                   117         55
                       Notes and debentures                                                                           89         83
                       ------------------------------------------------------------------------------------------------------------
                           Total interest expense                                                                    952        547
-----------------------------------------------------------------------------------------------------------------------------------
Net interest               Net interest revenue                                                                    1,166      1,107
revenue                Provision for credit losses                                                                    70         55
                       ------------------------------------------------------------------------------------------------------------
                           Net interest revenue after provision for losses                                         1,096      1,052
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest            Trust and investment management fees                                                          677        729
revenue                Cash management and deposit transaction charges                                               144        148
                       Mortgage servicing fees                                                                        82         54
                       Foreign currency and securities trading                                                        73         54
                       Credit card fees                                                                               62         51
                       Other income                                                                                  188        211
                       ------------------------------------------------------------------------------------------------------------
                           Total fee revenue                                                                       1,226      1,247
                       Gains (losses) on sale of securities                                                            -         (5)
                       ------------------------------------------------------------------------------------------------------------
                           Total noninterest revenue                                                               1,226      1,242
-----------------------------------------------------------------------------------------------------------------------------------
Operating              Staff expense                                                                                 709        719
expense                Net occupancy expense                                                                         153        152
                       Professional, legal and other purchased services                                              135        148
                       Equipment expense                                                                             103         97
                       Amortization of goodwill and other intangible assets                                           72         73
                       FDIC assessment and regulatory examination fees                                                31         47
                       Amortization of mortgage servicing rights and purchased
                         credit card relationships                                                                    43         31
                       Other expense                                                                                 270        285
                       Net revenue from acquired property                                                            (15)       (23)
                       Securities lending charge                                                                       -          -
                       Merger expense                                                                                  -        104
                       ------------------------------------------------------------------------------------------------------------
                           Total operating expense                                                                 1,501      1,633
-----------------------------------------------------------------------------------------------------------------------------------
Income                     Income before income taxes                                                                821        661
                       Provision for income taxes                                                                    304        269
                       ------------------------------------------------------------------------------------------------------------
                           Net income                                                                                517        392
                       Dividends on preferred stock                                                                   29         45
                       ------------------------------------------------------------------------------------------------------------
                           Net income applicable to common stock                                                  $  488     $  347
                       ------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Per common share       Primary net income                                                                         $ 3.32     $ 2.35
                       Fully diluted net income                                                                   $ 3.30     $ 2.35
                       ------------------------------------------------------------------------------------------------------------

           See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------
                         Three months ended
--------------------------------------------------------------------------
SEPT. 30,         June 30,       March 31,        Dec. 31,       Sept. 30,
     1995             1995            1995            1994            1994
--------------------------------------------------------------------------
     $623            $ 609           $ 583            $555            $491
       10                8               7               8               8
        8                8              11               9               7
        -                1               -               2               1
        6                3               6               5               6
       80               77              78              77              80
--------------------------------------------------------------------------
      727              706             685             656             593
--------------------------------------------------------------------------
      169              169             153             135             120
       58               51              52              41              25
       32               33              29              30              23
       44               39              34              22              22
       32               29              28              27              27
--------------------------------------------------------------------------
      335              321             296             255             217
--------------------------------------------------------------------------
      392              385             389             401             376
       30               20              20              15              15
--------------------------------------------------------------------------
      362              365             369             386             361
--------------------------------------------------------------------------
      233              225             219             224             232
       49               48              47              49              49
       32               25              25              24              21
       24               25              24              22              21
       21               22              19              21              19
       63               60              65              65              57
--------------------------------------------------------------------------
      422              405             399             405             399
        -                1              (1)              -             (15)
--------------------------------------------------------------------------
      422              406             398             405             384
--------------------------------------------------------------------------
      240              229             240             237             237
       54               48              51              54              50
       47               50              38              62              51
       35               34              34              35              30
       24               24              24              25              23
        1               15              15              16              15

       17               13              13               9               9
       91               95              84              85              88
       (3)              (8)             (4)             (5)            (12)
        -                -               -             223               -
        -                -               -               -             104
--------------------------------------------------------------------------
      506              500             495             741             595
--------------------------------------------------------------------------
      278              271             272              50             150
      103               99             102               9              72
--------------------------------------------------------------------------
      175              172             170              41              78
        9               10              10              30              15
--------------------------------------------------------------------------
     $166            $ 162           $ 160           $  11           $  63
--------------------------------------------------------------------------

--------------------------------------------------------------------------
    $1.15            $1.09           $1.08           $ .07           $ .42
--------------------------------------------------------------------------
    $1.14            $1.09           $1.07           $ .07           $ .42
--------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     SEPT. 30,         Dec. 31,         Sept. 30,
              (dollar amounts in millions)                                                1995             1994              1994
---------------------------------------------------------------------------------------------------------------------------------
Assets        Cash and due from banks                                                 $  2,515         $  2,285          $  2,222
              Interest-bearing deposits with banks                                         692              429               472
              Federal funds sold and securities under resale agreements                    594              383               513
              Other money market investments                                                84               48                40
              Trading account securities                                                   302               71               310
              Securities available for sale                                              2,276            1,881             2,847
              Investment securities (approximate fair value
                of $3,211, $3,033 and $3,130)                                            3,189            3,244             3,301
              Loans, net of unearned discount of $56, $62 and $72                       28,073           26,733            26,012
              Reserve for credit losses                                                   (574)            (607)             (611)
              Customers' acceptance liability                                              231              234               219
              Premises and equipment                                                       550              558               546
              Acquired property, net of reserves of $21, $29 and $30                        78               88               104
              Goodwill and other intangibles                                               968            1,036             1,067
              Mortgage servicing rights and purchased
                credit card relationships                                                  637              352               323
              Other assets                                                               2,292            1,909             1,886
              -------------------------------------------------------------------------------------------------------------------
                    Total assets                                                       $41,907          $38,644           $39,251
---------------------------------------------------------------------------------------------------------------------------------
Liabilities   Noninterest-bearing deposits in domestic offices                         $ 6,524         $  5,979          $  5,728
              Interest-bearing deposits in domestic offices                             17,410           18,121            18,244
              Interest-bearing deposits in foreign offices                               5,377            3,470             3,160
              -------------------------------------------------------------------------------------------------------------------
                    Total deposits                                                      29,311           27,570            27,132
              Federal funds purchased and securities under
                repurchase agreements                                                    1,900            2,023             2,591
              Term federal funds purchased                                               1,075              333               234
              U.S. Treasury tax and loan demand notes                                      450              567               939
              Commercial paper                                                              99              178               242
              Other funds borrowed                                                       1,511              371               509
              Acceptances outstanding                                                      231              234               219
              Other liabilities                                                          1,560            1,678             1,528
              Notes and debentures (with original maturities over one year)              1,642            1,568             1,572
              -------------------------------------------------------------------------------------------------------------------
                    Total liabilities                                                   37,779           34,522            34,966
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Preferred stock                                                              435              435               590
equity        Common shareholders' equity:
               Common stock - $.50 par value
                Authorized - 200,000,000 shares
                Issued - 147,165,480; 147,165,480; and 146,934,696 shares                   74               74                73
              Additional paid-in capital                                                 1,846            1,851             1,844
              Retained earnings                                                          2,039            1,780             1,773
              Warrants                                                                       -               37                37
              Net unrealized loss on assets
                available for sale (net of taxes)                                          (17)             (55)              (32)
              Treasury stock of 5,856,254; - ; and - shares, at cost                      (249)               -                 -
              -------------------------------------------------------------------------------------------------------------------
                    Total common shareholders' equity                                    3,693            3,687             3,695
              -------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                           4,128            4,122             4,285
              -------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                         $41,907          $38,644           $39,251
              -------------------------------------------------------------------------------------------------------------------

              See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Bank Corporation (and its subsidiaries)
-------------------------------------------------------------------------------

                                                                                               Nine months ended
                                                                                                 September 30,
                            (in millions)                                                      1995         1994
----------------------------------------------------------------------------------------------------------------
Cash flows from             Net income                                                         $517         $392
operating activities        Adjustments to reconcile net income to net
                             cash provided by (used in) operating activities:
                              Amortization of goodwill and other intangible assets               72           73
                              Amortization of mortgage servicing rights and
                                purchased credit card relationships                              43           31
                              Depreciation and other amortization                                79           71
                              Deferred income tax expense                                       114           38
                              Provision for credit losses                                        70           55
                              Provision for real estate acquired and other losses                (4)           1
                              Merger expense                                                      -          104
                              Net gains on dispositions of acquired property                     (9)         (24)
                              Net increase in accrued interest receivable                       (40)         (39)
                              Net increase in trading account securities                       (229)        (192)
                              Net increase in accrued interest payable,
                                net of amounts prepaid                                           47           35
                              Net (increase) decrease in residential mortgages held for sale   (473)         188
                              Net decrease in other operating activities                       (474)         (51)
                              ----------------------------------------------------------------------------------
                                Net cash provided by (used in) operating activities            (287)         682
----------------------------------------------------------------------------------------------------------------
Cash flows from             Net (increase) decrease in term deposits and other money market
investing activities         investments                                                       (299)         680
                            Net (increase) decrease in federal funds sold and
                             securities under resale agreements                                (211)          61
                            Funds invested in securities available for sale                  (4,274)      (9,838)
                            Proceeds from sales of securities available for sale              1,668        2,370
                            Proceeds from maturities of securities available for sale         2,279        7,718
                            Funds invested in investment securities                            (170)      (1,408)
                            Proceeds from maturities of investment securities                   221          381
                            Net increase in credit card loans                                  (304)        (484)
                            Net principal disbursed on loans to customers                      (719)      (1,028)
                            Loan portfolio purchases                                           (294)        (182)
                            Proceeds from the sale of loan portfolios                           454          136
                            Purchases of premises and equipment                                 (60)        (112)
                            Proceeds from sales of premises and equipment                         2            1
                            Proceeds from sales of acquired property                             40           70
                            Cash paid in purchase of Metmor Financial, Inc., including warehouse loans purchased of $166 million, net of
                             cash received and escrow deposits                                 (130)           -
                           Cash paid in purchase of U.S. Bancorp Mortgage Company,
                            including warehouse loans purchased of $81 million, net of
                            escrow deposits                                                       -          (98)
                          Cash paid in purchase of Glendale Bancorporation, net of
                           cash received                                                          -          (13)
                          Net increase in other investing activities                            (82)          (2)
                          --------------------------------------------------------------------------------------
                              Net cash used in investing activities                          (1,879)      (1,748)
----------------------------------------------------------------------------------------------------------------

                                 (continued)

Mellon Bank Corporation (and its subsidiaries)
-------------------------------------------------------------------------------

                                                                                                       Nine months ended
                                                                                                         September 30,
                           (in millions)                                                               1995         1994
-------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase (decrease) in transaction and savings deposits                  453         (849)
financing activities       Net increase in customer term deposits                                     1,052          148
                           Net increase (decrease) in federal funds purchased and
                            securities under repurchase agreements                                     (123)       1,613
                           Net increase (decrease) in U.S. Treasury tax and loan demand notes          (117)         228
                           Net increase in short-term bank notes                                        931            -
                           Net increase in term federal funds purchased                                 742          226
                           Net increase (decrease) in commercial paper                                  (79)         108
                           Repurchase and repayments of longer-term debt                               (128)        (420)
                           Net proceeds from issuance of longer-term debt                               202            1
                           Series H preferred stock redemption                                         (155)           -
                           Proceeds from issuance of common stock                                        42           14
                           Dividends paid on common and preferred stock                                (259)        (174)
                           Repurchase of common stock and warrants related to the
                            1993 TBC acquisition                                                       (213)           -
                           Repurchase of common stock for employee benefit purposes                    (174)           -
                           Net increase in other financing activities                                   207          209
                           ----------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                                2,381        1,104
                           Effect of foreign currency exchange rates                                     15           13
-------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net increase in cash and due from banks                                      230           51
due from banks             Cash and due from banks at beginning of period                             2,285        2,171
                           ----------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                  $2,515       $2,222
                           ----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Supplemental               Interest paid                                                             $  905       $  512
disclosures                Net income taxes paid                                                        121          217
-------------------------------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)
-------------------------------------------------------------------------------

                                                                                                      Nine months ended
                                                                                                        September 30,
                           (dollar amounts in millions)                                                1995         1994
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity       Balance at beginning of period                                            $4,122       $4,138
                           Net income                                                                   517          392
                           Dividends on preferred stock:
                             Series I                                                                   (11)         (11)
                             Series J                                                                    (6)          (6)
                             Series K                                                                   (12)         (12)
                             Series D                                                                     -           (3)
                             Series H                                                                     -          (13)
                           Dividends on common stock                                                   (211)        (194)
                           Repurchase of common stock for employee benefit purposes                    (174)           -
                           Repurchase of warrants                                                       (54)           -
                           Repurchase of common stock - related to the 1993 TBC
                            acquisition                                                                (159)           -
                           Common stock issued under dividend reinvestment and
                            common stock purchase plan                                                   10            8
                           Exercise of stock options                                                     48            8
                           Unrealized gain (loss), net of tax, on assets classified as
                            available for sale                                                           38          (32)
                           Other                                                                         20           10
                           ----------------------------------------------------------------------------------------------
                           Balance at end of period                                                  $4,128       $4,285
                           ----------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 1 -- Basis of presentation

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

At September 30, 1995, all of the Corporation's nonperforming loans were considered to be impaired loans and totaled $183 million. Included in these impaired loans were $79 million which has a related impairment reserve of $13 million and $104 million that does not have a related reserve as a result of interest payments applied to reduce principal or credit losses previously taken on these loans. Average impaired loans during the third quarter and first nine months of 1995 were $193 million and $175 million, respectively. During the quarter, the Corporation recognized $5 million of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

The Corporation also adopted FAS No. 122, "Accounting for Mortgage Servicing Rights," effective April 1, 1995. FAS No. 122 amends FAS No. 65 to require the recognition as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. This statement eliminates the accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations. FAS No. 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights.

During the quarter, $227 million of servicing rights, including $6 million related to the adoption of FAS No. 122, were capitalized in connection with both mortgage servicing portfolio purchases and loan originations. The carrying value of mortgage servicing rights totaled $544 million at September 30, 1995. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $14 million in the third quarter.

The estimated fair value of capitalized mortgage servicing rights was $608 million at September 30, 1995. Quoted market prices are used, when available, as the basis of measuring the fair value of servicing rights. When quoted market prices are not available, fair values are based upon the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

The carrying amount of the servicing rights is measured for impairment each quarter. For servicing rights acquired after April 1, 1995, the servicing portfolio is first stratified by loan type and then by interest rates within the loan type for measuring impairment. If the carrying value of an individual stratum exceeds its fair value, a valuation allowance would be established. No valuation allowances were recorded at September 30, 1995, as the carrying values of the

--------------------------------------------------------------------------------
Note 2 -- Adoption of Financial Accounting Standards (continued)

various stratifications were less than their respective fair value. Servicing rights acquired prior to April 1, 1995, are stratified by acquisition and evaluated for possible impairment using fair market values.


Note 3 -- Foreign currency and securities trading revenue

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

--------------------------------------------------------------------------------------------------
FOREIGN CURRENCY AND SECURITIES TRADING REVENUE           Three months ended     Nine months ended
                                                             September 30,          September 30,
(in millions)                                               1995       1994        1995       1994
--------------------------------------------------------------------------------------------------
Foreign exchange contracts                                   $22        $18         $70        $52
Debt instruments                                               3          3           3          -
Interest rate contracts                                        -          1           -          2
Futures contracts                                             (1)        (1)          -          -
--------------------------------------------------------------------------------------------------
  Total foreign currency and securities trading revenue      $24        $21         $73        $54
--------------------------------------------------------------------------------------------------

Note 4 -- Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.

--------------------------------------------------------------------------------------------------
                                                                                 Nine months ended
                                                                                     September 30,
(in millions)                                                                      1995       1994
--------------------------------------------------------------------------------------------------
Transfers to real estate acquired                                                   $19        $11
Net transfers to segregated assets                                                    7          3
Purchase of Metmor Financial, Inc.:
  Fair value of noncash assets acquired                                             385
  Liabilities and escrow deposits assumed                                          (255)
                                                                                   ----
    Net cash paid, including warehouse loans
      purchased of $166 million                                                     130
Purchase of U.S. Bancorp Mortgage Company:
  Fair value of noncash assets acquired                                                        154
  Liabilities and escrow deposits assumed                                                      (56)
                                                                                              ----
    Net cash paid, including warehouse loans
      purchased of $81 million                                                                  98
Purchase of Glendale Bancorporation:
  Fair value of noncash assets acquired                                                        236
  Liabilities assumed                                                                         (223)
                                                                                              ----
    Net cash paid                                                                               13
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note 5 -- Securities

SECURITIES AVAILABLE FOR SALE
------------------------------------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1995                          September 30, 1994
                                           --------------------------------------      ---------------------------------------
                                           AMORTIZED    GROSS UNREALIZED     FAIR      Amortized    Gross unrealized      Fair
(in millions)                                   COST      GAINS   LOSSES    VALUE           cost      Gains   Losses     value
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  245        $ -      $ -   $  245         $1,138         $-     $  -    $1,138
U.S. agency mortgage-backed                      652          3        7      648            534          1       33       502
Other U.S. agency                              1,296          1        -    1,297          1,090          -        -     1,090
------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
    and agency securities                      2,193          4        7    2,190          2,762          1       33     2,730
Obligations of states and
  political subdivisions                           6          -        -        6              1          -        -         1
Other mortgage-backed                              7          -        -        7             10          -        -        10
Other securities                                  67          7        1       73            103          4        1       106
------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale         $2,273        $11      $ 8   $2,276         $2,876         $5      $34    $2,847
------------------------------------------------------------------------------------------------------------------------------

Note:  Gross realized gains in the first nine months of 1995 and 1994 were $1 million and $14 million, respectively.
Gross realized losses were $1 million and $19 million in the first nine months of 1995 and 1994, respectively.
Proceeds from the sale of securities available for sale totaled $1.668 billion and $2.370 billion in the first nine months of 1995 and 1994, respectively.

INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1995                          September 30, 1994
                                           --------------------------------------      ---------------------------------------
                                           AMORTIZED    GROSS UNREALIZED     FAIR      Amortized    Gross unrealized      Fair
(in millions)                                   COST      GAINS   LOSSES    VALUE           cost      Gains   Losses     value
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $   30        $ 1      $ -   $   31         $   43         $-     $  1    $   42
U.S. agency mortgage-backed                    2,986         28        9    3,005          3,023          2      172     2,853
Other U.S. agency                                  1          -        -        1              4          -        -         4
------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
    and agency securities                      3,017         29        9    3,037          3,070          2      173     2,899
Obligations of states and
  political subdivisions                          56          1        -       57            105          -        1       104
Other mortgage-backed                             42          -        -       42             52          -        -        52
Other investment securities                       74          1        -       75             74          1        -        75
------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                 $3,189        $31      $ 9   $3,211         $3,301         $3     $174    $3,130
------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note 6 -- Other assets
-----------------------------------------------------------------------------------------------------------------
                                                             Sept. 30,              Dec. 31,            Sept. 30,
(in millions)                                                     1995                  1994                 1994
-----------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                       $  271               $   252              $   248
  Other                                                             43                    42                   55
Interest receivable                                                239                   199                  195
Accounts receivable                                                192                   218                  184
Receivables related to
  off-balance-sheet instruments                                    581                   257                  197
Segregated assets, net of reserve (a)                               32                    85                  111
Other                                                              934                   856                  896
-----------------------------------------------------------------------------------------------------------------
     Total other assets                                         $2,292                $1,909               $1,886
-----------------------------------------------------------------------------------------------------------------

(a) Additional information regarding segregated assets is presented in note 8 in the Corporation's 1994 Annual
    Report on Form 10-K.

Note 7 -- Preferred stock

The following table summarizes the Corporation's preferred stock outstanding.
Each series of preferred stock has a par value of $1.00 per share.   A
detailed description of the Corporation's outstanding preferred stock is provided in note 11 in the Corporation's 1994 Annual Report on Form 10-K.
-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Balances at
                                         Liquidation                                          ------------------------------------
(dollar amounts in millions,              preference             Shares         Shares       Sept. 30,      Dec. 31,     Sept. 30,
except per share amounts)                  per share         authorized         issued            1995          1994          1994
----------------------------------------------------------------------------------------------------------------------------------
9.60% preferred stock (Series I)              $25.00          6,000,000      6,000,000            $145          $145          $145
8.50% preferred stock (Series J)               25.00          4,000,000      4,000,000              97            97            97
8.20% preferred stock (Series K)               25.00          8,000,000      8,000,000             193           193           193
10.40% preferred stock (Series H)              25.00                  -              -               -             -           155
----------------------------------------------------------------------------------------------------------------------------------
     Total preferred stock                                                                        $435          $435          $590
----------------------------------------------------------------------------------------------------------------------------------



Note 8 -- Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

-------------------------------------------------------------------------------
Note 9 -- Computation of primary and fully diluted net income per common share


---------------------------------------------------------------------------------------------------------------------------
                                                                Three months ended                        Nine months ended
(dollar amounts in millions, except per                           September 30,                             September 30,
 share amounts; common shares in thousands)                    1995           1994                       1995          1994
---------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)                  $    166       $     64                   $    488      $    351
---------------------------------------------------------------------------------------------------------------------------
Stock and stock equivalents (average shares):
 Common shares outstanding                                  141,897        145,591                    144,740       144,355
 Common shares issuable upon conversion
  of Series D preferred stock                                     -          1,692                          -         2,263
 Other common stock equivalents, net of shares assumed
   to be repurchased under the treasury stock method:
    Stock options                                             2,072          2,012                      1,817         2,086
    Warrants (d)                                                  -            597                        359           543
    Series D preferred stock subscription rights                  -              1                          -             1
---------------------------------------------------------------------------------------------------------------------------
       Total stock and stock equivalents                    143,969        149,893                    146,916       149,248
---------------------------------------------------------------------------------------------------------------------------
Primary net income per common share (c)                    $   1.15       $    .42                   $   3.32      $   2.35
---------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (a)(b)               $    166       $     64                   $    488      $    351
---------------------------------------------------------------------------------------------------------------------------
Stock, stock equivalents and potentially
  dilutive items (average shares):
   Common shares outstanding                                141,897        145,591                    144,740       144,355
   Common shares issuable upon conversion of
    Series D preferred stock                                      -          1,692                          -         2,263
    Other common stock equivalents, net of shares assumed
      to be repurchased under the treasury stock method       2,317          2,612                      3,066         2,632
    7 1/4% Convertible Subordinated Capital Notes               126            133                        129           134
---------------------------------------------------------------------------------------------------------------------------
       Total stock, stock equivalents
        and other dilutive items                            144,340        150,028                    147,935       149,384
---------------------------------------------------------------------------------------------------------------------------
Fully diluted net income per common share (c)              $   1.14       $    .42                   $   3.30      $   2.35
---------------------------------------------------------------------------------------------------------------------------

(a)  After adding back Series D preferred stock dividends of $1 million in the third quarter of 1994 and $4 million in the first nine months of 1994.
(b)  The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes
     was less than $1 million for all periods shown.
(c)  Calculated based on unrounded numbers.
(d)  The warrants were repurchased in June 1995.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
--------------------------------------------------------------------------------

                                                                                                  Nine months ended
                                                                                   -------------------------------------------------
                                                                                     SEPT. 30, 1995              Sept. 30, 1994
                                                                                   AVERAGE    AVERAGE          Average    Average
                (dollar amounts in millions)                                       BALANCE  YIELDS/RATES       balance  yields/rates
------------------------------------------------------------------------------------------------------------------------------------
Assets          Interest-earning assets:
                  Interest-bearing deposits with banks                             $   536         6.27%       $   865        4.06%
                  Federal funds sold and securities under resale agreements            649         5.61            772        3.60
                  Other money market investments                                        43         5.01            169        3.74
                  Trading account securities                                           300         6.82            413        6.05
                  Securities:
                    U.S. Treasury and agency securities (a)                          4,586         6.52          4,698        5.63
                    Obligations of states and political subdivisions (a)                64         7.64            114        7.23
                    Other (a)                                                          208         5.97            389        4.14
                  Loans, net of unearned discount (a)                               27,217         8.95         24,664        7.47
                                                                                   -------                     -------
                      Total interest-earning assets                                 33,603         8.48%        32,084        6.94%
                Cash and due from banks                                              2,271                       2,395
                Customers' acceptance liability                                        214                         139
                Premises and equipment                                                 555                         530
                Net acquired property                                                   83                         118
                Other assets (a)                                                     3,655                       3,241
                Reserve for credit losses                                             (599)                       (612)
                --------------------------------------------------------------------------------------------------------------------
                      Total assets                                                 $39,782                     $37,895
------------------------------------------------------------------------------------------------------------------------------------
Liabilities     Interest-bearing liabilities:
and               Deposits in domestic offices:
shareholders'       Demand (b)                                                     $ 1,933         1.99%       $ 2,159        (.20)%
equity              Money market and other savings accounts                          8,678         3.11          9,613        1.84
                    Retail savings certificates                                      6,742         5.02          6,586        3.46
                    Other time deposits                                                212         4.41            272        6.24
                  Deposits in foreign offices                                        3,702         5.81          1,710        4.02
                                                                                   -------                     -------
                      Total interest-bearing deposits                               21,267         4.10         20,340        2.39
                  Federal funds purchased and securities under
                   repurchase agreements                                             2,139         5.89          1,582        3.88
                  U.S. Treasury tax and loan demand notes                              464         5.70            603        3.67
                  Commercial paper                                                     220         5.91            144        4.00
                  Other funds borrowed                                               1,718         6.85            625        7.28
                  Notes and debentures (with original maturities over one year)      1,678         7.07         1 ,834        6.04
                                                                                   -------                     -------
                      Total interest-bearing liabilities                            27,486         4.63%        25,128        2.91%
                Total noninterest-bearing deposits                                   6,348                       6,904
                Acceptances outstanding                                                214                         139
                Other liabilities                                                    1,571                       1,440
                --------------------------------------------------------------------------------------------------------------------
                      Total liabilities                                             35,619                      33,611
                --------------------------------------------------------------------------------------------------------------------
                Shareholders' equity (a)                                             4,163                       4,284
                --------------------------------------------------------------------------------------------------------------------
                      Total liabilities and shareholders' equity                   $39,782                     $37,895
------------------------------------------------------------------------------------------------------------------------------------
Rates           Yield on total interest-earning assets                                             8.48%                      6.94%
                Cost of funds supporting interest-earning assets                                   3.80%                      2.28%
                --------------------------------------------------------------------------------------------------------------------
                Net interest margin:
                  Taxable equivalent basis                                                         4.68%                      4.66%
                  Without taxable equivalent increments                                            4.65%                      4.62%
                --------------------------------------------------------------------------------------------------------------------

              (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.

              (b) In the first nine months of 1994, revenue generated through the use of off-balance-sheet instruments more than offset the interest expense on demand deposits.

              Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates

------------------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended
------------------------------------------------------------------------------------------------------------------------------------
    SEPT. 30, 1995              June 30, 1995             March 31, 1995             Dec. 31, 1994              Sept. 30, 1994
AVERAGE       AVERAGE      Average       Average      Average       Average      Average       Average      Average        Average
BALANCE    YIELDS/RATES    balance    yields/rates    balance    yields/rates    balance    yields/rates    balance     yields/rates
------------------------------------------------------------------------------------------------------------------------------------

$   621           6.23%    $   552           6.33%    $   431           6.26%    $   416           7.63%    $   670            4.58%
    613           5.28         578           5.79         757           5.75         730           5.20         697            4.24
     52           3.97          35           6.71          42           4.90          67           7.11          99            4.40
    363           6.26         220           6.65         316           7.59         281           7.23         351            6.60

  4,681           6.48       4,429           6.59       4,640           6.49       4,761           6.04       5,021            5.88
     59           7.67          64           7.67          70           7.57          97           6.83         108            7.23
    202           6.12         207           5.91         214           5.89         242           6.35         326            5.09
 27,804           8.92      27,124           9.03      26,717           8.88      26,423           8.35      25,103            7.80
-------                    -------                    -------                    -------                    -------
 34,395           8.43%     33,209           8.58%     33,187           8.42%     33,017           7.92%     32,375            7.32%
  2,554                      2,147                      2,109                      2,164                      2,253
    253                        198                        190                        245                        147
    553                        554                        557                        557                        541
     78                         83                         87                         99                        108
  3,727                      3,826                      3,415                      3,366                      3,245
   (586)                      (606)                      (607)                      (618)                      (617)
------------------------------------------------------------------------------------------------------------------------------------
$40,974                    $39,411                    $38,938                    $38,830                    $38,052
------------------------------------------------------------------------------------------------------------------------------------


$ 1,881           1.87%    $ 1,924           2.13%    $ 1,997           1.96%    $ 2,094           1.46%    $ 2,162             .79%
  8,724           3.26       8,606           3.16       8,703           2.92       8,924           2.46       9,372            2.13
  6,594           5.18       6,807           5.15       6,828           4.74       6,632           4.19       6,495            3.73
    232           4.83         194           5.92         208           2.52         167           5.16         165           10.77
  4,034           5.69       3,452           5.94       3,616           5.82       3,072           5.18       2,265            4.33
-------                    -------                    -------                    -------                    -------
 21,465           4.20      20,983           4.19      21,352           3.90      20,889           3.33      20,459            2.81

  2,207           5.76       2,208           6.06       1,996           5.85       2,354           5.13       2,039            4.45
    387           5.69         437           5.86         571           5.57         450           4.98         528            4.35
    145           5.76         249           6.02         268           5.90         190           5.06         181            4.53
  2,146           6.75       1,716           6.82       1,281           7.06         919           6.15         776            7.36
  1,809           6.91       1,643           7.13       1,582           7.18       1,571           6.76       1,618            6.52
-------                    -------                    -------                    -------                    -------
 28,159           4.72%     27,236           4.73%     27,050           4.44%     26,373           3.83%     25,601            3.35%
  6,952                      6,117                      5,966                      6,371                      6,504
    253                        198                        190                        245                        147
  1,508                      1,658                      1,545                      1,490                      1,418
------------------------------------------------------------------------------------------------------------------------------------
 36,872                     35,209                     34,751                     34,479                     33,670
------------------------------------------------------------------------------------------------------------------------------------
  4,102                      4,202                      4,187                      4,351                      4,382
------------------------------------------------------------------------------------------------------------------------------------
$40,974                    $39,411                    $38,938                    $38,830                    $38,052
------------------------------------------------------------------------------------------------------------------------------------
                  8.43%                      8.58%                      8.42%                      7.92%                       7.32%
                  3.87%                      3.89%                      3.62%                      3.07%                       2.66%
------------------------------------------------------------------------------------------------------------------------------------

                  4.56%                      4.69%                      4.80%                      4.85%                       4.66%
                  4.53%                      4.66%                      4.76%                      4.82%                       4.62%
------------------------------------------------------------------------------------------------------------------------------------

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

SELECTED STATISTICAL INFORMATION
-------------------------------------------------------------------------------
DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------------
                                                         Sept. 30,        June 30,       March 31,        Dec. 31,       Sept. 30,
(in millions)                                                 1995            1995            1995            1994            1994
----------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
  Interest-bearing:
     Demand deposit accounts                               $ 1,859        $  1,922        $  1,979        $  2,125        $  2,121
     Money market and other savings accounts                 8,804           8,760           8,795           9,090           9,391
     Retail savings certificates                             6,520           6,730           6,832           6,707           6,566
     Other time deposits                                       227             239             169             199             166
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                              17,410          17,651          17,775          18,121          18,244
 Noninterest-bearing                                         6,524           5,908           5,504           5,979           5,728
----------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices                  23,934          23,559          23,279          24,100          23,972
----------------------------------------------------------------------------------------------------------------------------------
Deposits in foreign offices                                  5,377           3,248           3,726           3,470           3,160
----------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                     $29,311         $26,807         $27,005         $27,570         $27,132
----------------------------------------------------------------------------------------------------------------------------------


PART II - OTHER INFORMATION

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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
(a) Exhibits

     10.1 Employment Agreement between Mellon Bank, N.A. and Frank V. Cahouet, effective as of July 25, 1993 and amended and restated as of September 19, 1995. (Management contract or compensatory plan arrangement.)

     10.2 Employment Agreement between Mellon Bank, N.A. and W. Keith Smith, effective as of July 25, 1993 and amended and restated as of August 1, 1995. (Management contract or compensatory plan arrangement.)

     12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

     12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) Reports on Form 8-K

        During the third quarter of 1995, the Corporation filed the following Current Reports on Form 8-K:

        (1) A report dated July 18, 1995, which included, under Item 7, the Corporation's press release regarding second quarter and first six months 1995 financial results.

        (2)  A report dated September 20, 1995, which included, under Items
             5 and 7, the Corporation's press release regarding the extension of the employment contract of Frank V. Cahouet.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MELLON BANK CORPORATION
                                                  (Registrant)




Date:  November 10, 1995                     By: /s/  Steven G. Elliott
                                                 -------------------------------
                                                  Steven G. Elliott
                                                  Vice Chairman,
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer of
                                                  the Registrant)

CORPORATE INFORMATION
-------------------------------------------------------------------------------

Business      Mellon Bank Corporation is a multibank holding company
of the        incorporated under the laws of Pennsylvania in August 1971 and
Corporation   registered under the Federal Bank Holding Company Act of 1956, as amended.  Its principal wholly owned subsidiaries are Mellon
              Bank, N.A., The Boston Company, Inc., Mellon Bank (DE) National
              Association, Mellon Bank (MD), Mellon PSFS (NJ) National
              Association and the companies known as Mellon Financial Services
              Corporations. The Corporation also owns a federal savings bank headquartered in New Jersey, Mellon Bank, F.S.B. The Dreyfus
              Corporation, one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank, N.A. The
              Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, mutual fund and securities-related activities. The
              Mellon Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services - including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The
              Corporation's principal executive office is located at One
              Mellon Bank Center, 500 Grant Street, Pittsburgh, PA 15258-0001
              (Telephone: 412-234-5000).

Exchange      Mellon Bank Corporation's common, Series I preferred, Series J
listing       preferred and Series K preferred stocks are traded on the New
              York Stock Exchange. The trading symbols are MEL (common stock) and MEL Pr I, MEL Pr J and MEL Pr K (preferred stocks). The
              Transfer Agent and Registrar is Mellon Bank, N.A., c/o Chemical
              Mellon Shareholder Services, 85 Challenger Road, Overpeck Centre,
              Ridgefield Park, NJ  07660-9940.

Dividend      Subject to approval of the board of directors, dividends are
payments      paid on Mellon Bank Corporation's common and preferred stocks on or about the 15th day of February, May, August and November.

Dividend      Under the Dividend Reinvestment and Common Stock Purchase Plan,
Reinvestment  registered holders of Mellon Bank Corporation's common stock may
and Common    purchase additional common shares at the market value for such
Stock Pur-    shares through reinvestment of common dividends and/or optional
chase Plan    cash payments. Purchases of shares through optional cash payments are subject to limitations. Plan details are in a Prospectus dated December 15, 1993, which may be obtained from the Secretary of the Corporation.




Phone         Corporate Communications/Media Relations     (412) 234-6436
contacts      Dividend Reinvestment Plan                   (412) 236-8000
              Investor Relations                           (412) 234-5601
              Publication Requests                         (412) 234-8252
              Stock Transfer Agent                         (412) 236-8000

Press         Mellon Bank Corporation press releases are available at no
Releases      charge through PR Newswire's Company News On-Call fax service and on PRN's Web site.  For a menu of available Mellon Bank
              Corporation press releases or to retrieve a specific release, call 1-800-758-5804, ext. 552187, or http://www.prnewswire.com on the Internet.

                              Index to Exhibits





     Exhibit No.                        Description
     ----------       ------------------------------------------------------

        10.1 Employment Agreement between Mellon Bank, N.A. and Frank V. Cahouet, effective as of July 25, 1993 and amended and restated as of September 19, 1995. (Management contract or compensatory plan arrangement.)

        10.2          Employment Agreement between Mellon Bank, N.A. and W.
                      Keith Smith, effective as of July 25, 1993 and amended and restated as of August 1, 1995. (Management contract or compensatory plan arrangement.)

        12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

        12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

        27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.