Form 10-K405
period 1995-12-31
MELLON BANK CORP
filed 1996-03-19
CIK 64782

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15(d) of
                 Securities Exchange Act of 1934 [Fee Required]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       or
           [   ] Transition Report Pursuant to Section 13 or 15(d) of
               Securities Exchange Act of 1934 [No Fee Required]

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

      Registrant's telephone number, including area code - (412) 234-5000

          Securities registered pursuant to Section 12(b) of the Act:
    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
Common Stock, $0.50 Par Value                            New York Stock Exchange
Preferred Stock, Series I, $1.00 Par Value               New York Stock Exchange
Preferred Stock, Series J, $1.00 Par Value               New York Stock Exchange
Preferred Stock, Series K, $1.00 Par Value               New York Stock Exchange
7-1/4% Convertible Subordinated Capital Notes Due 1999   New York Stock Exchange

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

As of February 29, 1996, there were 133,523,754 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 131,016,721 common shares having a market value of $7,320,559,286 were held by nonaffiliates.
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report.
    Mellon Bank Corporation 1996 Proxy Statement-Part III
    Mellon Bank Corporation 1995 Annual Report to Shareholders-Parts I, II and IV

-------------------------------------------------------------------------------

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 22, including the Financial Review and Statements and Notes; Principal Locations and Operating Entities; Directors and Senior Management Committee; and Corporate Information Sections of the Registrant's 1995 Annual Report to Shareholders. Copies of the Registrant's 1995 Annual Report to Shareholders and the Proxy Statement for its 1996 Annual Meeting may be obtained free of charge by writing to:


                                   Secretary, Mellon Bank Corporation
                                   Room 1820
                                   One Mellon Bank Center
                                   500 Grant Street
                                   Pittsburgh, Pennsylvania 15258-0001

                            MELLON BANK CORPORATION
                                Form 10-K Index
-------------------------------------------------------------------------------

                                      PART I                               Page
                                                                           ----
Item 1.  Business

         Description of Business                                              3
         Supervision and Regulation                                           5
         Competition                                                          8
         Employees                                                            8
         Statistical Disclosure by Bank Holding Companies                     8

Item 2.  Properties                                                          14

Item 3.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Executive Officers of the Registrant                                         16


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            18

Item 6.  Selected Financial Data                                             18

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                               18

Item 8.  Financial Statements and Supplementary Data                         19

Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           19


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 19

Item 11.  Executive Compensation                                             19

Item 12.  Security Ownership of Certain Beneficial Owners and Management     19

Item 13.  Certain Relationships and Related Transactions                     19


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                          20

                                     PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

Mellon Bank Corporation (the "Corporation") is a multibank holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's banking subsidiaries are located in Pennsylvania, Massachusetts, Delaware, Maryland, and New Jersey. Other subsidiaries are located in key business centers throughout the United States and abroad. At December 31, 1995, the Corporation was the twenty-third largest bank holding company in the United States in terms of assets.

The Corporation's principal direct subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Mellon Bank (DE) National Association, Mellon Bank (MD), Mellon PSFS (NJ) National Association and a number of companies known as Mellon Financial Services Corporation. The Corporation also owns a federal savings bank headquartered in New Jersey, Mellon Bank, F.S.B. The Dreyfus Corporation ("Dreyfus"), one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank. The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, mutual fund activities and various securities-related activities.

Mellon Bank, which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. Mellon Bank is comprised of six operating regions throughout Pennsylvania. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser, manager and administrator of mutual funds. TBC, through Boston Safe Deposit and Trust Company ("BSDT") and other subsidiaries, engages in the business of institutional trust and custody, institutional asset management, private investment management and banking services. TBC is headquartered in Boston, Massachusetts. Mellon Bank (DE) National Association, headquartered in Wilmington, Delaware, serves consumer and small to midsize commercial markets throughout Delaware and provides nationwide cardholder processing services. Mellon Bank (MD) is headquartered in Rockville, Maryland, and serves consumer and small to midsize commercial markets throughout Maryland. Mellon Bank (MD) has a Maryland state charter and is a member of the Federal Reserve System. Mellon Bank, F.S.B., headquartered in Paramus, New Jersey, provides corporate trust and personal trust services and serves consumer and small to midsize commercial markets. Mellon PSFS (NJ) National Association serves consumer and small to midsize commercial markets in southern New Jersey.

The Corporation's banking subsidiaries operate 1,129 domestic retail banking locations, including 459 retail offices. The deposits of the national banking subsidiaries, BSDT, Mellon Bank (MD) and Mellon Bank, F.S.B. are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

Other subsidiaries of the Corporation provide a broad range of bank-related services -- including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The types of financial products and services offered by the Corporation's subsidiaries are subject to change.

For analytical purposes, management has focused the Corporation into four core business sectors: Consumer Investment Services, Consumer Banking Services, Corporate/Institutional Investment Services and Corporate/Institutional Banking Services. Further information regarding the Corporation's core business sectors, as well as certain non-core sectors such as Real Estate Workout, is presented in the Business Sectors section on pages 26 through 28 of the Corporation's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following page. There is considerable interrelationship among these sectors.

CONSUMER INVESTMENT SERVICES

The Corporation provides a broad array of personal trust services, investment services and retail mutual funds to consumers. These products and services are offered principally through the private asset management trust group of Mellon Bank and BSDT, through Dreyfus and throughout the Corporation's retail banking network.

CONSUMER BANKING SERVICES

The Consumer Banking Services sector includes consumer lending, business banking, branch banking, credit card, mortgage loan origination and servicing, and jumbo residential mortgage lending. The consumer lending, branch banking and small business banking services primarily are offered through the Corporation's retail banking network which is comprised of 396 retail branches, 62 supermarket facilities, 670 ATM's, 9 loan sales offices and a telephone banking center. This network is primarily located in the Central Atlantic region of the United States. This banking network provides a full range of products to individuals including short- and long-term credit facilities, credit cards, mortgages, safe deposit facilities and access to ATM's. Jumbo residential mortgage lending is offered nationally through the private asset management representative offices. This sector also includes the core servicing function of the Corporation's mortgage banking operations located in Kansas City, Houston, Denver, Cleveland and Paramus, through which the Corporation originates and services residential and commercial mortgages for institutional investors and makes residential loans nationwide.

CORPORATE/INSTITUTIONAL INVESTMENT SERVICES

The Corporate/Institutional Investment Services sector serves the institutional markets (including employee benefit plans) by providing institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management and stock transfer services. The Corporation's subsidiaries provide trust and investment management services while operating under the umbrella name "Mellon Trust"; in addition, the subsidiaries provide institutional mutual fund management through Dreyfus. The Corporation also owns a number of subsidiaries that provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Through the Global Cash Management department, the Corporation offers a broad range of cash management services, including remittance processing, collections and disbursements, check processing and electronic services. The Corporation's subsidiaries also provide services relating primarily to defined contribution employee benefit plans under the umbrella name "Dreyfus Retirement Services." Stock transfer services are provided in the United States through its joint venture operating under the name of Chemical Mellon Shareholder Services and in Canada through The R-M Trust Company.

CORPORATE/INSTITUTIONAL BANKING SERVICES

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, certain capital markets and leasing activities, commercial real estate lending and insurance premium financing.
The Corporation provides lending and other institutional banking services to domestic and selected international markets through its Corporate Banking, Institutional Banking, Capital Markets and Leasing departments. These markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; syndicates, participates out and sells loans; offers a variety of capital markets products and services, including private placement and money market transactions; and provides equipment leasing, financing and lease advisory services. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking and provides corporate banking and capital markets services. Included in this sector is a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. As part of this sector, Middle Market Banking serves companies with annual sales between $10 million and $250 million and the health care industry on a national basis.

Real Estate lending consists of the Corporation's commercial real estate lending activities, through which it originates financing for residential, commercial, multi-family and other products. The Corporation provides property and casualty insurance premium financing to small, midsize and large companies in the United States through the AFCO Credit Corporation and in Canada through CAFO.

The 1995 Annual Report to Shareholders summarizes principal locations and operating entities on pages 18 and 19, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the subsidiaries of the Corporation as of December 31, 1995.

SUPERVISION AND REGULATION

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, the Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. Certain of the Corporation's subsidiaries are themselves bank holding companies under the Act. As a result of its Mellon Bank, F.S.B. subsidiary, the Corporation is also regulated under the Home Owners' Loan Act of 1933 as a savings and loan holding company.

The Corporation's national banking subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"); BSDT is subject to supervision, regulation and examination by the FDIC and the Massachusetts Office of the Commissioner of Banks; Mellon Bank (MD) is subject to supervision, regulation and examination by the Federal Reserve Board and the State of Maryland; and Mellon Bank, F.S.B. is subject to supervision, regulation and examination by the Office of Thrift Supervision ("OTS"). Mellon Securities Trust Company, The Dreyfus Trust Company and Boston Safe Deposit and Trust Company of New York are New York trust companies and are supervised by the New York State Department of Banking. Boston Safe Deposit and Trust Company of California is a California trust company and is supervised by the State of California Banking Department.

The Corporation's nonbank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the "SEC"). Dreyfus Investment Services Corporation, a subsidiary of the Corporation, conducts a brokerage operation, and Mellon Financial Markets, Inc., a subsidiary of the Corporation, engages in securities activities permitted to bank holding company subsidiaries under Section 20 of the Glass-Steagall Act. Dreyfus Service Corporation, a subsidiary of Dreyfus, acts as a broker/dealer for the sale of shares of mutual funds, including the Dreyfus family of mutual funds. Dreyfus Investment Services Corporation, Mellon Financial Markets, Inc. and Dreyfus Service Corporation are registered broker/dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain subsidiaries of the Corporation are registered investment advisers under the Investment Advisers Act of 1940 and, as such, are supervised by the SEC. They are also subject to various federal and state laws and regulations and to the laws of any countries in which they do business. These laws and regulations are primarily intended to benefit clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser, censures and fines. Each investment company (as defined in the Investment Company Act of 1940) which is advised by a subsidiary of the Corporation, including the Dreyfus family of mutual funds, is registered with the SEC, and the shares of most are qualified for sale in all states in the

United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

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

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. Under the Interstate Act, bank holding companies are permitted to acquire banks located in any state. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. Pennsylvania has chosen to "opt-in" early, effective July 6, 1995, thereby enabling Pennsylvania banks to merge with out-of-state banks to create interstate branches inside or outside Pennsylvania. In addition, Pennsylvania permitted de novo branching into and out of Pennsylvania as long as the law of the other state involved is reciprocal in this regard.

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its banking subsidiaries and on the ability of such banking subsidiaries to pay dividends to the Corporation. These restrictions are discussed in note 18 of the Notes to Financial Statements on page 84 of the Corporation's 1995 Annual Report to Shareholders. This note is incorporated herein by reference.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation, Mellon Bank (MD) and the Corporation's non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to BSDT, and the OTS has similar authority with respect to Mellon Bank, F.S.B.

Substantially all of the deposits of the banking subsidiaries are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC has adopted a risk-based assessment system to replace the previous flat rate system. The risk based system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. In November 1995, the FDIC approved a reduction in assessment rates imposed on banks for BIF deposit insurance. As a result of such reduction, such rates now range from zero for each $100 of domestic deposits for the healthiest institutions to $.27 for each $100 of domestic deposits for the weakest institutions.

The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the

FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Corporation. Also, under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

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

At December 31, 1995, all of the Corporation's banking subsidiaries fell into the well capitalized category based on the ratios and guidelines noted above.

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

Legislation enacted in August 1993 provides that depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

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

COMPETITION

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from banks; other domestic and foreign depository institutions, such as savings and loan associations, savings banks and credit unions; and other providers of financial services, such as finance, mortgage and leasing companies, brokerage firms, credit card companies, money market mutual funds, investment companies and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Corporate/Institutional Investment Services business sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing and outsourcing firms.

In terms of domestic deposits, Mellon Bank is the second largest commercial banking institution in Pennsylvania where it competes with approximately 235 commercial banks, 130 thrifts and numerous credit unions and consumer finance institutions. Mellon Bank competes with approximately 30 commercial banks and 40 thrifts in the six-county Pittsburgh area of Western Pennsylvania. Mellon Bank competes with approximately 35 commercial banks and 50 thrifts in the five-county Philadelphia area, one of the largest metropolitan areas in the United States. In most of the markets in which the Corporation's banking subsidiaries operate, they compete with large regional and other banking organizations in making commercial, industrial and consumer loans, and in providing products and services.

Competition has continued to increase in recent years in many areas in which the Corporation and its subsidiaries operate, in substantial part because other types of financial institutions and other entities are increasingly engaging in activities traditionally engaged in by commercial banks. Commercial banks face significant competition in acquiring quality assets due to such factors as the increase in commercial paper and long-term debt issued by industrial companies, increased activities by finance companies, foreign banks and credit unions, and the increased lending powers granted to and employed by many types of thrift institutions and credit unions. Commercial banks also face competition in attracting deposits at reasonable prices due to the activities of money market funds; increased activities of non-bank deposit takers, including brokerage firms; alternatives presented by foreign banks; and the increased availability of demand deposit type accounts at thrift institutions and credit unions. Unlike the Corporation, many of these competitors, with the particular exception of thrift institutions, are not subject to regulation as extensive as that described under the "Supervision and Regulation" section and, as a result, they may have a competitive advantage over the Corporation in certain respects.


EMPLOYEES

The Corporation and its subsidiaries had 24,300 full-time equivalent employees in December 1995.


Statistical Disclosure by Bank Holding Companies

Exchange Act Industry Guide 3 ("Guide 3") requires that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

   Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis on page 9. Required information is also presented in the Financial Section of the Corporation's 1995 Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 100 and 101, and in Net Interest Revenue, on page 30, which is incorporated herein by reference.

RATE/VOLUME VARIANCE ANALYSIS
--------------------------------------------------------------------------------------------------------------
                                                                     Year ended December 31,
                                                   1995 over (under) 1994              1994 over (under) 1993
                                                 Due to change in       Net           Due to change in     Net
(in millions)                                    Rate      Volume     change          Rate      Volume   change
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
 revenue from interest-earning
 assets:

Interest-bearing deposits with banks             $ 11       $ (9)      $  2           $ 12       $(36)    $(24)
Federal funds sold and securities
 under resale agreements                           11         (7)         4             14        (38)     (24)
Other money market investments                      1         (4)        (3)             2        (12)     (10)
Trading account securities                          1         (6)        (5)             2          7        9
Securities:
  U.S. Treasury and agency securities              38         (2)        36              9         34       43
  Obligations of states and political
   subdivisions                                     1         (4)        (3)             1         (4)      (3)
  Other                                             6         (9)        (3)             1         (8)      (7)
Loans (includes loan fees)                        315        182        497             83        255      338
--------------------------------------------------------------------------------------------------------------
    Total                                         384        141        525            124        198      322

Increase (decrease) in interest
 expense on interest-bearing
 liabilities:

  Deposits in domestic offices:
    Demand                                         33          -         33              2          -        2
    Money market and other savings accounts        96         (7)        89             27         15       42
    Retail savings certificates                    94          3         97             32        (33)      (1)
    Other time deposits                            (4)         1         (3)             -        (11)     (11)
  Deposits in foreign offices                      33        101        134              7         45       52
  Federal funds purchased and securities
   under repurchase agreements                     32         17         49             17         26       43
  Other short-term borrowings                      18         64         82              5         26       31
  Notes and debentures (with original
   maturities over one year)                       14         (7)         7              2        (13)     (11)
--------------------------------------------------------------------------------------------------------------
    Total                                         316        172        488             92         55      147
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in net
 interest revenue                                $ 68       $(31)      $ 37           $ 32       $143     $175
--------------------------------------------------------------------------------------------------------------


Note: Amounts are calculated on a taxable equivalent basis where applicable, at tax rates approximating 35% in 1995, 1994 and 1993, and are before the effect of reserve requirements. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

II.  Securities Portfolio

A. Carrying values of securities at year-end are as follows:

-------------------------------------------------------------------------------
INVESTMENT SECURITIES                                       December 31,
(in millions)                                        1995       1994       1993
-------------------------------------------------------------------------------
U.S. Treasury and agency securities                $2,408     $3,045     $1,897
Obligations of states and political subdivisions        -         70        129
Other securities:
  Other mortgage-backed                                39         48         85
  Bonds, notes and debentures                          30         29         85
  Stock of Federal Reserve Bank                        41         50         44
  Other                                                 1          2        192
-------------------------------------------------------------------------------
    Total other securities                            111        129        406
-------------------------------------------------------------------------------
    Total investment securities                    $2,519     $3,244     $2,432
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE                               December 31,
(in millions)                                        1995       1994       1993
-------------------------------------------------------------------------------
U.S. Treasury and agency securities                $2,769     $1,739     $2,857
Obligations of states and political subdivisions       63          1          1
Other securities:
  Other mortgage-backed                                 7          9         22
  Bonds, notes and debentures                          12         12         21
  Other                                                62        120         15
-------------------------------------------------------------------------------
    Total other securities                             81        141         58
-------------------------------------------------------------------------------
    Total securities available for sale            $2,913     $1,881     $2,916
-------------------------------------------------------------------------------


B. Maturity Distribution of Securities

   Information required by this section of Guide 3 is presented in the Corporation's 1995 Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 71 through 73, which note is incorporated herein by reference.

III.  Loan Portfolio

A. Types of Loans

   Information required by this section of Guide 3 is presented in the Credit Risk section of the Corporation's 1995 Annual Report to Shareholders on pages 49 through 58, which portions are incorporated herein by reference.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at December 31, 1995
-------------------------------------------------------------------------------

(in millions)         Within 1 year (a)  1-5 years  Over 5 years          Total
-------------------------------------------------------------------------------
Domestic:(b)
  Commercial and financial   $4,731         $4,169        $2,069        $10,969
  Commercial real estate        440            722           370          1,532
-------------------------------------------------------------------------------
    Total domestic            5,171          4,891         2,439         12,501
International                   628             29           206            863
-------------------------------------------------------------------------------
    Total                    $5,799         $4,920        $2,645        $13,364
-------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.
(a) Includes demand loans and loans with no stated maturity.
(b) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.


Sensitivity of loans at December 31, 1995 to changes in interest rates
-------------------------------------------------------------------------------
                                  Domestic    International
(in millions)                   operations (a)   operations               Total
-------------------------------------------------------------------------------
Loans due in one year or less (b)  $ 5,171             $628             $ 5,799
Loans due after one year:
  Variable rates                     6,511              122               6,633
  Fixed rates                          819              113                 932
-------------------------------------------------------------------------------
    Total loans                    $12,501             $863             $13,364
-------------------------------------------------------------------------------

Note: Maturity distributions are based on remaining contractual maturities.
(a) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.
(b)  Includes demand loans and loans with no stated maturity.

C.  Risk Elements

    Information required by this section of Guide 3 is presented in the Credit Risk section of the Corporation's 1995 Annual Report to Shareholders on pages 49 through 58, which portions are incorporated herein by reference.

IV. Summary of Loan Loss Experience

    The Corporation employs various estimation techniques in developing the credit loss reserve. Management reviews the specific circumstances of individual loans subject to more than the customary potential for exposure to loss. In establishing the level of the reserve, management also identifies market concentrations, changing business trends, industry risks, and current and anticipated specific and general economic factors that may adversely affect collectibility. Other factors considered in determining the level of the reserve include: trends in portfolio volume, quality, maturity and composition; historical loss experience; lending policies; new products; the status and amount of nonperforming and past-due loans and adequacy of collateral. In addition, management assesses volatile factors such as interest rates and real estate market conditions that may significantly alter loss potential. The loss reserve methodology also provides for a portion of the reserve to act as an additional buffer against credit quality deterioration or risk of estimation error. Based on this evaluation, management believes that the credit loss reserve is adequate to absorb future losses inherent in the portfolio.

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


-------------------------------------------------------------------------------
                                                     December 31,
(in millions)                          1995     1994     1993     1992     1991
-------------------------------------------------------------------------------
Domestic reserve:
  Commercial and financial             $169     $195     $182     $170     $193
  Real estate:
    Commercial                           92      157      189      212      277
    Consumer                             61       75       91       18        9
  Consumer credit                       135      141      102       83       77
  Lease financing                         6       17       15        4        6
-------------------------------------------------------------------------------
      Total domestic reserve            463      585      579      487      562
  International reserve                   8       22       21       19       34
-------------------------------------------------------------------------------
      Total reserve                    $471     $607     $600     $506     $596
-------------------------------------------------------------------------------


Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1991-1995 are set forth in the Financial Section of the Corporation's 1995 Annual Report to Shareholders in the Credit Risk section on pages 49 and 50, the Reserve for Credit Losses and Review of Net Credit Losses section on pages 57 and 58, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 68 and in note 5 on page 73; which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

-------------------------------------------------------------------------------
                                                   December 31,
                                   1995      1994      1993      1992      1991
-------------------------------------------------------------------------------
Domestic loans:
  Commercial and financial         39.6%     37.5%     37.2%     40.7%     43.3%
  Real estate:
    Commercial                      5.5       6.1       7.0       9.4      10.3
    Consumer                       32.4      32.5      33.4      21.4      17.3
  Consumer credit                  16.4      18.1      15.6      18.1      18.4
  Lease financing                   3.0       3.0       2.9       3.2       3.4
-------------------------------------------------------------------------------
      Total domestic loans         96.9      97.2      96.1      92.8      92.7
International loans                 3.1       2.8       3.9       7.2       7.3
-------------------------------------------------------------------------------
      Total loans                 100.0%    100.0%    100.0%    100.0%    100.0%
-------------------------------------------------------------------------------

V.  Deposits

----------------------------------------------------------------------------------------------------------------
    Maturity distribution of domestic time deposits at December 31, 1995
                                                     Within          4-6          7-12         Over
    (in millions)                                  3 months       months        months       1 year        Total
----------------------------------------------------------------------------------------------------------------
    Time certificates of deposit in denominations
     of $100,000 or greater                          $  907       $  126        $  133       $  150       $1,316
    Time certificates of deposit in denominations
     of less than $100,000                            1,345        1,445         1,249        1,742        5,781
----------------------------------------------------------------------------------------------------------------
      Total time certificates of deposit              2,252        1,571         1,382        1,892        7,097
----------------------------------------------------------------------------------------------------------------
    Other time deposits in denominations
     of $100,000 or greater                               -            3             -            8           11
    Other time deposits in denominations
     of less than $100,000                               22            -             -            -           22
----------------------------------------------------------------------------------------------------------------
      Total other time deposits                          22            3             -            8           33
----------------------------------------------------------------------------------------------------------------
      Total domestic time deposits                   $2,274       $1,574        $1,382       $1,900       $7,130
----------------------------------------------------------------------------------------------------------------

The majority of foreign deposits of approximately $4.4 billion at December 31, 1995, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation's 1995 Annual Report to Shareholders in Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 100 and 101, which pages are incorporated herein by reference.


VI. Return on Equity and Assets

                                                                         Year ended December 31,
                                                                      1995        1994        1993
--------------------------------------------------------------------------------------------------
   (1) Return on total assets(a), based on:
         Net income                                                   1.72%       1.14%       1.29%
         Net income applicable to common stock                        1.63         .95(b)     1.13(b)

   (2) Return on common shareholders' equity,
        based on net income applicable to common stock               17.77        9.79(b)    12.08(b)
       Return on total shareholders' equity, based on net income     16.84       10.13       11.61

   (3) Dividend payout ratio of common stock, based on:
         Primary net income per share                                44.18       54.66       31.28
         Fully diluted net income per share                          44.17       54.63       30.94

   (4) Equity to total assets(a), based on:
         Common shareholders' equity                                  9.15        9.68        9.32
         Total shareholders' equity                                  10.24       11.22       11.12
--------------------------------------------------------------------------------------------------

   (a) Computed on a daily average basis.
   (b) Computed using net income applicable to common stock after adding back Series D preferred stock dividends.


VII. Short-Term Borrowings

     Information required by this section of Guide 3 is contained in the Corporation's 1995 Annual Report to Shareholders in the Consolidated Balance Sheet on page 62, and in note 10 of Notes to Financial Statements on Short-term borrowings on page 75, which portions are incorporated herein by reference.

ITEM 2.  PROPERTIES

PITTSBURGH PROPERTIES
In 1983 Mellon Bank entered into a long-term lease of One Mellon Bank Center, a 54-story office building in Pittsburgh, Pennsylvania. At December 31, 1995, Mellon Bank occupied approximately 72% of the building's approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

During 1984 Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building in Pittsburgh, Pennsylvania, also known as Two Mellon Bank Center, while retaining title to the land thereunder. At December 31, 1995, Mellon Bank occupied approximately 80% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Bank Center. At December 31, 1995, Mellon Bank occupied approximately 98% of the approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

PHILADELPHIA PROPERTIES
Mellon Bank owns a building known as One Mellon Bank Center located at the corner of Broad and Chestnut Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1995, Mellon Bank occupied all of One Mellon Bank Center's approximately 63,700 square feet of rentable space.

Mellon Bank also leases a large portion of a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. At December 31, 1995, Mellon Bank leased approximately 74% of Mellon Independence Center's approximately 881,700 square feet of rentable space. Of the space leased by Mellon Bank, approximately 200,000 square feet of rentable space was subleased to third parties at December 31, 1995.

In 1987 Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center, at the corner of 18th and Market Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1995, Mellon Bank leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

BOSTON PROPERTIES
The Boston Company leases space in two downtown Boston office buildings:
41-story One Boston Place located at the corner of Court Street and Washington Street and 41-story Exchange Place located at 53 State Street. At December 31, 1995, The Boston Company leased approximately 34% of One Boston Place's approximately 769,150 square feet of rentable space and approximately 26% of Exchange Place's approximately 1,063,750 square feet of rentable space. Of The Boston Company's leased space at Exchange Place, approximately 237,960 square feet of rentable space is subleased to third parties. At December 31, 1995, The Boston Company also leased approximately 82,900 square feet of rentable space in the Park Square Building, 31 St. James Avenue, Boston.

At December 31, 1995, The Boston Company also occupies space in three office buildings in the Wellington Business Center located in Medford, Massachusetts. The Boston Company owns a substantial interest in and fully occupies the approximately 117,000 square foot building known as Client Services Center II. The Boston Company also leases 100% of the approximately 319,600 square foot facility known as Client Services Center III. At December 31, 1995, The Boston Company leased approximately 36,000 square feet of rentable space in the building known as Wellington I.

NEW YORK PROPERTIES
At December 31, 1995, Dreyfus Service Corporation leased 270,429 square feet of rentable space at 200 Park Avenue in New York City. Other than 9,003 square feet of rentable space which is subleased to a third party, all of the space is currently occupied by Dreyfus.

At December 31, 1995, Dreyfus Service Corporation leased 127,346 square feet of rentable space in EAB Plaza in Uniondale, New York. This space is 100% occupied by Dreyfus.

OTHER PROPERTIES
Mellon Bank (DE) owns a three-story office building known as the Pike Creek Building in New Castle County, Delaware, and currently occupies the building's entire 81,207 square feet of available floor space. Mellon Bank (DE) also leases approximately 34,000 square feet of rentable space of an 18-story office building in Wilmington, Delaware, and approximately 42,000 square feet of rentable space in Pencader, Delaware, for a credit card operations center.

Mellon Bank (MD) leases approximately 40,460 square feet of rentable space of an office building in Rockville, Maryland, which is used for its headquarters.

The banking subsidiaries' retail offices are located in 33 counties in western, northwestern, central, northeastern and eastern Pennsylvania, all three of Delaware's counties, four counties in New Jersey, three Maryland counties in the northern suburbs of Washington, D.C., and a single retail office in Boston, Massachusetts. At December 31, 1995, the banking subsidiaries of the Corporation owned 208 of the banking subsidiaries 459 retail offices and leased the remainder under leases expiring at various times through the year 2020.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 18 and 19 of the Principal Locations and Operating Entities Section of the Corporation's 1995 Annual Report, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 6 of Notes to Financial Statements on page 74 of the Corporation's 1995 Annual Report, which note is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of February 20, 1996, together with the offices held by each such person during the last five years, are listed below. Certain of the executive officers have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

                             Age                  Position and Year Elected
                             ---                  -------------------------
Frank V. Cahouet              63     Chairman, President and Chief Executive       1990(1)
                                       Officer of the Corporation and of Mellon
                                       Bank

Christopher M. Condron        48     Vice Chairman, Deputy Director Mellon Trust   1994(2)

                                     Vice Chairman, The Boston Company

                                     President and Chief Operating Officer, The    1995
                                       Dreyfus Corporation

Steven G. Elliott             49     Vice Chairman and Chief Financial             1992(3)
                                       Officer of the Corporation and
                                       of Mellon Bank

                                     Treasurer of the Corporation                  1990

Jeffery L. Leininger          50     Vice Chairman, Specialized Commercial         1996(4)
                                       Banking Group

David R. Lovejoy              47     Vice Chairman, Corporate Strategy and         1994(5)
                                       Development

Martin G. McGuinn             53     Vice Chairman, Retail Financial Services      1993(6)

Jeffrey L. Morby              58     Vice Chairman, Wholesale Banking              1990

Keith P. Russell              50     Vice Chairman, Chief Risk and Credit          1992(7)
                                       Officer

                                     Chairman, Credit Policy Committee of          1991
                                       the Corporation

W. Keith Smith                61     Vice Chairman, Mellon Trust                   1993(8)

                                     Vice Chairman, The Dreyfus Corporation        1994

                                     Chairman and Chief Executive Officer, The     1993
                                       Boston Company

Jamie B. Stewart, Jr.         51     Vice Chairman, Corporate Banking              1995(9)

Michael K. Hughey   44      Senior Vice President and Controller of     1990
                             the Corporation and Senior Vice
                             President, Director of Taxes and
                             Controller of Mellon Bank

(1) Mr. Cahouet has executed an employment contract with the Corporation which terminates December 31, 1998.

(2) From June 1989 to January 1994, Mr. Condron was President of Boston Safe Deposit and Trust and Executive Vice President of The Boston Company. In January 1994, he assumed the title of Vice Chairman of The Boston Company and in November 1994, he assumed the title of Vice Chairman, Deputy Director, Mellon Trust of the Corporation and of Mellon Bank.

(3) From January 1990 to June 1992, Mr. Elliott was Executive Vice President, Chief Financial Officer and Treasurer of the Corporation and Executive Vice President and Chief Financial Officer of Mellon Bank.

(4) From 1988 to February 1994, Mr. Leininger was Senior Vice President and Manager of the Middle Market Banking department's western region. From February 1994 to February 1996, Mr. Leininger was Executive Vice President and Department Head of Middle Market Banking.

(5) From January 1991 to December 1991, Mr. Lovejoy was self-employed. From January 1992 to December 1992, he was Chairman and Chief Executive Officer of Western Energy Management. From January 1993 to October 1994, he was Executive Vice President of Strategic Planning of Mellon Bank Corporation. In November 1994, Mr. Lovejoy assumed the title of Vice Chairman Corporate Strategy and Development of Mellon Bank Corporation.

(6) From November 1990 to October 1992, Mr. McGuinn was Vice Chairman, Real Estate Finance, General Counsel and Secretary of the Corporation and Vice Chairman, Real Estate Finance and General Counsel of Mellon Bank. From October 1992 to November 1993, Mr. McGuinn was Vice Chairman, Special Banking Services of the Corporation and of Mellon Bank.

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

(8) From January 1990 to November 1993, Mr. Smith was Vice Chairman, Service Products of the Corporation and of Mellon Bank. Mr. Smith was Chief Operating Officer of the Dreyfus Corporation from August 1994 to January 1995. Mr. Smith has executed an employment contract with the Corporation which terminates on July 31, 1996.

(9) From December 1990 to January 1995, Mr. Stewart was Executive Vice President, Global Corporate Banking Department.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation's 1995 Annual Report to Shareholders in Liquidity and Dividends on pages 40 through 42, in Selected Quarterly Data on page 60, in note 18 of Notes to Financial Statements on page 84 and in General Information on page 102, which portions are incorporated herein by reference.

In August 1989, the Corporation adopted a Shareholder Protection Rights Plan under which each shareholder receives one Right for each share of common stock ("voting stock") of the Corporation held. The Rights are currently represented by the certificates for, and trade only with, the voting stock. The Rights would separate from the voting stock and become exercisable only if a person or group acquires 20 percent or more of the voting power of the voting stock or ten days after a person or group commences a tender offer that would result in ownership of 20 percent or more of such voting power. At that time, each Right would entitle the holder to purchase for $200 (the "exercise price") one one-hundredth of a share of participating preferred stock. Each share of such preferred stock would be entitled to cumulative dividends equal to 1% per annum, plus the amount of dividends that would be payable on 100 shares of the Corporation's common stock, and would have a liquidation preference of the greater of 100 times the exercise price or the amount to be distributed in liquidation to a holder of 100 shares of the Corporation's common stock.
Should a person or group actually acquire 20% or more of the voting power of the voting stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation's other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Corporation's common stock having a market value of twice the exercise price. Should the Corporation be involved in a merger or similar transaction with a 20% owner or sell more than 50% of its assets or assets generating more than 50% of its operating income or cash flow to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires between 20% and 50% of the voting power of the voting stock, the Corporation may, at its option, exchange one share of common stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on August 15, 1999, unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for $.01 per Right under certain circumstances. The distribution of the Rights was not a taxable event.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation's 1995 Annual Report to Shareholders in the Financial Summary on page 23, in the Significant Events in 1995 on pages 24 and 25, in the Overview of 1995 results on page 29, in note 1 of Notes to Financial Statements on pages 66 through 70, and in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 100 and 101, which portions are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this Item is set forth in the Corporation's 1995 Annual Report to Shareholders in the Financial Review on pages 23 through 60 and in note 18 of Notes to Financial Statements on page 84, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14 on page 20 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data which are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation's proxy statement for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section on pages 4 through 7 and in the Additional Information section on page 31, each of which sections is incorporated herein by reference, and in Part I of this Form 10-K under the heading "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 1996 Proxy Statement in the Directors' Compensation section on page 9 and in the Executive Compensation section on pages 15 through 30, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 1996 Proxy Statement in the Beneficial Ownership of Stock section on pages 13 and 14, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 1996 Proxy Statement in the Business Relationships; Related Transactions and Certain Legal Proceedings section on page 12, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers below refer to pages of the Financial Section of the Corporation's 1995 Annual Report to
    Shareholders:

    (i) Financial Statements                                          Page No.
        --------------------                                          --------
    Mellon Bank Corporation (and its subsidiaries):
      Consolidated Income Statement                                         61
      Consolidated Balance Sheet                                            62
      Consolidated Statement of Changes in Shareholders' Equity             63
      Consolidated Statement of Cash Flows                           64 and 65
    Notes to Financial Statements                                66 through 98
    Report of Independent Auditors                                          99

    (ii) Financial Statement Schedules
         -----------------------------

    Schedules I and II and all other schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

    (iii) Other Financial Data
          --------------------

   Selected Quarterly Data                                                  60

(b) Current Reports on Form 8-K during the fourth quarter of 1995:

    A report dated October 17, 1995, which included the Corporation's press release regarding third quarter and year-to-date 1995 financial results; and which included the Corporation's press release regarding a common stock repurchase program and dividend increase.

 (c) Exhibits

     The exhibits listed on the Index to Exhibits on pages 22 through 27 hereof are incorporated by reference or filed herewith in response to this item.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Mellon Bank Corporation


                                                  By: /s/ Frank V. Cahouet
                                                      ----------------------
                                                      Frank V. Cahouet
                                                      Chairman, President
                                                      and Chief Executive
                                                      Officer


                                                  DATED: March 19, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


            Signature                                       Capacities
--------------------------------                    --------------------------
By: /s/ Frank V. Cahouet                            Director and Principal
    ----------------------------                    Executive Officer
        Frank V. Cahouet


By: /s/ Steven G. Elliott                           Principal Financial Officer
    ----------------------------                    and Principal Accounting
        Steven G. Elliott                           Officer



Burton C. Borgelt; Carol R. Brown;                  Directors
J. W. Connolly; Charles A. Corry;
C. Frederick Fetterolf; Ira J. Gumberg;
Pemberton Hutchinson; Rotan E. Lee;
Andrew W. Mathieson; Edward J. McAniff;
Robert Mehrabian; Seward Prosser Mellon;
David S. Shapira; W. Keith Smith;
Howard Stein; Joab L. Thomas;
Wesley W. von Schack; and
William J. Young


By: /s/ Carl Krasik                                 DATED: March 19, 1996
    ----------------------------
        Carl Krasik
        Attorney-in-fact

                               INDEX TO EXHIBITS

Exhibit
  No.                 Description                                  Method of Filing
-------  ---------------------------------------        ---------------------------------------
 3.1     Restated Articles of Incorporation of          Previously filed as Exhibit 3.1 to
         Mellon Bank Corporation, as amended            the Quarterly Report on Form 10-Q
         and restated as of September 2, 1993.          (File No. 1-7410) for the quarter ended
                                                        September 30, 1993, and incorporated
                                                        herein by reference.

 3.2     Statement Affecting Series B Preferred         Previously filed as Exhibit 3.2 to the
         Stock, $1.00 Par Value.                        Annual Report on Form 10-K (File
                                                        No. 1-7410) for the year ended
                                                        December 31, 1993, and incorporated
                                                        herein by reference.

 3.3     Statement Affecting Series D Preferred         Previously filed as Exhibit 3.3 to the
         Stock, $1.00 Par Value.                        Annual Report on Form 10-K (File No.
                                                        1-7410) for the year ended
                                                        December 31, 1994, and incorporated
                                                        herein by reference.

 3.4     Statement Affecting Series H Preferred         Previously filed as Exhibit 3.1 to the
         Stock, $1.00 Par Value.                        Quarterly Report on Form 10-Q
                                                        (File No. 1-7410) for the quarter
                                                        ended March 31, 1995, and incorporated
                                                        herein by reference.

 3.5     By-Laws of Mellon Bank Corporation,            Previously filed as Exhibit 3.2 to
         as amended, effective July 17, 1990.           Annual Report on Form 10-K (File No.
                                                        1-7410) for the year ended
                                                        December 31, 1990, and incorporated
                                                        herein by reference.

 4.1     Instruments defining the rights                See Exhibits 3.1, 3.2, 3.3 and 3.4 above
         of securities holders.                         and the undertaking on page 27.

 4.2     Shareholder Protection Rights Agreement        Previously filed as Exhibit 1 to Form
         between Mellon Bank Corporation and            8-A Registration Statement (File
         Mellon Bank, N.A., as Rights Agent,            No. 1-7410) dated August 15, 1989,
         dated as of August 15, 1989.                   and incorporated herein by reference.

10.1     Purchase Agreement, dated as of                Previously filed as Exhibit 10.1
         July 25, 1988, among Mellon Bank               to Quarterly Report on Form 10-Q
         Corporation (as Seller) and Warburg,           (File No. 1-7410) for the quarter ended
         Pincus Capital Company, L.P. and               September 30, 1988, and incorporated
         Warburg, Pincus Capital Partners,              herein by reference.
         L.P. (as Purchasers) relating to the
         sale and purchase of Mellon Series D
         Junior Preferred Stock.

Exhibit
  No.                  Description                              Method of Filing
-------  ---------------------------------------     ---------------------------------------
10.2     Purchase Agreement, dated as of             Previously filed as Exhibit 10.2
         July 25, 1988, between Mellon Bank          to Quarterly Report on Form 10-Q
         Corporation (as Seller) and Drexel          (File No. 1-7410) for the quarter ended
         Burnham Lambert Incorporated (as            September 30, 1988, and incorporated
         Purchaser) relating to the sale             herein by reference.
         and purchase of Mellon Series
         D Junior Preferred Stock.

10.3     Exchange Agreement dated as of              Previously filed as Exhibit 10.4
         March 30, 1990, between Warburg,            to Annual Report on Form 10-K
         Pincus Capital Company, L. P.,              (File No. 1-7410) for the year ended
         Warburg, Pincus Capital Partners,           December 31, 1990, and incorporated
         L. P. and Mellon relating to the            herein by reference.
         exchange of Series D Preferred Stock
         for shares of Mellon's Common Stock.

10.4     Lease dated as of February 1, 1983,         Previously filed as Exhibit 10.4
         between 500 Grant Street Associates         to Annual Report on Form 10-K
         Limited Partnership and Mellon              (File No. 1-7410) for the year ended
         Bank, N.A. with respect to One Mellon       December 31, 1992, and incorporated
         Bank Center.                                herein by reference.

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

10.6*    Mellon Bank Corporation Profit              Previously filed as Exhibit 10.7
         Bonus Plan, as amended.                     to Annual Report on Form 10-K
                                                     (File No. 1-7410) for the year ended
                                                     December 31, 1990, and incorporated
                                                     herein by reference.

10.7*    Mellon Bank Corporation Long-Term           Previously filed as Exhibit 10.7 to
         Profit Incentive Plan (1981),               Annual Report on Form 10-K (File
         as adjusted to reflect the Corporation's    No. 1-7410) for the year ended
         three-for-two common stock split            December 31, 1994, and incorporated
         declared in November 1994 (the "Common      herein by reference.
         Stock Split").


* Management contract or compensatory plan arrangement.

Exhibit
  No.                Description                                 Method of Filing
-------  ----------------------------------           --------------------------------------
10.8*    Mellon Bank Corporation Stock                Previously filed as Exhibit 10.8 to
         Option Plan for Outside Directors            Annual Report on Form 10-K (File
         (1989), as adjusted to reflect the           No. 1-7410) for the year ended
         Common Stock Split.                          December 31, 1994, and incorporated
                                                      herein by reference.

10.9*    Mellon Bank Corporation 1990                 Previously filed as Exhibit 19.1
         Elective Deferred Compensation Plan          to Quarterly Report on Form 10-Q
         for Directors and Members of the             (File No. 1-7410) for the quarter ended
         Advisory Board, as amended and               September 30, 1992, and incorporated
         restated, effective July 21, 1992.           herein by reference.

10.10*   Mellon Bank Corporation Elective             Previously filed as Exhibit 10.10 to
         Deferred Compensation Plan for               Annual Report on Form 10-K (File
         Senior Officers, as amended and              No. 1-7410) for the year ended
         restated, effective June 1, 1994.            December 31, 1994, and incorporated
                                                      herein by reference.

10.11*   Mellon Bank IRC Section 401(a)(17)           Previously filed as Exhibit 10.11 to
         Plan, as amended and restated, effective     Annual Report on Form 10-K (File
         January 1, 1993.                             No. 1-7410) for the year ended
                                                      December 31, 1992, and incorporated
                                                      herein by reference.

10.12*   Mellon Bank Optional Life                    Previously filed as Exhibit 10.12 to
         Insurance Plan, effective January 1,         Annual Report on Form 10-K (File
         1993.                                        No. 1-7410) for the year ended
                                                      December 31, 1992, and incorporated
                                                      herein by reference.

10.13*   Mellon Bank Executive Life                   Previously filed as Exhibit 10.13 to
         Insurance Plan, effective January 1,         Annual Report on Form 10-K (File
         1993.                                        No. 1-7410) for the year ended
                                                      December 31, 1992, and incorporated
                                                      herein by reference.

10.14*   Mellon Bank Senior Executive                 Previously filed as Exhibit 10.14 to
         Life Insurance Plan, effective               Annual Report on Form 10-K (File
         January 1, 1993.                             No. 1-7410) for the year ended
                                                      December 31, 1992, and incorporated
                                                      herein by reference.


* Management contract or compensatory plan arrangement.

Exhibit
  No.                   Description                                     Method of Filing
-------   ----------------------------------------            ----------------------------------------
10.15*    Mellon Bank Corporation Retirement Plan             Previously filed as Exhibit 10.1 to
          for Outside Directors, effective                    Quarterly Report on Form 10-Q (File
          January 1, 1994.                                    No. 1-7410) for the quarter ended
                                                              June 30, 1995, and incorporated herein
                                                              by reference.

10.16*    Mellon Bank Corporation Phantom                     Previously filed as Exhibit 10.2 to
          Stock Unit Plan (1995)                              Quarterly Report on Form 10-Q (File
                                                              No. 1-7410) for the quarter ended
                                                              June 30, 1995, and incorporated
                                                              herein by reference.

10.17*    Employment Agreement between                        Filed herewith.
          Mellon Bank, N.A. and Frank V.
          Cahouet, effective as of
          July 25, 1993, and amended and
          restated as of October 17, 1995.

10.18*    Employment Agreement between                        Previously filed as Exhibit 10.2
          Mellon Bank, N.A. and                               to Quarterly Report on Form 10-Q
          W. Keith Smith, effective as of                     (File No. 1-7410) for the quarter ended
          July 25, 1993, and amended and                      September 30, 1995, and incorporated
          restated as of August 1, 1995.                      herein by reference.

10.19*    The Dreyfus Corporation 1989                        Previously filed as Exhibit 10.19
          Non-Qualified Stock Option Plan.                    to Annual Report on Form 10-K (File
                                                              No. 1-7410) for the year ended
                                                              December 31, 1994, and incorporated
                                                              herein by reference.

10.20*    The Dreyfus Corporation Amended                     Previously filed as Exhibit 10(iii)(A)
          Deferred Compensation Plan.                         to The Dreyfus Corporation's Annual
                                                              Report on Form 10-K (File No. 1-5240)
                                                              for the year ended December 31, 1992,
                                                              and incorporated herein by reference.

10.21*    The Dreyfus Corporation Contingent                  Previously filed as Exhibit 10.21 to
          Benefit Plan.                                       Annual Report on Form 10-K (File
                                                              No. 1-7410) for the year ended
                                                              December 31, 1994, and incorporated
                                                              herein by reference.


* Management contract or compensatory plan arrangement.

Exhibit
  No.                 Description                                    Method of Filing
-------   ----------------------------------              -------------------------------------
10.22     Stock Purchase Agreement dated as               Previously filed as Exhibit 2.1
          of September 14, 1992, between                  to Current Report on Form 8-K
          Shearson Lehman Brothers Inc. and               (File No. 1-7410) dated September 14,
          the Corporation (including the form             1992, and incorporated herein by
          of Warrant Agreement attached                   reference.
          thereto as Exhibit C).

10.23     Agreement and Plan of Merger dated              Previously filed as Exhibit 10.19
          as of December 5, 1993, by and among            to the Annual Report on Form 10-K
          Mellon Bank Corporation, Mellon                 (File No. 1-7410) for the year ended
          Bank, N.A., XYZ Sub Corporation and             December 31, 1993, and incorporated
          The Dreyfus Corporation.                        herein by reference.

11.1      Computation of Primary and Fully                Filed herewith.
          Diluted Net Income Per Common Share.

12.1      Computation of Ratio of Earnings                Filed herewith.
          to Fixed Charges and Ratio of
          Earnings to Combined Fixed Charges
          and Preferred Stock Dividends--parent
          Corporation.

12.2      Computation of Ratio of Earnings                Filed herewith.
          to Fixed Charges and Ratio of
          Earnings to Combined Fixed
          Charges and Preferred Stock
          Dividends--Mellon Bank Corporation
          and its subsidiaries.

13.1     All portions of the Mellon Bank Corporation      Filed herewith.
         1995 Annual Report to Shareholders that are
         incorporated herein by reference.

21.1     List of Subsidiaries of the                      Filed herewith.
         Corporation.

23.1     Consent of Independent Accountants.              Filed herewith.

24.1     Powers of Attorney.                              Filed herewith.

27.1     Financial Data Schedule.                         Filed herewith.

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

       3 Indenture dated as of April 15, 1991, as supplemented by the First
         Supplemental Indenture dated as of November 24, 1992, among Mellon Financial Company, the Corporation and First Trust of Illinois, N.A. (as successor to Continental Bank, National Association), providing for the issuance of subordinated debt securities in series from time to time.

       4 Fiscal and Paying Agency Agreement dated as of May 17, 1993, between
         Mellon Bank, N.A. as Issuer, and The Chase Manhattan Bank (National Association), as Fiscal and Paying Agent relating to 6-1/2% Subordinated Notes due August 1, 2005 and 6-3/4% Subordinated Notes due June 1, 2003.

       5 Indenture dated as of August 25, 1995, among Mellon Financial
         Company, the Corporation and First Interstate Bank of California, as Trustee, providing for the issuance of debt securities in series from time to time.