Form 10-Q
period 1996-03-31
MELLON BANK CORP
filed 1996-05-10
CIK 64782

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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
                                Yes  X        No
                                    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
                  Class                                March 31, 1996
                  -----                                --------------
      Common Stock, $.50 par value                      132,443,193

- --------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

- --------------------------------------------------------------------------------

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION
- ------------------------------
Financial Highlights                                                   2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                    3

Financial Statements (Item 1):
 Consolidated Balance Sheet                                           35
 Consolidated Income Statement                                        36
 Consolidated Statement of Cash Flows                                 38
 Consolidated Statement of Changes in Shareholders' Equity            39

Notes to Financial Statements                                         40

Selected Statistical Information:
 Consolidated Balance Sheet - Average Balances and Interest
 Yields/Rates                                                         44
 Deposits                                                             46


PART II - OTHER INFORMATION
- ---------------------------
Legal Proceedings (Item 1)                                            46

Exhibits and Reports on Form 8-K (Item 6)                             46

Signature                                                             47

Corporate Information                                                 48

Index to Exhibits                                                     49

- -----------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share amounts)                1996               1995
- -----------------------------------------------------------------------------------------------
FIRST QUARTER
Net income                                                          $    179           $    170
Net income applicable to common stock                                    169                160
Tangible net income applicable to common stock                           188                178
Dividends paid on common stock                                            75                 66
Return on common shareholders' equity (a)                              19.7%              17.6%
Return on tangible common shareholders' equity (a)(b)                  30.1               27.1
Return on assets (a)                                                   1.76               1.77
Return on tangible assets (a)(b)                                       1.99               2.02
Efficiency ratio                                                         65                 63
Efficiency ratio excluding amortization of intangibles                   62                 60
Pretax operating margin                                                  33                 35
Average common shares and equivalents
  outstanding (in thousands)                                         136,506(c)         148,766
- -----------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income (primary)                                                $   1.24           $   1.08
Net income (fully diluted)                                              1.24               1.07
Dividends paid                                                           .55                .45
Closing common stock price                                             55.25              40.75
Book value at quarter-end                                              25.55              25.63
- -----------------------------------------------------------------------------------------------
BALANCES AT MARCH 31
Loans                                                               $ 26,857           $ 26,696
Total assets                                                          41,582             39,619
Deposits                                                              29,898             27,005
Common shareholders' equity                                            3,384              3,755
Market capitalization                                                  7,317              5,969
- -----------------------------------------------------------------------------------------------
CAPITAL RATIOS AT MARCH 31
Common shareholders' equity to assets                                  8.14%              9.48%
Total shareholders' equity to assets                                   9.19              10.57
Tier I capital                                                         7.69               9.49
Total (Tier I plus Tier II) capital                                   12.20              12.86
Leverage capital                                                       7.52               8.84
- -----------------------------------------------------------------------------------------------

(a) Annualized.
(b) See page 5 for a definition of these ratios.
(c) At March 31, 1996, common stock and stock equivalents totaled 134.3 million shares.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS
- -------------------------------------------------------------------------------


Retirement enhancement plan

In January 1996, the Corporation offered a Retirement Enhancement Plan to employees participating in the Mellon and The Boston Company retirement plans. This voluntary program provided certain employees age 55 or older, who had 10 or more years of service, the opportunity to choose early retirement with enhanced pensions and health insurance. This program concluded on March 31, 1996, with 495 employees electing early retirement. The Corporation recorded an $18 million charge in the first quarter in connection with this program.

Repurchase of common stock

In February 1996, the board of directors of the Corporation authorized the repurchase of up to 3.5 million additional shares of common stock to be used to meet current and near-term requirements for its stock-based benefit plans and dividend reinvestment plan. At March 31, 1996, the Corporation had repurchased
 .9 million shares under this authorization. In addition, in February 1996 the Corporation completed the 8 million share repurchase program authorized by the board of directors in the fourth quarter of 1995. Since the beginning of 1995, the Corporation has repurchased 18.3 million common shares, prior to any reissuances, as well as warrants to purchase 4.5 million shares of common stock.

Securitization of home equity loans

The Corporation securitized $650 million of its home equity revolving credit line loans on March 29, 1996. These loans generally are secured by first and/or second mortgages on one-to-four family residential properties. Securitizations are an effective way to diversify funding sources and manage the balance sheet. The Corporation no longer recognizes net interest revenue on the securitized portfolio; however, the decrease in net interest revenue is primarily offset by increased servicing fee revenue and lower net credit losses. The Corporation continues to service the securitized loans. In connection with this action, the Corporation recorded a $28 million gain which is included in other fee revenue. In November 1995, the Corporation securitized $950 million of credit card receivables.

Common dividend increase

On April 16, 1996, the Corporation announced a 9% increase in the quarterly common dividend to $.60 per common share. The increased dividend is payable on May 15, 1996, to shareholders of record on April 30, 1996. This is the fifth quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 137%.

OVERVIEW FOR THE FIRST QUARTER OF 1996
- -------------------------------------------------------------------------------


The Corporation recorded earnings per common share of $1.24 in the first quarter of 1996, an increase of 15% compared with $1.08 per common share in the first quarter of 1995. Net income applicable to common stock was $169 million in the first quarter of 1996, compared with $160 million in the prior year period. Annualized return on common shareholders' equity and return on assets were 19.7% and 1.76% in the first quarter of 1996, compared with 17.6% and 1.77%, respectively, in the first quarter of 1995.

Results for the first quarter of 1996 included a $28 million gain from the securitization of $650 million of home equity loans that occurred in late March. The gain was offset by $22 million of staff expense resulting from the retirement enhancement program completed in the first quarter of 1996 and severance expense; and $6 million of expense related to the further reconfiguration of the retail delivery system. Earnings per common share in the first quarter of 1996 also reflect the common share repurchases over the last year. Average common stock and common stock equivalents used in the computation of primary earnings per share in the first quarter of 1996 totaled
136.5 million shares, compared with 148.8 million shares in the first quarter of 1995, an 8% decrease.

Net interest revenue was $363 million in the first quarter of 1996, a decrease of $26 million, or 6%, from $389 million in the prior-year period. This reduction primarily resulted from the decrease in interest revenue related to the fourth quarter 1995 credit card securitization and repurchase of common shares over the last year. Fee revenue was $503 million, an increase of $104 million, or 26%, from $399 million in the first quarter of 1995. The increase in fee revenue was attributable to the gain on the securitization of home equity loans, as well as to higher mutual fund management revenue and institutional trust fees. In addition, the increase in fee revenue reflects higher mortgage servicing fees and increased credit card revenue. The increase in credit card revenue resulted from the credit card securitization.

Operating expense was $560 million for the first quarter of 1996, up 13% from $495 million in the first quarter of 1995. The increase primarily resulted from higher staff expense including the retirement enhancement program, higher amortization expense from purchased mortgage servicing rights and the expense related to the retail delivery system reconfiguration, offset in part by lower FDIC deposit insurance assessment expense.

The provision for credit losses was $25 million in the first quarter of 1996, an increase of $5 million from the first quarter of 1995. Net credit losses were $28 million compared with $26 million in the first quarter of 1995. Nonperforming assets totaled $250 million at March 31, 1996, compared with $236 million at December 31, 1995, and $243 million at March 31, 1995. At March 31, 1996, the Corporation's ratio of nonperforming assets to total loans and net acquired property was .93%, compared with .85% at December 31, 1995, and .91% at March 31, 1995.

The Corporation's ratio of common shareholders' equity to assets was 8.14% at March 31, 1996. The Tier I, Total and Leverage capital ratios were 7.69%, 12.20% and 7.52%, respectively, at March 31, 1996, well in excess of the minimum required ratios.

TANGIBLE OPERATING RESULTS
- -------------------------------------------------------------------------------


Except for the merger with Dreyfus, which was accounted for under the "pooling of interests" method, the Corporation has been required to account for business combinations under the "purchase" method of accounting. The purchase method results in the recording of goodwill and other identified intangibles which are amortized as noncash charges in future years into operating expense. Had the Corporation accounted for these business combinations under the pooling of interests method, these intangibles and their related amortization would not have been recorded. The tangible operating results are shown in the table below.

- -----------------------------------------------------------------------------------------------------
                                                                   Quarter ended
                                                                      March 31,
(dollar amounts in millions, common shares in thousands)        1996            1995          Change
- -----------------------------------------------------------------------------------------------------
Net income applicable to common stock                         $    169        $    160       $      9
After tax impact of amortization of intangibles
  from purchase acquisitions                                        19              18              1
- -----------------------------------------------------------------------------------------------------
     Tangible net income applicable to common stock           $    188        $    178       $     10
- -----------------------------------------------------------------------------------------------------

Average common equity                                         $  3,459        $  3,700       $   (241)
Average goodwill and other identified intangibles                  946           1,026             80
- -----------------------------------------------------------------------------------------------------
     Average tangible common equity                           $  2,513        $  2,674       $   (161)

Return on tangible common equity                                 30.1%           27.1%            300 bp
- -----------------------------------------------------------------------------------------------------

Average total assets                                          $ 40,848        $ 38,886       $  1,962
Average goodwill and other identified intangibles                  946           1,026             80
- -----------------------------------------------------------------------------------------------------
     Average tangible assets                                  $ 39,902        $ 37,860       $  2,042

Return on tangible assets                                        1.99%           2.02%             (3)bp
- -----------------------------------------------------------------------------------------------------

Average common shares and equivalents outstanding (primary)    136,506         148,766        (12,260)
- -----------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------
BUSINESS SECTORS
- --------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,
                                                  Consumer                           Corporate/Institutional
(dollar amounts in millions,      Investment Services   Banking Services    Investment  Services    Banking Services
averages in billions)                 1996   1995         1996    1995           1996   1995          1996    1995
- --------------------------------------------------------------------------------------------------------------------
Revenue                               $103   $ 92        $ 366   $ 333           $242   $233         $ 105   $  96
Credit quality expense (revenue)         -      -           23      29              -      -             1       -
Operating expense                       69     63          242     207            195    184            40      39
- --------------------------------------------------------------------------------------------------------------------
Income before taxes                     34     29          101      97             47     49            64      57
Income taxes                            14     12           37      38             19     20            23      20
- --------------------------------------------------------------------------------------------------------------------
Net income                            $ 20   $ 17        $  64   $  59           $ 28   $ 29         $  41   $  37
- --------------------------------------------------------------------------------------------------------------------
After tax cash flow                   $ 21   $ 17        $  74   $  70           $ 34   $ 35         $  43   $  38
- --------------------------------------------------------------------------------------------------------------------
Average assets                        $0.3   $0.4        $22.4   $21.3           $1.7   $1.4         $13.9   $13.3
Average common equity                 $0.2   $0.2        $ 1.2   $ 1.1           $0.5   $0.4         $ 1.2   $ 1.0
Return on common shareholders'
 equity (a)                            49%    39%          22%     22%            22%    27%           13%     14%
Return on assets (a)                    NM     NM        1.15%   1.13%             NM     NM         1.19%   1.12%
Pretax operating margin                33%    31%          28%     29%            20%    21%           61%     59%
Pretax operating margin excluding
 amortization of intangibles           34%    32%          31%     33%            23%    24%           63%     62%
Efficiency ratio excluding
  amortization of intangibles          66%    68%          62%     58%            77%    76%           36%     38%
- --------------------------------------------------------------------------------------------------------------------

(a)  Annualized.
 NM- Not meaningful.

Note: The table above and discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.


Income before taxes for the Corporation's core sectors was $246 million in the first quarter of 1996, an increase of $14 million compared with the prior-year quarter. This increase resulted from a $62 million increase in revenue and a $5 million improvement in credit quality expense, partially offset by a $53 million increase in operating expense. Return on common shareholders' equity for the core sectors was 20% in the first quarter of 1996, compared with 21% in the first quarter of 1995. Return on assets was 1.61% in the first quarter of 1996, compared with 1.58% in the first quarter of 1995.

Consumer Investment Services

Consumer Investment Services includes private asset management services and retail mutual funds. Income before taxes for the Consumer Investment sector was $34 million in the first quarter of 1996, an increase of $5 million from the prior-year period. The increase was a result of higher mutual fund management revenue generated by a higher level of assets managed, and increased private asset management trust fees. This sector provided excellent returns, as the annualized return on common shareholders' equity was 49% in the first quarter of 1996, compared with 39% in the first quarter of 1995.

- -----------------------------------------------------------------------------


        Total         Real Estate              Other              Total All
    Core Sectors        Workout          Corporate Activity        Sectors
    1996    1995      1996    1995         1996    1995          1996    1995
- -----------------------------------------------------------------------------
   $ 816   $ 754      $  5    $  4         $ 51    $ 35         $ 872   $ 793
      24      29        (7)    (13)           -       -            17      16
     546     493         1       1           21       5           568     499
- -----------------------------------------------------------------------------
     246     232        11      16           30      30           287     278
      93      90         4       6           11      12           108     108
- -----------------------------------------------------------------------------
   $ 153   $ 142      $  7    $ 10         $ 19    $ 18         $ 179   $ 170
- -----------------------------------------------------------------------------
   $ 172   $ 160      $  7    $ 10         $ 19    $ 18         $ 198   $ 188
- -----------------------------------------------------------------------------
   $38.3   $36.4      $0.3    $0.2         $2.2    $2.3         $40.8   $38.9
   $ 3.1   $ 2.7      $  -    $  -         $0.4    $1.0         $ 3.5   $ 3.7

     20%     21%        NM      NM           NM      NM           20%     18%
   1.61%   1.58%        NM      NM           NM      NM         1.76%   1.77%
     30%     31%        NM      NM           NM      NM           33%     35%

     33%     34%        NM      NM           NM      NM           36%     38%

     64%     62%        NM      NM           NM      NM           62%     60%
- -----------------------------------------------------------------------------


Consumer Banking Services

Consumer Banking Services includes consumer lending and deposit products, business banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. Income before taxes for this sector totaled $101 million in the first quarter of 1996, compared with $97 million in the first quarter of 1995. Revenue increased $33 million compared with the prior-year period, primarily as a result of higher mortgage servicing fees, primarily relating to acquisitions, a $10 million increase in electronic tax return filing fees and a higher level of average loans. Partially offsetting these increases was a decrease in credit card revenue resulting from the fourth quarter 1995 credit card securitization. The decrease in credit quality expense principally reflected the transfer of problem CornerStone(SM) credit card accounts to an accelerated resolution portfolio in the fourth quarter of 1995. The increase in operating expense reflected higher expenses in support of mortgage servicing acquisitions, including an increase in the amortization of purchased mortgage servicing rights and higher expense in support of ongoing strategic initiatives to reconfigure the retail delivery system. Partially offsetting higher operating expenses was the lower FDIC deposit insurance premium in the first quarter of 1996. The annualized return on common shareholders' equity for this sector was 22% in the first quarter of 1996, unchanged from the first quarter of 1995.

Corporate/Institutional Investment Services

Corporate/Institutional Investment Services includes institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management, stock transfer and corporate trust. Income before taxes for this sector was $47 million in the first quarter of 1996, a decrease of $2 million, compared with the first quarter of 1995. Revenue increased $9 million due to a higher level of mutual fund assets managed and the fourth quarter 1995 acquisition of two corporate trust businesses, offset in part by lower foreign exchange fees. Operating expense increased $11 million in support of higher transaction volumes and investments, as well as the corporate trust acquisitions. The annualized return on common shareholders' equity for this sector was 22% in the first quarter of 1996, compared with 27% in the first quarter of 1995.

- --------------------------------------------------------------------------------


Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing and securities underwriting and trading. Income before taxes for the Corporate/Institutional Banking sector was $64 million for the first quarter of 1996, an increase of $7 million, compared with the first quarter of 1995. Revenue increased $9 million primarily as a result of higher net interest revenue on higher loan levels and increased securities trading revenue. Operating expense increased $1 million in support of revenue growth. The annualized return on common shareholders' equity for this sector was 13% in the first quarter of 1996, compared with 14% in the first quarter of 1995.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $11 million in the first quarter of 1996, compared with $16 million in the first quarter of 1995. The results in both periods reflect lower levels of required reserves given improvement in the loss experience of the portfolio; however, the amount of improvement has slowed from the prior-year period.

Other

The Other sector's pretax income was $30 million in the first quarter of 1996 and 1995. Results for the first quarter of 1996 include the $28 million gain on the securitization of home equity revolving credit line loans and earnings on capital above that required for the core sectors. Operating expense for the first quarter of 1996 included the $18 million charge resulting from the retirement enhancement program. Results for the first quarter of 1995 principally reflected earnings on capital above that required in the core sectors.

The following tables distribute net income and return on common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.


- ---------------------------------------------------------------------------
                                                    Customers serviced
                                                ---------------------------
                                                                  Total
                                                 Total         Corporate/
FOR THE THREE MONTHS ENDED MARCH 31,            Consumer      Institutional
(dollar amounts in millions)                  1996    1995    1996     1995
- ---------------------------------------------------------------------------
Net income                                     $84     $76     $69      $66
Return on common shareholders' equity (a)      25%     24%     16%      18%
- ---------------------------------------------------------------------------

(a) Annualized

- ---------------------------------------------------------------------------
                                                    Products offered
                                              -----------------------------
                                                  Total           Total
FOR THE THREE MONTHS ENDED MARCH 31,           Investment        Banking
(dollar amounts in millions)                  1996    1995     1996    1995
- ---------------------------------------------------------------------------
Net income                                     $48     $46     $105     $96
Return on common shareholders' equity (a)      28%     31%      18%     18%
- ---------------------------------------------------------------------------

(a) Annualized.

- ----------------------------------------------------------------------------------
NET INTEREST REVENUE
                                              Three months ended March 31,
                                             1996                      1995
(taxable equivalent basis,            AVERAGE     AVERAGE       Average    Average
dollar amounts in millions)           BALANCE        RATE       balance       rate
- ----------------------------------------------------------------------------------
Money market investments              $ 1,290       5.34%       $ 1,230      5.90%
Trading account securities                138       5.17            316      7.59
Securities (a)                          5,339       6.64          4,890      6.53
Loans (a)                              27,058       8.45         26,670      8.90
                                      -------                   -------
  Total interest-earning assets       $33,825       8.03%       $33,106      8.42%
- ----------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities         $27,986       4.45%       $27,050      4.44%
 Noninterest-bearing liabilities        5,839        -            6,056       -
                                      -------                   -------
  Total                               $33,825       3.68%       $33,106      3.62%
- ----------------------------------------------------------------------------------
Net interest revenue                  $   366       4.35%       $   392      4.80%
- ----------------------------------------------------------------------------------

(a) Balances and rates include adjustments to fair value required by FAS
    No. 115.
Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%.
Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average rates.


Net interest revenue, on a taxable equivalent basis, for the first quarter of 1996 totaled $366 million, down $26 million compared with the first quarter of 1995. The net interest margin was 4.35% in the first quarter of 1996, down 45 basis points from 4.80% in the first quarter of 1995.

The decrease in net interest revenue and the net interest margin in the first quarter of 1996, compared with the first quarter of 1995, resulted from the effects of the November 1995 $950 million credit card securitization and funding costs related to the repurchase of common stock. Excluding the effect of the credit card securitization and common stock repurchases, net interest revenue for the first quarter of 1996 would have been approximately $400 million. The foregone net interest revenue from the credit card securitization was substantially offset by higher servicing fee revenue and lower net credit losses. Net interest revenue in the first quarter of 1996 was favorably impacted by loan growth, higher loan fees and a higher level of retail demand deposits which were partially offset by the migration of retail customers from lower cost deposit products to higher cost products.

Average loans increased $388 million in the first quarter of 1996, compared with the prior-year period, as a result of an increase in substantially all loan categories, which more than offset a decrease of $775 million in jumbo residential mortgage loans and $460 million in credit card loans. The decrease in jumbo residential mortgage loans primarily resulted from loan sales, and the decrease in credit card loans resulted from the securitization. The average level of retail loans will be impacted in future periods by the March 29, 1996, securitization of $650 million of home equity loans.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
- -------------------------------------------------------------------------
                                               Three months ended
                                                    March 31,
(in millions)                                     1996     1995    Change
- -------------------------------------------------------------------------
Provision for credit losses                        $25      $20        $5
Net expense (revenue) from acquired property        (8)      (4)        4
- -------------------------------------------------------------------------
     Credit quality expense                        $17      $16        $1
- -------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, increased $1 million in the first quarter of 1996, compared with the prior-year period, as a result of a $5 million increase in the provision for credit losses, primarily offset by a $4 million increase in net revenue from acquired property.

A summary of the Corporation's net credit losses is presented in the table on the following page. The $2 million increase in net credit losses compared with the first quarter of 1995 resulted from a higher level of commercial net credit losses primarily offset by lower credit card net credit losses. The reduction in credit card net credit losses resulted from the December 1995 transfer of certain CornerStone(SM) credit card loans, that had a history of delinquency, into an accelerated resolution portfolio. The net carrying value of the accelerated resolution portfolio at March 31, 1996, was $65 million, compared with $82 million at year-end 1995. The credit card securitization in the fourth quarter of 1995 was also a factor in the reduction of credit card net credit losses. Compared to the first quarter of 1996, credit card net credit losses for the remaining three quarters of 1996 are expected to increase as delinquencies in the remaining CornerStone(SM) portfolio return to a more normal level.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1995 Annual Report on Form 10-K. The reserve for credit losses totaled $468 million at March 31, 1996, compared with $471 million at December 31, 1995 and $601 million at March 31, 1995. The $133 million decrease in the reserve for credit losses from March 31, 1995, primarily resulted from credit losses taken on the CornerStone(SM) credit card loans during 1995, including the loans that were transferred to the accelerated resolution portfolio in the fourth quarter. The ratio of the loan loss reserve to nonperforming loans at March 31, 1996, was 265%, compared with 282% at year-end 1995 and 386% at March 31, 1995. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies.
The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio also can vary with shifts in loan portfolio mix.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (A)                 Three months ended
                                                      March 31,
(dollar amounts in millions)                      1996         1995      Change
- --------------------------------------------------------------------------------
Reserve at beginning of period                    $471         $607       $(136)
Credit losses:
  Domestic:
     Commercial and financial                        7            3           4
     Commercial real estate                          8            3           5
     Consumer credit:
       Credit cards                                 19           29         (10)
       Consumer mortgage                             3            2           1
       Other consumer credit                         5            4           1
- --------------------------------------------------------------------------------
         Total domestic credit losses               42           41           1
- --------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                       (2)          (6)         (4)
     Commercial real estate                         (5)          (3)          2
     Consumer credit:
       Credit cards                                 (3)          (2)          1
       Consumer mortgage                            (1)          (1)          -
       Other consumer credit                        (2)          (1)          1
- --------------------------------------------------------------------------------
         Total domestic                            (13)         (13)          -
  International                                     (1)          (2)         (1)
- --------------------------------------------------------------------------------
         Total recoveries                          (14)         (15)         (1)
- --------------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:
     Commercial and financial                        5           (3)          8
     Commercial real estate                          3            -           3
     Consumer credit:
       Credit cards                                 16           27         (11)
       Consumer mortgage                             2            1           1
       Other consumer credit                         3            3           -
- --------------------------------------------------------------------------------
         Total domestic                             29           28           1
  International                                     (1)          (2)          1
- --------------------------------------------------------------------------------
         Total net credit losses                    28           26           2
Provision for credit losses                         25           20           5
- --------------------------------------------------------------------------------
Reserve at end of period                          $468         $601       $(133)
- --------------------------------------------------------------------------------
Reserve as a percentage of total loans           1.74%        2.25%         (51)bp
- --------------------------------------------------------------------------------
Annualized net credit losses to average loans     .41%         .40%           1 bp
- --------------------------------------------------------------------------------

(a) Excludes the reserve and net credit losses on segregated assets, as well as net credit losses on assets held for accelerated resolution.

NONINTEREST REVENUE
- --------------------------------------------------------------------------------
                                                 Three months ended
                                                      March 31,
(in millions)                                     1996         1995      Change
- --------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Mutual fund:
     Management                                   $ 83         $ 71        $ 12
     Administration/Custody                         27           30          (3)
  Institutional trust                               59           51           8
  Institutional asset management                    34           34           -
  Private asset management                          38           33           5
- --------------------------------------------------------------------------------
     Total trust and investment management fees    241          219          22
Cash management and deposit transaction charges     49           47           2
Mortgage servicing fees                             41           25          16
Credit card fees                                    33           19          14
Foreign currency and securities trading             21           24          (3)
Other                                              118           65          53
- --------------------------------------------------------------------------------
     Total fee revenue                             503          399         104
Gains (losses) on sale of securities                 1           (1)          2
- --------------------------------------------------------------------------------
     Total noninterest revenue                    $504         $398        $106
- --------------------------------------------------------------------------------


Fee revenue for the Corporation increased $104 million, or 26%, compared with the first quarter of 1995 and represented 58% of the Corporation's total revenue in the first quarter of 1996. The increase in fee revenue primarily resulted from the $28 million gain on the securitization of home equity loans, a $22 million increase in trust and investment management fees, a $16 million increase in mortgage servicing fees and a $14 million increase in credit card fees.

Total trust and investment management fees

The $22 million increase in trust and investment management fees in the first quarter of 1996, compared with the prior-year period, primarily resulted from a $12 million, or 17%, increase in mutual fund management revenue and an $8 million, or 14%, increase in institutional trust fees. The higher revenue from the management of mutual funds resulted from a higher average level of mutual fund assets managed and lower fee waivers at Dreyfus. Mutual fund management fees are discussed further on the following pages. The increase in institutional trust revenue resulted from new business, including the 1995 acquisition of two corporate trust businesses.

As shown in the table on the following page, the market value of trust assets under management and administration/custody for the Corporation was $1,123 billion at March 31, 1996, up $104 billion compared with $1,019 billion at December 31, 1995. The $100 billion increase in the market value of assets under administration/custody reflected new business, including $68 billion of assets from Prudential Portfolio Managers, U.K. and a general market increase. The market value of assets under management increased $4 billion primarily as a result of an increase in the market value of assets managed and new business.

- --------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY
                                             MARCH 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
(in billions)                                     1996       1995        1995       1995        1995
- ----------------------------------------------------------------------------------------------------
Institutional trust:
  Administration/Custody                          $802       $708        $645       $621        $599
Mutual fund:
  Management (a)                                    83         81          80         79          76
  Administration/Custody                            61         60          55         71          69
Institutional asset management:
  Management                                       129        128         105        101         100
Private asset management:
  Management                                        25         24          24         23          22
  Administration/Custody                            23         18          17         15          14
- ----------------------------------------------------------------------------------------------------
     Total:
          Management                              $237       $233        $209       $203        $198
          Administration/Custody                  $886       $786        $717       $707        $682
- ----------------------------------------------------------------------------------------------------

(a) See table below for components of managed mutual fund assets.


- ----------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND ASSETS BY FUND CATEGORY
                                             MARCH 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
(in billions)                                     1996       1995        1995       1995        1995
- ----------------------------------------------------------------------------------------------------
Proprietary funds:
  Taxable money market funds:
    Institutions                                   $25        $24         $23        $22         $19
    Individuals                                     10         10          11         10          11
  Tax-exempt money market funds                      8          8           8          8           7
  Tax-exempt bond funds                             18         19          18         18          18
  Fixed-income funds                                 5          5           5          5           4
  Equity funds                                      12         11          11         10          10
- ----------------------------------------------------------------------------------------------------
     Total proprietary funds                        78         77          76         73          69
Other managed funds                                  5          4           4          6           7
- ----------------------------------------------------------------------------------------------------
     Total managed mutual fund assets              $83        $81         $80        $79         $76
- ----------------------------------------------------------------------------------------------------


Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the first quarter of 1996 were $81 billion, compared with $68 billion in the first quarter of 1995. This increase primarily resulted from higher average institutional money market funds and equity funds.

NONINTEREST REVENUE (CONTINUED)
- --------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE                          Three months ended
REVENUE                                               March 31,
(in millions)                                     1996         1995      Change
- --------------------------------------------------------------------------------
Managed mutual fund fees                           $92          $83         $ 9
Less:  Fees waived                                   7            9           2
Less:  Fund expense reimbursements                   2            3           1
- --------------------------------------------------------------------------------
  Net managed mutual fund fees                     $83          $71         $12
- --------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
  Proprietary funds:
    Taxable money market funds:
      Institutions                                 $14          $10         $ 4
      Individuals                                   10           10           -
    Tax-exempt money market funds                    7            5           2
    Tax-exempt bond funds                           26           23           3
    Fixed income funds                               6            5           1
    Equity funds                                    18           15           3
- --------------------------------------------------------------------------------
      Total proprietary fund fees                   81           68          13
  Other managed fund fees                            2            3          (1)
- --------------------------------------------------------------------------------
      Net managed mutual fund fees                 $83          $71         $12
- --------------------------------------------------------------------------------


Mortgage servicing fees

The $16 million increase in mortgage servicing fees, compared with the prior-year period, resulted from the acquisition of mortgage servicing rights including the third quarter 1995 acquisition of Metmor Financial, Inc. At March 31, 1996, the Corporation's total servicing portfolio was $55 billion, up 52% compared with $37 billion at March 31, 1995.

Credit card fees

The $14 million increase in credit card fee revenue in the first quarter of 1996, compared with the first quarter of 1995, primarily resulted from servicing fee revenue from the securitized credit card receivables. Additional information on the effect of the securitization is presented in the table on the following page.

Foreign currency and securities trading revenue

The $3 million decrease in foreign currency and securities trading fee revenue in the first quarter of 1996, compared to the prior-year period, was attributable to lower foreign exchange fees earned, partially offset by higher securities trading account fee revenue.

Other fee revenue

Other fee revenue was $118 million in the first quarter of 1996, an increase of $53 million from the first quarter of 1995. This increase primarily resulted from the $28 million gain on the home equity loan securitization, a $14 million increase in gains on disposition of assets and sales of equity securities, and a $10 million increase in fees relating to the electronic filing of income tax returns. Electronic filing fees totaled $17 million in the first quarter of 1996.

SECURITIZATION OF CREDIT CARD RECEIVABLES
- --------------------------------------------------------------------------------


The Corporation securitized $950 million of credit card receivables in the fourth quarter of 1995. For analytical purposes, the impact of the securitization on first quarter 1996 results is shown below.

                                                          First Quarter
(in millions)                                                  1996
- --------------------------------------------------------------------------------
Lower net interest revenue                                     $ 24
Lower net credit losses                                          10
Higher fee revenue                                               13
Lower loans                                                     950
- --------------------------------------------------------------------------------


OPERATING EXPENSE
- --------------------------------------------------------------------------------
                                                 Three months ended
                                                      March 31,
(dollar amounts in millions)                      1996         1995      Change
- --------------------------------------------------------------------------------
Staff expense                                     $277         $240         $37
Net occupancy expense                               56           51           5
Professional, legal and other purchased services    47           38           9
Equipment expense                                   35           34           1
Business development                                33           33           -
Amortization of mortgage servicing rights
  and purchased credit card relationships           28           13          15
Amortization of goodwill and other intangible
  assets                                            25           24           1
Communications expense                              23           22           1
FDIC assessment and regulatory examination fees      1           15         (14)
Other expense                                       43           29          14
- --------------------------------------------------------------------------------
     Operating expense before net revenue
       from acquired property                      568          499          69
Net revenue from acquired property                  (8)          (4)          4
- --------------------------------------------------------------------------------
     Total operating expense                      $560         $495         $65
- --------------------------------------------------------------------------------

Average full-time equivalent staff              24,600       24,300         300
- --------------------------------------------------------------------------------
Efficiency ratio (a)                               65%          63%           2
Efficiency ratio excluding amortization of
  goodwill and other intangible assets             62           60            2
- --------------------------------------------------------------------------------

(a) Operating expense before net revenue from acquired property as a percentage of revenue, computed on a taxable equivalent basis, excluding gains (losses) on the sale of securities.


Operating expense increased $65 million, or 13%, in the first quarter of 1996, compared with the prior-year period. This increase resulted primarily from increases in staff expense, the amortization of mortgage servicing rights and expense resulting from the ongoing strategic initiatives to reconfigure the retail delivery system. These increases were partially offset by lower FDIC deposit insurance assessment expense. Excluding expense resulting from the retirement enhancement program, severance and the reconfiguration of the retail delivery system, operating expense increased 8%, compared with the first quarter of 1995.

- --------------------------------------------------------------------------------


The increase in staff expense resulted primarily from an $18 million charge for the Corporation's retirement enhancement program, $4 million of severance accruals and an $8 million increase in incentive expense. The retirement enhancement program, which was offered during the first quarter and concluded on March 31,1996, enhanced the pensions and health insurance of 495 eligible associates electing early retirement, effective April 1, 1996. The increase in the amortization of mortgage servicing rights reflects the increase in the Corporation's mortgage servicing portfolio from March 31, 1995. The $5 million increase in net occupancy expense resulted from expense related to the reconfiguration of the retail delivery system. The increase in professional, legal and other purchased services and other expense reflects business growth as well as expenses resulting from efforts to reengineer lines of business and improve customer service. Partially offsetting these increases was a decrease in the FDIC deposit insurance assessment which resulted from the suspension of this assessment in the first half of 1996 for healthy institutions.

Merger expense of $104 million pretax, or $79 million after tax, was recorded in 1994 to reflect expense associated with the Dreyfus merger. The remaining expenditures and asset adjustments related to this merger were recorded in the first quarter of 1996.


INCOME TAXES
- --------------------------------------------------------------------------------

The provision for income taxes totaled $103 million in the first quarter of 1996, compared with $102 million in the first quarter of 1995. The Corporation's effective tax rate for the first quarter of 1996 was 36.5%, compared with a 37.5% effective tax rate for the first quarter of 1995. It is currently anticipated that the effective tax rate will remain at approximately 36.5% for the remainder of 1996.


ASSET/LIABILITY MANAGEMENT
- ------------------------------------------------------------------------
                                                      Three months ended
                                                            March 31,
(average balances in millions)                           1996       1995
- ------------------------------------------------------------------------
ASSETS:
Money market investments                              $ 1,290    $ 1,230
Trading account securities                                138        316
Securities                                              5,339      4,890
Loans                                                  27,058     26,670
- ------------------------------------------------------------------------
   Total interest-earning assets                       33,825     33,106
Noninterest-earning assets                              7,500      6,387
Reserve for credit losses                                (477)      (607)
- ------------------------------------------------------------------------
   Total assets                                       $40,848    $38,886
- ------------------------------------------------------------------------

- ------------------------------------------------------------------------
FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                            $32,073    $30,656
Wholesale and purchased funds                           8,775      8,230
- ------------------------------------------------------------------------
   Funds supporting total assets                      $40,848    $38,886
- ------------------------------------------------------------------------


The increase in the Corporation's average interest-earning assets in the first quarter of 1996, compared with the first quarter of 1995, reflects a higher level of securities and loans. Average securities increased $449 million while average loans increased $388 million. The increase in average loans resulted from increases in substantially all loan categories, which more than offset decreases of $775 million in jumbo residential mortgage loans and $460 million in credit card loans. The decrease in jumbo residential mortgage loans primarily resulted from loan sales while the decrease in credit card loans resulted from the securitization. The average level of retail loans will be impacted in future periods by the March 29, 1996, securitization of $650 million of home equity loans.

- --------------------------------------------------------------------------------


Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $1.6 billion in the first quarter of 1996 from the prior-year period, primarily reflecting a higher level of noninterest-earning assets and the increased loan levels. The increase in noninterest-earning assets primarily resulted from higher levels of cash and due from banks. Average core funds increased $1.4 billion in the first quarter of 1996 from the prior-year period, primarily reflecting a higher level of money market and savings deposits. Core funds averaged 94% of core assets in the first quarter of 1996, up from 91% in the fourth quarter of 1995 and unchanged from the first quarter of 1995.

Wholesale and purchased funds are defined as deposits in foreign offices, federal funds purchased and securities under repurchase agreements, short-term bank notes, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, commercial paper, other time deposits and other funds borrowed. Average wholesale and purchased funds increased $.5 billion compared with the prior-year period, primarily reflecting an increase in short-term bank notes and overnight foreign office deposits. As a percentage of total average assets, average wholesale and purchased funds decreased to 21% in the first quarter of 1996, from 24% in the fourth quarter of 1995 and was unchanged from the first quarter of 1995.


COMPOSITION OF LOAN PORTFOLIO
- --------------------------------------------------------------------------------


The loan portfolio increased $161 million at March 31, 1996, compared with March 31, 1995, as a result of increased loan demand in substantially all loan categories primarily offset by: the late March 1996 securitization of $650 million of home equity revolving credit line loans; the fourth quarter 1995 $950 million credit card securitization; the sale of approximately $710 million of jumbo residential mortgages; and the transfer of $193 million of CornerStone(SM) credit card loans to an accelerated resolution portfolio. At March 31, 1996, the composition of the loan portfolio was 54% commercial and 46% consumer.

- ----------------------------------------------------------------------------------------------------
                                             MARCH 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
(in millions)                                     1996       1995        1995       1995        1995
- ----------------------------------------------------------------------------------------------------
DOMESTIC LOANS
 Commercial and financial                      $11,089(a) $10,969     $10,317    $10,163     $ 9,820
 Commercial real estate                          1,459(b)   1,532       1,505      1,512       1,588
 Consumer credit:
  Consumer mortgage                              7,865      8,960       9,154      9,031       8,686
  Credit card                                    1,984      1,924       2,799      2,766       2,423
  Other consumer credit                          2,551      2,612       2,625      2,641       2,534
- ----------------------------------------------------------------------------------------------------
    Total consumer credit                       12,400     13,496      14,578     14,438      13,643
 Lease finance assets                              865        830         828        807         815
- ----------------------------------------------------------------------------------------------------
    Total domestic loans                        25,813     26,827      27,228     26,920      25,866
INTERNATIONAL LOANS                              1,044        863         845        845         830
- ----------------------------------------------------------------------------------------------------
    Total loans, net of unearned discount (c)  $26,857    $27,690     $28,073    $27,765     $26,696
- ----------------------------------------------------------------------------------------------------

(a) Includes $19 million of loans subject to the FDIC loss sharing arrangement.
(b) Includes $89 million of loans subject to the FDIC loss sharing arrangement.
(c) Excludes segregated assets.

- --------------------------------------------------------------------------------

Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $1,269 million, or 13%, at March 31, 1996, compared to March 31, 1995, as a result of increases in almost all segments of the commercial and financial loan portfolio. Commercial and financial loans represented 41% of the total loan portfolio at March 31, 1996 and 37% at March 31, 1995. At March 31, 1996, nonperforming domestic commercial and financial loans and leases were .58% of total domestic commercial and financial loans and leases, compared with .55% at March 31, 1995. This ratio has been less than 1% for the last three years.

Commercial real estate

The Corporation's $1,459 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $89 million of loans acquired in the December 1992 Meritor retail office acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC. Domestic commercial real estate loans decreased by $129 million, or 8%, at March 31, 1996, compared with March 31, 1995. The decrease primarily resulted from paydowns and transfers to OREO, partially offset by new loan originations. Domestic commercial real estate loans were 5% of total loans at March 31, 1996, down from 6% a year earlier. Nonperforming commercial real estate loans were 3.61% of total domestic commercial real estate loans at March 31, 1996, compared with 2.31% at March 31, 1995.

Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one-to-four family residential mortgages, fixed term home equity loans and home equity revolving credit line loans. At March 31, 1996, this portfolio totaled $7,865 million, down 9% from $8,686 million at March 31, 1995. The $821 million decrease in this portfolio from March 31, 1995, primarily reflects sales of jumbo mortgages and the $650 million home equity loan securitization.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans decreased approximately $700 million from March 31, 1995, to $3.6 billion at March 31, 1996, primarily as a result of loan sales.

Loans secured by one-to-four family residential mortgages, primarily in the residential warehouse portfolio, increased approximately $235 million to $2.1 billion and fixed-term home equity loans increased approximately $190 million to $1.6 billion. Home equity revolving credit line loans decreased approximately $565 million to $.6 billion as a result of the securitization discussed below. Nonperforming consumer mortgages were .67% of total consumer mortgages at March 31, 1996 and March 31, 1995.

Securitization of home equity loans

The Corporation securitized $650 million of its home equity revolving credit line loans on March 29, 1996. The securitization is an effective way to diversify funding sources and manage the balance sheet. The Corporation no longer recognizes net interest revenue on the securitized portfolio; however, the decrease in net interest revenue is primarily offset by increased servicing fee revenue and lower net credit losses. The Corporation continues to service these loans. In connection with this securitization, the Corporation recorded a $28 million gain which is included in other fee revenue.

- --------------------------------------------------------------------------------


Credit card

At March 31, 1996, credit card loans totaled $1,984 million, a $439 million, or 18%, decrease from March 31, 1995. This decrease resulted from the $950 million securitization of credit card receivables and the transfer of $193 million of CornerStone(SM) credit card loans to an accelerated resolution portfolio, partially offset by the purchase of a credit card portfolio in 1995 and loan growth. Credit card loans are charged off after becoming 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 1.21% at March 31, 1996, compared with .66% at December 31, 1995 and 1.82% at March 31, 1995. The creation of the accelerated resolution portfolio caused the significant reduction in this ratio at December 31, 1995 and contributed to the reduction in this ratio at March 31, 1996, compared with March 31, 1995.

Assets held for accelerated resolution

In the fourth quarter of 1995, the Corporation segregated $193 million of CornerStone(SM) credit card loans, which had a history of delinquency, into an accelerated resolution portfolio. In connection with this transfer, the Corporation evaluated the carrying value of these loans and recorded a credit loss of $106 million. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of this portfolio, which totaled $65 million at March 31, 1996, compared with $82 million at year-end 1995. No revenue will be recorded on this portfolio until the net carrying value is recovered. This portfolio is in other assets on the Corporation's balance sheet.

Other loans

Other consumer credit, which principally consists of installment loans, unsecured personal credit lines and student loans, was $2,551 million at March 31, 1996, an increase of $17 million from March 31, 1995. Loans to international borrowers increased to $1,044 million at March 31, 1996, from $830 million at March 31, 1995, primarily due to increased activity with large corporate customers. Lease finance assets were $865 million, up from $815 million at March 31, 1995.


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT
CREDIT RISK
- -----------------------------------------------------------------------------
                                                                March 31,
(in millions)                                              1996          1995
- -----------------------------------------------------------------------------
Commitments to extend credit                            $23,046(a)    $16,476
Standby letters of credit and foreign guarantees          3,600(b)      3,204
Commercial letters of credit                                 81           135
Residential mortgage loans serviced with recourse           147           176
Custodian securities lent with indemnification
  against broker default of return of securities         17,614        14,808
- -----------------------------------------------------------------------------

(a) Approximately 25% of these commitments are scheduled to expire within one year, with an additional 61% scheduled to expire within five years.
(b) Net of participations and cash collateral totaling $227 million.

CAPITAL
- --------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------
SELECTED CAPITAL DATA

(dollar amounts in millions,                       MARCH 31,    Dec. 31,    March 31,
except per share amounts)                               1996        1995         1995
- -------------------------------------------------------------------------------------
Common shareholders' equity                           $3,384      $3,590       $3,755
Common shareholders' equity to assets ratio             8.14%       8.83%        9.48%
Tangible common shareholders' equity                   2,450       2,632        2,740
Tangible common equity to assets ratio (a)              6.03%       6.63%        7.10%
Total shareholders' equity                            $3,819      $4,025       $4,190
Total shareholders' equity to assets ratio              9.19%       9.90%       10.57%
Tier I capital ratio                                    7.69        8.14         9.49
Total (Tier I plus Tier II) capital ratio              12.20(b)    11.29        12.86
Leverage capital ratio                                  7.52        7.80         8.84
Book value per common share                           $25.55      $26.17       $25.63
Closing common stock price                             55.25       53.75        40.75
Market capitalization                                  7,317       7,374        5,969
- -------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill, and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

(b) The increase from December 31, 1995, resulted from $550 million of subordinated debt issued in the first quarter of 1996.


The decrease in the Corporation's common and total shareholders' equity at March 31, 1996, compared with December 31, 1995 and March 31, 1995, resulted from repurchases of common stock offset in part by earnings retention. In addition, asset growth resulted in a decrease in the Corporation's capital ratios compared with the prior-year periods.

In February 1996, the board of directors of the Corporation authorized the repurchase of up to 3.5 million additional shares of common stock to be used to meet current and near-term requirements for its stock-based benefit plans and dividend reinvestment plan. At March 31, 1996, the Corporation had repurchased
 .9 million shares under this authorization. In addition, in February 1996 the Corporation completed the 8 million share repurchase program authorized by the board of directors in the fourth quarter of 1995. Since the beginning of 1995, the Corporation has returned $921 million to shareholders through the repurchase of 18.3 million common shares, prior to any reissuances, as well as warrants to purchase 4.5 million shares of common stock. Average common stock and stock equivalents used in the computation of primary earnings per share in the first quarter of 1996 totaled 136.5 million shares, compared with 148.8 million shares in the first quarter of 1995, an 8% decrease. At March 31, 1996 common stock and stock equivalents totaled 134.3 million shares.

COMMON SHARES OUTSTANDING
- ------------------------------------------------------------------------
                                                FIRST QUARTER  Full Year
(in millions)                                            1996       1995
- ------------------------------------------------------------------------
Beginning shares outstanding                            137.2      147.2
Shares issued for stock-based benefit plans and
  dividend reinvestment plan                               .7        2.8
Shares repurchased                                       (5.5)     (12.8)
- ------------------------------------------------------------------------
   Ending shares outstanding                            132.4      137.2
- ------------------------------------------------------------------------

- -------------------------------------------------------------------------------

The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

- -------------------------------------------------------------------------------

RISK-BASED AND LEVERAGE CAPITAL RATIOS                        March 31,
(dollar amounts in millions)                              1996          1995
- -------------------------------------------------------------------------------
Tier I capital:
 Common shareholders' equity (a)                         $ 3,407       $ 3,808
 Qualifying preferred stock                                  435           435
 Other items                                                  (9)           12
 Goodwill and certain other intangibles                     (831)         (888)
- -------------------------------------------------------------------------------
     Total Tier I capital                                $ 3,002       $ 3,367
Tier II capital                                            1,762         1,197
- -------------------------------------------------------------------------------
     Total qualifying capital                            $ 4,764       $ 4,564
- -------------------------------------------------------------------------------
Risk-adjusted assets:
 On-balance-sheet                                        $27,050       $25,887
 Off-balance-sheet                                        11,989         9,595
- -------------------------------------------------------------------------------
     Total risk-adjusted assets                          $39,039       $35,482
- -------------------------------------------------------------------------------
Average assets-leverage capital basis                    $39,923       $38,107
- -------------------------------------------------------------------------------
Tier I capital ratio (b)                                    7.69%         9.49%
Total capital ratio (b)                                    12.20         12.86
Leverage capital ratio (b)                                  7.52          8.84
- -------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $23 million and $53 million of unrealized losses, net of tax, on assets classified as available for sale at March 31, 1996 and 1995, respectively, have been excluded.
(b) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

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

Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. If a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well-capitalized to critically undercapitalized. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at March 31, 1996. The Corporation intends to maintain the ratios of its banking subsidiaries at least at the well-capitalized levels.

When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing rights and purchased credit card relationships.

- -------------------------------------------------------------------------------

                                            MARCH 31,     Dec. 31,    March 31,
(in millions)                                    1996         1995         1995
- -------------------------------------------------------------------------------
Goodwill                                         $775         $788         $813
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

The $38 million decrease in goodwill at March 31, 1996, compared with March 31, 1995, resulted from $53 million of amortization, offset in part by an increase of $14 million related to corporate trust acquisitions. Based upon the current level and amortization schedule, the amortization of goodwill over the next 12 months is expected to be approximately $53 million. The annual amortization of goodwill for the full years 1997 through 2000 is expected to remain at approximately $53 million and decrease to approximately $50 million in 2001. The after-tax impact of the annual amortization of goodwill for the full years 1997 through 2000 is expected to be approximately $46 million and decrease to approximately $43 million in 2001.


- -------------------------------------------------------------------------------
                                            MARCH 31,     Dec. 31,    March 31,
(in millions)                                    1996         1995         1995
- -------------------------------------------------------------------------------
Purchased core deposit intangible                $105         $110         $127
Covenants not to compete                           17           22           34
Other identified intangibles                       37           38           40
- -------------------------------------------------------------------------------
  Total purchased core deposit
    and other identified intangibles             $159         $170         $201
- -------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from March 31, 1995, resulted from amortization. Based upon the current level and amortization schedule, the annual amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $43 million. The annual amortization of purchased core deposit and other identified intangibles for the full years 1997 through 2001 is anticipated to be approximately $31 million, $26 million, $26 million, $14 million and $8 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1997 through 2001 is anticipated to be approximately $20 million, $17 million, $17 million, $9 million and $5 million, respectively.


- -------------------------------------------------------------------------------
                                            MARCH 31,     Dec. 31,    March 31,
(in millions)                                    1996         1995         1995
- -------------------------------------------------------------------------------
Mortgage servicing rights                        $614         $592         $317
Purchased credit card relationships                87           90           58
- -------------------------------------------------------------------------------
  Total mortgage servicing rights and
    purchased credit card relationships          $701         $682         $375
- -------------------------------------------------------------------------------

During the quarter, $56 million of servicing rights were capitalized in connection with both mortgage servicing portfolio purchases and loan originations. Mortgage servicing rights are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $25 million in the first quarter of 1996. The estimated fair value of capitalized mortgage servicing rights was $717 million at March 31, 1996. The increase in purchased credit card relationships from March 31, 1995, resulted from portfolio acquisitions partially offset by amortization.

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS No. 121 established guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for both assets to be held and used as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. Adoption of this statement was immaterial to the Corporation's financial position and results of operations.

LIQUIDITY AND DIVIDENDS
- -------------------------------------------------------------------------------

The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell loans and to securitize selected loan portfolios. The Corporation also has a three-year $300 million revolving credit agreement and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general Corporate purposes.

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $407 million during the first quarter of 1996 to $2,749 million at March 31, 1996. The increase reflected $652 million of net cash provided by financing activities, partially offset by $200 million of net cash used in investing activities and $48 million of net cash used in operating activities. Net cash provided by financing activities primarily reflected increases in customer deposits and long-term borrowings partially offset by common stock repurchases. Net cash used in investing activities principally reflected an increase in short-term investments and loan disbursements, offset in part by proceeds from the home equity loan securitization and a loan sale.

On March 1, 1996, the Corporation issued $250 million of debt at a fixed rate of 6.70% maturing in the year 2008. On March 18, 1996, Mellon Bank, N.A., the Corporation's principal banking subsidiary, issued $300 million of debt at a fixed rate of 7% maturing in the year 2006. Prior to issuance, the Corporation hedged the cost of both of these transactions with interest rate swaps. The swaps were terminated upon issuance of the debt. The effective interest rates on the $250 million of Corporate debt and $300 million of Mellon Bank, N.A. debt, including the effect of the interest rate swaps, are 6.91% and 6.43%, respectively. The proceeds from these issuances were used for general Corporate purposes, including the use of $200 million of the proceeds from the Mellon Bank, N.A. issue for a distribution of paid-in capital surplus to the parent Corporation. Contractual maturities of the Corporation's term debt were $20 million in the first quarter of 1996. There will be no contractual maturities of existing debt for the remainder of 1996. At March 31, 1996, the Corporation's senior debt and Mellon Bank, N.A.'s subordinated debt were rated "A2" by Moody's and "A" by Standard and Poor's.

On April 16, 1996, the Corporation announced a 9% increase in the quarterly common stock dividend, to $.60 per common share. The increased dividend is payable on May 15, 1996, to shareholders of record on April 30, 1996. This is the fifth quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 137%. The Corporation paid $75 million in common stock dividends in the first quarter of 1996, compared with $66 million in the prior-year period. In addition, the Corporation paid $10 million in dividends on its outstanding shares of preferred stock during the first quarter of 1996, unchanged from the prior-year period. The common stock dividend payout ratio was 44% in the first quarter of 1996, compared with 41% in the first quarter of 1995. Using the new quarterly common dividend rate of $.60 per share and current shares outstanding, annualized dividend requirements for the common and preferred stock are expected to be approximately $355 million.

The parent Corporation's principal sources of cash are dividends and interest from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 18 in the Corporation's 1995 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 1996, of approximately $204 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 1996, and the date of any such dividend declaration. The national bank subsidiaries declared dividends to the parent Corporation of $100 million in the first quarter of 1996, $501 million in the full-year 1995 and $366 million in 1994. Dividends paid to the parent Corporation by nonbank

- -------------------------------------------------------------------------------

subsidiaries totaled $6 million in the first quarter of 1996, $30 million in the full-year 1995 and $122 million in 1994. In addition, Mellon Bank, N.A. returned $200 million and $300 million of capital to the parent Corporation in the first quarter of 1996 and the second quarter of 1995, respectively.


INTEREST RATE SENSITIVITY ANALYSIS
- -------------------------------------------------------------------------------

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation's assets, liabilities and off-balance-sheet instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation's long-term interest rate exposure is evaluated. These methods provide the analysis needed for a full understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

Modeling techniques that are used to estimate the impact of changes in interest rates on the net interest margin are a more relevant method of measuring interest rate risk than the less sophisticated interest rate sensitivity gap table shown on page 26. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers have migrated from lower cost deposit products to higher cost products. Also, customers will refinance mortgages as interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial options may cause actual results to differ from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 43 of the 1995 Annual Report on Form 10-K.

The table below illustrates the simulation analysis of the impact of a 100 basis point or 200 basis point upward or downward movement in interest rates on net interest revenue, return on common shareholders' equity and earnings per share. This analysis was done assuming that interest-earning asset levels at March 31, 1996, remained constant, that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the March 31, 1996, levels, adjusted for the impact of the home equity revolving credit line securitization.


- -------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                          Movements in interest rates from March 31, 1996 rates
- -------------------------------------------------------------------------------
Simulated impact in the next 12 months     Increase               Decrease
                                        ---------------       ---------------
 compared with March 31, 1996:          +100bp   +200bp       -100bp   -200bp
                                        ---------------------------------------
 Net interest revenue decrease           (.1)%    (.2)%        (.9)%    (.6)%
 Return on common equity decrease         (4) bp   (7) bp      (25) bp  (18) bp
 Earnings per share decrease           $(.01)   $(.02)       $(.06)   $(.05)
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

Under either the increase or decrease scenarios, the estimated impact on net interest revenue, utilizing the model assumptions, was a decrease of less than 1%. The decrease in net interest revenue under the 100 and 200 basis point increase scenarios results from liabilities repricing more quickly than certain adjustable rate assets within the first six months of the analysis. The decrease in net interest revenue under the 100 and 200 basis point decrease scenarios is consistent with the Corporation's asset sensitive gap position at the one-year repricing period as shown in the interest rate sensitivity gap table on page 26.

The interest rate sensitivity gap table shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at March 31, 1996. The data are based on contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. Generally, an asset sensitive gap indicates that rising interest rates could positively affect net interest revenue, and falling rates could negatively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice at the same time or to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, interest rate swaps, caps and floors, financial futures and financial options. The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive in the amount of $4.3 billion, or 10.2% of total assets, at March 31, 1996. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $3.2 billion in this cumulative asset-sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to an asset-sensitive amount of $1.1 billion, or 2.8% of total assets. The Corporation uses off-balance-sheet instruments primarily to convert fixed-rate long-term deposits to variable-rate deposits that generally reprice quarterly. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of $3.2 billion to accomplish this objective. Correspondingly, the Corporation also would have had to acquire a comparable amount of wholesale funds in order to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY GAP AT MARCH 31, 1996
                                                                              Repricing period
                                                   -------------------------------------------------------------------------------
                                                   0-30        31-90      91-180     181-365         1-5       Over 5
(dollar amounts in millions)                       days         days        days        days       years        years        Total
- ----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Money market investments                       $ 1,498      $    32      $    5      $    -      $    -      $     -      $ 1,535
 Trading account securities                         168            -           -           -           -            -          168
 Securities                                       1,807          108         156         703         708        2,310        5,792
 Loans                                           11,055        5,304       2,680       1,960       3,504        2,354       26,857
- ----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                $14,528      $ 5,444      $2,841      $2,663      $4,212      $ 4,664      $34,352
Funds supporting interest-
 earning assets:
 Interest-bearing deposits                      $ 4,731      $ 6,703      $2,962      $1,431      $2,289      $ 3,804      $21,920
 Other borrowed funds                             3,028          684           -         331           -          120        4,163
 Notes and debentures (with original
  maturities over one year)                           -            -           -           -         647        1,325        1,972
 Noninterest-bearing liabilities                  1,147           65          34         103           -        4,948        6,297
- ----------------------------------------------------------------------------------------------------------------------------------
   Total funds supporting
    interest-earning assets                     $ 8,906      $ 7,452      $2,996      $1,865      $2,936      $10,197      $34,352
- ----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                     $ 5,622      $(2,008)     $ (155)     $  798      $1,276      $(5,533)     $     -
- ----------------------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments                   $(2,488)     $(1,949)     $  657      $  667      $3,151      $   (38)     $     -
- ----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                   $ 3,134      $(3,957)     $  502      $1,465      $4,427      $(5,571)     $     -
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                  $ 3,134      $  (823)     $ (321)     $1,144      $5,571      $     -      $     -
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
 of total assets                                   7.5%       (2.0)%      (0.8)%        2.8%       13.4%
- ----------------------------------------------------------------------------------------------------------------------------------

Note: Repricing periods for securities, loans, interest-bearing deposits, noninterest-bearing liabilities and off-balance-sheet instruments are based upon contractual maturities, where applicable, as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment, repricing and withdrawal patterns of certain assets and liabilities.

Off-balance-sheet risk

The Corporation offers off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest-and currency-rate risk. Supplying these instruments provides the Corporation with an ongoing source of fee revenue. The Corporation also enters into these transactions to manage its own risks arising from movements in interest and currency rates and as part of its proprietary trading and funding activities. These off-balance-sheet instruments are subject to credit and market risk. Credit risk is limited to the estimated aggregate replacement cost of contracts in a gain position, should counterparties fail to perform under the terms of those contracts and any underlying collateral proves to be of no value. Credit risk is managed by subjecting the counterparties to the Corporation's credit approval and monitoring policies and procedures. Counterparty limits are monitored on an ongoing basis. Credit risk is often further mitigated by contractual agreements to net replacement cost gains and losses on multiple transactions with the same counterparty through the use of master netting agreements. Market risk arises from changes in the market value of contracts as a result of the fluctuations in interest and currency rates. The Corporation limits its exposure to market risk by entering into generally matching or offsetting positions and by establishing and monitoring limits on unmatched positions. Position limits are set by the Finance Committee and approved by the Office of the Chairman and the Executive Committee of the board of directors. Portfolio outstandings are monitored against such limits by senior managers and compliance staff independent of line areas.

- -------------------------------------------------------------------------------

Managing interest rate risk with off-balance-sheet instruments

The Corporation uses off-balance-sheet instruments, primarily interest rate swaps, in managing its overall interest rate exposure. The following off-balance-sheet instruments have been approved by the Corporation for managing the overall Corporate interest rate exposure: interest rate swaps; caps and floors; financial futures; forward rate agreements; and financial options. Their usage for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. The Corporation primarily uses non-leveraged generic and index amortizing swaps to accomplish its objectives. Generic swaps involve the exchange of fixed and variable interest rates based on underlying contractual notional amounts.
Index amortizing swaps involve the exchange of fixed and variable interest rates; however, their notional amount and maturities vary based on certain underlying indices. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 20 in the Corporation's 1995 Annual Report on Form 10-K.

- -------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE
risk at March 31, 1996
                                                                                                                          Total at
                                                                                                                         March 31,
(notional amounts in millions)                  1996        1997          1998          1999        2000       2001+          1996
- ----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
  Notional amount                             $  225        $160        $   15        $    -        $  -        $400        $  800
  Weighted average rate:
    Receive                                    5.43%       6.36%         5.22%             -           -       6.32%         6.05%
    Pay                                        5.49%       5.48%         5.25%             -           -       5.46%         5.46%

Receive fixed/pay floating
 indexed amortizing swaps: (b)
  Notional value                              $1,004        $355        $  972        $1,605        $163        $179        $4,278
  Weighted average rate:
    Receive                                    5.13%       6.80%         6.10%         5.79%       7.15%       7.13%         5.90%
    Pay                                        5.45%       5.48%         5.37%         5.36%       5.50%       5.50%         5.40%

Pay fixed/receive floating
 generic swaps: (a)
  Notional amount                             $  111        $  3        $   17        $    2        $  -        $ 10        $  143
  Weighted average rate:
    Receive                                    5.45%       5.55%         2.04%         6.79%           -       5.67%         5.11%
    Pay                                        5.55%       7.59%         5.27%         8.41%           -       6.49%         5.68%

Other products (c)                            $  250        $  -        $    4        $    2        $ 88        $ 15        $  359
- ----------------------------------------------------------------------------------------------------------------------------------

   Total notional amount                      $1,590        $518        $1,008        $1,609        $251        $604        $5,580
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based on interest rate indices.
(b) Amortizing swaps' notional amounts and lives change, based on certain interest rate indices. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly.
(c) Average rates are not meaningful for these products.

The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $5.6 billion at March 31, 1996, a decrease of $3.1 billion from $8.7 billion at December 31, 1995. The reduction in these instruments resulted from terminations and maturities. See page 29 for a discussion of the interest rate swap terminations. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities in order to assess its impact on the net interest margin. As discussed on page 25, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $4.3 billion, before the utilization of these instruments, to a cumulative one-year asset-sensitive position of $1.1 billion at March 31, 1996.

- -------------------------------------------------------------------------------

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying rate-sensitive instruments.

- -------------------------------------------------------------------------------
                                                                  March 31,
(notional amounts in millions)                               1996          1995
- -------------------------------------------------------------------------------
Instruments associated with deposits                       $4,341       $ 8,796
Instruments associated with other liabilities                 420           420
Instruments associated with loans                             819         1,718
- -------------------------------------------------------------------------------
  Total notional amount                                    $5,580       $10,934
- -------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $5 million in the first quarter of 1996, compared with interest revenue of less than $1 million in the first quarter of 1995.

In the first quarter, the Corporation terminated interest rate agreements of $250 million and $300 million that were used to lock in the cost of the $250 million 6.70% and $300 million 7.00% long-term debt issuances in the first quarter of 1996. These terminations resulted in an unrealized deferred loss of $4 million on the $250 million interest rate agreement and an unrealized deferred gain of $12 million on the $300 million interest rate agreement.
These deferred gains and losses will be amortized to interest expense over the terms of the corresponding debt.

In response to tactical asset/liability management considerations, the Corporation terminated $4.4 billion of interest rate swaps in the first quarter of 1996. Both pay and receive fixed-rate generic swaps were terminated. The terminated swaps included $3 billion that were associated with deposits, specifically money market accounts, CWI accounts and retail savings certificates, and $1.4 billion that were associated with loans. These terminations resulted in net deferred gains of $15 million. These gains will be amortized over the remaining periods of the original hedges, which are between one and three years.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at March 31, 1996, was a negative $72 million, compared with a positive $30 million at December 31, 1995. This decrease was consistent with the increase in long-term interest rates during the first quarter of 1996, which had the corresponding effect of increasing the fair value of on-balance-sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST RATE RISK MANAGEMENT PURPOSES
- -------------------------------------------------------------------------------
                                                                  March 31,
(notional amounts in millions)                              1996           1995
- -------------------------------------------------------------------------------
Interest rate agreements:(a)
  Interest rate swaps                                     $5,221        $10,385
  Options, caps and floors purchased (b)                     344            543
  Futures contracts                                            8              6
  Forward rate agreements                                      7              -
Other products                                                89             50
- -------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with interest rate agreements was $8 million at March 31, 1996 and $7 million at March 31, 1995.
(b) At March 31, 1996 and 1995, there were no options, caps or floors written.

- -------------------------------------------------------------------------------

Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps and interest rate caps and floors to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments, as well as futures and forward contracts, in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the first quarter of 1996, the Corporation recorded $20 million of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $24 million in the first quarter of 1995. The total notional values of these contracts were $35 billion at March 31, 1996 and $40 billion at March 31, 1995, and are included on the off-balance-sheet instruments used for trading activities table below.

The Corporation has established trading limits and related monitoring procedures to control trading risk. These limits are reviewed and approved by the Office of the Chairman and the Executive Committee of the board of directors. All limits are monitored for compliance by departmental compliance staff and by the Corporation's Internal Audit department. Exceptions to limits would be reported to the Office of the Chairman and, in certain instances, to the Audit Committee of the board of directors.

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities was less than $1 million at March 31, 1996.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES
- -------------------------------------------------------------------------------
                                                                  March 31,
(notional amounts in millions)                               1996          1995
- -------------------------------------------------------------------------------
Foreign currency contracts:(a)
  Commitments to purchase                                 $12,072       $12,586
  Commitments to sell                                      12,116        12,660
Foreign currency and other option contracts written           313           155
Foreign currency and other option contracts purchased         353           177
Futures and forward contracts                               1,224         1,651
Interest rate agreements:(a)
  Interest rate swaps                                       6,007         6,692
  Options, caps and floors purchased                        1,705         3,155
  Options, caps and floors written                          1,555         2,822
  Forward rate agreements                                     110             -
- -------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $368 million at March 31, 1996 and $957 million at March 31, 1995.

NONPERFORMING ASSETS
                                                                     MARCH 31,     Dec. 31,    Sept. 30,     June 30,    March 31,
(dollar amounts in millions)                                              1996         1995         1995         1995         1995
- ----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                       $177         $167         $183         $199         $156
Acquired property, net of the OREO reserve                                  73           69           78           77           87
- ----------------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets (a)                                          $250         $236         $261         $276         $243
- ----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                        .66%         .60%         .65%         .72%         .58%
Total nonperforming assets as a percentage of
  total loans and net acquired property                                   .93%         .85%         .93%         .99%         .91%
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming assets do not include the segregated assets acquired in the December 1992 Meritor retail office acquisition. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more, but are not on nonaccrual status because they are well-secured and in the process of collection. Past-due consumer loans, excluding consumer mortgages, are generally not classified as nonaccrual, but are charged off on a formula basis upon reaching various stages of delinquency. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1995 Annual Report on Form 10-K.

At March 31, 1996, nonperforming assets totaled $250 million, an increase of $14 million compared with December 31, 1995, primarily as a result of a $10 million increase in nonperforming loans. The increase in nonperforming loans resulted from additions of commercial real estate loans to nonaccrual status partially offset by credit losses, returns to accrual status and repayments. Total nonperforming assets increased $7 million compared with March 31, 1995, as an increase in nonperforming loans was partially offset by a decrease in acquired property. The ratio of nonperforming assets to total loans and net acquired property at March 31, 1996, was .93%, compared with .85% at December 31, 1995 and .91% at March 31, 1995. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for seven consecutive quarters.

A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At March 31, 1996, the Corporation's impaired loans totaled $122 million and consisted of nonaccrual and restructured commercial and financial, and commercial real estate loans. Included in these impaired loans were $61 million, which had a related impairment reserve of $23 million, and $61 million that did not have a related reserve as a result of interest payments applied to reduce principal or credit losses previously taken on these loans. Average impaired loans during the first quarter of 1996 were $113 million. During the quarter, the Corporation recognized $3 million of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

- -------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS (a)                                            MARCH 31,     Dec. 31,    Sept. 30,     June 30,    March 31,
(dollar amounts in millions)                                             1996         1995         1995         1995         1995
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                               $ 69         $ 65         $ 87         $ 92         $ 55
  Commercial real estate                                                   52           29           31           39           34
  Consumer credit:
     Consumer mortgage                                                     53           61           62           59           58
     Other consumer credit                                                  2            2            2            2            2
- ----------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                                           176          157          182          192          149
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                                  -            -            -            4            4
  Commercial real estate                                                    1           10            1            3            3
- ----------------------------------------------------------------------------------------------------------------------------------
         Total domestic restructured loans                                  1           10            1            7            7
- ----------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (b)                                    177          167          183          199          156
- ----------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                                     86           87           99           98          112
  Reserve for real estate acquired                                        (13)         (18)         (21)         (21)         (26)
- ----------------------------------------------------------------------------------------------------------------------------------
      Net real estate acquired                                             73           69           78           77           86
  Other assets acquired                                                     -            -            -            -            1
- ----------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                                           73           69           78           77           87
- ----------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                      $250         $236         $261         $276         $243
- ----------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of respective
 loan portfolio segments:
  Domestic commercial and financial loans and leases                      .58%         .55%         .78%         .87%         .55%
  Domestic commercial real estate loans                                  3.61         2.55         2.12         2.80         2.31
  Domestic consumer mortgage loans                                        .67          .68          .68          .66          .67
  Total loans                                                             .66          .60          .65          .72          .58
Nonperforming assets as a percentage of
 total loans and net acquired property                                    .93          .85          .93          .99          .91
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes $104 million, $81 million, $103 million, $113 million and $69 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.


- -------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED MARCH 31 (a)
                                                                  Domestic
                                                -------------------------------------------                         Total
                                                 Commercial      Commercial        Consumer                 ---------------------
(in millions)                                   & Financial     Real Estate          Credit                 1996             1995
- ----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period              $65             $39             $63                 $167             $151
  Additions                                              13              35               5                   53               55
  Payments (b)                                           (2)             (4)             (5)                 (11)             (37)
  Return to accrual status                                -              (9)             (2)                 (11)              (3)
  Credit losses                                          (7)             (8)             (3)                 (18)              (7)
  Transfers to acquired property                          -               -              (3)                  (3)              (3)
- ----------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at March 31                         $69             $53             $55                 $177             $156
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.
(b) Includes interest applied to principal and sales.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA (a)                              March 31,
(dollar amounts in millions)                                      1996     1995
- -------------------------------------------------------------------------------
Book balance                                                      $177     $156
Contractual balance of nonperforming loans                         224      222
Book balance as a percentage of contractual balance                79%      70%
Year-to-date interest receipts applied to reduce principal        $  1     $  2
Year-to-date interest receipts recognized in interest revenue        3        2
- -------------------------------------------------------------------------------

(a) Excludes segregated assets.

Acquired property consists of OREO and other assets acquired in connection with loan settlements. Acquired property totaled $73 million at March 31, 1996, compared with $69 million at December 31, 1995, and $87 million at March 31, 1995. The decrease from March 31, 1995, resulted from sales.


- -------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY FOR THE THREE MONTHS ENDED MARCH 31
(in millions)                                                     1996     1995
- -------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve               $69     $87
Foreclosures                                                         4       6
Sales                                                               (4)     (7)
Write-downs, credit losses, OREO provision and other                 4       -
- -------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                      73      86
Other acquired assets                                                -       1
- -------------------------------------------------------------------------------
Acquired property at end of period, net of the OREO reserve (a)    $73     $87
- -------------------------------------------------------------------------------

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

- -------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE) FOR THE THREE
MONTHS ENDED MARCH 31
(in millions)                                                 1996        1995
- -------------------------------------------------------------------------------
Beginning balance                                              $18         $29
Write-downs on real estate acquired                             (1)          -
Provision                                                       (4)         (3)
- -------------------------------------------------------------------------------
Ending balance                                                 $13         $26
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming.


- ----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                      MARCH 31,         Dec. 31,        Sept. 30,         June 30,        March 31,
(dollar amounts in millions)                             1996             1995             1995             1995             1995
- ----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                              $ 36             $ 34             $ 32             $ 32             $ 32
    Ratio (a)                                             .46%             .38%             .35%             .36%             .37%
  Credit card                                              24 (b)           13 (b)           56               54               44
    Ratio (a)                                            1.21%             .66%            2.01%            1.96%            1.82%
  Student - government guaranteed                          37               44               39               32               30
    Ratio (a)                                            2.53%            3.11%            2.78%            2.36%            2.22%
  Other consumer                                            1                1                1                1                1
    Ratio (a)                                             .13%             .09%             .07%             .08%             .09%
- ----------------------------------------------------------------------------------------------------------------------------------
      Total consumer                                     $ 98             $ 92             $128             $119             $107
        Ratio (a)                                         .79%             .68%             .87%             .82%             .78%
Commercial                                                  7                6                6                6                9
- ----------------------------------------------------------------------------------------------------------------------------------
      Total past-due loans                               $105             $ 98             $134             $125             $116
- ----------------------------------------------------------------------------------------------------------------------------------

(a) 90 days past due as a percentage of quarter-end loan balances.
(b) Excludes past due CornerStone(SM) credit card loans included in the accelerated resolution portfolio.

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,        Dec. 31,       March 31,
                  (dollar amounts in millions)                                              1996            1995            1995
- ----------------------------------------------------------------------------------------------------------------------------------
Assets            Cash and due from banks                                                $ 2,749         $ 2,342         $ 2,130
                  Federal funds sold and securities under resale agreements                  757             225             414
                  Interest-bearing deposits with banks                                       623             553             501
                  Other money market investments                                             155              82              33
                  Trading account securities                                                 168              62             233
                  Securities available for sale                                            3,164           2,913           2,112
                  Investment securities (approximate fair value
                    of $2,608, $2,554 and $3,103)                                          2,628           2,519           3,198
                  Loans, net of unearned discount of $57, $44 and $63                     26,857          27,690          26,696
                  Reserve for credit losses                                                 (468)           (471)           (601)
                  Customers' acceptance liability                                            232             263             215
                  Premises and equipment                                                     555             556             552
                  Acquired property, net of reserves of $13, $18 and $26                      73              69              87
                  Goodwill and other intangibles                                             934             958           1,014
                  Mortgage servicing rights and purchased
                    credit card relationships                                                701             682             375
                  Other assets                                                             2,454           2,203           2,660
                  ----------------------------------------------------------------------------------------------------------------
                      Total assets                                                       $41,582         $40,646         $39,619
                  ----------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities       Noninterest-bearing deposits in domestic offices                       $ 7,978         $ 6,458         $ 5,504
                  Interest-bearing deposits in domestic offices                           18,594          18,412          17,775
                  Interest-bearing deposits in foreign offices                             3,326           4,391           3,726
                  ----------------------------------------------------------------------------------------------------------------
                      Total deposits                                                      29,898          29,261          27,005
                  Federal funds purchased and securities under
                    repurchase agreements                                                  1,865           1,591           2,461
                  Short-term bank notes                                                      788           1,057             640
                  Term federal funds purchased                                               643             905             496
                  U.S. Treasury tax and loan demand notes                                    321             290             420
                  Commercial paper                                                           187             284             228
                  Other funds borrowed                                                       359             190             415
                  Acceptances outstanding                                                    232             263             215
                  Other liabilities                                                        1,498           1,337           1,957
                  Notes and debentures (with original maturities over one year)            1,972           1,443           1,592
                  ----------------------------------------------------------------------------------------------------------------
                      Total liabilities                                                   37,763          36,621          35,429
- ----------------------------------------------------------------------------------------------------------------------------------
Shareholders'     Preferred stock                                                            435             435             435
equity            Common shareholders' equity:
                    Common stock - $.50 par value
                      Authorized - 200,000,000 shares
                      Issued - 147,165,480 shares                                             74              74              74
                  Additional paid-in capital                                               1,854           1,850           1,856
                  Retained earnings                                                        2,207           2,118           1,867
                  Warrants                                                                     -               -              37
                  Net unrealized gain (loss) on assets
                    available for sale, net of tax                                           (23)             18             (53)
                  Treasury stock of 14,722,287; 9,978,407 and 678,826 shares, at cost       (728)           (470)            (26)
                  ----------------------------------------------------------------------------------------------------------------
                      Total common shareholders' equity                                    3,384           3,590           3,755
                  ----------------------------------------------------------------------------------------------------------------
                      Total shareholders' equity                                           3,819           4,025           4,190
                  ----------------------------------------------------------------------------------------------------------------
                      Total liabilities and shareholders' equity                         $41,582         $40,646         $39,619
                  ----------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      MARCH 31,
(in millions, except per share amounts)                                                                                    1996
- ----------------------------------------------------------------------------------------------------------------------------------
Interest revenue                    Interest and fees on loans (loan fees of $24, $24, $20, $19 And $16)                   $566
                                    Interest-bearing deposits with banks                                                      9
                                    Federal funds sold and securities under resale agreements                                 6
                                    Other money market investments                                                            2
                                    Trading account securities                                                                2
                                    Securities                                                                               88
                                    ----------------------------------------------------------------------------------------------
                                        Total interest revenue                                                              673
- ----------------------------------------------------------------------------------------------------------------------------------
Interest expense                    Deposits in domestic offices                                                            167
                                    Deposits in foreign offices                                                              51
                                    Federal funds purchased and securities under repurchase agreements                       27
                                    Short-term bank notes                                                                    14
                                    Other short-term borrowings                                                              23
                                    Notes and debentures                                                                     28
                                    ----------------------------------------------------------------------------------------------
                                        Total interest expense                                                              310
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest                            Net interest revenue                                                                363
revenue                             Provision for credit losses                                                              25
                                    ----------------------------------------------------------------------------------------------
                                        Net interest revenue after provision for losses                                     338
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest                         Trust and investment management fees                                                    241
revenue                             Cash management and deposit transaction charges                                          49
                                    Mortgage servicing fees                                                                  41
                                    Credit card fees                                                                         33
                                    Foreign currency and securities trading                                                  21
                                    Other income                                                                            118
                                    ----------------------------------------------------------------------------------------------
                                        Total fee revenue                                                                   503
                                    Gains (losses) on sales of securities                                                     1
                                    ----------------------------------------------------------------------------------------------
                                        Total noninterest revenue                                                           504
- ----------------------------------------------------------------------------------------------------------------------------------
Operating                           Staff expense                                                                           277
expense                             Net occupancy expense                                                                    56
                                    Professional, legal and other purchased services                                         47
                                    Equipment expense                                                                        35
                                    Amortization of mortgage servicing rights and purchased
                                      credit card relationships                                                              28
                                    Amortization of goodwill and other intangible assets                                     25
                                    FDIC assessment and regulatory examination fees                                           1
                                    Other expense                                                                            99
                                    Net revenue from acquired property                                                       (8)
                                    ----------------------------------------------------------------------------------------------
                                        Total operating expense                                                             560
- ----------------------------------------------------------------------------------------------------------------------------------
Income                                  Income before income taxes                                                          282
                                    Provision for income taxes                                                              103
                                    ----------------------------------------------------------------------------------------------
                                        Net income                                                                          179
                                    Dividends on preferred stock                                                             10
                                    ----------------------------------------------------------------------------------------------
                                        Net income applicable to common stock                                              $169
                                    ----------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Per common share                    Primary net income                                                                    $1.24
                                    Fully diluted net income                                                              $1.24
                                    ----------------------------------------------------------------------------------------------

                   See accompanying Notes to Financial Statements.

- -------------------------------------------------------------------------------
                               Three months ended
- -------------------------------------------------------------------------------
         Dec. 31,           Sept. 30,            June 30,           March 31,
             1995                1995                1995                1995
- -------------------------------------------------------------------------------
             $610                $623                $609                $583
               11                  10                   8                   7
                7                   8                   8                  11
                1                   -                   1                   -
                4                   6                   3                   6
               87                  80                  77                  78
- -------------------------------------------------------------------------------
              720                 727                 706                 685
- -------------------------------------------------------------------------------
              172                 169                 169                 153
               65                  58                  51                  52
               31                  32                  33                  29
               16                  14                  14                   6
               26                  30                  25                  28
               28                  32                  29                  28
- -------------------------------------------------------------------------------
              338                 335                 321                 296
- -------------------------------------------------------------------------------
              382                 392                 385                 389
               35                  30                  20                  20
- -------------------------------------------------------------------------------
              347                 362                 365                 369
- -------------------------------------------------------------------------------
              229                 233                 225                 219
               47                  49                  48                  47
               40                  32                  25                  25
               28                  21                  22                  19
               18                  24                  25                  24
               82                  63                  60                  65
- -------------------------------------------------------------------------------
              444                 422                 405                 399
                6                   -                   1                  (1)
- -------------------------------------------------------------------------------
              450                 422                 406                 398
- -------------------------------------------------------------------------------
              248                 240                 229                 240
               52                  54                  48                  51
               51                  47                  50                  38
               40                  35                  34                  34

               25                  17                  13                  13
               24                  24                  24                  24
                -                   1                  15                  15
               91                  91                  95                  84
               (5)                 (3)                 (8)                 (4)
- -------------------------------------------------------------------------------
              526                 506                 500                 495
- -------------------------------------------------------------------------------
              271                 278                 271                 272
               97                 103                  99                 102
- -------------------------------------------------------------------------------
              174                 175                 172                 170
               10                   9                  10                  10
- -------------------------------------------------------------------------------
             $164                $166                $162                $160
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
            $1.18               $1.15               $1.09               $1.08
            $1.16               $1.14               $1.09               $1.07
- -------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Three months ended
                                                                                                                    March 31,
                            (in millions)                                                                       1996         1995
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM             Net income                                                                          $179         $170
OPERATING ACTIVITIES        Adjustments to reconcile net income to net cash
                              provided by (used in) operating activities:
                                Amortization of goodwill and other intangible assets                              25           24
                                Amortization of mortgage servicing rights and
                                  purchased credit card relationships                                             28           13
                                Depreciation and other amortization                                               25           26
                                Deferred income tax expense                                                       10           33
                                Provision for credit losses                                                       25           20
                                Provision for real estate acquired and other losses                               (4)          (2)
                                Net gains on dispositions of acquired property                                    (3)          (2)
                                Net (increase) decrease in accrued interest receivable                             2          (16)
                                Net increase in trading account securities                                      (104)        (162)
                                Net increase in accrued interest payable,
                                  net of amounts prepaid                                                           3           21
                                Net increase in residential mortgages held for sale                              (34)         (28)
                                Net decrease in other operating activities                                      (200)        (333)
                                --------------------------------------------------------------------------------------------------
                                  Net cash used in operating activities                                          (48)        (236)
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM                 Net increase in term deposits and other money
INVESTING ACTIVITIES              market investments                                                            (143)         (57)
                                Net increase in federal funds sold and securities
                                  under resale agreements                                                       (532)         (31)
                                Funds invested in securities available for sale                                 (626)      (2,078)
                                Proceeds from sales of securities available for sale                             241        1,135
                                Proceeds from maturities of securities available for sale                        181          737
                                Funds invested in investment securities                                         (204)          (7)
                                Proceeds from maturities of investment securities                                 94           52
                                Net increase in credit card receivables                                          (76)         (65)
                                Home equity lines of credit securitized                                          650            -
                                Net principal (disbursed) collected on loans to customers                       (129)          34
                                Loan portfolio purchases                                                         (53)           -
                                Proceeds from the sales of loan portfolios                                       442           65
                                Purchases of premises and equipment                                              (28)         (18)
                                Proceeds from sales of acquired property                                           7           10
                                Net increase in other investing activities                                       (24)         (53)
                                --------------------------------------------------------------------------------------------------
                                  Net cash used in investing activities                                         (200)        (276)
- ----------------------------------------------------------------------------------------------------------------------------------

                                 (continued)

Mellon Bank Corporation (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three months ended
                                                                                                                  March 31,
                          (in millions)                                                                      1996           1995
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM           Net increase (decrease) in transaction and savings deposits                       1,512           (886)
FINANCING ACTIVITIES      Net increase (decrease) in customer term deposits                                  (875)           321
                          Net increase in federal funds purchased and
                            securities under repurchase agreements                                            274            438
                          Net increase (decrease) in short-term bank notes                                   (269)           440
                          Net increase (decrease) in term federal funds purchased                            (262)           163
                          Net increase (decrease) in U.S. Treasury tax and loan demand notes                   31           (147)
                          Net increase (decrease) in commercial paper                                         (97)            50
                          Repurchase and repayments of longer-term debt                                       (20)            (1)
                          Net proceeds from issuance of longer-term debt                                      549             25
                          Proceeds from issuance of common stock                                               14             16
                          Dividends paid on common and preferred stock                                        (85)           (94)
                          Repurchase of common stock for employee benefit purposes                            (51)           (61)
                          Repurchase of common stock - other                                                 (238)             -
                          Redemption of preferred stock                                                         -           (155)
                          Net increase in other financing activities                                          169            242
                          --------------------------------------------------------------------------------------------------------
                            Net cash provided by financing activities                                         652            351
                          Effect of foreign currency exchange rates                                             3              6
- ----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND        Net increase (decrease) in cash and due from banks                                  407           (155)
DUE FROM BANKS            Cash and due from banks at beginning of period                                    2,342          2,285
                          --------------------------------------------------------------------------------------------------------
                          Cash and due from banks at end of period                                         $2,749         $2,130
                          --------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL              Interest paid                                                                    $  307         $  275
DISCLOSURES               Net income taxes paid                                                                 9              -
- ----------------------------------------------------------------------------------------------------------------------------------

                          See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three months ended
                                                                                                                  March 31,
                          (dollar amounts in millions, except per share amounts)                             1996           1995
- ----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity      Balance at beginning of period                                                   $4,025         $4,122
                          Net income                                                                          179            170
                          Dividends on preferred stock:
                            Series I                                                                           (4)            (4)
                            Series J                                                                           (2)            (2)
                            Series K                                                                           (4)            (4)
                          Dividends on common stock at $.55 per share in 1996
                            and $.45 per share in 1995                                                        (75)           (66)
                          Repurchase of common stock for employee benefit purposes                            (51)           (61)
                          Repurchase of common stock - other                                                 (238)             -
                          Common stock issued under dividend reinvestment and
                            common stock purchase plan                                                          4              3
                          Exercise of stock options                                                            22             23
                          Unrealized gain (loss), net of tax, on assets classified as
                            available for sale                                                                (41)             2
                          Other                                                                                 4              7
                          --------------------------------------------------------------------------------------------------------
                          Balance at end of period                                                         $3,819         $4,190
                          --------------------------------------------------------------------------------------------------------

                          See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Note 1 --  Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1995 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.


Note 2 --  Adoption of Financial Accounting Standards

On January 1, 1996, the Corporation adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 121 establishes guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for both assets to be held and used as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. The adoption of FAS No. 121 was immaterial to the Corporation's financial position and results of operations. FAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under FAS No. 123, entities are permitted to expense the estimated fair value of employee stock options or to continue to measure compensation cost for these plans using the intrinsic value accounting method contained in APB Opinion No. 25. The Corporation will continue to use the intrinsic value method of accounting for stock-based compensation plans and will provide pro forma disclosures of the fair value based method in its 1996 annual report.


Note 3 --  Foreign currency and securities trading revenue

The Corporation's trading activities involve a variety of financial instruments, including U.S. government securities, municipal securities and money market securities, as well as off-balance-sheet instruments. The majority of the Corporation's trading revenue is earned by structuring and executing off-balance-sheet instruments for customers. The resulting risks are limited by entering into generally matching or offsetting positions. The Corporation also enters into positions in interest rate, foreign exchange and debt instruments based upon expectations of future market conditions.
Unmatched positions are monitored through established limits. To maximize net trading revenues, the market-making and proprietary positions are managed together by product.

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

- -------------------------------------------------------------------------------
                                                                 Quarter ended
                                                                   March 31,
(in millions)                                                   1996      1995
- -------------------------------------------------------------------------------
Foreign exchange contracts                                       $19       $24
Debt instruments                                                   1         -
Futures contracts                                                  1         -
- -------------------------------------------------------------------------------
  Total foreign currency and securities trading revenue (a)      $21       $24
- -------------------------------------------------------------------------------

(a) The Corporation recognized an unrealized loss of less than $1 million at March 31, 1996, and an unrealized gain of less than $1 million at March 31, 1995, related to securities held in the trading portfolio.

- -------------------------------------------------------------------------------

Note 4 --  Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.

- -----------------------------------------------------------------------
                                                     Three months ended
                                                           March 31,
(in millions)                                            1996      1995
- -----------------------------------------------------------------------
Transfers to real estate acquired                          $4       $ 6
Net transfers to segregated assets                          4         1
- -----------------------------------------------------------------------


Note 5 --  Securities

SECURITIES AVAILABLE FOR SALE
- ------------------------------------------------------------------------------------------------------------------
                                        MARCH 31, 1996                                   March 31, 1995
                          ----------------------------------------        ----------------------------------------
                          AMORTIZED     GROSS UNREALIZED      FAIR        Amortized     Gross  unrealized     Fair
(in millions)                  COST     GAINS     LOSSES     VALUE             cost     Gains      Losses    value
- ------------------------------------------------------------------------------------------------------------------
U.S. Treasury                $  197       $ -        $ -    $  197           $  400       $ -         $ -   $  400
U.S. agency mortgage-backed   1,908        12         29     1,891              525         1          25      501
Other U.S. agency               937         1          -       938            1,130         -           -    1,130
- ------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
    and agency securities     3,042        13         29     3,026            2,055         1          25    2,031
Obligations of states and
  political subdivisions         61         1          -        62                1         -           -        1
Other mortgage-backed             6         -          -         6                8         -           -        8
Other securities                 62         9          1        70               72         1           1       72
- ------------------------------------------------------------------------------------------------------------------
  Total securities
    available for sale       $3,171       $23        $30    $3,164           $2,136       $ 2         $26   $2,112
- ------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains in the first quarter of 1996 were $1 million. There were no gross realized gains in the first quarter of 1995. There were no gross realized losses in the first quarter of 1996. Gross realized losses in the first quarter of 1995 were $1 million. Proceeds from the sale of securities available for sale totaled $241 million and $1.135 billion in the first quarter of 1996 and 1995, respectively.


INVESTMENT SECURITIES
- ---------------------------------------------------------------------------------------------------------------------
                                          MARCH 31, 1996                                   March 31, 1995
                            ----------------------------------------        -----------------------------------------
                             AMORTIZED     GROSS UNREALIZED      FAIR        Amortized     Gross  unrealized     Fair
(in millions)                     COST     GAINS     LOSSES     VALUE             cost     Gains      Losses    value
- ---------------------------------------------------------------------------------------------------------------------
U.S. Treasury                   $   36        $1      $  -     $   37          $   26       $ -       $  -     $   26
U.S. agency mortgage-backed      2,496         4        26      2,474           2,973         4         98      2,879
Other U.S. agency                    -         -         -          -               4         -          -          4
- ---------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury
    and agency securities        2,532         5        26      2,511           3,003         4         98      2,909
Obligations of states and
  political subdivisions             -         -         -          -              68         -          -         68
Other mortgage-backed               35         1         -         36              47         -          1         46
Other securities                    61         -         -         61              80         1          1         80
- ---------------------------------------------------------------------------------------------------------------------
  Total investment securities   $2,628        $6       $26     $2,608          $3,198       $ 5       $100     $3,103
- ---------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
Note 6 -- Other assets
- ------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
                                                              MARCH 31,                  Dec. 31,                 March 31,
(in millions)                                                      1996                      1995                      1995
- ---------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                        $  281                    $  290                   $   258
  Other                                                              66                        65                        74
Interest receivable                                                 242                       244                       215
Accounts receivable                                                 248                       196                       171
Receivables related to
  off-balance-sheet instruments                                     364                       388                       964
Assets held for accelerated resolution                               65                        82                         -
Segregated assets, net of reserve (a)                                25                        24                        70
Other                                                             1,163                       914                       908
- ---------------------------------------------------------------------------------------------------------------------------
  Total other assets                                             $2,454                    $2,203                    $2,660
- ---------------------------------------------------------------------------------------------------------------------------

(a) Additional information regarding segregated assets is presented in note 8 in the Corporation's 1995 Annual Report on Form 10-K.

Note 7 -- Preferred stock

The following table summarizes the Corporation's preferred stock outstanding.  Each series of preferred stock has a par value of $1.00 per
share.   A detailed description of the Corporation's outstanding preferred stock is provided in note 12 in the Corporation's 1995 Annual Report on Form
10-K.

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                    Balances at
                                  Liquidation                                          ------------------------------------
(dollar amounts in millions,       preference             Shares              Shares   MARCH 31,      Dec. 31,    March 31,
 except per share amounts)          per share         authorized              issued        1996          1995         1995
- ---------------------------------------------------------------------------------------------------------------------------
9.60% preferred stock (Series I)     $25.00            6,000,000           6,000,000        $145          $145         $145
8.50% preferred stock (Series J)      25.00            4,000,000           4,000,000          97            97           97
8.20% preferred stock (Series K)      25.00            8,000,000           8,000,000         193           193          193
- ---------------------------------------------------------------------------------------------------------------------------
  Total preferred stock                                                                     $435          $435         $435
- ---------------------------------------------------------------------------------------------------------------------------

Note 8 -- Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

- ------------------------------------------------------------------------------
Note 9 -- Computation of primary and fully diluted net income per common share
- ------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
(dollar amounts in millions, except per                                                                       March 31,
 share amounts; common shares in thousands)                                                              1996          1995
- ---------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock                                                               $    169       $    160
- ---------------------------------------------------------------------------------------------------------------------------
Stock and stock equivalents (average shares):
 Common shares outstanding                                                                           134,670        146,913
 Other common stock equivalents, net of shares assumed
   to be repurchased under the treasury stock method:
  Stock options                                                                                        1,836          1,444
  Warrants                                                                                                 -            409
- ---------------------------------------------------------------------------------------------------------------------------
     Total stock and stock equivalents (a)                                                           136,506        148,766
- ---------------------------------------------------------------------------------------------------------------------------
Primary net income per common share (b)                                                                $1.24          $1.08
- ---------------------------------------------------------------------------------------------------------------------------

FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (c)                                                               $169           $160
- ---------------------------------------------------------------------------------------------------------------------------
Stock, stock equivalents and potentially
  dilutive items (average shares):
 Common shares outstanding                                                                           134,670        146,913
 Other common stock equivalents, net of shares assumed
   to be repurchased under the treasury stock method:
  Stock options                                                                                        1,941          2,098
  Warrants                                                                                                 -            820
  Common shares issuable upon conversion of
    7-1/4% Convertible Subordinated Capital Notes                                                        110            132
- ---------------------------------------------------------------------------------------------------------------------------
     Total                                                                                           136,721        149,963
- ---------------------------------------------------------------------------------------------------------------------------
Fully diluted net income per common share (b)                                                          $1.24          $1.07
- ---------------------------------------------------------------------------------------------------------------------------

(a) At March 31, 1996, common stock and stock equivalents totaled 134.3 million shares.
(b)  Calculated based on unrounded numbers.
(c) The after-tax benefit of interest expense on assumed conversion of the 7-1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
- ------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                -------------------------------------------
                                                                                             MARCH 31, 1996
                                                                                AVERAGE                           AVERAGE
          (dollar amounts in millions)                                          BALANCE                        YIELDS/RATES
- ---------------------------------------------------------------------------------------------------------------------------
Assets           Interest-earning assets:
                  Interest-bearing deposits with banks                          $   693                               5.36%
                  Federal funds sold and securities under
                   resale agreements                                                473                               5.40
                  Other money market investments                                    124                               5.00
                  Trading account securities                                        138                               5.17
                  Securities:
                   U.S. Treasury and agency securities (a)                        5,074                               6.68
                   Obligations of states and political
                      subdivisions (a)                                               62                               8.24
                   Other (a)                                                        171                               6.02
                  Loans, net of unearned discount (a)                            27,078                               8.44
                                                                                -------
                       Total interest-earning assets                             33,813                               8.03%
                   Cash and due from banks                                        2,755
                   Customers' acceptance liability                                  245
                   Premises and equipment                                           556
                   Net acquired property                                             68
                   Other assets (a)                                               3,880
                   Reserve for credit losses                                       (477)
                   --------------------------------------------------------------------------------------------------------
                       Total assets                                             $40,840
- ---------------------------------------------------------------------------------------------------------------------------
Liabilities        Interest-bearing liabilities:
and                 Deposits in domestic offices:
shareholders'        Demand                                                     $ 1,608                               2.33%
equity               Money market and other savings accounts                      9,546                               2.94
                     Retail savings certificates                                  6,408                               4.97
                     Other time deposits                                            553                               6.03
                    Deposits in foreign offices                                   3,878                               5.29
                                                                                -------
                       Total interest-bearing deposits                           21,993                               3.98
                    Federal funds purchased and securities under
                     repurchase agreements                                        2,035                               5.42
                    Short-term bank notes                                           961                               5.87
                    Term federal funds purchased                                    632                               5.82
                    U.S. Treasury tax and loan demand notes                         303                               5.21
                    Commercial paper                                                249                               5.51
                    Other funds borrowed                                            259                              10.37
                    Notes and debentures (with original maturities
                     over one year)                                               1,554                               7.14
                                                                                 ------
                        Total interest-bearing liabilities                       27,986                               4.45%
                   Total noninterest-bearing deposits                             7,281
                   Acceptances outstanding                                          245
                   Other liabilities                                              1,442
                   --------------------------------------------------------------------------------------------------------
                        Total liabilities                                        36,954
                   --------------------------------------------------------------------------------------------------------
                   Shareholders' equity (a)                                       3,886
                   --------------------------------------------------------------------------------------------------------
                        Total liabilities and shareholders' equity              $40,840
- ---------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                                              8.03%
                  Cost of funds supporting interest-earning assets                                                    3.68%
- ---------------------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                   Taxable equivalent basis                                                                           4.35%
                   Without taxable equivalent increments                                                              4.32%
                   --------------------------------------------------------------------------------------------------------

                 (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.

                 Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates

- --------------------------------------------------------------------------------------------------------------------
                                             Three months ended
- --------------------------------------------------------------------------------------------------------------------
      Dec. 31, 1995               Sept. 30, 1995                 June 30, 1995                 March 31, 1995
  Average      Average         Average       Average         Average       Average         Average        Average
  balance    yields/rates      balance     yields/rates      balance     yields/rates      balance      yields/rates
- --------------------------------------------------------------------------------------------------------------------
  $   660          6.28%       $   621           6.23%       $   552           6.33%       $   431            6.26%

      449          5.77            613           5.28            578           5.79            757            5.75
       97          5.03             52           3.97             35           6.71             42            4.90
      283          5.86            363           6.26            220           6.65            316            7.59

    4,926          6.55          4,681           6.48          4,429           6.59          4,640            6.49

       62          8.01             59           7.67             64           7.67             70            7.57
      187         10.48            202           6.12            207           5.91            214            5.89
   27,778          8.74         27,804           8.92         27,124           9.03         26,717            8.88
  -------                      -------                       -------                       -------
   34,442          8.33%        34,395           8.43%        33,209           8.58%        33,187            8.42%
    2,533                        2,554                         2,147                         2,109
      275                          253                           198                           190
      557                          553                           554                           557
       74                           78                            83                            87
    3,842                        3,727                         3,826                         3,415
     (567)                        (586)                         (606)                         (607)
- --------------------------------------------------------------------------------------------------------------------
  $41,156                      $40,974                       $39,411                       $38,938
- --------------------------------------------------------------------------------------------------------------------
  $ 1,866          1.79%       $ 1,881           1.87%       $ 1,924           2.13%       $ 1,997            1.96%
    8,909          3.30          8,724           3.26          8,606           3.16          8,703            2.92
    6,508          5.11          6,594           5.18          6,807           5.15          6,828            4.74
      414          5.13            232           4.83            194           5.92            208            2.52
    4,480          5.74          4,034           5.69          3,452           5.94          3,616            5.82
  -------                      -------                       -------                       -------
   22,177          4.23         21,465           4.20         20,983           4.19         21,352            3.90

    2,098          5.81          2,207           5.76          2,208           6.06          1,996            5.85
    1,102          5.82            897           6.38            892           6.40            359            6.43
      838          5.90            738           5.95            487           6.23            508            5.92
      209          5.68            387           5.69            437           5.86            571            5.57
      241          5.74            145           5.76            249           6.02            268            5.90
      318          8.34            511           8.57            337           8.77            414            9.01
    1,646          6.96          1,809           6.91          1,643           7.13          1,582            7.18
  -------                      -------                       -------                       -------
   28,629          4.68%        28,159           4.72%        27,236           4.73%        27,050            4.44%
    6,769                        6,952                         6,117                         5,966
      275                          253                           198                           190
    1,423                        1,508                         1,658                         1,545
- --------------------------------------------------------------------------------------------------------------------
   37,096                       36,872                        35,209                        34,751
- --------------------------------------------------------------------------------------------------------------------
    4,060                        4,102                         4,202                         4,187
- --------------------------------------------------------------------------------------------------------------------
  $41,156                      $40,974                       $39,411                       $38,938
- --------------------------------------------------------------------------------------------------------------------
                   8.33%                         8.43%                         8.58%                          8.42%
                   3.90%                         3.87%                         3.89%                          3.62%
- --------------------------------------------------------------------------------------------------------------------
                   4.43%                         4.56%                         4.69%                          4.80%
                   4.40%                         4.53%                         4.66%                          4.76%

approximating 35%, using dollar amounts in thousands and actual number of days in the periods and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

SELECTED STATISTICAL INFORMATION
- --------------------------------------------------------------------------------
DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
- -----------------------------------------------------------------------------------------------------------------
                                          MARCH 31,       Dec. 31,       Sept. 30,       June 30,       March 31,
(in millions)                                  1996           1995            1995           1995            1995
- -----------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
 Interest-bearing:
  Demand, money market and
    other savings accounts                  $11,816        $11,294         $10,663        $10,682         $10,774
  Retail savings certificates                 6,353          6,450           6,520          6,730           6,832
  Other time deposits                           425            668             227            239             169
- -----------------------------------------------------------------------------------------------------------------
    Total interest-bearing                   18,594         18,412          17,410         17,651          17,775
 Noninterest-bearing                          7,978          6,458           6,524          5,908           5,504
- -----------------------------------------------------------------------------------------------------------------
    Total deposits in domestic offices       26,572         24,870          23,934         23,559          23,279
Deposits in foreign offices                   3,326          4,391           5,377          3,248           3,726
- -----------------------------------------------------------------------------------------------------------------
    Total deposits                          $29,898        $29,261         $29,311        $26,807         $27,005
- -----------------------------------------------------------------------------------------------------------------


PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------
Item 1.  Legal Proceedings.
         -----------------
Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation's businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation's financial condition.


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

(b) Reports on Form 8-K

        During the first quarter of 1996, the Corporation filed the following Current Reports on Form 8-K:

        (1) A report dated January 10, 1996, which included, under Items 5 and 7, the Corporation's press release regarding fourth quarter and full-year 1995 financial results.

        (2) A report dated February 27, 1996, which included, under Item 7, certain exhibits incorporated by reference into Registration Statement No. 33-62151 pertaining to certain debt securities of Mellon Financial Company and the related guarantees of the Registrant.

        (3) A report dated February 29, 1996, which included, under Items 5 and 7, the Corporation's press release regarding the Corporation's completion of its 8 million share repurchase plan and the authorization of a new plan to repurchase up to an additional 3.5 million shares of common stock.


- --------------------------------------------------------------------------------


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MELLON BANK CORPORATION
                                          (Registrant)


Date:  May 10, 1996                     By: /s/  STEVEN G. ELLIOTT
                                            -------------------------------
                                              Steven G. Elliott
                                              Vice Chairman,
                                              Chief Financial Officer
                                              and Treasurer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer of
                                              the Registrant)

CORPORATE INFORMATION
- --------------------------------------------------------------------------------


Business      Mellon Bank Corporation is a multibank holding company
of the        incorporated under the laws of Pennsylvania in August 1971 and
Corporation   registered under the Federal Bank Holding Company Act of 1956, as amended.  Its principal direct subsidiaries are Mellon Bank, N.A.,
              The Boston Company, Inc., Mellon Bank (DE) National Association,
              Mellon Bank (MD), Mellon PSFS (NJ) National Association and a
              number of companies known as Mellon Financial Services
              Corporation.  The Corporation also owns a federal savings bank headquartered in New Jersey, Mellon Bank, F.S.B.  The Dreyfus
              Corporation, one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank, N.A.  The Corporation's banking subsidiaries engage in retail financial services,
              commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, mutual fund activities and various securities-related activities.  The
              Mellon Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related
              services -- including equipment leasing, commercial loan
              financing, stock transfer services, cash management and numerous trust and investment management services.  The Corporation's principal executive office is located at One Mellon Bank Center,
              500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412)
              234-5000).

Exchange      Mellon Bank Corporation's common, Series I preferred, Series J
listing       preferred and Series K preferred stocks are traded on the New York
              Stock Exchange.  The trading symbols are MEL (common stock), MEL
              Pr I, MEL Pr J and MEL Pr K. The Transfer Agent and Registrar is
              Chemical Mellon Shareholder Services, 85 Challenger Road, Overpeck
              Centre, Ridgefield Park, NJ  07660-9940.

Dividend      Subject to approval of the board of directors, dividends are paid
payments      on Mellon Bank Corporation's common and preferred stocks on or about the 15th day of February, May, August and November.

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

Phone         Corporate Communications/Media Relations     1(412) 236-1264
contacts      Dividend Reinvestment Plan                   1(800) 205-7699
              Investor Relations                           1(412) 234-5601
              Publication Requests                         1(800) 879-4816
              Stock Transfer Agent                         1(800) 205-7699

Shareholder   Quarterly earnings news releases are available to shareholders
Publications  upon request.  To receive Mellon's quarterly earnings news releases, please write to the Secretary of the Corporation, 1820
              One Mellon Bank Center, Pittsburgh, PA 15258-0001, or call
              Chemical Mellon Shareholder Services at 1(800) 879-4816. Quarterly
              earnings and other news releases can be faxed to you by calling
              Company News on Call at 1(800) 758-5804.  This electronic, menu-driven system will request a six-digit code (552187) and will allow you to request specific releases to be sent to your fax machine.  Additional Mellon information also can be accessed on its Web site at http://www.mellon.com/, and Dreyfus information can be accessed at http://www.dreyfus.com/.

                               Index to Exhibits


Exhibit No.                                Description
- -----------         -----------------------------------------------------------
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