Form 10-Q
period 1996-06-30
MELLON BANK CORP
filed 1996-08-09
CIK 64782

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- --------------------------------------------------------------------------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                   Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding as of
           Class                                                 June 30, 1996
           -----                                                 -------------
Common Stock, $.50 par value                                      130,069,111

- --------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

- --------------------------------------------------------------------------------

                                                                          Page No.
                                                                          --------
Part I - Financial Information
- ------------------------------

Financial Highlights                                                           2

Management's Discussion and Analysis of Financial Condition

 and Results of Operations (Item 2)                                            3

Financial Statements (Item 1):

    Consolidated Balance Sheet                                                37
    Consolidated Income Statement                                             38
    Consolidated Statement of Cash Flows                                      40
    Consolidated Statement of Changes in Shareholders' Equity                 41

Notes to Financial Statements                                                 42

Selected Statistical Information:

    Consolidated Balance Sheet - Average Balances and Interest Yields/Rates   46
    Deposits                                                                  48


Part II - Other Information
- ------------------------------

Legal Proceedings (Item 1)                                                    48

Submission of Matters to a Vote of Security Holders (Item 4)                  48

Exhibits and Reports on Form 8-K (Item 6)                                     49

Signature                                                                     50

Corporate Information                                                         51

Index to Exhibits                                                             52

- ----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                                                 Three months                       Six months
                                                                                   ended June 30,                   ended June 30,
(dollar amounts in millions, except per share amounts)                          1996         1995                1996         1995
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $   179     $    172            $    358     $    342
Net income applicable to common stock                                            169          162                 338          322
Tangible net income applicable to common stock (a)                               187          181                 375          359
Dividends paid on common stock                                                    79           74                 154          140
Return on common shareholders' equity (b)                                      20.4%        17.5%               20.0%        17.5%
Return on tangible common shareholders' equity (a)(b)                          31.3         26.6                30.7         26.8
Return on assets (b)                                                           1.70         1.75                1.73         1.76
Return on tangible assets (a)(b)                                               1.92         1.99                1.96         2.00
Efficiency ratio                                                                 64           64                  64           63
Efficiency ratio excluding amortization of intangibles                           61           61                  62           60
Pretax operating margin (c)                                                      34           35                  33           35
Average common shares and equivalents
  outstanding (in thousands) (d)                                             133,229      148,055             134,869      148,398
- ----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income (primary)                                                         $  1.26      $  1.09             $  2.50      $  2.17
Net income (fully diluted)                                                      1.26         1.09                2.50         2.16
Dividends paid                                                                   .60          .50                1.15          .95
Closing common stock price                                                     57.00       41.625               57.00       41.625
Book value at quarter-end                                                      25.61        25.59               25.61        25.59
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30                                                                          1996                             1995
Loans                                                                                     $27,356                          $27,765
Total assets                                                                               42,769                           40,016
Deposits                                                                                   31,704                           26,807
Common shareholders' equity                                                                 3,332                            3,643
Market capitalization                                                                       7,414                            5,925
- ----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT JUNE 30                                                                    1996                             1995
Common shareholders' equity to assets                                                       7.79%                            9.10%
Tangible common shareholders' equity to assets                                              5.79                             6.78
Total shareholders' equity to assets                                                        8.81                            10.19
Tier I capital                                                                              7.51                             8.98
Total (Tier I plus Tier II) capital                                                        11.89                            12.31
Leverage capital                                                                            7.24                             8.32
- ----------------------------------------------------------------------------------------------------------------------------------

(a)  See page 5 for a definition of these ratios.

(b)  Annualized.

(c)  Calculated on a taxable equivalent basis.

(d) At June 30, 1996, common stock and stock equivalents totaled 132.0 million shares.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS
- --------------------------------------------------------------------------------

Common dividend increase

On April 16, 1996, the Corporation announced a 9% increase in the quarterly common dividend to $.60 per common share. The increased dividend was paid on May 15, 1996, to shareholders of record on April 30, 1996. This is the fifth quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 137%.

Repurchase of common stock

In May 1996, the board of directors of the Corporation authorized the repurchase of up to 5 million shares of common stock. This repurchase program is in addition to the 3.5 million share repurchase program announced in the first quarter of 1996. At June 30, 1996, the Corporation had completed the 3.5 million share repurchase program and had repurchased .2 million shares under the 5 million share repurchase program. Since the beginning of 1995, the Corporation has repurchased 21 million common shares, prior to any reissuances, as well as warrants for 4.5 million shares of common stock. At June 30, 1996, common stock and stock equivalents totaled 132.0 million shares.

OVERVIEW
- --------------------------------------------------------------------------------

The Corporation recorded earnings per common share of $1.26 in the second quarter of 1996, an increase of 16% compared with $1.09 per common share in the second quarter of 1995. Net income applicable to common stock was $169 million in the second quarter of 1996, compared with $162 million in the prior-year period. Annualized return on common shareholders' equity and return on assets were 20.4% and 1.70%, respectively, in the second quarter of 1996, compared with 17.5% and 1.75%, respectively, in the second quarter of 1995.

Earnings per common share in the second quarter of 1996 reflects the 1995 and 1996 repurchases of 21 million common shares, prior to any reissuances, as well as the repurchase of warrants for 4.5 million common shares. After giving effect to net repurchases of approximately $760 million of common shares and warrants outstanding, valued at the short-term funding rate, the lower share count increased earnings per share 7%, while ongoing business growth increased earnings per share 9%.

Net interest revenue was $372 million in the second quarter of 1996, a decrease of $13 million, or 4%, from $385 million in the prior-year period. This reduction resulted primarily from the credit card and home equity loan securitizations and the repurchase of common shares and warrants. Fee revenue was $474 million, an increase of $69 million, or 17%, from $405 million in the second quarter of 1995. The increase in fee revenue was attributable to higher institutional trust fees and mutual fund management revenue, higher mortgage servicing fees, increased credit card revenue and a gain on a partial sale of an equity interest. The increase in credit card revenue resulted from the credit card securitization.

Operating expense before net revenue from acquired property for the second quarter of 1996 was $541 million, an increase of $33 million, or 7%, from $508 million in the second quarter of 1995. The increase resulted primarily from higher staff expense and higher amortization expense from purchased mortgage servicing rights, offset in part by lower FDIC deposit insurance assessment expense.

Credit quality expense was $24 million in the second quarter of 1996, compared with $12 million in the second quarter of 1995. This increase resulted from a $7 million decrease in net revenue from acquired property and a $5 million increase in the provision for credit losses. Net credit losses were $26 million in the second quarter of 1996, compared with $46 million in the second quarter of 1995, primarily as a result of lower credit card and commercial loan net credit losses.

Nonperforming assets totaled $203 million at June 30, 1996, the lowest level since 1982, compared with $250 million at March 31, 1996, and $276 million at June 30, 1995. At June 30, 1996, the Corporation's ratio of nonperforming assets to total loans and net acquired property was .74%, compared with .93% at March 31, 1996, and .99% at June 30, 1995.

The Corporation's ratio of common shareholders' equity to assets was 7.79% at June 30, 1996. The Tier I, Total and Leverage capital ratios were 7.51%, 11.89% and 7.24%, respectively, at June 30, 1996, well in excess of the minimum required ratios.

For the first six months of 1996, the Corporation recorded earnings per common share of $2.50 and net income applicable to common stock of $338 million, compared with $2.17 per common share and $322 million for the first six months of 1995. Annualized return on common shareholders' equity and return on assets were 20.0% and 1.73% in the first six months of 1996, compared with 17.5% and 1.76%, respectively, in the first six months of 1995.

TANGIBLE OPERATING RESULTS
- --------------------------------------------------------------------------------

Except for the merger with Dreyfus, which was accounted for under the "pooling of interests" method, the Corporation has been required to account for business combinations under the "purchase" method of accounting. The purchase method results in the recording of goodwill and other identified intangibles that are amortized as noncash charges in future years into operating expense. Had the Corporation accounted for these business combinations under the pooling of interests method, these intangibles and their related amortization would not have been recorded. The tangible operating results are shown in the table below.

- ------------------------------------------------------------------------------------------------------------------------------
(dollar amounts in millions,                               Three months                                  Six months
 common shares in thousands,                             ended June 30,                              ended June 30,
 ratios annualized)                                 1996           1995       Change             1996          1995     Change
- ------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock            $   169        $   162     $    7            $   338       $   322      $  16
After tax impact of amortization of
  intangibles from purchase acquisitions              18             19         (1)                37            37          -
- ------------------------------------------------------------------------------------------------------------------------------
         Tangible net income applicable
           to common stock                       $   187        $   181     $    6            $   375       $   359      $  16
- ------------------------------------------------------------------------------------------------------------------------------

Average common equity                            $ 3,327        $ 3,726     $ (399)           $ 3,393       $ 3,713      $ (320)
Average goodwill and other
  identified intangibles                             923          1,004        (81)               934         1,015         (81)
- -------------------------------------------------------------------------------------------------------------------------------
         Average tangible common equity          $ 2,404        $ 2,722     $ (318)           $ 2,459       $ 2,698      $ (239)

Return on tangible common equity                    31.3%          26.6%       470  bp           30.7%         26.8%        390  bp
- -------------------------------------------------------------------------------------------------------------------------------

Average total assets                             $42,096        $39,370     $2,726            $41,472       $39,130      $2,342
Average goodwill and other
  identified intangibles                             923          1,004        (81)               934         1,015         (81)
- -------------------------------------------------------------------------------------------------------------------------------
         Average tangible assets                 $41,173        $38,366     $2,807            $40,538       $38,115      $2,423

Return on tangible assets                           1.92%          1.99%        (7) bp           1.96%         2.00%         (4) bp
- -------------------------------------------------------------------------------------------------------------------------------

Average common shares and
  equivalents outstanding (primary)              133,229        148,055    (14,826)           134,869       148,398     (13,529)
- -------------------------------------------------------------------------------------------------------------------------------

BUSINESS SECTORS
- --------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,

                                                        Consumer                                 Corporate/Institutional
(dollar amounts in millions,        Investment Services          Banking Services       Investment Services     Banking Services
averages in billions)                 1996       1995            1996        1995          1996       1995       1996       1995
- --------------------------------------------------------------------------------------------------------------------------------
Revenue                               $108       $ 92           $ 351       $ 336          $261       $233      $ 101      $  99
Credit quality expense (revenue)         -          -              26          35             -          -         (1)        (4)
Operating expense                       70         64             232         216           198        182         38         39
- --------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     38         28              93          85            63         51         64         64
Income taxes                            15         11              34          32            25         20         22         23
- --------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 23       $ 17           $  59       $  53          $ 38       $ 31      $  42      $  41
- --------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 23       $ 18           $  70       $  63          $ 45       $ 37      $  42      $  42
- --------------------------------------------------------------------------------------------------------------------------------
Average assets                        $0.3       $0.3           $23.2       $21.7          $1.5       $1.8      $14.5      $13.0
Average common equity                 $0.2       $0.2           $ 1.2       $ 1.1          $0.5       $0.4      $ 1.3      $ 1.1
Return on common
 shareholders' equity (a)              52%        40%             20%         19%           28%        28%        13%        15%
Return on assets (a)                    NM         NM           1.03%        .98%            NM         NM      1.14%      1.26%
Pretax operating margin                34%        31%             27%         25%           24%        22%        63%        64%
Pretax operating margin
 excluding amortization of
 intangibles                           35%        31%             30%         29%           27%        25%        65%        66%
Efficiency ratio excluding
  amortization of intangibles          65%        69%             62%         60%           73%        75%        36%        38%
- --------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

- --------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,
                                                      Consumer                                    Corporate/Institutional
(dollar amounts in millions,     Investment Services             Banking Services       Investment Services     Banking Services
averages in billions)                 1996       1995            1996        1995          1996       1995         1996     1995
- --------------------------------------------------------------------------------------------------------------------------------
Revenue                               $211       $184           $ 717       $ 669          $503       $466        $ 206    $ 195
Credit quality expense (revenue)         -          -              49          64             -          -            -       (4)
Operating expense                      139        127             474         423           393        366           78       78
- --------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     72         57             194         182           110        100          128      121
Income taxes                            29         23              71          70            44         40           45       43
- --------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 43       $ 34           $ 123       $ 112          $ 66       $ 60        $  83    $  78
- --------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 44       $ 35           $ 144       $ 133          $ 79       $ 72        $  85    $  80
- --------------------------------------------------------------------------------------------------------------------------------
Average assets                        $0.3       $0.3           $22.8       $21.5          $1.6       $1.6        $14.2    $13.1
Average common equity                 $0.2       $0.2           $ 1.2       $ 1.1          $0.5       $0.4        $ 1.2    $ 1.1
Return on common
 shareholders' equity (a)              51%        40%             21%         20%           25%        28%          13%      15%
Return on assets (a)                    NM         NM           1.09%       1.06%            NM         NM        1.17%    1.19%
Pretax operating margin                34%        31%             27%         27%           22%        21%          62%      62%
Pretax operating margin
 excluding amortization of
 intangibles                           35%        32%             31%         31%           25%        25%          64%      64%
Efficiency ratio excluding
  amortization of intangibles          65%        69%             62%         59%           75%        75%          36%      38%
- --------------------------------------------------------------------------------------------------------------------------------

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

- ----------------------------------------------------------------------------------------------------------------------------------
                        Total                  Real Estate                             Other                        Total All
                     Core Sectors                 Workout                      Corporate Activity                    Sectors
                  1996          1995         1996         1995                  1996         1995              1996           1995
- ----------------------------------------------------------------------------------------------------------------------------------
                 $ 821         $ 760         $  3         $  2                  $ 28         $ 32             $ 852          $ 794
                    25            31           (1)         (19)                    -            -                24             12
                   538           501            2            2                     1            5               541            508
- ----------------------------------------------------------------------------------------------------------------------------------
                   258           228            2           19                    27           27               287            274
                    96            86            1            7                    11            9               108            102
- ----------------------------------------------------------------------------------------------------------------------------------
                 $ 162         $ 142         $  1         $ 12                  $ 16         $ 18             $ 179          $ 172
- ----------------------------------------------------------------------------------------------------------------------------------
                 $ 180         $ 160         $  1         $ 12                  $ 16         $ 19             $ 197          $ 191
- ----------------------------------------------------------------------------------------------------------------------------------
                 $39.5         $36.8         $0.3         $0.2                  $2.3         $2.4             $42.1          $39.4
                 $ 3.2         $ 2.8         $  -         $  -                  $0.1         $0.9             $ 3.3          $ 3.7

                   20%           20%           NM           NM                    NM           NM               20%            17%
                 1.63%         1.55%           NM           NM                    NM           NM             1.70%          1.75%
                   31%           30%           NM           NM                    NM           NM               34%            35%


                   34%           33%           NM           NM                    NM           NM               36%            38%

                   63%           63%           NM           NM                    NM           NM               61%            61%
- ----------------------------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------------------------
                        Total                  Real Estate                             Other                        Total All
                     Core Sectors                 Workout                      Corporate Activity                    Sectors
                  1996          1995         1996         1995                  1996         1995              1996           1995
- ----------------------------------------------------------------------------------------------------------------------------------
                $1,637        $1,514         $  8         $  6                  $ 79         $ 67            $1,724         $1,587
                    49            60           (8)         (32)                    -            -                41             28
                 1,084           994            3            3                    22           10             1,109          1,007
- ----------------------------------------------------------------------------------------------------------------------------------
                   504           460           13           35                    57           57               574            552
                   189           176            5           13                    22           21               216            210
- ----------------------------------------------------------------------------------------------------------------------------------
                $  315        $  284         $  8         $ 22                  $ 35         $ 36            $  358         $  342
- ----------------------------------------------------------------------------------------------------------------------------------
                $  352        $  320         $  8         $ 22                  $ 35         $ 37            $  395         $  379
- ----------------------------------------------------------------------------------------------------------------------------------
                $ 38.9        $ 36.5         $0.3         $0.2                  $2.3         $2.4            $ 41.5         $ 39.1
                $  3.1        $  2.8         $  -         $  -                  $0.3         $0.9            $  3.4         $  3.7

                   20%           21%           NM           NM                    NM           NM               20%            18%
                 1.63%         1.57%           NM           NM                    NM           NM             1.73%          1.76%
                   31%           30%           NM           NM                    NM           NM               33%            35%


                   34%           34%           NM           NM                    NM           NM               36%            38%

                   63%           62%           NM           NM                    NM           NM               62%            60%
- ----------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

Income before taxes for the Corporation's core sectors was $258 million in the second quarter of 1996, an increase of $30 million, or 13%, compared with the prior-year quarter. This increase resulted from a $61 million increase in revenue and a $6 million improvement in credit quality expense, partially offset by a $37 million increase in operating expense. Income before taxes for the core sectors in the first half of 1996 totaled $504 million, an increase of $44 million, or 10%, compared with the prior-year period. This improvement resulted from increased revenue and lower credit quality expense, partially offset by higher operating expense. Return on common shareholders' equity for the core sectors was 20% in both the second quarter and first half of 1996, compared with 20% and 21% in the second quarter and first half of 1995. Return on assets was 1.63% in the second quarter and first half of 1996, compared with 1.55% and 1.57% in the second quarter and first half of 1995.

Consumer Investment Services

Consumer Investment Services includes private asset management services and retail mutual funds. Income before taxes for the Consumer Investment sector was $38 million in the second quarter of 1996, an increase of $10 million from the prior-year period. The increase was a result of higher mutual fund management revenue generated by a higher level of assets managed, and increased private asset management trust fees. Income before taxes for the first half of 1996 was $72 million, compared with $57 million in the first half of 1995. This increase resulted from the same factors responsible for the second quarter increase. This sector provided excellent returns, as the annualized return on common shareholders' equity was 52% and 51% in the second quarter and first half of 1996, respectively, compared with 40% in both the second quarter and first half of 1995.

Consumer Banking Services

Consumer Banking Services includes consumer lending and deposit products, business banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. Income before taxes for this sector totaled $93 million in the second quarter of 1996, compared with $85 million in the second quarter of 1995. Revenue increased $15 million compared with the prior-year period, primarily as a result of higher mortgage servicing fees, primarily relating to acquisitions and higher net interest revenue due to a higher level of average loans. Partially offsetting these increases were decreases in credit card revenue resulting from the fourth quarter 1995 credit card securitization and revenue from home equity loans resulting from the first quarter 1996 home equity loan securitization. The $9 million decrease in credit quality expense principally reflected the transfer of problem CornerStone(sm) credit card accounts to an accelerated resolution portfolio in the fourth quarter of 1995. The $16 million increase in operating expense reflected higher expenses in support of mortgage servicing acquisitions, including an increase in the amortization of purchased mortgage servicing rights. Partially offsetting higher operating expense was the lower FDIC deposit insurance premium. Income before taxes for the first six months of 1996 was $194 million, an increase of $12 million compared with the first six months of 1995. The increase resulted primarily from the same factors responsible for the second quarter increase. Also impacting year-to-date results were an increase in revenue resulting from higher electronic tax return filing fees and an increase in operating expense related to the reconfiguration of the retail delivery system, both recorded in the first quarter of 1996. The annualized return on common shareholders' equity for this sector was 20% and 21% in the second quarter and first half of 1996, compared with 19% and 20% in the second quarter and first half of 1995.

Corporate/Institutional Investment Services

Corporate/Institutional Investment Services includes institutional trust and custody, institutional asset and institutional mutual fund management and administration, securities lending, foreign exchange, cash management, stock transfer and corporate trust. Income before taxes for this sector was $63 million in the second quarter of 1996, an increase of

- ----------------------------------------------------------------------------

$12 million, compared with the second quarter of 1995. Revenue increased $28 million due to a higher level of institutional mutual fund assets managed, the fourth quarter 1995 acquisition of two corporate trust businesses, an increase in securities lending revenue and higher cash management revenue, offset in part by lower foreign exchange fees. Operating expense increased $16 million in support of higher transaction volumes and investments, as well as the corporate trust acquisitions. Income before taxes for the first six months of 1996 was $110 million, an increase of $10 million compared with the first six months of 1995. The increase resulted primarily from the same factors responsible for the second quarter increase. The annualized return on common shareholders' equity for this sector was 28% and 25% in the second quarter and first half of 1996, compared with 28% in both the second quarter and first half of 1995.

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing and securities underwriting and trading. Income before taxes for the Corporate/Institutional Banking Services sector was $64 million for the second quarter of 1996, unchanged from the second quarter of 1995. Revenue increased $2 million primarily as a result of higher net interest revenue on higher loan levels and increased securities trading revenue. Operating expense decreased $1 million. Credit quality expense increased $3 million due to lower credit recoveries in the second quarter of 1996. Income before taxes in the first half of 1996 was $128 million, an increase of $7 million, compared with the first six months of 1995, primarily reflecting higher net interest revenue on higher loan levels and increased securities trading revenue. The annualized return on common shareholders' equity for this sector was 13% in both the second quarter and first half of 1996, compared with 15% in both the second quarter and first half of 1995.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $2 million and $13 million in the second quarter and first half of 1996, compared with $19 million and $35 million in the second quarter and first half of 1995. The results in both periods reflect lower levels of required reserves given improvement in the loss experience of the portfolio; however, the amount of improvement has slowed from the prior-year periods.

Other

The Other sector's pretax income was $27 million and $57 million in the second quarter and first half of 1996, unchanged from the prior-year periods. Results for the second quarter and first half of 1996 primarily include earnings on capital above that required for the core sectors and a $13 million gain on the partial sale of an equity interest. Also, year-to-date 1996 results reflect the $28 million gain on the securitization of home equity loans, recorded in the first quarter of 1996. Year-to-date operating expense in 1996 includes the $18 million first quarter charge resulting from the retirement enhancement program. Results for the second quarter and first half of 1995 principally reflected earnings on capital above that required in the core sectors.

- -----------------------------------------------------------------------------

The following tables distribute net income and return on common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Customers Serviced
                                                                                        ------------------------------------------
                                                                                                                        Total
                                                                                              Total                   Corporate/
FOR THE THREE MONTHS ENDED JUNE 30,                                                          Consumer               Institutional
(dollar amounts in millions)                                                             1996       1995           1996       1995
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $  82       $ 70          $  80       $ 72
Return on common
 shareholders' equity (a)                                                                 24%        22%            17%        19%
- ----------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $166       $146           $149       $138
Return on common
 shareholders' equity (a)                                                                 25%        23%            17%        18%
- ----------------------------------------------------------------------------------------------------------------------------------

 (a)  Annualized

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Products Offered
                                                                                        ------------------------------------------
                                                                                             Total                      Total
FOR THE THREE MONTHS ENDED JUNE 30,                                                        Investment                  Banking
(dollar amounts in millions)                                                             1996       1995           1996       1995
 ---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $  61        $48           $101       $ 94
Return on common
 shareholders' equity (a)                                                                 34%        31%            17%        17%
- ----------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $109        $94           $206       $190
Return on common
 shareholders' equity (a)                                                                 31%        31%            17%        18%
- ----------------------------------------------------------------------------------------------------------------------------------

(a)  Annualized.

NET INTEREST REVENUE
- ------------------------------------------------------------------------------------------------------------------------------------
                                            Three months ended June 30,                         Six months ended June 30,
                                             1996                     1995                     1996                     1995
(taxable equivalent basis,           AVERAGE      AVERAGE     Average     Average       AVERAGE      AVERAGE      Average    Average
dollar amounts in millions)          BALANCE         RATE     balance        rate       BALANCE         RATE      balance       rate
- ------------------------------------------------------------------------------------------------------------------------------------
Money market investments             $ 1,387        5.21%     $ 1,165       6.07%       $ 1,338        5.27%      $ 1,197      5.99%
Trading account securities               181        6.05          220       6.65            160        5.67           268      7.20
Securities (a)                         6,658        6.51        4,681       6.60          5,999        6.57         4,785      6.56
Loans (a)                             26,798        8.27       27,076       9.05         26,928        8.36        26,874      8.97
                                     -------                  -------                   -------                   -------
  Total interest-earning assets      $35,024        7.81      $33,142       8.58        $34,425        7.92       $33,124      8.51
- -----------------------------------------------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities        $28,342        4.34%     $27,236       4.73%       $28,164        4.39%      $27,144      4.59%
 Noninterest-bearing liabilities       6,682          -         5,906         -           6,261          -          5,980        -
                                     -------                  -------                   -------                   -------
  Total                              $35,024        3.51      $33,142       3.89        $34,425        3.60       $33,124      3.76
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                 $   374        4.30%     $   387       4.69%       $   740        4.32%      $   779      4.75%
- ------------------------------------------------------------------------------------------------------------------------------------

(a)  Balances and rates include adjustments to fair value required by FAS No.
     115.

Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average rates.

Net interest revenue, on a taxable equivalent basis, for the second quarter of 1996 totaled $374 million, down $13 million, or 4%, compared with the second quarter of 1995. The net interest margin was 4.30% in the second quarter of 1996, down 39 basis points from 4.69% in the second quarter of 1995.

The decrease in net interest revenue and the net interest margin in the second quarter of 1996, compared with the second quarter of 1995, resulted from the effect of the November 1995 $950 million credit card securitization, the March 1996 $650 million home equity loan securitization and funding costs related to the repurchase of common stock and warrants. Excluding the effects of the loan securitizations and the equity repurchases, the net interest revenue and net interest margin for the second quarter of 1996 would have been approximately $415 million and 4.55%. The foregone net interest revenue from the loan securitizations is substantially offset by higher servicing fee revenue and lower net credit losses. Net interest revenue in the second quarter of 1996 was favorably impacted by higher loan fees, loan levels and a higher level of retail demand deposits which were partially offset by the migration of retail customers from lower cost interest-bearing deposit products to higher cost products.

Average loans decreased $278 million in the second quarter of 1996, compared with the prior-year period, primarily as a result of the loan securitizations and jumbo residential mortgage loan sales. Excluding the loan securitizations and sales, loans increased approximately $2.1 billion, compared with the prior-year period, primarily as a result of increases in domestic wholesale, credit card, retail and mortgage warehouse loans.

Net interest revenue and the net interest margin, on a taxable equivalent basis, were $740 million and 4.32% in the first half of 1996, compared with $779 million and 4.75% in the first half of 1995. The decreases principally resulted from the same factors responsible for the second quarter decrease.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
- --------------------------------------------------------------------------------------------------------------------------------
                                                  Three months                                       Six months
                                                  ended June 30,                                   ended June 30,
(in millions)                                  1996         1995          Change               1996          1995         Change
- --------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                     $25          $20            $  5                $50           $40            $10
Net expense (revenue) from
  acquired property                              (1)          (8)             (7)                (9)          (12)            (3)
- ---------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                     $24          $12             $12                $41           $28            $13
- --------------------------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, increased $12 million in the second quarter of 1996, compared with the second quarter of 1995, as a result of a $7 million decrease in net revenue from acquired property and a $5 million increase in the provision for credit losses.

A summary of the Corporation's net credit losses is presented on the following page. The $20 million decrease in net credit losses compared with the second quarter of 1995, resulted primarily from a lower level of lease finance and credit card net credit losses, partially offset by higher commercial and financial net credit losses. The reduction in credit card net credit losses resulted from the December 1995 transfer of certain CornerStone(sm) credit card loans, which had a history of delinquency, into an accelerated resolution portfolio. The net carrying value of the accelerated resolution portfolio at June 30, 1996, was $52 million, compared with $65 million at March 31, 1996, and $82 million at December 31, 1995. The credit card securitization in the fourth quarter of 1995 also was a factor in the reduction of credit card net credit losses.

Net credit losses decreased $18 million in the first half of 1996, compared with the first half of 1995, reflecting the lower level of credit card and lease finance net credit losses, partially offset by higher commercial and financial net credit losses.

Net credit losses of $26 million in the second quarter of 1996 were down $2 million from the first quarter of 1996 as an $11 million increase in credit card net credit losses was substantially offset by lower commercial loan net credit losses. The increase in credit card net credit losses reflected the expected return to a higher level of delinquencies in the CornerStone(sm) portfolio following the creation of the accelerated resolution portfolio. The Corporation expects a further increase in credit card net credit losses in the third quarter of 1996, which will fully reflect the delinquency characteristics of the CornerStone(sm) portfolio following the creation of the accelerated resolution portfolio.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1995 Annual Report on Form 10-K. The reserve for credit losses totaled $467 million at June 30, 1996, compared with $471 million at December 31, 1995, and $583 million at June 30, 1995. The $116 million decrease in the reserve for credit losses from June 30, 1995, resulted primarily from credit losses taken on the CornerStone(sm) credit card loans during 1995, including the loans that were transferred to the accelerated resolution portfolio in the fourth quarter. The ratio of the loan loss reserve to nonperforming loans at June 30, 1996, was 361%, compared with 282% at year-end 1995 and 293% at June 30, 1995. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio also can vary with shifts in loan portfolio mix.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (A)                        Three months                                   Six months
                                                       ended June 30,                                ended June 30,
(dollar amounts in millions)                        1996         1995         Change              1996         1995       Change
- --------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                      $468         $601         $(133)              $471         $607        $(136)
Reserve acquired in acquisition                        -            8            (8)                 -            8           (8)
Credit losses:
  Domestic:
     Commercial and financial                          8            2             6                 15            5           10
     Commercial real estate                            -            3            (3)                 8            6            2
     Consumer credit:
       Credit cards                                   31           45           (14)                50           74          (24)
       Consumer mortgage                               1            3            (2)                 4            5           (1)
       Other consumer credit                           5            4             1                 10            8            2
    Lease financing                                    -           16           (16)                 -           16          (16)
- --------------------------------------------------------------------------------------------------------------------------------
         Total domestic credit losses                 45           73           (28)                87          114          (27)
- --------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                        (10)         (10)            -                (12)         (16)          (4)
     Commercial real estate                           (2)          (8)           (6)                (7)         (11)          (4)
     Consumer credit:
       Credit cards                                   (4)          (4)            -                 (7)          (6)           1
       Consumer mortgage                              (1)          (1)            -                 (2)          (2)           -
       Other consumer credit                          (2)          (2)            -                 (4)          (3)           1
- --------------------------------------------------------------------------------------------------------------------------------
         Total domestic                              (19)         (25)           (6)               (32)         (38)          (6)
  International                                        -           (2)           (2)                (1)          (4)          (3)
- --------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                            (19)         (27)           (8)               (33)         (42)          (9)
- --------------------------------------------------------------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:
     Commercial and financial                         (2)          (8)            6                  3          (11)          14
     Commercial real estate                           (2)          (5)            3                  1           (5)           6
     Consumer credit:
       Credit cards                                   27           41           (14)                43           68          (25)
       Consumer mortgage                               -            2            (2)                 2            3           (1)
       Other consumer credit                           3            2             1                  6            5            1
     Lease financing                                   -           16           (16)                 -           16          (16)
- --------------------------------------------------------------------------------------------------------------------------------
         Total domestic                               26           48           (22)                55           76          (21)
  International                                        -           (2)            2                 (1)          (4)           3
- --------------------------------------------------------------------------------------------------------------------------------
         Total net credit losses                      26           46           (20)                54           72          (18)
Provision for credit losses                           25           20             5                 50           40           10
- --------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                            $467         $583         $(116)              $467         $583        $(116)
- --------------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans             1.71%        2.10%           (39) bp          1.71%        2.10%          (39) bp
- --------------------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                   .40%         .67%           (27) bp           .41%         .54%          (13) bp
- --------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes the reserve and net credit losses on segregated assets.

NONINTEREST REVENUE
- --------------------------------------------------------------------------------------------------------------------------------
                                                                Three months                             Six months
                                                               ended June 30,                          ended June 30,
(in millions)                                               1996         1995       Change          1996         1995     Change
- --------------------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment management:
  Mutual fund:
     Management                                             $ 84         $ 76        $ 8            $167         $147       $ 20
     Administration/Custody                                   26           30         (4)             53           60         (7)
  Institutional trust                                         62           51         11             121          102         19
  Institutional asset management                              35           34          1              69           68          1
  Private asset management                                    41           34          7              79           67         12
- --------------------------------------------------------------------------------------------------------------------------------
     Total trust and investment management fees              248          225         23             489          444         45
Cash management and deposit transaction charges               52           48          4             101           95          6
Mortgage servicing fees                                       44           25         19              85           50         35
Credit card fees                                              30           22          8              63           41         22
Foreign currency and securities trading                       20           25         (5)             41           49         (8)
Other                                                         80           60         20             198          125         73
- --------------------------------------------------------------------------------------------------------------------------------
     Total fee revenue                                       474          405         69             977          804        173
Gains on sales of securities                                   -            1         (1)              1            -          1
- --------------------------------------------------------------------------------------------------------------------------------
     Total noninterest revenue                              $474         $406        $68            $978         $804       $174
- --------------------------------------------------------------------------------------------------------------------------------

Fee revenue increased $69 million, or 17%, compared with the second quarter of 1995 and represented 56% of the Corporation's total revenue in the second quarter of 1996. The increase in fee revenue resulted primarily from a $23 million increase in trust and investment management fees, a $19 million increase in mortgage servicing fees, a $13 million gain on the partial sale of an equity interest and an $8 million increase in credit card fees.

Total trust and investment management fees

The $23 million, or 10%, increase in trust and investment management fees in the second quarter of 1996, compared with the prior-year period, resulted primarily from an $11 million, or 23%, increase in institutional trust fees, an $8 million, or 10%, increase in mutual fund management revenue and a $7 million, or 20%, increase in private asset management revenue. The increase in institutional trust revenue resulted from new business, including the 1995 acquisition of two corporate trust businesses and a $5 million increase in securities lending revenue. The increase in securities lending revenue resulted primarily from improved margins in 1996, as well as a higher volume of securities lent in the second quarter of 1996. The higher revenue from the management of mutual funds resulted from a higher average level of mutual fund assets managed and lower fee waivers at Dreyfus. Mutual fund management fees are discussed further on the following pages. The increase in private asset management revenue resulted primarily from an increase in the market value of assets under management and new business.

As shown in the table on the following page, the market value of trust assets under management was $220 billion at June 30, 1996, a decrease of $15 billion compared with $235 billion at March 31, 1996. This decrease resulted from the partial sale of an equity interest in an institutional investment management firm. The market value of assets under administration/custody was $876 billion at June 30, 1996, an increase of $6 billion compared with $870 billion at March 31, 1996. This increase resulted from new business.

NONINTEREST REVENUE (CONTINUED)
- ---------------------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT AND ADMINISTRATION/CUSTODY

                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
(in billions)                                           1996             1996              1995             1995              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Institutional trust:
    Administration/Custody                              $794             $786              $708             $645              $621
Mutual fund:
    Management (a)                                        83               83                81               80                79
    Administration/Custody                                57               61                60               55                71
Institutional asset management:
    Management                                           111              127               128              105               101
Private asset management:
    Management                                            26               25                24               24                23
    Administration/Custody                                25               23                18               17                15
- ----------------------------------------------------------------------------------------------------------------------------------
       Total:
            Management                                  $220             $235              $233             $209              $203
            Administration/Custody                      $876             $870              $786             $717              $707
- ----------------------------------------------------------------------------------------------------------------------------------

(a) See table below for components of managed mutual fund assets.

- ---------------------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND ASSETS BY FUND CATEGORY

                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
(in billions)                                           1996             1996              1995             1995              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Proprietary funds:
    Taxable money market funds:
        Institutions                                     $25              $25               $24              $23               $22
        Individuals                                        9               10                10               11                10
    Tax-exempt money market funds                          7                8                 8                8                 8
    Tax-exempt bond funds                                 18               18                19               18                18
    Fixed-income funds                                     5                5                 5                5                 5
    Equity Funds                                          14               12                11               11                10
- ----------------------------------------------------------------------------------------------------------------------------------
       Total proprietary funds                            78               78                77               76                73
Other managed funds                                        5                5                 4                4                 6
- ----------------------------------------------------------------------------------------------------------------------------------
       Total managed mutual fund assets                  $83              $83               $81              $80               $79
- ----------------------------------------------------------------------------------------------------------------------------------

Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the second quarter of 1996 were $79 billion, compared with $72 billion in the second quarter of 1995. This increase resulted primarily from higher average institutional money market funds and equity funds.

NONINTEREST REVENUE (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE                                Three months                                Six months
                                                             ended June 30,                            ended June 30,
(in millions)                                             1996         1995       Change            1996         1995     Change
- --------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees                                   $93          $87        $ 6              $185         $170        $15
Less:  Fees waived                                           6            9          3                13           18          5
Less:  Fund expense reimbursements                           3            2         (1)                5            5          -
- --------------------------------------------------------------------------------------------------------------------------------
    Net managed mutual fund fees                           $84          $76        $ 8              $167         $147        $20
- --------------------------------------------------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
    Proprietary funds:
        Taxable money market funds:
             Institutions                                  $14          $12        $ 2              $ 28         $ 22        $ 6
             Individuals                                    10            9          1                20           19          1
        Tax-exempt money market funds                        7            6          1                14           11          3
        Tax-exempt bond funds                               24           25         (1)               50           48          2
        Fixed income funds                                   6            6          -                12           11          1
        Equity funds                                        21           15          6                39           30          9
- --------------------------------------------------------------------------------------------------------------------------------
             Total proprietary fund fees                    82           73          9               163          141         22
    Other managed fund fees                                  2            3         (1)                4            6         (2)
- --------------------------------------------------------------------------------------------------------------------------------
             Net managed mutual fund fees                  $84          $76        $ 8              $167         $147        $20
- --------------------------------------------------------------------------------------------------------------------------------

Cash management and deposit transaction charges

The $4 million increase in cash management and deposit transaction charges resulted primarily from higher volumes of new business in remittance processing and electronic products.

Mortgage servicing fees

The $19 million increase in mortgage servicing fees, compared with the prior-year period, resulted from the acquisition of mortgage servicing rights, including the third quarter 1995 acquisition of Metmor Financial, Inc. At June 30, 1996, the Corporation's total servicing portfolio was $55 billion, up 48% compared with $37 billion at June 30, 1995.

Credit card fees

The $8 million increase in credit card fee revenue in the second quarter of 1996, compared with the second quarter of 1995, resulted from servicing fee revenue from the securitized credit card receivables. Additional information on the effect of the credit card securitization is presented in the table on the following page.

Foreign currency and securities trading revenue

The $5 million decrease in foreign currency and securities trading fee revenue in the second quarter of 1996, compared with the prior-year period, was attributable to lower foreign exchange fees earned as a result of lower levels of market volatility and customer activity.

Other fee revenue

Other fee revenue was $80 million in the second quarter of 1996, an increase of $20 million compared with the second quarter of 1995. This increase resulted primarily from a gain on the partial sale of an equity interest in an institutional investment management firm and servicing fee revenue from the securitized home equity loans. Additional information on the effect of the home equity loan securitization is presented in the table on the following page.

- ------------------------------------------------------------------------------

Fee revenue was $977 million in the first six months of 1996, compared with $804 million in the prior-year period. This increase resulted primarily from the same factors responsible for the second quarter increase. Also impacting the comparison of year-to-date results were the following first quarter 1996 factors, which were recorded in other fee revenue: a $28 million gain on the home equity loan securitization; a $14 million increase in gains on disposition of assets and sales of equity securities; and a $10 million increase in fees relating to the electronic filing of income tax returns.

SECURITIZATION OF CREDIT CARD RECEIVABLES
- -------------------------------------------------------------------------------

The Corporation securitized $950 million of credit card receivables in the fourth quarter of 1995. For analytical purposes, the impact of the securitization on second quarter and year-to-date 1996 results are shown below.

                                                                                   Three months ended           Six months ended
(in millions)                                                                           June 30, 1996              June 30, 1996
- --------------------------------------------------------------------------------------------------------------------------------
Lower net interest revenue                                                                       $ 22                       $ 46
Lower net credit losses                                                                            12                         22
Higher fee revenue                                                                                 10                         23
Lower loans                                                                                       950                        950
- --------------------------------------------------------------------------------------------------------------------------------

SECURITIZATION OF HOME EQUITY LOANS
- ------------------------------------------------------------------------------

The Corporation securitized $650 million of home equity loans on March 29, 1996. For analytical purposes, the impact of the securitization on second quarter and year-to-date 1996 results are shown below.

                                                                                   Three months ended           Six months ended
(in millions)                                                                           June 30, 1996              June 30, 1996
- --------------------------------------------------------------------------------------------------------------------------------
Lower net interest revenue                                                                      $   6                      $   6
Higher fee revenue                                                                                  3                          3
Lower loans - period-end                                                                          650                        650
Lower loans - average                                                                             650                        336
- --------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE
- ---------------------------------------------------------------------------------------------------------------------------------
                                                               Three months                             Six months
                                                             ended June 30,                          ended June 30,
(dollar amounts in millions)                              1996         1995         Change        1996         1995       Change
- --------------------------------------------------------------------------------------------------------------------------------
Staff expense                                             $255         $229          $26        $  532       $  469         $ 63
Net occupancy expense                                       50           48            2           106           99            7
Professional, legal and other purchased services            50           50            -            97           88            9
Equipment expense                                           36           34            2            71           68            3
Business development                                        35           37           (2)           68           70           (2)
Amortization of mortgage servicing rights
  and purchased credit card relationships                   27           13           14            55           26           29
Amortization of goodwill and other
  intangible assets                                         24           24            -            49           48            1
Communications expense                                      24           20            4            47           42            5
FDIC assessment and regulatory examination fees              2           15          (13)            3           30          (27)
Other expense                                               38           38            -            81           67           14
- --------------------------------------------------------------------------------------------------------------------------------
     Operating expense before net revenue
       from acquired property                              541          508           33         1,109        1,007          102
Net revenue from acquired property                          (1)          (8)          (7)           (9)         (12)          (3)
- --------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                              $540         $500          $40        $1,100       $  995         $105
- --------------------------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff                      24,600       24,100          500        24,600       24,200          400
- --------------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                       64%          64%            -           64%          63%            1
Efficiency ratio excluding amortization of
  goodwill and other intangible assets                     61           61             -           62           60             2
- --------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before net revenue from acquired property as a percentage of revenue, computed on a taxable equivalent basis, excluding gains (losses) on the sale of securities.

Operating expense before net revenue from acquired property increased $33 million, or 7%, in the second quarter of 1996, compared with the prior-year period. This increase resulted primarily from increases in staff expense and the amortization of mortgage servicing rights, partially offset by lower FDIC deposit insurance assessment expense.

The increase in staff expense resulted primarily from a $16 million increase in incentive and commission expense, compared with a relatively low level in the second quarter of 1995, and a $9 million increase in base salaries, resulting in part from acquisitions. The increase in the amortization of mortgage servicing rights reflects the increase in the Corporation's mortgage servicing portfolio from June 30, 1995. Partially offsetting these increases was a decrease in the FDIC deposit insurance assessment which resulted from the suspension of this assessment in 1996 for healthy institutions.

Operating expense before net revenue from acquired property totaled $1,109 million in the first six months of 1996, compared with $1,007 million in the first half of 1995. The increase resulted primarily from the same factors responsible for the second quarter increase, as well as the following charges recorded in the first quarter of 1996: an $18 million charge for the Corporation's early retirement enhancement program that was offered during the first quarter of 1996; $4 million of severance expense; and $6 million of expense related to the further reconfiguration of the retail delivery system.

Excluding the expense from the early retirement enhancement program, severance and the reconfiguration of the retail delivery system, operating expense before net revenue from acquired property totaled $540 million in the first quarter of 1996, compared with $541 million in the second quarter of 1996.

INCOME TAXES
- -------------------------------------------------------------------------------
The provision for income taxes totaled $205 million in the first half of 1996, compared with $201 million in the first half of 1995. The Corporation's effective tax rate for the first half of 1996 was 36.5%, compared with a 37% effective tax rate for the first half of 1995. It is currently anticipated that the effective tax rate will remain at approximately 36.5% for the remainder of 1996.

ASSET/LIABILITY MANAGEMENT
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Three months ended
                                                                                                                    June 30,
(average balances in millions)                                                                            1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                                               $ 1,387          $  1,165
Trading account securities                                                                                 181               220
Securities                                                                                               6,658             4,681
Loans                                                                                                   26,798            27,076
- --------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                                    35,024            33,142
Noninterest-earning assets                                                                               7,541             6,834
Reserve for credit losses                                                                                 (469)             (606)
- --------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                    $42,096           $39,370
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                                             $32,058           $30,725
Wholesale and purchased funds                                                                           10,038             8,645
- --------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                                   $42,096           $39,370
- --------------------------------------------------------------------------------------------------------------------------------

The increase in the Corporation's average interest-earning assets in the second quarter of 1996, compared with the second quarter of 1995, reflects a $1,977 million increase in securities. Average loans decreased $278 million primarily as a result of the $950 million credit card securitization, the $650 million home equity loan securitization and approximately $805 million of jumbo residential mortgage loan sales. Excluding the loan securitizations and sales, loans increased approximately $2.1 billion, compared with the prior-year period, primarily as a result of increases in domestic wholesale, credit card, retail and mortgage warehouse loans.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, demand deposits, savings certificates, shareholders' equity and notes and debentures with original maturities over one year. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $566 million in the second quarter of 1996 from the prior-year period, reflecting a higher level of noninterest-earning assets. The increase in noninterest-earning assets resulted primarily from higher levels of cash and due from banks. Average core funds increased $1.3 billion in the second quarter of 1996 from the prior-year period, primarily reflecting a higher level of money market and savings deposits. Core funds averaged 95% of core assets in the second quarter of 1996, up from 94% in the first quarter of 1996 and 92% in the second quarter of 1995.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, short-term bank notes, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $1.4 billion compared with the prior-year period, primarily reflecting an increase in negotiable certificates of deposit and foreign office deposits, partially offset by a decrease in short-term bank notes. As a percentage of total average assets, average wholesale and purchased funds increased to 24% in the second quarter of 1996, from 21% in the first quarter of 1996 and 22% in the second quarter of 1995.

COMPOSITION OF LOAN PORTFOLIO
- ------------------------------------------------------------------------------

The loan portfolio decreased $409 million at June 30, 1996, compared with June 30, 1995, as a result of the fourth quarter 1995 $950 million credit card securitization; the sale of approximately $815 million of jumbo residential mortgages; the March 1996 securitization of $650 million of home equity revolving credit line loans; and the transfer in the fourth quarter of 1995 of $193 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio. Excluding the securitizations and sales, loans increased approximately $2.0 billion compared with June 30, 1995, primarily as a result of increases in domestic wholesale, retail and credit card loans. At June 30, 1996, the composition of the loan portfolio was 54% commercial and 46% consumer.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
(in millions)                                           1996             1996              1995             1995              1995
- ----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial                          $11,014 (a)      $11,089           $10,969          $10,317           $10,163
   Commercial real estate                              1,624 (b)        1,459             1,532            1,505             1,512
   Consumer credit:
     Consumer mortgage                                 7,891            7,865             8,960            9,154             9,031
     Credit card                                       2,120            1,984             1,924            2,799             2,766
     Other consumer credit                             2,598            2,551             2,612            2,625             2,641
- ----------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                        12,609           12,400            13,496           14,578            14,438
   Lease finance assets                                  938              865               830              828               807
- ----------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                         26,185           25,813            26,827           27,228            26,920
INTERNATIONAL LOANS                                    1,171            1,044               863              845               845
- ----------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount (c)   $27,356          $26,857           $27,690          $28,073           $27,765
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $17 million of loans subject to the FDIC loss-sharing arrangement.

(b) Includes $87 million of loans subject to the FDIC loss-sharing arrangement.

(c)  Excludes segregated assets.

Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $851 million, or 8%, at June 30, 1996, compared to June 30, 1995, as a result of increases in almost all segments of the commercial and financial loan portfolio. Commercial and financial loans represented 40% of the total loan portfolio at June 30, 1996, and 37% at June 30, 1995. At June 30, 1996, nonperforming domestic commercial and financial loans and leases were .26% of total domestic commercial and financial loans and leases, compared with .87% at June 30, 1995. This ratio has been less than 1% for more than 3 years.

Commercial real estate

The Corporation's $1,624 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. The commercial real estate loan portfolio includes $87 million of loans acquired in the December 1992 Meritor retail office acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC. Domestic commercial real estate loans increased by $112 million, or 7%, at June 30, 1996, compared with June 30, 1995. The increase resulted primarily from new loan originations partially offset by paydowns and transfers to OREO. Domestic commercial real estate loans were 6% of total loans at June 30, 1996, up from 5% a year earlier. Nonperforming commercial real estate loans were 2.48% of total domestic commercial real estate loans at June 30, 1996, compared with 2.80% at June 30, 1995.

- ----------------------------------------------------------------------------

Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one-to-four family residential mortgages, fixed-term home equity loans and home equity revolving credit line loans. At June 30, 1996, this portfolio totaled $7,891 million, down 13% from $9,031 million at June 30, 1995. The $1,140 million decrease in this portfolio from June 30, 1995, primarily reflects the jumbo residential mortgage sales and the $650 million home equity loan securitization.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans decreased approximately $530 million from June 30, 1995, to $3.7 billion at June 30, 1996, primarily as a result of loan sales.

Loans secured by one-to-four family residential mortgages decreased approximately $180 million to $1.9 billion and fixed-term home equity loans increased approximately $170 million to $1.7 billion. Home equity revolving credit line loans decreased approximately $600 million to $.6 billion as a result of the $650 million securitization of home equity revolving credit line loans. Nonperforming consumer mortgages were .73% and .66% of total consumer mortgages at June 30, 1996, and June 30, 1995, respectively.

Credit card

At June 30, 1996, credit card loans totaled $2,120 million, a $646 million, or 23%, decrease from June 30, 1995. This decrease resulted from the $950 million securitization of credit card receivables and the transfer of $193 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio, partially offset by loan growth. Credit card loans are charged off after becoming 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 1.64% at June 30, 1996, compared with 1.21% at March 31, 1996, and 1.96% at June 30, 1995. The reduction in this ratio at June 30, 1996, and March 31, 1996, compared with June 30, 1995, resulted from the creation of the accelerated resolution portfolio.

Other loans

Other consumer credit, which principally consists of student loans, installment loans and unsecured personal credit lines, was $2,598 million at June 30, 1996, a decrease of $43 million from June 30, 1995. Loans to international borrowers increased to $1,171 million at June 30, 1996, from $845 million at June 30, 1995, primarily due to increased activity with large corporate customers. Lease finance assets were $938 million, up from $807 million at June 30, 1995.

Assets held for accelerated resolution

In the fourth quarter of 1995, the Corporation segregated $193 million of CornerStone(sm) credit card loans, which had a history of delinquency, into an accelerated resolution portfolio. In connection with this transfer, the Corporation evaluated the carrying value of these loans and recorded a credit loss of $106 million. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of this portfolio, which totaled $52 million at June 30, 1996, compared with $65 million at March 31, 1996, and $82 million at December 31, 1995. No revenue will be recorded on this portfolio until the net carrying value is recovered. This portfolio is in other assets on the Corporation's balance sheet.

COMPOSITION OF LOAN PORTFOLIO (CONTINUED)
- ----------------------------------------------------------------------------------------------------------------------------------

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 June 30,
(in millions)                                                                                               1996              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                                             $24,384 (A)       $16,707
Standby letters of credit and foreign guarantees                                                           3,270 (B)         2,959
Commercial letters of credit                                                                                  88               141
Residential mortgage loans serviced with recourse                                                            137               167
Custodian securities lent with indemnification
  against broker default of return of securities                                                          19,896            16,312
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Approximately 24% of these commitments are scheduled to expire within one year, with an additional 61% scheduled to expire within five years.

(b)     Net of participations and cash collateral totaling $333 million.

CAPITAL
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA

(dollar amounts in millions,                              JUNE 30,          March 31,             Dec. 31,            June 30,
 except per share amounts)                                    1996               1996                 1995                1995
- ----------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                               $  3,332           $  3,384             $  3,590            $  3,643
Common shareholders' equity to assets ratio                   7.79%              8.14%                8.83%               9.10%
Tangible common shareholders' equity                         2,426              2,450                2,632               2,646
Tangible common equity to assets ratio (a)                    5.79%              6.03%                6.63%               6.78%
Total shareholders' equity                                $  3,767           $  3,819             $  4,025            $  4,078
Total shareholders' equity to assets ratio                    8.81%              9.19%                9.90%              10.19%
Tier I capital ratio                                          7.51               7.69                 8.14                8.98
Total (Tier I plus Tier II) capital ratio                    11.89              12.20                11.29               12.31
Leverage capital ratio                                        7.24               7.52                 7.80                8.32
Book value per common share                               $  25.61           $  25.55             $  26.17            $  25.59
Closing common stock price                                   57.00              55.25                53.75              41.625
Market capitalization                                        7,414              7,317                7,374               5,925
Common shares outstanding (000)                            130,069            132,443              137,187             142,353
- ------------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

The decrease in the Corporation's common and total shareholders' equity at June 30, 1996, compared with March 31, 1996, and June 30, 1995, resulted from repurchases of common stock offset in part by earnings retention. In addition, asset growth resulted in a decrease in the Corporation's capital ratios compared with the prior-year periods.

In May 1996, the board of directors of the Corporation authorized the repurchase of up to 5 million shares of common stock. This repurchase program is in addition to the 3.5 million share repurchase program announced in the first quarter of 1996. At June 30, 1996, the Corporation had completed the 3.5 million share repurchase program and had repurchased .2 million shares under the 5 million share repurchase program. Since the beginning of 1995, the Corporation has repurchased 21 million common shares, prior to any reissuances, as well as warrants for 4.5 million shares of common stock. At June 30, 1996, common stock and stock equivalents totaled 132.0 million shares.

CAPITAL (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING
- --------------------------------------------------------------------------------------------------------------------------------
                                                                               SECOND QUARTER     YEAR TO DATE         Full Year
(in millions)                                                                            1996             1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                            132.4            137.2             147.2
Shares issued for stock-based benefit plans and dividend reinvestment plan                 .4              1.1               2.8
Shares repurchased                                                                       (2.7)            (8.2)            (12.8)
- ---------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                        130.1            130.1             137.2
- --------------------------------------------------------------------------------------------------------------------------------


The Corporation's qualifying capital under the Federal Reserve Board's risk-based capital regulations is shown in the table below.

- -------------------------------------------------------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                                                                         June 30,
(dollar amounts in millions)                                                                            1996                1995
- --------------------------------------------------------------------------------------------------------------------------------
Tier I capital:
   Common shareholders' equity (a)                                                                   $ 3,362             $ 3,664
   Qualifying preferred stock                                                                            435                 435
   Other items                                                                                            (9)                (13)
   Goodwill and certain other intangibles                                                               (808)               (876)
- ---------------------------------------------------------------------------------------------------------------------------------
         Total Tier I capital                                                                        $ 2,980             $ 3,210
Tier II capital                                                                                        1,740               1,189
- --------------------------------------------------------------------------------------------------------------------------------
         Total qualifying capital                                                                    $ 4,720             $ 4,399
- --------------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
   On-balance-sheet                                                                                  $27,710             $26,868
   Off-balance-sheet                                                                                  11,973               8,869
- --------------------------------------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                                                                  $39,683             $35,737
- --------------------------------------------------------------------------------------------------------------------------------
Average assets-leverage capital basis                                                                $41,175             $38,585
- --------------------------------------------------------------------------------------------------------------------------------
Tier I capital ratio (b)                                                                                7.51%               8.98%
Total capital ratio (b)                                                                                11.89               12.31
Leverage capital ratio (b)                                                                              7.24                8.32
- --------------------------------------------------------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $30 million and $21 million of unrealized losses, net of tax, on assets classified as available for sale at June 30, 1996, and 1995, respectively, have been excluded.

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

Federal regulators have adopted a capital-based supervisory system for all insured financial institutions. If a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well-capitalized to critically undercapitalized. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at June 30, 1996. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels.

- ------------------------------------------------------------------------------

When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing rights and purchased credit card relationships.

- --------------------------------------------------------------------------------
                                 JUNE 30,    March 31,     Dec. 31,     June 30,
(in millions)                        1996         1996         1995         1995
- --------------------------------------------------------------------------------
Goodwill                             $757         $775         $788         $806
- --------------------------------------------------------------------------------


The $49 million decrease in goodwill at June 30, 1996, compared with June 30, 1995, resulted from $53 million of amortization and $12 million related to retail office and business sales, offset in part by an increase of $15 million related to corporate trust acquisitions. Based upon the current level and amortization schedule, the amortization of goodwill over the next 12 months is expected to be approximately $53 million. The annual amortization of goodwill for the full years 1997 through 2000 is expected to remain at approximately $53 million and decrease to approximately $50 million in 2001. The after-tax impact of the annual amortization of goodwill for the full years 1997 through 2000 is expected to be approximately $46 million and decrease to approximately $43 million in 2001.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1996              1996             1995              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Purchased core deposit intangible                                        $ 99              $105             $110              $121
Covenants not to compete                                                   14                17               22                30
Other identified intangibles                                               36                37               38                40
- ----------------------------------------------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles                                  $149              $159             $170              $191
- ----------------------------------------------------------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from June 30, 1995, resulted from amortization. Based upon the current level and amortization schedule, the annual amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $43 million. The annual amortization of purchased core deposit and other identified intangibles for the full years 1997 through 2001 is anticipated to be approximately $31 million, $26 million, $26 million, $14 million and $8 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1997 through 2001 is anticipated to be approximately $20 million, $17 million, $17 million, $9 million and $5 million, respectively.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1996              1996             1995              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                $650              $614             $592              $336
Purchased credit card relationships                                        84                87               90                96
- ----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing rights and
       purchased credit card relationships                               $734              $701             $682              $432
- ----------------------------------------------------------------------------------------------------------------------------------

During the quarter, $65 million of servicing rights were capitalized in connection with both mortgage servicing portfolio purchases and loan originations. Mortgage servicing rights are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $24 million in the second quarter of 1996. The estimated fair value of capitalized mortgage servicing rights was $744 million at June 30, 1996. The decrease in purchased credit card relationships from June 30, 1995, resulted from amortization.

- ----------------------------------------------------------------------------

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

LIQUIDITY AND DIVIDENDS
- -----------------------------------------------------------------------------

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

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $423 million during the first half of 1996 to $2,765 million at June 30, 1996. The increase reflected $1,824 million of net cash provided by financing activities and $538 million of net cash provided by operating activities, partially offset by $1,946 million of net cash used in investing activities. Net cash provided by financing activities primarily reflected increases in customer deposits and long-term borrowings partially offset by a decrease in short-term borrowings and common stock repurchases. Net cash used in investing activities principally reflected an increase in securities available for sale.

There were no contractual maturities of the Corporation's term debt during the second quarter of 1996 and there will be no contractual maturities for the remainder of 1996. Contractual maturities of term debt will total $205 million in 1997, primarily as a result of $200 million in December 1997. At June 30, 1996, the Corporation's senior debt and Mellon Bank, N.A.'s subordinated debt were rated "A2" by Moody's and "A" by Standard and Poor's.

On April 16, 1996, the Corporation announced a 9% increase in the quarterly common stock dividend, to $.60 per common share. The increased dividend was paid on May 15, 1996, to shareholders of record on April 30, 1996. This is the fifth quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 137%. The Corporation paid $154 million in common stock dividends in the first half of 1996, compared with $140 million in the prior-year period. In addition, the Corporation paid $20 million in dividends on its outstanding shares of preferred stock during the first half of 1996, unchanged from the prior-year period. The common stock dividend payout ratio was 47% in the second quarter of 1996, compared with 45% in the second quarter of 1995. Based upon the current quarterly common dividend rate of $.60 per share and current shares outstanding, annualized dividend requirements for the common and preferred stock are expected to be approximately $350 million.

- ----------------------------------------------------------------------------

The parent Corporation's principal sources of cash are dividends and interest from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 18 in the Corporation's 1995 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 1996, of approximately $252 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 1996, and the date of any such dividend declaration. The national bank subsidiaries declared dividends to the parent Corporation of $200 million in the first half of 1996, $501 million in the full-year 1995 and $366 million in 1994. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $11 million in the first half of 1996, $30 million in the full-year 1995 and $122 million in 1994. In addition, Mellon Bank, N.A. returned $200 million and $300 million of capital to the parent Corporation in the first half of 1996 and the first half of 1995, respectively.

INTEREST RATE SENSITIVITY ANALYSIS
- ------------------------------------------------------------------------------

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation's assets, liabilities and off-balance-sheet instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation's long-term interest rate exposure is evaluated. These analyses provide a full understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

Modeling techniques that are used to estimate the impact of changes in interest rates on the net interest margin are a more relevant method of measuring interest rate risk than the less sophisticated interest rate sensitivity gap table shown on page 28. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers have migrated from lower cost deposit products to higher cost products. Also, customers will refinance mortgages as interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial options may cause actual results to differ from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 43 of the 1995 Annual Report on Form 10-K.

The table on the following page illustrates the simulation analysis of the impact of a 100 basis point or 200 basis point upward or downward movement in interest rates on net interest revenue, return on common shareholders' equity and earnings per share. This analysis was done assuming that interest-earning asset levels at June 30, 1996, remained constant, that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the June 30, 1996, levels.

INTEREST RATE SENSITIVITY ANALYSIS (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                            Movements in interest rates from June 30, 1996 rates
- --------------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                                                Increase                      Decrease
  compared with June 30, 1996:                                                ---------------------          -------------------
                                                                              +100bp         +200bp          -100bp       -200bp
                                                                              --------------------------------------------------
  Net interest revenue increase (decrease)                                       .7%            .8%           (.9)%       (2.2)%
  Return on common equity increase (decrease)                                    18 bp          22 bp         (26)  bp     (62) bp
  Earnings per share increase (decrease)                                       $.05           $.06          $(.07)       $(.16)
- --------------------------------------------------------------------------------------------------------------------------------

The increase in net interest revenue under the 100 and 200 basis point increase scenarios and the decrease in net interest revenue under the 100 and 200 basis point decrease scenarios are consistent with the Corporation's asset sensitive gap position at the one-year repricing period as shown in the interest rate sensitivity gap table on page 28.

The interest rate sensitivity gap table shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at June 30, 1996. The data are based on contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. Generally, an asset sensitive gap indicates that rising interest rates could positively affect net interest revenue, and falling rates could negatively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice at the same time or to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, interest rate swaps, caps and floors, financial futures and financial options. The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive in the amount of $4.1 billion, or 9.6% of total assets, at June 30, 1996. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $3.4 billion in this cumulative asset-sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to an asset-sensitive amount of $.7 billion, or 1.5% of total assets. The Corporation uses off-balance-sheet instruments primarily to convert fixed-rate long-term deposits to variable-rate deposits that generally reprice quarterly. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of $3.4 billion to accomplish this objective. Correspondingly, the Corporation also would have had to acquire a comparable amount of wholesale funds in order to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

INTEREST RATE SENSITIVITY ANALYSIS (CONTINUED)
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP AT JUNE 30, 1996
                                                                            Repricing period
                                                  -----------------------------------------------------------------
                                                  0-30        31-90        91-180     181-365         1-5    Over 5
(dollar amounts in millions)                      days         days          days        days       years     years          Total
- ----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Money market investments                    $ 1,258      $     -      $    -        $    -      $    -   $     -        $ 1,258
   Trading account securities                      112            -           -             -           -         -            112
   Securities                                    2,272           81         438         1,187         904     2,083          6,965
   Loans                                         6,830        9,526       3,274         1,458       3,892     2,376         27,356
- ----------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets           $10,472      $ 9,607      $3,712        $2,645      $4,796   $ 4,459        $35,691
Funds supporting interest-
  earning assets:
   Interest-bearing deposits                   $ 5,898      $ 6,347      $3,002        $1,889      $2,355   $ 3,707        $23,198
   Other borrowed funds                          2,678          454         510             -           -       119          3,761
   Notes and debentures (with original
     maturities over one year)                       -            -           -             5         740     1,226          1,971
   Noninterest-bearing liabilities                 963          187         280           135           -     5,196          6,761
- ----------------------------------------------------------------------------------------------------------------------------------
       Total funds supporting
         interest-earning assets               $ 9,539      $ 6,988      $3,792        $2,029      $3,095   $10,248        $35,691
- ----------------------------------------------------------------------------------------------------------------------------------
       Subtotal                                $   933      $ 2,619      $  (80)       $  616      $1,701   $(5,789)       $     -
- ----------------------------------------------------------------------------------------------------------------------------------

Off-balance-sheet instruments                  $(2,451)     $(1,814)     $  120        $  710      $2,630   $   805        $     -
- ----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                  $(1,518)     $   805      $   40        $1,326      $4,331   $(4,984)       $     -
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                 $(1,518)     $  (713)     $ (673)       $  653      $4,984   $     -        $     -
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets                                (3.5)%       (1.7)%      (1.6)%         1.5%       11.7%
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

- --------------------------------------------------------------------------------

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

INTEREST RATE SENSITIVITY ANALYSIS (CONTINUED)
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK AT JUNE 30, 1996
                                                                                                                          Total at
                                                                                                                          June 30,
(notional amounts in millions)                 1996         1997         1998         1999          2000        2001+         1996
- ----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount                            $265         $217         $ 15       $    -          $  -         $400       $  897
    Weighted average rate:
      Receive                                 5.57%        6.23%        5.22%            -             -        6.32%        6.06%
      Pay                                     5.46%        5.48%        5.49%            -             -        5.43%        5.45%

Receive fixed/pay floating
 indexed amortizing swaps: (b)
    Notional value                             $137         $571         $886       $1,552          $126         $383       $3,655
    Weighted average rate:
      Receive                                 5.60%        6.71%        6.00%        5.74%         7.14%        7.14%        6.14%
      Pay                                     5.50%        5.49%        5.53%        5.55%         5.49%        5.49%        5.52%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount                            $  1         $103         $ 16       $    2          $  -         $ 15       $  137
    Weighted average rate:
      Receive                                 5.36%        5.49%        2.03%        6.54%             -        5.52%        5.09%
      Pay                                     7.60%        6.29%        5.29%        8.41%             -        6.63%        6.24%

Other products (c)                             $  8         $  -         $  4       $    2          $ 63         $ 15       $   92
- ----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                   $411         $891         $921       $1,556          $189         $813       $4,781
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

The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $4.8 billion at June 30, 1996, a decrease of $.8 billion from $5.6 billion at March 31, 1996. The reduction in these instruments resulted from maturities. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities in order to assess its impact on the net interest margin. As discussed on page 27, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $4.1 billion, before the utilization of these instruments, to a cumulative one-year asset-sensitive position of $.7 billion at June 30, 1996.

- --------------------------------------------------------------------------------

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying rate-sensitive instruments.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     June 30,
(notional amounts in millions)                                                                                 1996           1995
- ----------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                                         $3,786        $ 7,911
Instruments associated with other liabilities                                                                   422            670
Instruments associated with loans                                                                               573          1,718
- ----------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                                                                   $4,781        $10,299
- ----------------------------------------------------------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $8 million and $13 million in the second quarter and first half of 1996, compared with interest expense of $3 million in the second quarter and first half of 1995.

In response to tactical asset/liability management considerations, the Corporation terminated $4.4 billion of interest rate swaps in the first quarter of 1996. Both pay and receive fixed-rate generic swaps were terminated. The terminated swaps included $3 billion that were associated with deposits, specifically money market accounts, CWI accounts and retail savings certificates, and $1.4 billion that were associated with loans. These terminations resulted in net deferred gains of $15 million. These gains will be amortized over the remaining periods of the original hedges, which are between one and three years. The Corporation amortized $3 million of these gains into net interest revenue in the first half of 1996.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at June 30, 1996, was a negative $104 million, compared with a negative $72 million at March 31, 1996. This decrease was consistent with the increase in long-term interest rates during the second quarter of 1996, which had the corresponding effect of increasing the fair value of on-balance-sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST RATE RISK MANAGEMENT PURPOSES
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    June 30,
(notional amounts in millions)                                                                               1996             1995
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate agreements:(a)
     Interest rate swaps                                                                                   $4,689           $9,570
     Options, caps and floors purchased (b)                                                                    84              474
     Futures contracts                                                                                          8                5
     Forward rate agreements                                                                                    -              250
Other products                                                                                                 89               32
- ----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with interest rate agreements was $4 million at June 30, 1996, and $15 million at June 30, 1995.

(b)    At June 30, 1996 and 1995, there were no options, caps or floors written.

- ---------------------------------------------------------------------------

Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps and interest rate caps and floors, to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments, as well as futures and forward contracts, in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the second quarter and first half of 1996, the Corporation recorded $19 million and $39 million of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $25 million and $49 million in the second quarter and first half of 1995. The total notional values of these contracts were $39 billion at June 30, 1996, and $37 billion at June 30, 1995, and are included on the off-balance-sheet instruments used for trading activities table below.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities was less than $1 million at June 30, 1996.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                June 30,
 (notional amounts in millions)                                                                             1996              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:(a)
     Commitments to purchase                                                                             $11,690           $12,691
     Commitments to sell                                                                                  11,718            12,833
Foreign currency and other option contracts written                                                          359               107
Foreign currency and other option contracts purchased                                                        418               126
Interest rate agreements:(a)
     Interest rate swaps                                                                                   6,624             3,758
     Options, caps and floors purchased                                                                    3,295             3,118
     Options, caps and floors written                                                                      3,422             3,177
     Futures and forward contracts                                                                           988             1,450
- ----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $297 million at June 30, 1996, and $474 million at June 30, 1995.

NONPERFORMING ASSETS
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                    JUNE 30,     March 31,      Dec. 31,    Sept. 30,     June 30,
(dollar amounts in millions)                                            1996          1996          1995         1995         1995
- ----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                     $130          $177          $167         $183         $199
Acquired property, net of the OREO reserve                                73            73            69           78           77
- ----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets (a)                                     $203          $250          $236         $261         $276
- ----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                      .47%          .66%          .60%         .65%         .72%
Total nonperforming assets as a percentage of
  total loans and net acquired property                                 .74%          .93%          .85%         .93%         .99%
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

At June 30, 1996, nonperforming assets totaled $203 million, a decrease of $47 million, or 19%, from March 31, 1996, and are at their lowest level since 1982. This decrease resulted from lower nonperforming loans due to the partial sale and repayment of commercial loans to an engineering/construction company, as well as credit losses, repayments and returns to accrual status. Total nonperforming assets decreased $73 million compared with June 30, 1995, primarily as a result of the same factors responsible for the second quarter decrease. The ratio of nonperforming assets to total loans and net acquired property at June 30, 1996, was .74%, compared with .93% at March 31, 1996, and
 .99% at June 30, 1995. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for two years.

A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At June 30, 1996, the Corporation's impaired loans totaled $71 million and consisted of nonaccrual and restructured commercial and financial, and commercial real estate loans. Included in these impaired loans were $13 million, which had a related impairment reserve of $2 million, and $58 million that did not have a related impairment reserve as a result of interest payments applied to reduce principal or credit losses previously taken on these loans. Average impaired loans during the second quarter of 1996 were $86 million. During the quarter, the Corporation recognized $3 million of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

NONPERFORMING ASSETS (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS (a)                                           JUNE 30,    March 31,      Dec. 31,    Sept. 30,     June 30,
(dollar amounts in millions)                                           1996         1996          1995         1995         1995
- --------------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                             $ 31        $  69         $  65        $  87        $  92
  Commercial real estate                                                 39           52            29           31           39
  Consumer credit:
     Consumer mortgage                                                   58           53            61           62           59
     Other consumer credit                                                1            2             2            2            2
- --------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                                         129          176           157          182          192
- --------------------------------------------------------------------------------------------------------------------------------
Domestic restructured loans:
  Commercial and financial                                                -            -             -            -            4
  Commercial real estate                                                  1            1            10            1            3
- --------------------------------------------------------------------------------------------------------------------------------
         Total domestic restructured loans                                1            1            10            1            7
- --------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (b)                                  130          177           167          183          199
- --------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                                   84           86            87           99           98
  Reserve for real estate acquired                                      (11)         (13)          (18)         (21)         (21)
- --------------------------------------------------------------------------------------------------------------------------------
         Total acquired property, net of reserve                         73           73            69           78           77
- --------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                    $203         $250          $236         $261         $276
- --------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective loan portfolio segments:
     Domestic commercial and financial loans and leases                 .26%         .58%          .55%         .78%         .87%
     Domestic commercial real estate loans                             2.48         3.61          2.55         2.12         2.80
     Domestic consumer mortgage loans                                   .73          .67           .68          .68          .66
     Total loans                                                        .47          .66           .60          .65          .72
Nonperforming assets as a percentage of
  total loans and net acquired property                                 .74          .93           .85          .93          .99
- --------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.

(b) Includes $51 million, $104 million, $81 million, $103 million and $113 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

- --------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED JUNE 30 (a)

                                                                   Domestic
                                                 -----------------------------------------                           Total
                                                 Commercial        Commercial     Consumer                     -----------------
(in millions)                                    & Financial       Real Estate       Credit                    1996         1995
- --------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period               $69               $53          $55                    $177         $156
  Additions                                               10                 1           13                      24           75
  Payments (b)                                           (41)               (2)          (4)                    (47)         (13)
  Return to accrual status                                 -                (5)          (1)                     (6)          (9)
  Credit losses                                           (7)                -           (1)                     (8)          (7)
  Transfers to acquired property                           -                (7)          (3)                    (10)          (3)
- --------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30                           $31               $40          $59                    $130         $199
- --------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.

NONPERFORMING ASSETS (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE SIX MONTHS ENDED JUNE 30 (a)
                                                                    Domestic
                                                  -----------------------------------------                         Total
                                                  Commercial        Commercial     Consumer                    -----------------
(in millions)                                    & Financial       Real Estate       Credit                    1996         1995
- --------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at beginning of period               $65               $39          $63                    $167         $151
  Additions                                               23                36           18                      77          130
  Payments (b)                                           (43)               (6)          (9)                    (58)         (50)
  Return to accrual status                                 -               (14)          (3)                    (17)         (12)
  Credit losses                                          (14)               (8)          (4)                    (26)         (14)
  Transfers to acquired property                           -                (7)          (6)                    (13)          (6)
- --------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30                           $31               $40          $59                    $130         $199
- --------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.

- ----------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA (a)                                                                             June 30,
(dollar amounts in millions)                                                                                1996              1995
- ----------------------------------------------------------------------------------------------------------------------------------
Contractual balance of nonperforming loans                                                                  $172              $260
Book balance                                                                                                 130               199
Book balance as a percentage of contractual balance                                                          75%               77%
Interest receipts applied to reduce principal
   Second quarter                                                                                           $  2              $  1
   Year-to-date                                                                                                3                 3
Interest receipts recognized in interest revenue
   Second quarter                                                                                              3                 4
   Year-to-date                                                                                                6                 6
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Acquired property totaled $73 million at June 30, 1996, and March 31, 1996, and $77 million at June 30, 1995. The decrease from June 30, 1995, resulted from sales.

- --------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                             Three months ended                   Six months ended
                                                                               June 30,                           June 30,
(in millions)                                                          1996              1995             1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
Acquired property at beginning of period,
  net of the OREO reserve                                               $73              $ 86             $ 69              $ 87
Foreclosures                                                             11                 4               15                10
Sales                                                                    (7)              (15)             (11)              (22)
Write-downs, credit losses, OREO provision and other                     (4)                2                -                 2
- --------------------------------------------------------------------------------------------------------------------------------
Acquired property at end of period, net of the OREO reserve (a)         $73              $ 77             $ 73              $ 77
- --------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.

The Corporation recognizes any estimated potential decline in the value of OREO between appraisal dates on a property-by-property basis through periodic additions to the OREO reserve. Write-downs charged against this reserve are taken when OREO is sold at a loss or upon the receipt of appraisals that indicate a deterioration in the fair value of the property. Activity in the Corporation's OREO reserve is presented in the table on the following page.

NONPERFORMING ASSETS (CONTINUED)
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                  Three months ended                 Six months ended
                                                                                 June 30,                          June 30,
(in millions)                                                             1996             1995           1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                          $13              $26            $18               $29
Write-downs on real estate acquired                                         (2)              (2)            (3)               (2)
Provision                                                                    -               (3)            (4)               (6)
- --------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                             $11              $21            $11               $21
- --------------------------------------------------------------------------------------------------------------------------------


The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming.

- --------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                             JUNE 30,      March 31,       Dec. 31,       Sept. 30,       June 30,
(dollar amounts in millions)                                   1996           1996           1995            1995           1995
- --------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                    $ 35          $  36          $  34           $  32          $  32
     Ratio (a)                                                  .44%           .46%           .38%            .35%           .36%
   Credit card                                                   35   (b)       24   (b)       13   (b)        56             54
     Ratio (a)                                                 1.64%          1.21%           .66%           2.01%          1.96%
   Student - government guaranteed                               30             37             44              39             32
     Ratio (a)                                                 2.00%          2.53%          3.11%           2.78%          2.36%
   Other consumer                                                 1              1              1               1              1
     Ratio (a)                                                  .13%           .13%           .09%            .07%           .08%
- --------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                         $101           $ 98           $ 92           $ 128          $ 119
          Ratio (a)                                             .80%           .79%           .68%            .87%           .82%
- --------------------------------------------------------------------------------------------------------------------------------
Commercial                                                        7              7              6               6              6
        Total past-due loans                                   $108           $105           $ 98            $134           $125
- --------------------------------------------------------------------------------------------------------------------------------

(a)  90 days past due as a percentage of quarter-end loan balances.

(b) Excludes past due CornerStone(sm) credit card loans included in the accelerated resolution portfolio.

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,         Dec. 31,          June 30,
                (dollar amounts in millions)                                             1996             1995              1995
- --------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                               $ 2,765          $ 2,342           $ 2,218
                Interest-bearing deposits with banks                                      810              553               540
                Federal funds sold and securities under resale agreements                 291              225               257
                Other money market investments                                            157               82                36
                Trading account securities                                                112               62               267
                Securities available for sale                                           4,450            2,913             1,953
                Investment securities (approximate fair value
                  of $2,481, $2,554 and $3,136)                                         2,515            2,519             3,133
                Loans, net of unearned discount of $59, $44 and $58                    27,356           27,690            27,765
                Reserve for credit losses                                                (467)            (471)             (583)
                Customers' acceptance liability                                           251              263               236
                Premises and equipment                                                    556              556               554
                Acquired property, net of reserves of $11, $18 and $21                     73               69                77
                Goodwill and other intangibles                                            906              958               997
                Mortgage servicing rights and purchased
                  credit card relationships                                               734              682               432
                Other assets                                                            2,260            2,203             2,134
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                                   $42,769          $40,646           $40,016
                ----------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices                      $ 8,506          $ 6,458           $ 5,908
                Interest-bearing deposits in domestic offices                          18,752           18,412            17,651
                Interest-bearing deposits in foreign offices                            4,446            4,391             3,248
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                                  31,704           29,261            26,807
                Federal funds purchased and securities under
                  repurchase agreements                                                 1,801            1,591             2,985
                U.S. Treasury tax and loan demand notes                                   604              290               802
                Term federal funds purchased                                              560              905               411
                Short-term bank notes                                                     330            1,057               961
                Commercial paper                                                          187              284               128
                Other funds borrowed                                                      279              190               361
                Acceptances outstanding                                                   251              263               236
                Other liabilities                                                       1,315            1,337             1,379
                Notes and debentures (with original maturities over one year)           1,971            1,443             1,868
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                               39,002           36,621            35,938
- --------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                           435              435               435
equity          Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 200,000,000 shares
                    Issued - 147,165,480 shares                                            74               74                74
                Additional paid-in capital                                              1,855            1,850             1,843
                Retained earnings                                                       2,297            2,118             1,950
                Net unrealized gain (loss) on assets
                  available for sale, net of tax                                          (30)              18               (21)
                Treasury stock of  17,096,369; 9,978,407 and 4,812,259 shares, at cost   (864)            (470)             (203)
                -----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                                3,332            3,590             3,643
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                                       3,767            4,025             4,078
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities and shareholders' equity                     $42,769          $40,646           $40,016
                ----------------------------------------------------------------------------------------------------------------

                See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT

Mellon Bank Corporation (and its subsidiaries)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Six months ended
                                                                                                    ----------------------------
                                                                                                    JUNE 30,            June 30,

(in millions, except per share amounts)                                                                 1996                1995
- --------------------------------------------------------------------------------------------------------------------------------
Interest revenue    Interest and fees on loans (loan fees of $48, $35, $24, $24, $24, $20 and $19)    $1,116              $1,192
                    Interest-bearing deposits with banks                                                  19                  15
                    Federal funds sold and securities under resale agreements                             13                  19
                    Other money market investments                                                         3                   1
                    Trading account securities                                                             4                   9
                    Securities                                                                           195                 155
                    ------------------------------------------------------------------------------------------------------------
                        Total interest revenue                                                         1,350               1,391
- --------------------------------------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                         332                 322
                    Deposits in foreign offices                                                          102                 103
                    Federal funds purchased and securities under repurchase agreements                    53                  62
                    Short-term bank notes                                                                 21                  20
                    Other short-term borrowings                                                           45                  53
                    Notes and debentures                                                                  62                  57
                    ------------------------------------------------------------------------------------------------------------
                         Total interest expense                                                          615                 617
- --------------------------------------------------------------------------------------------------------------------------------
Net interest             Net interest revenue                                                            735                 774
revenue             Provision for credit losses                                                           50                  40
                    ------------------------------------------------------------------------------------------------------------
                         Net interest revenue after provision for losses                                 685                 734
- --------------------------------------------------------------------------------------------------------------------------------
Noninterest         Trust and investment management fees                                                 489                 444
revenue             Cash management and deposit transaction charges                                      101                  95
                    Mortgage servicing fees                                                               85                  50
                    Credit card fees                                                                      63                  41
                    Foreign currency and securities trading                                               41                  49
                    Other income                                                                         198                 125
                    ------------------------------------------------------------------------------------------------------------
                         Total fee revenue                                                               977                 804
                    Gains on sales of securities                                                           1                   -
                    ------------------------------------------------------------------------------------------------------------
                         Total noninterest revenue                                                       978                 804
- --------------------------------------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                        532                 469
expense             Net occupancy expense                                                                106                  99
                    Professional, legal and other purchased services                                      97                  88
                    Equipment expense                                                                     71                  68
                    Business development                                                                  68                  70
                    Amortization of mortgage servicing rights and purchased
                      credit card relationships                                                           55                  26
                    Amortization of goodwill and other intangible assets                                  49                  48
                    Communications expense                                                                47                  42
                    FDIC assessment and regulatory examination fees                                        3                  30
                    Other expense                                                                         81                  67
                    Net revenue from acquired property                                                    (9)                (12)
                    -------------------------------------------------------------------------------------------------------------
                         Total operating expense                                                       1,100                 995
- --------------------------------------------------------------------------------------------------------------------------------
Income                   Income before income taxes                                                      563                 543
                    Provision for income taxes                                                           205                 201
                    ------------------------------------------------------------------------------------------------------------
                         Net income                                                                      358                 342
                    Dividends on preferred stock                                                          20                  20
                    ------------------------------------------------------------------------------------------------------------
                         Net income applicable to common stock                                        $  338              $  322
                    ------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
Per common share    Primary net income                                                                $ 2.50              $ 2.17
                    Fully diluted net income                                                          $ 2.50              $ 2.16
                    ------------------------------------------------------------------------------------------------------------

                    See accompanying Notes to Financial Statements.

- --------------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended
- --------------------------------------------------------------------------------------------------------------------------------
                 JUNE 30,               March 31,                  Dec. 31,                  Sept. 30,                  June 30,
                     1996                    1996                      1995                       1995                      1995
- --------------------------------------------------------------------------------------------------------------------------------
                     $550                    $566                      $610                       $623                      $609
                       10                       9                        11                         10                         8
                        7                       6                         7                          8                         8
                        1                       2                         1                          -                         1
                        2                       2                         4                          6                         3
                      107                      88                        87                         80                        77
- --------------------------------------------------------------------------------------------------------------------------------
                      677                     673                       720                        727                       706
- --------------------------------------------------------------------------------------------------------------------------------
                      165                     167                       172                        169                       169
                       51                      51                        65                         58                        51
                       26                      27                        31                         32                        33
                        7                      14                        16                         14                        14
                       22                      23                        26                         30                        25
                       34                      28                        28                         32                        29
- --------------------------------------------------------------------------------------------------------------------------------
                      305                     310                       338                        335                       321
- --------------------------------------------------------------------------------------------------------------------------------
                      372                     363                       382                        392                       385
                       25                      25                        35                         30                        20
- --------------------------------------------------------------------------------------------------------------------------------
                      347                     338                       347                        362                       365
- --------------------------------------------------------------------------------------------------------------------------------
                      248                     241                       229                        233                       225
                       52                      49                        47                         49                        48
                       44                      41                        40                         32                        25
                       30                      33                        28                         21                        22
                       20                      21                        18                         24                        25
                       80                     118                        82                         63                        60
- --------------------------------------------------------------------------------------------------------------------------------
                      474                     503                       444                        422                       405
                        -                       1                         6                          -                         1
- --------------------------------------------------------------------------------------------------------------------------------
                      474                     504                       450                        422                       406
- --------------------------------------------------------------------------------------------------------------------------------
                      255                     277                       248                        240                       229
                       50                      56                        52                         54                        48
                       50                      47                        51                         47                        50
                       36                      35                        40                         35                        34
                       35                      33                        33                         33                        37

                       27                      28                        25                         17                        13
                       24                      25                        24                         24                        24
                       24                      23                        22                         22                        20
                        2                       1                         -                          1                        15
                       38                      43                        36                         36                        38
                       (1)                     (8)                       (5)                        (3)                       (8)
- ---------------------------------------------------------------------------------------------------------------------------------
                      540                     560                       526                        506                       500
- --------------------------------------------------------------------------------------------------------------------------------
                      281                     282                       271                        278                       271
                      102                     103                        97                        103                        99
- --------------------------------------------------------------------------------------------------------------------------------
                      179                     179                       174                        175                       172
                       10                      10                        10                          9                        10
- --------------------------------------------------------------------------------------------------------------------------------
                    $ 169                   $ 169                     $ 164                      $ 166                     $ 162
- --------------------------------------------------------------------------------------------------------------------------------

                    $1.26                   $1.24                     $1.18                      $1.15                     $1.09
                    $1.26                   $1.24                     $1.16                      $1.14                     $1.09
- --------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Six months ended
                                                                                                                 June 30,
                           (in millions)                                                                  1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM            Net income                                                                     $358              $342
OPERATING ACTIVITIES       Adjustments to reconcile net income to net cash
                            provided by (used in) operating activities:
                             Amortization of goodwill and other intangible assets                           49                48
                             Amortization of mortgage servicing rights and
                               purchased credit card relationships                                          55                26
                             Depreciation and other amortization                                            51                53
                             Deferred income tax expense                                                    30                79
                             Provision for credit losses                                                    50                40
                             Provision for real estate acquired and other losses                            (4)               (4)
                             Net gains on dispositions of acquired property                                 (5)               (5)
                             Net increase in accrued interest receivable                                    (5)              (35)
                             Net increase in trading account securities                                    (47)             (196)
                             Net increase (decrease) in accrued interest payable,
                               net of amounts prepaid                                                       (5)               33
                             Net (increase) decrease in residential mortgages held for sale                160              (388)
                             Net decrease in other operating activities                                   (149)             (425)
                             ---------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) operating activities                      538              (432)
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM            Net increase in term deposits and other money
INVESTING ACTIVITIES         market investments                                                           (332)              (99)
                           Net (increase) decrease in federal funds sold and securities
                             under resale agreements                                                       (66)              126
                           Funds invested in securities available for sale                              (5,167)           (2,863)
                           Proceeds from sales of securities available for sale                            378             1,484
                           Proceeds from maturities of securities available for sale                     3,262             1,356
                           Funds invested in investment securities                                        (213)              (16)
                           Proceeds from maturities of investment securities                               214               124
                           Net increase in credit card receivables                                        (256)             (219)
                           Home equity lines of credit securitized                                         650                 -
                           Net principal disbursed on loans to customers                                  (707)             (523)
                           Loan portfolio purchases                                                       (186)             (277)
                           Proceeds from the sales of loan portfolios                                      601               251
                           Purchases of premises and equipment                                             (60)              (39)
                           Proceeds from sales of acquired property                                         16                28
                           Net increase in other investing activities                                      (80)              (65)
                           -----------------------------------------------------------------------------------------------------
                                  Net cash used in investing activities                                 (1,946)             (732)
- --------------------------------------------------------------------------------------------------------------------------------


                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Six months ended
                                                                                                                 June 30,
                           (in millions)                                                                  1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM            Net increase (decrease) in transaction and savings deposits                     113              (672)
FINANCING ACTIVITIES       Net increase (decrease) in customer term deposits                             2,330               (91)
                           Net increase in federal funds purchased and
                             securities under repurchase agreements                                        210               962
                           Net increase (decrease) in short-term bank notes                               (727)              761
                           Net increase (decrease) in term federal funds purchased                        (345)               78
                           Net increase in U.S. Treasury tax and loan demand notes                         314               235
                           Net decrease in commercial paper                                                (97)              (50)
                           Repurchase and repayments of longer-term debt                                   (21)              (28)
                           Net proceeds from issuance of longer-term debt                                  549               327
                           Proceeds from issuance of common stock                                           24                31
                           Dividends paid on common and preferred stock                                   (174)             (178)
                           Repurchase of common stock and warrants related
                             to the 1993 TBC acquisition                                                     -              (213)
                           Repurchase of common stock for employee benefit purposes                       (192)             (106)
                           Repurchase of common stock - other                                             (249)                -
                           Redemption of preferred stock                                                     -              (155)
                           Net increase in other financing activities                                       89               188
                           -----------------------------------------------------------------------------------------------------
                                 Net cash provided by financing activities                               1,824             1,089
                           Effect of foreign currency exchange rates                                         7                 8
- --------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND         Net increase (decrease) in cash and due from banks                              423               (67)
DUE FROM BANKS             Cash and due from banks at beginning of period                                2,342             2,285
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $2,765            $2,218
                           -----------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL               Interest paid                                                                $  620            $  584
DISCLOSURES                Net income taxes paid                                                           161                72
- --------------------------------------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON Bank Corporation (and its subsidiaries)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Six months ended
                                                                                                                June 30,
                           (dollar amounts in millions, except per share amounts)                         1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity       Balance at beginning of period                                               $4,025            $4,122
                           Net income                                                                      358               342
                           Dividends on preferred stock:
                             Series I                                                                       (7)               (7)
                             Series J                                                                       (4)               (4)
                             Series K                                                                       (9)               (9)
                           Dividends on common stock at $1.15 per share in 1996
                             and $.95 per share in 1995                                                   (154)             (140)
                           Repurchase of common stock for employee benefit purposes and
                             the dividend reinvestment and common stock purchase plan                     (192)             (106)
                           Repurchase of warrants                                                           -                (54)
                           Repurchase of common stock-related to the 1993 TBC acquisition                   -               (159)
                           Repurchase of common stock - other                                             (249)                -
                           Common stock issued under dividend reinvestment and
                             common stock purchase plan                                                      8                 7
                           Exercise of stock options                                                        29                37
                           Unrealized net gain (loss) on assets classified as available for sale           (48)               34
                           Other                                                                            10                15
                           -----------------------------------------------------------------------------------------------------
                           Balance at end of period                                                     $3,767            $4,078
                           -----------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

Note 2 --  Adoption of Financial Accounting Standards

On January 1, 1996, the Corporation adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 121 establishes guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for both assets to be held and used as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. The adoption of FAS No. 121 was immaterial to the Corporation's financial position and results of operations. FAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans. Under FAS No. 123, entities are permitted to expense the estimated fair value of employee stock options or to continue to measure compensation cost for these plans using the intrinsic value accounting method contained in APB Opinion No. 25. The Corporation will continue to use the intrinsic value method of accounting for stock-based compensation plans and will provide pro forma disclosures of the fair value-based method in its 1996 annual report.

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

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three months                     Six months
                                                                                     ended June 30,                 ended June 30,
(in millions)                                                                     1996         1995              1996         1995
- ----------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                         $19          $24               $38          $48
Debt instruments                                                                     1            -                 2            -
Futures contracts                                                                    -            1                 1            1
- ----------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                     $20          $25               $41          $49
- ----------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recognized an unrealized gain of less than $1 million at June 30, 1996, and June 30, 1995, related to securities held in the trading portfolio.

- -----------------------------------------------------------------------------

Note 4 -- Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that appropriately were not reflected in the Consolidated Statement of Cash Flows are listed below.

                                                                                                              Six months ended
                                                                                                                   June 30,
(in millions)                                                                                              1996             1995
- --------------------------------------------------------------------------------------------------------------------------------
Transfers to real estate acquired                                                                          $15               $10
Net transfers to segregated assets                                                                           6                12
- --------------------------------------------------------------------------------------------------------------------------------


Note 5 --  Securities

SECURITIES AVAILABLE FOR SALE
- --------------------------------------------------------------------------------------------------------------------------------
                                                     JUNE 30, 1996                                    June 30, 1995
                                      ------------------------------------------      ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR      Amortized      Gross unrealized       Fair
(in millions)                              COST     GAINS      LOSSES      VALUE           cost      Gains     Losses      value
- --------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $  285        $ -        $ -     $  285         $  237        $ -        $ -     $  237
U.S. agency mortgage-backed               2,027          7         43      1,991            516          1         12        505
Other U.S. agency                         2,068          3          -      2,071          1,128          -          1      1,127
- --------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              4,380         10         43      4,347          1,881          1         13      1,869
Obligations of states and
  political subdivisions                     23          -          -         23              1          -          -          1
Other mortgage-backed                         6          -          -          6              8          -          -          8
Other securities                             63         11          -         74             71          5          1         75
- --------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $4,472        $21        $43     $4,450         $1,961        $ 6        $14     $1,953
- --------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were $1 million in the first half of 1996 and 1995. Gross realized losses were less than $1 million in the first half of 1996 and $1 million in the first half of 1995. Proceeds from the sale of securities available for sale totaled $378 million and $1,484 million in the first half of 1996 and 1995, respectively.

INVESTMENT SECURITIES
- ----------------------------------------------------------------------------------------------------------------------------------
                                               JUNE 30, 1996                                           June 30, 1995
                                      -----------------------------------------         ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      gains     losses      value
- ----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $   25         $1        $ 1    $   25            $   29        $ 1        $ -     $   30
U.S. agency mortgage-backed               2,404          3         38     2,369             2,920         22         22      2,920
- ----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              2,429          4         39     2,394             2,949         23         22      2,950
Obligations of states and
  political subdivisions                      -          -          -         -                56          1          -         57
Other mortgage-backed                        33          1          -        34                45          1          1         45
Other securities                             53          -          -        53                83          1          -         84
- ----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $2,515         $5        $39    $2,481            $3,133        $26        $23     $3,136
- ----------------------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Note 6 -- Other assets

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,                   Dec. 31,                  June 30,
(in millions)                                                            1996                       1995                      1995
- ----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                              $  288                     $  290                    $  265
  Other                                                                    64                         65                        60
Interest receivable                                                       249                        244                       234
Accounts receivable                                                       284                        196                       206
Receivables related to
  off-balance-sheet instruments                                           299                        388                       479
Assets held for accelerated resolution                                     52                         82                         -
Segregated assets, net of reserve (a)                                      22                         24                        57
Other                                                                   1,002                        914                       833
- ----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $2,260                     $2,203                    $2,134
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Additional information regarding segregated assets is presented in note 8 in the Corporation's 1995 Annual Report on Form 10-K.

Note 7 --  Preferred stock

The following table summarizes the Corporation's preferred stock outstanding. Each series of preferred stock has a par value of $1.00 per share. At June 30, 1996, the Corporation had 50,000,000 shares of preferred stock authorized. A detailed description of the Corporation's outstanding preferred stock is provided in note 12 in the Corporation's 1995 Annual Report on Form 10-K.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Balances at
                                               Liquidation                                      ----------------------------------
(dollar amounts in millions,                    preference         Shares         Shares        JUNE 30,     Dec. 31,     June 30,
 except per share amounts)                       per share     authorized         issued            1996         1995         1995
- ----------------------------------------------------------------------------------------------------------------------------------
9.60% preferred stock (Series I)                    $25.00      6,000,000      6,000,000            $145         $145         $145
8.50% preferred stock (Series J)                     25.00      4,000,000      4,000,000              97           97           97
8.20% Preferred stock (Series K)                     25.00      8,000,000      8,000,000             193          193          193
- ----------------------------------------------------------------------------------------------------------------------------------
     Total preferred stock                                                                          $435         $435         $435
- ----------------------------------------------------------------------------------------------------------------------------------


Note 8 --  Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

- --------------------------------------------------------------------------------
Note 9 -- Computation of primary and fully diluted net income per common share

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended                 Six months ended
(dollar amounts in millions, except per                                         June 30,                           June 30,
 share amounts; common shares in thousands)                              1996              1995             1996              1995
- ----------------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock                                    $169              $162             $338              $322
- ----------------------------------------------------------------------------------------------------------------------------------
Stock and stock equivalents (average shares):
   Common shares outstanding                                          131,350           145,465          133,010           146,185
   Other common stock equivalents, net of shares assumed
    to be repurchased under the treasury stock method:
     Stock options                                                      1,879             1,929            1,859             1,672
     Warrants                                                               -               661                -               541
- ----------------------------------------------------------------------------------------------------------------------------------
         Total stock and stock equivalents (a)                        133,229           148,055          134,869           148,398
- ----------------------------------------------------------------------------------------------------------------------------------
Primary net income per common share (b)                                 $1.26             $1.09            $2.50             $2.17
- ----------------------------------------------------------------------------------------------------------------------------------

FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (c)                                $169              $162             $338              $322
- ----------------------------------------------------------------------------------------------------------------------------------
Stock, stock equivalents and potentially
 dilutive items (average shares):
   Common shares outstanding                                          131,350           145,465          133,010           146,185
   Other common stock equivalents, net of shares assumed
    to be repurchased under the treasury stock method:
     Stock options                                                      1,962             1,929            2,002             2,083
     Warrants                                                               -               768                -               889
     Common shares issuable upon conversion of
      7-1/4% Convertible Subordinated Capital Notes                       101               129              106               131
- ----------------------------------------------------------------------------------------------------------------------------------
         Total                                                        133,413           148,291          135,118           149,288
- ----------------------------------------------------------------------------------------------------------------------------------
Fully diluted net income per common share (b)                           $1.26             $1.09            $2.50             $2.16
- ----------------------------------------------------------------------------------------------------------------------------------

(a) At June 30, 1996, common stock and stock equivalents totaled 132.0 million shares.

(b)    Calculated based on unrounded numbers.

(c) The after-tax benefit of interest expense on assumed conversion of the 7-1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Six months ended
                                                                                 --------------------------------------------------
                                                                                     JUNE 30, 1996              June 30, 1995
                                                                                 AVERAGE       AVERAGE        Average      Average
                  (dollar amounts in millions)                                   BALANCE     YIELDS/RATES     balance  yields/rates
- -----------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                         $   729          5.23%       $   491          6.30%
                    Federal funds sold and securities under
                      resale agreements                                              481          5.46            667          5.77
                    Other money market investments                                   128          4.82             39          5.73
                    Trading account securities                                       160          5.67            268          7.20
                    Securities:
                      U.S. Treasury and agency securities (a)                      5,778          6.57          4,535          6.54
                      Obligations of states and political
                        subdivisions (a)                                              55          8.40             67          7.62
                      Other (a)                                                      164          5.89            210          5.90
                    Loans, net of unearned discount (a)                           26,949          8.36         26,922          8.96
                                                                                --------                      -------
                         Total interest-earning assets                            34,444          7.92%        33,199          8.51%
                  Cash and due from banks                                          2,779                        2,128
                  Customers' acceptance liability                                    258                          194
                  Premises and equipment                                             558                          555
                  Net acquired property                                               71                           85
                  Other assets (a)                                                 3,846                        3,622
                  Reserve for credit losses                                         (473)                        (606)
                  -----------------------------------------------------------------------------------------------------------------
                         Total assets                                            $41,483                      $39,177
- -----------------------------------------------------------------------------------------------------------------------------------
Liabilities       Interest-bearing liabilities:
and                 Deposits in domestic offices:
shareholders'         Demand                                                     $ 1,424          2.38%       $ 1,960          2.04%
equity                Money market and other savings accounts                      9,646          2.83          8,654          3.04
                      Retail savings certificates                                  6,410          4.90          6,817          4.95
                      Other time deposits                                            822          5.58            201          4.17
                    Deposits in foreign offices                                    3,958          5.20          3,534          5.88
                                                                                 -------                      -------
                         Total interest-bearing deposits                          22,260          3.92         21,166          4.05
                    Federal funds purchased and securities under
                      repurchase agreements                                        1,997          5.37          2,103          5.96
                    Short-term bank notes                                            700          5.89            627          6.41
                    Term federal funds purchased                                     644          5.62            498          6.07
                    U.S. Treasury tax and loan demand notes                          286          5.18            504          5.70
                    Commercial paper                                                 238          5.42            259          5.96
                    Other funds borrowed                                             276          9.96            375          8.90
                    Notes and debentures (with original maturities over one year)  1,763          7.08          1,612          7.16
                                                                                 -------                      -------
                         Total interest-bearing liabilities                       28,164          4.39%        27,144          4.59%
                  Total noninterest-bearing deposits                               7,852                        6,042
                  Acceptances outstanding                                            258                          194
                  Other liabilities                                                1,370                        1,602
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities                                        37,644                       34,982
                  -----------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                         3,839                        4,195
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities and shareholders' equity              $41,483                      $39,177
- -----------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                          7.92%                        8.51%
                  Cost of funds supporting interest-earning assets                                3.60%                        3.76%
                  -----------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                      4.32%                        4.75%
                    Without taxable equivalent increments                                         4.29%                        4.71%
                  -----------------------------------------------------------------------------------------------------------------

                  (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.

                  Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates

- ---------------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended
- ---------------------------------------------------------------------------------------------------------------------------------
      JUNE 30, 1996             March 31, 1996            Dec. 31, 1995            Sept. 30, 1995                June 30, 1995
AVERAGE      AVERAGE       Average      Average      Average     Average      Average      Average          Average     Average
BALANCE  YIELDS/RATES      balance  yields/rates     balance  yields/rates    balance   yields/rates        balance  yields/rates
- ---------------------------------------------------------------------------------------------------------------------------------
$   765          5.11%     $   693         5.36%     $   660          6.28%    $   621          6.23%       $   552          6.33%

    490          5.52          473         5.40          449          5.77         613          5.28            578          5.79
    132          4.65          124         5.00           97          5.03          52          3.97             35          6.71
    181          6.05          138         5.17          283          5.86         363          6.26            220          6.65

  6,478          6.48        5,074         6.68        4,926          6.55       4,681          6.48          4,429          6.59

     48          8.61           62         8.24           62          8.01          59          7.67             64          7.67
    157          5.74          171         6.02          187         10.48         202          6.12            207          5.91
 26,819          8.27       27,078         8.44       27,778          8.74      27,804          8.92         27,124          9.03
- -------                    -------                   -------                   -------                      -------
 35,070          7.81%      33,813         8.03%      34,442          8.33%     34,395          8.43%        33,209          8.58%
  2,802                      2,755                     2,533                     2,554                        2,147
    271                        245                       275                       253                          198
    561                        556                       557                       553                          554
     75                         68                        74                        78                           83
  3,817                      3,880                     3,842                     3,727                        3,826
   (469)                      (477)                     (567)                     (586)                        (606)
- ---------------------------------------------------------------------------------------------------------------------------------
$42,127                    $40,840                   $41,156                   $40,974                      $39,411
- ---------------------------------------------------------------------------------------------------------------------------------


$ 1,241          2.45%     $ 1,608         2.33%     $ 1,866          1.79%    $ 1,881          1.87%       $ 1,924          2.13%
  9,746          2.72        9,546         2.94        8,909          3.30       8,724          3.26          8,606          3.16
  6,413          4.83        6,408         4.97        6,508          5.11       6,594          5.18          6,807          5.15
  1,091          5.35          553         6.03          414          5.13         232          4.83            194          5.92
  4,038          5.12        3,878         5.29        4,480          5.74       4,034          5.69          3,452          5.94
- -------                    -------                   -------                   -------                      -------
 22,529          3.86       21,993         3.98       22,177          4.23      21,465          4.20         20,983          4.19

  1,959          5.31        2,035         5.42        2,098          5.81       2,207          5.76          2,208          6.06
    439          5.93          961         5.87        1,102          5.82         897          6.38            892          6.40
    655          5.43          632         5.82          838          5.90         738          5.95            487          6.23
    269          5.14          303         5.21          209          5.68         387          5.69            437          5.86
    227          5.33          249         5.51          241          5.74         145          5.76            249          6.02
    293          9.61          259        10.37          318          8.34         511          8.57            337          8.77
  1,971          7.03        1,554         7.14        1,646          6.96       1,809          6.91          1,643          7.13
- -------                    -------                   -------                   -------                      -------
 28,342          4.34%      27,986         4.45%      28,629          4.68%     28,159          4.72%        27,236          4.73%
  8,420                      7,281                     6,769                     6,952                        6,117
    271                        245                       275                       253                          198
  1,301                      1,442                     1,423                     1,508                        1,658
- ---------------------------------------------------------------------------------------------------------------------------------
 38,334                     36,954                    37,096                    36,872                       35,209
- ---------------------------------------------------------------------------------------------------------------------------------
  3,793                      3,886                     4,060                     4,102                        4,202
- ---------------------------------------------------------------------------------------------------------------------------------
$42,127                    $40,840                   $41,156                   $40,974                      $39,411
- ---------------------------------------------------------------------------------------------------------------------------------
                 7.81%                     8.03%                      8.33%                     8.43%                        8.58%
                 3.51%                     3.68%                      3.90%                     3.87%                        3.89%
- ---------------------------------------------------------------------------------------------------------------------------------

                 4.30%                     4.35%                      4.43%                     4.56%                        4.69%
                 4.27%                     4.32%                      4.40%                     4.53%                        4.66%
- ---------------------------------------------------------------------------------------------------------------------------------

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

SELECTED STATISTICAL INFORMATION
- --------------------------------------------------------------------------------

DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,         June 30,
(in millions)                                           1996             1996              1995             1995             1995
- ---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $10,755          $11,816           $11,294          $10,663          $10,682
     Retail savings certificates                       6,507            6,353             6,450            6,520            6,730
     Other time deposits                               1,490              425               668              227              239
- ---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        18,752           18,594            18,412           17,410           17,651
   Noninterest-bearing                                 8,506            7,978             6,458            6,524            5,908
- ---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            27,258           26,572            24,870           23,934           23,559
Deposits in foreign offices                            4,446            3,326             4,391            5,377            3,248
- ---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $31,704          $29,898           $29,261          $29,311          $26,807
- ---------------------------------------------------------------------------------------------------------------------------------


PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Corporation's annual meeting of shareholders held on April 16, 1996, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the following matters were voted upon by shareholders.

         1.   The election of six directors for a term expiring in 1999:

              Name of Director                       Votes For                    Votes Withheld
              ----------------                       ---------                    --------------
              J. W. Connolly                       115,326,172                        549,925
              Charles A. Corry                     115,283,160                        592,937
              Pemberton Hutchinson                 115,277,141                        598,956
              Rotan E. Lee                         115,289,171                        586,926
              Robert Mehrabian                     115,262,178                        613,919
              Wesley W. von Schack                 115,300,883                        575,214

              The election of one director for a term expiring in 1997:

              Name of Director                       Votes For                    Votes Withheld
              ----------------                       ---------                    --------------
              Howard Stein                         115,170,590                        705,507

- --------------------------------------------------------------------------------
         2. Approval of the amendment and restatement of the Corporation's Long-Term Profit Incentive Plan (1981):

                             For:                          97,793,350
                             Against:                      17,209,011
                             Abstain:                         852,729
                             Broker Non-Votes:                 21,007

         3. Ratification of KPMG Peat Marwick LLP as independent public accountants of the Corporation for the year 1996:

                             For:                         115,307,796
                             Against:                         313,283
                             Abstain:                         255,018

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation's incorporation. However, for purposes of determining the minimum number of affirmative votes required for approval of
Item 2 under the Exchange Act, as amended, the aggregate number of shares voted "For," "Against" or "Abstain" were counted, thus giving an abstention the same legal effect as a vote "Against" the proposal. Broker "Non-Votes" were not voted on Item 2 and were not counted in determining the number of affirmative votes required for its approval.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         10.1     Mellon Bank Corporation Long-Term Profit Incentive Plan
                  (1996).  Method of Filing:  Previously filed as Annex A to
                  Mellon Bank Corporation's Notice of Annual Meeting of
                  Shareholders and Proxy Statement dated March 7, 1996 (File No.
                  1-7410).

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

(b) Reports on Form 8-K

         During the second quarter of 1996, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated April 16, 1996, which included, under Item 7, the Corporation's press release regarding first quarter 1996 financial results.

         (2) A report dated May 21, 1996, which included, under Items 5 and 7, the Corporation's press release announcing the Corporation's 5 million share common stock repurchase program.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MELLON BANK CORPORATION
                                             (Registrant)



Date:  August 9, 1996                      By:   /S/  STEVEN G. ELLIOTT
                                                 ------------------------------
                                                  Steven G. Elliott
                                                  Vice Chairman,
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer of
                                                  the Registrant)

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

Exchange       Mellon Bank Corporation's common, Series I preferred, Series J
listing        preferred and Series K preferred stocks are traded on the New
               York Stock Exchange. The trading symbols are MEL (common stock),
               MEL Pr I, MEL Pr J and MEL Pr K. The Transfer Agent and Registrar
               is ChaseMellon Shareholder Services, 85 Challenger Road, Overpeck
               Centre, Ridgefield Park, NJ 07660-9940.

Dividend       Subject to approval of the board of directors, dividends are paid
payments       on Mellon Bank Corporation's common and preferred stocks on or about the 15th day of February, May, August and November.

Dividend       Under the Dividend Reinvestment and Common Stock Purchase Plan,
Reinvestment   registered holders of Mellon Bank Corporation's common stock may
and Common     purchase additional common shares at the market value for such
Stock Pur-     shares through reinvestment of common dividends and/or optional
chase Plan     cash payments. Purchases of shares through optional cash payments are subject to limitations. Plan details are in a Prospectus dated December 15, 1993, which may be obtained from the
               Corporation's Stock Transfer Agent.

Phone          Corporate Communications/
contacts         Media Relations            1(412) 236-1264   Employee communications and media inquiries.
               Dividend Reinvestment Plan   1(800) 205-7699   Enrollment/Prospectus for Dividend Reinvestment.
               Publication Requests         1(800) 879-4816   Requests for the Annual Report or quarterly information.
               Stock Transfer Agent         1(800) 205-7699   Questions regarding specific shareholder accounts.
               Investor Relations           1(412) 234-5601   General questions regarding the Corporation's financial
                                                              performance and securities.

Shareholder    Quarterly earnings news releases are available to shareholders
Publications   upon request. To receive Mellon's quarterly earnings news
               releases, please write to the Secretary of the Corporation, 1820
               One Mellon Bank Center, Pittsburgh, PA 15258-0001, or call
               ChaseMellon Shareholder Services at 1(800) 879-4816. Quarterly
               earnings and other news releases can be faxed to you by calling
               Company News on Call at 1(800) 758-5804. This electronic,
               menu-driven system will request a six-digit code (552187) and will allow you to request specific releases to be sent to your fax machine. Additional Mellon information also can be accessed on its Web site at http://www.mellon.com/, and Dreyfus
               information can be accessed at http://www.dreyfus.com/.

                               Index to Exhibits

 Exhibit No.                                            Description
- -------------           ----------------------------------------------------------------------------
    10.1                Mellon Bank Corporation Long-Term Profit Incentive Plan (1996) Method of
                        Filing:  Previously filed as Annex A to Mellon Bank Corporation's Notice of
                        Annual Meeting of Shareholders and Proxy Statement dated March 7, 1996 (File
                        No. 1-7410).

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