Form 10-K405
period 1996-12-31
MELLON BANK CORP
filed 1997-03-19
CIK 64782

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
Common Stock, $0.50 Par Value                                        New York Stock Exchange
Preferred Stock, Series K, $1.00 Par Value                           New York Stock Exchange
7-1/4% Convertible Subordinated Capital Notes Due 1999               New York Stock Exchange
Stock Purchase Rights                                                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, there were 129,397,642 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 128,293,484 common shares having a market value of $10,311,588,777 were held by nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report.

  Mellon Bank Corporation 1997 Proxy Statement-Part III
  Mellon Bank Corporation 1996 Annual Report to Shareholders-Parts I, II and IV

-------------------------------------------------------------------------------

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 22, including the Financial Review and Statements and Notes; Principal Locations and Operating Entities; Directors and Senior Management Committee; and Corporate Information Sections of the Registrant's 1996 Annual Report to Shareholders. For a free copy of the Corporation's 1996 Annual Report to Shareholders, the Proxy Statement for its 1997 Annual Meeting, or a copy of the Corporation's Management Report on internal controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, 1820 One Mellon Bank Center, Pittsburgh, PA 15258-0001.

                            MELLON BANK CORPORATION
                                Form 10-K Index
-------------------------------------------------------------------------------

                                                                 PART I                                               PAGE
Item 1.     Business

            Description of Business                                                                                      3
            Supervision and Regulation                                                                                   5
            Competition                                                                                                  8
            Employees                                                                                                    8
            Statistical Disclosure by Bank Holding Companies                                                             9

Item 2.     Properties                                                                                                  14

Item 3.     Legal Proceedings                                                                                           15

Item 4.     Submission of Matters to a Vote of Security Holders                                                         15


                                                              PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                       16

Item 6.     Selected Financial Data                                                                                     16

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operation                                                                                                   16

Item 8.     Financial Statements and Supplementary Data                                                                 17

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                                                  17

                                                              PART III

Item 10.    Directors and Executive Officers of the Registrant                                                          17

Item 11.    Executive Compensation                                                                                      19

Item 12.    Security Ownership of Certain Beneficial Owners and Management                                              19

Item 13.    Certain Relationships and Related Transactions                                                              19


                                                              PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            19

                                        PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

Mellon Bank Corporation (the "Corporation") is a multibank holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's banking subsidiaries are located in Pennsylvania, Massachusetts, Delaware, Maryland, and New Jersey. Other subsidiaries are located in key business centers throughout the United States and abroad. At December 31, 1996, the Corporation was the twenty-second largest bank holding company in the United States in terms of assets.

The Corporation's principal direct subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Mellon Bank (DE) National Association, Mellon Bank (MD) National Association and a number of companies known as Mellon Financial Services Corporation. The Corporation also owns a federal savings bank headquartered in Pennsylvania, Mellon Bank, F.S.B. The Dreyfus Corporation ("Dreyfus"), one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank. The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities and various securities-related activities.

Mellon Bank, which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. Mellon Bank is comprised of six operating regions throughout Pennsylvania and southern New Jersey. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser, manager and administrator of mutual funds. TBC, through Boston Safe Deposit and Trust Company ("BSDT") and other subsidiaries, engages in the business of institutional trust and custody, institutional asset management, private investment management and banking services. TBC is headquartered in Boston, Massachusetts. Mellon Bank (DE) National Association, headquartered in Wilmington, Delaware, serves consumer and small to midsize commercial markets throughout Delaware and provides nationwide cardholder processing services. Mellon Bank (MD) National Association is headquartered in Rockville, Maryland, and serves consumer and small to midsize commercial markets throughout the greater Washington, D.C. metropolitan area. Mellon Bank, F.S.B., headquartered in Pittsburgh, Pennsylvania, provides corporate trust and personal trust services and serves consumer and small to midsize commercial markets.

The Corporation's banking subsidiaries operate 1,104 domestic retail banking locations, including 420 retail offices. The deposits of the national banking subsidiaries, BSDT and Mellon Bank, F.S.B., are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

Other subsidiaries of the Corporation provide a broad range of bank-related services -- including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The types of financial products and services offered by the Corporation's subsidiaries are subject to change.

For analytical purposes, management has focused the Corporation into four core business sectors: Consumer Investment Services, Consumer Banking Services, Corporate/Institutional Investment Services and Corporate/Institutional Banking Services. Further information regarding the Corporation's core business sectors, as well as certain non-core sectors such as Real Estate Workout, is presented in the Business Sectors section on pages 26 through 28 of the Corporation's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following page. There is considerable interrelationship among these sectors.

CONSUMER INVESTMENT SERVICES

The Corporation provides a broad array of personal trust services, investment services and retail mutual funds to consumers. These products and services are offered principally through the private asset management trust group of Mellon Bank and BSDT, through Dreyfus and throughout the Corporation's retail banking network.

CONSUMER BANKING SERVICES

The Consumer Banking Services sector includes consumer lending and deposit products, business banking, branch banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. The consumer lending, branch banking and small business banking services primarily are offered through the Corporation's retail banking network which is comprised of 347 retail branches, 72 supermarket facilities, 684 ATM's, 8 loan sales offices and a telephone banking center. This network is primarily located in the Central Atlantic region of the United States. This banking network provides a full range of products to individuals including short- and long-term credit facilities, credit cards, mortgages, safe deposit facilities and access to ATM's. Jumbo residential mortgage lending is offered nationally through the private asset management representative offices. This sector also includes the core servicing function of the Corporation's mortgage banking operations located in Houston, Denver, Cleveland and Kansas City through which the Corporation originates and services residential and commercial mortgages for institutional investors and makes residential loans nationwide.

CORPORATE/INSTITUTIONAL INVESTMENT SERVICES

The Corporate/Institutional Investment Services sector serves the institutional markets (including employee benefit plans) by providing institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer and corporate trust. The Corporation's subsidiaries provide trust and investment management services while operating under the umbrella name "Mellon Trust"; in addition, the subsidiaries provide institutional mutual fund management through Dreyfus. The Corporation also owns a number of subsidiaries that provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Through the Global Cash Management department, the Corporation offers a broad range of cash management services, including remittance processing, collections and disbursements, check processing and electronic services. The Corporation's subsidiaries also provide services relating primarily to defined contribution employee benefit plans under the umbrella name "Dreyfus Retirement Services." Stock transfer services are provided in the United States through its joint venture operating under the name of ChaseMellon Shareholder Services and in Canada through The R-M Trust Company.

CORPORATE/INSTITUTIONAL BANKING SERVICES

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading and international banking. The Corporation provides lending and other institutional banking services to domestic and selected international markets through its Corporate Banking, Institutional Banking, Capital Markets and Leasing departments. These markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; syndicates, participates out and sells loans; offers a variety of capital markets products and services, including private placement and money market transactions; and provides equipment leasing, financing and lease advisory services. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking and provides corporate banking and capital markets services. Included in this sector is a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. As part of this sector, Middle Market Banking serves companies with annual sales between $10 million and $250 million and the health care industry on a national basis.

Real Estate lending consists of the Corporation's commercial real estate lending activities, through which it originates financing for residential, commercial, multi-family and other products. The Corporation provides property and casualty insurance premium financing to small, midsize and large companies in the United States through the AFCO Credit Corporation and in Canada through CAFO.

The 1996 Annual Report to Shareholders summarizes principal locations and operating entities on pages 18 and 19, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the subsidiaries of the Corporation as of December 31, 1996.

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

The Corporation's national banking subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"); BSDT is currently subject to supervision, regulation and examination by the FDIC and the Massachusetts Office of the Commissioner of Banks with the FDIC's bank supervisory role to be assumed by the Federal Reserve System in the second quarter of 1997; and Mellon Bank, F.S.B. is subject to supervision, regulation and examination by the Office of Thrift Supervision ("OTS"). Mellon Securities Trust Company, The Dreyfus Trust Company and Boston Safe Deposit and Trust Company of New York are New York trust companies and are supervised by the New York State Department of Banking. Boston Safe Deposit and Trust Company of California is a California trust company and is supervised by the State of California Banking Department.

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

The Corporation and its subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. The Corporation and its subsidiaries also are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in applicable law or regulation may have a material effect on the business of the Corporation.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. Pennsylvania chose to "opt-in" early, effective July 6, 1995, thereby enabling Pennsylvania banks, including national banks having their main office in Pennsylvania, to merge with out-of-state banks to create interstate branches inside or outside Pennsylvania. In addition, Pennsylvania has permitted de novo branching into and out of Pennsylvania as long as the law of the other state involved is reciprocal in this regard.

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its banking subsidiaries and on the ability of such banking subsidiaries to pay dividends to the Corporation. These restrictions are discussed in note 21 of the Notes to Financial Statements on pages 86 and 87 of the Corporation's 1996 Annual Report to Shareholders. This note is incorporated herein by reference.

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation and the Corporation's non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to BSDT, and the OTS has similar authority with respect to Mellon Bank, F.S.B. The Federal Reserve System will assume such authority with respect to BSDT upon its conversion to a state member bank in the second quarter of 1997.

Substantially all of the deposits of the banking subsidiaries are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000.00 annually for "well capitalized" banks. Savings association deposits acquired by banks continued to be assessed at the rate of 23 cents to 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF.

DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing Corporation funding. Based on December 31, 1996, deposit levels, the Corporation estimates that assessments will amount to approximately $4 million pre-tax in 1997.

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

At December 31, 1996, all of the Corporation's banking subsidiaries fell into the well capitalized category based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

During recent years, regulatory guidelines have been adopted, and legislation has been proposed in Congress, to address concerns regarding retail sales by banks of various nondeposit investment products, including mutual funds. Legislative and regulatory attention to these matters is likely to continue, and may intensify, in the future. Although existing statutory and regulatory requirements in this regard have not had a significant effect on the Corporation's business, there can be no assurance that future requirements will not have such an effect. Various other legislative initiatives, including proposals to restructure the banking regulatory system and the separation of banking from certain securities and other commercial activities, are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

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

In terms of domestic deposits, Mellon Bank is the third largest commercial banking institution in Pennsylvania where it competes with approximately 215 commercial banks, 125 thrifts and numerous credit unions and consumer finance institutions. Mellon Bank competes with approximately 25 commercial banks and 40 thrifts in the six-county Pittsburgh area of Western Pennsylvania. Mellon Bank competes with approximately 30 commercial banks and 45 thrifts in the five-county Philadelphia area, one of the largest metropolitan areas in the United States. In most of the markets in which the Corporation's banking subsidiaries operate, they compete with large regional and other banking organizations in making commercial, industrial and consumer loans, and in providing products and services.

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

EMPLOYEES

The Corporation and its subsidiaries had an average of 24,700 full-time equivalent employees in the fourth quarter of 1996.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Exchange Act Industry Guide 3 requires that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

       Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3, is presented in the Rate/Volume Variance Analysis below. Required information is also presented in the Financial Section of the Corporation's 1996 Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 102 and 103, and in Net Interest Revenue, on page 31, which is incorporated herein by reference.

RATE/VOLUME VARIANCE ANALYSIS

------------------------------------------------------------------------------------------------------------------------------
                                                                            Year ended December 31,
                                                      1996 over (under) 1995                       1995 over (under) 1994
                                                  Due to change in          Net                Due to change in          Net
(in millions)                                   Rate        Volume         Change           Rate         Volume         Change
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
revenue from interest-earning assets:

 Interest-bearing deposits with banks         $   (6)       $   6        $    -             $ 11        $  (9)         $  2
 Federal funds sold and securities
  under resale agreements                         (2)          (2)           (4)              11           (7)            4
 Other money market investments                    -            4             4                1           (4)           (3)
 Trading account securities                       (3)          (8)          (11)               1           (6)           (5)
 Securities:

   U.S. Treasury and agency securities             -           87            87               38           (2)           36
   Obligations of states and political
    subdivisions                                   -           (2)           (2)               1           (4)           (3)
   Other                                           1           (3)           (2)               6           (9)           (3)
 LOANS (INCLUDES LOAN FEES)                     (162)          (9)         (171)             315          182           497
------------------------------------------------------------------------------------------------------------------------------
       Total                                    (172)          73           (99)             384          141           525

Increase (decrease) in interest
 expense on interest-bearing liabilities:

 Deposits in domestic offices:
   Demand                                         (2)         (20)          (22)              33            -            33
   Money market and other savings accounts       (39)          42             3               96           (7)           89
   Retail savings certificates                   (11)          (8)          (19)              94            3            97
   Other time deposits                             2           82            84               (4)           1            (3)
 Deposits in foreign offices                     (25)          (7)          (32)              33          101           134
 Federal funds purchased and securities
  under repurchase agreements                    (11)         (20)          (31)              32           17            49
 Other short-term borrowings                      (4)         (34)          (38)              18           64            82
 Notes and debentures (with original
  maturities over one year)                        -           26            26               14           (7)            7
------------------------------------------------------------------------------------------------------------------------------
       Total                                     (90)          61           (29)             316          172           488
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest revenue                             $  (82)        $ 12        $  (70)            $ 68         $(31)         $ 37
------------------------------------------------------------------------------------------------------------------------------

Note: Amounts are calculated on a taxable equivalent basis where applicable, at tax rates approximating 35% and are before the effect of reserve requirements. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

II.  Securities Portfolio

  A.  Carrying values of securities at year-end are as follows:

-----------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES                                                             December 31,
(in millions)                                                       1996             1995              1994
-----------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                               $2,292           $2,408            $3,045
Obligations of states and political subdivisions                       -                -                70
Other securities:
     Other mortgage-backed                                            29               39                48
     Bonds, notes and debentures                                      16               30                29
     Stock of Federal Reserve Bank                                    37               41                50
     Other                                                             1                1                 2
-----------------------------------------------------------------------------------------------------------
         Total other securities                                       83              111               129
-----------------------------------------------------------------------------------------------------------
         Total investment securities                              $2,375           $2,519            $3,244
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE                                                     December 31,
(in millions)                                                       1996             1995              1994
-----------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                               $4,010           $2,769            $1,739
Obligations of states and political subdivisions                      49               63                 1
Other securities:
     Other mortgage-backed                                             4                7                 9
     Bonds, notes and debentures                                      12               12                12
     Other                                                            36               62               120
-----------------------------------------------------------------------------------------------------------
         Total other securities                                       52               81               141
-----------------------------------------------------------------------------------------------------------
         Total securities available for sale                      $4,111           $2,913            $1,881
-----------------------------------------------------------------------------------------------------------


B.   Maturity Distribution of Securities

     Information required by this section of Guide 3 is presented in the Corporation's 1996 Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 72 through 74, which note is incorporated herein by reference.

III. Loan Portfolio

A.   Types of Loans

     Information required by this section of Guide 3 is included in the Credit Risk section of the Corporation's 1996 Annual Report to Shareholders on pages 51 through 60, which portions are incorporated herein by reference.

B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at December 31, 1996

----------------------------------------------------------------------------------------------------------
(in millions)                            Within 1 Year (a)     1-5 Years     Over 5 Years            Total
----------------------------------------------------------------------------------------------------------
Domestic:(b)
  Commercial and financial                      $3,080            $5,195           $1,921          $10,196
  Commercial real estate                           445               716              373            1,534
----------------------------------------------------------------------------------------------------------
     Total domestic                              3,525             5,911            2,294           11,730
International                                      963               192              267            1,422
----------------------------------------------------------------------------------------------------------
     Total                                      $4,488            $6,103           $2,561          $13,152
----------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.

(a)  Includes demand loans and loans with no stated maturity.

(b) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.

Sensitivity of loans at December 31, 1996, to changes in interest rates

---------------------------------------------------------------------------------------------------------
                                                       Domestic        International
(in millions)                                        operations(a)        operations                Total
---------------------------------------------------------------------------------------------------------
Loans due in one year or less (b)                        $3 525               $  963               $4,488
Loans due after one year:
     Variable rates                                       7,405                  377                7,782
     Fixed rates                                            800                   82                  882
---------------------------------------------------------------------------------------------------------
       Total loans                                      $11,730               $1,422              $13,152
---------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.

(a) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.

(b) Includes demand loans and loans with no stated maturity.

C.   Risk Elements

     Information required by this section of Guide 3 is included in the Credit Risk section of the Corporation's 1996 Annual Report to Shareholders on pages 51 through 60, which portions are incorporated herein by reference.

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

--------------------------------------------------------------------------------------------------------------
                                                                             December 31,
(in millions)                                         1996          1995        1994         1993         1992
--------------------------------------------------------------------------------------------------------------
Domestic reserve:
  Commercial and financial                            $117          $169        $195         $182         $170
  Real estate:
     Commercial                                         98            92         157          189          212
     Consumer                                           58            61          75           91           18
  Consumer credit                                      198           135         141          102           83
  Lease finance assets                                  43             6          17           15            4
--------------------------------------------------------------------------------------------------------------
              Total domestic reserve                   514           463         585          579          487
  International reserve                                 11             8          22           21           19
--------------------------------------------------------------------------------------------------------------
              Total reserve                           $525          $471        $607         $600         $506
--------------------------------------------------------------------------------------------------------------


Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1992-1996 are set forth in the Financial Section of the Corporation's 1996 Annual Report to Shareholders in the Credit Risk section on pages 51 and 52, the Reserve for Credit Losses and Review of Net Credit Losses section on pages 59 and 60, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 69 and in note 5 on page 75, which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

--------------------------------------------------------------------------------------------------------------
                                                                             December 31,
                                                      1996         1995         1994         1993         1992
--------------------------------------------------------------------------------------------------------------
Domestic loans:
     Commercial and financial                         37.2%        39.6%        37.5%        37.2%        40.7%
     Real estate:
           Commercial                                  5.6          5.5          6.1          7.0          9.4
           Consumer                                   28.4         32.4         32.5         33.4         21.4
     Consumer credit                                  14.4         16.4         18.1         15.6         18.1
     Lease finance assets                              9.2          3.0          3.0          2.9          3.2
--------------------------------------------------------------------------------------------------------------
             Total domestic loans                     94.8         96.9         97.2         96.1         92.8
International loans                                    5.2          3.1          2.8          3.9          7.2
--------------------------------------------------------------------------------------------------------------
             Total loans                             100.0%       100.0%       100.0%       100.0%       100.0%
--------------------------------------------------------------------------------------------------------------

V.       Deposits

         Maturity distribution of domestic time deposits at December 31, 1996

         -----------------------------------------------------------------------------------------------------------------------
                                                                      Within           4-6        7-12         Over
         (in millions)                                              3 months        months      months       1 year        Total
         -----------------------------------------------------------------------------------------------------------------------
         Time certificates of deposit in denominations
          of $100,000 or greater                                      $2,163       $   828     $   337      $   167     $  3,495
         Time certificates of deposit in denominations
          of less than $100,000                                        1,444         1,342       1,294        1,781        5,861
         -----------------------------------------------------------------------------------------------------------------------
              Total time certificates of deposit                       3,607         2,170       1,631        1,948        9,356
         -----------------------------------------------------------------------------------------------------------------------
         Other time deposits in denominations
          of $100,000 or greater                                         638            10           1           23          672
         Other time deposits in denominations
          of less than $100,000                                           18             -           -            -           18
         -----------------------------------------------------------------------------------------------------------------------
              Total other time deposits                                  656            10           1           23          690
         -----------------------------------------------------------------------------------------------------------------------
              Total domestic time deposits                            $4,263        $2,180      $1,632       $1,971      $10,046
         -----------------------------------------------------------------------------------------------------------------------

         The majority of foreign deposits of approximately $2.7 billion at December 31, 1996, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation's 1996 Annual Report to Shareholders in Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 102 and 103, which pages are incorporated herein by reference.

VI.      Return on Equity and Assets

                                                                                         Year ended December 31,
                                                                                1996             1995               1994
         ---------------------------------------------------------------------------------------------------------------
         (1)  Return on total assets(a), based on:
                  Net income                                                    1.74%            1.72%            1.14%
                  Net income applicable to common stock                         1.64             1.63              .95(b)

         (2)  Return on common shareholders' equity (a),
                based on net income applicable to common stock                 20.38            17.77             9.79(b)
              Return on total shareholders' equity, based on net income        19.23            16.84            10.13

         (3)  Dividend payout ratio of common stock, based on:
                  Primary net income per share                                 44.96            44.18            54.66
                  Fully diluted net income per share                           44.95            44.17            54.63

         (4)  Equity to total assets(a), based on:
                  Common shareholders' equity                                   8.05             9.15             9.68
                  Total shareholders' equity                                    9.07            10.24            11.22
         -------------------------------------------------------------------------------------------------------------

         (a)  Computed on a daily average basis.

         (b) Computed using net income applicable to common stock after adding back Series D preferred stock dividends.

VII.     Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

         ---------------------------------------------------------------------------------
         (dollar amounts in millions)                                1996             1995
         ---------------------------------------------------------------------------------
         Federal funds purchased and securities sold
         under agreements to repurchase:
              Maximum month-end balance                            $2,159           $2,984
              Average daily balance                                $1,765           $2,128
              Average rate during the year                           5.3%             5.9%
              Balance at December 31                               $  742           $1,591
              Average rate at December 31                            6.1%             5.3%
         ---------------------------------------------------------------------------------


ITEM 2.  PROPERTIES

PITTSBURGH PROPERTIES

In 1983 Mellon Bank entered into a long-term lease of One Mellon Bank Center, a 54-story office building in Pittsburgh, Pennsylvania. At December 31, 1996, Mellon Bank occupied approximately 71% of the building's approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

During 1984 Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building in Pittsburgh, Pennsylvania, also known as Two Mellon Bank Center, while retaining title to the land thereunder. At December 31, 1996, Mellon Bank occupied approximately 73% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Bank Center. At December 31, 1996, Mellon Bank occupied approximately 99% of the approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

PHILADELPHIA PROPERTIES

Mellon Bank owns a building known as One Mellon Bank Center located at the corner of Broad and Chestnut Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1996, Mellon Bank occupied all of One Mellon Bank Center's approximately 63,700 square feet of rentable space.

Mellon Bank also leases a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. At December 31, 1996, Mellon Bank occupied approximately 55% of Mellon Independence Center's approximately 881,700 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

In 1990 Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center, at the corner of 18th and Market Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1996, Mellon Bank leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

BOSTON PROPERTIES

The Boston Company leases space in two downtown Boston office buildings:
41-story One Boston Place and 41-story Exchange Place. At December 31, 1996, The Boston Company leased approximately 34% of One Boston Place's approximately 769,150 square feet of rentable space and approximately 14% of Exchange Place's approximately 1,063,750 square feet of rentable space. The Boston Company subleases virtually all of its leased space at Exchange Place to third parties.

At December 31, 1996, The Boston Company also occupied space in three office buildings in the Wellington Business Center located in Medford, Massachusetts. The Boston Company owns a substantial interest in and fully occupies the approximately 117,000 rentable square foot building known as Client Services Center II. At December 31, 1996, The Boston Company leased 100% of the approximately 319,600 rentable square foot building known as Client Services Center III and leased approximately 21,800 square feet of rentable space in the building known as Wellington I.

NEW YORK PROPERTIES

At December 31, 1996, Dreyfus Service Corporation leased approximately 270,429 square feet of rentable space at 200 Park Avenue in New York City. Other than 9,003 square feet of rentable space which is subleased to a third party, all of the space is currently occupied by Dreyfus.

At December 31, 1996, Dreyfus Service Corporation leased approximately 161,000 square feet of rentable space in EAB Plaza in Uniondale, New York. This space is 100% occupied by Dreyfus.

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

Mellon Bank (MD) leases approximately 40,460 square feet of rentable space of an office building in Rockville, Maryland, which is used for its headquarters. Of the space leased by Mellon Bank (MD), approximately 7,100 square feet is subleased to third parties.

The banking subsidiaries' retail offices are located in 43 counties in western, northwestern, central, northeastern and eastern Pennsylvania, all three of Delaware's counties, five counties in New Jersey and two Maryland counties in the northern suburbs of Washington, D.C. The Corporation also has one retail office in Boston, Massachusetts and one retail office in Medford, Massachusetts. At December 31, 1996, the Corporation owned 190 of the banking subsidiaries' retail offices and leased the remainder under leases expiring at various times through the year 2020.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 18 and 19 of the Principal Locations and Operating Entities Section of the Corporation's 1996 Annual Report, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 6 of Notes to Financial Statements on page 75 of the Corporation's 1996 Annual Report, which note is incorporated herein by reference.

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

No matters were submitted to security holders for vote during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation's 1996 Annual Report to Shareholders in Liquidity and Dividends on pages 43 through 46, in Selected Quarterly Data on page 62, in note 21 of Notes to Financial Statements on pages 86 and 87 and in Corporate Information on page 104, which portions are incorporated herein by reference.

On October 15, 1996, the board of directors voted to redeem each outstanding stock purchase right issued under the Shareholder Protection Rights Agreement, dated as of August 15, 1989 (each, an "Old Right"), at a redemption price of two-thirds of one cent per Old Right. In connection with the redemption of the Old Rights, the board of directors declared a dividend, paid October 31, 1996, of one right (a "Right") for each outstanding share of the Corporation's Common Stock (the "Common Stock"), issued pursuant to a new Shareholder Protection Rights Agreement, dated as of October 15, 1996 (the "Rights Agreement").

The Rights are currently represented by the certificates for, and trade only with, the Common Stock. The Rights would separate from the Common Stock and become exercisable only when a person or group acquires 15% or more of the Common Stock or ten days after a person or group commences a tender offer that would result in ownership of 15% or more of the Common Stock. At that time, each Right would entitle the holder to purchase for $225 (the "exercise price") one one-hundredth of a share of participating preferred stock, which is designed to have economic and voting rights generally equivalent to one share of common stock. Should a person or group actually acquire 15% or more of the Common Stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation's other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Common Stock having a market value of twice the exercise price. Should the Corporation, at any time after a person or group has become a 15% beneficial owner and acquired control of the Corporation's board of directors, be involved in a merger or similar transaction with any person or group or sell assets to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires 15% or more of the Common Stock, the Corporation may, at its option and to the fullest extent permitted by law, exchange one share of Common Stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on October 31, 2006, unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for $.01 per Right under certain circumstances.

The foregoing description is not intended to be complete and is qualified in its entirety by reference to the Rights Agreement, a copy of which is an exhibit, which is incorporated by reference, to this report.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation's 1996 Annual Report to Shareholders in the Financial Summary on page 23, in the Significant Financial Events in 1996 on pages 24 and 25, in the Overview of 1996 results on pages 29 and 30, in note 1 of Notes to Financial Statements on pages 67 through 72, and in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 102 and 103, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this Item is set forth in the Corporation's 1996 Annual Report to Shareholders in the Financial Review on pages 23 through 62 and in note 21 of Notes to Financial Statements on pages 86 and 87, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14 on pages 19 and 20 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation's proxy statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section on pages 4 through 7 and in Section 16(a) Beneficial Ownership Reporting Compliance section on page 28, each of which sections is incorporated herein by reference, and in the following section "Executive Officers of the Registrant."

                         EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of February 18, 1997, together with the offices held by each such person during the last five years, are listed below. Mr. Cahouet has executed an employment contract with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

                          Age       Position and Year Elected
                          ---       -------------------------
Frank V. Cahouet          64        Chairman, President and Chief Executive           1990 (1)
                                    Officer of Mellon Bank
                                    Corporation and Mellon Bank, N.A.

Christopher M. Condron    49        President and Chief Executive Officer, The        1996 (2)
                                    Dreyfus Corporation

                                    Vice Chairman, Mellon Bank Corporation            1994
                                    and Mellon Bank, N.A., Deputy Director
                                    Mellon Trust

Steven G. Elliott         50        Vice Chairman and Chief Financial                 1992 (3)
                                    Officer of Mellon Bank Corporation and
                                    Mellon Bank, N.A.

                                    Treasurer of Mellon Bank Corporation              1990

Jeffery L. Leininger       51        Vice Chairman, Specialized Commercial              1996 (4)
                                      Banking, Mellon Bank Corporation and
                                      Mellon Bank, N.A.

David R. Lovejoy           48        Vice Chairman, Financial Markets and               1994 (5)
                                     Corporate Development, Mellon Bank
                                     Corporation and Mellon Bank, N.A.

Martin G. McGuinn          54        Vice Chairman, Retail Financial Services,          1993 (6)
                                     Mellon Bank Corporation and Mellon
                                     Bank, N.A.

Keith P. Russell           51        Vice Chairman, West Coast, Mellon Bank             1996 (7)
                                     Corporation and Mellon Bank, N.A.

W. Keith Smith             62        Vice Chairman, Mellon Bank Corporation             1993 (8)
                                     and Mellon Bank, N.A., Director Mellon
                                     Trust

                                     Chairman and Chief Executive Officer, The          1993
                                     Boston Company

                                     Chairman of the Board, The Dreyfus                 1996
                                     Corporation

Jamie B. Stewart, Jr.      52        Vice Chairman, Wholesale Banking and               1996 (9)
                                     Cash Management, Mellon Bank
                                     Corporation and Mellon Bank, N.A.

Michael K. Hughey          45        Senior Vice President and Controller of            1990
                                     Mellon Bank Corporation and Senior
                                     Vice President, Director of Taxes and
                                     Controller, Mellon Bank, N.A.

(1) Mr. Cahouet has executed an employment contract with the Corporation which expires December 31, 1998.

(2) From June 1989 to January 1994, Mr. Condron was President of Boston Safe Deposit and Trust Company and Executive Vice President of The Boston Company. In January 1994, he assumed the title of Vice Chairman, Mellon Bank Corporation and Mellon Bank, N.A., Deputy Director Mellon Trust. From October 1995 to August 1996, Mr. Condron was President and Chief Operating Officer, The Dreyfus Corporation.

(3) From January 1990 to June 1992, Mr. Elliott was Executive Vice President, Chief Financial Officer and Treasurer of Mellon Bank Corporation and Executive Vice President and Chief Financial Officer of Mellon Bank, N.A.

(4) From 1988 to February 1994, Mr. Leininger was Senior Vice President and Manager of the Middle Market Banking Department's western region. From February 1994 to February 1996, Mr. Leininger was Executive Vice President and Department Head of Middle Market Banking of Mellon Bank, N.A.

(5) From January 1992 to December 1992, Mr. Lovejoy was Chairman and Chief Executive Officer of Western Energy Management. From January 1993 to October 1994, he was Executive Vice President of Strategic Planning of Mellon Bank, N.A. From November 1994 to February 1996, Mr. Lovejoy was Vice Chairman, Corporate Strategy and Development of Mellon Bank Corporation and Mellon Bank, N.A.

(6) From November 1990 to October 1992, Mr. McGuinn was Vice Chairman, Real Estate Finance, General Counsel and Secretary of Mellon Bank Corporation and Vice Chairman, Real Estate Finance and General Counsel of Mellon Bank, N.A. From October 1992 to November 1993, Mr. McGuinn was Vice Chairman, Special Banking Services of Mellon Bank Corporation and Mellon Bank, N.A.

(7) From November 1991 to June 1992, Mr. Russell was Executive Vice President, Credit Policy of Mellon Bank Corporation and of Mellon Bank, N.A. From June 1992 to June 1996, Mr. Russell was Vice Chairman, Chief Risk and Credit Officer, Mellon Bank Corporation and Mellon Bank, N.A.

(8) From January 1990 to November 1993, Mr. Smith was Vice Chairman, Service Products of Mellon Bank Corporation and Mellon Bank, N.A. Mr. Smith was Chief Operating Officer of The Dreyfus Corporation from August 1994 to January 1995.

(9) From December 1990 to January 1995, Mr. Stewart was Executive Vice President, Global Corporate Banking Department. In 1995, Mr. Stewart was Vice Chairman, Corporate Banking of Mellon Bank Corporation and Mellon Bank, N.A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 1997 Proxy Statement in the Directors' Compensation section on pages 9 and 10 and in the Executive Compensation section on pages 16 through 22, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 1997 Proxy Statement in the Beneficial Ownership of Stock section on pages 14 and 15, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 1997 Proxy Statement in the Business Relationships and Related Transactions and Certain Legal Proceedings sections on page 13, and is incorporated herein by reference.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers on the following page refer to pages of the Financial Section of the Corporation's 1996 Annual Report to Shareholders.

        (i)   Financial Statements                                                Page No.
              --------------------                                                --------
        Mellon Bank Corporation (and its subsidiaries):
          Consolidated Income Statement                                                 63
          Consolidated Balance Sheet                                                    64
          Consolidated Statement of Changes in Shareholders' Equity                     65
          Consolidated Statement of Cash Flows                                   66 and 67
        Notes to Financial Statements                                       67 through 100
        Report of Independent Auditors                                                 101

       (ii)   Financial Statement Schedules
              -----------------------------

       Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

       (iii)  Other Financial Data
              --------------------

       Selected Quarterly Data                                                          62

(b)    Current Reports on Form 8-K during the fourth quarter of 1996:

       A report dated October 15, 1996, which included, under Item 7, the Corporation's press release regarding third quarter and year-to-date 1996 financial results and also included, under Items 5 and 7, the Corporation's press release regarding the adoption of a new Shareholder Protection Rights Agreement and the approval of the establishment of an employee stock benefit trust.

       A report dated October 15, 1996, which included, under Items 5 and 7, a description of the Shareholder Protection Rights Agreement and the text of the Agreement.

       A report dated October 29, 1996, which included, under Items 5 and 7, a press release announcing the December 16, 1996, redemption of the Series I preferred stock.

       A report dated December 3, 1996, which described under Item 5 and included under Item 7 certain exhibits pertaining to the issuance by Mellon Capital I of 500,000 of its 7.72% Capital Securities, Series A and related matters.

       A report dated December 20, 1996, which described under Item 5 and included under Item 7 certain exhibits pertaining to the issuance by Mellon Capital II of 500,000 of its 7.995% Capital Securities, Series B and related matters.

       A report dated December 30, 1996, which included, under Items 5 and 7, a press release announcing a letter of intent for the Corporation's acquisition of Buck Consultants, Inc.

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

                                        Mellon Bank Corporation

                                        By:     FRANK V. CAHOUET
                                                -----------------------
                                                Frank V. Cahouet
                                                Chairman, President
                                                and Chief Executive
                                                Officer

                                        DATED:  March 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

            SIGNATURE                               CAPACITIES


By:      FRANK V. CAHOUET                       Director and Principal
         -----------------------                Executive Director
         Frank V. Cahouet

By:      STEVEN G. ELLIOTT                      Principal Financial Officer
         -----------------------                and Principal Accounting
         Steven G. Elliott                      Officer


Dwight L. Allison, Jr.;                         Directors
Burton C. Borgelt; Carol R. Brown;
J. W. Connolly; Charles A. Corry;
C. Frederick Fetterolf; Ira J. Gumberg;
Pemberton Hutchinson; George W. Johnstone;
Rotan E. Lee; Andrew W. Mathieson;
Edward J. McAniff; Robert Mehrabian;
Seward Prosser Mellon; David S. Shapira;
W. Keith Smith; Joab L. Thomas;
Wesley W. von Schack; and
William J. Young

By:      CARL KRASIK                            DATED:  March 19, 1997
         -----------------------
         Carl Krasik
         Attorney-in-fact

                                   INDEX TO EXHIBITS

Exhibit
  No.               Description                                       Method of Filing
-------             -----------                                       ----------------
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

   3.5       Statement Affecting Series I Preferred Stock,  Filed herewith.
             $1.00 Par Value.

   3.6       Statement Affecting Series J Preferred Stock,  Filed herewith.
             $1.00 Par Value.

   3.7       By-Laws of Mellon Bank Corporation,            Previously filed as Exhibit 3.2 to
             as amended, effective July 17, 1990.           Annual Report on Form 10-K (File No.
                                                            1-7410) for the year ended December 31,
                                                            1990, and incorporated herein by reference.

   4.1       Instruments defining the rights                See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and
             of securities holders.                         3.6 above.

   4.2       Shareholder Protection Rights Agreement        Previously filed as Exhibit 1 to Form
             between Mellon Bank Corporation and            8-A Registration Statement (File
             Mellon Bank, N.A., as Rights Agent,            No. 1-7410) dated October 29, 1996,
             dated as of October 15, 1996.                  and incorporated herein by reference.

Exhibit
  No.               Description                                       Method of Filing
-------             -----------                                       ----------------
   4.3       Junior Subordinated Indenture, dated as of         Previously filed as Exhibit 4.1
             December 3, 1996, between Mellon Bank              to Current Report on Form 8-K
             Corporation and The Chase Manhattan Bank,          (File No. 1-7410) dated December 3,
             as Debenture Trustee.                              1996, and incorporated herein by
                                                                reference.

   4.4(a)    Certificate representing the 7.72% Junior          Previously filed as Exhibit 4.2
             Subordinated Deferrable Interest Debentures,       to Current Report on Form 8-K
             Series A, of Mellon Bank Corporation.              (File No. 1-7410) dated December 3,
                                                                1996, and incorporated herein by
                                                                reference.

   4.4(b)    Certificate representing the 7.995% Junior         Previously filed as Exhibit 4.2
             Subordinated Deferrable Interest Debentures,       to Current Report on Form 8-K
             Series B, of Mellon Bank Corporation.              (File No. 1-7410) dated December 20,
                                                                1996, and incorporated herein by
                                                                reference.

   4.5(a)    Amended and Restated Trust Agreement, dated        Previously filed as Exhibit 4.3
             as of December 3, 1996, of Mellon Capital I,       to Current Report on Form 8-K
             among Mellon Bank Corporation, as Depositor,       (File No. 1-7410) dated December 3,
             The Chase Manhattan Bank, as Property Trustee,     1996, and incorporated herein by
             Chase Manhattan Bank Delaware, as Delaware         reference.
             Trustee, and the Administrative Trustees named
             therein.

   4.5(b)    Amended and Restated Trust Agreement, dated        Previously filed as Exhibit 4.3
             as of December 20, 1996, of Mellon Capital II,     to Current Report on Form 8-K
             among Mellon Bank Corporation, as Depositor,       (File No. 1-7410) dated December 20,
             The Chase Manhattan Bank, as Property Trustee,     1996, and incorporated herein by
             Chase Manhattan Bank Delaware, as Delaware         reference.
             Trustee, and the Administrative Trustees named
             therein.

   4.6(a)    Certificate representing the 7.72% Capital         Previously filed as Exhibit 4.4
             Securities, Series A, of Mellon Capital I.         to Current Report on Form 8-K
                                                                (File No. 1-7410) dated December 3,
                                                                1996, and incorporated herein by
                                                                reference.

   4.6(b)    Certificate representing the 7.995% Capital        Previously filed as Exhibit 4.4
             Securities, Series B, of Mellon Capital II.        to Current Report on Form 8-K
                                                                (File No. 1-7410) dated December 20,
                                                                1996, and incorporated herein by
                                                                reference.

Exhibit
  No.               Description                                       Method of Filing
-------             -----------                                       ----------------
   4.7(a)    Guarantee Agreement, dated as of December 3,       Previously filed as Exhibit 4.5
             1996, between Mellon Bank Corporation, as          to Current Report on Form 8-K
             guarantor, and The Chase Manhattan Bank, as        (File No. 1-7410) dated December 3,
             Guarantee Trustee.                                 1996, and incorporated herein by
                                                                reference.

   4.7(b)    Guarantee Agreement, dated as of December 20,      Previously filed as Exhibit 4.5
             1996, between Mellon Bank Corporation, as          to Current Report on Form 8-K
             Guarantor, and The Chase Manhattan Bank, as        (File No. 1-7410) dated December 20,
             Guarantee Trustee.                                 1996, and incorporated herein by
                                                                reference.

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

Exhibit
  No.               Description                                       Method of Filing
-------             -----------                                       ----------------
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

   10.6*     Mellon Bank Corporation Profit                     Previously filed as Exhibit 10.7
             Bonus Plan, as amended.                            to Annual Report on Form 10-K
                                                                (File No. l-7410) for the year ended
                                                                December 31, 1990, and incorporated
                                                                herein by reference.

   10.7*     Mellon Bank Corporation Long-Term                  Filed herewith.
             Profit Incentive Plan (1996),
             as amended effective January 17, 1997.

   10.8*     Mellon Bank Corporation Stock                      Previously filed as Exhibit 10.8 to
             Option Plan for Outside Directors                  Annual Report on Form 10-K (File
             (1989).                                            No. 1-7410) for the year ended
                                                                December 31, 1994, and incorporated
                                                                herein by reference.

   10.9*     Mellon Bank Corporation 1990                       Filed herewith.
             Elective Deferred Compensation Plan
             for Directors and Members of the
             Advisory Board, as amended and
             restated, effective January 1, 1997.

   10.10*    Mellon Bank Corporation Elective                   Filed herewith.
             Deferred Compensation Plan for
             Senior Officers, as amended and
             restated, effective January 1, 1997.

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

   10.12*    Mellon Bank Optional Life Insurance                Filed herewith.
             Plan, effective January 1, 1993, as
             amended effective November 19, 1996.

* Management contract or compensatory plan arrangement.

Exhibit
  No.               Description                                       Method of Filing
-------             -----------                                       ----------------
   10.13*    Mellon Bank Executive Life Insurance                    Filed herewith.
             Plan, effective January 1, 1993, as
             amended effective November 19, 1996.

   10.14*    Mellon Bank Senior Executive Life                       Filed herewith.
             Insurance Plan, effective January 1,
             1993, as amended effective November 19,
             1996.

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

   10.16*    Mellon Bank Corporation Phantom Stock                   Filed herewith.
             Unit Plan (1995), as amended, effective
             October 15, 1996.

   10.17*    Employment Agreement between Mellon                     Previously filed as Exhibit 10.17 to
             Bank, N.A. and Frank V. Cahouet,                        Annual Report on Form 10-K
             effective as of July 25, 1993, and amended              (File No. 1-7410) for the year ended
             and restated as of October 17, 1995.                    December 31, 1995, and incorporated
                                                                     herein by reference.

   10.18*    Employment Agreement between Mellon                     Previously filed as Exhibit 10.2
             Bank, N.A. and W. Keith Smith,                          to Quarterly Report on Form 10-Q
             effective as of July 25, 1993, and amended              (File No. 1-7410) for the quarter ended
             and restated as of August 1, 1995.                      September 30, 1995, and incorporated
                                                                     herein by reference.

   10.19*    Change in Control Severance Agreement                   Filed herewith.
             between Mellon Bank Corporation and Frank V.
             Cahouet, dated as of February 1, 1997.

   10.20*    Form of Change in Control Severance Agreement           Filed herewith.
             between Mellon Bank Corporation and members
             of the Office of the Chairman.

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

* Management contract or compensatory plan arrangement.

Exhibit
  No.               Description                                       Method of Filing
-------             -----------                                       ----------------
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

   13.1      All portions of the Mellon Bank Corporation              Filed herewith.
             1996 Annual Report to Shareholders that are
             incorporated herein by reference.

   21.1      List of Subsidiaries of the Corporation.                 Filed herewith.

   23.1      Consent of Independent Accountants.                      Filed herewith.

   24.1      Powers of Attorney.                                      Filed herewith.

   27.1      Financial Data Schedule.                                 Filed herewith.

Certain instruments, which define the rights of holders of long-term debt of the Corporation and its subsidiaries, are not filed herewith because the total amount of securities authorized under each of them does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.