Form 10-Q
period 1997-03-31
MELLON BANK CORP
filed 1997-05-12
CIK 64782

------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
------------------------------------------------------------------------------

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                Yes  X       No
                                   -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding as of
                 Class                         March 31, 1997
                 -----                         --------------
      Common Stock, $.50 par value                128,831,420


------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

                                                                     Page No.
                                                                     --------
Part I - Financial Information
------------------------------

Financial Highlights                                                      2

Management's Discussion and Analysis of Financial Condition

 and Results of Operations (Item 2)                                       3

Financial Statements (Item 1):

    Consolidated Balance Sheet                                           37
    Consolidated Income Statement                                        38
    Consolidated Statement of Cash Flows                                 40
    Consolidated Statement of Changes in Shareholders' Equity            41

Notes to Financial Statements                                            42

Selected Statistical Information:

    Consolidated Balance Sheet - Average Balances and
    Interest Yields/Rates                                                46
    Deposits                                                             48


Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                               48

Exhibits and Reports on Form 8-K (Item 6)                                48

Signature                                                                49

Corporate Information                                                    50

Index to Exhibits                                                        51

------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share amounts)                    1997              1996
------------------------------------------------------------------------------------------------
PER COMMON SHARE - FIRST QUARTER
Net income-fully diluted:
  Pre-stock split                                                     $   1.38          $   1.24
  Post-stock split                                                         .69               .62
Dividends paid:
  Pre-stock split                                                          .60               .55
  Post-stock split                                                         .30              .275
Closing common stock price:
  Pre-stock split                                                        72.75             55.25
  Post-stock split                                                      36.375            27.625
Book value at quarter-end:
  Pre-stock split                                                        27.19             25.55
  Post-stock split                                                       13.60             12.78
------------------------------------------------------------------------------------------------
FIRST QUARTER
Net income                                                            $    191          $    179
Net income applicable to common stock                                      182               169
Dividends paid on common stock                                              77                75
Average common shares and equivalents
  outstanding-fully diluted (in thousands):
  Pre-stock split                                                      131,602           136,721
  Post-stock split                                                     263,204           273,442
------------------------------------------------------------------------------------------------
KEY PERFORMANCE MEASURES
Return on average common shareholders' equity (a)                         21.2%             19.7%
Return on average assets (a)                                              1.83              1.76
Fee revenue as a percentage of total revenue (FTE)                          59                58
Efficiency ratio                                                            62                65
Efficiency ratio excluding amortization of intangibles and
 trust-preferred securities expense                                         59                62
------------------------------------------------------------------------------------------------
TANGIBLE OPERATING RESULTS (b)
Fully diluted tangible earnings per common share:
  Pre-stock split                                                     $   1.54          $   1.37
  Post-stock split                                                         .77               .69
Tangible net income applicable to common stock                             203               188
Return on tangible common shareholders' equity (a)                        36.3%             30.1%
Return on tangible assets (a)                                             2.09              1.99
Tangible book value at quarter-end:
  Pre-stock split                                                     $  17.76          $  18.50
  Post-stock split                                                        8.88              9.25
------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31
Loans                                                                 $ 27,525          $ 26,857
Total assets                                                            42,068            41,582
Deposits                                                                29,936            29,898
Common shareholders' equity                                              3,503             3,384
Market capitalization                                                    9,372             7,317
------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT MARCH 31
Common shareholders' equity to assets                                     8.33%             8.14%
Tier I capital                                                            8.74              7.69
Total (Tier I plus Tier II) capital                                      13.65             12.20
Leverage capital                                                          8.75              7.52
------------------------------------------------------------------------------------------------

(a)  Annualized.

(b)  See page 5 for the definition of these ratios.

NOTE:   THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------

Two-for-one common stock split

On April 15, 1997, the Corporation announced a two-for-one split of the Corporation's common stock. The two-for-one stock split is being structured as a stock dividend of one additional share of common stock being paid on each currently outstanding share of common stock. The additional shares resulting from the split will be distributed on June 2, 1997, to shareholders of record at the close of business on May 1, 1997.

Common dividend increased 10%

On April 15, 1997, the Corporation announced a 10% increase in its quarterly common dividend to $.66 per common share on a pre-stock split basis. On a post-stock split basis, the Corporation's quarterly dividend will be $.33 per common share. The increased dividend is payable May 15, 1997, to shareholders of record at the close of business on April 30, 1997. This is the sixth quarterly common dividend increase that the Corporation has announced in the last three years, resulting in a total common dividend per share increase of 161%.

Acquisition of Buck Consultants, Inc.

On March 17, 1997, the Corporation and Buck Consultants, Inc. (Buck) announced that they have signed a definitive agreement by which the Corporation will acquire Buck, a leading global benefits consulting firm. Buck is headquartered in New York and provides a broad array of pension and health and welfare actuarial services, employee benefit, compensation and human resources consulting and administrative services to approximately 5,000 clients, ranging from large multinational corporations to small businesses. Buck is a privately owned firm with 67 offices in 16 countries. Buck reported total revenues of approximately $200 million for the fiscal year ended March 31, 1996. Including revenues from a recent acquisition, Buck's annual revenues would have totaled approximately $250 million. The transaction is expected to close in mid-1997, subject to Buck shareholder and regulatory approval.

Acquisition of 1st Business Bank

On April 14, 1997, the Corporation announced that it had reached a definitive agreement to acquire 1st Business Corporation and its principal subsidiary, 1st Business Bank, a full-service commercial bank serving midsize business firms in southern California. 1st Business Corporation is privately owned. With approximately $1.1 billion in assets, including approximately $450 million in loans, 1st Business Bank is a state-chartered bank with headquarters in Los Angeles. 1st Business Bank serves approximately 1,700 business customers in the manufacturing, wholesale trade and service industries. 1st Business Bank also provides personal banking services to professionals, entrepreneurs, and owners and officers of its business clients. The Corporation will purchase 1st Business Corporation with stock. Other terms of the agreement were not disclosed. 1st Business Bank will operate as a separate entity under the name Mellon 1st Business Bank. The transaction is expected to close in the second half of 1997, subject to regulatory approvals and certain closing conditions.

OVERVIEW OF THE FIRST QUARTER OF 1997
-------------------------------------------------------------------------------

The Corporation reported record first quarter 1997 fully diluted earnings per common share of $1.38, on a pre-stock split basis, an increase of 11%, compared with $1.24 per common share in the first quarter of 1996. Net income applicable to common stock was $182 million in the first quarter of 1997, compared with $169 million in the prior-year period. On a post-stock split basis, the Corporation's first quarter 1997 earnings per common share was $.69, compared with $.62 per common share in the first quarter of 1996.

Annualized return on common shareholders' equity and return on assets were 21.2% and 1.83%, respectively, in the first quarter of 1997, compared with 19.7% and 1.76%, respectively, in the first quarter of 1996. Annualized return on tangible common shareholders' equity and return on tangible assets were 36.3% and 2.09%, respectively, in the first quarter of 1997, compared with 30.1% and 1.99%, respectively, in the first quarter of 1996. Fully diluted tangible earnings per common share in the first quarter of 1997 were $1.54, on a pre-stock split basis, a 12% increase, compared with $1.37 in the first quarter of 1996.

Earnings per common share in the first quarter of 1997 reflects the repurchase of 11.6 million common shares, prior to any reissuances, during 1996 and the first quarter of 1997. The Corporation's average level of treasury stock was approximately $345 million higher in the first quarter of 1997, compared with the first quarter of 1996. After giving effect to funding the higher level of treasury stock, valued at a short-term funding rate, the lower share count increased earnings per share 2%, while ongoing business growth increased earnings per share 9%.

Compared with the first quarter of 1996, the Corporation's first quarter 1997 results reflected higher fee revenue and higher net interest revenue, offset in part by higher operating expense. The quarter's net income applicable to common stock also included an additional $3 million charge, or $.03 per common share on a pre-stock split basis, for issue costs recorded as preferred stock dividends in connection with the redemption of the Series J preferred stock.

Net interest revenue was $370 million in the first quarter of 1997, an increase of $7 million from $363 million in the prior-year period. This increase resulted from the Mellon US Leasing and Mellon First United Leasing acquisitions in the second half of 1996 and a higher level of interest-free funds, partially offset by the November 1996 sale of a $770 million American Automobile Association (AAA) credit card portfolio, the 1996 home equity and insurance premium finance loan securitizations, lower loan fees and the repurchase of common shares. Fee revenue totaled $536 million, an increase of $61 million, or 13%, in the first quarter of 1997, compared with the prior-year period, excluding the $28 million gain on the home equity loan securitization recorded in the first quarter of 1996. Including the securitization gain, fee revenue increased $33 million, or 7%, compared with the prior-year period. The increase in fee revenue was attributable to higher trust and investment management fees, higher mortgage servicing fee revenue and higher cash management and deposit transaction charges.

Operating expense before net revenue from acquired property and trust-preferred securities expense for the first quarter of 1997 was $565 million, down $3 million from $568 million in the first quarter of 1996. Operating expense in the first quarter of 1996 included $22 million of staff expense resulting from the retirement enhancement plan and severance expense, and $6 million of expense related to the reconfiguration of the retail delivery system. Excluding these items, operating expense before net revenue from acquired property and trust-preferred securities expense increased $25 million, or 5%, in the first quarter of 1997, compared with the prior-year period. The increase resulted primarily from acquisitions and business growth.

Credit quality expense was $22 million in the first quarter of 1997, compared with $17 million in the first quarter of 1996. This $5 million increase resulted from lower net revenue from acquired property. Net credit losses were $32 million in the first quarter of 1997, an increase of $4 million, compared with the prior-year period resulting from higher credit card net credit losses.

-------------------------------------------------------------------------------

Nonperforming assets totaled $170 million at March 31, 1997, compared with $174 million at December 31, 1996, and $250 million at March 31, 1996. The Corporation's nonperforming assets to total loans and net acquired property ratio was .62% at March 31, 1997, the lowest ratio in the Corporation's recent history, compared with .63% at December 31, 1996, and .93% at March 31, 1996.

The Corporation's ratio of common shareholders' equity to assets was 8.33% at March 31, 1997. The Tier I, Total and Leverage capital ratios were 8.74%, 13.65% and 8.75%, respectively, at March 31, 1997, well in excess of the minimum required ratios.

TANGIBLE OPERATING RESULTS
-------------------------------------------------------------------------------

Except for the merger with Dreyfus, which was accounted for under the "pooling of interests" method, the Corporation has been required to account for business combinations under the "purchase" method of accounting. The purchase method results in the recording of goodwill and other identified intangibles that are amortized as noncash charges in future years into operating expense. The pooling of interests method does not result in the recording of goodwill or intangibles. Since goodwill and intangible amortization expense does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Results, excluding the impact of intangibles, are shown in the table below.

---------------------------------------------------------------------------------------------------
                                                                        Quarter ended
(dollar amounts in millions,                                              March 31,
 ratios annualized)                                                  1997          1996     Change
--------------------------------------------------------------------------------------------------
Net income applicable to common stock                             $   182       $   169     $   13
After tax impact of amortization of
  intangibles from purchase acquisitions                               21            19          2
--------------------------------------------------------------------------------------------------
         Tangible net income applicable  to common stock          $   203       $   188     $   15
Tangible earnings per common share-fully diluted:
   Pre-stock split                                                $  1.54       $  1.37        12%
   Post-stock split                                                   .77           .69        12%
--------------------------------------------------------------------------------------------------

Average common equity                                             $ 3,490       $ 3,459     $   31
Average goodwill and other identified intangibles                   1,223           946        277
--------------------------------------------------------------------------------------------------
         Average tangible common equity                           $ 2,267       $ 2,513     $ (246)
Return on tangible common equity                                     36.3%         30.1%       620 bp
--------------------------------------------------------------------------------------------------

Average total assets                                              $42,187       $40,848     $1,339
Average tangible assets                                           $40,964       $39,902     $1,062
Return on tangible assets                                            2.09%         1.99%        10 bp
--------------------------------------------------------------------------------------------------

BUSINESS SECTORS
-------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,

                                                      Consumer                                    Corporate/Institutional
(dollar amounts in millions,      Investment Services            Banking Services       Investment Services     Banking Services
averages in billions)                 1997       1996            1997        1996          1997       1996       1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $112       $103           $ 372       $ 366          $276       $242        $125     $ 105
Credit quality expense (revenue)         -          -              29          23             -          -            1        1
Operating expense                       74         69             233         242           204        195           51       40
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     38         34             110         101            72         47           73       64
Income taxes                            16         14              40          37            28         19           27       23
--------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 22       $ 20           $  70       $  64          $ 44       $ 28        $  46    $  41
-------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 23       $ 21           $  80       $  74          $ 50       $ 34        $  50    $  43
----------------------------------------------------------------------------------------------------------------------------------
Average assets                        $0.3       $0.3           $22.3       $22.4          $1.4       $1.7        $16.3    $13.9
Average common equity                 $0.2       $0.2           $ 1.2       $ 1.2          $0.6       $0.5        $ 1.6    $ 1.2
Average Tier I preferred equity       $  -       $  -           $   -       $   -          $  -       $  -        $   -    $   -
Return on common
 shareholders' equity (a)              50%        49%             24%         22%           30%        22%          12%      13%
Return on assets (a)                    NM         NM           1.28%       1.15%            NM         NM        1.14%    1.19%
Pretax operating margin                34%        33%             30%         28%           26%        20%          58%      61%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    34%        34%             33%         31%           29%        23%          62%      63%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   66%        66%             59%         62%           71%        77%          37%      36%
--------------------------------------------------------------------------------------------------------------------------------

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

Income before taxes for the Corporation's core sectors was $293 million in the first quarter of 1997, an increase of $47 million, or 18%, compared with the prior-year quarter. This increase resulted from a $69 million increase in revenue, partially offset by a $16 million increase in operating expense and a $6 million increase in credit quality expense. Return on common shareholders' equity for the core sectors was 21% in the first quarter, compared with 20% in the first quarter of 1996. Return on assets was 1.83% in the first quarter of 1997, compared with 1.61% in the first quarter of 1996.

Consumer Investment Services

Consumer Investment Services includes private asset management services and retail mutual funds. Income before taxes for the Consumer Investment sector was $38 million in the first quarter of 1997, an increase of $4 million, or 9%, from the prior-year period. The increase was a result of higher private asset management fee revenue and higher mutual fund management revenue, which resulted from new business and an increase in the market value of assets under management. This sector provided excellent returns, as the annualized return on common shareholders' equity was 50% in the first quarter of 1997, compared with 49% in the first quarter of 1996.

--------------------------------------------------------------------------------------------------------------------------------
                        Total                   Real Estate                          Other                          Total All
                     Core Sectors                 Workout                      Corporate Activity                    Sectors
                  1997          1996         1997         1996                  1997         1996              1997         1996
--------------------------------------------------------------------------------------------------------------------------------
                 $ 885         $ 816        $  8         $  5                  $  20         $ 51             $ 913        $ 872
                    30            24          (3)          (7)                    (5)           -                22           17
                   562           546           1            1                     22           21               585          568
--------------------------------------------------------------------------------------------------------------------------------
                   293           246          10           11                      3           30               306          287
                   111            93           3            4                      1           11               115          108
--------------------------------------------------------------------------------------------------------------------------------
                 $ 182         $ 153        $  7         $  7                  $   2         $ 19             $ 191        $ 179
--------------------------------------------------------------------------------------------------------------------------------
                 $ 203         $ 172        $  7         $  7                  $   2         $ 19             $ 212        $ 198
--------------------------------------------------------------------------------------------------------------------------------
                 $40.3         $38.3        $0.2         $0.3                  $ 1.7         $2.2             $42.2        $40.8
                 $ 3.6         $ 3.1        $  -         $  -                  $(0.1)        $0.4             $ 3.5        $ 3.5
                 $   -         $   -        $  -         $  -                  $ 1.2         $ .9             $ 1.2        $  .9

                   21%           20%          NM           NM                     NM           NM               21%          20%
                 1.83%         1.61%          NM           NM                     NM           NM             1.83%        1.76%
                   33%           30%          NM           NM                     NM           NM               33%          33%


                   36%           33%          NM           NM                     NM           NM               39%          36%


                   61%           64%          NM           NM                     NM           NM               59%          62%
--------------------------------------------------------------------------------------------------------------------------------


Consumer Banking Services

Consumer Banking Services includes consumer lending and deposit products, business banking, branch banking, credit card, mortgage loan origination and servicing and jumbo residential mortgage lending. Income before taxes for this sector totaled $110 million in the first quarter of 1997, compared with $101 million in the first quarter of 1996, a 9% improvement. Revenue increased $6 million compared with the prior-year period, primarily as a result of: higher mortgage servicing fees, primarily relating to portfolio servicing acquisitions; higher electronic tax return filing fees; increased net interest revenue due to a higher level of noninterest-bearing deposits; and higher ATM network processing fees. Partially offsetting these increases was a decrease in credit card revenue reflecting lower fee revenue from the securitized credit card portfolio, due in part to higher credit losses in this portfolio, and the sale of the AAA credit card portfolio in November 1996. The $6 million increase in credit quality expense resulted from the higher level of credit card losses in 1997. The $9 million decrease in operating expense reflected $6 million of expense related to the reconfiguration of the retail delivery system recorded in the first quarter of 1996. Also contributing to the decrease in expense was lower operating expense related to the sale of the AAA credit card portfolio. Partially offsetting these decreases were higher expenses in support of portfolio servicing acquisitions. The annualized return on common shareholders' equity for this sector was 24% in the first quarter of 1997, compared with 22% in the first quarter of 1996.

Corporate/Institutional Investment Services

Corporate/Institutional Investment Services includes institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, corporate trust and services for defined contribution plans. Income before taxes for this sector was $72 million in the first quarter of 1997, an increase of $25 million, or 53%, compared with the first quarter of 1996. Revenue increased $34 million due to increased institutional trust fees, higher cash management revenue, an increase in securities lending revenue, higher foreign exchange fees and increased fees from services provided for corporate defined contribution plans. Operating expense increased $9 million in support of higher transaction volumes and technology investments, partially

--------------------------------------------------------------------------------

Corporate/Institutional Investment Services (continued)

offset by lower expenses in the global custody business line as a result of reengineering efforts. The annualized return on common shareholders' equity for this sector was 30% in the first quarter of 1997, compared with 22% in the first quarter of 1996.

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading and international banking. Income before taxes for the Corporate/Institutional Banking Services sector was $73 million for the first quarter of 1997, an increase of $9 million, or 14%, from the first quarter of 1996. Revenue increased $20 million primarily as a result of higher net interest revenue resulting from the lease financing acquisitions. Operating expense increased $11 million as a result of the lease financing acquisitions. The annualized return on common shareholders' equity for this sector was 12% in the first quarter of 1997, compared with 13% in the first quarter of 1996.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $10 million in the first quarter of 1997, compared with $11 million in the first quarter of 1996. The results in both periods reflect net revenue from acquired property and the improved credit quality of the portfolio.

Other

The Other sector's pretax income for the first quarter of 1997 was $3 million. Revenue for the first quarter of 1997 reflects earnings on the use of proceeds from the trust-preferred securities and earnings on preferred capital above that required for the core sectors. Revenue for the first quarter 1996 reflects the $28 million gain on the home equity loan securitization and earnings on excess capital. Credit quality revenue for 1997 represents loan recoveries from loans to lesser developed countries. Operating expense for the first quarter of 1997 includes $20 million of trust-preferred securities expense while the first quarter of 1996 includes the $18 million charge resulting from the retirement enhancement plan.

--------------------------------------------------------------------------------
The following tables distribute net income and return on average common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.

------------------------------------------------------------------------------------------
                                                            Customers serviced
                                                 -----------------------------------------
                                                                               Total
                                                      Total                  Corporate/
FOR THE THREE MONTHS ENDED MARCH 31,                Consumer                Institutional
(dollar amounts in millions)                     1997       1996           1997       1996
------------------------------------------------------------------------------------------
Net income                                        $92        $84            $90        $69
Return on average common
 shareholders' equity (a)                         27%        25%            17%        16%
------------------------------------------------------------------------------------------
(a)  Annualized.

                                                              Products offered
                                                 -----------------------------------------
                                                      Total                    Total
FOR THE THREE MONTHS ENDED MARCH 31,                Investment                 Banking
(dollar amounts in millions)                     1997       1996           1997       1996
 -----------------------------------------------------------------------------------------
Net income                                        $66       $ 48           $116       $105
Return on average common
 shareholders' equity (a)                         35%        28%            17%        18%
------------------------------------------------------------------------------------------

(a)  Annualized.

NET INTEREST REVENUE
--------------------------------------------------------------------------------------------
                                                      Three months ended March 31,
                                                   1997                         1996
(taxable equivalent basis,                AVERAGE       AVERAGE          Average     Average
dollar amounts in millions)               BALANCE          RATE          balance        rate
--------------------------------------------------------------------------------------------
Money market investments                  $ 1,032        5.12%           $ 1,290      5.34%
Trading account securities                    161        5.58                138      5.17
Securities                                  6,018        6.73              5,339      6.64
Loans                                      27,404        8.21             27,058      8.45
                                          -------                        -------
  Total interest-earning assets           $34,615        7.85            $33,825      8.03
------------------------------------------------------------------------------------------
Financed by:
 Interest-bearing liabilities             $27,485        4.38%           $27,986      4.45%
 Noninterest-bearing liabilities            7,130           -              5,839         -
                                          -------                        -------
  Total                                   $34,615        3.48            $33,825      3.68
--------------------------------------------------------------------------------------------
Net interest revenue                      $   373        4.37%           $   366      4.35%
--------------------------------------------------------------------------------------------

Note: Average rates are annualized and are calculated on a taxable equivalent basis at tax rates approximating 35%. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average rates.

Net interest revenue, on a taxable equivalent basis, for the first quarter of 1997 totaled $373 million, up $7 million compared with the first quarter of 1996. The net interest margin was 4.37% in the first quarter of 1997, up 2 basis points from 4.35% in the first quarter of 1996.

The increase in net interest revenue and the net interest margin in the first quarter of 1997, compared with the first quarter of 1996, resulted from $1.6 billion of lease financing acquisitions, the use of proceeds from the $1 billion of trust-preferred securities issued in December 1996, the impact of a higher level of noninterest-bearing deposits and loan growth. The cost of the trust-preferred securities is reported in operating expense. Primarily offsetting these factors was the effect of the sale of the AAA credit card portfolio, lower loan fees, the December 1996 $500 million insurance premium finance securitization, the March 1996 $650 million home equity loan securitization and funding costs related to the repurchase of common stock. Excluding the effect of the loan securitizations and the equity repurchases, the net interest revenue and net interest margin for the first quarter of 1997 would have been approximately $426 million and 4.70%, compared with approximately $401 million and 4.63% in the first quarter of 1996. The foregone net interest revenue from the loan securitizations is substantially offset by higher servicing fee revenue and lower net credit losses.

Average loans increased $346 million in the first quarter of 1997, compared with the prior-year period. Excluding the effect of loan securitizations, the AAA credit card sale and lease financing acquisitions, the Corporation experienced loan growth of approximately $650 million in the first quarter of 1997, compared with the prior-year period, primarily in wholesale and retail lending.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
------------------------------------------------------------------------------
                                             Three months ended
                                                  March 31,
(in millions)                                1997          1996         Change
------------------------------------------------------------------------------
Provision for credit losses                   $25           $25            $ -
Net revenue from acquired property             (3)           (8)            (5)
------------------------------------------------------------------------------
     Credit quality expense                   $22           $17            $ 5
------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, increased $5 million in the first quarter of 1997, compared with the first quarter of 1996, as a result of a $5 million decrease in net revenue from acquired property.

A summary of the Corporation's net credit losses is presented on the following page. The $4 million increase in net credit losses, compared with the first quarter of 1996, resulted from a $15 million increase in credit card net credit losses, partially offset by a reduction in commercial real estate net credit losses and an increase in international loan recoveries. The increase in credit card net credit losses resulted from the return to a more normal level of delinquencies in the CornerStone(SM) portfolio following the creation of the accelerated resolution portfolio in December 1995, offset in part by a decrease in credit losses resulting from the sale of the AAA credit card portfolio. At March 31, 1997, the CornerStone(SM) credit card portfolio had total outstandings of $574 million, compared with $631 million at December 31, 1996, and $720 million at March 31, 1996. The net carrying value of the accelerated resolution portfolio at March 31, 1997, was $19 million, compared with $30 million at December 31, 1996, and $65 million at March 31, 1996.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1996 Annual Report on Form 10-K. The reserve for credit losses totaled $518 million at March 31, 1997, compared with $525 million at December 31, 1996, and $468 million at March 31, 1996. The $50 million increase in the reserve for credit losses from March 31, 1996, reflects the additional fourth quarter 1996 credit loss provision related to the credit card portfolio and $23 million of reserves acquired in the lease financing acquisitions.

The ratio of the loan loss reserve to nonperforming loans at March 31, 1997, was 543%, compared with 556% at year-end 1996 and 265% at March 31, 1996. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio also can vary with shifts in loan portfolio mix. The increase in this ratio from March 31, 1996, primarily resulted from a decrease in the level of nonperforming loans.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES (CONTINUED)
------------------------------------------------------------------------------


-----------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (a)              Three months ended
                                                  March 31,
(dollar amounts in millions)                1997            1996       Change
-----------------------------------------------------------------------------
Reserve at beginning of period              $525            $471          $54
Credit losses:
  Domestic:

     Commercial and financial                  9               7            2
     Commercial real estate                    1               8           (7)
     Consumer credit:

       Credit cards                           33              19           14
       Consumer mortgage                       -               3           (3)
       Other consumer credit                   6               5            1
-----------------------------------------------------------------------------
Total domestic credit losses                  49              42            7
-----------------------------------------------------------------------------
Recoveries:
  Domestic:

     Commercial and financial                 (4)             (2)           2
     Commercial real estate                   (3)             (5)          (2)
     Consumer credit:

       Credit cards                           (2)             (3)          (1)
       Consumer mortgage                      -               (1)          (1)
       Other consumer credit                  (3)             (2)           1
-----------------------------------------------------------------------------
         Total domestic                      (12)            (13)          (1)
  International                               (5)             (1)           4
-----------------------------------------------------------------------------
         Total recoveries                    (17)            (14)           3
-----------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:

     Commercial and financial                  5               5            -
     Commercial real estate                   (2)              3           (5)
     Consumer credit:

       Credit cards                           31              16           15
       Consumer mortgage                       -               2           (2)
       Other consumer credit                   3               3            -
-----------------------------------------------------------------------------
         Total domestic                       37              29            8
  International                               (5)             (1)          (4)
-----------------------------------------------------------------------------
         Total net credit losses              32              28            4
Provision for credit losses                   25              25            -
-----------------------------------------------------------------------------
Reserve at end of period                    $518            $468          $50
-----------------------------------------------------------------------------
Reserve as a percentage of total loans      1.88%           1.74%          14 bp
-----------------------------------------------------------------------------
Annualized net credit losses
 to average loans                            .48%            .41%           7 bp
-----------------------------------------------------------------------------

(a)  Excludes the reserve and net credit losses on segregated assets.

NONINTEREST REVENUE
-----------------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31,
(in millions)                                             1997            1996     Change
-----------------------------------------------------------------------------------------
Fee revenue:
Trust and investment revenue:
   Management:
     Mutual fund                                         $  87            $ 83       $  4
     Private asset                                          42              35          7
     Institutional asset                                    37              34          3
-----------------------------------------------------------------------------------------
       Total management revenue                            166             152         14
   Administration/Custody:
     Institutional trust                                    66              59          7
     Mutual fund                                            30              27          3
     Private asset                                           4               3          1
-----------------------------------------------------------------------------------------
       Total administration/custody revenue                100              89         11
-----------------------------------------------------------------------------------------
       Total trust and investment fee revenue              266             241         25
Cash management and deposit transaction charges             56              49          7
Mortgage servicing fees                                     51              41         10
Foreign currency and securities trading revenue             25              21          4
Credit card fees                                            24              33         (9)
Information services fees                                   13               9          4
Other                                                      101             109         (8)
-----------------------------------------------------------------------------------------
       Total fee revenue                                   536             503         33
Gains on sale of securities                                  -               1         (1)
-----------------------------------------------------------------------------------------
       Total noninterest revenue                          $536            $504        $32
-----------------------------------------------------------------------------------------
Fee revenue as a percentage of total revenue (FTE)          59%             58%         1
Trust and investment fee revenue
 as a percentage of total revenue (FTE)                     29%             28%         1
-----------------------------------------------------------------------------------------

Fee revenue increased $61 million, or 13%, in the first quarter of 1997, compared with the prior-year period, excluding the $28 million gain on the home equity loan securitization recorded in the first quarter of 1996. Including the securitization gain, fee revenue increased $33 million, or 7%, compared with the prior-year period.

Total trust and investment fee revenue

The $25 million, or 11%, increase in trust and investment fee revenue in the first quarter of 1997, compared with the prior-year period, resulted from a $14 million, or 9%, increase in management revenue and an $11 million, or 13%, increase in administration/custody revenue. The increase in management revenue resulted from a $7 million, or 21%, increase in private asset management revenue and a $4 million, or 4%, increase in mutual fund management revenue. The increase in private asset management revenue resulted from new business and an increase in the market value of assets under management. The higher revenue from the management of mutual funds resulted from a higher average level of mutual fund assets managed at Dreyfus, which was partially offset by an increase of $2 million in management fee waivers. Mutual fund management fees are discussed further on the following pages. The increase in trust and investment administration and custody fee revenue primarily resulted from a $7 million, or 13%, increase in institutional trust fees. The increase in institutional trust revenue resulted from a $5 million increase in securities lending revenue and new business. The increase in securities lending revenue resulted primarily from improved margins, as well as a higher volume of securities lent in the first quarter of 1997.

On April 11, 1997, the Corporation announced its intention to sell its Corporate Trust business. This business generated approximately $16 million in fee revenue in 1996. The sale is not expected to materially affect the

--------------------------------------------------------------------------------
Corporation's earnings and will not affect the Corporation's other trust businesses. It is anticipated that this transaction will be completed in the second half of 1997.

As shown in the table below, the market value of trust assets under management was $259 billion at March 31, 1997, a $3 billion increase from $256 billion at December 31, 1996. This increase resulted from new business as well as a very moderate general market increase in the equity markets which was partially offset by a decrease in the fixed income markets. At March 31, 1997, compared to December 31, 1996, the S&P 500 index increased 2.2% while the Lehman Brothers Long-Term Government Bond Index decreased 3.3%.


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT IN WHOLLY OWNED AND AFFILIATED COMPANIES
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,         March 31,
(in billions)                                           1997             1996              1996             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Mutual funds managed - proprietary:
    Taxable money market funds:
      Institutions                                      $ 27             $ 27              $ 26             $ 25              $ 25
      Individuals                                         10                9                10                9                10
    Equity funds                                          16               15                14               14                12
    Tax-exempt bond funds                                 16               17                17               18                18
    Tax-exempt money market funds                          8                7                 7                7                 8
    Fixed-income funds                                     4                5                 5                5                 5
----------------------------------------------------------------------------------------------------------------------------------
        Total proprietary mutual funds managed            81               80                79               78                78
Mutual funds managed - nonproprietary                      7                7                 6                5                 5
----------------------------------------------------------------------------------------------------------------------------------
        Total managed mutual fund assets                $ 88             $ 87              $ 85             $ 83              $ 83
Private asset                                             28               28                26               26                25
Institutional asset (a)                                  143              141               133              127               127
----------------------------------------------------------------------------------------------------------------------------------
        Total market value of assets
          under management                              $259             $256              $244             $236              $235
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes assets managed at Pareto Partners of $21 billion at March 31, 1997, $20 billion at December 31, $18 billion at September 30, and $16 billion at June 30 and March 31, 1996. Previously these assets were not included in the prior disclosures of the Corporation's total assets under management following the sale of a portion of the Corporation's ownership of Pareto Partners in the second quarter of 1996. The Corporation has had a 30% equity interest in Pareto Partners since the second quarter of 1996. At March 31, 1996, the Corporation had a 65% equity interest.

The market value of assets under administration/custody, shown in the table below, was $1,061 billion at March 31, 1997, an increase of $15 billion compared with $1,046 billion at December 31, 1996. This increase resulted from new business, partially offset by a decrease in the market value of fixed income assets under administration/custody, as well as an increase in the value of the U.S. dollar relative to non-U.S. dollar denominated securities held.


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,         March 31,
(in billions)                                           1997             1996              1996             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust                                   $  976          $   962              $819             $794              $786
Mutual fund                                               58               57                60               57                61
Private asset                                             27               27                26               25                23
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,061           $1,046              $905             $876              $870
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------

Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the first quarter of 1997 were $85 billion, compared with $81 billion in the first quarter of 1996. This increase resulted primarily from a $4 billion average increase in equity funds.

---------------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE                           Three months ended
                                                               March 31,
(in millions)                                             1997          1996     Change
---------------------------------------------------------------------------------------
Managed mutual fund fees                                   $98           $92        $ 6
Less:  Fees waived                                           9             7          2
Less:  Fund expense reimbursements                           2             2          -
---------------------------------------------------------------------------------------
    Net managed mutual fund fees                           $87           $83        $ 4
---------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
    Proprietary funds:
        Taxable money market funds:
          Institutions                                     $15           $14        $ 1
          Individuals                                        9            10         (1)
        Equity funds                                        24            18          6
        Tax-exempt bond funds                               24            26         (2)
        Tax-exempt money market funds                        7             7          -
        Fixed income funds                                   5             6         (1)
----------------------------------------------------------------------------------------
             Total proprietary fund fees                    84            81          3
    Nonproprietary fund management fees                      3             2          1
---------------------------------------------------------------------------------------
             Net managed mutual fund fees                  $87           $83        $ 4
---------------------------------------------------------------------------------------

Cash management and deposit transaction charges

The $7 million, or 15%, increase in cash management and deposit transaction charges resulted primarily from higher volumes of business in customer receivable, payable and treasury management products.

Mortgage servicing fees

The $10 million, or 25%, increase in mortgage servicing fees in the first quarter of 1997, compared with the prior-year period, resulted from a higher level of mortgage servicing rights acquired through portfolio servicing acquisitions. At March 31, 1997, the Corporation's total servicing portfolio was $74 billion, comprised of $64 billion of residential and $10 billion of commercial servicing. At March 31, 1996, the total servicing portfolio was $55 billion, comprised of $48 billion of residential and $7 billion of commercial servicing.

Foreign currency and securities trading revenue

The $4 million, or 16%, increase in foreign currency and securities trading revenue in the first quarter of 1997, compared with the prior-year period, was attributable to higher foreign exchange fees earned as a result of higher levels of market volatility and customer activity.

------------------------------------------------------------------------------

Credit card fees

The $9 million, or 26%, decrease in credit card fee revenue in the first quarter of 1997, compared with the first quarter of 1996, resulted from lower fee revenue from the securitized credit card portfolio, due in part to higher credit losses in this portfolio, and the sale of the AAA credit card portfolio in November 1996. Additional information on the effect of the credit card securitization is presented in the table below.

Information services fees

The $4 million, or 50%, increase in information services fees revenue, compared with the first quarter of 1996, resulted from higher ATM network processing fees and higher earnings at the ChaseMellon Shareholder Services joint venture.

Other fee revenue

Other fee revenue was $101 million in the first quarter of 1997, a decrease of $8 million compared with the first quarter of 1996. This decrease primarily resulted from the $28 million gain on the home equity loan securitization recorded in the first quarter of 1996. Partially offsetting this decrease was an $11 million increase in servicing fee revenue from the securitization of insurance premium finance and home equity loans, a $6 million increase resulting from the disposition of assets and sale of equity securities and a $5 million increase in fees relating to the electronic filing of income tax returns. Additional information on the effect of the loan securitizations is presented below.

Buck Consultants, Inc.

Fee revenue will be impacted in 1997 upon completion of the acquisition of Buck Consultants, Inc. (Buck). Buck generated total revenues of approximately $200 million for its fiscal year ended March 31, 1996. Including revenues from a recent acquisition, Buck's annual revenues would have totaled approximately $250 million.

LOAN SECURITIZATIONS
--------------------------------------------------------------------------------

The Corporation securitized $950 million of credit card receivables in November 1995, $650 million of home equity loans in March 1996, and $500 million of insurance premium finance loans in December 1996. Securitizations are an effective way to diversify funding sources and manage the size of the balance sheet. The Corporation no longer recognizes net interest revenue on the securitized portfolios, however, the decrease in net interest revenue is substantially offset by increased servicing fee revenue and lower net credit losses. The Corporation continues to service the securitized loans. For analytical purposes, the impact of the securitizations on first quarter 1997 and 1996 results are shown below.

--------------------------------------------------------------------------
SECURITIZED CREDIT CARD RECEIVABLES                   Three months ended
                                                           March 31,
(in millions)                                       1997              1996
--------------------------------------------------------------------------
Lower net interest revenue                           $23               $24
Lower net credit losses                               14                10
Higher fee revenue                                     9                13
Lower loans - average                                950               950
--------------------------------------------------------------------------

--------------------------------------------------------------------------------

------------------------------------------------------------------------
SECURITIZED HOME EQUITY LOANS                       Three months ended
                                                         March 31,
(in millions)                                     1997              1996
------------------------------------------------------------------------
Lower net interest revenue                        $  6              $  -
Higher fee revenue                                   4                 -
Lower loans - average                              650                21
------------------------------------------------------------------------


------------------------------------------------------------------------
SECURITIZED INSURANCE PREMIUM FINANCE LOANS
                                                  Three months ended
                                                         March 31,
(in millions)                                     1997             1996
------------------------------------------------------------------------
Lower net interest revenue                        $  7                $-
Higher fee revenue                                   7                 -
Lower loans - average                              500                 -
------------------------------------------------------------------------


OPERATING EXPENSE
------------------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                                 March 31,
(dollar amounts in millions)                                               1997            1996       Change
------------------------------------------------------------------------------------------------------------
Staff expense                                                              $268            $277          $(9)
Net occupancy expense                                                        52              56           (4)
Professional, legal and other purchased services                             46              47           (1)
Business development                                                         37              33            4
Equipment expense                                                            36              35            1
Amortization of mortgage servicing assets
  and purchased credit card relationships                                    28              28            -
Amortization of goodwill and other intangible assets                         27              25            2
Communications expense                                                       26              23            3
Other expense                                                                45              44            1
------------------------------------------------------------------------------------------------------------
     Operating expense before net revenue from acquired
       property and trust-preferred securities expense                      565             568           (3)
Trust-preferred securities expense                                           20               -           20
Net revenue from acquired property                                           (3)             (8)           5
------------------------------------------------------------------------------------------------------------
     Total operating expense                                               $582            $560          $22
------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff                                       25,200          24,600          600
------------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                                         62%             65%          (3)
Efficiency ratio excluding amortization of intangibles
  and trust-preferred securities expense                                     59              62           (3)
------------------------------------------------------------------------------------------------------------

(a) Operating expense before net revenue from acquired property and trust-preferred securities expense, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sale of securities.

Operating expense before net revenue from acquired property and trust-preferred securities expense decreased $3 million in the first quarter of 1997, compared with the prior-year period. Excluding an $18 million charge for the Corporation's retirement enhancement program, $4 million of severance accruals and $6 million of expense relating to the reconfiguration of the retail delivery system recorded in the first quarter of 1996, operating expense before net revenue from acquired property and trust-preferred securities expense increased $25 million, or 5%, compared with the first quarter of 1996.

--------------------------------------------------------------------------------

Staff expense increased $13 million, excluding the $22 million of expense for the retirement enhancement program and severance accruals recorded in the first quarter of 1996, primarily from higher salaries expense, due in part to the leasing acquisitions, as well as an increase in incentive expense. The decrease in net occupancy expense resulted from the expense related to the reconfiguration of the retail delivery system recorded in the first quarter of 1996. The increase in the amortization of goodwill and other intangibles resulted from the 1996 leasing acquisitions. The increase in other expenses, including business development and communications expense, resulted from expenses in support of revenue growth.

The $20 million of trust-preferred securities expense resulted from the issuance of $1 billion of these securities in December 1996. The proceeds from these securities were used to fund interest-earning assets. See note 13 in the Corporation's 1996 Annual Report on Form 10-K for a further discussion of these securities.

INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes totaled $108 million in the first quarter of 1997, compared with $103 million in the first quarter of 1996. The Corporation's effective tax rate for the first quarter of 1997 was 36.3%, compared with 36.5% for the first quarter of 1996. It is currently anticipated that the effective tax rate will remain at approximately this same level for the remainder of 1997.

ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
(average balances in millions)                            1997              1996
--------------------------------------------------------------------------------
ASSETS:
Money market investments                               $ 1,032           $ 1,290
Trading account securities                                 161               138
Securities                                               6,018             5,339
Loans                                                   27,404            27,058
--------------------------------------------------------------------------------
       Total interest-earning assets                    34,615            33,825
Noninterest-earning assets                               8,098             7,500
Reserve for credit losses                                 (526)             (477)
--------------------------------------------------------------------------------
       Total assets                                    $42,187           $40,848
--------------------------------------------------------------------------------
FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                             $33,758           $32,073
Wholesale and purchased funds                            8,429             8,775
--------------------------------------------------------------------------------
       Funds supporting total assets                   $42,187           $40,848
--------------------------------------------------------------------------------

The increase in the Corporation's average interest-earning assets in the first quarter of 1997, compared with the first quarter of 1996, reflects a $679 million increase in average securities and a $346 million increase in average loans, partially offset by a $258 million decrease in money market investments. The increase in average securities reflects the purchase of securities for asset/liability management purposes, as well as the utilization of a higher level of deposits with pledging requirements in the first quarter of 1997, compared with the prior-year period. Average loans increased as a result of the lease financing acquisitions and loan growth, partially offset by the home equity and insurance premium finance loan securitizations and the AAA credit card sale. Excluding the loan securitizations, the AAA credit

-------------------------------------------------------------------------------

card sale and lease financing acquisitions, average loans increased approximately $650 million, compared with the prior-year period, primarily as a result of increases in wholesale and retail loans.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year and trust-preferred securities. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $895 million in the first quarter of 1997 from the prior-year period, reflecting a higher level of noninterest-earning assets and higher loan levels. The increase in noninterest-earnings assets primarily reflects a higher level of goodwill resulting from the lease financing acquisitions and a higher level of mortgage servicing assets. Average core funds increased $1,685 million in the first quarter of 1997 from the prior-year period, primarily reflecting the issuance of the trust-preferred securities in December 1996 and a higher level of notes and debentures. Core funds averaged 97% of core assets in the first quarter of 1997, up from 93% in the fourth quarter of 1996 and 94% in the first quarter of 1996.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes and other funds borrowed. Average wholesale and purchased funds decreased $346 million compared with the prior-year period, primarily reflecting a decrease in deposits in foreign offices, short-term bank notes and federal funds purchased and securities under repurchase agreements, partially offset by an increase in negotiable certificates of deposit and other time deposits. As a percentage of total average assets, average wholesale and purchased funds decreased to 20% in the first quarter of 1997, from 24% in the fourth quarter of 1996 and 21% in the first quarter of 1996.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------

The loan portfolio increased $668 million at March 31, 1997, compared with March 31, 1996, as a result of the $1.6 billion of leases acquired in the Mellon US Leasing and Mellon First United Leasing acquisitions. This increase was partially offset by the November 1996 sale of $770 million AAA credit card loans and the December 1996 $500 million insurance premium finance securitization. At March 31, 1997, the composition of the loan portfolio was 58% commercial and 42% consumer.

----------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,         March 31,
(in millions)                                           1997             1996              1996             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial                          $10,518 (a)      $10,196           $10,747          $11,014           $11,089
   Commercial real estate                              1,598 (b)        1,534             1,564            1,624             1,459
   Consumer credit:
     Consumer mortgage                                 7,672            7,772             7,629            7,891             7,865
     Credit card                                       1,197            1,296             2,071            2,120             1,984
     Other consumer credit                             2,756            2,640             2,668            2,598             2,551
----------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                        11,625           11,708            12,368           12,609            12,400
   Lease finance assets                                2,477            2,533             2,285              938               865
----------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                         26,218           25,971            26,964           26,185            25,813
INTERNATIONAL LOANS                                    1,307            1,422             1,265            1,171             1,044
----------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount (c)   $27,525          $27,393           $28,229          $27,356           $26,857
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $13 million of loans subject to the FDIC loss-sharing arrangement.

(b) Includes $63 million of loans subject to the FDIC loss-sharing arrangement.

(c)  Excludes segregated assets.

--------------------------------------------------------------------------------
Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans decreased by $571 million, or 5%, at March 31, 1997, compared to March 31, 1996, primarily as a result of a decrease in money market loans and the $500 million insurance premium finance securitization. These decreases were partially offset by increases in corporate and institutional banking, as well as middle market lending and business banking. Commercial and financial loans represented 38% of the total loan portfolio at March 31, 1997, and 41% at March 31, 1996. At March 31, 1997, nonperforming domestic commercial and financial loans were .17% of total domestic commercial and financial loans, compared with .62% at March 31, 1996. This ratio has been less than 1% for 16 consecutive quarters.

Commercial real estate

The Corporation's $1,598 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are $399 million of loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of investment type real estate. The commercial real estate loan portfolio includes $63 million of loans acquired in the December 1992 Meritor retail office acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC. Domestic commercial real estate loans increased by $139 million, or 9%, at March 31, 1997, compared with March 31, 1996. The increase resulted primarily from new loan originations partially offset by paydowns and transfers to OREO. Domestic commercial real estate loans were 6% of total loans at March 31, 1997, up from 5% a year earlier. Nonperforming commercial real estate loans were .87% of total domestic commercial real estate loans at March 31, 1997, compared with 3.61% at March 31, 1996.

---------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS
                                                                     Balance at         Percent of
                                                                      March 31,         total loans
(in millions)                                                              1997         outstanding
---------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans                               $1,136                 4%
Owner-occupied loans                                                        399                 2
FDIC loss share loans                                                        63                 -
---------------------------------------------------------------------------------------------------
        Total                                                            $1,598                 6%
---------------------------------------------------------------------------------------------------

Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one-to-four family residential mortgages, fixed-term home equity loans and home equity revolving credit line loans. At March 31, 1997, this portfolio totaled $7,672 million, down 2% from $7,865 million at March 31, 1996. The $193 million decrease in this portfolio from March 31, 1996, primarily reflects a decrease in the one-to-four family residential mortgage warehouse portfolio.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans totaled $3.6 billion at March 31, 1997, essentially unchanged from March 31, 1996, as loan originations were primarily offset by loan sales and paydowns.

--------------------------------------------------------------------------------

Loans secured by one-to-four family residential mortgages decreased approximately $400 million to $1.7 billion and fixed-term home equity loans increased approximately $160 million to $1.8 billion. Home equity revolving credit line loans were $600 million at March 31, 1997, virtually unchanged from March 31, 1996. Nonperforming consumer mortgages were .68% and .67% of total consumer mortgages at March 31, 1997, and March 31, 1996, respectively.

Credit card

At March 31, 1997, credit card loans totaled $1,197 million, a $787 million, or 40%, decrease from March 31, 1996. This decrease primarily resulted from the AAA credit card sale and credit losses, partially offset by growth. Credit card loans are charged off after reaching 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 2.25% at March
31, 1997, compared with 1.21% at March 31, 1996. The creation of the accelerated resolution portfolio in December 1995 resulted in this ratio being reduced at March 31, 1996. In addition, the past-due ratio at March 31, 1997, reflects the change in the mix of the portfolio following the AAA sale. The CornerStone(SM) credit card portfolio was 48% of total credit cards at March 31, 1997, compared with 36% at March 31, 1996. The CornerStone(SM) credit card product has historically experienced a higher past-due ratio and a higher level of credit losses than the Corporation's other credit card loans. At March 31, 1997, the CornerStone(SM) portfolio totaled $574 million, compared with $631 million at December 31, 1996, and $720 million at March 31, 1996.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans and unsecured personal credit lines was $2,756 million at March 31, 1997, an increase of $205 million from March 31, 1996. This increase primarily reflected growth in the student loan portfolio. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans comprised approximately 58% of this portfolio at March 31, 1997.

Lease finance assets

Lease finance assets totaled $2,477 million at March 31, 1997, an increase of $1,612 million compared with March 31, 1996, resulting from the lease financing acquisitions. Lease finance assets represented 9% of the total loan portfolio at March 31, 1997, up from 3% at March 31, 1996. Nonperforming leases were .27% of total leases at March 31, 1997.

International loans

Loans to international borrowers totaled $1,307 million at March 31, 1997, up 25% from $1,044 at March 31, 1996, primarily due to increased activity with large corporate customers and foreign banks. There were no nonperforming international loans at March 31, 1997.

Assets held for accelerated resolution

In December 1995, the Corporation segregated $193 million of CornerStone(SM) credit card loans, which had a history of delinquency, into an accelerated resolution portfolio. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of this portfolio, which totaled $19 million at March 31, 1997, compared with $30 million at December 31, 1996, and $65 million at March 31, 1996. No revenue will be recorded on this portfolio until the net carrying value is recovered. This portfolio is in other assets on the Corporation's balance sheet.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
                                                                                                                  March 31,
(in millions)                                                                                               1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                                             $27,628  (a)      $23,046
Standby letters of credit and foreign guarantees                                                           3,793  (b)        3,600
Commercial letters of credit                                                                                  70                81
Residential mortgage loans serviced with recourse                                                            116               147
Custodian securities lent with indemnification
  against broker default of return of securities                                                          26,380            17,614
----------------------------------------------------------------------------------------------------------------------------------

(a) Approximately 25% of these commitments are scheduled to expire within one year, with an additional 61% scheduled to expire within five years.

(b)  Net of participations and cash collateral totaling $399 million.

CAPITAL
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA
(dollar amounts in millions,                                                MARCH 31,             Dec. 31,           March 31,
 except per share amounts)                                                       1997                 1996                1996
------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                                    $3,503               $3,456              $3,384
Common shareholders' equity to assets ratio                                      8.33%                8.11%               8.14%
Tangible common shareholders' equity                                           $2,289               $2,218              $2,450
Tangible common equity to assets ratio (a)                                       5.60%                5.36%               6.03%
Total shareholders' equity                                                     $3,696               $3,746              $3,819
Total shareholders' equity to assets ratio                                       8.79%                8.79%               9.19%
Tier I capital ratio                                                             8.74                 8.38                7.69
Total (Tier I plus Tier II) capital ratio                                       13.65                13.58               12.20
Leverage capital ratio                                                           8.75                 8.31                7.52
Book value per common share:
     Pre-stock split                                                           $27.19               $26.86              $25.55
     Post-stock split (b)                                                       13.60                13.43               12.78
Tangible book value per common share:
     Pre-stock split                                                            17.76                17.24               18.50
     Post-stock split (b)                                                        8.88                 8.62                9.25
Closing common stock price:
     Pre-stock split                                                            72.75                71.00               55.25
     Post-stock split (b)                                                      36.375                35.50              27.625
Market capitalization                                                           9,372                9,134               7,317
Common shares outstanding (000):
     Pre-stock split                                                          128,831              128,647             132,443
     Post-stock split (b)                                                     257,662              257,294             264,886
------------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

(b) Restated to reflect the two-for-one common stock split payable June 2, 1997.

-------------------------------------------------------------------------------

The increase in the Corporation's common shareholders' equity at March 31, 1997, compared with March 31, 1996, resulted from earnings retention, partially offset by net common stock repurchases. The decrease in total shareholders' equity from March 31, 1996, resulted from the December 1996 redemption of the $150 million Series I preferred stock and the February 1997 redemption of the $100 million Series J preferred stock. The quarter's net income applicable to common stock included an additional $3 million charge, or $.03 per share, on a pre-stock split basis, for issue costs recorded as preferred stock dividends in connection with the redemption of the Series J preferred stock.

COMMON SHARES OUTSTANDING
------------------------------------------------------------------------------

                                                                                                 FIRST QUARTER         Full Year
(in millions)                                                                                             1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                                             128.6             137.2
Shares issued for stock-based benefit plans and dividend reinvestment plan                                 1.0               2.2
Shares repurchased                                                                                         (.8)            (10.8)
---------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                                         128.8             128.6
--------------------------------------------------------------------------------------------------------------------------------

During the first quarter of 1997, the Corporation repurchased approximately .8 million shares of common stock. Since the beginning of 1996, the Corporation has repurchased 11.6 million common shares. At March 31, 1997, approximately
1.5 million shares remain available for repurchase under a 5 million share repurchase program authorized by the board of directors in May 1996. In addition, the Corporation has authorized the repurchase of a number of common shares, up to the number that will be issued in connection with the acquisitions of Buck and 1st Business Bank.

--------------------------------------------------------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                                                                         March 31,
(dollar amounts in millions)                                                                            1997                1996
--------------------------------------------------------------------------------------------------------------------------------
Tier I capital:

   Common shareholders' equity (a)                                                                   $ 3,541             $ 3,407
   Trust-preferred securities (b)                                                                        988                   -
   Qualifying preferred stock                                                                            193                 435
   Other items                                                                                            (9)                 (9)
   Goodwill and certain other intangibles                                                             (1,132)               (831)
--------------------------------------------------------------------------------------------------------------------------------
         Total Tier I capital                                                                          3,581               3,002
Tier II capital                                                                                        2,013               1,762
--------------------------------------------------------------------------------------------------------------------------------
         Total qualifying capital                                                                    $ 5,594             $ 4,764
--------------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:

   On-balance-sheet                                                                                  $27,666             $27,050
   Off-balance-sheet                                                                                  13,325              11,989
--------------------------------------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                                                                  $40,991             $39,039
--------------------------------------------------------------------------------------------------------------------------------
Average assets-leverage capital basis                                                                $40,944             $39,923
--------------------------------------------------------------------------------------------------------------------------------
Tier I capital ratio (c)                                                                                8.74%               7.69%
Total capital ratio (c)                                                                                13.65               12.20
Leverage capital ratio (c)                                                                              8.75                7.52
--------------------------------------------------------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $38 million and $23 million of unrealized losses, net of tax, on assets classified as available for sale at March 31, 1997 and 1996, respectively, have been excluded.

(b) The amount of trust-preferred securities that qualifies as Tier I capital is subject to the same regulatory limit of 25% of total Tier I capital that is applied to cumulative perpetual preferred stocks.

(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively, while the ratios required to maintain well-capitalized status are 6%, 10% and 5%, respectively.

--------------------------------------------------------------------------------

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

Federal regulators use a capital-based supervisory system for all insured financial institutions. If a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well-capitalized to critically undercapitalized. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at March 31, 1997. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

The increase in the Corporation's regulatory capital ratios, compared with March 31, 1996, reflects the issuance of $1 billion of trust-preferred securities in December 1996 following the decision by the Federal Reserve that accorded these securities Tier I capital status. The ability to apply Tier I capital treatment, as well as to deduct the expense for income tax purposes, provided the Corporation with a cost-effective way to raise capital for regulatory purposes. The trust-preferred securities are not included as a component of total shareholders' equity on the Corporation's balance sheet.

During the third quarter of 1996, the regulatory agencies adopted a proposal to incorporate market risk into the risk-based capital guidelines. This amendment requires any bank or bank holding company whose trading activity is the lesser of 10% or more of its total assets, or $1 billion or greater, to measure its exposure to market risk using its own internal value-at-risk model and to hold capital in support of that exposure. This amendment was effective January 1, 1997, with mandatory compliance by January 1, 1998. The Corporation anticipates that this requirement will have a minimal impact on its risk-based capital ratios.

When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing assets and purchased credit card relationships.

---------------------------------------------------------------------------
                               MARCH 31,         Dec. 31,         March 31,
(in millions)                       1997             1996              1996
---------------------------------------------------------------------------
Goodwill                          $1,097           $1,110              $775
---------------------------------------------------------------------------

The $322 million increase in goodwill at March 31, 1997, compared with March 31, 1996, resulted from a $296 million increase related to the Mellon US Leasing acquisition and an $84 million increase related to the Mellon First United Leasing acquisition, offset by $61 million of amortization. Based upon the current level and amortization schedule, the annual amortization of goodwill over the next 12 months is expected to be approximately $68 million. The annual amortization of goodwill for the full years 1998 through 2000 is expected to be approximately $68 million and decrease to approximately $65 million in 2001 and $63 million in 2002. The after-tax impact of the annual amortization of goodwill for the full years 1998 through 2000 is expected to be approximately $57 million and decrease to approximately $54 million in 2001 and approximately $52 million in 2002. The levels of goodwill and purchased core deposit intangibles are expected to increase by approximately $350 million following the acquisitions of Buck and 1st Business Corporation.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Purchased core deposit intangibles                                                         $ 82             $ 88              $105
Covenants not to compete                                                                      2                6                17
Other identified intangibles                                                                 33               34                37
----------------------------------------------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles                                                    $117             $128              $159
----------------------------------------------------------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from March 31, 1996, resulted from amortization. Based upon the current level and amortization schedule, the amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $27 million. The annual amortization of purchased core deposit and other identified intangibles for the full years 1998 through 2002 is expected to be approximately $26 million, $26 million, $14 million, $8 million and $6 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1998 through 2002 is anticipated to be approximately $17 million, $17 million, $9 million, $5 million and $4 million, respectively.

                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets                                                                  $822             $745              $614
Purchased credit card relationships                                                          27               29                87
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships                                                 $849             $774              $701
----------------------------------------------------------------------------------------------------------------------------------

The Corporation capitalized $96 million and $56 million in the first quarters of 1997 and 1996, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $27 million and $25 million in the first quarters of 1997 and 1996, respectively. The estimated fair value of capitalized mortgage servicing assets was $944 million at March 31, 1997. The $60 million decrease in purchased credit card relationships from March 31, 1996, resulted from the AAA credit card sale in November 1996 and amortization.

In June 1996, the Financial Accounting Standards Board issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 establishes the criteria for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 supersedes several accounting standards including FAS No. 122, "Accounting for Mortgage Servicing Rights." This standard was effective for transactions that occurred after December 31, 1996. Adoption of this statement was immaterial to the Corporation's financial position and results of operations.

LIQUIDITY AND DIVIDENDS
-------------------------------------------------------------------------------

The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The Corporation also has a $300 million revolving credit agreement, with more than three years remaining until maturity, and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $69 million during the first quarter of 1997 to $2,915 million at March 31, 1997. The increase reflected $830 million of net cash provided by investing activities and $20 million of net cash provided by operating activities, partially offset by $786 million of net cash used in financing activities. Net cash provided by investing activities principally reflected a decrease in securities available for sale and proceeds from the sale of loan portfolios, partially offset by loan growth. Net cash used in financing activities primarily reflected decreases in customer deposits, partially offset by an increase in short-term borrowings.

On February 18, 1997, the Corporation redeemed the $100 million Series J preferred stock at a redemption price of $25 per share plus accrued dividends. Contractual maturities of parent term debt totaled $5 million in the first quarter of 1997 and will total $200 million in the remainder of 1997, all of which is due in December 1997.

At March 31, 1997, the Corporation's senior debt and Mellon Bank, N.A.'s subordinated debt were rated "A2" by Moody's and "A" by Standard & Poor's. In the first quarter of 1997, Thomson Bank Watch, Inc. credit rating agency upgraded Mellon Bank Corporation's senior debt and Mellon Bank, N.A.'s subordinated debt to AA-.

On April 15, 1997, the Corporation announced a 10% increase in the quarterly common stock dividend to $.66 per common share, on a pre-stock split basis. On a post-stock split basis, the Corporation's quarterly dividend will be $.33 per common share. The increased common dividend is payable May 15, 1997, to shareholders of record at the close of business on April 30, 1997. This is the sixth quarterly common dividend increase that the Corporation has announced in the last three years, resulting in a total common dividend per share increase of 161%. The Corporation paid $77 million in common stock dividends in the first quarter of 1997, compared with $75 million in the prior-year period. In addition, the Corporation paid $6 million in preferred stock dividends during the first quarter of 1997 and recorded $3 million of issue costs, or $.03 per share on a pre-stock split basis, as preferred stock dividends in connection with the redemption of the Series J preferred stock. The Corporation is currently targeting a common dividend payout ratio of approximately 45%. The common dividend payout ratio was 43% in the first quarter of 1997, compared with 44% in the first quarter of 1996. On a tangible earnings per common share basis, the common dividend payout ratio was 38% in the first quarter of 1997 and 40% in the first quarter of 1996. Based upon shares outstanding at March 31, 1997, and the new quarterly common dividend rate of $.66 per share, annualized dividend requirements for the common and preferred stock are expected to be approximately $355 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation's 1996 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 1997, of approximately $410 million, less any dividends declared and plus or

-------------------------------------------------------------------------------

minus net profits or losses, as defined, between April 1, 1997, and the date of any such dividend declaration. The national bank subsidiaries declared dividends to the parent Corporation of $50 million in the first quarter of 1997, $400 million in 1996 and $501 million in 1995. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $11 million in the first quarter of 1997, $21 million in 1996 and $30 million in 1995. In addition, Mellon Bank, N.A. and The Boston Company returned $200 million and $150 million, respectively, of capital to the parent Corporation in 1996.

INTEREST RATE SENSITIVITY ANALYSIS
-------------------------------------------------------------------------------

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

Modeling techniques that are used to estimate the impact of changes in interest rates on the net interest margin are a more relevant method of measuring interest rate risk than the less sophisticated interest rate sensitivity gap table shown on page 29. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers have migrated from lower cost deposit products to higher cost products. Also, customers may choose to refinance fixed rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial options may cause actual results to differ from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 46 of the 1996 Annual Report on Form 10-K.

The table below illustrates the simulation analysis of the impact of a 50, 100 or 200 basis point upward or downward movement in interest rates on net interest revenue, return on common shareholders' equity and earnings per share. This analysis was done assuming that interest-earning asset levels at March 31, 1997, remained constant, that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the March 31, 1997, levels and remaining at those levels thereafter.



--------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                   Movements in interest rates from March 31, 1997 rates
--------------------------------------------------------------------------------------------------------------------------------
                                                                         Increase                           Decrease
Simulated impact in the next 12 months                        -------------------------------      -----------------------------
compared with March 31, 1997:                                 +50bp       +100bp       +200bp      -50bp     -100bp       -200bp
                                                              -------------------------------      -----------------------------
Net interest revenue increase/(decrease)                       (.6)%       (1.2)%       (2.8)%        .5%        .9%         1.1%
Return on common equity increase/(decrease)                    (15) bp      (33) bp      (75) bp      14 bp      23 bp        29 bp
Earnings per share increase/(decrease)                       $(.04)       $(.09)       $(.20)       $.04       $.06         $.08
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The anticipated impact on net interest revenue under the 50, 100 and 200 basis point increase scenarios and the increase in net interest revenue under the 50, 100 and 200 basis point decrease scenarios are consistent with the Corporation's cumulative liability sensitive gap position at the one-year repricing period as shown in the interest rate sensitivity gap table on page 29.

The interest rate sensitivity gap table shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at March 31, 1997. The data are based on contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. At March 31, 1997, the Corporation had a liability sensitive interest rate risk position at the one-year repricing period. Generally, a liability sensitive gap indicates that rising interest rates could negatively affect net interest revenue, and falling rates could positively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: U.S. government and federal agency securities, municipal securities, mortgage-backed securities, fixed rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive $3.8 billion, or 8.9% of total assets, at March 31, 1997. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $4.0 billion in this cumulative asset-sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to a liability-sensitive amount of $.2 billion, or .6% of total assets. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of $4.0 billion to accomplish this objective. Correspondingly, the Corporation also would have had to acquire a comparable amount of wholesale funds to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP AT MARCH 31, 1997
                                                                        Repricing period
                                                        ---------------------------------------------------------
                                                        0-30        31-90         91-180    181-365        Over 1
(dollar amounts in millions)                            days         days           days       days          year            Total
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                              $ 9,221      $ 9,140       $3,230       $2,192       $10,393          $34,176
Funds supporting
  interest-earning assets                            $ 7,415      $ 7,520       $2,360       $2,738       $14,143          $34,176
----------------------------------------------------------------------------------------------------------------------------------
       Subtotal                                      $ 1,806      $ 1,620       $  870       $ (546)      $(3,750)         $    -

Off-balance-sheet instruments                        $(1,625)     $(2,275)      $  (85)      $  (13)      $ 3,998          $     -
----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                        $   181      $  (655)      $  785       $ (559)      $   248          $     -
----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                       $   181      $  (474)      $  311       $ (248)      $     -          $     -
----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets                                         .4%        (1.1)%         .7%         (.6)%
----------------------------------------------------------------------------------------------------------------------------------

Note: Repricing periods are based upon contractual maturities, where applicable, as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment, repricing and withdrawal patterns of certain assets and liabilities.

Off-balance-sheet risk

The Corporation offers off-balance-sheet financial instruments to enable its customers to meet their financing objectives and manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with an ongoing source of fee revenue. The Corporation also enters into these transactions to manage its own risks arising from movements in interest and currency rates and as part of its proprietary trading and funding activities. These off-balance-sheet instruments are subject to credit and market risk. Credit risk is limited to the estimated aggregate replacement cost of contracts in a gain position should counterparties fail to perform under the terms of those contracts and any underlying collateral proves to be of no value. The Corporation manages credit risk by dealing only with approved counterparties under specific credit limits and by monitoring the amount of outstanding contracts by customer and in the aggregate against such limits. Counterparty limits are monitored on an ongoing basis. Credit risk is often further mitigated by contractual agreements to net replacement cost gains and losses on multiple transactions with the same counterparty through the use of master netting agreements. Market risk arises from changes in the market value of contracts as a result of the fluctuations in interest and currency rates. The Corporation limits its exposure to market risk by entering into generally matching or offsetting positions and by establishing and monitoring limits on unmatched positions. Position limits are set by the Finance Committee and approved by the Office of The Chairman and the Executive Committee of the board of directors. Portfolio outstandings are monitored against such limits by senior managers and compliance staff independent of line areas.

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

--------------------------------------------------------------------------------

Generic swaps involve the exchange of fixed and variable interest rates based on underlying contractual notional amounts. Index amortizing swaps involve the exchange of fixed and variable interest rates; however, their notional amount and maturities vary based on certain underlying indices. Callable swaps are generic swaps with a call option at the option of the counterparty. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table below. Additional information regarding these contracts is presented in note 23 in the Corporation's 1996 Annual Report on Form 10-K.


----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                         March 31,
(notional amounts in millions)                 1997         1998         1999         2000          2001        2002+         1997
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount                           $ 199       $   22       $    -       $    -          $  -       $  400       $  621
    Weighted average rate:
      Receive                                 6.03%        4.78%            -            -             -        6.32%        6.17%
      Pay                                     5.35%        4.72%            -            -             -        5.64%        5.51%

Receive fixed/pay floating
 indexed amortizing swaps: (b)
    Notional value                            $  88       $  674       $1,638       $   85          $ 80       $ 492        $3,057
    Weighted average rate:
      Receive                                 7.03%        5.95%        5.69%        7.14%         7.14%        7.13%        6.10%
      Pay                                     5.57%        5.59%        5.54%        5.56%         5.56%        5.56%        5.56%

Receive fixed/pay floating
 callable swaps: (c)
    Notional value                            $   -       $    -       $    -       $    -          $  -       $1,050       $1,050
    Weighted average rate:
      Receive                                     -            -            -            -             -        6.88%        6.88%
      Pay                                         -            -            -            -             -        5.51%        5.51%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount                            $102       $  415       $  202       $    -          $  -       $   15       $  734
    Weighted average rate:
      Receive                                 5.68%        5.40%        5.65%            -             -        5.67%        5.52%
      Pay                                     6.28%        6.05%        6.20%            -             -        6.63%        6.14%

Other products (d)                            $  80       $    -       $    -       $   40          $ 15       $    -       $  135
----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                  $ 469       $1,111       $1,840       $  125          $ 95       $1,957       $5,597
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

(c) Callable swaps notional amounts are not based on interest rate indices. Callable swaps lives are subject to call options in August 1998, November 1998 and February 1999, at the option of the counterparty. If after a specified time period the call options are not exercised, the swaps will remain outstanding until their contractual maturity date. Contractual maturity dates are shown in the table above.

(d)  Average rates are not meaningful for these products.

-------------------------------------------------------------------------------

The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $5.6 billion at March 31, 1997, an increase of $.7 billion from $4.9 billion at December 31, 1996. This gross notional amount, which is presented in the table on the previous page, must be viewed in the context of the Corporation's overall interest rate risk management activities to assess its impact on the net interest margin. As discussed on page 28, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $3.8 billion, before the utilization of these instruments, to a cumulative one-year liability-sensitive position of $.2 billion at March 31, 1997.

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying rate-sensitive instruments.

-----------------------------------------------------------------------------------
                                                                     March 31,
(in millions)                                                   1997           1996
-----------------------------------------------------------------------------------
Instruments associated with deposits                          $3,506         $4,341
Instruments associated with other liabilities                    421            420
Instruments associated with loans                              1,670            819
-----------------------------------------------------------------------------------
     Total notional amount                                    $5,597         $5,580
-----------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $6 million and $5 million in the first quarter of 1997 and 1996, respectively.

In response to tactical asset/liability management considerations, the Corporation terminated $200 million of pay fixed-rate generic interest rate swaps in the first quarter of 1997. These terminations resulted in a net deferred loss of less than $1 million. This loss will be amortized over the two years remaining on the original hedge. The Corporation amortized $1 million of termination gains into net interest revenue in the first quarter of 1997, resulting from terminations in 1996.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at March 31, 1997, was a negative $118 million, compared with a negative $64 million at December 31, 1996. This increase was consistent with the increase in interest rates during the first quarter of 1997, which had the corresponding effect of increasing the fair value of on-balance sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST RATE
RISK MANAGEMENT PURPOSES (a)
---------------------------------------------------------------------------------------------------
                                                                                    March 31,
(notional amounts in millions)                                                1997             1996
---------------------------------------------------------------------------------------------------
Interest rate agreements:
     Interest rate swaps                                                    $5,462           $5,221
     Options, caps and floors purchased (b)                                     55              344
     Futures contracts                                                          80                8
     Forward rate agreements                                                     -                7
Other products                                                                  99               89
---------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with interest rate agreements was $8 million at March 31, 1997, and March 31, 1996.

(b)  At March 31, 1997 and 1996, there were no options, caps or floors written.

--------------------------------------------------------------------------------

Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps and interest rate caps and floors, to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments, as well as futures and forward contracts, in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the first quarter of 1997, the Corporation recorded $23 million of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $20 million in the first quarter of 1996. The total notional values of these contracts were $40 billion at March 31, 1997, and $35 billion at March 31, 1996, and are included on the off-balance-sheet instruments used for trading activities table below.

The Corporation has established trading limits and related monitoring procedures to control trading risk. These limits are approved by the Office of The Chairman and reviewed by the Executive Committee of the board of directors. All limits are monitored for compliance by departmental compliance staff and by the Corporation's Internal Audit Department. Exceptions to limits would be reported to the Office of The Chairman and, in certain instances, to the Audit Committee of the board of directors.

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities was less than $2 million at March 31, 1997.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
-----------------------------------------------------------------------------------------------------------
                                                                                            March 31,
(notional amounts in millions)                                                       1997              1996
-----------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                                      $13,303           $12,072
     Commitments to sell                                                           13,385            12,116
Foreign currency and other option contracts written                                   779               313
Foreign currency and other option contracts purchased                                 863               353
Interest rate agreements:
     Interest rate swaps                                                            6,338             6,007
     Options, caps and floors purchased                                             2,006             1,705
     Options, caps and floors written                                               2,168             1,555
     Futures and forward contracts                                                  1,521             1,334
-----------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $487 million at March 31, 1997, and $368 million at March 31, 1996.

NONPERFORMING ASSETS
--------------------------------------------------------------------------------

                                                                    MARCH 31,     Dec. 31,     Sept. 30,     June 30,    March 31,
(dollar amounts in millions)                                             1997         1996          1996         1996         1996
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                     $  95        $  94          $131         $130         $177
Acquired property, net of the OREO reserve                                 75           80            78           73           73
----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets (a)                                      $170         $174          $209         $203         $250
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                       .35%         .35%          .46%         .47%         .66%
Total nonperforming assets as a percentage of
  total loans and net acquired property                                  .62%         .63%          .74%         .74%         .93%
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming assets do not include the $4 million of segregated assets, net of reserves, acquired in the December 1992 Meritor retail office acquisition. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more, but are not on nonaccrual status because they are well-secured and in the process of collection. Past-due consumer loans, excluding consumer mortgages, are generally not classified as nonaccrual, but are charged off on a formula basis upon reaching various stages of delinquency. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1996 Annual Report on Form 10-K.

At March 31, 1997, nonperforming assets totaled $170 million, a decrease of $4 million from December 31, 1996. This decrease reflects a reduction in OREO and nonaccrual commercial and financial loans partially offset by an increase in other consumer credit. Nonperforming assets decreased $80 million, or 32%, compared with March 31, 1996, primarily as a result of the repayment of commercial real estate loans and the resolution of commercial loans made to an engineering/construction company as well as other repayments, credit losses and returns to accrual status. The ratio of nonperforming assets to total loans and net acquired property was .62% at March 31, 1997, the lowest level in the Corporation's recent history, compared with .63% at December 31, 1996, and .93% at March 31, 1996. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for 11 consecutive quarters.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS (a)                                          MARCH 31,     Dec. 31,     Sept. 30,     June 30,    March 31,
(dollar amounts in millions)                                           1997         1996          1996         1996         1996
--------------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                            $  18        $  21         $  30        $  27        $  69
  Commercial real estate                                                 14           16            34           39           52
  Consumer credit:
     Consumer mortgage                                                   52           50            52           58           53
     Other consumer credit                                                5            1             1            1            2
  Lease finance assets                                                    6            6            14            4            -
--------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                                          95           94           131          129          176
Restructured commercial real estate loans                                 -            -             -            1            1
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (b)                                   95           94           131          130          177
--------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                                   80           86            88           84           86
  Reserve for real estate acquired                                       (9)         (10)          (10)         (11)         (13)
---------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                                        71           76            78           73           73
  Other assets acquired                                                   4            4             -            -            -
--------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                                         75           80            78           73           73
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                    $170         $174          $209         $203         $250
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective loan portfolio segments:
     Domestic commercial and financial loans                            .17%         .21%          .28%         .24%         .62%
     Domestic commercial real estate loans                              .87         1.03          2.15         2.48         3.61
     Domestic consumer mortgage loans                                   .68          .65           .68          .73          .67
     Domestic lease finance assets                                      .27          .23           .62          .38            -
     Total loans                                                        .35          .35           .46          .47          .66
Nonperforming assets as a percentage of
  total loans and net acquired property                                 .62          .63           .74          .74          .93
--------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.

(b) Includes $17 million, $13 million, $49 million, $51 million and $104 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED MARCH 31 (a)

                                                               Domestic
                                   --------------------------------------------------------------
                                                                                            Lease                    Total
                                   Commercial       Commercial           Consumer         Finance              -----------------
(in millions)                     & Financial      Real Estate            Credit           Assets              1997         1996
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
beginning of period                         $21            $16               $51               $6               $94         $167
  Additions                                  48              3                13                2                66           53
  Payments (b)                              (42)            (1)               (3)               -               (46)         (11)
  Return to accrual status                    -             (3)               (2)              (2)               (7)         (11)
  Credit losses                              (9)            (1)                -                -               (10)         (18)
  Transfers to acquired property              -              -                (2)               -                (2)          (3)
--------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at March 31             $18            $14               $57               $6               $95         $177
--------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA (a)                                            March 31,
(dollar amounts in millions)                                               1997              1996
-------------------------------------------------------------------------------------------------
Book balance                                                               $ 95              $177
Contractual balance of nonperforming loans                                  111               224
Book balance as a percentage of contractual balance                         86%               79%
Year-to-date interest receipts applied to reduce principal                 $  -              $  1
Year-to-date interest receipts recognized in interest revenue                 3                 3
-------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

A loan is considered impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation's 1996 Annual Report on Form 10-K.

--------------------------------------------------------------------------------------
IMPAIRED LOANS                                                   Three months ended
                                                                       March 31,
(dollar amounts in millions)                                    1997              1996
--------------------------------------------------------------------------------------
Impaired loans (a)                                              $ 32              $122
Average impaired loans                                            49               113
Interest revenue recognized on impaired loans (b)                  2                 3
--------------------------------------------------------------------------------------

(a) Includes $4 million and $61 million of impaired loans with a related impairment reserve of $1 million and $23 million at March 31, 1997 and March 31, 1996, respectively.

(b) All income was recognized using the cash basis method of income recognition.

Acquired property totaled $75 million at March 31, 1997, $80 million at December 31, 1996, and $73 million at March 31, 1996.

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                                                                Three months ended
                                                                                                                 March 31,
 (in millions)                                                                                            1997              1996
--------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                                                       $76               $69
Foreclosures                                                                                                 3                 4
Sales                                                                                                       (8)               (4)
Write-downs, losses, OREO provision and other                                                                -                 4
--------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                                                              71                73
Other acquired assets                                                                                        4                 -
--------------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve (a)                                                  $75               $73
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

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                       Three months ended
                                                                                      March 31,
(in millions)                                                                  1997              1996
-----------------------------------------------------------------------------------------------------
Beginning balance                                                               $10               $18
Write-downs on real estate acquired                                               -                (1)
Provision                                                                        (1)               (4)
------------------------------------------------------------------------------------------------------
Ending balance                                                                  $ 9               $13
-----------------------------------------------------------------------------------------------------


The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.

----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                            MARCH 31,       Dec. 31,      Sept. 30,        June 30,      March 31,
(dollar amounts in millions)                                   1997           1996           1996            1996           1996
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                   $  37          $  35          $  35            $ 35          $  36
     Ratio (a)                                                  .48%           .45%           .45%            .44%           .46%
   Credit card (b)                                               27             29             38              35             24
     Ratio (a)                                                 2.25%          2.24%          1.84%           1.64%          1.21%
   Student - government guaranteed                               40             47             50              30             37
     Ratio (a)                                                 2.52%          3.01%          3.23%           2.00%          2.53%
   Other consumer                                                 1              2              1               1              1
     Ratio (a)                                                  .13%           .18%           .13%            .13%           .13%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                          105            113            124             101             98
          Ratio (a)                                             .91%           .97%          1.00%            .80%           .79%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (c)                                                   12             10              8               7              7
--------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                   $117           $123           $132            $108          $ 105
--------------------------------------------------------------------------------------------------------------------------------

(a)  90 days past due as a percentage of quarter-end loan balances.

(b) Excludes past due CornerStone(SM) credit card loans included in the accelerated resolution portfolio.

(c)  Includes lease finance assets.

CONSOLIDATED BALANCE SHEET

Mellon Bank Corporation (and its subsidiaries)
--------------------------------------------------------------------------------

                                                                                      MARCH 31,          Dec. 31,      March 31,
                (dollar amounts in millions)                                               1997              1996           1996
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                                $  2,915          $  2,846       $  2,749
                Interest-bearing deposits with banks                                        614               419            623
                Federal funds sold and securities under resale agreements                   197               460            757
                Other money market investments                                               48               113            155
                Trading account securities                                                  110                84            168
                Securities available for sale                                             3,376             4,111          3,164
                Investment securities (approximate fair value
                  of $2,274, $2,365 and $2,608)                                           2,306             2,375          2,628
                Loans, net of unearned discount of $50, $57 and $57                      27,525            27,393         26,857
                Reserve for credit losses                                                  (518)             (525)          (468)
                                                                                       ---------        ----------        -------
                       Net loans                                                         27,007            26,868         26,389
                Customers' acceptance liability                                             265               238            232
                Premises and equipment                                                      572               569            555
                Goodwill and other intangibles                                            1,214             1,238            934
                Mortgage servicing assets and purchased
                  credit card relationships                                                 849               774            701
                Acquired property, net of reserves of $9, $10 and $13                        75                80             73
                Other assets                                                              2,520             2,421          2,454
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                                     $42,068           $42,596        $41,582
--------------------------------------------------------------------------------------------------------------------------------

Liabilities     Noninterest-bearing deposits in domestic offices                        $ 8,371          $  8,692       $  7,978
                Interest-bearing deposits in domestic offices                            18,887            19,965         18,594
                Interest-bearing deposits in foreign offices                              2,678             2,717          3,326
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                                    29,936            31,374         29,898
                Federal funds purchased and securities under
                  repurchase agreements                                                   1,368               742          1,865
                U.S. Treasury tax and loan demand notes                                     730               474            321
                Term federal funds purchased                                                580               481            643
                Commercial paper                                                             50               122            187
                Short-term bank notes                                                        35               135            788
                Other funds borrowed                                                        367               293            359
                Acceptances outstanding                                                     265               238            232
                Other liabilities                                                         1,539             1,483          1,498
                Notes and debentures (with original maturities over one year)             2,512             2,518          1,972
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                                 37,382            37,860         37,763
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests
preferred         in Corporation's junior subordinated
securities        deferrable interest debentures                                            990               990              -
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                             193               290            435
equity (a)      Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 200,000,000 shares
                    Issued -  147,165,480 shares                                             74                74             74
                Additional paid-in capital                                                1,875             1,866          1,854
                Retained earnings                                                         2,569             2,480          2,207
                Net unrealized loss on assets available for sale, net of tax                (38)               (1)           (23)
                Treasury stock of  18,334,060; 18,518,290; and 14,722,287 shares, at cost  (977)             (963)          (728)
                -----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                                  3,503             3,456          3,384
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                                         3,696             3,746          3,819
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities
                         and shareholders' equity                                       $42,068           $42,596        $41,582
                ----------------------------------------------------------------------------------------------------------------

                (a) Shareholders' equity at March 31, 1997, does not reflect the two-for-one stock split payable on June 2, 1997.

                See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT

Mellon Bank Corporation (and its subsidiaries)
--------------------------------------------------------------------------------

                                                                                                                       ---------
                                                                                                                       MARCH 31,
(in millions, except per share amounts)                                                                                     1997
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue    Interest and fees on loans (loan fees of $17, $24, $24, $24 and $24)                                    $553
                    Interest-bearing deposits with banks                                                                       7
                    Federal funds sold and securities under resale agreements                                                  5
                    Other money market investments                                                                             1
                    Trading account securities                                                                                 2
                    Securities                                                                                                99
                    ------------------------------------------------------------------------------------------------------------
                        Total interest revenue                                                                               667
--------------------------------------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                                             181
                    Deposits in foreign offices                                                                               34
                    Federal funds purchased and securities under repurchase agreements                                        18
                    Other short-term borrowings                                                                               20
                    Notes and debentures                                                                                      44
                    ------------------------------------------------------------------------------------------------------------
                         Total interest expense                                                                              297
--------------------------------------------------------------------------------------------------------------------------------
Net interest             Net interest revenue                                                                                370
revenue             Provision for credit losses                                                                               25
                    ------------------------------------------------------------------------------------------------------------
                         Net interest revenue after provision for losses                                                     345
--------------------------------------------------------------------------------------------------------------------------------
Noninterest         Trust and investment management fees                                                                     266
revenue             Cash management and deposit transaction charges                                                           56
                    Mortgage servicing fees                                                                                   51
                    Foreign currency and securities trading                                                                   25
                    Credit card fees                                                                                          24
                    Information services fees                                                                                 13
                    Gain on sale of credit card portfolio                                                                      -
                    Other income                                                                                             101
                    ------------------------------------------------------------------------------------------------------------
                         Total fee revenue                                                                                   536
                    Gains on sales of securities                                                                               -
                    ------------------------------------------------------------------------------------------------------------
                         Total noninterest revenue                                                                           536
--------------------------------------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                                            268
expense             Net occupancy expense                                                                                     52
                    Professional, legal and other purchased services                                                          46
                    Business development                                                                                      37
                    Equipment expense                                                                                         36
                    Amortization of mortgage servicing assets and purchased credit card relationships                         28
                    Amortization of goodwill and other intangible assets                                                      27
                    Communications expense                                                                                    26
                    Other expense                                                                                             45
                    Trust-preferred securities expense                                                                        20
                    Net revenue from acquired property                                                                        (3)
                    -------------------------------------------------------------------------------------------------------------
                         Total operating expense                                                                             582
--------------------------------------------------------------------------------------------------------------------------------
Income              Income before income taxes                                                                               299
                    Provision for income taxes                                                                               108
                    ------------------------------------------------------------------------------------------------------------
                         Net income                                                                                          191
                    Dividends on preferred stock                                                                               9
                    ------------------------------------------------------------------------------------------------------------
                         Net income applicable to common stock                                                              $182
--------------------------------------------------------------------------------------------------------------------------------
Per common          Primary net income:
share                    Pre-stock split                                                                                   $1.38
                         Post-stock split (a)                                                                                .69
                    Fully diluted net income:
                         Pre-stock split                                                                                   $1.38
                         Post-stock split (a)                                                                                .69
                    ------------------------------------------------------------------------------------------------------------

                    (a) Per common share amounts have been restated to reflect the two-for-one common stock split payable June 2, 1997.

                    See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended
--------------------------------------------------------------------------------------------------------------------------------
                  Dec. 31,                         Sept. 30,                           June 30,                        March 31,
                     1996                               1996                               1996                             1996
--------------------------------------------------------------------------------------------------------------------------------
                     $579                               $558                               $550                             $566
                        8                                  9                                 10                                9
                        7                                 10                                  7                                6
                        1                                  3                                  1                                2
                        1                                  2                                  2                                2
                      103                                108                                107                               88
--------------------------------------------------------------------------------------------------------------------------------
                      699                                690                                677                              673
--------------------------------------------------------------------------------------------------------------------------------
                      197                                180                                165                              167
                       43                                 49                                 51                               51
                       20                                 21                                 26                               27
                       24                                 31                                 29                               37
                       44                                 37                                 34                               28
--------------------------------------------------------------------------------------------------------------------------------
                      328                                318                                305                              310
--------------------------------------------------------------------------------------------------------------------------------
                      371                                372                                372                              363
                       80                                 25                                 25                               25
--------------------------------------------------------------------------------------------------------------------------------
                      291                                347                                347                              338
--------------------------------------------------------------------------------------------------------------------------------
                      259                                246                                248                              241
                       56                                 54                                 52                               49
                       49                                 46                                 44                               41
                       19                                 20                                 20                               21
                       28                                 29                                 30                               33
                       16                                 14                                 11                                9
                       57                                  -                                  -                                -
                       82                                 67                                 69                              109
--------------------------------------------------------------------------------------------------------------------------------
                      566                                476                                474                              503
                        3                                  -                                  -                                1
--------------------------------------------------------------------------------------------------------------------------------
                      569                                476                                474                              504
--------------------------------------------------------------------------------------------------------------------------------
                      267                                256                                255                              277
                       49                                 50                                 50                               56
                       50                                 48                                 50                               47
                       34                                 35                                 35                               33
                       39                                 35                                 36                               35
                       25                                 27                                 27                               28
                       27                                 24                                 24                               25
                       25                                 24                                 24                               23
                       43                                 38                                 40                               44
                        3                                  -                                  -                                -
                       (3)                                (1)                                (1)                              (8)
---------------------------------------------------------------------------------------------------------------------------------
                      559                                536                                540                              560
--------------------------------------------------------------------------------------------------------------------------------
                      301                                287                                281                              282
                      107                                106                                102                              103
--------------------------------------------------------------------------------------------------------------------------------
                      194                                181                                179                              179
                       15                                  9                                 10                               10
--------------------------------------------------------------------------------------------------------------------------------
                     $179                               $172                               $169                             $169
--------------------------------------------------------------------------------------------------------------------------------

                    $1.36                              $1.31                              $1.26                            $1.24
                      .68                                .66                                .63                              .62

                    $1.34                              $1.31                              $1.26                            $1.24
                      .67                                .66                                .63                              .62
--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
-------------------------------------------------------------------------------

                                                                                                           Three months ended
                                                                                                                 March 31,
                           (in millions)                                                                  1997              1996
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM            Net income                                                                     $191              $179
OPERATING ACTIVITIES       Adjustments to reconcile net income to net cash
                            provided by (used in) operating activities:
                             Amortization of goodwill and other intangible assets                           27                25
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                          28                28
                             Depreciation and other amortization                                            26                25
                             Deferred income tax expense                                                    21                10
                             Provision for credit losses                                                    25                25
                             Provision for real estate acquired and other losses                             -                (4)
                             Net gains on dispositions of acquired property                                 (3)               (3)
                             Net decrease in accrued interest receivable                                     3                 2
                             Net increase in trading account securities                                    (24)             (104)
                             Net (decrease) increase in accrued interest payable,
                               net of amounts prepaid                                                      (14)                3
                             Net increase in residential mortgages held for sale                           (85)              (34)
                             Net decrease in other operating activities                                   (175)             (200)
                             ----------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) operating activities                       20               (48)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM            Net increase in term deposits and other money
INVESTING ACTIVITIES         market investments                                                           (130)             (143)
                           Net decrease (increase) in federal funds sold and securities
                             under resale agreements                                                       263              (532)
                           Funds invested in securities available for sale                              (2,340)             (626)
                           Proceeds from sales of securities available for sale                            909               241
                           Proceeds from maturities of securities available for sale                     2,126               181
                           Funds invested in investment securities                                          (3)             (204)
                           Proceeds from maturities of investment securities                                72                94
                           Net decrease (increase) in credit card receivables                               68               (76)
                           Home equity lines of credit securitized                                           -               650
                           Net principal disbursed on loans to customers                                  (535)             (129)
                           Loan portfolio purchases                                                         (4)              (53)
                           Proceeds from the sales of loan portfolios                                      404               442
                           Purchases of premises and equipment                                             (31)              (28)
                           Proceeds from sales of acquired property                                         11                 7
                           Net decrease (increase) in other investing activities                            20               (24)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) investing activities                      830              (200)
---------------------------------------------------------------------------------------------------------------------------------


                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------

                                                                                                           Three months ended
                                                                                                                 March 31,
                           (in millions)                                                                  1997              1996
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM            Net increase in transaction and savings deposits                                603             1,512
FINANCING ACTIVITIES       Net decrease in customer term deposits                                       (2,041)             (875)
                           Net increase in federal funds purchased and
                             securities under repurchase agreements                                        626               274
                           Net decrease in short-term bank notes                                          (100)             (269)
                           Net increase (decrease) in term federal funds purchased                          99              (262)
                           Net increase in U.S. Treasury tax and loan demand notes                         256                31
                           Net decrease in commercial paper                                                (72)              (97)
                           Repurchase and repayments of longer-term debt                                    (6)              (20)
                           Net proceeds from issuance of longer-term debt                                    -               549
                           Proceeds from issuance of common stock                                           21                14
                           Dividends paid on common and preferred stock                                    (87)              (85)
                           Repurchase of common stock for employee benefit purposes                          -               (51)
                           Repurchase of common stock-other                                                (62)             (238)
                           Redemption of preferred stock                                                   (97)                -
                           Net increase in other financing activities                                       74               169
                           -----------------------------------------------------------------------------------------------------
                                 Net cash (used in) provided by financing activities                      (786)              652
                           Effect of foreign currency exchange rates                                         5                 3
--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND         Net increase in cash and due from banks                                          69               407
DUE FROM BANKS             Cash and due from banks at beginning of period                                2,846             2,342
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $2,915            $2,749
                           -----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL               Interest paid                                                                $  311           $   307
DISCLOSURES                Net income taxes paid                                                            25                 9
--------------------------------------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)
--------------------------------------------------------------------------------

                                                                                                            Three months ended
                                                                                                                 March 31,
                           (dollar amounts in millions, except per share amounts)                         1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity       Balance at beginning of period                                               $3,746            $4,025
                           Net income                                                                      191               179
                           Dividends on common stock at $.60 per share in 1997
                             and $.55 per share in 1996                                                    (77)              (75)
                           Dividends on preferred stock:
                             Series I                                                                        -                (4)
                             Series J                                                                       (5)               (2)
                             Series K                                                                       (4)               (4)
                           Common stock issued under dividend reinvestment and
                             common stock purchase plan                                                      5                 4
                           Series J preferred stock redemption                                             (97)                -
                           Exercise of stock options                                                        30                22
                           Repurchase of common stock for employee benefit purposes and
                             the dividend reinvestment and common stock purchase plan                        -               (51)
                           Repurchase of common stock-other                                                (62)             (238)
                           Net unrealized loss on assets available for sale, net of tax                    (37)              (41)
                           Other                                                                             6                 4
                           -----------------------------------------------------------------------------------------------------
                           Balance at end of period                                                     $3,696            $3,819
                           -----------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 --    Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1996 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Note 2 --    Adoption of Financial Accounting Standards

On January 1, 1997, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," became effective. FAS No. 125 establishes the criteria for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 supersedes several accounting standards including FAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of FAS No. 125 was immaterial to the Corporation's financial position and results of operations.

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) and makes the U.S. standard for computing EPS more compatible with the EPS standards of other countries. The Corporation currently presents EPS as computed under APB Opinion No. 15. Opinion No. 15 requires entities with complex capital structures to present both primary and fully diluted EPS. Primary EPS is based on common shares outstanding and securities that are common stock equivalents. Fully diluted EPS is based on common shares outstanding and all potential issuances of common stock that would reduce EPS. FAS No. 128 supersedes Opinion No. 15 and requires that basic EPS and diluted EPS be presented. Basic EPS will be based on only the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS will be essentially the same under both FAS No. 128 and Opinion No. 15, with some minor computational differences. Under FAS No. 128, basic and diluted earnings per share would have been $1.41 and $1.38, respectively, for the period ended March 31, 1997, and $1.26 and $1.24, respectively, for the period ended March 31, 1996. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

In February 1997, the Financial Accounting Standards Board issued FAS No. 129, "Disclosure of Information about Capital Structure." FAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15, as well as FAS No. 47. There will be no changes to the Corporation's disclosures pursuant to the adoption of FAS No. 129. This statement is effective for financial statements for periods ending after December 15, 1997.

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

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table on the following page.

--------------------------------------------------------------------------------

Note 3 --    Foreign currency and securities trading revenue (continued)


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Quarter ended
                                                                                                                   March 31,
(in millions)                                                                                                  1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                                                      $22            $19
Debt instruments                                                                                                  2              1
Interest rate contracts                                                                                           1              -
Futures contracts                                                                                                 -              1
----------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                                                  $25            $21
----------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recognized an unrealized loss of less than $1 million at March 31, 1997, and March 31, 1996, related to securities held in the trading portfolio.

Note 4 --    Supplemental information to the Consolidated Statement of Cash
Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three months ended
                                                                                                                  March 31,
(in millions)                                                                                             1997                1996
----------------------------------------------------------------------------------------------------------------------------------
Net transfers to real estate acquired                                                                       $3                 $ 4
Net transfers to segregated assets                                                                           -                   4
----------------------------------------------------------------------------------------------------------------------------------

Note 5 --   Securities

SECURITIES AVAILABLE FOR SALE

                                                      MARCH 31, 1997                                    March 31, 1996
                                      ---------------------------------------------     ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
 in millions)                              COST     GAINS      LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                           $   166        $ -       $  -    $   166          $   197      $   -      $   -    $   197
U.S. agency mortgage-backed               2,336          6         50      2,292            1,908         12         29      1,891
Other U.S. agency                           850          1          2        849              937          1          -        938
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              3,352          7         52      3,307            3,042         13         29      3,026
Obligations of states and
  political subdivisions                     51          -          -         51               61          1          -         62
Other mortgage-backed                         4          -          -          4                6          -          -          6
Other securities                             14          -          -         14               62          9          1         70
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $3,421         $7        $52     $3,376           $3,171        $23        $30     $3,164
----------------------------------------------------------------------------------------------------------------------------------

Note: There were no gross realized gains in the first quarter of 1997. Gross realized gains were $1 million in the first quarter of 1996. There were no gross realized losses in the first quarter of 1997 or 1996. Proceeds from the sale of securities available for sale totaled $909 million and $241 million in the first quarter of 1997 and 1996, respectively.

--------------------------------------------------------------------------------

Note 5 --   Securities (continued)

INVESTMENT SECURITIES
--------------------------------------------------------------------------------

                                                      MARCH 31, 1997                                   March 31, 1996
                                      ---------------------------------------------     ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $   33         $1       $  2    $   32            $   36         $1       $  -     $   37
U.S. agency mortgage-backed               2,196          4         35     2,165             2,496          4         26      2,474
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              2,229          5         37     2,197             2,532          5         26      2,511
Other mortgage-backed                        27          -          -        27                35          1          -         36
Other securities                             50          -          -        50                61          -          -         61
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $2,306         $5        $37    $2,274            $2,628         $6        $26     $2,608
----------------------------------------------------------------------------------------------------------------------------------

Note 6 --     Other assets
--------------------------------------------------------------------------------

                                                                    MARCH 31,                   Dec. 31,                 March 31,
(in millions)                                                            1997                       1996                      1996
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                              $  317                     $  307                    $  281
  Other                                                                    67                         67                        66
Interest receivable                                                       232                        235                       242
Accounts receivable                                                       227                        283                       248
Receivables related to
  off-balance-sheet instruments                                           475                        329                       364
Assets held for accelerated resolution                                     19                         30                        65
Segregated assets, net of reserve (a)                                       4                         10                        25
Other                                                                   1,179                      1,160                     1,163
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $2,520                     $2,421                    $2,454
----------------------------------------------------------------------------------------------------------------------------------

(a) Additional information regarding segregated assets is presented in note 8 in the Corporation's 1996 Annual Report on Form 10-K.

Note 7 --     Preferred stock

The following table summarizes the Corporation's preferred stock outstanding. Each series of preferred stock has a par value of $1.00 per share. The Corporation has authorized 50,000,000 shares of preferred stock. On February 18, 1997, the Series J preferred stock was redeemed at a redemption price of $25 per share plus accrued dividends. A detailed description of the Corporation's outstanding preferred stock is provided in note 14 in the Corporation's 1996 Annual Report on Form 10-K.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Balances at
                                                Liquidation                                    -----------------------------------
(dollar amounts in millions,                    preference         Shares         Shares       MARCH 31,     Dec. 31,    March 31,
 except per share amounts)                       per share     authorized         issued            1997         1996         1996
----------------------------------------------------------------------------------------------------------------------------------
8.20% preferred stock (Series K)                    $25.00      8,000,000      8,000,000            $193         $193         $193
8.50% preferred stock (Series J)                     25.00              -              -               -           97           97
9.60% preferred stock (Series I)                     25.00              -              -               -            -          145
----------------------------------------------------------------------------------------------------------------------------------
     Total preferred stock                                                                          $193         $290         $435
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Note 8 --     Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Note 9 --     Computation of primary and fully diluted net income per common share (a)


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Three months ended
(dollar amounts in millions, except per                                                                            March 31,
 share amounts; common shares in thousands)                                                                1997              1996
----------------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock                                                                       $182              $169
----------------------------------------------------------------------------------------------------------------------------------
Stock and stock equivalents (average shares):
   Common shares outstanding                                                                             129,005           134,670
   Stock options                                                                                           2,515             1,836
----------------------------------------------------------------------------------------------------------------------------------
         Total stock and stock equivalents                                                               131,520           136,506
----------------------------------------------------------------------------------------------------------------------------------
Primary net income per common share (b)                                                                    $1.38             $1.24
----------------------------------------------------------------------------------------------------------------------------------

FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (c)                                                                   $182              $169
----------------------------------------------------------------------------------------------------------------------------------
Stock, stock equivalents and potentially
  dilutive items (average shares):
   Common shares outstanding                                                                             129,005           134,670
   Stock options                                                                                           2,515             1,941
   Common shares issuable upon conversion of
     7 1/4% Convertible Subordinated Capital Notes                                                            82               110
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                                           131,602           136,721
----------------------------------------------------------------------------------------------------------------------------------
Fully diluted net income per common share (b)                                                              $1.38             $1.24
----------------------------------------------------------------------------------------------------------------------------------

(a) Amounts have not been restated to reflect the two-for-one common stock split payable June 2, 1997.

(b)  Calculated based on unrounded numbers.

(c) The after-tax benefit of interest expense on assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             ---------------------
                                                                                                                  MARCH 31, 1997
                                                                                                              AVERAGE     AVERAGE
                  (dollar amounts in millions)                                                                BALANCE  YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                                                      $   562          5.09%
                    Federal funds sold and securities under
                      resale agreements                                                                           407          5.34
                    Other money market investments                                                                 63          4.00
                    Trading account securities                                                                    161          5.58
                    Securities:
                      U.S. Treasury and agency securities (a)                                                   5,855          6.72
                      Obligations of states and political
                        subdivisions (a)                                                                           51          7.93
                      Other (a)                                                                                   113          6.36
                    Loans, net of unearned discount (a)                                                        27,403          8.21
                                                                                                              -------
                         Total interest-earning assets                                                         34,615          7.85
                  Cash and due from banks                                                                       2,674
                  Premises and equipment                                                                          573
                  Customers' acceptance liability                                                                 260
                  Net acquired property                                                                            75
                  Other assets (a)                                                                              4,513
                  Reserve for credit losses                                                                      (526)
                  -----------------------------------------------------------------------------------------------------------------
                         Total assets                                                                         $42,184
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                                                  $   227          1.42%
shareholders'         Money market and other savings accounts                                                  10,209          2.77
equity                Retail savings certificates                                                               6,723          4.88
                      Other time deposits                                                                       2,223          5.41
                    Deposits in foreign offices                                                                 2,814          4.83
                                                                                                              -------
                         Total interest-bearing deposits                                                       22,196          3.92
                    Federal funds purchased and securities under
                      repurchase agreements                                                                     1,417          5.16
                    Short-term bank notes                                                                          76          5.61
                    Term federal funds purchased                                                                  471          5.46
                    U.S. Treasury tax and loan demand notes                                                       408          5.11
                    Commercial paper                                                                               82          5.28
                    Other funds borrowed                                                                          318          8.30
                    Notes and debentures (with original maturities over one year)                               2,517          7.10
                                                                                                              -------
                         Total interest-bearing liabilities                                                    27,485          4.38
                  Total noninterest-bearing deposits                                                            8,084
                  Acceptances outstanding                                                                         260
                  Other liabilities (a)                                                                         1,632
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities                                                                     37,461
                  -----------------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures                                            990
                  -----------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                                                      3,733
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and shareholders' equity               $42,184
-----------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                                                       7.85%
                  Cost of funds supporting interest-earning assets                                                             3.48
                  -----------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                                                   4.37%
                    Without taxable equivalent increments                                                                      4.34
                  -----------------------------------------------------------------------------------------------------------------

                  (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.

                  Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates

---------------------------------------------------------------------------------------------------------------------------------
                                                          Three months ended
---------------------------------------------------------------------------------------------------------------------------------
             Dec. 31, 1996                   Sept. 30, 1996                   June 30, 1996                   March 31, 1996
         Average     Average              Average     Average             Average      Average              Average     Average
         balance  yields/rates            balance  yields/rates           balance   yields/rates            balance  yields/rates
---------------------------------------------------------------------------------------------------------------------------------
         $   609        5.53%             $   646        5.28%             $   765       5.11%              $   693          5.36%

             517        5.32                  762        5.42                  490       5.52                   473          5.40
             146        3.19                  165        6.88                  132       4.65                   124          5.00
              96        6.19                  169        4.65                  181       6.05                   138          5.17

           6,033        6.50                6,406        6.52                6,478       6.48                 5,074          6.68

              22        8.80                   23        8.85                   48       8.61                    62          8.24
             141       12.29                  143        7.18                  157       5.74                   171          6.02
          27,907        8.28               27,190        8.20               26,819       8.27                27,078          8.44
         -------                          -------                          -------                          -------
          35,471        7.88               35,504        7.75               35,070       7.81                33,813          8.03
           2,721                            2,852                            2,802                            2,755
             566                              557                              561                              556
             231                              260                              271                              245
              77                               74                               75                               68
           4,048                            3,714                            3,817                            3,880
            (476)                            (465)                            (469)                            (477)
---------------------------------------------------------------------------------------------------------------------------------
         $42,638                          $42,496                          $42,127                          $40,840
---------------------------------------------------------------------------------------------------------------------------------


         $   226        2.20%             $   260        1.97%             $ 1,241       1.60%              $ 1,608          1.87%
          10,190        2.75               10,252        2.70                9,746       2.83                 9,546          3.01
           6,716        4.89                6,575        4.81                6,413       4.83                 6,408          4.97
           3,188        5.36                2,211        5.38                1,091       5.35                   553          6.03
           3,365        5.05                3,786        5.09                4,038       5.12                 3,878          5.29
         -------                          -------                          -------                          -------
          23,685        4.03               23,084        3.94               22,529       3.86                21,993          3.98

           1,452        5.36                1,619        5.18                1,959       5.31                 2,035          5.42
             197        5.57                  417        5.79                  439       5.93                   961          5.87
             668        5.25                  744        5.80                  655       5.43                   632          5.82
             220        5.20                  352        5.14                  269       5.14                   303          5.21
             180        5.42                  214        5.42                  227       5.33                   249          5.51
             289       10.25                  274        9.37                  293       9.61                   259         10.37
           2,519        7.01                2,102        7.02                1,971       7.03                 1,554          7.14
         -------                          -------                          -------                          -------
          29,210        4.47               28,806        4.39               28,342       4.34                27,986          4.45
           7,884                            8,458                            8,420                            7,281
             231                              259                              271                              245
           1,362                            1,176                            1,301                            1,442
---------------------------------------------------------------------------------------------------------------------------------
          38,687                           38,699                           38,334                           36,954
---------------------------------------------------------------------------------------------------------------------------------

             129                                -                                -                                -
---------------------------------------------------------------------------------------------------------------------------------
           3,822                            3,797                            3,793                            3,886
---------------------------------------------------------------------------------------------------------------------------------
         $42,638                          $42,496                          $42,127                          $40,840
---------------------------------------------------------------------------------------------------------------------------------
                        7.88%                            7.75%                           7.81%                               8.03%
                        3.68                             3.55                            3.51                                3.68
---------------------------------------------------------------------------------------------------------------------------------

                        4.20%                            4.20%                           4.30%                               4.35%
                        4.17                             4.17                            4.27                                4.32
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

SELECTED STATISTICAL INFORMATION
--------------------------------------------------------------------------------

DEPOSITS


Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,        March 31,
(in millions)                                           1997             1996              1996             1996             1996
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $10,605          $10,605           $10,414          $10,755          $11,816
     Retail savings certificates                       6,742            6,660             6,637            6,507            6,353
     Other time deposits                               1,540            2,700             3,118            1,490              425
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        18,887           19,965            20,169           18,752           18,594
   Noninterest-bearing                                 8,371            8,692             9,337            8,506            7,978
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            27,258           28,657            29,506           27,258           26,572
Deposits in foreign offices                            2,678            2,717             3,049            4,446            3,326
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $29,936          $31,374           $32,555          $31,704          $29,898
---------------------------------------------------------------------------------------------------------------------------------


PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.
         ------------------

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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

(b) Reports on Form 8-K

         During the first quarter of 1997, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated January 8, 1997, which included, under Items 5 and 7, the Corporation's press release announcing that all outstanding shares of its 8.50% Series J preferred stock will be redeemed on February 18, 1997, at a redemption price of $25.00, plus accrued and unpaid dividends.

         (2) A report dated January 17, 1997, which included, under Items 5 and 7, the Corporation's press release regarding fourth quarter and full year 1996 results of operations.

         (3) A report dated March 17, 1997, which included, under Items 5 and 7, the Corporation's press release announcing the signing of a definitive agreement by which the Corporation will acquire Buck Consultants, Inc.

================================================================================


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MELLON BANK CORPORATION
                                         (Registrant)

                                      By: /s/  Steven G. Elliott
                                          ------------------------------
Date:  May 12, 1997                             Steven G. Elliott
                                                Vice Chairman,
                                                Chief Financial Officer
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer
                                                of the Registrant)

CORPORATE INFORMATION
--------------------------------------------------------------------------------

Business          Mellon Bank Corporation is a multibank holding company
of the            incorporated under the laws of Pennsylvania in August 1971
Corporation       and registered under the Federal Bank Holding Company Act
                  of 1956, as amended. Its principal direct subsidiaries are Mellon Bank, N.A., The Boston Company, Inc., Mellon Bank (DE)
                  National Association, Mellon Bank (MD) National Association and a number of companies known as Mellon Financial Services
                  Corporation. The Corporation also owns a federal savings bank headquartered in Pennsylvania, Mellon Bank, F.S.B. The
                  Dreyfus Corporation, one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank, N.A.
                  The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities and various securities-related activities. The Mellon
                  Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The
                  Corporation's principal executive office is located at One
                  Mellon Bank Center, 500 Grant Street, Pittsburgh, PA
                  15258-0001 (Telephone: (412) 234-5000).

Exchange          Mellon Bank Corporation's common and Series K preferred
listing           stocks are traded on the New York Stock Exchange. The
                  trading symbols are MEL (common stock) and MEL Pr K. The
                  Transfer Agent and Registrar is ChaseMellon Shareholder
                  Services, L.L.C., P.O. Box 590, Ridgefield Park, NJ
                  07660-9940. For more information please call 1 800 205-7699.

Dividend          Subject to approval of the board of directors, dividends
payments          are paid on Mellon Bank Corporation's common and preferred stocks on or about the 15th day of February, May, August and November.

Dividend          Under the Dividend Reinvestment and Common Stock Purchase
Reinvestment      Plan, registered holders of Mellon Bank Corporation's common
and Common        stock may purchase additional common shares at the market
Stock Pur-        value for such shares through reinvestment of common
chase Plan        dividends and/or optional cash payments. Purchases of shares through optional cash payments are subject to limitations.
                  Plan details are in a Prospectus, which may be obtained from ChaseMellon Shareholder Services, L.L.C.

Phone             Corporate Communications/
contacts            Media Relations               (412) 236-1264       Media inquiries
                  Securities Transfer Agent       1 800 205-7699       Questions regarding stock holdings, certificate
                                                                       replacement/transfer, dividends and address changes
                  Dividend Reinvestment Plan      1 800 205-7699       Enrollment/Prospectus for Dividend Reinvestment
                  Publication Requests            1 800 205-7699       Requests for the Annual Report or quarterly information
                  Investor Relations              (412) 234-5601       Questions regarding the Corporation's financial performance

Shareholder       For a free copy of the Corporation's quarterly earnings news
Publications      release on Form 8-K, as filed with the Securities and Exchange
                  Commission, please send a written request to the Secretary of the Corporation, 1820 One Mellon Bank Center, Pittsburgh, PA
                  15258-0001. Quarterly earnings and other news releases also can be obtained by fax by calling Company News on Call at 1 800 758-5804 and entering a six-digit code (552187).

Internet          Mellon:  http://www.mellon.com
                  Dreyfus: http://www.dreyfus.com

                                Index to Exhibits


            Exhibit No.                          Description
            ----------                           -----------

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