Form 10-Q
period 1997-06-30
MELLON BANK CORP
filed 1997-08-11
CIK 64782

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                Yes   X      No
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Outstanding as of
                     Class                        June 30, 1997
                     -----                        -------------
          Common Stock, $.50 par value             251,598,950

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX


                                                                                                            Page No.
                                                                                                            --------
Part I - Financial Information

Financial Highlights                                                                                           2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                                                            3

Financial Statements (Item 1):
    Consolidated Balance Sheet                                                                                44
    Consolidated Income Statement                                                                             45
    Consolidated Income Statement - Five Quarter Trend                                                        46
    Consolidated Statement of Cash Flows                                                                      47
    Consolidated Statement of Changes in Shareholders' Equity                                                 48

Notes to Financial Statements (includes Item 3)                                                               49

Selected Statistical Information:
    Deposits                                                                                                  54
    Selected Key Data                                                                                         54


Part II - Other Information

Legal Proceedings (Item 1)                                                                                    55

Submission of Matters to a Vote of Security Holders (Item 4)                                                  55

Exhibits and Reports on Form 8-K (Item 6)                                                                     56

Signature                                                                                                     57

Corporate Information                                                                                         58

Index to Exhibits                                                                                             59


                                                             Quarter ended                        Six months ended
FINANCIAL HIGHLIGHTS                              ------------------------------------          ---------------------
(dollar amounts in millions,                      JUNE 30,      March 31,     June 30,          JUNE 30,     June 30,
  except per share amounts)                           1997           1997         1996              1997         1996
---------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income-fully diluted                          $    .71      $    .69      $    .63          $   1.40     $   1.25
Dividends paid                                         .33           .30           .30               .63         .575
Closing common stock price                          45.125        36.375         28.50            45.125        28.50
Book value at period-end                             13.42         13.60         12.81             13.42        12.81
---------------------------------------------------------------------------------------------------------------------
Net income                                        $    190      $    191      $    179          $    381     $    358
Net income applicable to common stock                  186           182           169               368          338
Dividends paid on common stock                          85            77            79               162          154
Average common shares and equivalents
  outstanding-fully diluted (in thousands)         259,816       263,204       266,826           261,899      270,236
---------------------------------------------------------------------------------------------------------------------
KEY PERFORMANCE MEASURES
Return on average common
  shareholders' equity (annualized)                   21.9%         21.2%         20.4%             21.5%        20.0%
Return on average assets (annualized)                 1.79          1.83          1.70              1.81         1.73
Fee revenue as a percentage
  of total revenue (FTE)                                59            59            56                59           57
Efficiency ratio (a)                                    62            62            64                62           64
Efficiency ratio excluding amortization
  of intangibles and trust-preferred
  securities expense                                    59            59            61                59           62
---------------------------------------------------------------------------------------------------------------------
TANGIBLE OPERATING RESULTS (b)
Tangible earnings per common
  share-fully diluted                             $    .79      $    .77      $    .70          $   1.56     $   1.39
Tangible net income applicable
  to common stock                                      206           203           187               409          375
Return on tangible common
  shareholders' equity (annualized)                   37.7%         36.3%         31.3%             37.0%        30.7%
Return on tangible assets (annualized)                2.04          2.09          1.92              2.07         1.96
Tangible book value per common share
 at period-end                                    $   8.66      $   8.88      $   9.33          $   8.66     $   9.33
---------------------------------------------------------------------------------------------------------------------

                                               JUNE 30,      March 31,     June 30,
                                                   1997           1997         1996
-----------------------------------------------------------------------------------
BALANCES
Loans                                          $28,144         $27,525      $27,356
Total assets                                    43,712          42,068       42,769
Deposits                                        31,326          29,936       31,704
Common shareholders' equity                      3,377           3,503        3,332
Market capitalization                           11,353           9,372        7,414
-----------------------------------------------------------------------------------
CAPITAL RATIOS
Common shareholders' equity to assets             7.72%           8.33%        7.79%
Tier I Capital                                    7.94            8.74         7.51
Total (Tier I plus Tier II) capital              13.24           13.65        11.89
Leverage capital                                  8.20            8.75         7.24
-----------------------------------------------------------------------------------

Note: Per common share amounts and average shares outstanding have been restated to reflect the two-for-one common stock split distributed on June 2, 1997.

(a) See page 23 for the definition of these ratios.

(b) See page 5 for the definition of these ratios.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FINANCIAL EVENTS


Two-for-one common stock split

In April 1997, the Corporation authorized a two-for-one common stock split. The two-for-one stock split was structured as a stock dividend of one additional share of common stock paid on each outstanding share of common stock. The additional shares resulting from the split were distributed on June 2, 1997, to shareholders of record at the close of business on May 1, 1997. All earnings and dividend per share figures have been restated to reflect the stock split.

Common dividend increase

In the second quarter of 1997, the Corporation increased its quarterly common stock dividend by 10% to $.33 per common share. This was the sixth quarterly common dividend increase that the Corporation announced since the beginning of 1994, resulting in a total common dividend per share increase of 161%.

Acquisition of 1st Business Corporation

On April 14, 1997, the Corporation announced that it had reached a definitive agreement to acquire 1st Business Corporation and its principal subsidiary, 1st Business Bank, a full-service commercial bank serving midsize business firms in southern California. 1st Business Corporation is privately owned. With approximately $1.1 billion in assets, including approximately $480 million in loans, 1st Business Bank is a state-chartered bank with headquarters in Los Angeles. 1st Business Bank serves approximately 1,700 business customers in the manufacturing, wholesale trade and service industries. 1st Business Bank also provides personal banking services to professionals, entrepreneurs, and owners and officers of its business clients. The Corporation will purchase 1st Business Corporation with stock. To the extent that common stock is issued in this transaction, the Corporation has authorized the repurchase of an equivalent number of common shares. Other terms of the agreement were not disclosed. 1st Business Bank will operate as a separate entity under the name Mellon 1st Business Bank. Having received all required regulatory approvals, the transaction is expected to close in the fourth quarter of 1997, subject to certain closing conditions.

Acquisition of Buck Consultants, Inc.

On July 1, 1997, the Corporation acquired Buck Consultants, Inc., a leading global benefits consulting firm. Buck is headquartered in New York and has 63 offices in 16 countries. Buck provides a broad array of pension and health and welfare actuarial services, employee benefit, compensation and human resources consulting and administrative services, and total benefits outsourcing to approximately 5,000 clients, ranging from large multinational corporations to small businesses. Buck reported total revenues of approximately $240 million for the fiscal year ended March 31, 1997. Including the full year impact of revenues from a late 1996 acquisition, Buck's annual revenues would have totaled approximately $270 million.

OVERVIEW



The Corporation reported record second quarter 1997 fully diluted earnings per common share of $.71, an increase of 13%, compared with $.63 in the second quarter of 1996. Earnings per common share totaled $.69 in the first quarter of 1997. Net income applicable to common stock was $186 million in the second quarter of 1997, compared with $169 million in the second quarter of 1996 and $182 million in the first quarter of 1997.

Annualized return on common shareholders' equity and return on assets were 21.9% and 1.79%, respectively, in the second quarter of 1997, compared with 20.4% and 1.70%, respectively, in the second quarter of 1996 and 21.2% and 1.83%, respectively, in the first quarter of 1997.

Annualized return on tangible common shareholders' equity and return on tangible assets were 37.7% and 2.04%, respectively, in the second quarter of 1997, compared with 31.3% and 1.92%, respectively, in the second quarter of 1996 and 36.3% and 2.09%, respectively, in the first quarter of 1997. Fully diluted tangible earnings per common share in the second quarter of 1997 were $.79, compared with $.70 in the second quarter of 1996 and $.77 in the first quarter of 1997.

Net interest revenue was $370 million in the second quarter of 1997, nearly unchanged compared with $372 million in the prior-year period and $370 million in the first quarter of 1997. Fee revenue was $540 million in the second quarter of 1997, up $66 million or 14% compared with $474 million in the second quarter of 1996 and up $4 million compared with $536 million in the first quarter of 1997. The increase in fee revenue, compared with the prior-year period, was primarily attributable to higher trust and investment fees which resulted from new business, an increase in the market value of assets under management, higher transaction volumes and an increase in securities lending revenue. The increase in nearly every fee category compared with the first quarter of 1997 was primarily offset by the seasonal decrease in the second quarter of 1997 of fees from electronic filing of income tax returns.

Operating expense before net revenue from acquired property and trust-preferred securities expense for the second quarter of 1997 was $571 million, up $30 million from $541 million in the second quarter of 1996 and up $6 million from $565 million in the first quarter of 1997. These increases resulted primarily from acquisitions and business growth.

Credit quality expense was $22 million in the second quarter of 1997, compared with $24 million in the second quarter of 1996 and unchanged from the first quarter of 1997. Net credit losses were $32 million in the second quarter of 1997, an increase of $6 million, compared with the prior-year period and unchanged compared with the first quarter of 1997.

Nonperforming assets totaled $162 million at June 30, 1997, compared with $170 million at March 31, 1997, and $203 million at June 30, 1996. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .57% at June 30, 1997, the lowest level in the Corporation's history. This ratio has been less than 1% for twelve consecutive quarters.

The Corporation's ratio of common shareholders' equity to assets was 7.72% at June 30, 1997. The Tier I, Total and Leverage capital ratios were 7.94%, 13.24% and 8.20%, respectively, at June 30, 1997, well in excess of the ratios required to maintain well-capitalized status.

For the first six months of 1997, the Corporation reported fully diluted earnings per common share of $1.40 and net income applicable to common stock of $368 million, compared with $1.25 per common share and $338 million for the first six months of 1996. Annualized return on common shareholders' equity and return on assets were 21.5% and 1.81%, respectively, in the first six months of 1997, compared with 20.0% and 1.73%, respectively, in the first six months of 1996.

TANGIBLE OPERATING RESULTS


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

                                                                    Quarter ended                         Six months ended
                                                    -----------------------------------------           ---------------------
(dollar amounts in millions,                        JUNE 30,        March 31,        June 30,           JUNE 30,     June 30,
 ratios annualized)                                     1997             1997            1996               1997         1996
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                $   186          $   182         $   169           $   368       $   338
After tax impact of amortization of
  intangibles from purchase acquisitions                  20               21              18                41            37
-----------------------------------------------------------------------------------------------------------------------------
         Tangible net income applicable to
           common stock                              $   206          $   203         $   187           $   409       $   375
Tangible earnings per common
  share-fully diluted                                $   .79          $   .77         $   .70           $  1.56       $  1.39
-----------------------------------------------------------------------------------------------------------------------------

Average common equity                                $ 3,393          $ 3,490         $ 3,327           $ 3,441       $ 3,393
Average goodwill and other
  identified intangibles                               1,206            1,223             923             1,215           934
-----------------------------------------------------------------------------------------------------------------------------
         Average tangible common equity              $ 2,187          $ 2,267         $ 2,404           $ 2,226       $ 2,459
Return on tangible common equity                        37.7%            36.3%           31.3%             37.0%         30.7%
-----------------------------------------------------------------------------------------------------------------------------

Average total assets                                 $42,413          $42,187         $42,096           $42,301       $41,472
Average tangible assets                              $41,207          $40,964         $41,173           $41,086       $40,538

Return on tangible assets                               2.04%            2.09%           1.92%             2.07%         1.96%
-----------------------------------------------------------------------------------------------------------------------------

Note: Per common share amounts have been restated to reflect the two-for-one common stock split distributed on June 2, 1997.

BUSINESS SECTORS

FOR THE THREE MONTHS ENDED JUNE 30,
                                                      Consumer                                   Corporate/Institutional
(dollar amounts in millions,            Fee Services             Banking Services           Fee Services       Banking Services
averages in billions)                 1997       1996            1997        1996          1997       1996      1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $171       $163          $ 271        $ 280          $322       $277      $ 125     $ 101
Credit quality expense (revenue)        --          1             30           25            --         --         (2)       (1)
Operating expense                      125        119            164          169           229        212         55        38
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     46         43             77           86            93         65         72        64
Income taxes                            18         18             26           31            37         25         26        22
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $  28       $ 25          $  51        $  55          $ 56       $ 40      $  46     $  42
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                  $  29       $ 26          $  60        $  65          $ 62       $ 47      $  50     $  42
--------------------------------------------------------------------------------------------------------------------------------
Average assets                       $ 2.2       $1.9          $19.8        $21.5          $1.7       $1.6      $17.0     $14.5
Average common equity                $ 0.3       $0.3          $ 1.0        $ 1.0          $0.6       $0.6      $ 1.5     $ 1.3
Average Tier I preferred equity      $  --       $ --          $ 0.1        $  --          $0.1       $ --      $ 0.1     $  --
Return on common
 shareholders' equity (a)              41%        37%             20%          21%           39%        29%        12%       13%
Return on assets (a)                    NM         NM           1.02%        1.02%           NM         NM       1.08%     1.14%
Pretax operating margin                27%        26%             29%          31%           29%        23%        58%       63%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    28%        27%             34%          35%           31%        26%        64%       65%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   72%        73%             55%          56%           69%        74%        38%       36%
--------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.


FOR THE SIX MONTHS ENDED JUNE 30,

                                                      Consumer                                  Corporate/Institutional
(dollar amounts in millions,            Fee Services             Banking Services          Fee Services     Banking Services
averages in billions)                 1997       1996            1997        1996          1997    1996       1997      1996
----------------------------------------------------------------------------------------------------------------------------
Revenue                               $337      $311            $ 570        $ 585        $617     $535      $ 250     $ 206
Credit quality expense (revenue)         1         1               58           48          --       --         (1)       --
Operating expense                      253       237              328          349         450      420        107        78
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                     83        73              184          188         167      115        144       128
Income taxes                            33        30               65           69          66       45         53        45
----------------------------------------------------------------------------------------------------------------------------
Net income                            $ 50      $ 43            $ 119        $ 119        $101     $ 70      $  91     $  83
----------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 52      $ 45            $ 138        $ 139        $113     $ 83      $  99     $  85
----------------------------------------------------------------------------------------------------------------------------
Average assets                        $2.1      $2.0            $20.1        $21.0        $1.6     $1.7      $16.7     $14.2
Average common equity                 $0.3      $0.3            $ 1.0        $ 1.1        $0.6     $0.5      $ 1.5     $ 1.2
Average Tier I preferred equity       $ --      $ --            $ 0.1        $  --        $ --     $ --      $ 0.1     $  --
Return on common
 shareholders' equity (a)               37%       33%              23%          23%         35%      26%        12%       13%
Return on assets (a)                    NM        NM             1.19%        1.14%         NM       NM       1.11%     1.17%
Pretax operating margin                 25%       23%              32%          32%         27%      21%        58%       62%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                     26%       24%              37%          37%         30%      24%        63%       64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense    74%       76%              53%          55%         70%      76%        37%       36%
----------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

               Total                  Real Estate                          Other                          Total All
            Core Sectors                Workout                       Corporate Activity                   Sectors
        1997          1996         1997         1996                  1997         1996              1997           1996
------------------------------------------------------------------------------------------------------------------------
       $ 889         $ 821         $  6         $  3                  $ 20         $ 28              $ 915         $ 852
          28            25           (6)          (1)                   --           --                 22            24
         573           538            1            2                    16            1                590           541
------------------------------------------------------------------------------------------------------------------------
         288           258           11            2                     4           27                303           287
         107            96            4            1                     2           11                113           108
------------------------------------------------------------------------------------------------------------------------
       $ 181         $ 162         $  7         $  1                  $  2         $ 16              $ 190         $ 179
------------------------------------------------------------------------------------------------------------------------
       $ 201         $ 180         $  7         $  1                  $  2         $ 16              $ 210         $ 197
------------------------------------------------------------------------------------------------------------------------
       $40.7         $39.5         $0.2         $0.3                  $1.5         $2.3              $42.4         $42.1
       $ 3.4         $ 3.2         $ --         $ --                  $ --         $0.1              $ 3.4         $ 3.3
       $ 0.3         $  --         $ --         $ --                  $0.9         $0.4              $ 1.2         $ 0.4

          21%           20%          NM           NM                    NM           NM                 22%           20%
        1.77%         1.63%          NM           NM                    NM           NM               1.79%         1.70%
          32%           31%          NM           NM                    NM           NM                 33%           34%



          36%           34%          NM           NM                    NM           NM                 38%           36%


          61%           63%          NM           NM                    NM           NM                 59%           61%
------------------------------------------------------------------------------------------------------------------------





                 Total                   Real Estate                         Other                          Total All
              Core Sectors                 Workout                     Corporate Activity                     Sectors
           1997          1996         1997         1996                1997           1996              1997           1996
---------------------------------------------------------------------------------------------------------------------------
         $1,774        $1,637          $ 14        $  8                $ 40           $ 79            $1,828         $1,724
             58            49            (9)         (8)                 (5)            --                44             41
          1,138         1,084             2           3                  35             22             1,175          1,109
---------------------------------------------------------------------------------------------------------------------------
            578           504            21          13                  10             57               609            574
            217           189             7           5                   4             22               228            216
---------------------------------------------------------------------------------------------------------------------------
         $  361        $  315          $ 14        $  8                $  6           $ 35            $  381         $  358
---------------------------------------------------------------------------------------------------------------------------
         $  402        $  352          $ 14        $  8                $  6           $ 35            $  422         $  395
---------------------------------------------------------------------------------------------------------------------------
         $ 40.5        $ 38.9          $0.2        $0.3                $1.6           $2.3            $ 42.3         $ 41.5
         $  3.4        $  3.1          $ --        $ --                $ --           $0.3            $  3.4         $  3.4
         $  0.2        $   --          $ --        $ --                $1.0           $0.4            $  1.2         $  0.4

             21%           20%           NM          NM                  NM             NM                22%            20%
           1.80%         1.63%           NM          NM                  NM             NM              1.81%          1.73%
             33%           31%           NM          NM                  NM             NM                33%            33%



             36%           34%           NM          NM                  NM             NM                38%            36%


             61%           63%           NM          NM                  NM             NM                59%            62%
---------------------------------------------------------------------------------------------------------------------------

Note: The tables on the previous pages and discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the operational risks inherent in the businesses. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.


The business sector results for 1997 and 1996 have been restated to reflect a refinement in methodology that better reflects the Corporation's current organizational structure. The changes are as follows: The mortgage banking business line has been moved from the Consumer Banking Services sector and divided into two separate components. The residential business line, including servicing, has been moved to the Consumer Fee Services sector while the commercial mortgage servicing business line has been moved to the Corporate/Institutional Fee Services sector. Also, the Network Services business line has been moved from the Consumer Banking Services sector to the Corporate/Institutional Fee Services sector. These changes did not significantly impact the business sector results.

Income before taxes for the Corporation's core sectors was $288 million in the second quarter of 1997, an increase of $30 million, or 13%, compared with the prior-year quarter. This increase resulted from a $68 million increase in revenue, partially offset by a $35 million increase in operating expense and a $3 million increase in credit quality expense. Income before taxes for the core sectors in the first half of 1997 totaled $578 million, an increase of $74 million, or 15%, compared with the prior-year period. This improvement resulted from increased revenue, partially offset by higher operating expense and higher credit quality expense. Return on common shareholders' equity for the core sectors was 21% in both the second quarter and first half of 1997, compared with 20% in both the second quarter and first half of 1996. Return on assets was 1.77% and 1.80% in the second quarter and first half of 1997, compared with 1.63% in both the second quarter and first half of 1996.

Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds and residential mortgage loan origination and servicing. Income before taxes for the Consumer Fee sector was $46 million in the second quarter of 1997, an increase of $3 million, or 9%, from the prior-year period. The increase was a result of higher mortgage servicing fees, primarily relating to servicing portfolio acquisitions, gains on the disposition of assets and higher private asset management fee revenue. The increase in private asset management revenue resulted from new business and an increase in the market value of assets under management. Income before taxes for the first half of 1997 was $83 million, compared with $73 million in the first half of 1996. This increase resulted from the same factors responsible for the second quarter increase. This sector provided excellent returns, as the annualized return on common shareholders' equity was 41% and 37% in the second quarter and first half of 1997, respectively, compared with 37% and 33% in the second quarter and first half of 1996.

Consumer Banking Services

Consumer Banking Services includes consumer lending and deposit products, business banking, branch banking, credit card and jumbo residential mortgage lending. Income before taxes for this sector totaled $77 million in the second quarter of 1997, compared with $86 million in the second quarter of 1996, a decrease of 9%. Revenue decreased $9 million, compared with the prior-year period, primarily as a result of a decrease in credit card net interest and fee revenue reflecting the sale of the AAA credit card portfolio in November 1996 and lower fee revenue from the securitized credit card portfolio, due in part to higher credit losses in this portfolio. Partially offsetting this decrease was gains on the disposition of assets. The $5 million increase in credit quality expense resulted from the higher level of credit card losses in 1997. Operating expense decreased $5 million primarily as a result of the sale of the AAA credit card portfolio. Income before taxes for the first six months of 1997 was $184 million, a decrease of $4 million compared with the first six months of 1996. The decrease resulted primarily from the same factors responsible for the second quarter decrease. Also impacting year-to-date results was a $6 million increase in revenue resulting from higher electronic tax return filing fees as well as a decrease in operating expense due to $6 million of expense related to the reconfiguration of the retail delivery system recorded in the first quarter of 1996. The annualized return on common shareholders' equity for this sector was 20% and 23% in the second quarter and first half of 1997, compared with 21% and 23% in the second quarter and first half of 1996.

Corporate/Institutional Fee Services

Corporate/Institutional Fee Services includes institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, commercial mortgage loan origination and servicing, corporate trust, network services and services for defined contribution plans. Income before taxes for this sector was $93 million in the second quarter of 1997, an increase of $28 million, or 45%, compared with the second quarter of 1996. Revenue increased $45 million primarily due to higher institutional asset management fees, increased institutional trust fees, including an increase in securities lending revenue and related foreign exchange fees as well as higher mutual fund management and administration fees and higher cash management fees. Operating expense increased $17 million in support of higher transaction volumes and technology investments, partially offset by lower expenses in the global custody business line as a result of reengineering efforts. Income before taxes for the first six months of 1997 was $167 million, an increase of $52 million compared with the first six months of 1996. The increase resulted primarily from the same factors responsible for the second quarter increase. This sector provided excellent returns as annualized return on common shareholders' equity for this sector was 39% and 35% in the second quarter and first half of 1997, compared with 29% and 26% in the second quarter and first half of 1996.

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. Income before taxes for the Corporate/Institutional Banking Services sector was $72 million for the second quarter of 1997, an increase of $8 million, or 12%, from the second quarter of 1996. Revenue increased $24 million primarily as a result of higher net interest revenue resulting from the lease financing acquisitions and higher syndication fees. Operating expense increased $17 million primarily as a result of the lease financing acquisitions. Income before taxes in the first half of 1997 was $144 million, an increase of $16 million, compared with the first six months of 1996, primarily reflecting the same factors responsible for the second quarter increase. The annualized return on common shareholders' equity for this sector was 12% in both the second quarter and first half of 1997, compared with 13% in both the second quarter and first half of 1996.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $11 million and $21 million in the second quarter and first half of 1997, compared with $2 million and $13 million in the second quarter and first half of 1996. The results in both periods reflect net revenue from acquired property and the improved credit quality of the Real Estate Workout portfolio.

Other

The Other sector's pretax income for the second quarter and first half of 1997 was $4 million and $10 million, compared with $27 million and $57 million in the second quarter and first half of 1996. Revenue for the second quarter and first half of 1997 reflects earnings on the use of proceeds from the trust-preferred securities and earnings on preferred capital above that required for the core sectors. Revenue for the second quarter of 1996 reflects earnings on excess capital and a $13 million gain on the partial sale of an equity interest. Revenue for the first half of 1996 also includes the $28 million gain on the securitization of home equity loans. Credit quality revenue for 1997 represents loan recoveries from loans to lesser developed countries. Operating expense for the second quarter and first half of 1997 includes $13 million and $31 million of trust-preferred securities expense, respectively, while the first half of 1996 includes the $18 million charge resulting from the retirement enhancement plan.

The following tables distribute net income and return on average common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.


                                                              Customers serviced
                                                    -----------------------------------------
                                                                                 Total
                                                         Total                 Corporate/
FOR THE THREE MONTHS ENDED JUNE 30,                    Consumer              Institutional
(dollar amounts in millions)                        1997       1996           1997       1996
---------------------------------------------------------------------------------------------
Net income                                           $79        $80           $102        $82
Return on average common
 shareholders' equity (a)                             24%        24%            19%        18%
---------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                   1997       1996           1997       1996
---------------------------------------------------------------------------------------------
Net income                                          $169       $162           $192       $153
Return on average common
 shareholders' equity (a)                             26%        25%            18%        17%
---------------------------------------------------------------------------------------------

(a)  Annualized.


                                                                 Services provided
                                                    -----------------------------------------
                                                         Total                      Total
FOR THE THREE MONTHS ENDED JUNE 30,                       Fee                      Banking
(dollar amounts in millions)                        1997       1996           1997       1996
 --------------------------------------------------------------------------------------------
Net income                                           $84       $ 65            $97        $97
Return on average common
 shareholders' equity (a)                             39%        32%            15%        16%
---------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                   1997       1996           1997       1996
---------------------------------------------------------------------------------------------
Net income                                          $151       $113           $210       $202
Return on average common
 shareholders' equity (a)                             35%        28%            17%        18%
---------------------------------------------------------------------------------------------

(a)  Annualized.

FOR THE THREE MONTHS ENDED
                                                      Consumer                              Corporate/Institutional
                                        Fee Services         Banking Services          Fee Services      Banking Services
(dollar amounts in millions,        JUNE 30,   March 31,   JUNE 30,   March 31,   JUNE 30,   March 31,  JUNE 30, March 31,
averages in billions)                   1997        1997       1997        1997       1997        1997     1997       1997
--------------------------------------------------------------------------------------------------------------------------
Revenue                                $171         $166      $ 271       $ 299       $322        $295    $ 125      $ 125
Credit quality expense (revenue)         --            1         30          28         --          --       (2)         1
Operating expense                       125          128        164         164        229         221       55         52
--------------------------------------------------------------------------------------------------------------------------
Income before taxes                      46           37         77         107         93          74       72         72
Income taxes                             18           15         26          39         37          29       26         27
--------------------------------------------------------------------------------------------------------------------------
Net income                             $ 28         $ 22      $  51       $  68       $ 56        $ 45    $  46      $  45
--------------------------------------------------------------------------------------------------------------------------
Tangible net income                    $ 29         $ 23      $  60       $  78       $ 62        $ 51    $  50      $  49
--------------------------------------------------------------------------------------------------------------------------
Average assets                         $2.2         $2.0      $19.8       $20.5       $1.7        $1.5    $17.0      $16.3
Average common equity                  $0.3         $0.3      $ 1.0       $ 1.0       $0.6        $0.6    $ 1.5      $ 1.6
Average Tier I preferred equity        $ --         $ --      $ 0.1       $  --       $0.1        $ --    $ 0.1      $ 0.1
Return on common
 shareholders' equity (a)                41%          33%        20%         27%        39%         31%      12%        12%
Return on assets (a)                     NM           NM       1.02%       1.35%          NM        NM     1.08%      1.13%
Pretax operating margin                  27%          23%        29%         36%        29%         25%      58%        58%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                      28%          23%        34%         40%        31%         28%      64%        62%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense     72%          76%        55%         50%        69%         72%      38%        37%
--------------------------------------------------------------------------------------------------------------------------


                                            Total             Real Estate              Other                 Total All
                                         Core Sectors           Workout           Corporate Activity          Sectors
                                    JUNE 30,   March 31,   JUNE 30, March 31,    JUNE 30,  March 31,     JUNE 30,  March 31,
                                        1997        1997       1997      1997        1997       1997         1997       1997
------------------------------------------------------------------------------------------------------------------------------
Revenue                                $ 889       $ 885       $  6      $  8        $ 20       $ 20        $ 915      $ 913
Credit quality expense (revenue)          28          30         (6)       (3)        --          (5)          22         22
Operating expense                        573         565          1         1          16         19          590        585
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                      288         290         11        10           4          6          303        306
Income taxes                             107         110          4         3           2          2          113        115
------------------------------------------------------------------------------------------------------------------------------
Net income                             $ 181       $ 180       $  7      $  7        $  2       $  4        $ 190      $ 191
------------------------------------------------------------------------------------------------------------------------------
Tangible net income                    $ 201       $ 201       $  7      $  7        $  2       $  4        $ 210      $ 212
------------------------------------------------------------------------------------------------------------------------------
Average assets                         $40.7       $40.3       $0.2      $0.2        $1.5       $1.7        $42.4      $42.2
Average common equity                  $ 3.4       $ 3.5       $ --      $ --        $ --       $ --        $ 3.4      $ 3.5
Average Tier I preferred equity        $ 0.3       $ 0.1       $ --      $ --        $0.9       $1.1        $ 1.2      $ 1.2
Return on common
 shareholders' equity (a)                 21%         21%        NM        NM          NM         NM           22%        21%
Return on assets (a)                    1.77%       1.82%        NM        NM          NM         NM         1.79%      1.83%
Pretax operating margin                   32%         33%        NM        NM          NM         NM           33%        33%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                       36%         36%        NM        NM          NM         NM           38%        39%
Efficiency ratio excluding
 amortization of intangibles and
 trust-preferred securities
 expense                                  61%         61%        NM        NM          NM         NM           59%        59%
------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.

NM - Not meaningful.

                                                                Customers serviced
                                                --------------------------------------------------
                                                                                  Total
                                                       Total                     Corporate/
                                                     Consumer                   Institutional
FOR THE THREE MONTHS ENDED                      JUNE 30,    March 31,        JUNE 30,    March 31,
(dollar amounts in millions)                        1997         1997            1997         1997
--------------------------------------------------------------------------------------------------
Net income                                           $79          $90            $102          $90
Return on average common
 shareholders' equity (a)                             24%          28%             19%          17%
--------------------------------------------------------------------------------------------------

(a)  Annualized.


                                                                 Services provided
                                                ----------------------------------------------------
                                                       Total                         Total
                                                        Fee                          Banking
FOR THE THREE MONTHS ENDED                      JUNE 30,    March 31,          JUNE 30,    March 31,
(dollar amounts in millions)                        1997         1997              1997         1997
 ---------------------------------------------------------------------------------------------------
Net income                                           $84          $67               $97         $113
Return on average common
 shareholders' equity (a)                             39%          31%               15%          18%
----------------------------------------------------------------------------------------------------

(a)  Annualized.


Income before taxes for the total core sectors was $288 million in the second quarter of 1997 compared with $290 million in the first quarter of 1997. This decrease resulted from a $19 million decrease in the second quarter of 1997 of fees from electronic filing of income tax returns. Substantially all of this revenue is recognized in the first quarter of each year. This decline was largely offset by revenue growth in the fee services sectors.

Income before taxes in the Consumer Fee Services sector increased $9 million in the second quarter of 1997 compared with the first quarter of 1997, due primarily to improved profitability in residential mortgage loan origination and servicing.

The $30 million decrease in income before taxes in the Consumer Banking Services sector primarily resulted from the lower income tax electronic filing fee revenue.

Corporate/Institutional Fee Services income before taxes in the second quarter of 1997 compared with the first quarter of 1997 increased $19 million primarily due to higher institutional trust asset management and administration/custody/securities lending fee revenue.

NET INTEREST REVENUE



Net interest revenue, on a taxable equivalent basis, for the second quarter of 1997 totaled $371 million, compared with $374 million in the second quarter of 1996 and $373 million in the first quarter of 1997. The net interest margin was 4.29% in the second quarter of 1997, compared with 4.30% in the second quarter of 1996 and 4.37% in the first quarter of 1997.

The $3 million decrease in net interest revenue in the second quarter of 1997, compared with the second quarter of 1996, resulted from the effect of the November 1996 sale of a $770 million American Automobile Association (AAA) credit card portfolio, the funding costs related to the repurchase of common stock, the December 1996 $500 million insurance premium finance securitization and lower loan fees. Primarily offsetting these factors was $1.6 billion of leases acquired in the Mellon US Leasing and Mellon First United Leasing acquisitions in 1996, the use of the proceeds from the $1 billion of trust-preferred securities issued in December 1996 and loan growth. The cost of the trust-preferred securities is reported in operating expense. Net interest revenue was virtually unchanged compared with the first quarter of 1997. Excluding the effect of the loan securitizations and the equity repurchases, net interest revenue and the net interest margin for the second quarter and first half of 1997 would have been approximately $426 million and 4.64% and $851 million and 4.67%, respectively, compared with approximately $415 million and 4.55% and $815 million and 4.59% in the second quarter and first half of 1996.

Average loans increased approximately $1 billion in the second quarter of 1997, compared with the prior-year period. Excluding the effect of the lease financing acquisitions, the AAA credit card sale and loan securitization, the Corporation experienced loan growth of approximately $685 million, or 3%, in the second quarter of 1997, compared with the prior-year period, due to higher corporate banking, middle market and institutional lending.

Net interest revenue and the net interest margin, on a taxable equivalent basis, were $744 million and 4.33% in the first half of 1997, compared with $740 million and 4.32% in the first half of 1996. The increase in net interest revenue in the first six months of 1997, compared with the prior-year period, principally resulted from the lease financing acquisitions, the use of the proceeds from the $1 billion of trust-preferred securities, a higher level of noninterest-bearing deposits and loan growth. Primarily offsetting these factors was the sale of the AAA credit card portfolio, the insurance premium finance securitization, funding costs related to the repurchase of common stock and lower loan fees.

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES

                                                                                       Six months ended
                                                                        --------------------------------------------------
                                                                            JUNE 30, 1997             June 30, 1996
                                                                        AVERAGE         AVERAGE      Average      Average
                  (dollar amounts in millions)                          BALANCE     YIELDS/RATES     balance  yields/rates
--------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                $   554           4.99%      $   729         5.23%
                    Federal funds sold and securities under
                      resale agreements                                     422           5.31           481         5.46
                    Other money market investments                           80           4.82           128         4.82
                    Trading account securities                              186           5.64           160         5.67
                    Securities:
                      U.S. Treasury and agency securities (a)             5,662           6.78         5,778         6.57
                      Obligations of states and political
                        subdivisions (a)                                     49           7.81            55         8.40
                      Other (a)                                             110           6.89           164         5.89
                    Loans, net of unearned discount (a)                  27,607           8.24        26,949         8.36
                                                                        -------                      -------
                         Total interest-earning assets                   34,670           7.89        34,444         7.92
                  Cash and due from banks                                 2,736                        2,779
                  Premises and equipment                                    577                          558
                  Customers' acceptance liability                           257                          258
                  Net acquired property                                      74                           71
                  Other assets (a)                                        4,518                        3,846
                  Reserve for credit losses                                (521)                        (473)
                  -------------------------------------------------------------------------------------------------------
                         Total assets                                   $42,311                      $41,483
-------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                            $   228           1.45%      $ 1,424         2.38%
shareholders'         Money market and other savings accounts            10,109           2.82         9,646         2.83
equity                Retail savings certificates                         6,903           4.93         6,410         4.90
                      Other time deposits                                 1,994           5.54           822         5.58
                    Deposits in foreign offices                           2,775           4.86         3,958         5.20
                                                                        -------                      -------
                         Total interest-bearing deposits                 22,009           3.97        22,260         3.92
                    Federal funds purchased and securities under
                      repurchase agreements                               1,438           5.40         1,997         5.37
                    Term federal funds purchased                            598           5.58           644         5.62
                    U.S. Treasury tax and loan demand notes                 502           5.28           286         5.18
                    Commercial paper                                         74           5.33           238         5.42
                    Short-term bank notes                                    73           5.70           700         5.89
                    Other funds borrowed                                    348           8.29           276         9.96
                    Notes and debentures (with original
                      maturities over one year)                           2,617           7.05         1,763         7.08
                                                                        -------                      -------
                         Total interest-bearing liabilities              27,659           4.46        28,164         4.39
                  Total noninterest-bearing deposits                      8,187                        7,852
                  Acceptances outstanding                                   257                          258
                  Other liabilities (a)                                   1,551                        1,370
                  -------------------------------------------------------------------------------------------------------
                         Total liabilities                               37,654                       37,644
                  -------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests
                    in Corporation's junior subordinated
                    deferrable interest debentures                          990                           --
                  -------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                3,667                        3,839
                  -------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred
                           securities and shareholders' equity          $42,311                      $41,483
-------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                  7.89 %                     7.92%
                  Cost of funds supporting interest-earning assets                        3.56                       3.60
-------------------------------------------------------------------------------------------------------------------------
Net interest      Taxable equivalent basis                                                4.33%                      4.32%
margin            Without taxable equivalent increments                                   4.30                       4.29
                  --------------------------------------------------------------------------------------------------------

            (a) Amounts and yields exclude adjustments to fair value
                required by FAS No. 115.

            Note: Average rates are annualized and calculated on a
                  taxable equivalent basis, at tax rates

                                                 Three months ended
--------------------------------------------------------------------------------------------------------------------------
     JUNE 30, 1997         March 31, 1997            Dec. 31, 1996            Sept. 30, 1996            June 30, 1996
 AVERAGE    AVERAGE      Average   Average       Average   Average         Average    Average        Average   Average
 BALANCE  YIELDS/RATES   balance  yields/rates   balance  yields/rates     balance   yields/rates    balance  yields/rates
--------------------------------------------------------------------------------------------------------------------------
 $   547      4.89%      $   562       5.09%     $   609       5.53%       $   646        5.28%      $   765       5.11%

     438      5.28           407       5.34          517       5.32            762        5.42           490       5.52
      96      5.36            63       4.00          146       3.19            165        6.88           132       4.65
     210      5.69           161       5.58           96       6.19            169        4.65           181       6.05

   5,470      6.84         5,855       6.72        6,033       6.50          6,406        6.52         6,478       6.48

      47      7.68            51       7.93           22       8.80             23        8.85            48       8.61
     107      7.45           113       6.36          141      12.29            143        7.18           157       5.74
  27,810      8.27        27,403       8.21       27,907       8.28         27,190        8.20        26,819       8.27
 -------                 -------                 -------                   -------                   -------
  34,725      7.93        34,615       7.85       35,471       7.88         35,504        7.75        35,070       7.81
   2,798                   2,674                   2,721                     2,852                     2,802
     581                     573                     566                       557                       561
     255                     260                     231                       260                       271
      72                      75                      77                        74                        75
   4,523                   4,513                   4,048                     3,714                     3,817
    (517)                   (526)                   (476)                     (465)                     (469)
--------------------------------------------------------------------------------------------------------------------------
 $42,437                 $42,184                 $42,638                   $42,496                   $42,127
--------------------------------------------------------------------------------------------------------------------------


 $   228      1.49%      $   227       1.42%     $   226       2.20%       $   260        1.97%      $ 1,241       1.60%
  10,010      2.87        10,209       2.77       10,190       2.75         10,252        2.70         9,746       2.83
   7,081      4.98         6,723       4.88        6,716       4.89          6,575        4.81         6,413       4.83
   1,767      5.71         2,223       5.41        3,188       5.36          2,211        5.38         1,091       5.35
   2,737      4.90         2,814       4.83        3,365       5.05          3,786        5.09         4,038       5.12
 -------                 -------                 -------                   -------                   -------
  21,823      4.02        22,196       3.92       23,685       4.03         23,084        3.94        22,529       3.86

   1,457      5.62         1,417       5.16        1,452       5.36          1,619        5.18         1,959       5.31
     724      5.67           471       5.46          668       5.25            744        5.80           655       5.43
     596      5.39           408       5.11          220       5.20            352        5.14           269       5.14
      67      5.38            82       5.28          180       5.42            214        5.42           227       5.33
      69      5.81            76       5.61          197       5.57            417        5.79           439       5.93
     378      8.28           318       8.30          289      10.25            274        9.37           293       9.61
   2,716      7.01         2,517       7.10        2,519       7.01          2,102        7.02         1,971       7.03
 -------                 -------                 -------                   -------                   -------
  27,830      4.54        27,485       4.38       29,210       4.47         28,806        4.39        28,342       4.34
   8,290                   8,084                   7,884                     8,458                     8,420
     255                     260                     231                       259                       271
   1,470                   1,632                   1,362                     1,176                     1,301
--------------------------------------------------------------------------------------------------------------------------
  37,845                  37,461                  38,687                    38,699                    38,334
--------------------------------------------------------------------------------------------------------------------------

     990                     990                     129                        --                        --
--------------------------------------------------------------------------------------------------------------------------
   3,602                   3,733                   3,822                     3,797                     3,793
--------------------------------------------------------------------------------------------------------------------------

 $42,437                 $42,184                 $42,638                   $42,496                   $42,127
--------------------------------------------------------------------------------------------------------------------------
              7.93%                    7.85%                   7.88%                      7.75%                    7.81%
              3.64                     3.48                    3.68                       3.55                     3.51
--------------------------------------------------------------------------------------------------------------------------
              4.29%                    4.37%                   4.20%                      4.20%                    4.30%
              4.27                     4.34                    4.17                       4.17                     4.27
--------------------------------------------------------------------------------------------------------------------------

approximating 35%, using dollar amounts in thousands and actual number of days in the periods and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES

                                                      Quarter ended                     Six months ended
                                          --------------------------------------     -----------------------
                                          JUNE 30,        March 31,     June 30,     JUNE 30,       June 30,
(in millions)                                 1997           1997           1996         1997           1996
------------------------------------------------------------------------------------------------------------
Provision for credit losses                    $25            $25            $25          $50            $50
Net revenue from acquired property              (3)            (3)            (1)          (6)            (9)
------------------------------------------------------------------------------------------------------------
     Credit quality expense                    $22            $22            $24          $44            $41
------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, decreased $2 million in the second quarter of 1997, compared with the second quarter of 1996, as a result of a $2 million increase in net revenue from acquired property.

A summary of the Corporation's net credit losses is presented on the following page. The $6 million increase in net credit losses, compared with the second quarter of 1996, primarily resulted from a $3 million increase in credit card net credit losses, and a $2 million increase in other consumer credit. Net credit losses were unchanged compared with the first quarter of 1997, reflecting lower domestic commercial losses and lower credit card net credit losses offset by lower international recoveries. The decrease in credit card net credit losses resulted from lower losses in the CornerStone(SM) portfolio. At June 30, 1997, the CornerStone(SM) credit card portfolio had total outstandings of $539 million, compared with $574 million at March 31, 1997, and $631 million at December 31, 1996.

The $10 million increase in net credit losses in the first half of 1997, compared with the first half of 1996, resulted from an increase in credit card net credit losses, partially offset by lower commercial real estate net credit losses and an increase in international loan recoveries. The increase in credit card net credit losses resulted from the return to a more normal level of delinquencies in the CornerStone(SM) portfolio following the creation of the accelerated resolution portfolio in December 1995. The net carrying value of the accelerated resolution portfolio at June 30, 1997, was $9 million, compared with $19 million at March 31, 1997, and $30 million at December 31, 1996.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1996 Annual Report on Form 10-K. The reserve for credit losses totaled $511 million at June 30, 1997, compared with $525 million at December 31, 1996, and $467 million at June 30, 1996. The $44 million increase in the reserve for credit losses from June 30, 1996, reflects the additional fourth quarter 1996 credit loss provision related to the credit card portfolio and $23 million of reserves acquired in the lease financing acquisitions.

The ratio of the loan loss reserve to nonperforming loans at June 30, 1997, was 570%, compared with 556% at year-end 1996 and 361% at June 30, 1996. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio also can vary with shifts in loan portfolio mix. The increase in this ratio from June 30, 1996, primarily resulted from a decrease in the level of nonperforming loans.


                                                            Quarter ended                            Six months ended
                                             ----------------------------------------             ----------------------
CREDIT LOSS RESERVE ACTIVITY (a)             JUNE 30,         March 31,       June 30,            JUNE 30,       June 30,
(dollar amounts in millions)                     1997              1997           1996              1997           1996
-------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                  $ 518            $ 525           $ 468             $ 525          $ 471
Credit losses:
  Domestic:
     Commercial and financial                       1                9               8                10             15
     Commercial real estate                        --                1              --                 1              8
     Consumer credit:
       Credit cards                                33               33              31                66             50
       Consumer mortgage                            1               --               1                 1              4
       Other consumer credit                        6                6               5                12             10
     Lease finance assets                           2               --              --                 2             --
-------------------------------------------------------------------------------------------------------------------------
         Total domestic credit losses              43               49              45                92             87
-------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                      (2)              (4)            (10)               (6)           (12)
     Commercial real estate                        (2)              (3)             (2)               (5)            (7)
     Consumer credit:
       Credit cards                                (3)              (2)             (4)               (5)            (7)
       Consumer mortgage                           (1)              --              (1)               (1)            (2)
       Other consumer credit                       (1)              (3)             (2)               (4)            (4)
     Lease finance assets                          (2)              --              --                (2)            --
-------------------------------------------------------------------------------------------------------------------------
         Total domestic                           (11)             (12)            (19)              (23)           (32)
  International                                    --               (5)             --                (5)            (1)
-------------------------------------------------------------------------------------------------------------------------
         Total recoveries                         (11)             (17)            (19)              (28)           (33)
-------------------------------------------------------------------------------------------------------------------------
Net credit losses (recoveries):
  Domestic:
     Commercial and financial                      (1)               5              (2)                4              3
     Commercial real estate                        (2)              (2)             (2)               (4)             1
     Consumer credit:
       Credit cards                                30               31              27                61             43
       Consumer mortgage                           --               --              --                --              2
       Other consumer credit                        5                3               3                 8              6
     Lease finance assets                          --               --              --                --             --
-------------------------------------------------------------------------------------------------------------------------
         Total domestic                            32               37              26                69             55
  International                                    --               (5)             --                (5)            (1)
-------------------------------------------------------------------------------------------------------------------------
         Total net credit losses                   32               32              26                64             54
Provision for credit losses                        25               25              25                50             50
-------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                        $ 511            $ 518           $ 467             $ 511          $ 467
-------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans           1.82%            1.88%           1.71%             1.82%          1.71%
-------------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                 .46%             .48%            .40%              .47%           .41%
-------------------------------------------------------------------------------------------------------------------------

(a)  Excludes the reserve and net credit losses on segregated assets.

NONINTEREST REVENUE

                                                                    Quarter ended                    Six months ended
                                                          -----------------------------------      ---------------------
                                                          JUNE 30,     March 31,     June 30,      JUNE 30,     June 30,
(in millions)                                                 1997          1997         1996          1997         1996
------------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment revenue:
   Investment management:
     Mutual fund                                              $ 90        $ 87          $ 84        $  177          $167
     Private asset                                              42          42            38            84            73
     Institutional asset                                        41          37            35            78            69
------------------------------------------------------------------------------------------------------------------------
       Total investment management revenue                     173         166           157           339           309
   Administration/Custody:
     Mutual fund                                                33          30            26            63            53
     Private asset                                               4           4             3             8             6
     Institutional trust                                        73          66            62           139           121
------------------------------------------------------------------------------------------------------------------------
       Total administration/custody revenue                    110         100            91           210           180
------------------------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                  283         266           248           549           489
Cash management and deposit transaction charges                 59          56            52           115           101
Mortgage servicing fees                                         53          51            44           104            85
Foreign currency and securities trading revenue                 25          25            20            50            41
Credit card fees                                                25          24            30            49            63
Information services fees                                       13          13            11            26            20
Other                                                           82         101            69           183           178
------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                                       540         536           474         1,076           977
Gains on sale of securities                                     --          --            --            --             1
------------------------------------------------------------------------------------------------------------------------
       Total noninterest revenue                              $540        $536          $474        $1,076          $978
------------------------------------------------------------------------------------------------------------------------
Fee revenue as a percentage of total revenue (FTE)              59%         59%           56%           59%           57%
Trust and investment fee revenue
 as a percentage of total revenue (FTE)                         31%         29%           29%           30%           28%
------------------------------------------------------------------------------------------------------------------------

Fee revenue increased $66 million, or 14%, in the second quarter of 1997, compared with the prior-year period. The increase in fee revenue resulted primarily from a $35 million increase in trust and investment fees, a $9 million increase in mortgage servicing fees and a $7 million increase in cash management and deposit transaction charges.

Total trust and investment fee revenue

The $35 million, or 14%, increase in trust and investment fee revenue in the second quarter of 1997, compared with the prior-year period, resulted from a $16 million, or 10%, increase in investment management revenue and a $19 million, or 19%, increase in administration/custody revenue.

The increase in investment management revenue resulted from a $6 million, or 19%, increase in institutional asset management revenue, a $6 million, or 7%, increase in mutual fund management revenue and a $4 million, or 12%, increase in private asset management revenue. The increases in institutional asset and private asset management revenue resulted primarily from new business and an increase in the market value of assets under management. The higher revenue from the management of mutual funds resulted from a higher average level of mutual fund assets managed at Dreyfus. Mutual fund management fees are discussed further on the following pages.

Buck Consultants, Inc.

The Buck Consultants, Inc. (Buck) acquisition will impact trust and investment fee revenue in the second half of 1997. Buck reported total revenues of approximately $240 million for its fiscal year ended March 31, 1997. Including the full year impact of revenues from a late 1996 acquisition, Buck's annual revenues would have totaled approximately $270 million.

The increase in administration/custody fee revenue resulted from an $11 million, or 17%, increase in institutional trust fees and a $7 million, or 23%, increase in mutual fund administration/custody revenue. These increases resulted primarily from new business and higher transaction volumes, as well as a $6 million increase in securities lending revenue, which is included in institutional trust fees.

In April 1997, the Corporation announced its intention to sell its Corporate Trust business. On July 30, 1997, the Corporation signed a definitive agreement to sell this business to Chase Manhattan Bank. This business generated $26 million of revenue in 1996 including approximately $16 million of fee revenue. The sale is not expected to materially affect the Corporation's earnings and will not affect the Corporation's other trust businesses. It is anticipated that this transaction will be completed in the fourth quarter of 1997.

As shown in the table below, the market value of trust assets under management was $286 billion at June 30, 1997, a $27 billion increase from $259 billion at March 31, 1997. This increase resulted from a general market increase and new business. The equity and fixed income markets both recorded strong performances during the second quarter. At June 30, 1997, compared to March 31, 1997, the S&P 500 index increased 16.9% while the Lehman Brothers Long-Term Government Bond Index increased 5.5%.


MARKET VALUE OF ASSETS UNDER MANAGEMENT IN WHOLLY OWNED AND AFFILIATED
COMPANIES

                                                JUNE 30,   March 31,   Dec. 31,    Sept. 30,    June 30,
(in billions)                                       1997        1997       1996         1996        1996
--------------------------------------------------------------------------------------------------------
Mutual funds managed-proprietary:
    Taxable money market funds:
      Institutions                                  $ 30        $ 27       $ 27         $ 26        $ 25
      Individuals                                      9          10          9           10           9
    Equity funds                                      19          16         15           14          14
    Tax-exempt bond funds                             17          16         17           17          18
    Tax-exempt money market funds                      7           8          7            7           7
    Fixed-income funds                                 4           4          5            5           5
--------------------------------------------------------------------------------------------------------
        Total proprietary mutual funds managed        86          81         80           79          78
Mutual funds managed-nonproprietary                    8           7          7            6           5
--------------------------------------------------------------------------------------------------------
        Total managed mutual fund assets            $ 94        $ 88       $ 87         $ 85        $ 83
Private asset                                         33          28         28           26          26
Institutional asset (a)                              159         143        141          133         127
--------------------------------------------------------------------------------------------------------
        Total market value of assets
          under management                          $286        $259       $256         $244        $236
--------------------------------------------------------------------------------------------------------

(a) Includes assets managed at Pareto Partners of $23 billion at June 30, 1997, $21 billion at March 31, 1997, $20 billion at December 31, $18 billion at September 30, and $16 billion at June 30, 1996. Prior to March 31, 1997, these assets were not included in the prior disclosures of the Corporation's total assets under management following the sale of a portion of the Corporation's ownership of Pareto Partners in the second quarter of 1996. The Corporation has had a 30% equity interest in Pareto Partners since the second quarter of 1996.


The market value of assets under administration/custody, shown in the table on the following page, was $1,306 billion at June 30, 1997, an increase of $245 billion compared with $1,061 billion at March 31, 1997. This increase resulted from $150 billion of assets acquired from Canada Trust on June 30, 1997, by CIBC Mellon, a joint venture in which the Corporation has a 50% equity ownership interest, as well as a general market increase and new business.


MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY IN WHOLLY OWNED AND AFFILIATED COMPANIES

                                                    JUNE 30,        March 31,     Dec. 31,     Sept. 30,     June 30,
(in billions)                                           1997             1997         1996          1996         1996
---------------------------------------------------------------------------------------------------------------------
Institutional trust                                   $1,213 (a)      $   976       $  962          $819         $794
Mutual fund                                               63               58           57            60           57
Private asset                                             30               27           27            26           25
---------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,306           $1,061       $1,046          $905         $876
---------------------------------------------------------------------------------------------------------------------

(a) Includes the $150 billion of assets acquired from Canada Trust on June 30, 1997.

Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the second quarter of 1997 were $85 billion, unchanged from the first quarter of 1997 and up $6 billion from $79 billion in the second quarter of 1996. The increase from the prior-year period resulted primarily from a $4 billion average increase in equity funds. Average proprietary funds managed at Dreyfus, compared with the first quarter of 1997, reflect a $1 billion increase in equity funds, offset by decreases in other mutual funds, principally money market funds. Equity funds averaged $17 billion for the second quarter of 1997 and totaled $19 billion at June 30, 1997.


MANAGED MUTUAL FUND FEE REVENUE

                                                       Quarter ended                  Six months ended
                                            ------------------------------------    ---------------------
                                            JUNE 30,      March 31,     June 30,    JUNE 30,     June 30,
(in millions)                                   1997           1997         1996        1997         1996
---------------------------------------------------------------------------------------------------------
Managed mutual fund fees                         $99            $98          $93        $197         $185
Less:  Fees waived and fund expense
  reimbursements                                   9             11            9          20           18
---------------------------------------------------------------------------------------------------------
    Net managed mutual fund fees                 $90            $87          $84        $177         $167
---------------------------------------------------------------------------------------------------------

Net managed mutual fund fees by
  fund category:
    Proprietary funds:
        Taxable money market funds:
          Institutions                           $16            $15          $14       $  31         $ 28
          Individuals                              9              9           10          18           20
        Equity funds                              26             24           21          50           39
        Tax-exempt bond funds                     24             24           24          48           50
        Tax-exempt money market funds              7              7            7          14           14
        Fixed income funds                         6              5            6          11           12
---------------------------------------------------------------------------------------------------------
             Total proprietary fund fees          88             84           82         172          163
    Nonproprietary fund management fees            2              3            2           5            4
---------------------------------------------------------------------------------------------------------
             Net managed mutual fund fees        $90            $87          $84        $177         $167
---------------------------------------------------------------------------------------------------------

Cash management and deposit transaction charges

The $7 million, or 12%, increase in cash management and deposit transaction charges resulted primarily from higher volumes of business in customer receivables, payables and treasury management products.

Mortgage servicing fees

The $9 million, or 19%, increase in mortgage servicing fees in the second quarter of 1997, compared with the prior-year period, resulted from a higher level of mortgage servicing rights acquired through portfolio acquisitions. At June 30, 1997, the Corporation's total servicing portfolio was $75 billion, comprised of $65 billion of residential and $10 billion of commercial servicing. At June 30, 1996, the total servicing portfolio was $55 billion, comprised of $46 billion of residential and $9 billion of commercial servicing. On July 14, 1997, the Corporation acquired the servicing rights to $7.9 billion of commercial securitized transactions and certain other special transactions. As a result of this acquisition, the Corporation became the second largest servicer of commercial mortgages in the nation.

Foreign currency and securities trading revenue

The $5 million, or 24%, increase in foreign currency and securities trading revenue in the second quarter of 1997, compared with the prior-year period, was attributable to higher foreign exchange fees earned as a result of higher levels of market volatility and customer activity.

Credit card fees

The $5 million, or 17%, decrease in credit card fee revenue in the second quarter of 1997, compared with the second quarter of 1996, resulted from the sale of the AAA credit card portfolio in November 1996 and lower fee revenue from the securitized credit card portfolio, due in part to higher credit losses in this portfolio. Additional information on the effect of the credit card securitization is presented in the table on the following page.

Information services fees

The $2 million, or 15%, increase in information services fee revenue, compared with the second quarter of 1996, resulted from a higher volume of third party ATM transactions processed for network services clients. On July 8, 1997, the Corporation sold 50% of its interest in the R-M Trust Company to the Canadian Imperial Bank of Commerce. The R-M Trust Company offers transfer agency, trustee and related services to Canadian and international organizations. As a result of this transaction, the R-M Trust Company will be renamed CIBC Mellon Trust Company. The Corporation will account for its interest in CIBC Mellon Trust Company under the equity method of accounting. The net results of this joint venture will be recorded as information services fee revenue. The R-M Trust Company reported information services fee revenue of approximately $7 million in the second quarter of 1997. It is expected that this transaction will not have a significant impact on the Corporation's financial results.

Other fee revenue

Other fee revenue was $82 million in the second quarter of 1997, an increase of $13 million compared with the second quarter of 1996. This increase resulted from a $7 million increase in servicing fee revenue from the insurance premium finance loan securitization and a net $6 million increase resulting from the realization of lease residuals, the sale of equity securities and other assets, and higher syndication fees. Additional information on the effect of the loan securitization is presented in the table on page 23.

Second quarter 1997 compared with first quarter 1997

Fee revenue increased $4 million in the second quarter of 1997, compared with the first quarter of 1997. Trust and investment fee revenue increased $17 million, or 6%. This increase resulted from higher transaction volumes, new business and higher market values of assets managed. Other fee revenue decreased $19 million due to the seasonal decrease in the second quarter of 1997 of fees from electronic filing of income tax returns. Substantially all of this revenue is recognized in the first quarter of each year.

Year-to-date 1997 compared with year-to-date 1996

Fee revenue totaled $1,076 million in the first six months of 1997, a $99 million increase compared with the prior-year period, primarily resulting from the same factors responsible for the second quarter 1997 increase as compared to the prior-year period. Partially offsetting this increase was the $28 million gain on the home equity loan securitization that was recorded in other fee revenue during the first quarter of 1996.


LOAN SECURITIZATIONS


The Corporation securitized $950 million of credit card receivables in November 1995, $650 million of home equity loans in March 1996 and $500 million of insurance premium finance loans in December 1996. Securitizations are an effective way to diversify funding sources and manage the size of the balance sheet. The Corporation no longer recognizes net interest revenue on the securitized portfolios, however, the decrease in net interest revenue is substantially offset by increased servicing fee revenue and lower net credit losses. The Corporation continues to service the securitized loans. For analytical purposes, the impact of the securitizations is shown below.


SECURITIZED CREDIT CARD RECEIVABLES

                                            Quarter ended                    Six months ended
                                  ----------------------------------      --------------------
                                  JUNE 30,     March 31,    June 30,      JUNE 30,    June 30,
(in millions)                         1997          1997        1996          1997        1996
----------------------------------------------------------------------------------------------
Lower net interest revenue            $ 22          $ 23        $ 22          $ 45        $ 46
Lower net credit losses                 15            14          12            29          22
Higher fee revenue                       6             9          10            15          23
Lower loans-average                    950           950         950           950         950
----------------------------------------------------------------------------------------------


SECURITIZED HOME EQUITY LOANS

                                            Quarter ended                   Six months ended
                                  ----------------------------------      --------------------
                                  JUNE 30,     March 31,    June 30,      JUNE 30,    June 30,
(in millions)                         1997          1997        1996          1997        1996
----------------------------------------------------------------------------------------------
Lower net interest revenue            $  6          $  6        $  6          $ 12        $  6
Higher fee revenue                       3             4           3             7           3
Lower loans-average                    650           650         650           650         336
----------------------------------------------------------------------------------------------

SECURITIZED INSURANCE PREMIUM                                 Quarter ended                  Six months ended
 FINANCE LOANS                                   -------------------------------------    ---------------------
                                                    JUNE 30,     March 31,    June 30,     JUNE 30,    June 30,
(in millions)                                           1997          1997        1996         1997        1996
---------------------------------------------------------------------------------------------------------------
Lower net interest revenue                             $   7        $    7         $ -        $  14         $ -
Higher fee revenue                                         7             7           -           14           -
Lower loans-average                                      500           500           -          500           -
---------------------------------------------------------------------------------------------------------------


OPERATING EXPENSE

                                                            Quarter ended                 Six months ended
                                                    -------------------------------     -------------------
                                                    JUNE 30,   March 31,   June 30,     JUNE 30,   June 30,
(dollar amounts in millions)                            1997        1997       1996         1997       1996
-----------------------------------------------------------------------------------------------------------
Staff expense                                           $276        $268       $255      $   544     $  532
Net occupancy expense                                     54          52         50          106        106
Professional, legal and other purchased services          46          46         50           92         97
Business development                                      38          37         35           75         68
Equipment expense                                         36          36         36           72         71
Amortization of mortgage servicing assets
  and purchased credit card relationships                 28          28         27           56         55
Amortization of goodwill and
  other intangible assets                                 27          27         24           54         49
Communications expense                                    25          26         24           51         47
Other expense                                             41          45         40           86         84
-----------------------------------------------------------------------------------------------------------
     Operating expense before net
       revenue from acquired property and
       trust-preferred securities expense                571         565        541        1,136      1,109
Trust-preferred securities expense                        19          20         --           39         --
Net revenue from acquired property                        (3)         (3)        (1)          (6)        (9)
------------------------------------------------------------------------------------------------------------
     Total operating expense                            $587        $582       $540       $1,169     $1,100
-----------------------------------------------------------------------------------------------------------
Average full-time equivalent staff                    25,500      25,200     24,600       25,400     24,600
-----------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                      62%         62%        64%          62%        64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense                      59%         59%        61%          59%        62%
-----------------------------------------------------------------------------------------------------------

(a) Operating expense before net revenue from acquired property and trust-preferred securities expense, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sale of securities.


Operating expense before net revenue from acquired property and trust-preferred securities expense increased $30 million, or 5%, in the second quarter of 1997, compared with the prior-year period.

Staff expense increased $21 million, compared with the second quarter of 1996, primarily from higher salaries expense, due in part to the leasing acquisitions, an increase in incentive expense and higher expense of temporary help and contract programmers.

The $3 million increase in the amortization of goodwill and other intangibles, compared with the second quarter of 1996, resulted from the 1996 leasing acquisitions. The increase in other expenses, including net occupancy and business development resulted from expenses in support of revenue growth and acquisitions.

The $19 million of trust-preferred securities expense resulted from the issuance of $1 billion of these securities in December 1996. The proceeds from these securities were used to fund interest-earning assets. See note 13 in the Corporation's 1996 Annual Report on Form 10-K for a further discussion of these securities.

Operating expense before net revenue from acquired property and trust-preferred securities expense increased $6 million in the second quarter of 1997, compared with the first quarter of 1997. This increase primarily resulted from an $8 million increase in staff expense, partially offset by a $4 million decrease in other expense. The increase in staff expense primarily reflects higher incentive expense and higher expense of temporary help and contract programmers.

The Corporation sold 50% of its interest in the R-M Trust Company on July 8, 1997. As a result of this transaction, the Corporation will account for its remaining interest under the equity method of accounting. The net results from this joint venture will be recorded as information services fee revenue. The R-M Trust Company recorded operating expense of approximately $6 million in the second quarter of 1997, primarily in staff expense.

The $27 million increase in operating expense before net revenue from acquired property and trust-preferred securities expense in the first half of 1997, compared with the first half of 1996, primarily resulted from the same factors responsible for the second quarter 1997 increase as compared to the prior-year period. Also impacting this comparison were charges recorded in the first quarter of 1996 of $18 million for the Corporation's retirement enhancement program and $6 million related to the reconfiguration of the retail delivery system.


INCOME TAXES


The provision for income taxes totaled $216 million in the first half of 1997, compared with $205 million in the first half of 1996. The Corporation's effective income tax rate for the first half of 1997 was 36.3%, compared with 36.5% for the first half of 1996. It is currently anticipated that the effective income tax rate will remain at approximately 36.3% for the remainder of 1997.

ASSET/LIABILITY MANAGEMENT

                                                      Three months ended
                                           --------------------------------------------
                                           JUNE 30,         March 31,          June 30,
(average balances in millions)                 1997              1997              1996
---------------------------------------------------------------------------------------
ASSETS:
Money market investments                    $ 1,081           $ 1,032           $ 1,387
Trading account securities                      210               161               181
Securities                                    5,600             6,018             6,658
Loans                                        27,806            27,404            26,798
----------------------------------------------------------------------------------------
       Total interest-earning assets         34,697            34,615            35,024
Noninterest-earning assets                    8,233             8,098             7,541
Reserve for credit losses                      (517)             (526)             (469)
----------------------------------------------------------------------------------------
       Total assets                         $42,413           $42,187           $42,096
---------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                  $33,965           $33,758           $32,058
Wholesale and purchased funds                 8,448             8,429            10,038
---------------------------------------------------------------------------------------
       Funds supporting total assets        $42,413           $42,187           $42,096
---------------------------------------------------------------------------------------


The decrease in the Corporation's average interest-earning assets in the second quarter of 1997, compared with the second quarter of 1996, reflects a $1,058 million decrease in average securities and a $306 million decrease in average money market investments, partially offset by a $1,008 million increase in loans. The decrease in average securities reflects a reduction in deposits with pledging requirements in the second quarter of 1997, compared with the prior-year period. Average loans increased as a result of the lease financing acquisitions and loan growth, partially offset by the AAA credit card sale and the insurance premium finance loan securitization. Excluding the effects of the lease financing acquisitions, the AAA credit card sale and loan securitization, average loans increased approximately $685 million, compared with the prior-year period, primarily as a result of increases in corporate banking, middle market and institutional lending.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year and trust-preferred securities. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $1,652 million in the second quarter of 1997 from the prior-year period, reflecting higher loan levels and a higher level of noninterest-earning assets. The increase in noninterest-earning assets primarily reflects a higher level of goodwill resulting from the lease financing acquisitions and a higher level of mortgage servicing assets. Average core funds increased $1,907 million in the second quarter of 1997 from the prior-year period, primarily reflecting the issuance of the trust-preferred securities in December 1996 and a higher level of notes and debentures. Core funds averaged 96% of core assets in the second quarter of 1997, down from 97% in the first quarter of 1997 and up from 95% in the second quarter of 1996.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, U.S. Treasury tax and loan demand notes, other time deposits, short-term bank notes, commercial paper and other funds borrowed. Average wholesale and purchased funds decreased $1,590 million compared with the prior-year period, primarily reflecting a decrease in deposits in foreign offices, federal funds purchased and securities under repurchase agreements and short-term bank notes, partially offset by an increase in U.S. Treasury tax and loan demand notes and negotiable certificates of deposit. As a percentage of total average assets, average wholesale and purchased funds were 20% in the second quarter of 1997 and the first quarter of 1997, and 24% in the second quarter of 1996.

COMPOSITION OF LOAN PORTFOLIO



The loan portfolio increased $788 million at June 30, 1997, compared with June 30, 1996, as a result of the $1.6 billion of leases acquired in the Mellon US Leasing and Mellon First United Leasing acquisitions. This increase was partially offset by the November 1996 sale of $770 million AAA credit card loans and the December 1996 $500 million insurance premium finance securitization. At June 30, 1997, the composition of the loan portfolio was 59% commercial and 41% consumer.


                                        JUNE 30,        March 31,       Dec. 31,      Sept. 30,       June 30,
(in millions)                               1997             1997           1996           1996           1996
--------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial              $10,796 (a)      $10,518        $10,196        $10,747        $11,014
   Commercial real estate                  1,671 (b)        1,598          1,534          1,564          1,624
   Consumer credit:
     Consumer mortgage                     7,870            7,672          7,772          7,629          7,891
     Credit card                           1,161            1,197          1,296          2,071          2,120
     Other consumer credit                 2,590            2,756          2,640          2,668          2,598
--------------------------------------------------------------------------------------------------------------
         Total consumer credit            11,621           11,625         11,708         12,368         12,609
   Lease finance assets                    2,512            2,477          2,533          2,285            938
--------------------------------------------------------------------------------------------------------------
         Total domestic loans             26,600           26,218         25,971         26,964         26,185
INTERNATIONAL LOANS                        1,544            1,307          1,422          1,265          1,171
--------------------------------------------------------------------------------------------------------------
         Total loans, net of
           unearned discount (c)         $28,144          $27,525        $27,393        $28,229        $27,356
--------------------------------------------------------------------------------------------------------------

(a) Includes $7 million of loans subject to the FDIC loss-sharing arrangement.
(b) Includes $52 million of loans subject to the FDIC loss-sharing arrangement.
(c) Excludes segregated assets.


Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans decreased by $218 million, or 2%, at June 30, 1997, compared to June 30, 1996, primarily as a result of a decrease in money market loans and the $500 million insurance premium finance securitization. These decreases were partially offset by increases in corporate and institutional banking, as well as middle market lending and business banking. Commercial and financial loans represented 38% of the total loan portfolio at June 30, 1997, and 40% at June 30, 1996. At June 30, 1997, nonperforming domestic commercial and financial loans were .12% of total domestic commercial and financial loans, compared with .24% at June 30, 1996. This ratio has been less than 1% for 17 consecutive quarters.

Commercial real estate

The Corporation's $1,671 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are $283 million of loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of investment type real estate. The commercial real estate loan portfolio includes $52 million of loans acquired in the December 1992 Meritor retail office acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC. Domestic commercial real estate loans increased by $47 million, or 3%, at June 30, 1997, compared with June 30, 1996. The increase resulted primarily from new loan originations partially offset by paydowns. Domestic commercial real estate loans were 6% of total loans at June 30, 1997, unchanged from June 30, 1996. Nonperforming commercial real estate loans were .55% of total domestic commercial real estate loans at June 30, 1997, compared with 2.48% at June 30, 1996.

DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS                           Percent of
                                                            June 30,           total loans
(in millions)                                                   1997           outstanding
------------------------------------------------------------------------------------------
Commercial mortgage and construction loans                    $1,336                 5%
Owner-occupied loans                                             283                 1
FDIC loss share loans                                             52                --
------------------------------------------------------------------------------------------
        Total                                                 $1,671                 6%
------------------------------------------------------------------------------------------


Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one- to four-family residential mortgages, fixed-term home equity loans and home equity revolving credit line loans. At June 30, 1997, this portfolio totaled $7,870 million, a $21 million decrease from June 30, 1996. This decrease resulted from the sale of jumbo mortgages, primarily offset by growth in fixed-term home equity loans and an increase in the one- to four-family residential mortgage warehouse portfolio.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans totaled $3.4 billion at June 30, 1997, a decrease of approximately $265 million from June 30, 1996, primarily as a result of loan sales.

Loans secured by one- to four-family residential mortgages increased approximately $50 million to $2.0 billion and fixed-term home equity loans increased approximately $160 million to $1.9 billion. Home equity revolving credit line loans were $619 million at June 30, 1997, an increase of approximately $30 million from June 30, 1996. Nonperforming consumer mortgages were .68% and .73% of total consumer mortgages at June 30, 1997, and June 30, 1996, respectively.

Credit card

At June 30, 1997, credit card loans totaled $1,161 million, a $959 million, or 45%, decrease from June 30, 1996. This decrease primarily resulted from the November 1996 AAA credit card sale and a reduction in the CornerStone(SM) portfolio. Credit card loans are charged off after reaching 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 2.04% at June 30, 1997, compared with 2.25% at March 31, 1997, and 1.64% at June 30, 1996. The past-due ratios at June 30, 1997, and March 31, 1997, reflect the change in the mix of the portfolio following the AAA sale. The CornerStone(SM) credit card portfolio was 47% of total credit cards at June 30, 1997, compared with 34% at June 30, 1996. The CornerStone(SM) credit card product has historically experienced a higher past-due ratio and a higher level of credit losses than the Corporation's other credit card loans. At June 30, 1997, the CornerStone(SM) portfolio totaled $539 million, compared with $574 million at March 31, 1997, and $718 million at June 30, 1996.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans and unsecured personal credit lines, was $2,590 million at June 30, 1997, a decrease of $8 million from June 30, 1996. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans comprised approximately 60% of this portfolio at June 30, 1997.

Lease finance assets

Lease finance assets totaled $2,512 million at June 30, 1997, an increase of $1,574 million compared with June 30, 1996, resulting from the lease financing acquisitions. Lease finance assets represented 9% of the total loan portfolio at June 30, 1997, up from 3% at June 30, 1996. Nonperforming leases were .37% of total leases at June 30, 1997, compared with .38% at June 30, 1996.

International loans

Loans to international borrowers totaled $1,544 million at June 30, 1997, up 32% from $1,171 million at June 30, 1996, primarily due to increased activity with large corporate customers and foreign banks. There were no nonperforming international loans at June 30, 1997.

Assets held for accelerated resolution

In December 1995, the Corporation segregated $193 million of CornerStone(SM) credit card loans, which had a history of delinquency, into an accelerated resolution portfolio. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of this portfolio, which totaled $9 million at June 30, 1997, compared with $19 million at March 31, 1997, and $52 million at June 30, 1996. No revenue will be recorded on this portfolio until the net carrying value is recovered. This portfolio is in other assets on the Corporation's balance sheet.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT
AMOUNTS THAT REPRESENT CREDIT RISK

                                                                June 30,
(in millions)                                              1997          1996
-----------------------------------------------------------------------------
Commitments to extend credit                            $27,259 (a)   $24,384
Standby letters of credit and foreign guarantees          3,881 (b)     3,270
Commercial letters of credit                                104            88
Residential mortgage loans serviced with recourse           112           137
Custodian securities lent with indemnification
  against broker default of return of securities         28,077        19,896
-----------------------------------------------------------------------------

(a) Approximately 23% of these commitments are scheduled to expire within one year, and approximately 86% are scheduled to expire within five years.

(b) Net of participations and cash collateral totaling $419 million.

CAPITAL


SELECTED CAPITAL DATA
(dollar amounts in millions,                      JUNE 30,      March 31,       Dec. 31,      June 30,
 except per share amounts)                            1997           1997           1996          1996
------------------------------------------------------------------------------------------------------
Common shareholders' equity                         $3,377         $3,503         $3,456        $3,332
Common shareholders' equity to assets ratio           7.72%          8.33%          8.11%         7.79%
Tangible common shareholders' equity                $2,180         $2,289         $2,218        $2,426
Tangible common equity to assets ratio (a)            5.13%          5.60%          5.36%         5.79%
Total shareholders' equity                          $3,570         $3,696         $3,746        $3,767
Total shareholders' equity to assets ratio            8.17%         8.79%           8.79%         8.81%
Tier I capital ratio                                  7.94           8.74           8.38          7.51
Total (Tier I plus Tier II) capital ratio            13.24          13.65          13.58         11.89
Leverage capital ratio                                8.20           8.75           8.31          7.24
Book value per common share (b)                     $13.42         $13.60         $13.43        $12.81
Tangible book value per common share (b)              8.66           8.88           8.62          9.33
Closing common stock price (b)                      45.125         36.375          35.50         28.50
Market capitalization                               11,353          9,372          9,134         7,414
Common shares outstanding (000) (b)                251,599        257,662        257,294       260,138
------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

(b) Prior period amounts have been restated to reflect the two-for-one common stock split distributed on June 2, 1997.


On April 15, 1997, the Corporation authorized a two-for-one split of the Corporation's common stock. The two-for-one stock split was structured as a stock dividend of one additional share of common stock paid on each outstanding share of common stock. The additional shares resulting from the split were distributed on June 2, 1997, to shareholders of record at the close of business on May 1, 1997.

Common and total shareholders' equity at June 30, 1997, compared with March 31, 1997, and June 30, 1996, reflects earnings retention offset by net common stock repurchases. The decrease in total shareholders' equity from June 30, 1996, resulted from the December 1996 redemption of the $150 million Series I preferred stock and the February 1997 redemption of the $100 million Series J preferred stock. The reduction in the Corporation's capital ratios at June 30, 1997, compared with prior periods, also reflects the impact of balance sheet growth.

Earnings per common share in the second quarter of 1997 reflects the impact of the repurchase of common shares during 1996 and the first half of 1997. The Corporation's average level of treasury stock was approximately $325 million higher in the second quarter of 1997, compared with the second quarter of 1996. After giving effect to funding the higher level of treasury stock, valued at a short-term funding rate, the lower share count increased earnings per share 1% while ongoing business growth increased earnings per share 12%.

COMMON SHARES OUTSTANDING

                                                      SECOND QUARTER    YEAR TO DATE    Full Year
(in millions)                                                   1997          1997           1996
-------------------------------------------------------------------------------------------------
Beginning shares outstanding                                   257.7         257.3          274.4
Net shares issued for stock-based benefit plans and
  dividend reinvestment plan                                     1.0           2.9            4.5
Shares repurchased                                              (7.1)         (8.6)         (21.6)
--------------------------------------------------------------------------------------------------
       Ending shares outstanding                               251.6         251.6          257.3
-------------------------------------------------------------------------------------------------

During the second quarter of 1997, the Corporation repurchased approximately 3 million shares of common stock, completing the 10 million share repurchase program authorized by the board of directors in May 1996. In addition, during the second quarter of 1997, the Corporation repurchased approximately 3.5 million shares of common stock that were issued in connection with the Buck Consultants, Inc. acquisition on July 1, 1997. Since the beginning of 1995, the Corporation has repurchased approximately 56 million common shares, prior to any reissuances, as well as warrants for 9 million shares of common stock.

The Corporation also announced that its board of directors has authorized the repurchase of up to 6 million additional shares of common stock. In addition, the Corporation has authorized the repurchase of an equivalent number of common shares that will be issued in connection with the acquisition of 1st Business Corporation.


RISK-BASED AND LEVERAGE CAPITAL RATIOS                                                                       June 30,
(dollar amounts in millions)                                                                            1997          1996
---------------------------------------------------------------------------------------------------------------------------
Tier I capital:
   Common shareholders' equity (a)                                                                   $ 3,375       $ 3,362
   Qualifying preferred stock                                                                            193           435
   Trust-preferred securities (b)                                                                        932            --
   Other items                                                                                            (7)           (9)
   Goodwill and certain other intangibles                                                             (1,119)         (808)
---------------------------------------------------------------------------------------------------------------------------
         Total Tier I capital                                                                          3,374         2,980
Tier II capital                                                                                        2,250         1,740
--------------------------------------------------------------------------------------------------------------------------
         Total qualifying capital                                                                    $ 5,624       $ 4,720
--------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
   On-balance-sheet                                                                                  $28,863       $27,710
   Off-balance-sheet                                                                                  13,611        11,973
--------------------------------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                                                                  $42,474       $39,683
Average assets-leverage capital basis                                                                $41,161       $41,175
--------------------------------------------------------------------------------------------------------------------------
Tier I capital ratio (c)                                                                                7.94%         7.51%
Total capital ratio (c)                                                                                13.24         11.89
Leverage capital ratio (c)                                                                              8.20          7.24
--------------------------------------------------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $2 million of unrealized gains and $30 million of unrealized losses, net of tax, on assets classified as available for sale at June 30, 1997 and 1996, respectively, have been excluded.

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

Federal regulators use a capital-based supervisory system for all insured financial institutions. If a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well-capitalized to critically undercapitalized. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at June 30, 1997. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

The increase in the Corporation's regulatory capital ratios, compared with June 30, 1996, reflects the issuance of $1 billion of trust-preferred securities in December 1996 following the decision by the Federal Reserve that accorded these securities Tier I capital status. The trust-preferred securities are not included as a component of total shareholders' equity on the Corporation's balance sheet.

In 1996, the regulatory agencies adopted a proposal to incorporate market risk into the risk-based capital guidelines. This amendment requires any bank or bank holding company whose trading activity is the lesser of 10% or more of its total assets, or $1 billion or greater, to measure its exposure to market risk using its own internal value-at-risk model and to hold capital in support of that exposure. This amendment was effective January 1, 1997, with mandatory compliance by January 1, 1998. The Corporation anticipates that this requirement will have a minimal impact on its risk-based capital ratios.

When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing assets and purchased credit card relationships.


                     JUNE 30,    March 31,     Dec. 31,    June 30,
(in millions)            1997         1997         1996        1996
-------------------------------------------------------------------
Goodwill               $1,089       $1,097       $1,110        $757
-------------------------------------------------------------------

The $332 million increase in goodwill at June 30, 1997, compared with June 30, 1996, resulted from a $296 million increase related to the Mellon US Leasing acquisition and an $84 million increase related to the Mellon First United Leasing acquisition, partially offset by $65 million of amortization. Based upon the current level and amortization schedule, the annual amortization of goodwill over the next 12 months is expected to be approximately $69 million. The annual amortization of goodwill for the full years 1998 through 2002 is expected to be approximately $69 million, $69 million, $68 million, $66 million and $64 million, respectively. The after-tax impact of the annual amortization of goodwill for the full years 1998 through 2002 is expected to be approximately $58 million, $57 million, $57 million, $55 million and $53 million, respectively. The levels of goodwill and purchased core deposit intangibles are expected to increase by approximately $330 million following the acquisitions of Buck and 1st Business Corporation.


                                             JUNE 30,     March 31,    Dec. 31,     June 30,
(in millions)                                    1997          1997        1996         1996
--------------------------------------------------------------------------------------------
Purchased core deposit intangibles               $ 76          $ 82        $ 88         $ 99
Covenants not to compete                           --             2           6           14
Other identified intangibles                       32            33          34           36
--------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles          $108          $117        $128         $149
--------------------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from June 30, 1996, resulted from amortization. Based upon the current level and amortization schedule, the amortization of purchased core deposit and other identified intangibles over the next 12 months will be approximately $26 million. The annual amortization of purchased core deposit and other identified intangibles for the full years 1998 through 2002 is expected to be approximately $26 million, $26 million, $14 million, $8 million and $6 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1998 through 2002 is anticipated to be approximately $17 million, $17 million, $9 million, $5 million and $4 million, respectively.


                                                JUNE 30,    March 31,     Dec. 31,      June 30,
(in millions)                                       1997         1997         1996          1996
------------------------------------------------------------------------------------------------
Mortgage servicing assets                           $960         $822         $745          $650
Purchased credit card relationships                   26           27           29            84
------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships          $986         $849         $774          $734
------------------------------------------------------------------------------------------------


The Corporation capitalized $175 million and $65 million in the second quarters of 1997 and 1996, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $27 million and $24 million in the second quarters of 1997 and 1996, respectively. The estimated fair value of capitalized mortgage servicing assets was $1.1 billion at June 30, 1997. The $58 million decrease in purchased credit card relationships from June 30, 1996, resulted from the AAA credit card sale in November 1996 and amortization.

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


LIQUIDITY AND DIVIDENDS


The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The Corporation also has a $300 million revolving credit agreement, with three years remaining until maturity, and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $601 million during the first half of 1997 to $3,447 million at June 30, 1997. The increase reflected $548 million of net cash provided by financing activities, $39 million of net cash provided by investing activities and $3 million of net cash provided by operating activities. Net cash provided by financing activities primarily reflected an increase in short-term borrowings and the issuance of longer term debt, partially offset by the repurchase of common stock. Net cash provided by investing activities principally reflected a decrease in securities available for sale and proceeds from the sale of loan portfolios, partially offset by loan growth.

In May 1997, Mellon Bank, N.A., the Corporation's principal banking subsidiary, issued $300 million of subordinated debt at a fixed rate of 7.375%, maturing in 2007. This subordinated debt qualifies as Tier II capital for the Corporation's risk-based capital calculation. The remaining increase in long-term debt in the second quarter of 1997 primarily related to medium-term notes. The proceeds from these issues were used for general corporate purposes. There were no contractual maturities of the Corporation's long-term debt during the second quarter of 1997. Contractual maturities of parent term debt will total $200 million in the remainder of 1997, all of which is due in December 1997. At June 30, 1997, the Corporation's senior debt and Mellon Bank, N.A.'s subordinated debt were rated "A2" by Moody's and "A" by Standard & Poor's. On August 1, 1997, Standard & Poor's revised its ratings outlook on the Corporation and its affiliates to positive from stable.

On April 15, 1997, the Corporation announced a 10% increase in the quarterly common stock dividend to $.33 per common share. The increased common dividend was paid on May 15, 1997, to shareholders of record at the close of business on April 30, 1997. This is the sixth quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 161%. The Corporation paid $162 million in common stock dividends in the first half of 1997, compared with $154 million in the prior-year period. In addition, the Corporation paid $10 million in preferred stock dividends during the first half of 1997 and recorded $3 million of issue costs as preferred stock dividends in connection with the redemption of the Series J preferred stock. The common dividend payout ratio was 46% in the second quarter of 1997, compared with 47% in the second quarter of 1996. On a tangible earnings per common share basis, the common dividend payout ratio was 41% in the second quarter of 1997 and 42% in the second quarter of 1996. Based upon shares outstanding at June 30, 1997, and the current quarterly common dividend rate of $.33 per share, annualized dividend requirements for the common and preferred stock are expected to be approximately $350 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation's 1996 Annual Report on Form 10-K. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 1997, of approximately $670 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 1997, and the date of any such dividend declaration. The national bank subsidiaries declared dividends to the parent Corporation of $100 million in the first half of 1997, $400 million in 1996 and $501 million in 1995. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $15 million in the first half of 1997, $21 million in 1996 and $30 million in 1995. In addition, Mellon Bank, N.A. and The Boston Company returned $200 million and $150 million, respectively, of capital to the parent Corporation in 1996.


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

Modeling techniques that are used to estimate the impact of changes in interest rates on the net interest margin are a more relevant method of measuring interest rate risk than the less sophisticated interest rate sensitivity gap table shown on page 35. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers have migrated from lower cost deposit products to higher cost products. Also, customers may choose to refinance fixed rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial options may cause actual results to differ from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 46 of the 1996 Annual Report on Form 10-K.

The table below illustrates the simulation analysis of the impact of a 50, 100 or 200 basis point upward or downward movement in interest rates on net interest revenue, return on common shareholders' equity and earnings per share. This analysis was done assuming that interest-earning asset levels at June 30, 1997, remained constant, that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the June 30, 1997, levels and remaining at those levels thereafter.


INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                        Movements in interest rates from June 30, 1997 rates
--------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                       Increase                           Decrease
  compared with June 30, 1997:                    --------------------------------      -----------------------------
                                                  +50bp       +100bp       +200bp      -50bp     -100bp       -200bp
                                                  -------------------------------      -----------------------------
  Net interest revenue increase/(decrease)         (.4)%       (1.0)%       (2.2)%        .3%        .6%          .6%
  Return on common equity increase/(decrease)      (12) bp      (26) bp      (61) bp      10 bp      18 bp        16 bp
  Earnings per share increase/(decrease)         $(.02)       $(.03)       $(.08)       $.01       $.02         $.02
--------------------------------------------------------------------------------------------------------------------


The anticipated impact on net interest revenue under the 50, 100 and 200 basis point increase scenarios and the increase in net interest revenue under the 50, 100 and 200 basis point decrease scenarios are consistent with the Corporation's cumulative liability sensitive gap position at the one-year repricing period as shown in the interest rate sensitivity gap table on page 35.

The interest rate sensitivity gap table shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at June 30, 1997. The data are based on contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. At June 30, 1997, the Corporation had a liability sensitive interest rate risk position at the one-year repricing period. Generally, a liability sensitive gap indicates that rising interest rates could negatively affect net interest revenue, and falling rates could positively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: U.S. government and federal agency securities, municipal securities, mortgage-backed securities, fixed rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset sensitive $3.7 billion, or 8.5% of total assets, at June 30, 1997. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $4.2 billion in this cumulative asset sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to a liability-sensitive amount of $.5 billion, or 1.2% of total assets. Alternatively, the Corporation could have acquired additional fixed-rate investment securities or other fixed-rate interest-earning assets of $4.2 billion to accomplish this objective. Correspondingly, the Corporation also would have had to acquire a comparable amount of wholesale funds to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.


INTEREST RATE SENSITIVITY GAP AT JUNE 30, 1997
                                                         Repricing period
                                     --------------------------------------------------------
                                     0-30        31-90       91-180      181-365      Over 1
(dollar amounts in millions)         days         days         days        days        year       Total
---------------------------------------------------------------------------------------------------------
Interest-earning assets            $ 9,987      $ 8,874       $3,032       $2,692     $10,513     $35,098
Funds supporting
  interest-earning assets          $ 7,174      $ 8,290       $2,700       $2,716     $14,218     $35,098
---------------------------------------------------------------------------------------------------------
       Subtotal                    $ 2,813      $   584       $  332       $  (24)    $(3,705)    $    --

Off-balance-sheet instruments      $(1,620)     $(2,665)      $  180       $ (116)    $ 4,221     $    --
---------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap      $ 1,193      $(2,081)      $  512       $ (140)    $   516     $    --
---------------------------------------------------------------------------------------------------------
Cumulative gap                     $ 1,193      $  (888)      $ (376)      $ (516)    $    --     $    --
---------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets                      2.7%        (2.0)%        (.9)%       (1.2)%
---------------------------------------------------------------------------------------------------------

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

Managing interest rate risk with off-balance-sheet instruments

The Corporation uses off-balance-sheet instruments, primarily interest rate swaps, in managing its overall interest rate exposure. Interest rate swaps, caps and floors, financial futures and financial options have been approved by the Corporation for managing the overall corporate interest rate exposure. Their usage for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. The Corporation primarily uses non-leveraged generic, callable and index amortizing swaps to accomplish its objectives.

Generic swaps involve the exchange of fixed and variable interest rates based on underlying contractual notional amounts. Indexed amortizing swaps involve the exchange of fixed and variable interest rates; however, their notional amount and maturities vary based on certain underlying indices. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly. Callable swaps are generic swaps with a call option at the option of the counterparty. Callable swaps notional amounts are not based on interest rate indices. The callable swaps entered into by the Corporation are subject to call options in August 1998, November 1998 and February 1999, at the option of the counterparty. If after a specified time period the call options are not exercised, the swaps will remain outstanding until their contractual maturity date. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 23 in the Corporation's 1996 Annual Report on Form 10-K.

MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                Total at
                                                                                                                June 30,
(notional amounts in millions)       1997         1998         1999         2000          2001        2002+         1997
------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount                  $142         $ 30       $   --         $ --          $ --       $  700       $  872
    Weighted average rate:
      Receive                        6.10%        4.63%          --           --            --         6.62%        6.47%
      Pay                            5.72%        4.64%          --           --            --         5.81%        5.76%

Receive fixed/pay floating
  indexed amortizing swaps:
    Notional value                  $  21         $206       $1,818        $ 253          $211       $  491       $3,000
    Weighted average rate:
      Receive                        7.14%        6.33%        5.71%        6.31%         6.36%        7.06%        6.08%
      Pay                            5.85%        5.83%        5.82%        5.83%         5.83%        5.84%        5.82%

Receive fixed/pay floating
 callable swaps: (b)
    Notional value                   $ --         $ --       $  850         $ --          $ --       $  200       $1,050
    Weighted average rate:
      Receive                          --           --        6.91%           --            --         6.79%        6.88%
      Pay                              --           --        5.82%           --            --         5.82%        5.82%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount                  $101         $416       $  203         $ --          $ --       $   15       $  735
    Weighted average rate:
      Receive                        5.69%        5.66%        5.83%          --            --         5.86%        5.72%
      Pay                            6.27%        6.05%        6.20%          --            --         6.63%        6.13%

Other products (c)                   $351         $--        $  --          $ 40          $ --       $   --       $  391
------------------------------------------------------------------------------------------------------------------------

       Total notional amount         $615         $652       $2,871         $293          $211       $1,406       $6,048
------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based on interest rate indices.

(b) Expected maturity dates, based upon interest rates at June 30, 1997, are shown in the table above.

(c) Average rates are not meaningful for these products.


The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $6.0 billion at June 30, 1997, an increase of $.4 billion from $5.6 billion at March 31, 1997. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities to assess its impact on the net interest margin. As discussed on pages 34 and 35, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $3.7 billion, before the utilization of these instruments, to a cumulative one-year liability-sensitive position of $.5 billion at June 30, 1997.

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying rate-sensitive instruments.

                                                              June 30,
(in millions)                                             1997       1996
-------------------------------------------------------------------------
Instruments associated with deposits                    $3,400     $3,786
Instruments associated with other liabilities              722        422
Instruments associated with loans                        1,926        573
-------------------------------------------------------------------------
     Total notional amount                              $6,048     $4,781
-------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in net interest revenue of $7 million and $13 million in the second quarter and first half of 1997, compared with interest revenue of $8 million and $13 million in the second quarter and first half of 1996.

In response to tactical asset/liability management considerations, the Corporation terminated $200 million of pay fixed-rate generic interest rate swaps in the first quarter of 1997. These terminations resulted in a net deferred loss of less than $1 million. This loss will be amortized over the two years remaining on the original hedge. The Corporation amortized $1 million and $2 million of termination gains into net interest revenue in the second quarter and first half of 1997, resulting from terminations in the first quarter of 1997 and full year 1996. No contracts were terminated during the second quarter of 1997.

The estimated unrealized fair value of the Corporation's interest rate management off-balance-sheet instruments at June 30, 1997, was a negative $46 million, compared with a negative $118 million at March 31, 1997. This increase in market value was consistent with the decrease in interest rates during the second quarter of 1997, which had the corresponding effect of decreasing the fair value of on-balance-sheet core deposits. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR INTEREST
RATE RISK MANAGEMENT PURPOSES (a)
                                                            June 30,
(notional amounts in millions)                          1997        1996
------------------------------------------------------------------------
Interest rate agreements:
     Interest rate swaps                              $5,657      $4,689
     Options, caps and floors purchased (b)               40          84
     Futures contracts                                   337           8
     Forward rate agreements                              14          --
Other products                                           137          89
------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with interest rate agreements was $15 million at June 30, 1997, and $4 million at June 30, 1996.

(b) At June 30, 1997 and 1996, there were no options, caps or floors written.

Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps and interest rate caps and floors, to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments, as well as futures and forward contracts, in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the second quarter and first half of 1997, the Corporation recorded $24 million and $47 million of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $19 million and $39 million in the second quarter and first half of 1996. The total notional values of these contracts were $39 billion at both June 30, 1997, and June 30, 1996, and are included on the off-balance-sheet instruments used for trading activities table below.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities was less than $2 million at June 30, 1997.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
                                                                     June 30,
 (notional amounts in millions)                                  1997        1996
---------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                  $12,457     $11,690
     Commitments to sell                                       12,579      11,718
Foreign currency and other option contracts written               606         359
Foreign currency and other option contracts purchased             661         418
Interest rate agreements:
     Interest rate swaps                                        5,499       6,624
     Options, caps and floors purchased                         1,966       3,295
     Options, caps and floors written                           1,975       3,422
     Futures and forward contracts                              3,131         988
---------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $358 million at June 30, 1997, and $297 million at June 30, 1996.

NONPERFORMING ASSETS
                                                     JUNE 30,      March 31,      Dec. 31,    Sept. 30,     June 30,
(dollar amounts in millions)                             1997           1997          1996         1996         1996
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                      $ 90           $ 95          $ 94         $131         $130
Acquired property, net of the OREO reserve                 72             75            80           78           73
--------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets (a)                      $162           $170          $174         $209         $203
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans        .32%           .35%          .35%         .46%         .47%
Total nonperforming assets as a percentage of
  total loans and net acquired property                   .57%           .62%          .63%         .74%         .74%
--------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming assets do not include the $4 million of segregated assets, net of reserves, acquired in the December 1992 Meritor retail office acquisition. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more but are not on nonaccrual status because they are well secured and in the process of collection. Past-due consumer loans, excluding consumer mortgages, are generally not classified as nonaccrual but are charged off on a formula basis upon reaching various stages of delinquency. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1996 Annual Report on Form 10-K.

At June 30, 1997, nonperforming assets totaled $162 million, a decrease of $8 million from March 31, 1997, primarily as a result of the repayment of commercial loans and a $3 million decrease in acquired property. Nonperforming assets decreased $41 million, or 20%, compared with June 30, 1996, primarily as a result of the repayment of commercial real estate loans as well as other repayments, returns to accrual status and credit losses. The ratio of nonperforming assets to total loans and net acquired property was .57% at June 30, 1997, the lowest level in the Corporation's history, compared with .62% at March 31, 1997, and .74% at June 30, 1996. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for 12 consecutive quarters.

NONPERFORMING ASSETS (a)                              JUNE 30,    March 31,      Dec. 31,    Sept. 30,     June 30,
(dollar amounts in millions)                              1997         1997          1996         1996         1996
-------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                               $  11        $  18         $  21        $  30        $  27
  Commercial real estate                                     9           14            16           34           39
  Consumer credit:
     Consumer mortgage                                      54           52            50           52           58
     Other consumer credit                                   5            5             1            1            1
  Lease finance assets                                       9            6             6           14            4
-------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                             88           95            94          131          129
Restructured loans                                           2            -             -            -            1
-------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (b)                      90           95            94          131          130
-------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                      77           80            86           88           84
  Reserve for real estate acquired                          (9)          (9)          (10)         (10)         (11)
--------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                           68           71            76           78           73
  Other assets acquired                                      4            4             4            -            -
-------------------------------------------------------------------------------------------------------------------
         Total acquired property                            72           75            80           78           73
-------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                       $162         $170          $174         $209         $203
-------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Domestic commercial and financial loans               .12%         .17%          .21%         .28%         .24%
     Domestic commercial real estate loans                 .55          .87          1.03         2.15         2.48
     Domestic consumer mortgage loans                      .68          .68           .65          .68          .73
     Domestic lease finance assets                         .37          .27           .23          .62          .38
     Total loans                                           .32          .35           .35          .46          .47
Nonperforming assets as a percentage of
  total loans and net acquired property                    .57          .62           .63          .74          .74
-------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes $10 million, $17 million, $13 million, $49 million and $51 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.


CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED JUNE 30 (a)

                                                             Domestic
                                  -------------------------------------------------------------
                                                                                      Lease              Total
                                   Commercial       Commercial      Consumer         Finance        -----------------
(in millions)                     & Financial      Real Estate       Credit           Assets        1997         1996
---------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $18              $14          $57              $ 6         $95         $177
  Additions                                 3                1           11                7          22           24
  Payments (b)                             (6)              (5)          (5)              (3)        (19)         (47)
  Return to accrual status                 --               (1)          (3)              --          (4)          (6)
  Credit losses                            (2)              --           (1)              (1)         (4)          (8)
  Transfers to acquired property           --               --           --               --          --          (10)
---------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30            $13              $ 9          $59              $ 9         $90         $130
---------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.

CHANGE IN NONPERFORMING LOANS FOR THE SIX MONTHS ENDED JUNE 30 (a)

                                                       Domestic
                                  ------------------------------------------------
                                                                             Lease           Total
                                   Commercial    Commercial   Consumer     Finance       -------------
(in millions)                     & Financial   Real Estate    Credit       Assets       1997     1996
------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $21           $16       $51          $ 6        $94     $167
  Additions                                51             4        24            9         88       77
  Payments (b)                            (48)           (6)       (8)          (3)       (65)     (58)
  Return to accrual status                 --            (4)       (5)          (2)       (11)     (17)
  Credit losses                           (11)           (1)       (1)          (1)       (14)     (26)
  Transfers to acquired property           --            --        (2)          --         (2)     (13)
------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30            $13          $  9       $59          $ 9        $90     $130
------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.


ADDITIONAL NONPERFORMING LOAN DATA (a)                          June 30,
(dollar amounts in millions)                                 1997      1996
---------------------------------------------------------------------------
Book balance                                                $ 90      $130
Contractual balance                                          105       172
Book balance as a percentage of contractual balance           85%       75%
Interest receipts applied to reduce principal:
  Second quarter                                            $ --      $  2
  Year-to-date                                                --         3
Interest receipts recognized in interest revenue:
  Second quarter                                               2         3
  Year-to-date                                                 5         6
---------------------------------------------------------------------------

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


IMPAIRED LOANS

                                                   Three months ended
                                                        June 30,
(dollar amounts in millions)                         1997      1996
-------------------------------------------------------------------
Impaired loans (a)                                    $22       $67
Average impaired loans                                 28        84
Interest revenue recognized on impaired loans (b)       2         3

---------------------
(a) Includes $7 million and $13 million of impaired loans with a related impairment reserve of $1 million and $2 million at June 30, 1997, and June 30, 1996, respectively.

(b) All income was recognized using the cash basis method of income recognition.

Acquired property totaled $72 million at June 30, 1997, $75 million at March 31, 1997, and $73 million at June 30, 1996.

CHANGE IN ACQUIRED PROPERTY                                          Three months ended           Six months ended
                                                                           June 30,                   June 30,
 (in millions)                                                         1997       1996             1997       1996
------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                    $71        $73              $76        $69
Foreclosures                                                              2         11                5         15
Sales                                                                    (5)        (7)             (13)       (11)
Write-downs, losses, OREO provision and other                            --         (4)              --         --
------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                           68         73               68         73
Other acquired assets                                                     4         --                4         --
------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve (a)               $72        $73              $72        $73
------------------------------------------------------------------------------------------------------------------

(a)  Excludes segregated assets.

The Corporation recognizes any estimated potential decline in the value of OREO between appraisal dates on a property-by-property basis through periodic additions to the OREO reserve. Write-downs charged against this reserve are taken when OREO is sold at a loss or upon the receipt of appraisals that indicate a deterioration in the fair value of the property. Activity in the Corporation's OREO reserve is presented in the table below.


CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)          Three months ended           Six months ended
                                                                         June 30,                   June 30,
(in millions)                                                     1997           1996           1997        1996
----------------------------------------------------------------------------------------------------------------
Beginning balance                                                   $9           $13            $10         $18
Write-downs on real estate acquired                                 --            (2)            --          (3)
Provision                                                           --            --             (1)         (4)
----------------------------------------------------------------------------------------------------------------
Ending balance                                                      $9           $11            $ 9         $11
----------------------------------------------------------------------------------------------------------------

The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.


PAST-DUE LOANS                        JUNE 30,      March 31,       Dec. 31,       Sept. 30,       June 30,
(dollar amounts in millions)              1997           1997           1996            1996           1996
-----------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                               $ 38           $  37           $ 35            $ 35           $ 35
     Ratio (a)                             .48%            .48%           .45%           .45%           .44%
   Credit card (b)                          24              27             29              38             35
     Ratio (a)                            2.04%           2.25%          2.24%          1.84%          1.64%
   Student - government guaranteed          38              40             47              50             30
     Ratio (a)                            2.46%           2.52%          3.01%          3.23%          2.00%
   Other consumer                            2               1              2               1              1
     Ratio (a)                             .15%            .13%           .18%           .13%           .13%
-----------------------------------------------------------------------------------------------------------
        Total consumer                     102             105            113             124            101
          Ratio (a)                        .88%            .91%           .97%          1.00%           .80%
-----------------------------------------------------------------------------------------------------------
Commercial (c)                               9              12             10               8              7
-----------------------------------------------------------------------------------------------------------
        Total past-due loans              $111           $ 117           $123            $132          $ 108
-----------------------------------------------------------------------------------------------------------

(a) 90 days or more past due as a percentage of quarter-end loan balances.

(b) Excludes past due CornerStone(sm) credit card loans included in the accelerated resolution portfolio.

(c) Includes lease finance assets.

CONSOLIDATED BALANCE SHEET


Mellon Bank Corporation (and its subsidiaries)

                                                                            JUNE 30,      March 31,        Dec. 31,     June 30,
                (dollar amounts in millions)                                    1997           1997            1996         1996
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                      $ 3,447        $ 2,915         $ 2,846      $ 2,765
                Federal funds sold and securities under resale agreements        674            197             460          291
                Interest-bearing deposits with banks                             466            614             419          810
                Other money market investments                                   120             48             113          157
                Trading account securities                                       112            110              84          112
                Securities available for sale                                  3,333          3,376           4,111        4,450
                Investment securities (approximate fair value
                  of $2,257, $2,274, $2,365 and $2,481)                        2,249          2,306           2,375        2,515
                Loans, net of unearned discount of $48, $50, $57 and $59      28,144         27,525          27,393       27,356
                Reserve for credit losses                                       (511)          (518)           (525)        (467)
                                                                            ---------      ---------      ----------      -------
                       Net loans                                              27,633         27,007          26,868       26,889
                Customers' acceptance liability                                  300            265             238          251
                Premises and equipment                                           581            572             569          556
                Goodwill and other intangibles                                 1,197          1,214           1,238          906
                Mortgage servicing assets and purchased
                  credit card relationships                                      986            849             774          734
                Acquired property, net of reserves of $9, $9, $10 and $11         72             75              80           73
                Other assets                                                   2,542          2,520           2,421        2,260
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                          $43,712        $42,068         $42,596      $42,769
                ----------------------------------------------------------------------------------------------------------------

Liabilities     Noninterest-bearing deposits in domestic offices             $ 9,483        $ 8,371         $ 8,692      $ 8,506
                Interest-bearing deposits in domestic offices                 19,431         18,887          19,965       18,752
                Interest-bearing deposits in foreign offices                   2,412          2,678           2,717        4,446
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                         31,326         29,936          31,374       31,704
                U.S. Treasury tax and loan demand notes                          908            730             474          604
                Term federal funds purchased                                     829            580             481          560
                Federal funds purchased and securities under
                  repurchase agreements                                          790          1,368             742        1,801
                Short-term bank notes                                             63             35             135          330
                Commercial paper                                                  58             50             122          187
                Other funds borrowed                                             351            367             293          279
                Acceptances outstanding                                          300            265             238          251
                Other liabilities                                              1,568          1,539           1,483        1,315
                Notes and debentures (with original
                  maturities over one year)                                    2,959          2,512           2,518        1,971
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                      39,152         37,382          37,860       39,002
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests
preferred         in Corporation's junior subordinated
securities        deferrable interest debentures                                 990            990             990           --
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                  193            193             290          435
equity          Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 400,000,000 shares
                    Issued - 294,330,960 (a); 147,165,480; 147,165,480 and
                      147,165,480 shares                                         147             74              74           74
                Additional paid-in capital                                     1,812          1,875           1,866        1,855
                Retained earnings                                              2,664          2,569           2,480        2,297
                Net unrealized gain (loss) on assets available
                for sale, net of tax                                               2            (38)             (1)         (30)
                Treasury stock of  42,732,010 (a); 18,334,060;
                  18,518,290; and 17,096,369 shares, at cost                  (1,248)          (977)           (963)        (864)
                -----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                       3,377          3,503           3,456        3,332
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                              3,570          3,696           3,746        3,767
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities
                         and shareholders' equity                            $43,712        $42,068         $42,596      $42,769
                ----------------------------------------------------------------------------------------------------------------

          (a) Reflects the two-for-one stock split distributed on June 2, 1997.

          See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT


Mellon Bank Corporation (and its subsidiaries)

                                                                                                         Six months ended
                                                                                                    JUNE 30,           June 30,
(in millions, except per share amounts)                                                                 1997               1996
-------------------------------------------------------------------------------------------------------------------------------
Interest revenue    Interest and fees on loans (loan fees of $36 and $48)                             $1,124             $1,116
                    Interest-bearing deposits with banks                                                  14                 19
                    Federal funds sold and securities under resale agreements                             11                 13
                    Other money market investments                                                         2                  3
                    Trading account securities                                                             5                  4
                    Securities                                                                           195                195
                    -----------------------------------------------------------------------------------------------------------
                        Total interest revenue                                                         1,351              1,350
-------------------------------------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                         367                332
                    Deposits in foreign offices                                                           67                102
                    Federal funds purchased and securities under repurchase agreements                    38                 53
                    Other short-term borrowings                                                           48                 66
                    Notes and debentures                                                                  91                 62
                    -----------------------------------------------------------------------------------------------------------
                         Total interest expense                                                          611                615
-------------------------------------------------------------------------------------------------------------------------------
Net interest             Net interest revenue                                                            740                735
revenue             Provision for credit losses                                                           50                 50
                    -----------------------------------------------------------------------------------------------------------
                         Net interest revenue after provision for losses                                 690                685
-------------------------------------------------------------------------------------------------------------------------------
Noninterest         Trust and investment fees                                                            549                489
revenue             Cash management and deposit transaction charges                                      115                101
                    Mortgage servicing fees                                                              104                 85
                    Foreign currency and securities trading                                               50                 41
                    Credit card fees                                                                      49                 63
                    Information services fees                                                             26                 20
                    Other income                                                                         183                178
                    -----------------------------------------------------------------------------------------------------------
                         Total fee revenue                                                             1,076                977
                    Gains on sales of securities                                                          --                  1
                    -----------------------------------------------------------------------------------------------------------
                         Total noninterest revenue                                                     1,076                978
-------------------------------------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                        544                532
expense             Net occupancy expense                                                                106                106
                    Professional, legal and other purchased services                                      92                 97
                    Business development                                                                  75                 68
                    Equipment expense                                                                     72                 71
                    Amortization of mortgage servicing assets and purchased credit card relationships     56                 55
                    Amortization of goodwill and other intangible assets                                  54                 49
                    Communications expense                                                                51                 47
                    Other expense                                                                         86                 84
                    Trust-preferred securities expense                                                    39                 --
                    Net revenue from acquired property                                                    (6)                (9)
                    ------------------------------------------------------------------------------------------------------------
                         Total operating expense                                                       1,169              1,100
-------------------------------------------------------------------------------------------------------------------------------
Income              Income before income taxes                                                           597                563
                    Provision for income taxes                                                           216                205
                    -----------------------------------------------------------------------------------------------------------
                         Net income                                                                      381                358
                    Dividends on preferred stock                                                          13                 20
                    -----------------------------------------------------------------------------------------------------------
                         Net income applicable to common stock                                        $  368             $  338
-------------------------------------------------------------------------------------------------------------------------------
Per common          Primary net income                                                                $ 1.41             $ 1.25
share (a)           Fully diluted net income                                                          $ 1.40             $ 1.25
                    -----------------------------------------------------------------------------------------------------------

              (a) Prior period per common share amounts have been
                  restated to reflect the two-for-one common stock split distributed on June 2, 1997.

              See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND


Mellon Bank Corporation (and its subsidiaries)
                                                                       JUNE 30,   March 31,   Dec. 31,   Sept. 30,    June 30,
(in millions, except per share amounts)                                    1997        1997       1996        1996        1996
------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                     of $19, $17, $24, $24 and $24)                        $571        $553       $579        $558        $550
                  Interest-bearing deposits with banks                        7           7          8           9          10
                  Federal funds sold and securities under
                   resale agreements                                          6           5          7          10           7
                  Other money market investments                              1           1          1           3           1
                  Trading account securities                                  3           2          1           2           2
                  Securities                                                 96          99        103         108         107
                  ------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                684         667        699         690         677
------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                              186         181        197         180         165
                  Deposits in foreign offices                                33          34         43          49          51
                  Federal funds purchased and securities
                   under repurchase agreements                               20          18         20          21          26
                  Other short-term borrowings                                28          20         24          31          29
                  Notes and debentures                                       47          44         44          37          34
                  ------------------------------------------------------------------------------------------------------------
                      Total interest expense                                314         297        328         318         305
------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                  370         370        371         372         372
revenue           Provision for credit losses                                25          25         80          25          25
                  ------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for losses       345         345        291         347         347
------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fees                                 283         266        259         246         248
revenue           Cash management and deposit transaction charges            59          56         56          54          52
                  Mortgage servicing fees                                    53          51         49          46          44
                  Foreign currency and securities trading                    25          25         19          20          20
                  Credit card fees                                           25          24         28          29          30
                  Information services fees                                  13          13         16          14          11
                  Gain on sale of credit card portfolio                       -           -         57           -           -
                  Other income                                               82         101         82          67          69
                  ------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                     540         536        566         476         474
                  Gains on sales of securities                                -           -          3           -           -
                  ------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                             540         536        569         476         474
------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                             276         268        267         256         255
expense           Net occupancy expense                                      54          52         49          50          50
                  Professional, legal and other purchased services           46          46         50          48          50
                  Business development                                       38          37         34          35          35
                  Equipment expense                                          36          36         39          35          36
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                   28          28         25          27          27
                  Amortization of goodwill and other intangible assets       27          27         27          24          24
                  Communications expense                                     25          26         25          24          24
                  Other expense                                              41          45         43          38          40
                  Trust-preferred securities expense                         19          20          3          --          --
                  Net revenue from acquired property                         (3)         (3)        (3)         (1)         (1)
                  -------------------------------------------------------------------------------------------------------------
                     Total operating expense                                587         582        559         536         540
------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                298         299        301         287         281
                  Provision for income taxes                                108         108        107         106         102
                  ------------------------------------------------------------------------------------------------------------
                     Net income                                             190         191        194         181         179
                  Dividends on preferred stock                                4           9         15           9          10
                  ------------------------------------------------------------------------------------------------------------
                     Net income applicable to common stock                 $186        $182       $179        $172        $169
------------------------------------------------------------------------------------------------------------------------------
Per common        Primary net income                                       $.72        $.69       $.68        $.66        $.63
share (a)         Fully diluted net income                                 $.71        $.69       $.67        $.66        $.63
                  ------------------------------------------------------------------------------------------------------------

            (a) Prior-period per common share amounts have been restated
                to reflect the two-for-one common stock split distributed on June 2, 1997.

            See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)

                                                                                                           Six months ended
                                                                                                               June 30,
                           (in millions)                                                                  1997          1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                       $381        $358
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                           Amortization of goodwill and other intangible assets                               54          49
                           Amortization of mortgage servicing assets and
                             purchased credit card relationships                                              56          55
                           Depreciation and other amortization                                                53          51
                           Deferred income tax expense                                                        45          30
                           Provision for credit losses                                                        50          50
                           Provision for real estate acquired and other losses                                 2          (4)
                           Net gains on dispositions of acquired property                                     (6)         (5)
                           Net increase in accrued interest receivable                                        (7)         (5)
                           Net increase in trading account securities                                        (23)        (47)
                           Net decrease in accrued interest payable,
                             net of amounts prepaid                                                          (14)         (5)
                           Net (increase) decrease in residential mortgages held for sale                   (315)        160
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                             (268)       (107)
                           Net increase in other operating activities                                         (5)        (42)
                           -------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                                    3         538
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                              (54)       (332)
                           Net increase in federal funds sold and securities
                             under resale agreements                                                        (214)        (66)
                           Funds invested in securities available for sale                                (3,522)     (5,167)
                           Proceeds from sales of securities available for sale                            1,114         378
                           Proceeds from maturities of securities available for sale                       3,197       3,262
                           Funds invested in investment securities                                           (20)       (213)
                           Proceeds from maturities of investment securities                                 145         214
                           Net decrease (increase) in credit card receivables                                 75        (256)
                           Home equity lines of credit securitized                                            --         650
                           Net principal disbursed on loans to customers                                  (1,332)       (707)
                           Loan portfolio purchases                                                           (4)       (186)
                           Proceeds from the sales of loan portfolios                                        783         601
                           Purchases of premises and equipment                                               (63)        (60)
                           Proceeds from sales of acquired property                                           19          16
                           Net increase in other investing activities                                        (85)        (80)
                           -------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) investing activities                         39      (1,946)
----------------------------------------------------------------------------------------------------------------------------





                                  (continued)

MELLON BANK CORPORATION (and its subsidiaries)

                                                                                                             Six months ended
                                                                                                                 June 30,
                           (in millions)                                                                  1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in transaction and savings deposits                               1,775              113
financing activities       Net (decrease) increase in customer term deposits                             (1,823)           2,330
                           Net increase in federal funds purchased and
                             securities under repurchase agreements                                          48              210
                           Net decrease in short-term bank notes                                            (72)            (727)
                           Net increase (decrease) in term federal funds purchased                          348             (345)
                           Net increase in U.S. Treasury tax and loan demand notes                          434              314
                           Net decrease in commercial paper                                                 (64)             (97)
                           Repurchase and repayments of longer-term debt                                     (9)             (21)
                           Net proceeds from issuance of longer-term debt                                   450              549
                           Proceeds from issuance of common stock                                            37               24
                           Dividends paid on common and preferred stock                                    (176)            (174)
                           Repurchase of common stock for employee benefit purposes                          --             (192)
                           Repurchase of common stock-other                                                (358)            (249)
                           Redemption of preferred stock                                                    (97)              --
                           Net increase in other financing activities                                        55               89
                           -----------------------------------------------------------------------------------------------------
                                 Net cash provided by financing activities                                  548            1,824
                           Effect of foreign currency exchange rates                                         11                7
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net increase in cash and due from banks                                          601              423
due from banks             Cash and due from banks at beginning of period                                 2,846            2,342
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                      $3,447           $2,765
                           -----------------------------------------------------------------------------------------------------

Supplemental               Interest paid                                                                 $  625           $  620
disclosures                Net income taxes paid                                                            159              161
--------------------------------------------------------------------------------------------------------------------------------

                   See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Mellon Bank Corporation (and its subsidiaries)

                                                                                                            Six months ended
                                                                                                                June 30,
                           (dollar amounts in millions, except per share amounts)                         1997            1996
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity       Balance at beginning of period                                               $3,746           $4,025
                           Net income                                                                      381              358
                           Dividends on common stock at $.63 per share in 1997
                             and $.575 per share in 1996                                                  (162)            (154)
                           Dividends on preferred stock:
                             Series I                                                                       --               (7)
                             Series J                                                                       (4)              (4)
                             Series K                                                                       (9)              (9)
                           Common stock issued under dividend reinvestment and
                             common stock purchase plan                                                     11                8
                           Series J preferred stock redemption                                             (97)              --
                           Exercise of stock options                                                        49               29
                           Repurchase of common stock for employee benefit purposes and
                             the dividend reinvestment and common stock purchase plan                       --             (192)
                           Repurchase of common stock-other                                               (358)            (249)
                           Net unrealized gain (loss) on assets available for sale, net of tax               3              (48)
                           Other                                                                            10               10
                           ----------------------------------------------------------------------------------------------------
                           Balance at end of period                                                     $3,570           $3,767
                           ----------------------------------------------------------------------------------------------------

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

All per common share and average common share information has been restated for the two-for-one common stock split that was distributed on June 2, 1997.

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

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) and makes the U.S. standard for computing EPS more comparable with the EPS standards of other countries. The Corporation currently presents EPS as computed under APB Opinion No. 15. Opinion No. 15 requires entities with complex capital structures to present both primary and fully diluted EPS. Primary EPS is based on common shares outstanding and securities that are common stock equivalents. Fully diluted EPS is based on common shares outstanding and all potential issuances of common stock that would reduce EPS. FAS No. 128 supersedes Opinion No. 15 and requires that basic EPS and diluted EPS be presented. Basic EPS will be based on only the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS under FAS No. 128 will be essentially the same as fully diluted EPS under Opinion No. 15, with some minor computational differences. Under FAS No. 128, basic and diluted earnings per share would have been $1.43 and $1.41, respectively, for the six months ended June 30, 1997, and $1.27 and $1.25, respectively, for the six months ended June 30, 1996. Actual primary and fully diluted earnings per share amounts for the six months ended June 30, 1997, were $1.41 and $1.40, respectively, compared with $1.25 and $1.25, respectively, for the six months ended June 30, 1996. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

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

On January 28, 1997, the Securities and Exchange Commission adopted rules to clarify and expand existing disclosure requirements about derivatives and other financial instruments as well as derivative commodity instruments. These rules require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments. These rules also expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. Accounting policy disclosures are required in the first quarterly report filed for a period ended after June 15, 1997. Following are the Corporation's derivative accounting policy disclosures.

Note 2 -- Adoption of Financial Accounting Standards (continued)

Off-balance-sheet instruments used for interest rate risk management

The Corporation enters into interest rate swaps, interest rate caps and floors, financial futures and financial options to manage its sensitivity to interest rate risk. This is accomplished by using these instruments to offset the inherent price or interest rate risk of specific on-balance-sheet assets or liabilities. The Corporation also uses total return swaps to offset the inherent market value risk of investments in start-up mutual funds. These instruments are designated as hedges on the trade date and are highly correlated with the financial instrument being hedged. High correlation is achieved if one of the following conditions holds true: The hedge instrument and the financial instrument being hedged are both of the same currency and fixed rate; the hedge instrument is structurally similar to the instrument being hedged; or a mathematical correlation analysis is performed and correlation has been found to be high. Hedge correlation of interest rate or market value risk management positions is reviewed periodically. If a hedged instrument is sold or matures, or correlation criteria are no longer met, the risk management position is no longer accounted for as a hedge. Under these circumstances, the accumulated change in market value of the hedge is recognized in current income to the extent that the hedge results have not been offset by the effects of interest rate or price changes of the hedged item.

Tactical asset/liability management considerations require the Corporation to periodically terminate hedge instruments. Any deferred gain or loss resulting from the termination is amortized to income/expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument.

The Corporation also enters into off-balance-sheet contracts to hedge anticipated transactions. If it is determined that an anticipated transaction that has been hedged will not occur, the results of the hedge will be recognized currently in the income category where the original anticipated transaction was to be reported.

Interest revenue or interest expense on hedge transactions is accrued over the term of the agreement as an adjustment to the yield or cost of the related asset or liability. Transaction fees are deferred and amortized to interest revenue or interest expense over the term of the agreement. Realized gains and losses are deferred and amortized over the life of the hedged transaction as interest revenue or interest expense, and any unamortized amounts are recognized as income or loss at the time of disposition of the assets or liabilities being hedged. Amounts payable to or receivable from counterparties are included in other liabilities or other assets. The fair values of interest rate swaps, caps and floors, financial futures and financial options used for interest rate risk management are not recognized in the financial statements. Changes in fair value of total return swaps are recognized in net unrealized gain/loss on assets available for sale within shareholders' equity.

Off-balance-sheet instruments used for trading activities

The Corporation enters into foreign exchange contracts, futures and forward contracts, currency and interest rate option contracts, interest rate swaps and interest rate caps and floors to accommodate customers and for its proprietary trading activities. Realized and unrealized changes in the fair value of these instruments are recognized in the Income Statement in foreign currency and securities trading revenue in the period in which the changes occur. Interest revenue and expense on instruments held for trading activities are included in the Income Statement as part of net interest revenue. The fair value of contracts in gain positions is reported on the Balance Sheet in other assets and the fair value of contracts in loss positions is reported in other liabilities.

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


                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
(in millions)                                          1997           1996       1997           1996
----------------------------------------------------------------------------------------------------
Foreign exchange contracts                              $23            $19        $45            $38
Debt instruments                                          1              1          3              2
Interest rate contracts                                   1             --          2             --
Futures contracts                                        --             --         --              1
----------------------------------------------------------------------------------------------------
     Total foreign currency and securities
       trading revenue (a)                              $25            $20        $50            $41
----------------------------------------------------------------------------------------------------

(a) The Corporation recognized an unrealized loss of less than $1 million at June 30, 1997, and an unrealized gain of less than $1 million at June 30, 1996, related to securities held in the trading portfolio.

Note 4 -- Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Note 5 -- Securities

SECURITIES AVAILABLE FOR SALE

                                                  JUNE 30, 1997                                     June 30, 1996
                                  -------------------------------------------     --------------------------------------------
                                  AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
(in millions)                          COST     GAINS      LOSSES      VALUE             cost      Gains     Losses      value
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                        $  177        $--        $--     $  177           $  285        $--        $--     $  285
U.S. agency mortgage-backed           2,229         18         15      2,232            2,027          7         43      1,991
Other U.S. agency                       860          1          1        860            2,068          3         --      2,071
------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities          3,266         19         16      3,269            4,380         10         43      4,347
Obligations of states and
  political subdivisions                 44         --         --         44               23         --         --         23
Other mortgage-backed                     3         --         --          3                6         --         --          6
Other securities                         17         --         --         17               63         11         --         74
------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                      $3,330        $19        $16     $3,333           $4,472        $21        $43     $4,450
------------------------------------------------------------------------------------------------------------------------------

Note: There were no gross realized gains in the first half of 1997. Gross realized gains were $1 million in the first half of 1996. There were no gross realized losses in the first half of 1997. Gross realized losses were less than $1 million in the first half of 1996. Proceeds from the sale of securities available for sale totaled $1,114 million and $378 million in the first half of 1997 and 1996, respectively.

INVESTMENT SECURITIES

                                                JUNE 30, 1997                                          June 30, 1996
                                      -----------------------------------------         ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $   34        $ 2         $1    $   35            $   25         $1        $ 1     $   25
U.S. agency mortgage-backed               2,124         12          5     2,131             2,404          3         38      2,369
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              2,158         14          6     2,166             2,429          4         39      2,394
Other mortgage-backed                        26         --         --        26                33          1         --         34
Other securities                             65         --         --        65                53         --         --         53
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $2,249        $14         $6    $2,257            $2,515         $5        $39     $2,481
----------------------------------------------------------------------------------------------------------------------------------

Note 6 --     Other assets

                                         JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                1997              1997             1996              1996
------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                  $  327            $  317           $  307            $  288
  Other                                        62                67               67                64
Interest receivable                           242               232              235               249
Accounts receivable                           221               227              283               284
Receivables related to
  off-balance-sheet instruments               365               475              329               299
Assets held for accelerated resolution          9                19               30                52
Segregated assets, net of reserve (a)           4                 4               10                22
Other                                       1,312             1,179            1,160             1,002
------------------------------------------------------------------------------------------------------
     Total other assets                    $2,542            $2,520           $2,421            $2,260
------------------------------------------------------------------------------------------------------

(a) Additional information regarding segregated assets is presented in note 8 in the Corporation's 1996 Annual Report on Form 10-K.

Note 7 -- Preferred stock

The following table summarizes the Corporation's preferred stock outstanding. Each series of preferred stock has a par value of $1.00 per share and liquidation preference of $25 per share. The Corporation has authorized 50 million shares of preferred stock. A detailed description of the Corporation's outstanding preferred stock is provided in note 14 in the Corporation's 1996 Annual Report on Form 10-K.

                                                                                           Balances at
                                           Shares          Shares         JUNE 30,       March 31,     Dec. 31,     June 30,
(dollar amounts in millions)           authorized          issued             1997            1997         1996         1996
----------------------------------------------------------------------------------------------------------------------------
8.20% preferred stock (Series K)        8,000,000       8,000,000             $193            $193         $193         $193
8.50% preferred stock (Series J)               --              --               --              --           97           97
9.60% preferred stock (Series I)               --              --               --              --           --          145
----------------------------------------------------------------------------------------------------------------------------
     Total preferred stock                                                    $193            $193         $290         $435
----------------------------------------------------------------------------------------------------------------------------

Note 8 -- Computation of primary and fully diluted net income per common share (a)(b)


                                                                        Quarter ended                         Six months ended
                                                             ------------------------------------          -----------------------
(dollar amounts in millions, except per                      JUNE 30,      March 31,     June 30,          JUNE 30,       June 30,
 share amounts; common shares in thousands)                      1997           1997         1996              1997           1996
----------------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock                            $186           $182         $169              $368           $338
----------------------------------------------------------------------------------------------------------------------------------
Stock and stock equivalents (average shares):
   Common shares outstanding                                  254,508        258,010      262,700           256,243        266,020
   Stock options                                                4,863          5,030        3,758             4,975          3,718
----------------------------------------------------------------------------------------------------------------------------------
         Total stock and stock equivalents                    259,371        263,040      266,458           261,218        269,738
----------------------------------------------------------------------------------------------------------------------------------
Primary net income per common share                              $.72           $.69         $.63             $1.41          $1.25
----------------------------------------------------------------------------------------------------------------------------------


FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (c)                        $186           $182         $169              $368           $338
----------------------------------------------------------------------------------------------------------------------------------
Stock, stock equivalents and potentially
  dilutive items (average shares):
   Common shares outstanding                                  254,508        258,010      262,700           256,243        266,020
   Stock options                                                5,204          5,030        3,924             5,522          4,004
   Common shares issuable upon conversion of
     7-1/4% Convertible Subordinated Capital Notes                104            164          202               134            212
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                259,816        263,204      266,826           261,899        270,236
----------------------------------------------------------------------------------------------------------------------------------
Fully diluted net income per common share                        $.71           $.69         $.63             $1.40          $1.25
----------------------------------------------------------------------------------------------------------------------------------

(a) Prior period amounts have been restated to reflect the two-for-one common stock split distributed on June 2, 1997.

(b) Calculated based on unrounded numbers.

(c) The after-tax benefit of interest expense on assumed conversion of the 7-1/4% Convertible Subordinated Capital Notes was less than
    $1 million for all periods shown.

SELECTED STATISTICAL INFORMATION


DEPOSITS

Mellon Bank Corporation (and its subsidiaries)

                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,         June 30,
(in millions)                                           1997             1997              1996             1996             1996
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $10,385          $10,605           $10,605          $10,414          $10,755
     Retail savings certificates                       7,253            6,742             6,660            6,637            6,507
     Other time deposits                               1,793            1,540             2,700            3,118            1,490
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        19,431           18,887            19,965           20,169           18,752
   Noninterest-bearing                                 9,483            8,371             8,692            9,337            8,506
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            28,914           27,258            28,657           29,506           27,258
Deposits in foreign offices                            2,412            2,678             2,717            3,049            4,446
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $31,326          $29,936           $31,374          $32,555          $31,704
---------------------------------------------------------------------------------------------------------------------------------


SELECTED KEY DATA

                                                                                   Quarter ended
(dollar amounts in millions,                        -----------------------------------------------------------------------------
 except per share amounts,                          JUNE 30,        March 31,          Dec. 31,        Sept. 30,         June 30,
 common shares in thousands)                            1997             1997              1996             1996             1996
---------------------------------------------------------------------------------------------------------------------------------
  Net income per common share (a)                    $  .71           $  .69            $  .67            $  .66          $  .63
  Tangible net income per
    common share (a)(b)                              $  .79           $  .77            $  .75            $  .72          $  .70
  Net income applicable to
    common stock                                     $  186           $  182            $  179            $  172          $  169
  Tangible net income applicable
   to common stock (b)                               $  206           $  203            $  200            $  190          $  187

  Return on common shareholders'
    equity (c)                                         21.9%            21.2%             20.9%             20.6%           20.4%
  Return on tangible common
   shareholders' equity (b)(c)                         37.7%            36.3%             36.6%             31.2%           31.3%
  Return on assets (c)                                 1.79%            1.83%             1.80%             1.71%           1.70%
  Return on tangible assets (b)(c)                     2.04%            2.09%             2.06%             1.92%           1.92%
  Common equity to assets                              7.72%            8.33%             8.11%             7.78%           7.79%
  Tangible common equity to assets (b)                 5.13%            5.60%             5.36%             5.22%           5.79%
  Fee revenue as a percentage of
    total revenue (FTE)                                  59%              59%               58% (d)           56%             56%
  Efficiency ratio excluding
    amortization of intangibles and
    trust-preferred securities expense                   59%              59%               60% (d)           60%             61%
  Average common shares and
    equivalents outstanding (a)                     259,816          263,204           263,412           263,834         266,826
---------------------------------------------------------------------------------------------------------------------------------

(a) Fully diluted.

(b) Excludes the after-tax impact of the amortization of goodwill and other identified intangibles resulting from accounting for business combinations under the purchase method of accounting.

(c) Annualized.  All amounts are based on unrounded numbers.

(d) Excludes the gain on the sale of the AAA credit card portfolio.

Note: Prior period per common share amounts and average shares outstanding have been restated to reflect the two-for-one common stock split distributed on June 2, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Corporation's annual meeting of shareholders held on April 15, 1997, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the following matters were voted upon by shareholders. The number of votes shown below are on a pre-split basis.

         1.  The election of seven directors for a term expiring in 2000:

             Name of Director                      Votes For                 Votes Withheld
             ----------------                      ---------                 --------------
             Burton C. Borgelt                   115,478,622                       507,825
             Carol R. Brown                      115,472,587                       513,860
             Frank V. Cahouet                    115,382,622                       603,785
             C. Frederick Fetterolf              115,425,607                       560,840
             George W. Johnstone                 115,436,256                       550,191
             Andrew W. Mathieson                 115,393,228                       593,219
             Seward Prosser Mellon               115,435,294                       551,153

         2. Approval of the proposal to amend the Corporation's Restated Articles of Incorporation to increase the authorized number of shares of common stock:

                               For:                                    108,992,201
                               Against:                                  6,506,354
                               Abstain:                                    487,907

         3. Ratification of KPMG Peat Marwick LLP as independent public accountants of the Corporation for the year 1997:

                               For:                                    115,415,035
                               Against:                                    294,963
                               Abstain:                                    276,464

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation's incorporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits
         3.1      Restated Articles of Incorporation of Mellon Bank
                  Corporation, as amended and restated as of September 2, 1993.

         3.2      Statement Affecting Series B Preferred Stock, $1.00 Par Value.

         3.3      Statement Affecting Series D Preferred Stock, $1.00 Par Value.

         3.4      Statement Affecting Series H Preferred Stock, $1.00 Par Value.

         3.5      Statement Affecting Series I Preferred Stock, $1.00 Par Value.

         3.6      Statement Affecting Series J Preferred Stock, $1.00 Par Value.

         3.7 Amendment, dated April 16, 1997, to Restated Articles of Incorporation of Mellon Bank Corporation, as amended and restated as of September 2, 1993.

         3.8      By-Laws of Mellon Bank Corporation, as amended effective July 17, 1990.

         4.1      Amendment No. 1, dated as of June 2, 1997, to
                  Shareholder Protection Rights Agreement between Mellon
                  Bank Corporation and Mellon Bank, N.A., as Rights
                  Agent, dated as of October 15, 1996.

         10.1*    Mellon Bank Corporation Long-Term Profit Incentive
                  Plan (1996), as amended effective July 15, 1997.

         10.2*    Mellon Bank Corporation Stock Option Plan for Outside
                  Directors (1989), as amended effective May 1, 1997.

         10.3*    Mellon Bank Corporation Phantom Stock Unit Plan
                  (1995), as amended effective May 1, 1997.

         10.4*    Change in Control Severance Agreement between Mellon
                  Bank Corporation and Frank V. Cahouet, dated as of
                  February 1, 1997, and amended effective July 7, 1997.

         10.5*    Form of Change in Control Severance Agreement between
                  Mellon Bank Corporation and members of the Office of The Chairman.

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

              *   Management contract or compensatory plan arrangement.

(b) Reports on Form 8-K

         During the second quarter of 1997, the Corporation filed the following Current Report on Form 8-K:

         (1) A report dated April 14, 1997, which included, under Items 5 and 7, the Corporation's (i) press release, dated April 14, 1997, announcing the signing of a definitive agreement under which the Corporation will acquire 1st Business Corporation; (ii) press release, dated April 15, 1997, regarding first quarter 1997 results of operations, an increase in the Corporation's common stock dividend and a two-for-one stock split of the Corporation's common stock and; (iii) press release, dated April 15, 1997, announcing shareholder approval of an amendment to its Articles of Incorporation increasing the authorized number of shares of common stock from 200 million to 400 million.


=============================================================================


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MELLON BANK CORPORATION
                                            (Registrant)


Date:  August 11, 1997                       By: STEVEN G. ELLIOTT
                                                -----------------------------
                                                 Steven G. Elliott
                                                 Vice Chairman,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Duly Authorized Officer
                                                 and Principal Financial
                                                 Officer of the Registrant)

CORPORATE INFORMATION

Business          Mellon Bank Corporation is a multibank holding company incorporated under the laws
of the            of Pennsylvania in August 1971 and registered under the Federal Bank Holding
Corporation       Company Act of 1956, as amended. Its principal direct subsidiaries are Mellon
                  Bank, N.A., The Boston Company, Inc., Mellon Bank (DE) National Association,
                  Mellon Bank (MD) National Association and a number of companies known as Mellon
                  Financial Services Corporation. The Corporation also owns a federal savings bank headquartered in Pennsylvania, Mellon Bank, F.S.B. The Dreyfus Corporation, one of
                  the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon
                  Bank, N.A. The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities and various securities-related activities. The Mellon
                  Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The Corporation's principal executive office is located at One Mellon Bank Center, 500 Grant Street, Pittsburgh, PA
                  15258-0001 (Telephone: (412) 234-5000).

Exchange          Mellon Bank Corporation's common and Series K preferred stocks are traded on the
listing           New York Stock Exchange.  The trading symbols are MEL (common stock) and MEL Pr K.
                  The Transfer Agent and Registrar is ChaseMellon Shareholder Services, L.L.C.,
                  P.O. Box 590, Ridgefield Park, NJ  07660-9940.  For more information, please call
                  1 800 205-7699.


Dividend          Subject to approval of the board of directors, dividends are  paid on Mellon
payments          Bank Corporation's  common and preferred stocks on or about the 15th day of
                  February, May, August and November.

Dividend          Under the Dividend Reinvestment and Common Stock Purchase Plan, registered holders
Reinvestment      of Mellon Bank Corporation's common stock may purchase additional common shares at
and Common        the market value for such shares through reinvestment of common dividends and/or
Stock Pur-        optional cash payments. Purchases of shares through optional cash payments are
chase Plan        subject to limitations. Plan details are in a Prospectus, which may be obtained from ChaseMellon Shareholder Services, L.L.C.

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
                                                                           performance

Internet          Mellon: http://www.mellon.com
                  Dreyfus: http://www.dreyfus.com

Shareholder       For a free copy of the Corporation's quarterly earnings news release on Form 8-K,
Publications      as filed with the Securities and Exchange Commission, please send a written request to the Secretary of the Corporation, 1820 One Mellon Bank Center,
                  Pittsburgh, PA 15258-0001. Quarterly earnings and other news releases also can be obtained by fax by calling Company News on Call at 1 800 758-5804 and entering a six-digit code (552187).

                               Index to Exhibits




     Exhibit No.                      Description                                      Method of Filing
     -----------              ---------------------------                            --------------------
         3.1               Restated Articles of Incorporation of Mellon              Previously filed as Exhibit 3.1 to
                           Bank Corporation, as amended and restated                 the Quarterly Report on Form 10-Q
                           as of September 2, 1993.                                  (File No. 1-7410) for the quarter
                                                                                     ended September 30, 1993, and
                                                                                     incorporated herein by reference.

         3.2               Statement Affecting Series B Preferred                    Previously filed as Exhibit 3.2 to
                           Stock, $1.00 Par Value.                                   the Annual Report on Form 10-K
                                                                                     (File No. 1-7410) for the year
                                                                                     ended December 31, 1993, and
                                                                                     incorporated herein by reference.

         3.3               Statement Affecting Series D Preferred                    Previously filed as Exhibit 3.3 to
                           Stock, $1.00 Par Value.                                   the Annual Report on Form 10-K
                                                                                     (File No. 1-7410) for the year
                                                                                     ended December 31, 1994, and
                                                                                     incorporated herein by reference.

         3.4               Statement Affecting Series H Preferred                    Previously filed as Exhibit 3.1 to
                           Stock, $1.00 Par Value.                                   the Quarterly Report on Form 10-Q
                                                                                     (File No. 1-7410) for the quarter
                                                                                     ended March 31, 1995, and
                                                                                     incorporated herein by reference.

         3.5               Statement Affecting Series I Preferred                    Previously filed as Exhibit 3.5 to
                           Stock, $1.00 Par Value.                                   the Annual Report on Form 10-K
                                                                                     (File No. 1-7410) for the year
                                                                                     ended December 31, 1996, and
                                                                                     incorporated herein by reference.

         3.6               Statement Affecting Series J Preferred                    Previously filed as Exhibit 3.6 to
                           Stock, $1.00 Par Value.                                   the Annual Report on Form 10-K
                                                                                     (File No. 1-7410) for the year
                                                                                     ended December 31, 1996, and
                                                                                     incorporated herein by reference.

         3.7               Amendment, dated April 16, 1997, to                       Filed herewith.
                           Restated Articles of Incorporation of Mellon
                           Bank Corporation, as amended and restated
                           as of September 2, 1993.

     Exhibit No.                      Description                                      Method of Filing
     -----------              ---------------------------                            --------------------
         3.8               By-Laws of Mellon Bank Corporation, as                    Previously filed as Exhibit 3.2 to
                           amended effective July 17, 1990.                          Annual Report on Form 10-K
                                                                                     (File No. 1-7410) for the year
                                                                                     ended December 31, 1990, and
                                                                                     incorporated herein by reference.

         4.1               Amendment No. 1, dated as of June 2, 1997,                Filed herewith.
                           to Shareholder Protection Rights Agreement
                           between Mellon Bank Corporation and
                           Mellon Bank, N.A., as Rights Agent, dated as of
                           October 15, 1996.

         10.1*             Mellon Bank Corporation Long-Term Profit                  Filed herewith.
                           Incentive Plan (1996), as amended effective
                           July 15, 1997.

         10.2*             Mellon Bank Corporation Stock Option Plan                 Filed herewith.
                           for Outside Directors (1989), as amended
                           effective May 1, 1997.

         10.3*             Mellon Bank Corporation Phantom Stock Unit                Filed herewith.
                           Plan (1995), as amended effective May 1, 1997.

         10.4*             Change in Control Severance Agreement                     Filed herewith.
                           between Mellon Bank Corporation and
                           Frank V. Cahouet, dated as of February 1, 1997, and
                           amended effective July 7, 1997.

         10.5*             Form of Change in Control Severance Agreement             Filed herewith.
                           between Mellon Bank Corporation and members
                           of the Office of The Chairman.

         12.1              Computation of Ratio of Earnings to Fixed                 Filed herewith.
                           Charges and Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends
                           (parent Corporation).

*  Management contract or compensatory plan arrangement.

     Exhibit No.                      Description                                      Method of Filing
     -----------              ---------------------------                            --------------------
         12.2              Computation of Ratio of Earnings to Fixed                 Filed herewith.
                           Charges and Ratio of Earnings to Combined
                           Fixed Charges and Preferred Stock Dividends
                           (Mellon Bank Corporation and its subsidiaries).

         27.1              Financial Data Schedule, which is submitted               Submitted herewith.
                           electronically to the Securities and Exchange
                           Commission for information only and not filed.