Form 10-Q
period 1997-09-30
MELLON BANK CORP
filed 1997-11-10
CIK 64782

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                                Yes  X        No
                                    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding as of
            Class                                September 30, 1997
            -----                                ------------------
  Common Stock, $.50 par value                          254,577,782

--------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

--------------------------------------------------------------------------------




                                                                      Page No.
                                                                      --------
Part I - Financial Information

Financial Highlights                                                       2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                        3

Financial Statements (Item 1):
    Consolidated Balance Sheet                                            44
    Consolidated Income Statement                                         45
    Consolidated Income Statement - Five Quarter Trend                    46
    Consolidated Statement of Cash Flows                                  47
    Consolidated Statement of Changes in Shareholders' Equity             48

Notes to Financial Statements (includes Item 3)                           49

Selected Statistical Information:
    Deposits                                                              55
    Selected Key Data                                                     55


Part II - Other Information

Legal Proceedings (Item 1)                                                56

Exhibits and Reports on Form 8-K (Item 6)                                 56

Signature                                                                 58

Corporate Information                                                     59

Index to Exhibits                                                         60


Cautionary Statement
--------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.




-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                                   Quarter ended                       Nine months ended
                                                           -------------------------------------           -----------------
(dollar amounts in millions,                               SEPT. 30,       June 30,    Sept. 30,         SEPT. 30,    Sept. 30,
  except per share amounts)                                     1997           1997         1996              1997         1996
-------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income-fully diluted                                  $      .73      $     .71   $      .66 (a)     $    2.13    $    1.91 (a)
Dividends paid                                                   .33            .33          .30 (a)           .96         .875 (a)
Closing common stock price                                     54.75         45.125        29.63 (a)         54.75        29.63 (a)
Book value at period-end                                       14.08          13.42        13.13 (a)         14.08        13.13 (a)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                $      195      $     190   $      181         $     576     $    539
Net income applicable to common stock                            191            186          172               559          510
Dividends paid on common stock                                    85             85           78               247          232
Average common shares and equivalents
  outstanding - fully diluted (in thousands)                 260,682        259,816      263,834 (a)       262,037      268,244 (a)
-------------------------------------------------------------------------------------------------------------------------------
KEY PERFORMANCE MEASURES
Return on average common
  shareholders' equity (annualized)                             21.6%          21.9%        20.6%             21.5%        20.2%
Return on average assets (annualized)                           1.81           1.79         1.71              1.81         1.72
Fee revenue as a percentage
  of total revenue (FTE)                                          63             59           56                61           57
Efficiency ratio (b)                                              65             62           63                63           64
Efficiency ratio excluding amortization
  of intangibles and trust-preferred securities expense           62             59           60                60           61
-----------------------------------------------------------------------------------------------------------------------------
TANGIBLE OPERATING RESULTS (c)
Tangible earnings per common
  share-fully diluted                                         $  .80         $  .79       $  .72 (a)         $2.36        $2.11 (a)
Tangible net income applicable
  to common stock                                                211            206          190               620          565
Return on tangible common
  shareholders' equity (annualized)                             37.6%          37.7%        31.2%             37.2%        30.8%
Return on tangible assets (annualized)                          2.05           2.04         1.92              2.06         1.94
Tangible book value per common share
 at period-end                                                 $8.90          $8.66        $8.58 (a)         $8.90        $8.58 (a)
-------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                           SEPT. 30,       June 30,    Sept. 30,
                                                                1997           1997         1996
------------------------------------------------------------------------------------------------
BALANCES
Loans                                                        $28,279        $28,144      $28,229
Total assets                                                  43,465         43,712       43,676
Deposits                                                      30,189         31,326       32,555
Common shareholders' equity                                    3,585          3,377        3,399
Market capitalization                                         13,938         11,353        7,668
------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Common shareholders' equity to assets                           8.25%          7.72%        7.78%
Tier I capital                                                  8.08           7.94         6.74
Total (Tier I plus Tier II) capital                            13.24          13.24        11.26
Leverage capital                                                8.37           8.20         6.68
------------------------------------------------------------------------------------------------

(a) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.
(b)  See page 23 for the definition of this ratio.
(c)  See page 5 for the definition of tangible operating results.
NOTE:  THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------


Acquisition of Buck Consultants, Inc.

On July 1, 1997, the Corporation acquired Buck Consultants, Inc. (Buck), a leading global benefits consulting firm. Buck is headquartered in New York and has 63 offices in 16 countries. Buck provides a broad array of pension and health and welfare actuarial services, employee benefit, compensation and human resources consulting and administrative services, and total benefits outsourcing to approximately 5,000 clients, ranging from large multinational corporations to small businesses. Buck reported total revenues of approximately $240 million for the fiscal year ended March 31, 1997. Including the full-year impact of revenues from a late 1996 acquisition, Buck's annual revenues would have totaled approximately $270 million. The Corporation issued approximately
3.5 million shares of common stock in connection with this acquisition. These shares were repurchased in the second quarter of 1997.

Pending Acquisition of 1st Business Corporation

On April 14, 1997, the Corporation announced that it had reached a definitive agreement to acquire 1st Business Corporation and its principal subsidiary, 1st Business Bank, a full-service commercial bank serving midsize business firms in southern California. 1st Business Corporation is privately owned. With approximately $1.1 billion in assets, including approximately $500 million in loans and lease finance assets, 1st Business Bank is a state-chartered bank with headquarters in Los Angeles. 1st Business Bank serves approximately 1,700 business customers in the manufacturing, wholesale trade and service industries. 1st Business Bank also provides personal banking services to professionals, entrepreneurs, and owners and officers of its business clients. The Corporation will purchase 1st Business Corporation with stock. To the extent that common stock is issued in this transaction, the Corporation has authorized the repurchase of an equivalent number of common shares. Other terms of the agreement were not disclosed. 1st Business Bank will operate as a separate entity under the name Mellon 1st Business Bank. Having received all required regulatory approvals, the transaction is expected to close early in 1998, subject to certain closing conditions.

Pending Acquisition of Pacific Brokerage Services, Inc.

On August 25, 1997, the Corporation announced that it had reached a definitive agreement to acquire Pacific Brokerage Services, Inc. (PBS), a self-clearing deep discount broker and member of the New York Stock Exchange. PBS is registered as a broker/dealer in all 50 states with headquarters in Los Angeles and additional offices in Beverly Hills, New York and Chicago. PBS provides services to more than 100,000 individual investors nationwide of which a significant portion is conducted via the Internet. The Corporation will purchase PBS for cash currently on hand. Other terms of the agreement were not disclosed. PBS will be renamed Dreyfus Brokerage Services, Inc. Its Internet address is http://www.tradepbs.com. The transaction is expected to close in November 1997, subject to regulatory approvals and certain closing conditions.

OVERVIEW
--------------------------------------------------------------------------------

The Corporation reported record third quarter 1997 fully diluted earnings per common share of $.73, an increase of 12%, compared with $.66 in the third quarter of 1996. Earnings per common share totaled $.71 in the second quarter of 1997. Net income applicable to common stock was $191 million in the third quarter of 1997, compared with $172 million in the third quarter of 1996 and $186 million in the second quarter of 1997.

Annualized return on common shareholders' equity and return on assets were 21.6% and 1.81%, respectively, in the third quarter of 1997, compared with 20.6% and 1.71%, respectively, in the third quarter of 1996 and 21.9% and 1.79%, respectively, in the second quarter of 1997.

Annualized return on tangible common shareholders' equity and return on tangible assets were 37.6% and 2.05%, respectively, in the third quarter of 1997, compared with 31.2% and 1.92%, respectively, in the third quarter of 1996 and 37.7% and 2.04%, respectively, in the second quarter of 1997. Fully diluted tangible earnings per common share in the third quarter of 1997 were $.80, compared with $.72 in the third quarter of 1996 and $.79 in the second quarter of 1997.

Net interest revenue was $366 million in the third quarter of 1997, down $6 million compared with $372 million in the prior-year period and down $4 million from $370 million in the second quarter of 1997. Fee revenue was $635 million in the third quarter of 1997, up $159 million compared with $476 million in the third quarter of 1996 and up $95 million compared with $540 million in the second quarter of 1997. The increase in fee revenue, compared with the prior-year periods, was primarily attributable to higher trust and investment fees resulting from the Buck acquisition on July 1, 1997, new business and an increase in the market value of assets under management. Excluding the Buck acquisition, fee revenue increased $82 million, or 17%, compared with the prior-year period and $18 million, or 3%, compared with the second quarter of 1997, resulting from growth in most fee-based businesses.

Operating expense before net revenue from acquired property and trust-preferred securities expense for the third quarter of 1997 was $651 million, up $114 million from $537 million in the third quarter of 1996 and up $80 million from $571 million in the second quarter of 1997. These increases resulted primarily from the Buck acquisition and business growth.

Credit quality expense was $24 million in the third quarter of 1997, compared with $24 million in the third quarter of 1996 and $22 million in the second quarter of 1997. Net credit losses were $31 million in the third quarter of 1997, down $3 million compared with the prior-year period and down $1 million from the second quarter of 1997.

Nonperforming assets totaled $175 million at September 30, 1997, compared with $162 million at June 30, 1997, and $209 million at September 30, 1996. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .62% at September 30, 1997. This ratio has been less than 1% for 13 consecutive quarters.

The Corporation's ratio of common shareholders' equity to assets was 8.25% at September 30, 1997. The Tier I, Total and Leverage capital ratios were 8.08%, 13.24% and 8.37%, respectively, at September 30, 1997, well in excess of the ratios required to maintain well-capitalized status.

For the first nine months of 1997, the Corporation reported fully diluted earnings per common share of $2.13 and net income applicable to common stock of $559 million, compared with $1.91 per common share and $510 million for the first nine months of 1996. Annualized return on common shareholders' equity and return on assets were 21.5% and 1.81%, respectively, in the first nine months of 1997, compared with 20.2% and 1.72%, respectively, in the first nine months of 1996.

TANGIBLE OPERATING RESULTS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------------------
                                                                  Quarter ended                            Nine months ended
                                                   ------------------------------------------          -------------------------
(dollar amounts in millions,                       SEPT. 30,         June 30,       Sept. 30,          SEPT. 30,       Sept. 30,
 ratios annualized)                                     1997             1997            1996               1997            1996
--------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock              $     191        $     186        $    172          $     559        $    510
After tax impact of amortization of
  intangibles from purchase acquisitions                  20               20              18                 61              55
--------------------------------------------------------------------------------------------------------------------------------
         Tangible net income applicable to
           common stock                            $     211        $     206        $    190          $     620        $    565
Tangible earnings per common
  share - fully diluted                           $      .80       $      .79       $     .72 (a)      $    2.36        $   2.11(a)
--------------------------------------------------------------------------------------------------------------------------------

Average common equity                               $  3,520         $  3,393         $ 3,327           $  3,468         $ 3,371
Average goodwill and other
  identified intangibles                               1,291            1,206             898              1,240             923
--------------------------------------------------------------------------------------------------------------------------------
         Average tangible common equity             $  2,229         $  2,187         $ 2,429           $  2,228         $ 2,448

Return on tangible common equity                       37.6%            37.7%           31.2%              37.2%           30.8%
--------------------------------------------------------------------------------------------------------------------------------

Average total assets                                 $42,879          $42,413         $42,461            $42,496         $41,804
Average tangible assets                              $41,588          $41,207         $41,563            $41,256         $40,881

Return on tangible assets                              2.05%            2.04%           1.92%              2.06%           1.94%
--------------------------------------------------------------------------------------------------------------------------------

(a) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.

BUSINESS SECTORS

----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    Consumer                                      Corporate/Institutional
(dollar amounts in millions,           Fee Services              Banking Services           Fee Services          Banking Services
averages in billions)                 1997       1996            1997        1996          1997       1996       1997         1996
----------------------------------------------------------------------------------------------------------------------------------
Revenue                               $181       $164           $ 272       $ 290          $404       $275      $ 132        $ 107
Credit quality expense (revenue)         -          -              26          25             -          -          (1)          1
Operating expense                      132        116             167         167           297        213         61           38
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     49         48              79          98           107         62         72           68
Income taxes                            19         19              28          37            41         25         26           25
----------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 30       $ 29           $  51       $  61          $ 66       $ 37      $  46        $  43
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 31       $ 30           $  60       $  71          $ 72       $ 42      $  50        $  45
----------------------------------------------------------------------------------------------------------------------------------
Average assets                        $2.4       $2.2           $19.8       $21.5          $2.0       $1.4      $16.9        $14.9
Average common equity                 $0.3       $0.3           $ 1.0       $ 1.0          $0.7       $0.6      $ 1.3        $ 1.3
Average Tier I preferred equity       $  -       $  -           $ 0.1       $   -          $  -       $  -      $ 0.4        $   -
Return on common
 shareholders' equity (a)              37%        40%             20%         23%           39%        26%        14%          13%
Return on assets (a)                    NM         NM           1.02%       1.15%            NM         NM      1.07%        1.16%
Pretax operating margin                27%        30%             29%         34%           26%        23%        55%          64%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    28%        30%             34%         38%           28%        25%        64%          66%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   72%        69%             56%         53%           72%        74%        37%          34%
----------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

--------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     Consumer                                      Corporate/Institutional
(dollar amounts in millions,           Fee Services              Banking Services           Fee Services        Banking Services
averages in billions)                 1997       1996            1997        1996          1997       1996       1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $518       $475           $ 842       $ 876        $1,021       $809      $ 383      $ 313
Credit quality expense (revenue)         1          1              84          73             -          -          (2)        1
Operating expense                      385        353             496         516           746        633        179        116
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                    132        121             262         287           275        176        206        196
Income taxes                            52         49              93         107           107         69         76         70
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $  80       $ 72           $ 169       $ 180        $  168       $107      $ 130      $ 126
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                  $  83       $ 75           $ 197       $ 210        $  186       $125      $ 142      $ 130
--------------------------------------------------------------------------------------------------------------------------------
Average assets                       $ 2.2       $2.0           $20.0       $21.2        $  1.8       $1.6      $16.7      $14.5
Average common equity                $ 0.3       $0.3           $ 1.0       $ 1.1        $  0.6       $0.5      $ 1.3      $ 1.3
Average Tier I preferred equity      $   -       $  -           $ 0.1       $   -        $    -       $  -      $ 0.4      $   -
Return on common
 shareholders' equity (a)              36%        36%             22%         23%           35%        26%        14%        13%
Return on assets (a)                    NM         NM           1.13%       1.14%            NM         NM      1.04%      1.16%
Pretax operating margin                26%        25%             31%         33%           27%        22%        54%        63%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    26%        26%             36%         37%           29%        24%        64%        64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   73%        74%             54%         55%           71%        76%        37%        36%
--------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

                        Total                    Real Estate                          Other                         Total All
                     Core Sectors                 Workout                       Corporate Activity                   Sectors
                  1997          1996         1997         1996                  1997         1996              1997           1996
----------------------------------------------------------------------------------------------------------------------------------
                 $ 989         $ 836        $   2        $   3                  $ 15         $ 14            $1,006          $ 853
                    25            26           (1)          (2)                    -            -                24             24
                   657           534            1            1                    13            2               671            537
----------------------------------------------------------------------------------------------------------------------------------
                   307           276            2            4                     2           12               311            292
                   114           106            1            1                     1            4               116            111
----------------------------------------------------------------------------------------------------------------------------------
                 $ 193         $ 170        $   1        $   3                 $   1        $   8            $  195          $ 181
----------------------------------------------------------------------------------------------------------------------------------
                 $ 213         $ 188        $   1        $   3                 $   1        $   8            $  215          $ 199
----------------------------------------------------------------------------------------------------------------------------------
                 $41.1         $40.0        $ 0.2        $ 0.3                 $ 1.6        $ 2.2            $ 42.9          $42.5
                 $ 3.3         $ 3.2        $   -        $   -                 $ 0.2        $ 0.1            $  3.5          $ 3.3
                 $ 0.5         $   -        $   -        $   -                 $ 0.7        $ 0.4            $  1.2          $ 0.4

                   23%           21%           NM           NM                    NM           NM               22%            21%
                 1.85%         1.71%           NM           NM                    NM           NM             1.81%          1.71%
                   31%           33%           NM           NM                    NM           NM               31%            34%



                   35%           36%           NM           NM                    NM           NM               35%            37%


                   63%           61%           NM           NM                    NM           NM               62%            60%
----------------------------------------------------------------------------------------------------------------------------------





----------------------------------------------------------------------------------------------------------------------------------
                        Total                    Real Estate                         Other                          Total All
                     Core Sectors                 Workout                      Corporate Activity                    Sectors
                  1997          1996         1997         1996                1997           1996              1997           1996
----------------------------------------------------------------------------------------------------------------------------------
                $2,764        $2,473         $ 15         $ 11                $ 55           $ 93            $2,834         $2,577
                    83            75          (10)         (10)                 (5)             -                68             65
                 1,806         1,618            3            4                  37             24             1,846          1,646
----------------------------------------------------------------------------------------------------------------------------------
                   875           780           22           17                  23             69               920            866
                   328           295            7            6                   9             26               344            327
----------------------------------------------------------------------------------------------------------------------------------
                $  547        $  485         $ 15         $ 11                $ 14           $ 43           $   576         $  539
----------------------------------------------------------------------------------------------------------------------------------
                $  608        $  540         $ 15         $ 11                $ 14           $ 43           $   637         $  594
----------------------------------------------------------------------------------------------------------------------------------
                $ 40.7        $ 39.3         $0.2         $0.3                $1.6           $2.2           $  42.5         $ 41.8
                $  3.2        $  3.2         $  -         $  -                $0.3           $0.2           $   3.5         $  3.4
                $  0.5        $    -         $  -         $  -                $0.7           $0.4           $   1.2         $  0.4

                   23%           21%           NM           NM                  NM             NM               22%            20%
                 1.80%         1.65%           NM           NM                  NM             NM             1.81%          1.72%
                   32%           32%           NM           NM                  NM             NM               32%            34%



                   36%           34%           NM           NM                  NM             NM               37%            36%


                   61%           63%           NM           NM                  NM             NM               60%            61%
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note: The tables on the previous pages and discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.


The business sector results for 1997 and 1996 have been restated to reflect a refinement in methodology that better reflects the Corporation's current organizational structure. The changes are as follows: The mortgage banking business line has been moved from the Consumer Banking Services sector and divided into two separate components. The residential business line, including mortgage origination and servicing, has been moved to the Consumer Fee Services sector while the commercial mortgage origination and servicing business line has been moved to the Corporate/Institutional Fee Services sector. Also, the Network Services business line, which primarily encompasses ATM network processing and merchant card processing, has been moved from the Consumer Banking Services sector to the Corporate/Institutional Fee Services sector. In addition, the business sector results for the first nine months of 1997 reflect some minor refinements of capital among the sectors. These changes did not significantly impact the business sector results.

Income before taxes for the Corporation's core sectors was $307 million in the third quarter of 1997, an increase of $31 million, or 11%, compared with the prior-year quarter. This increase resulted from a $153 million increase in revenue, including $77 million of fee revenue from Buck, partially offset by a $123 million increase in operating expense, primarily due to acquisitions. Income before taxes for the core sectors in the first nine months of 1997 totaled $875 million, an increase of $95 million, or 12%, compared with the prior-year period. This improvement resulted from increased revenue, including the impact from acquisitions, partially offset by higher operating expense and slightly higher credit quality expense. Return on common shareholders' equity for the core sectors was 23% in both the third quarter and first nine months of 1997, compared with 21% in both the third quarter and first nine months of 1996. Return on assets was 1.85% and 1.80% in the third quarter and first nine months of 1997, compared with 1.71% and 1.65% in the third quarter and first nine months of 1996.

Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds and residential mortgage loan origination and servicing. Income before taxes for the Consumer Fee sector was $49 million in the third quarter of 1997, up $1 million from the prior-year period. Income before taxes for the first nine months of 1997 was $132 million, an increase of $11 million, or 10%, compared with $121 million in the first nine months of 1996. This increase resulted from higher private asset management fee revenue and higher mortgage servicing fees. This sector provided strong returns, as the annualized return on common shareholders' equity was 37% and 36% in the third quarter and first nine months of 1997, respectively, compared with 40% and 36% in the third quarter and first nine months of 1996.

Consumer Banking Services

Consumer Banking Services includes consumer lending and deposit products, business banking, credit card and jumbo residential mortgage lending. Income before taxes for this sector totaled $79 million in the third quarter of 1997, compared with $98 million in the third quarter of 1996, a decrease of 20%. Revenue decreased $18 million, compared with the prior-year period, primarily as a result of a decrease in credit card net interest and fee revenue reflecting the sale of the AAA credit card portfolio in November 1996 and lower fee revenue from the securitized credit card

--------------------------------------------------------------------------------

portfolio, due in part to higher credit losses in this portfolio. Operating expense was unchanged at $167 million due to lower expenses resulting from the sale of the AAA credit card portfolio offset by trust-preferred securities expense. Income before taxes for the first nine months of 1997 was $262 million, a decrease of $25 million compared with the first nine months of 1996. The decrease in revenue primarily resulted from lower credit card revenue partially offset by higher electronic tax return filing fees. The increase in credit quality expense primarily resulted from a higher level of credit card losses in the first nine months of 1997 compared with the prior-year period. The decrease in operating expense resulted from the sale of the AAA credit card portfolio as well as $6 million of expense related to the reconfiguration of the retail delivery system recorded in the first quarter of 1996 partially offset by trust-preferred securities expense. The annualized return on common shareholders' equity for this sector was 20% and 22% in the third quarter and first nine months of 1997, compared with 23% in both the third quarter and first nine months of 1996.

Corporate/Institutional Fee Services

Corporate/Institutional Fee Services includes institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, commercial mortgage loan origination and servicing, corporate trust, network services, benefits consulting and administrative services and services for defined contribution plans. Income before taxes for this sector was $107 million in the third quarter of 1997, an increase of $45 million, or 71%, compared with the third quarter of 1996. Revenue increased $129 million primarily due to the Buck Consultants, Inc. acquisition, higher institutional asset management fees, increased institutional trust fees, including an increase in securities lending revenue, higher cash management fees, higher foreign exchange fees as well as higher mutual fund management and administration fees. Partially offsetting this increase was a decline in fee revenue resulting from the formation of the CIBC Mellon Trust Company joint venture, now accounted for on an equity basis. Operating expense increased $84 million due to the Buck Consultants, Inc. acquisition, higher transaction volumes and technology investments, partially offset by lower expenses resulting from the CIBC Mellon Trust Company joint venture. Income before taxes for the first nine months of 1997 was $275 million, an increase of $99 million compared with the first nine months of 1996. The increase resulted primarily from the same factors responsible for the third quarter increase. This sector provided excellent returns as annualized return on common shareholders' equity for this sector was 39% and 35% in the third quarter and first nine months of 1997, compared with 26% in both the third quarter and first nine months of 1996.

Corporate/Institutional Banking Services

Corporate/Institutional Banking Services includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. Income before taxes for the Corporate/Institutional Banking Services sector was $72 million for the third quarter of 1997, an increase of $4 million, or 5%, from the third quarter of 1996. Revenue increased $25 million primarily as a result of higher revenue resulting from the lease financing acquisitions. Operating expense increased $23 million as a result of the lease financing acquisitions and trust-preferred securities expense. Income before taxes in the first nine months of 1997 was $206 million, an increase of $10 million, compared with the first nine months of 1996, primarily reflecting the same factors responsible for the third quarter increase. Also contributing to the increase was higher syndication management fees. The annualized return on common shareholders' equity for this sector was 14% in both the third quarter and first nine months of 1997, compared with 13% in both the third quarter and first nine months of 1996.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $2 million and $22 million in the third quarter and first nine months of 1997,

--------------------------------------------------------------------------------

compared with $4 million and $17 million in the third quarter and first nine months of 1996. The results in both periods reflect net revenue from acquired property and the improved credit quality of the Real Estate Workout portfolio.

Other

The Other sector's pretax income for the third quarter and first nine months of 1997 was $2 million and $23 million, compared with $12 million and $69 million in the third quarter and first nine months of 1996. Revenue for the third quarter and first nine months of 1997 reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors. Revenue for the third quarter of 1996 reflects earnings on excess capital not required in the lines of business. Revenue for the first nine months of 1996 also includes the $28 million gain on the securitization of home equity loans and a $13 million gain on the partial sale of an equity interest. Credit quality revenue for the first nine months of 1997 represents loan recoveries from loans to lesser developed countries. Operating expense for the third quarter and first nine months of 1997 includes $10 million and $31 million of trust-preferred securities expense, respectively, while the first nine months of 1996 includes the $18 million charge resulting from the retirement enhancement program.

The following tables distribute net income and return on average common shareholders' equity for the Corporation's core sectors between customers serviced and products offered.


---------------------------------------------------------------------------------------------------------------
                                                                                Customers serviced
                                                                      -----------------------------------------
                                                                                                     Total
                                                                           Total                  Corporate/
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                 Consumer               Institutional
(dollar amounts in millions)                                          1997       1996           1997       1996
---------------------------------------------------------------------------------------------------------------
Net income                                                             $81      $  90           $112      $  80
Return on average common
 shareholders' equity (a)                                              24%        27%            22%        17%
---------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               1997       1996           1997       1996
---------------------------------------------------------------------------------------------------------------
Net income                                                            $249       $252           $298       $233
Return on average common
 shareholders' equity (a)                                              25%        26%            21%        17%
---------------------------------------------------------------------------------------------------------------

(a)  Annualized.


---------------------------------------------------------------------------------------------------------------
                                                                                   Services provided
                                                                      -----------------------------------------
                                                                           Total                     Total
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                    Fee                     Banking
(dollar amounts in millions)                                          1997       1996           1997       1996
 --------------------------------------------------------------------------------------------------------------
Net income                                                           $  96      $  66          $  97       $104
Return on average common
 shareholders' equity (a)                                              38%        31%            16%        18%
---------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               1997       1996           1997       1996
---------------------------------------------------------------------------------------------------------------
Net income                                                            $248       $179           $299       $306
Return on average common
 shareholders' equity (a)                                              35%        29%            17%        18%
---------------------------------------------------------------------------------------------------------------

(a)  Annualized.

--------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
                                                    Consumer                                     Corporate/Institutional
                                        Fee Services           Banking Services         Fee Services          Banking Services
(dollar amounts in millions,       SEPT. 30,      June 30,  SEPT. 30,     June 30,   SEPT. 30,   June 30,   SEPT. 30,   June 30,
averages in billions)                   1997          1997       1997         1997       1997         1997     1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                 $181          $171     $  272       $  271      $ 404      $   321    $ 132        $ 125
Credit quality expense (revenue)           -             -         26           30          -            -       (1)          (2)
Operating expense                        132           125        167          164        297          227       61           60
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                       49            46         79           77        107           94       72           67
Income taxes                              19            18         28           27         41           37       26           25
--------------------------------------------------------------------------------------------------------------------------------
Net income                              $ 30          $ 28     $   51       $   50      $  66        $  57    $  46        $  42
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                     $ 31          $ 29     $   60       $   59      $  72        $  63    $  50        $  46
--------------------------------------------------------------------------------------------------------------------------------
Average assets                          $2.4          $2.2     $ 19.8       $ 19.8      $ 2.0        $ 1.7    $16.9        $17.0
Average common equity                   $0.3          $0.3     $  1.0       $  1.0      $ 0.7        $ 0.6    $ 1.3        $ 1.3
Average Tier I preferred equity         $  -          $  -     $  0.1       $  0.1      $   -        $   -    $ 0.4        $ 0.4
Return on common
 shareholders' equity (a)                37%           38%        20%          20%        39%          36%      14%          13%
Return on assets (a)                      NM            NM      1.02%        1.01%         NM           NM    1.07%        1.01%
Pretax operating margin                  27%           27%        29%          29%        26%          29%      55%          54%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                      28%           28%        34%          34%        28%          31%      64%          64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense     72%           72%        56%          55%        72%          69%      37%          38%
--------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                             Total              Real Estate                 Other                 Total All
                                         Core Sectors             Workout             Corporate Activity           Sectors
                                   SEPT. 30,   June 30,   SEPT. 30,     June 30,    SEPT. 30,     June 30,  SEPT. 30,     June 30,
                                        1997       1997        1997         1997         1997         1997       1997         1997
----------------------------------------------------------------------------------------------------------------------------------
Revenue                                $ 989      $ 888       $   2         $  5         $ 15         $ 22     $1,006        $ 915
Credit quality expense (revenue)          25         28          (1)          (6)           -            -         24           22
Operating expense                        657        576           1            1           13           13        671          590
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                      307        284           2           10            2            9        311          303
Income taxes                             114        107           1            3            1            3        116          113
----------------------------------------------------------------------------------------------------------------------------------
Net income                             $ 193      $ 177       $   1         $  7         $  1        $   6     $  195        $ 190
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                    $ 213      $ 197       $   1         $  7         $  1        $   6     $  215        $ 210
----------------------------------------------------------------------------------------------------------------------------------
Average assets                         $41.1      $40.7       $ 0.2         $0.2         $1.6        $ 1.5     $ 42.9        $42.4
Average common equity                  $ 3.3      $ 3.2       $   -         $  -         $0.2        $ 0.2     $  3.5        $ 3.4
Average Tier I preferred equity        $ 0.5      $ 0.5       $   -         $  -         $0.7        $ 0.7     $  1.2        $ 1.2
Return on common
 shareholders' equity (a)                23%        22%          NM           NM           NM           NM        22%          22%
Return on assets (a)                   1.85%      1.75%          NM           NM           NM           NM      1.81%        1.79%
Pretax operating margin                  31%        32%          NM           NM           NM           NM        31%          33%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                      35%        36%          NM           NM           NM           NM        35%          38%
Efficiency ratio excluding
 amortization of intangibles and
 trust-preferred securities
 expense                                 63%        61%          NM           NM           NM           NM        62%          59%
----------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                             Customers serviced
                                                          -----------------------------------------------------
                                                                                                 Total
                                                                   Total                      Corporate/
                                                                 Consumer                    Institutional
FOR THE THREE MONTHS ENDED                                SEPT. 30,     June 30,         SEPT. 30,     June 30,
(dollar amounts in millions)                                   1997         1997              1997         1997
---------------------------------------------------------------------------------------------------------------
Net income                                                      $81          $78              $112          $99
Return on average common
 shareholders' equity (a)                                       24%          24%               22%          21%
---------------------------------------------------------------------------------------------------------------
(a)  Annualized.


---------------------------------------------------------------------------------------------------------------
                                                                           Services provided
                                                          -----------------------------------------------------
                                                                    Total                         Total
                                                                     Fee                         Banking
FOR THE THREE MONTHS ENDED                                SEPT. 30,     June 30,         SEPT. 30,     June 30,
(dollar amounts in millions)                                   1997         1997              1997         1997
 --------------------------------------------------------------------------------------------------------------
Net income                                                      $96          $85               $97          $92
Return on average common
 shareholders' equity (a)                                       38%          36%               16%          16%
---------------------------------------------------------------------------------------------------------------

(a)  Annualized.


Income before taxes for the total core sectors was $307 million in the third quarter of 1997, an increase of $23 million, or 8%, compared with $284 million in the second quarter of 1997. This increase resulted primarily from higher trust and investment management revenue, higher foreign currency fee revenue and higher gains on the disposition of assets.

Income before taxes in the Consumer Fee Services sector increased $3 million in the third quarter of 1997 compared with the second quarter of 1997, due primarily to higher private asset management fee revenue.

The $2 million increase in income before taxes in the Consumer Banking Services sector primarily resulted from lower credit quality expense due to the lower level of credit card losses in the third quarter of 1997.

Corporate/Institutional Fee Services income before taxes in the third quarter of 1997 compared with the second quarter of 1997 increased $13 million primarily due to higher trust and investment management revenue and higher foreign currency fee revenue.

Corporate/Institutional Banking Services income before taxes increased $5 million in the third quarter of 1997 compared with the second quarter of 1997, primarily due to higher gains on asset dispositions.

Income before taxes for Real Estate Workout decreased $8 million in the third quarter of 1997 compared with the second quarter of 1997 primarily due to lower credit quality revenue as the Corporation experienced lower gains on the sale of OREO and lower net credit loss recoveries as well as lower net interest revenue due to reduced asset levels and lower interest recoveries.

NET INTEREST REVENUE
--------------------------------------------------------------------------------

Net interest revenue, on a fully taxable equivalent basis, for the third quarter of 1997 totaled $369 million, compared with $374 million in the third quarter of 1996 and $371 million in the second quarter of 1997. The net interest margin was 4.24% in the third quarter of 1997, compared with 4.20% in the third quarter of 1996 and 4.29% in the second quarter of 1997.

The $5 million decrease in fully taxable equivalent net interest revenue in the third quarter of 1997, compared with the third quarter of 1996, resulted from the effect of the November 1996 sale of a $770 million American Automobile Association (AAA) credit card portfolio, the funding costs related to the repurchase of common stock and the December 1996 $500 million insurance premium finance securitization. Primarily offsetting these factors was $1.6 billion of leases acquired in the Mellon US Leasing and Mellon First United Leasing acquisitions in 1996 and the use of the proceeds from the $1 billion of trust-preferred securities issued in December 1996. The cost of the trust-preferred securities is reported in operating expense. Net interest revenue was virtually unchanged compared with the second quarter of 1997. Excluding the effect of the loan securitizations and the equity repurchases, net interest revenue and the net interest margin for the third quarter and first nine months of 1997 would have been approximately $425 million and 4.60% and $1,276 million and 4.65%, respectively, compared with approximately $415 million and 4.46% and $1,230 million and 4.54%, respectively, in the third quarter and first nine months of 1996.

Net interest revenue and the net interest margin, on a taxable equivalent basis, were $1,113 million and 4.30% in the first nine months of 1997, compared with $1,114 million and 4.28% in the first nine months of 1996. The decrease in net interest revenue in the first nine months of 1997, compared with the prior-year period, principally resulted from the sale of the AAA credit card portfolio, the insurance premium finance securitization, funding costs related to the repurchase of common stock and lower loan fees. Primarily offsetting these factors were the lease financing acquisitions and the use of proceeds from the $1 billion of trust preferred securities.

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine months ended
                                                                                 --------------------------------------------------
                                                                                      SEPT. 30, 1997             Sept. 30, 1996
                                                                                 AVERAGE         AVERAGE      Average      Average
                  (dollar amounts in millions)                                   BALANCE     YIELDS/RATES     balance  yields/rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                        $    534          5.04%      $    701          5.25%
                    Federal funds sold and securities under
                      resale agreements                                              483          5.43            576          5.44
                    Other money market investments                                    98          5.24            140          5.64
                    Trading account securities                                       181          5.58            163          5.31
                    Securities:
                      U.S. Treasury and agency securities (a)                      5,545          6.77          5,989          6.55
                      Obligations of states and political
                        subdivisions (a)                                              42          7.77             44          8.48
                      Other (a)                                                      110          6.57            157          6.28
                    Loans, net of unearned discount (a)                           27,599          8.22         27,029          8.30
                                                                                --------                     --------
                         Total interest-earning assets                            34,592          7.87         34,799          7.86
                  Cash and due from banks                                          2,783                        2,803
                  Premises and equipment                                             585                          558
                  Customers' acceptance liability                                    277                          259
                  Net acquired property                                               73                           72
                  Other assets (a)                                                 4,700                        3,803
                  Reserve for credit losses                                         (518)                        (471)
                  -----------------------------------------------------------------------------------------------------
                         Total assets                                            $42,492                      $41,823
-----------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                   $     230          1.81%      $  1,033          1.77%
shareholders'         Money market and other savings accounts                     10,018          2.83          9,849          2.84
equity                Retail savings certificates                                  7,049          4.98          6,466          4.87
                      Other time deposits                                          1,898          5.61          1,289          5.46
                    Deposits in foreign offices                                    2,657          4.87          3,900          5.16
                                                                                --------                     --------
                         Total interest-bearing deposits                          21,852          4.00         22,537          3.93
                    Federal funds purchased and securities under
                      repurchase agreements                                        1,345          5.45          1,870          5.31
                    Term federal funds purchased                                     589          5.67            677          5.69
                    U.S. Treasury tax and loan demand notes                          490          5.32            308          5.16
                    Commercial paper                                                  69          5.36            230          5.42
                    Short-term bank notes                                            115          6.18            605          5.86
                    Other funds borrowed                                             377          8.25            275          9.76
                    Notes and debentures (with original maturities over one year)  2,689          6.97          1,877          7.06
                                                                                --------                     --------
                         Total interest-bearing liabilities                       27,526          4.49         28,379          4.39
                  Total noninterest-bearing deposits                               8,396                        8,055
                  Acceptances outstanding                                            277                          258
                  Other liabilities (a)                                            1,628                        1,306
                  ---------------------------------------------------------------------------------------------------
                         Total liabilities                                        37,827                       37,998
                  ---------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures               990                            -
                  ---------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                         3,675                        3,825
                  ---------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                  $42,492                      $41,823
---------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                          7.87%                        7.86%
                  Cost of funds supporting interest-earning assets                                3.57                         3.58
                  -----------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                      4.30%                        4.28%
                    Without taxable equivalent increments                                         4.27                         4.25
                  -----------------------------------------------------------------------------------------------------------------

                  (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.
                  Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Three months ended
-----------------------------------------------------------------------------------------------------------------------------------
        SEPT. 30, 1997            June 30, 1997             March 31, 1997             Dec. 31, 1996            Sept. 30, 1996
     AVERAGE    AVERAGE        Average   Average         Average   Average         Average    Average         Average   Average
     BALANCE  YIELDS/RATES     balance  yields/rates     balance  yields/rates     balance   yields/rates     balance  yields/rates
-----------------------------------------------------------------------------------------------------------------------------------
    $    496         5.14%    $    547          4.89%   $    562          5.09%   $     609         5.53%   $     646          5.28%

         601         5.59          438          5.28         407          5.34          517         5.32          762          5.42
         134         5.73           96          5.36          63          4.00          146         3.19          165          6.88
         171         5.44          210          5.69         161          5.58           96         6.19          169          4.65

       5,315         6.74        5,470          6.84       5,855          6.72        6,033         6.50        6,406          6.52

          29         7.63           47          7.68          51          7.93           22         8.80           23          8.85
         109         5.92          107          7.45         113          6.36          141        12.29          143          7.18
      27,583         8.18       27,810          8.27      27,403          8.21       27,907         8.28       27,190          8.20
    --------                  --------                  --------                   --------                  --------
      34,438         7.84       34,725          7.93      34,615          7.85       35,471         7.88       35,504          7.75
       2,875                     2,798                     2,674                      2,721                     2,852
         601                       581                       573                        566                       557
         315                       255                       260                        231                       260
          71                        72                        75                         77                        74
       5,057                     4,523                     4,513                      4,048                     3,714
         (512)                     (517)                     (526)                      (476)                     (465)
-----------------------------------------------------------------------------------------------------------------------------------
     $42,845                   $42,437                   $42,184                    $42,638                   $42,496
-----------------------------------------------------------------------------------------------------------------------------------

     $   231         2.50%     $   228          1.49%    $   227          1.42%     $   226         2.20%     $   260          1.97%
       9,840         2.84       10,010          2.87      10,209          2.77       10,190         2.75       10,252          2.70
       7,336         5.06        7,081          4.98       6,723          4.88        6,716         4.89        6,575          4.81
       1,710         5.77        1,767          5.71       2,223          5.41        3,188         5.36        2,211          5.38
       2,425         4.88        2,737          4.90       2,814          4.83        3,365         5.05        3,786          5.09
   ---------                 ---------                 ---------                  ---------                 ---------
      21,542         4.05       21,823          4.02      22,196          3.92       23,685         4.03       23,084          3.94

       1,163         5.58        1,457          5.62       1,417          5.16        1,452         5.36        1,619          5.18
         570         5.86          724          5.67         471          5.46          668         5.25          744          5.80
         467         5.40          596          5.39         408          5.11          220         5.20          352          5.14
          58         5.45           67          5.38          82          5.28          180         5.42          214          5.42
         199         6.52           69          5.81          76          5.61          197         5.57          417          5.79
         435         8.19          378          8.28         318          8.30          289        10.25          274          9.37
       2,832         6.83        2,716          7.01       2,517          7.10        2,519         7.01        2,102          7.02
   ---------                 ---------                 ---------                  ---------                 ---------
      27,266         4.56       27,830          4.54      27,485          4.38       29,210         4.47       28,806          4.39
       8,807                     8,290                     8,084                      7,884                     8,458
         315                       255                       260                        231                       259
       1,776                     1,470                     1,632                      1,362                     1,176
-----------------------------------------------------------------------------------------------------------------------------------
      38,164                    37,845                    37,461                     38,687                    38,699
-----------------------------------------------------------------------------------------------------------------------------------

         990                       990                       990                        129                         -
-----------------------------------------------------------------------------------------------------------------------------------
       3,691                     3,602                     3,733                      3,822                     3,797
-----------------------------------------------------------------------------------------------------------------------------------

     $42,845                   $42,437                   $42,184                    $42,638                   $42,496
-----------------------------------------------------------------------------------------------------------------------------------
                     7.84%                      7.93%                     7.85%                     7.88%                      7.75%
                     3.60                       3.64                      3.48                      3.68                       3.55
-----------------------------------------------------------------------------------------------------------------------------------

                     4.24%                      4.29%                     4.37%                     4.20%                      4.20%
                     4.22                       4.27                      4.34                      4.17                       4.17
-----------------------------------------------------------------------------------------------------------------------------------

dollar amounts in thousands and actual number of days in the periods and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

                                                             Quarter ended                         Nine months ended
                                               ---------------------------------------          ------------------------
                                               SEPT. 30,       June 30,      Sept. 30,          SEPT. 30,      Sept. 30,
(in millions)                                       1997         1997             1996               1997           1996
------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                          $25          $25            $25                  $75            $75
Net revenue from acquired property                    (1)          (3)            (1)                  (7)           (10)
-------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                          $24          $22            $24                  $68            $65
------------------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, was unchanged in the third quarter of 1997, compared with the third quarter of 1996.

A summary of the Corporation's net credit losses is presented on the following page. The $3 million decrease in net credit losses, compared with the third quarter of 1996, primarily resulted from a $12 million decrease in credit card net credit losses, partially offset by lower commercial and financial recoveries. The decrease in credit card net credit losses resulted from the sale of the AAA credit card portfolio and lower losses in the Cornerstone(sm) portfolio. Net credit losses decreased by $1 million compared with the second quarter of 1997 as lower credit card net credit losses were primarily offset by higher commercial losses. At September 30, 1997, the CornerStone(sm) credit card portfolio had total outstandings of $501 million, compared with $539 million at June 30, 1997, and $631 million at December 31, 1996.

The $7 million increase in net credit losses in the first nine months of 1997, compared with the first nine months of 1996, resulted from an increase in commercial and financial and credit card net credit losses partially offset by lower commercial real estate net credit losses and higher international loan recoveries. The lower level of credit card net credit losses in 1996 resulted from a lower level of delinquencies in the CornerStone(sm) portfolio following the creation of the accelerated resolution portfolio in December 1995. The net carrying value of the accelerated resolution portfolio at September 30, 1997, was zero, compared with $9 million at June 30, 1997, and $30 million at December 31, 1996.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1996 Annual Report to Shareholders. The reserve for credit losses totaled $505 million at September 30, 1997, compared with $525 million at December 31, 1996, and $478 million at September 30, 1996. The $27 million increase in the reserve for credit losses from September 30, 1996, reflects the additional fourth quarter 1996 credit loss provision related to the credit card portfolio.

The ratio of the loan loss reserve to nonperforming loans at September 30, 1997, was 485%, compared with 556% at year-end 1996 and 364% at September 30, 1996. This ratio is not the result of a target or objective, but rather is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. The ratio can vary significantly over time as the credit quality characteristics of the entire loan portfolio change. This ratio also can vary with shifts in loan portfolio mix. The increase in this ratio from September 30, 1996, primarily resulted from a decrease in the level of nonperforming loans.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY (a)                                  Quarter ended                            Nine months ended
                                                   --------------------------------------------         ------------------------
                                                   SEPT. 30,        June 30,        Sept. 30,           SEPT. 30,      Sept. 30,
(dollar amounts in millions)                            1997            1997             1996                1997           1996
--------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                          $511            $518             $467                $525           $471
Reserve acquired in acquisition                            -               -               20                   -             20
Credit losses:
  Domestic:
     Commercial and financial                              (3)            (1)              (2)                (13)           (17)
     Commercial real estate                                (1)             -               (4)                 (2)           (12)
     Consumer credit:
       Credit cards                                       (29)           (33)             (42)                (95)           (92)
       Consumer mortgage                                   (1)            (1)              (1)                 (2)            (5)
       Other consumer credit                               (6)            (6)              (5)                (18)           (15)
     Lease finance assets                                  (1)            (2)               -                  (3)             -
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic credit losses                     (41)           (43)             (54)               (133)          (141)
--------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                              2               2                8                   8             20
     Commercial real estate                                2               2                4                   7             11
     Consumer credit:
       Credit cards                                        3               3                4                   8             11
       Consumer mortgage                                   1               1                1                   2              3
       Other consumer credit                               2               1                3                   6              7
     Lease finance assets                                  -               2                -                   2              -
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic                                   10              11               20                  33             52
  International                                            -               -                -                   5              1
--------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                                 10              11               20                  38             53
--------------------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Domestic:
     Commercial and financial                              (1)             1                6                  (5)             3
     Commercial real estate                                1               2                -                   5             (1)
     Consumer credit:
       Credit cards                                       (26)           (30)             (38)                (87)           (81)
       Consumer mortgage                                   -               -                -                   -             (2)
       Other consumer credit                               (4)            (5)              (2)                (12)            (8)
     Lease finance assets                                  (1)             -                -                  (1)             -
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic                                   (31)            (32)            (34)               (100)           (89)
  International                                            -                -               -                   5              1
--------------------------------------------------------------------------------------------------------------------------------
         Total net credit losses                          (31)            (32)            (34)                (95)           (88)
Provision for credit losses                               25               25              25                  75             75
--------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                                $505             $511            $478                $505           $478
--------------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans                 1.78%            1.82%           1.69%               1.78%          1.69%
--------------------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                       .45%             .46%            .50%                .46%           .44%
--------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes the reserve and net credit losses on segregated assets.

NONINTEREST REVENUE
--------------------------------------------------------------------------------

                                                                           Quarter ended                      Nine months ended
                                                         --------------------------------------------       ----------------------
                                                         SEPT. 30,          June 30,        Sept. 30,       SEPT. 30,    Sept. 30,
(in millions)                                                 1997              1997             1996            1997         1996
----------------------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment revenue:
   Investment management:
     Mutual fund                                             $  97             $  90            $  85         $   274      $   252
     Private asset                                              47                42               36             131          109
     Institutional asset                                        45                41               34             123          103
----------------------------------------------------------------------------------------------------------------------------------
       Total investment management revenue                     189               173              155             528          464
   Administration/custody/consulting:
     Mutual fund                                                34                33               26              97           79
     Private asset                                               4                 4                3              12            9
     Institutional trust                                        94                73               62             233          183
     Benefits consulting                                        54                 -                -              54            -
----------------------------------------------------------------------------------------------------------------------------------
       Total administration/custody/consulting
         revenue                                               186               110               91             396          271
----------------------------------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                  375               283              246             924          735
Cash management and deposit transaction charges                 62                59               54             177          155
Mortgage servicing fees                                         53                53               46             157          131
Foreign currency and securities trading revenue                 32                25               20              82           61
Credit card fees                                                24                25               29              73           92
Information services fees                                        7                13               14              33           34
Other                                                           82                82               67             265          245
----------------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                                       635               540              476           1,711        1,453
Gains on sale of securities                                      -                 -                -               -            1
----------------------------------------------------------------------------------------------------------------------------------
       Total noninterest revenue                              $635              $540             $476          $1,711       $1,454
----------------------------------------------------------------------------------------------------------------------------------
Fee revenue as a percentage of total revenue (FTE)             63%               59%              56%             61%          57%
Trust and investment fee revenue
  as a percentage of total revenue (FTE)                       37%               31%              29%             33%          29%
----------------------------------------------------------------------------------------------------------------------------------

Fee revenue increased $159 million, or 33%, in the third quarter of 1997, compared with the prior-year period. Excluding $77 million of revenue resulting from the Buck acquisition, fee revenue increased $82 million, or 17%, compared with the prior-year period. The increase in fee revenue, excluding Buck, resulted primarily from a $53 million increase in trust and investment fees, a $12 million increase in foreign currency and securities trading revenue, an $8 million increase in cash management and deposit transaction charges, and a $7 million increase in mortgage servicing fees partially offset by lower information services and credit card fees.

Total trust and investment fee revenue

The $129 million, or 52%, increase in trust and investment fee revenue in the third quarter of 1997, compared with the prior-year period, reflects $54 million of benefits consulting fees and $22 million of institutional trust fees resulting from the Buck acquisition. Excluding the fees resulting from the Buck acquisition, trust and investment fees increased $53 million, or 21%, compared with the third quarter of 1996.

The $34 million increase in investment management revenue resulted from a $12 million, or 15%, increase in mutual fund management revenue, an $11 million, or 28%, increase in private asset management revenue and an $11 million, or 32%, increase in institutional asset management revenue. These increases resulted from new business and an increase in the market value of assets under management. Mutual fund management fees are discussed further on the following pages.

--------------------------------------------------------------------------------

As shown in the table below, the market value of trust assets under management was $299 billion at September 30, 1997, a $13 billion increase from $286 billion at June 30, 1997. This increase resulted from new business and a general market increase. The equity and fixed income markets both recorded strong performances during the third quarter. At September 30, 1997, compared to June 30, 1997, the S&P 500 index increased 7.0% while the Lehman Brothers Long-Term Government Bond Index increased 5.8%.

--------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT IN WHOLLY OWNED AND AFFILIATED
COMPANIES

                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in billions)                                           1997             1997              1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Mutual funds managed-proprietary:
    Taxable money market funds:
      Institutions                                     $  32            $  30             $  27            $  27             $  26
      Individuals                                          9                9                10                9                10
    Equity funds                                          22               19                16               15                14
    Tax-exempt bond funds                                 17               17                16               17                17
    Tax-exempt money market funds                          7                7                 8                7                 7
    Fixed-income funds                                     5                4                 4                5                 5
----------------------------------------------------------------------------------------------------------------------------------
        Total proprietary mutual funds managed            92               86                81               80                79
Mutual funds managed-nonproprietary                       10                8                 7                7                 6
----------------------------------------------------------------------------------------------------------------------------------
        Total managed mutual fund assets                $102            $  94             $  88            $  87             $  85
Private asset                                             34               33                28               28                26
Institutional asset (a)                                  163              159               143              141               133
----------------------------------------------------------------------------------------------------------------------------------
        Total market value of assets
          under management                              $299             $286              $259             $256              $244
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes assets managed at Pareto Partners of $21 billion at September 30, 1997, $23 billion at June 30, 1997, $21 billion at March 31, 1997, $20 billion at December 31, 1996, and $18 billion at September 30, 1996. Prior to March 31, 1997, these assets were not included in the disclosures of the Corporation's total assets under management following the sale of a portion of the Corporation's ownership of Pareto Partners in the second quarter of 1996. The Corporation has had a 30% equity interest in Pareto Partners since the second quarter of 1996.

Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Average proprietary funds managed at Dreyfus in the third quarter of 1997 were $91 billion, up $6 billion from $85 billion in the second quarter of 1997 and up $11 billion from $80 billion in the third quarter of 1996. The increase from the prior-year period primarily resulted from an increase in equity funds which averaged $21 billion for the third quarter of 1997 and had a period-end total of $22 billion at September 30, 1997. Average proprietary funds managed at Dreyfus, compared with the second quarter of 1997, reflect a $4 billion increase in average equity funds and a $3 billion increase in average institutional taxable money market funds.

--------------------------------------------------------------------------------

MANAGED MUTUAL FUND FEE REVENUE                                         Quarter ended                         Nine months ended
                                                          ---------------------------------------            -------------------
                                                            SEPT. 30,       June 30,    Sept. 30,           SEPT. 30,    Sept. 30,
(in millions)                                                    1997           1997         1996                1997         1996
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees                                         $106            $99          $94                $303         $279
Less:  Fees waived and fund expense
  reimbursements                                                    9              9            9                  29           27
----------------------------------------------------------------------------------------------------------------------------------
    Net managed mutual fund fees                                $  97            $90          $85                $274         $252
----------------------------------------------------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
   Proprietary funds:
        Taxable money market funds:
          Institutions                                          $  18            $16          $15               $  49         $ 43
          Individuals                                               9              9            9                  27           29
        Equity funds                                               30             26           21                  80           60
        Tax-exempt bond funds                                      24             24           25                  72           75
        Tax-exempt money market funds                               7              7            7                  21           21
        Fixed income funds                                          6              6            5                  17           17
----------------------------------------------------------------------------------------------------------------------------------
             Total proprietary fund fees                           94             88           82                 266          245
    Nonproprietary fund management fees                             3              2            3                   8            7
----------------------------------------------------------------------------------------------------------------------------------
             Net managed mutual fund fees                       $  97            $90          $85                $274         $252
----------------------------------------------------------------------------------------------------------------------------------

Administration/custody/consulting fee revenue increased $95 million in the third quarter of 1997, compared with the third quarter of 1996, and included $54 million of benefits consulting fees and $22 million of institutional trust fees resulting from the Buck acquisition. Institutional trust fees, excluding the $22 million of fees resulting from the Buck acquisition, increased $10 million, or 17%, while mutual fund administration/custody revenue increased $8 million, or 26%. These increases resulted primarily from new business and higher transaction volumes.

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

The market value of assets under administration/custody, shown in the table below, was $1,488 billion at September 30, 1997, an increase of $182 billion compared with $1,306 billion at June 30, 1997. This increase resulted from a higher level of assets administered by CIBC-Mellon Global Securities Services, a 50% owned joint venture, as well as new business, the Buck acquisition and a general market increase.


--------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY IN WHOLLY OWNED AND AFFILIATED COMPANIES

                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in billions)                                           1997             1997              1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust                                   $1,396 (a)       $1,213 (a)        $  976           $  962              $819
Mutual fund                                               60               63                58               57                60
Private asset                                             32               30                27               27                26
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,488           $1,306            $1,061           $1,046              $905
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $246 billion of assets at September 30, 1997, and $150 billion of assets at June 30, 1997, administered by CIBC-Mellon Global Securities Services, a 50% owned joint venture.

--------------------------------------------------------------------------------

Cash management and deposit transaction charges

The $8 million, or 15%, increase in cash management and deposit transaction charges in the third quarter of 1997, compared with the prior-year period, primarily resulted from higher volumes of business in customer receivables, payables and treasury management products.

Mortgage servicing fees

The $7 million, or 16%, increase in mortgage servicing fees in the third quarter of 1997, compared with the prior-year period, resulted from a higher level of mortgage servicing rights acquired through portfolio acquisitions. At September 30, 1997, the Corporation's total servicing portfolio was $82 billion, comprised of $64 billion of residential and $18 billion of commercial servicing. At September 30, 1996, the total servicing portfolio was $58 billion, comprised of $50 billion of residential and $8 billion of commercial servicing. On July 14, 1997, the Corporation acquired the servicing rights to $7.9 billion of commercial securitized transactions and certain other special transactions. As a result of this acquisition, the Corporation became the second largest servicer of commercial mortgages in the nation.

Foreign currency and securities trading revenue

The $12 million, or 70%, increase in foreign currency and securities trading revenue in the third quarter of 1997, compared with the prior-year period, was attributable to higher foreign exchange fees earned as a result of higher levels of market volatility and customer activity, primarily in the Corporation's global custody business.

Credit card fees

The $5 million, or 20%, decrease in credit card fee revenue in the third quarter of 1997, compared with the third quarter of 1996, resulted from the sale of the AAA credit card portfolio in November 1996 and lower fee revenue from the securitized credit card portfolio, due in part to higher credit losses in this portfolio. Additional information on the effect of the credit card securitization is presented in the table on the following page.

Information services fees

The $7 million, or 55%, decrease in information services fee revenue, compared with the third quarter of 1996, primarily resulted from the July 8, 1997, sale of 50% of the Corporation's interest in the R-M Trust Company to the Canadian Imperial Bank of Commerce (CIBC) and the subsequent formation of a joint venture named CIBC Mellon Trust Company. The R-M Trust Company offered transfer agency, trustee and related services to Canadian and international organizations. The Corporation accounts for its interest in CIBC Mellon Trust Company under the equity method of accounting with net results recorded as information services fee revenue. The R-M Trust Company reported information services fee revenue of approximately $12 million in the first half of 1997.

Other fee revenue

Other fee revenue was $82 million in the third quarter of 1997, an increase of $15 million compared with the third quarter of 1996. This increase resulted from a $6 million increase in servicing fee revenue from the insurance premium finance loan securitization and a net $5 million increase resulting from the realization of lease residuals and the sale of equity securities and other assets. Other fee revenue in the third quarter of 1997 also included $1 million of fees resulting from Buck. Additional information on the effect of the loan securitization is presented in the table on page 23.

--------------------------------------------------------------------------------

Third quarter 1997 compared with second quarter 1997

Fee revenue increased $95 million in the third quarter of 1997, compared with the second quarter of 1997. This increase resulted from fees relating to the Buck acquisition, as well as higher trust and investment fees and higher foreign currency and securities trading revenue.

Year-to-date 1997 compared with year-to-date 1996

Fee revenue totaled $1,711 million in the first nine months of 1997, a $258 million increase compared with the prior-year period, primarily resulting from the same factors responsible for the third quarter 1997 increase as compared to the prior-year period. Partially offsetting this increase was the $28 million gain on the home equity loan securitization that was recorded in other fee revenue during the first quarter of 1996.


LOAN SECURITIZATIONS
--------------------------------------------------------------------------------

The Corporation securitized $950 million of credit card receivables in November 1995, $650 million of home equity loans in March 1996 and $500 million of insurance premium finance loans in December 1996. Securitizations are an effective way to diversify funding sources and manage the size of the balance sheet. The Corporation no longer recognizes net interest revenue on the securitized portfolios; however, the decrease in net interest revenue is substantially offset by increased servicing fee revenue and lower net credit losses. The Corporation continues to service the securitized loans. For analytical purposes, the impact of the securitizations is shown below.


----------------------------------------------------------------------------------------------------------------------------------
SECURITIZED CREDIT CARD RECEIVABLES                              Quarter ended                              Nine months ended
                                                  -------------------------------------------          ---------------------------
                                                   SEPT. 30,         June 30,       Sept. 30,          SEPT. 30,         Sept. 30,
(in millions)                                           1997             1997            1996               1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Lower net interest revenue                             $  20            $  22           $  21              $  65             $  67
Lower net credit losses                                   14               15              12                 43                34
Higher fee revenue                                         6                6               8                 21                31
Lower loans - average                                    950              950             950                950               950
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
SECURITIZED HOME EQUITY LOANS                                    Quarter ended                              Nine months ended
                                                 --------------------------------------------          ---------------------------
                                                   SEPT. 30,         June 30,       Sept. 30,          SEPT. 30,         Sept. 30,
(in millions)                                           1997             1997            1996               1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Lower net interest revenue                            $    6           $    6          $    6              $  18            $   12
Higher fee revenue                                         3                3               4                 10                 7
Lower loans - average                                    650              650             650                650               441
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
SECURITIZED INSURANCE PREMIUM                                    Quarter ended                              Nine months ended
                                                 --------------------------------------------          ---------------------------
 FINANCE LOANS                                     SEPT. 30,         June 30,       Sept. 30,          SEPT. 30,         Sept. 30,
(in millions)                                           1997             1997            1996               1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Lower net interest revenue                            $    7           $    7             $ -              $  21               $ -
Higher fee revenue                                         6                7               -                 20                 -
Lower loans - average                                    500              500               -                500                 -
----------------------------------------------------------------------------------------------------------------------------------


OPERATING EXPENSE
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Quarter ended                     Nine months ended
                                                            -------------------------------------         ----------------------
                                                            SEPT. 30,       June 30,    Sept. 30,         SEPT. 30,    Sept. 30,
(dollar amounts in millions)                                     1997           1997         1996              1997         1996
--------------------------------------------------------------------------------------------------------------------------------
Staff expense                                                    $344           $276         $256            $  888       $  788
Net occupancy expense                                              55             54           50               161          156
Professional, legal and other purchased services                   55             46           48               147          145
Business development                                               36             38           35               111          103
Equipment expense                                                  38             36           35               110          106
Amortization of mortgage servicing assets
  and purchased credit card relationships                          29             28           27                85           82
Amortization of goodwill and other intangible assets               25             27           24                79           73
Communications expense                                             25             25           24                76           71
Other expense                                                      44             41           38               130          122
--------------------------------------------------------------------------------------------------------------------------------
     Operating expense before net revenue from acquired
       property and trust-preferred securities expense            651            571          537             1,787        1,646
Trust-preferred securities expense                                 20             19            -                59            -
Net revenue from acquired property                                 (1)            (3)          (1)               (7)         (10)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                     $670           $587         $536            $1,839       $1,636
--------------------------------------------------------------------------------------------------------------------------------
Average full-time equivalent staff                             27,300         25,500       24,500            26,000       24,500
--------------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                              65%            62%          63%               63%          64%
Efficiency ratio excluding amortization of goodwill
  and other intangible assets                                     62%            59%          60%               60%          61%
--------------------------------------------------------------------------------------------------------------------------------


(a) Operating expense before net revenue from acquired property and trust-preferred securities expense, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sale of securities.


Operating expense before net revenue from acquired property and trust-preferred securities expense increased $114 million, or 21%, in the third quarter of 1997 compared with the prior-year period, primarily resulting from the Buck and leasing acquisitions.

Staff expense increased $88 million compared with the third quarter of 1996, primarily from the Buck and leasing acquisitions, as well as an increase in incentive expense.

The Buck and leasing acquisitions impacted virtually all other expense categories, compared with the third quarter of 1996. The $20 million of trust-preferred securities expense resulted from the issuance of $1 billion of these securities in December 1996. The proceeds from these securities were used to fund interest-earning assets. See note 13 in the Corporation's 1996 Annual Report to Shareholders for a further discussion of these securities.

--------------------------------------------------------------------------------

Operating expense before net revenue from acquired property and trust-preferred securities expense increased $80 million in the third quarter of 1997, compared with the second quarter of 1997. This increase primarily resulted from higher staff and professional, legal and other purchased services expenses. The increase in staff expense primarily resulted from the Buck acquisition and higher incentive expense. The increase in professional, legal and other purchased services resulted from an increase in consulting expense and the Buck acquisition.

The Corporation sold 50% of its interest in the R-M Trust Company on July 8, 1997. As a result of this transaction, the Corporation accounts for its remaining interest under the equity method of accounting. The net results from this joint venture were recorded as information services fee revenue. The R-M Trust Company recorded operating expense of approximately $12 million in the first half of 1997, primarily in staff expense.

The $141 million increase in operating expense before net revenue from acquired property and trust-preferred securities expense in the first nine months of 1997, compared with the first nine months of 1996, primarily resulted from the same factors responsible for the third quarter 1997 increase as compared to the prior-year period. Also impacting this comparison were charges recorded in the first quarter of 1996 of $18 million for the Corporation's retirement enhancement program and $6 million related to the reconfiguration of the retail delivery system.

In early 1996, the Corporation formed a Year 2000 project team to identify software systems and computer-related devices that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's business areas are in various stages of this project plan. The Corporation has incurred expenses throughout 1997 related to this project and will continue to incur expenses over the next 27 months. These expenses are not expected to materially impact operating results in any one period with a significant portion of these expenses represented by existing staff that has been redeployed to this project. The Corporation could be negatively affected by the year 2000 date change to the extent that third parties or other unaffiliated entities have not successfully addressed the year 2000 issues.

ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------------------------------

                                                                               Three months ended
                                                               ---------------------------------------------
                                                               SEPT. 30,          June 30,         Sept. 30,
(average balances in millions)                                      1997              1997              1996
------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                        $  1,231          $  1,081          $  1,573
Trading account securities                                           171               210               169
Securities                                                         5,469             5,600             6,538
Loans                                                             27,596            27,806            27,170
------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                              34,467            34,697            35,450
Noninterest-earning assets                                         8,924             8,233             7,476
Reserve for credit losses                                           (512)             (517)             (465)
-------------------------------------------------------------------------------------------------------------
       Total assets                                              $42,879           $42,413           $42,461
------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                       $34,993           $33,965           $31,647
Wholesale and purchased funds                                      7,886             8,448            10,814
------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                             $42,879           $42,413           $42,461
------------------------------------------------------------------------------------------------------------


The decrease in the Corporation's average interest-earning assets in the third quarter of 1997, compared with the third quarter of 1996, reflects a $1,069 million decrease in average securities and a $342 million decrease in average money market investments, partially offset by a $426 million increase in loans. The decrease in average securities reflects a reduction in deposits with pledging requirements in the third quarter of 1997, compared with the prior-year period. Average loans increased as a result of the lease financing acquisitions and loan growth, partially offset by the AAA credit card sale and the insurance premium finance loan securitization.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, and trust-preferred securities. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $1,827 million in the third quarter of 1997 from the prior-year period, reflecting a higher level of noninterest-earning assets and higher loan levels. The increase in noninterest-earning assets includes a higher level of goodwill resulting from the lease financing and Buck acquisitions and a higher level of mortgage servicing assets. Average core funds increased $3,346 million in the third quarter of 1997 from the prior-year period, primarily reflecting the issuance of the trust-preferred securities in December 1996, and higher levels of notes and debentures and corporate and retail deposits. Core funds averaged 97% of core assets in the third quarter of 1997, up from 96% in the second quarter of 1997 and 93% in the third quarter of 1996.

Wholesale and purchased funds are defined as negotiable certificates of deposit, deposits in foreign offices, federal funds purchased and securities under repurchase agreements, U.S. Treasury tax and loan demand notes, short-term bank notes, other time deposits, commercial paper and other funds borrowed. Average wholesale and purchased funds decreased $2,928 million compared with the prior-year period, primarily reflecting a decrease in deposits in foreign offices, federal funds purchased and securities under repurchase agreements, other time deposits, noninterest-bearing and interest-bearing negotiable certificates of deposit and short-term bank notes. As a percentage of total average assets, average wholesale and purchased funds decreased to 18% in the third quarter of 1997 compared with 20% in the second quarter of 1997 and 25% in the third quarter of 1996.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------

The loan portfolio increased $50 million at September 30, 1997, compared with September 30, 1996, as increases in consumer mortgages, international loans and domestic lease financings were primarily offset by the November 1996 sale of $770 million of AAA credit card loans and the December 1996 $500 million insurance premium finance securitization. At September 30, 1997, the composition of the loan portfolio was 57% commercial and 43% consumer.


----------------------------------------------------------------------------------------------------------------------------------
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in millions)                                           1997             1997              1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial                          $10,259 (a)      $10,796           $10,518          $10,196           $10,747
   Commercial real estate                              1,599 (b)        1,671             1,598            1,534             1,564
   Consumer credit:
     Consumer mortgage                                 8,318            7,870             7,672            7,772             7,629
     Credit card                                       1,104            1,161             1,197            1,296             2,071
     Other consumer credit                             2,785            2,590             2,756            2,640             2,668
----------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                        12,207           11,621            11,625           11,708            12,368
   Lease finance assets                                2,502            2,512             2,477            2,533             2,285
----------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                         26,567           26,600            26,218           25,971            26,964
INTERNATIONAL LOANS                                    1,712            1,544             1,307            1,422             1,265
----------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount (c)   $28,279          $28,144           $27,525          $27,393           $28,229
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $7 million of loans subject to the FDIC loss-sharing arrangement.

(b) Includes $30 million of loans subject to the FDIC loss-sharing arrangement.

(c) Excludes segregated assets.


Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans decreased by $488 million, or 5%, at September 30, 1997, compared to September 30, 1996, primarily as a result of the $500 million insurance premium finance securitization and a decrease in corporate/institutional loans. These decreases were partially offset by increases in middle market lending and business banking. Commercial and financial loans represented 36% of the total loan portfolio at September 30, 1997, and 38% at September 30, 1996. At September 30, 1997, nonperforming domestic commercial and financial loans were .22% of total domestic commercial and financial loans, compared with .28% at September 30, 1996. This ratio has been less than 1% for 18 consecutive quarters.

Commercial real estate

The Corporation's $1,599 million domestic commercial real estate loan portfolio consists of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are $507 million of owner-occupied and other loans. Owner-occupied and other loans are loans that are secured by real estate, however, the commercial property is not being relied upon as the primary source of repayment. The commercial real estate loan portfolio includes $30 million of loans acquired in the December 1992 Meritor retail office acquisition that are subject to a five-year 95% loss-sharing arrangement with the FDIC. This loss-sharing arrangement remains in effect through December 31, 1997. Domestic commercial real estate loans increased by $35 million, or 2%, at September 30, 1997, compared with September 30, 1996. The increase resulted primarily from new loan originations partially offset by paydowns. Domestic commercial real estate loans were 6% of total loans at September 30, 1997, unchanged from

--------------------------------------------------------------------------------

September 30, 1996. Nonperforming commercial real estate loans were .90% of total domestic commercial real estate loans at September 30, 1997, compared with 2.15% at September 30, 1996.


---------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS                                          Percent of
                                                                          Sept. 30,           total loans
(in millions)                                                                  1997           outstanding
---------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans                                   $1,062                    4%
Owner-occupied and other loans                                                  507                    2
FDIC loss share loans                                                            30                    -
---------------------------------------------------------------------------------------------------------
        Total                                                                $1,599                    6%
---------------------------------------------------------------------------------------------------------


Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one- to four-family residential mortgages, fixed-term home equity loans and home equity revolving credit line loans. At September 30, 1997, this portfolio totaled $8,318 million, a $689 million, or 9%, increase from September 30, 1996. This increase resulted from an increase in the one- to four-family residential mortgage warehouse portfolio and growth in fixed-term home equity loans.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans totaled $3.5 billion at September 30, 1997, unchanged from September 30, 1996.

Loans secured by one- to four-family residential mortgages increased approximately $555 million to $2.3 billion and fixed-term home equity loans increased approximately $150 million to $1.9 billion. Home equity revolving credit line loans were $644 million at September 30, 1997, an increase of approximately $30 million from September 30, 1996. Nonperforming consumer mortgages were .62% and .68% of total consumer mortgages at September 30, 1997, and September 30, 1996, respectively.

Credit card

At September 30, 1997, credit card loans totaled $1,104 million, a $967 million, or 47%, decrease from September 30, 1996. This decrease primarily resulted from the November 1996 $770 million AAA credit card sale and a reduction in the CornerStone(sm) portfolio. Credit card loans are charged off after reaching 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 2.19% at September 30, 1997, compared with 2.04% at June 30, 1997, and 1.84% at September 30, 1996. The past-due ratios at September 30, 1997, and June 30, 1997, reflect the change in the mix of the portfolio following the AAA sale. The CornerStone(sm) credit card portfolio was 45% of total credit cards at September 30, 1997, compared with 32% at September 30, 1996. The CornerStone(sm) credit card product has historically experienced a higher past-due ratio and a higher level of credit losses than the Corporation's other credit card loans. At September 30, 1997, the CornerStone(sm) portfolio totaled $501 million, compared with $539 million at June 30, 1997, and $672 million at September 30, 1996.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans and unsecured personal credit lines, was $2,785 million at September 30, 1997, an increase of $117 million from September 30, 1996. Other

--------------------------------------------------------------------------------

consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans comprised approximately 59% of this portfolio at September 30, 1997.

Lease finance assets

Lease finance assets totaled $2,502 million at September 30, 1997, an increase of $217 million compared with September 30, 1996, primarily resulting from the Mellon First United Leasing $150 million lease financing acquisition. Lease finance assets represented 9% of the total loan portfolio at September 30, 1997, up from 8% at September 30, 1996. Nonperforming leases were .43% of total leases at September 30, 1997, compared with .62% at September 30, 1996.

International loans

Loans to international borrowers totaled $1,712 million at September 30, 1997, up 35% from $1,265 million at September 30, 1996, primarily due to increased activity with large corporate customers and foreign banks. There were no nonperforming international loans at September 30, 1997.

Assets held for accelerated resolution

In December 1995, the Corporation segregated $193 million of CornerStone(sm) credit card loans, which had a history of delinquency, into an accelerated resolution portfolio. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio were applied to reduce the carrying value of this portfolio. The net carrying value of the accelerated resolution portfolio was zero at September 30, 1997, compared with $9 million at June 30, 1997, and $40 million at September 30, 1996. This portfolio was in other assets on the Corporation's balance sheet.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK

--------------------------------------------------------------------------------------------------------
                                                                                       September 30,
(in millions)                                                                     1997              1996
--------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                   $31,088  (a)      $25,039
Standby letters of credit and foreign guarantees                                 3,800  (b)        3,570
Commercial letters of credit                                                        85                85
Residential mortgage loans serviced with recourse                                  117               130
Custodian securities lent with indemnification
  against broker default of return of securities                                26,987            20,690
--------------------------------------------------------------------------------------------------------

(a) Approximately 30% of these commitments are scheduled to expire within one year, and approximately 87% are scheduled to expire within five years.

(b) Net of participations and cash collateral totaling $456 million.

CAPITAL
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA
(dollar amounts in millions,                       SEPT. 30,            June 30,            Dec. 31,           Sept. 30,
 except per share amounts)                              1997                1997                1996                1996
------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                           $3,585              $3,377              $3,456              $3,399
Common shareholders' equity to assets ratio             8.25%               7.72%               8.11%               7.78%
Tangible common shareholders' equity                  $2,265              $2,180              $2,218              $2,221
Tangible common equity to assets ratio (a)              5.37%               5.13%               5.36%               5.22%
Total shareholders' equity                            $3,778              $3,570              $3,746              $3,834
Total shareholders' equity to assets ratio              8.69%               8.17%               8.79%               8.78%
Tier I capital ratio                                    8.08                7.94                8.38                6.74
Total (Tier I plus Tier II) capital ratio              13.24               13.24               13.58               11.26
Leverage capital ratio                                  8.37                8.20                8.31                6.68
Book value per common share                           $14.08              $13.42              $13.43  (b)         $13.13  (b)
Tangible book value per common share                    8.90                8.66                8.62  (b)           8.58  (b)
Closing common stock price                             54.75              45.125               35.50  (b)          29.63  (b)
Market capitalization                                 13,938              11,353               9,134               7,668
Common shares outstanding (000)                      254,578             251,599             257,294  (b)        258,830  (b)
-------------------------------------------------------------------------------------------------------------------------


(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

(b) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.


The increase in common shareholders' equity at September 30, 1997, compared with June 30, 1997, and September 30, 1996, reflects earnings retention and common shares issued in the Buck acquisition, partially offset by common stock repurchases. The decrease in total shareholders' equity from September 30, 1996, resulted from the December 1996 redemption of the $150 million Series I preferred stock and the February 1997 redemption of the $100 million Series J preferred stock.

The Corporation's average level of treasury stock was approximately $245 million higher in the third quarter of 1997 compared with the third quarter of 1996. After giving effect to funding the higher level of treasury stock, valued at a short-term funding rate, the lower share count increased earnings per share 1% while ongoing business growth increased earnings per share 11%.

On July 15, 1997, the Corporation announced that its board of directors authorized the repurchase of up to 6 million additional shares of common stock. The board of directors also authorized the repurchase of an equivalent number of common shares that will be issued in connection with the acquisition of 1st Business Corporation. During the third quarter of 1997, the Corporation repurchased approximately 2.3 million shares of common stock that will be used as part of the shares to be issued for this acquisition.

During the third quarter of 1997, the Corporation issued approximately 3.5 million shares of common stock in connection with the Buck acquisition. These shares were repurchased in the second quarter of 1997. Since the beginning of 1995, the Corporation has repurchased approximately 58 million common shares, prior to any reissuances, as well as warrants for 9 million shares of common stock.

--------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING
--------------------------------------------------------------------------------------------------------------------------------
                                                                                THIRD QUARTER       YEAR TO DATE       Full Year
(in millions)                                                                            1997             1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                            251.6            257.3             274.4
Shares issued for stock-based benefit plans and dividend reinvestment plan                1.8              4.7               4.5
Shares issued for Buck Consultants, Inc. acquisition                                      3.5              3.5                 -
Shares repurchased                                                                       (2.3)           (10.9) (a)        (21.6)
--------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                        254.6            254.6             257.3
--------------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of approximately $470 million or an average price of $43.10 per share.

Tier I and Total capital ratios are expressed as a percentage of risk-adjusted assets, which include various credit risk-weighted percentages of on-balance-sheet assets, as well as off-balance-sheet exposures. The Leverage capital ratio evaluates capital adequacy on the basis of the ratio of Tier I capital to quarterly average total assets as reported on the Corporation's regulatory financial statements, net of the loan loss reserve, goodwill and certain other intangibles.

Federal regulators use a capital-based supervisory system for all insured financial institutions. If a financial institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a financial institution's capital position into one of five categories ranging from well-capitalized to critically undercapitalized. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at September 30, 1997. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.


--------------------------------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                                             September 30,
(dollar amounts in millions)                                                   1997                1996
--------------------------------------------------------------------------------------------------------
Tier I capital:
   Common shareholders' equity (a)                                           $3,561            $  3,419
   Qualifying preferred stock                                                   193                 435
   Trust-preferred securities (b)                                               990                   -
   Other items                                                                  (20)                 (9)
   Goodwill and certain other intangibles                                    (1,248)             (1,086)
--------------------------------------------------------------------------------------------------------
         Total Tier I capital                                                 3,476               2,759
Tier II capital                                                               2,223               1,853
-------------------------------------------------------------------------------------------------------
         Total qualifying capital                                          $  5,699            $  4,612
-------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
   On-balance-sheet                                                         $28,919             $28,523
   Off-balance-sheet                                                         14,108              12,420
-------------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                                         $43,027             $40,943
-------------------------------------------------------------------------------------------------------
Average assets-leverage capital basis                                       $41,513             $41,300
-------------------------------------------------------------------------------------------------------
Tier I capital ratio (c)                                                      8.08%               6.74%
Total capital ratio (c)                                                      13.24               11.26
Leverage capital ratio (c)                                                    8.37                6.68
-------------------------------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $24 million of unrealized gains and $20 million of unrealized losses, net of tax, on assets classified as available for sale at September 30, 1997 and 1996, respectively, have been excluded.

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

--------------------------------------------------------------------------------

The increase in the Corporation's regulatory capital ratios, compared with September 30, 1996, reflects the issuance of $1 billion of trust-preferred securities in December 1996 following the decision by the Federal Reserve that accorded these securities Tier I capital status. The trust-preferred securities are not included as a component of total shareholders' equity on the Corporation's balance sheet.

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


---------------------------------------------------------------------------------------------------------
                                           SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                   1997              1997             1996              1996
---------------------------------------------------------------------------------------------------------
Goodwill                                      $1,229            $1,089           $1,110            $1,040
---------------------------------------------------------------------------------------------------------

The $189 million increase in goodwill at September 30, 1997, compared with September 30, 1996, resulted from a $165 million increase related to the Buck acquisition and an $84 million increase related to the Mellon First United Leasing acquisition, partially offset by $70 million of amortization. The annual amortization of goodwill for the full years 1998 through 2002 is expected to be approximately $76 million, $75 million, $75 million, $72 million and $70 million, respectively. The after-tax impact of the annual amortization of goodwill for the full years 1998 through 2002 is expected to be approximately $64 million, $64 million, $63 million, $61 million and $59 million, respectively. The levels of goodwill and purchased core deposit intangibles are expected to increase by approximately $335 million following the Pacific Brokerage Services, Inc. and 1st Business Corporation acquisitions.


---------------------------------------------------------------------------------------------------------
                                           SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                   1997              1997             1996              1996
---------------------------------------------------------------------------------------------------------
Purchased core deposit intangibles               $71              $ 76             $ 88              $ 93
Covenants not to compete                           -                 -                6                10
Other identified intangibles                      20                32               34                35
---------------------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles          $91              $108             $128              $138
---------------------------------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from September 30, 1996, resulted from amortization and the sale of 50% of the R-M Trust Company. The annual amortization of purchased core deposit and other identified intangibles for the full years 1998 through 2002 is expected to be approximately $24 million, $24 million, $13 million, $7 million and $5 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1998 through 2002 is anticipated to be approximately $16 million, $16 million, $8 million, $4 million and $3 million, respectively.

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                             SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                     1997              1997             1996              1996
-----------------------------------------------------------------------------------------------------------
Mortgage servicing assets                       $1,002              $960             $745              $701
Purchased credit card relationships                 24                26               29                81
-----------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships      $1,026              $986             $774              $782
-----------------------------------------------------------------------------------------------------------


The Corporation capitalized $71 million and $88 million in the third quarters of 1997 and 1996, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $27 million and $24 million in the third quarters of 1997 and 1996, respectively. The estimated fair value of capitalized mortgage servicing assets was $1.1 billion at September 30, 1997. The $57 million decrease in purchased credit card relationships from September 30, 1996, resulted from the AAA credit card sale in November 1996 and amortization.

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

As shown in the Consolidated Statement of Cash Flows, cash and due from banks increased by $186 million during the first nine months of 1997 to $3,032 million at September 30, 1997. The increase reflected $407 million of net cash provided by operating activities and $169 million of net cash provided by investing activities, partially offset by $406 million of net cash used in financing activities. Net cash provided by investing activities principally reflected proceeds from the sale of loan portfolios and a decrease in securities available for sale, partially offset by loan growth. Net cash used in financing activities primarily reflected a decrease in customer term deposits and the repurchase of common stock, partially offset by an increase in short-term borrowings.

--------------------------------------------------------------------------------

There were no contractual maturities of the Corporation's long-term debt during the third quarter of 1997. Contractual maturities of parent term debt will total $200 million in the remainder of 1997, all of which is due in December 1997. Contractual maturities of long-term debt will total $119 million in 1998, including $12 million relating to parent term debt. At September 30, 1997, the Corporation's senior debt and Mellon Bank, N.A.'s subordinated debt were rated "A2" by Moody's and "A" by Standard & Poor's. On August 1, 1997, Standard & Poor's revised its ratings outlook on the Corporation and its affiliates to positive from stable.

The Corporation paid $247 million in common stock dividends in the first nine months of 1997, compared with $232 million in the prior-year period. In addition, the Corporation paid $14 million in preferred stock dividends during the first nine months of 1997 and recorded $3 million of issue costs as preferred stock dividends in connection with the redemption of the Series J preferred stock. The common dividend payout ratio was 44% in the third quarter of 1997, compared with 45% in the third quarter of 1996. On a tangible earnings per common share basis, the common dividend payout ratio was 40% in the third quarter of 1997 and 41% in the third quarter of 1996. Based upon shares outstanding at September 30, 1997, and the current quarterly common dividend rate of $.33 per share, annualized dividend requirements for the common and preferred stock are expected to be approximately $350 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation's 1996 Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to September 30, 1997, of approximately $655 million, less any dividends declared and plus or minus net profits or losses, as defined, between October 1, 1997, and the date of any such dividend declaration. The national bank subsidiaries declared dividends to the parent Corporation of $200 million in the first nine months of 1997, $400 million in 1996 and $501 million in 1995. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $119 million in the first nine months of 1997, $21 million in 1996 and $30 million in 1995. In addition, Mellon Bank, N.A. and The Boston Company returned $200 million and $150 million, respectively, of capital to the parent Corporation in 1996.


INTEREST RATE SENSITIVITY ANALYSIS
--------------------------------------------------------------------------------

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

Modeling techniques that are used to estimate the impact of changes in interest rates on the net interest margin are a more relevant method of measuring interest rate risk than the less sophisticated interest rate sensitivity gap table shown on page 35. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future

--------------------------------------------------------------------------------

interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers have migrated from lower cost deposit products to higher cost products. Also, customers may choose to refinance fixed rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial options may cause actual results to differ from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 46 of the 1996 Annual Report to Shareholders.

The table below illustrates the simulation analysis of the impact of a 50, 100 or 200 basis point upward or downward movement in interest rates on net interest revenue, earnings per share and return on common shareholders' equity. This analysis was done assuming that interest-earning asset levels at September 30, 1997, remained constant, that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing over a six-month period from the September 30, 1997 levels and remaining at those levels thereafter.


--------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS

                                                             Movements in interest rates from September 30, 1997 rates
--------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                            Increase                             Decrease
                                                        -------------------------------      -----------------------------
  compared with September 30, 1997:                     +50bp       +100bp       +200bp      -50bp     -100bp       -200bp
                                                        -------------------------------      -----------------------------
  Net interest revenue increase (decrease)              (.5)%       (1.1)%       (2.7)%        .4%        .6%          .5%
  Earnings per share increase (decrease)               $(.02)       $(.04)       $(.09)       $.02       $.02         $.02
  Return on common equity increase (decrease)            (14) bp      (27) bp      (69) bp      11 bp      15 bp        13 bp
--------------------------------------------------------------------------------------------------------------------------


The anticipated impact on net interest revenue under all scenarios is consistent with the Corporation's cumulative liability-sensitive gap position at the one-year repricing period as shown in the interest rate sensitivity gap table on page 35.

The interest rate sensitivity gap table shows the repricing characteristics of the Corporation's interest-earning assets and supporting funds at September 30, 1997. The data are based on contractual repricing or maturities and, where applicable, management's assumptions as to the estimated repricing characteristics of certain assets and supporting funds. At September 30, 1997, the Corporation had a liability-sensitive interest rate risk position at the one-year repricing period. Generally, a liability-sensitive gap indicates that rising interest rates could negatively affect net interest revenue, and falling rates could positively affect net interest revenue. Assets and liabilities with similar contractual repricing characteristics, however, may not reprice to the same degree. As a result, the Corporation's static interest rate sensitivity gap position does not necessarily predict the impact of changes in general levels of interest rates on net interest revenue.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: U.S. government and federal agency securities, municipal securities, mortgage-backed securities, fixed rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The cumulative gap at the one-year repricing period, before the utilization of off-balance-sheet instruments, was asset-sensitive $3.6 billion, or 8.2% of total assets, at September 30, 1997. However, because the Corporation did not want to accept the level of interest rate risk presented by its naturally asset-sensitive

--------------------------------------------------------------------------------

balance sheet, it entered into interest rate swaps and other off-balance-sheet instruments that resulted in a net reduction of $3.8 billion in this cumulative asset sensitive position. These instruments reduced the cumulative gap at the one-year repricing period to a liability-sensitive amount of $.2 billion, or
 .4% of total assets. Alternatively, the Corporation could have acquired additional fixed rate investment securities or other fixed rate interest-earning assets of $3.8 billion to accomplish this objective. Correspondingly, the Corporation also would have had to acquire a comparable amount of wholesale funds to fund these additional interest-earning assets. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.


--------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP AT SEPTEMBER 30, 1997

                                                                             Repricing period
                                                      --------------------------------------------------------------
                                                        0-30        31-90         91-180    181-365        Over 1
(dollar amounts in millions)                            days         days           days       days          year            Total
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                               $9,780       $9,046       $3,186       $2,298       $10,450          $34,760
Funds supporting
  interest-earning assets                              7,337        8,242        2,318        2,862        14,001           34,760
----------------------------------------------------------------------------------------------------------------------------------
       Subtotal                                       $2,443       $  804       $  868       $ (564)      $(3,551)         $     -

Off-balance-sheet instruments                         (1,534)      (2,565)        (223)         577         3,745                -
----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap                         $  909      $(1,761)      $  645       $   13       $   194          $     -
----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                        $  909       $ (852)      $ (207)      $ (194)      $     -          $     -
----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets                                        2.1%        (2.0)%        (.5)%        (.4)%
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

--------------------------------------------------------------------------------

Managing interest rate risk with off-balance-sheet instruments

The Corporation uses off-balance-sheet instruments, primarily interest rate swaps, in managing its overall interest rate exposure. Interest rate swaps, caps and floors, financial futures and financial options have been approved by the Corporation for managing the overall corporate interest rate exposure. Their usage for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. The Corporation primarily uses interest rate swaps, including index amortizing swaps and swaptions to accomplish its objectives.

Interest rate swaps involve the exchange of fixed and variable interest payments based upon a contractual notional amount. In an index amortizing swap, the notional amount will vary based upon an underlying index. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly. Callable swaps are generic swaps with a call option at the option of the counterparty. Callable swaps' notional amounts are not based on interest rate indices, but call options will be exercised or not exercised on the basis of market interest rates. The callable swaps entered into by the Corporation are subject to call options in August 1998, November 1998 and February 1999, at the option of the counterparty. If after a specified time period the call options are not exercised, the swaps will remain outstanding until their contractual maturity date. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 23 in the Corporation's 1996 Annual Report to Shareholders.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                         Sept. 30,
(notional amounts in millions)                 1997         1998         1999         2000          2001        2002+         1997
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount                            $135         $ 29      $     -         $  -          $  -      $   700       $  864
    Weighted average rate:
      Receive                                 6.16%        4.63%            -            -             -        6.62%        6.48%
      Pay                                     5.72%        4.49%            -            -             -        5.83%        5.77%

Receive fixed/pay floating
 indexed amortizing swaps:
    Notional value                             $ 65         $208       $1,798         $242          $199      $   493       $3,005
    Weighted average rate:
      Receive                                 7.12%        6.34%        5.70%        6.25%         6.31%        7.06%        6.08%
      Pay                                     5.84%        5.83%        5.82%        5.83%         5.83%        5.84%        5.82%

Receive fixed/pay floating
 callable swaps: (b)
    Notional value                             $  -         $  -       $1,050         $  -          $  -      $     -       $1,050
    Weighted average rate:
      Receive                                     -            -        6.88%            -             -            -        6.88%
      Pay                                         -            -        5.17%            -             -            -        5.17%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount                            $  1         $415       $  203         $  -          $  -      $    15       $  634
    Weighted average rate:
      Receive                                 7.52%        5.59%        5.74%            -             -        5.80%        5.65%
      Pay                                     8.20%        5.90%        6.20%            -             -        6.62%        6.02%

Other products (c)                             $261         $ 11       $    -         $ 40          $  -      $     -       $  312
----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                   $462         $663       $3,051         $282          $199      $1,208        $5,865
----------------------------------------------------------------------------------------------------------------------------------



(a) Generic swaps' notional amounts and lives are not based on interest rate indices.

(b) Expected maturity dates, based upon interest rates at September 30, 1997, are shown in this table.

(c) Average rates are not meaningful for these products.


The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $5.9 billion at September 30, 1997, a decrease of $183 million from $6.0 billion at June 30, 1997. This gross notional amount, which is presented in the table above, must be viewed in the context of the Corporation's overall interest rate risk management activities to assess its impact on the net interest margin. As discussed on pages 34 and 35, these off-balance-sheet instruments modified the Corporation's asset-sensitive position, including the modification of the cumulative asset-sensitive position at the one-year repricing period, of $3.6 billion, before the utilization of these instruments, to a cumulative one-year liability-sensitive position of $.2 billion at September 30, 1997.

--------------------------------------------------------------------------------

The following table presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying rate-sensitive instruments.

-------------------------------------------------------------------------------------------------
                                                                                 September 30,
(in millions)                                                                 1997           1996
-------------------------------------------------------------------------------------------------
Instruments associated with deposits                                        $3,300         $4,604
Instruments associated with other liabilities                                  720            414
Instruments associated with loans                                            1,845            584
-------------------------------------------------------------------------------------------------
     Total notional amount                                                  $5,865         $5,602
-------------------------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet instruments to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in net interest revenue of $5 million and $18 million in the third quarter and first nine months of 1997, compared with interest revenue of $6 million and $19 million in the third quarter and first nine months of 1996.

In response to tactical asset/liability management considerations, the Corporation terminated $200 million of pay fixed rate generic interest rate swaps in the first quarter of 1997. These terminations resulted in a net deferred loss of less than $1 million. This loss will be amortized over the two years remaining on the original hedge. The Corporation amortized less than $1 million and $2 million of termination gains into net interest revenue in the third quarter and first nine months of 1997, respectively, resulting from terminations in the first quarter of 1997 and full year 1996. No contracts were terminated during the third quarter of 1997.

The Corporation has also entered into off-balance-sheet contracts to manage risks other than the interest rate risks described above. During the third quarter of 1997, the Corporation entered into $950 million of interest rate floor contracts and $300 million of interest rate swap contracts as protection against prepayment risk in its mortgage servicing portfolio. The interest rate floor contracts mature in five years and have a floor weighted average strike rate of 5.61%. The interest rate swap contracts have an initial maturity of 10 years and a receive fixed weighted average rate of 6.49%. These contracts reduce value impairment risk of the Corporation's mortgage servicing rights due to a decrease in interest rates. Realized gains/losses and cash settlements on these contracts will be deferred and included as an adjustment to the carrying value of the related mortgage servicing rights and amortized over the same period as the mortgage servicing rights. There were no deferrals at September 30, 1997.

The estimated unrealized fair value of the Corporation's off-balance-sheet instruments issued or held for purposes other than trading at September 30, 1997, was a positive $7 million, compared with a negative $46 million at June 30, 1997. This increase in market value was consistent with the decrease in interest rates during the third quarter of 1997, which had the corresponding effect of decreasing the fair value of on-balance-sheet core deposits. Also impacting the market value was the positive fair value of the interest rate floors and swaps entered into in the third quarter of 1997 to hedge against value impairment of the Corporation's mortgage servicing rights.

--------------------------------------------------------------------------------

OFF-BALANCE-SHEET INSTRUMENTS ISSUED OR HELD FOR PURPOSES OTHER THAN TRADING (a)
------------------------------------------------------------------------------------------------------
                                                                                    September 30,
(notional amounts in millions)                                                   1997             1996
------------------------------------------------------------------------------------------------------
Interest rate agreements:
     Interest rate swaps                                                       $5,553           $5,499
     Options, caps and floors purchased (b)                                        40               84
     Futures and forward contracts                                                272               19
Interest rate floors and swaps associated
  with mortgage servicing rights                                                1,250                -
Other products                                                                    175               81
------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $27 million at September 30, 1997, and $3 million at September 30, 1996.

(b) At September 30, 1997 and 1996, there were no options, caps or floors written.


Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also enters into these transactions in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the third quarter and first nine months of 1997, the Corporation recorded $30 million and $77 million of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $20 million and $59 million in the third quarter and first nine months of 1996. The total notional values of these contracts were $45 billion at September 30, 1997, and $35 billion at September 30, 1996, and are included on the off-balance-sheet instruments used for trading activities table on the following page.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities was less than $2 million at September 30, 1997.

--------------------------------------------------------------------------------

OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
---------------------------------------------------------------------------------------------------------
                                                                                      September 30,
 (notional amounts in millions)                                                    1997              1996
---------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                                    $14,284           $11,031
     Commitments to sell                                                         14,435            11,110
Foreign currency and other option contracts written                                 885               415
Foreign currency and other option contracts purchased                               937               423
Interest rate agreements:
     Interest rate swaps                                                          5,142             6,556
     Options, caps and floors purchased                                           1,690             2,241
     Options, caps and floors written                                             1,824             2,300
     Futures and forward contracts                                                6,230             1,147
---------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $411 million at September 30, 1997, and $253 million at September 30, 1996.

NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,       June 30,     March 31,     Dec. 31,    Sept. 30,
(dollar amounts in millions)                                     1997           1997          1997         1996         1996
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                              $104          $  90         $  95        $  94         $131
Acquired property, net of the OREO reserve                         71             72            75           80           78
----------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets (a)                              $175           $162          $170         $174         $209
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans               .37%           .32%          .35%         .35%         .46%
Total nonperforming assets as a percentage of
  total loans and net acquired property                          .62%           .57%          .62%         .63%         .74%
----------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming assets do not include the $18 million of segregated assets, net of $4 million of reserves, acquired in the December 1992 Meritor retail office acquisition. The loss-sharing arrangement with the FDIC is in effect through December 31, 1997. Beginning in 1998, any segregated assets will be reclassified as nonaccrual loans or OREO, as appropriate. In addition, any reserves will be added to the reserve for credit losses. Additional information regarding segregated assets is presented in note 8 in the Corporation's 1996 Annual Report to Shareholders. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more but are not on nonaccrual status because they are well secured and in the process of collection. Past-due consumer loans, excluding consumer mortgages, are generally not classified as nonaccrual but are charged off on a formula basis upon reaching various stages of delinquency. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1996 Annual Report to Shareholders.

At September 30, 1997, nonperforming assets totaled $175 million, an increase of $13 million, or 8%, from June 30, 1997, primarily as a result of an increase in commercial and financial nonperforming loans. Nonperforming assets decreased $34 million, or 16%, compared with September 30, 1996, primarily as a result of the repayment of commercial real estate loans and a $7 million decrease in acquired property as well as other repayments, returns to accrual status and credit losses. The ratio of nonperforming assets to total loans and net

--------------------------------------------------------------------------------

acquired property was .62% at September 30, 1997, compared with .57% at June 30, 1997, and .74% at September 30, 1996. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for 13 consecutive quarters.


--------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS (a)                                          SEPT. 30,     June 30,     March 31,     Dec. 31,    Sept. 30,
(dollar amounts in millions)                                           1997         1997          1997         1996         1996
--------------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                            $  20        $  11         $  18        $  21        $  30
  Commercial real estate                                                 14            9            14           16           34
  Consumer credit:
     Consumer mortgage                                                   52           54            52           50           52
     Other consumer credit                                                5            5             5            1            1
  Lease finance assets                                                   11            9             6            6           14
--------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                                         102           88            95           94          131
Restructured loans                                                        2            2             -            -            -
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (b)                                  104           90            95           94          131
--------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                                   76           77            80           86           88
  Reserve for real estate acquired                                       (9)          (9)           (9)         (10)         (10)
---------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                                        67           68            71           76           78
  Other assets acquired                                                   4            4             4            4            -
--------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                                         71           72            75           80           78
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                    $175         $162          $170         $174         $209
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Domestic commercial and financial loans                            .22%         .12%          .17%         .21%         .28%
     Domestic commercial real estate loans                              .90          .55           .87         1.03         2.15
     Domestic consumer mortgage loans                                   .62          .68           .68          .65          .68
     Domestic lease finance assets                                      .43          .37           .27          .23          .62
     Total loans                                                        .37          .32           .35          .35          .46
Nonperforming assets as a percentage of
  total loans and net acquired property                                 .62          .57           .62          .63          .74
--------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes $23 million, $10 million, $17 million, $13 million and $49 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.


------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED SEPTEMBER 30 (a)
                                                           Domestic
                                  ----------------------------------------------------------
                                                                                       Lease                 Total
                                   Commercial       Commercial        Consumer       Finance           -----------------
(in millions)                     & Financial      Real Estate         Credit         Assets           1997         1996
------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $13             $  9            $59           $  9            $90         $130
  Acquired From USL Capital                 -                -              -              -              -           10
  Additions                                14                6             10              5             35           40
  Payments (b)                             (2)               -             (7)             -             (9)         (35)
  Return to accrual status                  -                -             (3)            (1)            (4)          (5)
  Credit losses                            (3)              (1)            (1)            (1)            (6)          (8)
  Transfers to acquired property            -                -             (1)            (1)            (2)          (1)
------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at September 30       $22              $14            $57            $11           $104         $131
------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE NINE MONTHS ENDED SEPTEMBER 30 (a)
                                                              Domestic
                                  ---------------------------------------------------------------
                                                                                            Lease                    Total
                                   Commercial       Commercial           Consumer         Finance              -----------------
(in millions)                     & Financial      Real Estate            Credit           Assets              1997         1996
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $21              $16               $51              $ 6             $  94         $167
  Acquired from USL Capital                 -                -                 -                -                 -           10
  Additions                                65               10                34               14               123          117
  Payments (b)                            (50)              (6)              (15)              (3)              (74)         (93)
  Return to accrual status                  -               (4)               (8)              (3)              (15)         (22)
  Credit losses                           (14)              (2)               (2)              (2)              (20)         (34)
  Transfers to acquired property            -                -                (3)              (1)               (4)         (14)
--------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at September 30       $22              $14               $57              $11              $104         $131
--------------------------------------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

(b) Includes interest applied to principal and sales.



------------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA (a)                                         September 30,
(dollar amounts in millions)                                              1997              1996
------------------------------------------------------------------------------------------------
Book balance                                                              $104              $131
Contractual balance                                                        120               157
Book balance as a percentage of contractual balance                        86%               83%
Interest receipts applied to reduce principal:
  Third quarter                                                           $  1              $  -
  Year-to-date                                                               1                 3
Interest receipts recognized in interest revenue:
  Third quarter                                                              1                 3
  Year-to-date                                                               6                 9
------------------------------------------------------------------------------------------------

(a) Excludes segregated assets.

A loan is considered impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation's 1996 Annual Report to Shareholders.


-----------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS                                                                                                  Three months ended
                                                                                                                 September 30,
(dollar amounts in millions)                                                                                   1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans (a)                                                                                              $36            $64
Average impaired loans                                                                                           34             65
Interest revenue recognized on impaired loans (b)                                                                 1              3
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $22 million and $10 million of impaired loans with a related impairment reserve of $4 million and $2 million at September 30, 1997, and September 30, 1996, respectively.
(b) All income was recognized using the cash basis method of income recognition.

Acquired property totaled $71 million at September 30, 1997, $72 million at June 30, 1997, and $78 million at September 30, 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                              Three months ended                  Nine months ended
                                                                           September 30,                       September 30,
 (in millions)                                                         1997              1996             1997              1996
--------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                    $68               $73              $76               $69
Foreclosures                                                              2                 4                7                19
Sales                                                                    (5)               (2)             (18)              (13)
Write-downs, losses, OREO provision and other                             2                 3                2                 3
--------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                           67                78               67                78
Other acquired assets                                                     4                 -                4                 -
--------------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve (a)               $71               $78              $71               $78
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


--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                    Three months ended                Nine months ended
                                                                               September 30,                     September 30,
(in millions)                                                               1997           1996              1997           1996
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                           $9              $11               $10            $18
Write-downs on real estate acquired                                          -               (1)                -             (4)
Provision                                                                    -                -                (1)            (4)
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                              $9              $10              $  9            $10
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


-----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                            SEPT. 30,       June 30,      March 31,        Dec. 31,      Sept. 30,
(dollar amounts in millions)                                   1997           1997           1997            1996           1996
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                   $  32          $  38          $  37            $ 35          $  35
     Ratio (a)                                                  .38%           .48%           .48%            .45%           .45%
   Credit card (b)                                               24             24             27              29             38
     Ratio (a)                                                 2.19%          2.04%          2.25%           2.24%          1.84%
   Student - government guaranteed                               42             38             40              47             50
     Ratio (a)                                                 2.55%          2.46%          2.52%           3.01%          3.23%
   Other consumer                                                 1              2              1               2              1
     Ratio (a)                                                  .13%           .15%           .13%            .18%           .13%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                           99            102            105             113            124
          Ratio (a)                                             .81%           .88%           .91%            .97%          1.00%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (c)                                                   17              9             12              10              8
----------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                   $116           $111           $117            $123          $ 132
----------------------------------------------------------------------------------------------------------------------------------

(a) 90 days or more past due as a percentage of quarter-end loan balances.

(b) Excludes past due CornerStone(sm) credit card loans included in the accelerated resolution portfolio.

(c) Includes lease finance assets.

CONSOLIDATED BALANCE SHEET

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                           SEPT. 30,       June 30,        Dec. 31,    Sept. 30,
                (dollar amounts in millions)                                    1997           1997            1996         1996
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                     $  3,032       $  3,447        $  2,846     $  3,128
                Interest-bearing deposits with banks                             512            466             419          708
                Federal funds sold and securities under resale agreements        219            674             460          358
                Other money market investments                                   140            120             113           70
                Trading account securities                                        88            112              84           51
                Securities available for sale                                  3,354          3,333           4,111        4,113
                Investment securities (approximate fair value
                  of $2,195, $2,257, $2,365 and $2,410)                        2,168          2,249           2,375        2,439
                Loans, net of unearned discount of $50, $48, $57 and $60      28,279         28,144          27,393       28,229
                Reserve for credit losses                                       (505)          (511)           (525)        (478)
                                                                            ---------      ---------      ----------      -------
                       Net loans                                              27,774         27,633          26,868       27,751
                Customers' acceptance liability                                  307            300             238          223
                Premises and equipment                                           589            581             569          560
                Goodwill and other intangibles                                 1,320          1,197           1,238        1,178
                Mortgage servicing assets and purchased
                  credit card relationships                                    1,026            986             774          782
                Acquired property, net of reserves of $9, $9, $10 and $10         71             72              80           78
                Other assets                                                   2,865          2,542           2,421        2,237
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                          $43,465        $43,712         $42,596      $43,676
                ----------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices            $  8,562       $  9,483        $  8,692     $  9,337
                Interest-bearing deposits in domestic offices                 18,900         19,431          19,965       20,169
                Interest-bearing deposits in foreign offices                   2,727          2,412           2,717        3,049
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                         30,189         31,326          31,374       32,555
                Federal funds purchased and securities under
                  repurchase agreements                                        1,870            790             742          906
                U.S. Treasury tax and loan demand notes                          632            908             474          754
                Term federal funds purchased                                     433            829             481          787
                Short-term bank notes                                            185             63             135          357
                Commercial paper                                                  56             58             122          170
                Other funds borrowed                                             328            351             293          230
                Acceptances outstanding                                          307            300             238          223
                Other liabilities                                              1,883          1,568           1,483        1,341
                Notes and debentures (with original maturities over one year)  2,814          2,959           2,518        2,519
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                      38,697         39,152          37,860       39,842
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests
preferred         in Corporation's junior subordinated
securities        deferrable interest debentures                                 990            990             990            -
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                  193            193             290          435
equity          Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 400,000,000 shares
                    Issued - 294,330,960 (a); 294,330,960 (a); 147,165,480 and
                      147,165,480 shares                                         147            147              74           74
                Additional paid-in capital                                     1,810          1,812           1,866        1,858
                Retained earnings                                              2,770          2,664           2,480        2,390
                Net unrealized gain (loss) on assets available for sale,
                  net of tax                                                      24             2               (1)         (20)
                Treasury stock of 39,753,178 (a); 42,732,010 (a); 18,518,290;
                  and 17,750,459 shares, at cost                              (1,166)        (1,248)           (963)        (903)
                ----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                       3,585          3,377           3,456        3,399
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                              3,778          3,570           3,746        3,834
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities
                         and shareholders' equity                            $43,465        $43,712         $42,596      $43,676
                ----------------------------------------------------------------------------------------------------------------

                (a) Reflects the two-for-one stock split distributed on
                    June 2, 1997.

                See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT

MELLON BANK CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Nine months ended
                                                                                                   -------------------------
                                                                                                   SEPT. 30,       Sept. 30,
(in millions, except per share amounts)                                                                 1997            1996
----------------------------------------------------------------------------------------------------------------------------
Interest revenue    Interest and fees on loans (loan fees of $58 and $72)                             $1,691          $1,674
                    Interest-bearing deposits with banks                                                  20              28
                    Federal funds sold and securities under resale agreements                             20              23
                    Other money market investments                                                         4               6
                    Trading account securities                                                             7               6
                    Securities                                                                           289             303
                    --------------------------------------------------------------------------------------------------------
                        Total interest revenue                                                         2,031           2,040
----------------------------------------------------------------------------------------------------------------------------
Interest expense    Deposits in domestic offices                                                         557             512
                    Deposits in foreign offices                                                           97             151
                    Federal funds purchased and securities under repurchase agreements                    55              74
                    Other short-term borrowings                                                           76              97
                    Notes and debentures                                                                 140              99
                    --------------------------------------------------------------------------------------------------------
                         Total interest expense                                                          925             933
----------------------------------------------------------------------------------------------------------------------------
Net interest             Net interest revenue                                                          1,106           1,107
revenue             Provision for credit losses                                                           75              75
                    --------------------------------------------------------------------------------------------------------
                         Net interest revenue after provision for losses                               1,031           1,032
----------------------------------------------------------------------------------------------------------------------------
Noninterest         Trust and investment fees                                                            924             735
revenue             Cash management and deposit transaction charges                                      177             155
                    Mortgage servicing fees                                                              157             131
                    Foreign currency and securities trading                                               82              61
                    Credit card fees                                                                      73              92
                    Information services fees                                                             33              34
                    Other income                                                                         265             245
                    --------------------------------------------------------------------------------------------------------
                         Total fee revenue                                                             1,711           1,453
                    Gains on sales of securities                                                           -               1
                    --------------------------------------------------------------------------------------------------------
                         Total noninterest revenue                                                     1,711           1,454
----------------------------------------------------------------------------------------------------------------------------
Operating           Staff expense                                                                        888             788
expense             Net occupancy expense                                                                161             156
                    Professional, legal and other purchased services                                     147             145
                    Business development                                                                 111             103
                    Equipment expense                                                                    110             106
                    Amortization of mortgage servicing assets and purchased credit card relationships     85              82
                    Amortization of goodwill and other intangible assets                                  79              73
                    Communications expense                                                                76              71
                    Other expense                                                                        130             122
                    Trust-preferred securities expense                                                    59               -
                    Net revenue from acquired property                                                    (7)            (10)
                    ---------------------------------------------------------------------------------------------------------
                         Total operating expense                                                       1,839           1,636
----------------------------------------------------------------------------------------------------------------------------
Income              Income before income taxes                                                           903             850
                    Provision for income taxes                                                           327             311
                    --------------------------------------------------------------------------------------------------------
                         Net income                                                                      576             539
                    Dividends on preferred stock                                                          17              29
                    --------------------------------------------------------------------------------------------------------
                         Net income applicable to common stock                                       $   559         $   510
----------------------------------------------------------------------------------------------------------------------------
Per common          Primary net income                                                               $  2.14         $  1.91 (a)
share               Fully diluted net income                                                         $  2.13         $  1.91 (a)
                    --------------------------------------------------------------------------------------------------------

                    (a) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.

                    See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON BANK CORPORATION (and its subsidiaries)
------------------------------------------------------------------------------------------------------------------------------
                                                                        SEPT. 30,  June 30,  March 31,    Dec. 31,   Sept. 30,
(in millions, except per share amounts)                                      1997      1997       1997        1996        1996
------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                   of $22, $19, $17, $24 and $24)                            $567      $571       $553        $579        $558
                  Interest-bearing deposits with banks                          6         7          7           8           9
                  Federal funds sold and securities under
                   resale agreements                                            9         6          5           7          10
                  Other money market investments                                2         1          1           1           3
                  Trading account securities                                    2         3          2           1           2
                  Securities                                                   94        96         99         103         108
                  ------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  680       684        667         699         690
------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                190       186        181         197         180
                  Deposits in foreign offices                                  30        33         34          43          49
                  Federal funds purchased and securities
                   under repurchase agreements                                 17        20         18          20          21
                  Other short-term borrowings                                  28        28         20          24          31
                  Notes and debentures                                         49        47         44          44          37
                  ------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  314       314        297         328         318
------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    366       370        370         371         372
revenue           Provision for credit losses                                  25        25         25          80          25
                  ------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for losses         341       345        345         291         347
------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fees                                   375       283        266         259         246
revenue           Cash management and deposit transaction charges              62        59         56          56          54
                  Mortgage servicing fees                                      53        53         51          49          46
                  Foreign currency and securities trading                      32        25         25          19          20
                  Credit card fees                                             24        25         24          28          29
                  Information services fees                                     7        13         13          16          14
                  Gain on sale of credit card portfolio                         -         -          -          57           -
                  Other income                                                 82        82        101          82          67
                  ------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       635       540        536         566         476
                  Gains on sales of securities                                  -         -          -           3           -
                  ------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               635       540        536         569         476
------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               344       276        268         267         256
expense           Net occupancy expense                                        55        54         52          49          50
                  Professional, legal and other purchased services             55        46         46          50          48
                  Business development                                         36        38         37          34          35
                  Equipment expense                                            38        36         36          39          35
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                     29        28         28          25          27
                  Amortization of goodwill and other intangible assets         25        27         27          27          24
                  Communications expense                                       25        25         26          25          24
                  Other expense                                                44        41         45          43          38
                  Trust-preferred securities expense                           20        19         20           3           -
                  Net revenue from acquired property                           (1)       (3)        (3)         (3)         (1)
                  -------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 670       587        582         559         536
------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                  306       298        299         301         287
                  Provision for income taxes                                  111       108        108         107         106
                  ------------------------------------------------------------------------------------------------------------
                      Net income                                              195       190        191         194         181
                  Dividends on preferred stock                                  4         4          9          15           9
                  ------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                  $191      $186       $182        $179        $172
------------------------------------------------------------------------------------------------------------------------------
Per common        Primary net income                                         $.73      $.72       $.69 (a)    $.68 (a)    $.66 (a)
share             Fully diluted net income                                   $.73      $.71       $.69 (a)    $.67 (a)    $.66 (a)
                  -------------------------------------------------------------------------------------------------------------

                  (a) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.

                  See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                              September 30,
                           (in millions)                                                                  1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                     $576              $539
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                             Amortization of goodwill and other intangible assets                           79                73
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                          85                82
                             Depreciation and other amortization                                            81                78
                             Deferred income tax expense                                                    56                58
                             Provision for credit losses                                                    75                75
                             Provision for real estate acquired and other losses                             4                (3)
                             Net gains on dispositions of acquired property                                 (8)               (7)
                           Net decrease in accrued interest receivable                                       -                10
                           Net decrease in trading account securities                                        4                16
                           Net (decrease) increase in accrued interest payable,
                             net of amounts prepaid                                                        (16)               12
                           Net (increase) decrease in residential mortgages held for sale                 (580)              336
                           Net decrease (increase) in other operating activities                            51               (92)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                                407             1,177
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                           (120)             (143)
                           Net decrease (increase) in federal funds sold and securities
                             under resale agreements                                                       241              (133)
                           Funds invested in securities available for sale                              (4,428)          (10,604)
                           Proceeds from sales of securities available for sale                          1,305               948
                           Proceeds from maturities of securities available for sale                     3,916             8,502
                           Funds invested in investment securities                                         (23)             (215)
                           Proceeds from maturities of investment securities                               228               289
                           Net decrease (increase) in credit card receivables                              105              (246)
                           Home equity lines of credit securitized                                           -               650
                           Net principal disbursed on loans to customers                                (1,292)             (591)
                           Loan portfolio purchases                                                        (55)             (216)
                           Proceeds from the sales of loan portfolios                                      854               845
                           Purchases of premises and equipment                                             (85)              (90)
                           Proceeds from sales of acquired property                                         27                20
                           Cash paid in purchase of Buck Consultants, Inc.                                 (42)                -
                           Cash paid in purchase of leases from USL Capital                                  -            (1,688)
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                           (337)             (182)
                           Net increase in other investing activities                                     (125)              (81)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) investing activities                      169            (2,935)
---------------------------------------------------------------------------------------------------------------------------------





                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                               September 30,
                           (in millions)                                                                  1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in transaction and savings deposits                                864               777
financing activities       Net (decrease) increase in customer term deposits                            (2,049)            2,517
                           Net increase (decrease) in federal funds purchased and
                             securities under repurchase agreements                                      1,128              (685)
                           Net increase (decrease) in short-term bank notes                                 50              (700)
                           Net decrease in term federal funds purchased                                    (48)             (118)
                           Net increase in U.S. Treasury tax and loan demand notes                         158               464
                           Net decrease in commercial paper                                                (66)             (114)
                           Repurchase and repayments of longer-term debt                                    (9)              (23)
                           Net proceeds from issuance of longer-term debt                                  305             1,099
                           Proceeds from issuance of common stock                                           65                36
                           Dividends paid on common and preferred stock                                   (264)             (261)
                           Repurchase of common stock for employee benefit purposes                          -              (192)
                           Repurchase of common stock - other                                             (470)             (306)
                           Redemption of preferred stock                                                   (97)                -
                           Net increase in other financing activities                                       27                40
                           -----------------------------------------------------------------------------------------------------
                                 Net cash (used in) provided by financing activities                      (406)            2,534
                           Effect of foreign currency exchange rates                                        16                10
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net increase in cash and due from banks                                         186               786
due from banks             Cash and due from banks at beginning of period                                2,846             2,342
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $3,032            $3,128
                           -----------------------------------------------------------------------------------------------------

Supplemental               Interest paid                                                               $   941           $   921
disclosures                Net income taxes paid                                                           247               233
--------------------------------------------------------------------------------------------------------------------------------

                       See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                               September 30,
                           (dollar amounts in millions, except per share amounts)                         1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity       Balance at beginning of period                                               $3,746            $4,025
                           Net income                                                                      576               539
                           Dividends on common stock at $.96 per share in 1997
                             and $.875 per share in 1996                                                  (247)             (232)
                           Dividends on preferred stock:
                             Series I                                                                        -               (11)
                             Series J                                                                       (5)               (6)
                             Series K                                                                      (12)              (12)
                           Common stock issued under dividend reinvestment and
                             common stock purchase plan                                                     16                13
                           Common stock issued in connection with the Buck Consultants,
                             Inc. acquisition                                                              143                 -
                           Series J preferred stock redemption                                             (97)                -
                           Exercise of stock options                                                        86                39
                           Repurchase of common stock for employee benefit purposes and
                             the dividend reinvestment and common stock purchase plan                        -              (192)
                           Repurchase of common stock - other                                             (470)             (306)
                           Net unrealized gain (loss) on assets available for sale, net of tax              25               (38)
                           Other                                                                            17                15
                           -----------------------------------------------------------------------------------------------------
                           Balance at end of period                                                     $3,778            $3,834
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

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) and makes the U.S. standard for computing EPS more comparable with the EPS standards of other countries. The Corporation currently presents EPS as computed under APB Opinion No. 15. Opinion No. 15 requires entities with complex capital structures to present both primary and fully diluted EPS. Primary EPS is based on common shares outstanding and securities that are common stock equivalents. Fully diluted EPS is based on common shares outstanding and all potential issuances of common stock that would reduce EPS. FAS No. 128 supersedes Opinion No. 15 and requires that basic EPS and diluted EPS be presented. Basic EPS will be based on only the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS under FAS No. 128 will be essentially the same as fully diluted EPS under Opinion No. 15, with some minor computational differences. Under FAS No. 128, basic and diluted earnings per share would have been $2.18 and $2.14, respectively, for the nine months ended September 30, 1997, and $1.94 and $1.92, respectively, for the nine months ended September 30, 1996. Actual primary and fully diluted earnings per share amounts for the nine months ended September 30, 1997, were $2.14 and $2.13, respectively, compared with $1.91 and $1.91, respectively, for the nine months ended September 30, 1996. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

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

In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective in 1998.

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires reporting of certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. This statement is effective in 1998.

--------------------------------------------------------------------------------

Note 2 --    Adoption of Financial Accounting Standards (continued)

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

Off-balance-sheet instruments issued or held for purposes other than trading

The Corporation enters into interest rate swaps, interest rate caps and floors, financial futures and financial options primarily to manage its sensitivity to interest rate risk. This is accomplished by using these instruments to offset the inherent price or interest rate risk of specific on-balance-sheet assets or liabilities. The Corporation uses interest rate floor contracts and interest rate swap contracts to hedge against value impairment of its mortgage servicing rights (MSRs) resulting from a decrease in interest rates. The Corporation also uses total return swaps to offset the inherent market value risk of investments in start-up mutual funds. All of these instruments are designated as hedges on the trade date and are highly correlated with the financial instrument being hedged. High correlation is achieved if the following conditions hold true: The hedge instrument and the financial instrument being hedged are both of the same currency and fixed rate; the hedge instrument is structurally similar to the instrument being hedged; or a mathematical correlation analysis is performed and correlation has been found to be high. Hedge correlation of interest rate or market value risk management positions is reviewed periodically. If a hedged instrument is sold or matures, or correlation criteria are no longer met, the risk management position is no longer accounted for as a hedge. Under these circumstances, the accumulated change in market value of the hedge is recognized in current income to the extent that the hedge results have not been offset by the effects of interest rate or price changes of the hedged item.

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

Interest revenue or interest expense on hedge transactions is accrued over the term of the agreement as an adjustment to the yield or cost of the related asset or liability. Transaction fees are deferred and amortized to interest revenue or interest expense over the term of the agreement. Realized gains and losses are deferred and amortized over the life of the hedged transaction as interest revenue or interest expense, and any unamortized amounts are recognized as income or loss at the time of disposition of the assets or liabilities being hedged. Amounts payable to or receivable from counterparties are included in other liabilities or other assets. The fair values of interest rate swaps, caps and floors, financial futures and financial options used for purposes other than trading are not recognized in the financial statements. Realized gains/losses and cash settlements on instruments associated with MSRs are deferred and included as an adjustment to the carrying value of the MSRs. These amounts are amortized over the same period as the MSRs. Changes in fair value of total return swaps are recognized in net unrealized gain/loss on assets available for sale within shareholders' equity.

--------------------------------------------------------------------------------

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


---------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended              Nine months ended
                                                                           September 30,                   September 30,
(in millions)                                                            1997           1996            1997           1996
---------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                $29            $18             $74            $56
Debt instruments                                                            2              -               5              2
Interest rate contracts                                                     1              1               3              1
Futures contracts                                                           -              1               -              2
---------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)            $32            $20             $82            $61
---------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recognized an unrealized loss of less than $1 million at September 30, 1997, and September 30, 1996, related to securities held in the trading portfolio.

--------------------------------------------------------------------------------

Note 4 --     Supplemental information to the Consolidated Statement of Cash
              Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.


---------------------------------------------------------------------------------------------------------------
                                                                                             Nine months ended
                                                                                               September 30,
(in millions)                                                                               1997           1996
---------------------------------------------------------------------------------------------------------------
Net transfers to real estate acquired                                                     $    7       $     19
Net transfers to segregated assets                                                            12             11
Purchase of business equipment financing unit of USL Capital Corporation:
     Fair value of noncash assets acquired                                                     -          1,708
     Liabilities assumed                                                                       -            (20)
                                                                                                        --------
         Net cash paid                                                                         -          1,688
Purchase of Buck Consultants, Inc.:
     Fair value of noncash assets acquired                                                   357              -
     Liabilities assumed                                                                    (172)             -
     Mellon common stock issued, from treasury                                              (143)             -
                                                                                           ------
         Net cash paid                                                                        42              -
---------------------------------------------------------------------------------------------------------------

Note 5 --     Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

--------------------------------------------------------------------------------

Note 6 --   Securities

SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30, 1997                               September 30, 1996
                                      ------------------------------------------        ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                           $   184      $   -         $-    $   184          $   282      $   -      $   1    $   281
U.S. agency mortgage-backed               2,156         30          2      2,184            1,985          8         37      1,956
Other U.S. agency                           942          1          -        943            1,776          2          -      1,778
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              3,282         31          2      3,311            4,043         10         38      4,015
Obligations of states and
  political subdivisions                     26          -          -         26               23          -          -         23
Other mortgage-backed                         3          -          -          3                5          -          -          5
Other securities                             14          -          -         14               58         12          -         70
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $3,325        $31         $2     $3,354           $4,129        $22        $38     $4,113
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were less than $1 million in the first nine months of 1997. Gross realized gains were $1 million in the first nine months of 1996. Gross realized losses were less than $1 million in the first nine months of 1997 and the first nine months of 1996.

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 1997                                  September 30, 1996
                                      -----------------------------------------         ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                          $     37       $  4         $-    $   41          $     27         $1      $   1     $   27
U.S. agency mortgage-backed               2,041         25          2     2,064             2,328          4         33      2,299
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              2,078         29          2     2,105             2,355          5         34      2,326
Other mortgage-backed                        25          -          -        25                31          -          -         31
Other securities                             65          -          -        65                53          -          -         53
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $2,168        $29         $2    $2,195            $2,439         $5        $34     $2,410
----------------------------------------------------------------------------------------------------------------------------------

Note 7 --     Other assets

----------------------------------------------------------------------------------------------------------------------------------
                                                                    SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1997              1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                             $   375           $   327          $   307           $   300
  Other                                                                    72                62               67                58
Interest receivable                                                       235               242              235               234
Accounts receivable                                                       365               221              283               242
Receivables related to
  off-balance-sheet instruments                                           405               365              329               254
Assets held for accelerated resolution                                      -                 9               30                40
Segregated assets, net of reserve (a)                                      18                 4               10                18
Other                                                                   1,395             1,312            1,160             1,091
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $2,865            $2,542           $2,421            $2,237
----------------------------------------------------------------------------------------------------------------------------------

(a) Additional information regarding segregated assets is presented in note 8 in the Corporation's 1996 Annual Report to Shareholders.

--------------------------------------------------------------------------------

Note 8 --     Preferred stock

The following table summarizes the Corporation's preferred stock outstanding. Each series of preferred stock has a par value of $1.00 per share and liquidation preference of $25 per share. The Corporation has authorized 50 million shares of preferred stock. A detailed description of the Corporation's outstanding preferred stock is provided in note 14 in the Corporation's 1996 Annual Report to Shareholders.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Balances at
                                                                               ---------------------------------------------------
                                                 Shares          Shares        SEPT. 30,        June 30,     Dec. 31,    Sept. 30,
(dollar amounts in millions)                 authorized          issued             1997            1997         1996         1996
----------------------------------------------------------------------------------------------------------------------------------
8.20% preferred stock (Series K)              8,000,000       8,000,000             $193            $193         $193         $193
8.50% preferred stock (Series J)                      -               -                -               -           97           97
9.60% preferred stock (Series I)                      -               -                -               -            -          145
----------------------------------------------------------------------------------------------------------------------------------
     Total preferred stock                                                          $193            $193         $290         $435
----------------------------------------------------------------------------------------------------------------------------------

Note 9 -- Computation of primary and fully diluted net income per common share (a)


------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter ended                       Nine months ended
                                                        -------------------------------------         ------------------------
(dollar amounts in millions, except per                 SEPT. 30,       June 30,    Sept. 30,         SEPT. 30,      Sept. 30,
 share amounts; common shares in thousands)                  1997           1997         1996              1997           1996
------------------------------------------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER COMMON SHARE

Net income applicable to common stock                        $191           $186         $172              $559           $510
------------------------------------------------------------------------------------------------------------------------------
Stock and stock equivalents (average shares):
   Common shares outstanding                              255,081        254,508      259,474 (b)       255,852        263,822 (b)
   Stock options                                            5,129          4,863        3,722 (b)         5,090          3,716 (b)
------------------------------------------------------------------------------------------------------------------------------
         Total stock and stock equivalents                260,210        259,371      263,196 (b)       260,942        267,538 (b)
------------------------------------------------------------------------------------------------------------------------------
Primary net income per common share                         $ .73          $ .72        $ .66 (b)         $2.14          $1.91 (b)
------------------------------------------------------------------------------------------------------------------------------

FULLY DILUTED NET INCOME PER COMMON SHARE

Net income applicable to common stock (c)                    $191           $186         $172              $559           $510
------------------------------------------------------------------------------------------------------------------------------
Stock, stock equivalents and potentially
  dilutive items (average shares):
   Common shares outstanding                              255,081        254,508      259,474 (b)       255,852        263,822 (b)
   Stock options                                            5,505          5,204        4,162 (b)         6,064          4,216 (b)
   Common shares issuable upon conversion of
     7-1/4% Convertible Subordinated Capital Notes             96            104          198 (b)           121            206 (b)
------------------------------------------------------------------------------------------------------------------------------
         Total                                            260,682        259,816      263,834 (b)       262,037        268,244 (b)
------------------------------------------------------------------------------------------------------------------------------
Fully diluted net income per common share                   $ .73          $ .71        $ .66 (b)         $2.13          $1.91 (b)
------------------------------------------------------------------------------------------------------------------------------

(a) Calculated based on unrounded numbers.
(b) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.
(c) The after-tax benefit of interest expense on assumed conversion of the 7-1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods shown.

SELECTED STATISTICAL INFORMATION
--------------------------------------------------------------------------------

DEPOSITS

Mellon Bank Corporation (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------------
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,        Sept. 30,
(in millions)                                           1997             1997              1997             1996             1996
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $10,082          $10,385           $10,605          $10,605          $10,414
     Retail savings certificates                       7,476            7,253             6,742            6,660            6,637
     Other time deposits                               1,342            1,793             1,540            2,700            3,118
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        18,900           19,431            18,887           19,965           20,169
   Noninterest-bearing                                 8,562            9,483             8,371            8,692            9,337
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            27,462           28,914            27,258           28,657           29,506
Deposits in foreign offices                            2,727            2,412             2,678            2,717            3,049
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $30,189          $31,326           $29,936          $31,374          $32,555
---------------------------------------------------------------------------------------------------------------------------------


SELECTED KEY DATA

----------------------------------------------------------------------------------------------------------------------------
                                                                               Quarter ended
(dollar amounts in millions,                  ------------------------------------------------------------------------------
 except per share amounts,                    SEPT. 30,         June 30,         March 31,         Dec. 31,        Sept. 30,
 common shares in thousands)                       1997             1997              1997             1996             1996
----------------------------------------------------------------------------------------------------------------------------
  Net income per common share (a)                $  .73          $   .71           $   .69 (b)      $   .67  (b)     $   .66  (b)
  Tangible net income per
    common share (a)(c)                          $  .80          $   .79           $   .77 (b)      $   .75  (b)     $   .72  (b)
  Net income applicable to
    common stock                                 $  191          $   186           $   182          $   179          $   172
  Tangible net income applicable
   to common stock (c)                           $  211          $   206           $   203          $   200          $   190

  Return on common shareholders'
    equity (d)                                    21.6%            21.9%             21.2%            20.9%            20.6%
  Return on tangible common
   shareholders' equity (c)(d)                    37.6%            37.7%             36.3%            36.6%            31.2%
  Return on assets (d)                            1.81%            1.79%             1.83%            1.80%            1.71%
  Return on tangible assets (c)(d)                2.05%            2.04%             2.09%            2.06%            1.92%
  Common equity to assets                         8.25%            7.72%             8.33%            8.11%            7.78%
  Tangible common equity to assets (c)            5.37%            5.13%             5.60%            5.36%            5.22%
  Fee revenue as a percentage of
    total revenue (FTE)                             63%              59%               59%              58%  (e)         56%
  Efficiency ratio excluding
    amortization of intangibles and
    trust-preferred securities expense              62%              59%               59%              60%  (e)         60%
  Average common shares and
    equivalents outstanding (a)                 260,682          259,816           263,204 (b)      263,412  (b)     263,834  (b)
----------------------------------------------------------------------------------------------------------------------------

(a) Fully diluted.
(b) Restated to reflect the two-for-one common stock split distributed on June 2, 1997.
(c) Excludes the after-tax impact of the amortization of goodwill and other identified intangibles resulting from accounting for business combinations under the purchase method of accounting.
(d) Annualized.
(e) Excludes the gain on the sale of the AAA credit card portfolio.
Note: All calculations are based on unrounded numbers.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

      3.3   Statement Affecting Series D Preferred Stock, $1.00 Par Value.

      3.4   Statement Affecting Series H Preferred Stock, $1.00 Par Value.

      3.5   Statement Affecting Series I Preferred Stock, $1.00 Par Value.

      3.6   Statement Affecting Series J Preferred Stock, $1.00 Par Value.

      3.7 Amendment of April 16, 1997 to Mellon Bank Corporation's Restated Articles of Incorporation.

      3.8 Amendment of September 26, 1997 to Mellon Bank Corporation's Restated Articles of Incorporation.

      3.9 Mellon Bank Corporation's By-Laws, as amended, effective September 16, 1997.

      10.1 Mellon Bank Optional Life Insurance Plan, effective January 1, 1993, as amended effective September 16, 1997.

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

--------------------------------------------------------------------------------

(b) Reports on Form 8-K

         During the third quarter of 1997, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated July 1, 1997, which included, under Items 5 and 7, the Corporation's press release announcing the completion of its acquisition of Buck Consultants, Inc., a leading global benefits consulting firm.

         (2) A report dated July 15, 1997, which included, under Items 5 and 7, the Corporation's press release regarding second quarter 1997 and first six months 1997 results of operations, as well as the Corporation's announcement of a 6 million common share repurchase program.

         (3) A report dated August 25, 1997, which included, under Items 5 and 7, the Corporation's press release announcing a definitive agreement to acquire Pacific Brokerage Services, Inc., a self-clearing deep discount broker and member of the New York Stock Exchange.

--------------------------------------------------------------------------------




                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MELLON BANK CORPORATION
                                            (Registrant)



Date:  November 10, 1997              By:    /s/  Steven G. Elliott
                                             -----------------------------
                                               Steven G. Elliott
                                               Vice Chairman,
                                                Chief Financial Officer
                                                and Treasurer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer of
                                                the Registrant)

CORPORATE INFORMATION
--------------------------------------------------------------------------------

Business          Mellon Bank Corporation is a multibank holding company
of the            incorporated under the laws of Pennsylvania in August 1971
Corporation       and registered under the Federal Bank Holding Company Act of
                  1956, as amended. Its principal direct subsidiaries are Mellon Bank, N.A., The Boston Company, Inc., Mellon Bank (DE)
                  National Association, Mellon Bank (MD) National Association,
                  Buck Consultants, Inc. and a number of companies known as Mellon Financial Services Corporation. Mellon also owns a federal savings bank headquartered in Pennsylvania, Mellon
                  Bank, F.S.B. The Dreyfus Corporation, one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank, N.A. Mellon's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities and various securities-related activities. Buck
                  Consultants, Inc., a leading global benefits consulting firm, provides a broad array of pension and health and welfare actuarial services, employee benefit, compensation and human resources consulting and administrative services and total benefits outsourcing. The Mellon Financial Services
                  Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. Mellon's principal executive office is located at One Mellon Bank Center, 500 Grant Street,
                  Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange          Mellon's common and Series K preferred stocks are traded on
listing           the New York Stock Exchange. The trading symbols are MEL
                  (common stock) and MEL Pr K. Our Transfer Agent and Registrar is ChaseMellon Shareholder Services, P.O. Box 590, Ridgefield
                  Park, NJ 07660-9940.

Dividend          Subject to approval of the board of directors, dividends are
payments          paid on Mellon's common and preferred stocks on or about the
                  15th day of February, May, August and November.

Direct Stock      Mellon's Direct Stock Purchase and Dividend Reinvestment Plan
Purchase and      promotes long-term ownership in Mellon by offering you a
Dividend          simple, cost-effective method to purchase shares of common
Reinvestment      stock directly from Mellon; a way to increase your Mellon
Plan              holdings by reinvesting your cash dividends; and the
                  opportunity for you to purchase additional shares of Mellon common stock by making optional cash investments. Plan details are in a Prospectus, which may be obtained from ChaseMellon Shareholder Services.

Phone             Corporate Communications/
contacts            Media Relations           1 (412) 236-1264       Media inquiries
                  Investor Relations          1 (412) 234-5601       Questions regarding the Corporation's financial
                                                                     performance
                  ChaseMellon                 1 (800) 205-7699       Questions regarding stock holdings,
                    Shareholder Services                             certificate replacement/transfer,
                                                                     dividends, address changes, Direct Stock
                                                                     Purchase and Dividend Reinvestment Plan;
                                                                     requests for Mellon's annual report or
                                                                     quarterly information


Shareholder       Quarterly earnings and other news releases can be obtained by
Publications      fax by calling Company News on Call at 1 800 758-5804 and
                  entering a six-digit code (552187). Copies of Mellon's filings with the Securities and Exchange Commission on Form
                  10-K, 10-Q and 8-K may be obtained by sending a written request to Mellon's Secretary at 1820 One Mellon Bank Center,
                  Pittsburgh, PA 15258-0001.

Internet          Mellon:  http://www.mellon.com
                  Dreyfus:  http://www.dreyfus.com
                  Buck:  http://www.buckconsultants.com

                               Index to Exhibits




     Exhibit No.                 Description                                  Method of Filing
     -----------                 -----------                                  ----------------
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

     Exhibit No.                 Description                                  Method of Filing
     -----------                 -----------                                  ----------------
         3.7          Amendment of April 16, 1997 to Mellon                   Previously filed as Exhibit 3.7 to
                      Bank Corporation's Restated Articles of                 the Quarterly Report on Form 10-Q
                      Incorporation.                                          (File No. 1-7410) for the quarter
                                                                              ended June 30, 1997, and
                                                                              incorporated herein by reference.

         3.8          Amendment of September 26, 1997 to Mellon               Previously filed as Exhibit 4.3 to
                      Bank Corporation's Restated Articles of                 Registration Statement on
                      Incorporation.                                          Form S-3 (Registration
                                                                              No. 333-38213) and incorporated
                                                                              herein by reference.

         3.9          Mellon Bank Corporation's By-Laws, as amended,          Previously filed as Exhibit 4.4 to
                      effective September 16, 1997.                           Registration Statement on
                                                                              Form S-3 (Registration
                                                                              No. 333-38213) and incorporated
                                                                              herein by reference.

         10.1         Mellon Bank Optional Life Insurance Plan,               Filed herewith.
                      effective January 1, 1993, as amended effective
                      September 16, 1997.



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