Form 10-K
period 1997-12-31
MELLON BANK CORP
filed 1998-03-20
CIK 64782

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

      Registrant's telephone number, including area code - (412) 234-5000

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS                                                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------                                                              -----------------------------------------
Common Stock, $0.50 Par Value                                                           New York Stock Exchange
7-1/4% Convertible Subordinated Capital Notes Due 1999                                  New York Stock Exchange
Stock Purchase Rights                                                                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1998, there were 259,743,150 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 257,148,040 common shares having a market value of $16,023,537,243 were held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report.
   Mellon Bank Corporation 1998 Proxy Statement-Part III
   Mellon Bank Corporation 1997 Annual Report to Shareholders-Parts I, II and IV

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 23, including the Financial Review and Statements and Notes; Principal Locations and Operating Entities; Directors and Senior Management Committee; and Corporate Information Sections of the Registrant's 1997 Annual Report to Shareholders. For a free copy of the Corporation's 1997 Annual Report to Shareholders, the Proxy Statement for its 1998 Annual Meeting, or a copy of the Corporation's Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, 4826 One Mellon Bank Center, Pittsburgh, PA 15258-0001.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the Year 2000 project, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

                             MELLON BANK CORPORATION
                                 Form 10-K Index

--------------------------------------------------------------------------------

                                   PART I

                                                                                      PAGE
                                                                                      ----
Item 1.     Business

            Description of Business                                                     3
            Supervision and Regulation                                                  5
            Competition                                                                 8
            Employees                                                                   8
            Statistical Disclosure by Bank Holding Companies                            9

Item 2.     Properties                                                                 14

Item 3.     Legal Proceedings                                                          15

Item 4.     Submission of Matters to a Vote of Security Holders                        15


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                                        16

Item 6.     Selected Financial Data                                                    16

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                        16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                 17

Item 8.     Financial Statements and Supplementary Data                                17

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                        17


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                         17

Item 11.    Executive Compensation                                                     20

Item 12.    Security Ownership of Certain Beneficial Owners and Management             20

Item 13.    Certain Relationships and Related Transactions                             20


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K          20

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Mellon Bank Corporation (the "Corporation") is a multibank holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's six banking subsidiaries are located in Pennsylvania, Massachusetts, Delaware, Maryland, New Jersey, California and Florida. Other subsidiaries are located in key business centers throughout the United States and abroad. At December 31, 1997, the Corporation was the twenty-third largest bank holding company in the United States in terms of assets.

The Corporation's principal direct subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Mellon Bank (DE) National Association, Buck Consultants, Inc. ("Buck") and a number of companies known as Mellon Financial Services Corporation. The Dreyfus Corporation ("Dreyfus"), one of the nation's largest mutual fund companies, is a wholly owned subsidiary of Mellon Bank. Buck is a leading global actuarial and human resources consulting firm. The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities and various securities-related activities.

Mellon Bank, which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. Mellon Bank is comprised of six operating regions throughout Pennsylvania and southern New Jersey. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser, manager and administrator of mutual funds. TBC, through Boston Safe Deposit and Trust Company ("BSDT") and other subsidiaries, engages in the business of institutional trust and custody, institutional asset management, private investment management, jumbo mortgage lending and other banking services. TBC is headquartered in Boston, Massachusetts. Buck, headquartered in New York, New York, is a global actuarial and human resources consulting firm. It provides a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs. Mellon Bank (DE) National Association, headquartered in Wilmington, Delaware, serves consumer and small to midsize commercial markets throughout Delaware and provides nationwide cardholder processing services.

The Corporation's banking subsidiaries operate 1,183 domestic banking locations. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

Other subsidiaries of the Corporation provide a broad range of bank-related services -- including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The types of financial products and services offered by the Corporation's subsidiaries are subject to change.

For analytical purposes, management has focused the Corporation into four core business sectors: Consumer Fee Services, Consumer Banking, Business Fee Services and Business Banking. Further information regarding the Corporation's core business sectors, as well as certain non-core sectors such as Real Estate Workout, is presented in the Business Sectors section on pages 32 through 35 of the Corporation's 1997 Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following pages. There is considerable interrelationship among these sectors.

CONSUMER FEE SERVICES

Consumer Fee Services includes private asset management services, retail mutual funds, discount brokerage services and residential mortgage loan origination and servicing. These products and services are offered principally through the private asset management group of Mellon Bank and BSDT, as well as through Dreyfus, the discount brokerage operation of Dreyfus Brokerage Services, Inc. and throughout the Corporation's retail banking network. This sector also includes the mortgage banking operations through which the Corporation originates and services residential mortgages for institutional investors and makes residential loans nationwide.

CONSUMER BANKING

The Consumer Banking sector includes consumer lending and deposit products, business banking, credit card and jumbo residential mortgage lending. The consumer lending, branch banking and small business banking services primarily are offered through the Corporation's retail banking network which is comprised of 447 retail outlets which includes 290 traditional retail branches, 102 supermarket facilities, 28 downscale/drive-ups, 16 financial centers and 11 specialty stores. The retail banking network also includes 729 ATM's, 6 loan sales offices and a telephone banking center. This network is primarily located in the mid-Atlantic region of the United States, southern Florida and California. This banking network provides a full range of products to individuals including short- and long-term credit facilities, credit cards, mortgages, safe deposit facilities and access to ATM's. Jumbo residential mortgage lending is offered nationally through the private asset management representative offices.

BUSINESS FEE SERVICES

The Business Fee Services sector serves the institutional markets by providing institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, commercial mortgage loan origination and servicing, network services, benefits consulting and administrative services and services for defined contribution plans. The Corporation's subsidiaries provide trust and investment management services while operating under the umbrella name "Mellon Trust"; in addition, the subsidiaries provide institutional mutual fund management through Dreyfus. The Corporation also owns a number of subsidiaries that provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Through Buck, the Corporation offers benefits consulting and administrative services and services for defined contribution plans. Through the Global Cash Management department, the Corporation offers a broad range of cash management services, including remittance processing, collections and disbursements, check processing and electronic services. This sector includes the commercial mortgage origination and servicing operations of the mortgage banking group. The Corporation's subsidiaries also provide services relating primarily to defined contribution employee benefit plans under the umbrella name "Dreyfus Retirement Services." Stock transfer services are provided in the United States through its joint venture operating under the name of ChaseMellon Shareholder Services and in Canada through the CIBC Mellon Trust Company.

BUSINESS BANKING

Business Banking includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading and international banking. The Corporation provides lending and other institutional banking services to domestic and selected international markets through its Corporate Banking, Institutional Banking, Capital Markets and Leasing departments. These markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; syndicates, participates out and sells loans; offers a variety of capital markets products and services, including private placement and money market transactions; and provides equipment leasing, financing and lease advisory services. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking and provides corporate banking and capital markets services. Included in this sector is a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. As part of this sector, Middle Market Banking serves companies with annual sales between $20 million and $500 million. This group also specializes in providing services to segments of coal and government services industries. Real Estate lending consists of the Corporation's commercial real estate lending activities, through which it originates financing for commercial, multi-family and other products. The Corporation provides property and casualty insurance premium financing to small, midsize and large companies in the United States through the AFCO Credit Corporation and in Canada through CAFO.

The 1997 Annual Report to Shareholders summarizes principal locations and operating entities on pages 22 and 23, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the subsidiaries of the Corporation as of December 31, 1997.

Year 2000 Project

For a discussion regarding the Corporation's Year 2000 Project, see page 44 of the Corporation's 1997 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

The Corporation's national banking subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"); BSDT is currently subject to supervision, regulation and examination by the Federal Reserve; and Mellon Bank, F.S.B. is subject to supervision, regulation and examination by the Office of Thrift Supervision ("OTS"). Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the New York State Department of Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon 1st Business Bank is a state non-member bank and is subject to supervision, regulation and examination by the FDIC and the State of California Department of Financial Institutions.

The Corporation's nonbank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the "SEC"). Dreyfus Investment Services Corporation and Dreyfus Brokerage Services, Inc. conduct brokerage operations, and Mellon Financial Markets, Inc. engages in securities activities permitted to bank holding company subsidiaries under Section 20 of the Glass-Steagall Act. Dreyfus Service Corporation, a subsidiary of Dreyfus, acts as a broker/dealer for the sale of shares of mutual funds, including the Dreyfus family of mutual funds. Dreyfus Brokerage Services, Inc., a subsidiary of Mellon Bank, is a self-clearing deep discount broker providing services to individual investors nationwide. Dreyfus Investment Services Corporation, Mellon Financial Markets, Inc., Dreyfus Service Corporation and Dreyfus Brokerage Services, Inc. are registered broker/dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

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

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks are permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. States were permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States could also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. Pennsylvania chose to "opt-in" early, effective July 6, 1995, thereby enabling Pennsylvania banks, including national banks having their main office in Pennsylvania, to merge with out-of-state banks to create interstate branches inside or outside Pennsylvania. In addition, Pennsylvania has permitted de novo branching into and out of Pennsylvania as long as the law of the other state involved is reciprocal in this regard.

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its banking subsidiaries and on the ability of such banking subsidiaries to pay dividends to the Corporation. These restrictions are discussed in note 22 of the Notes to Financial Statements on pages 94 and 95 of the Corporation's 1997 Annual Report to Shareholders. This note is incorporated herein by reference.

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

Substantially all of the deposits of the banking subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Such premiums now range from 0 cents for each of $100 of domestic deposits for the healthiest institutions to 27 cents for each $100 of domestic deposits for the weakest institutions. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation ("FICO") to impose assessments on BIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO assessment on these deposits is approximately 1.3 cents for each $100 of domestic deposits.

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

At December 31, 1997, all of the Corporation's banking subsidiaries were well capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

COMPETITION

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from bank holding companies and banks; other domestic and foreign depository institutions, such as savings and loan associations, savings banks and credit unions; and other service providers, such as finance, mortgage and leasing companies, brokerage firms, credit card companies, benefits consultants, mutual funds, investment banking companies, investment management firms and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Business Fee Services sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing and outsourcing firms. Many of the Corporation's competitors, with the particular exception of thrift institutions, are not subject to regulation as extensive as that described under the "Supervision and Regulation" section and, as a result, they may have a competitive advantage over the Corporation in certain respects.

EMPLOYEES

The Corporation and its subsidiaries had an average of approximately 27,500 full-time equivalent employees in the fourth quarter of 1997.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Securities Act Industry Guide 3 and the Exchange Act Industry Guide 3 ("Guide 3"), requires that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

       Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis below. Required information is also presented in the Financial Section of the Corporation's 1997 Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 36 and 37, and in Net Interest Revenue, on page 35, which is incorporated herein by reference.

RATE/VOLUME VARIANCE ANALYSIS
------------------------------------------------------------------------------------------------------------------------------
                                                                           Year ended December 31,
                                                       1997 over (under) 1996                       1996 over (under) 1995
                                                 Due to change in            Net             Due to change in             Net
(in millions)                                   Rate        Volume         Change           Rate         Volume         Change
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
 revenue from interest-earning assets:
 Interest-bearing deposits with banks         $    (2)     $   (8)        $(10)            $  (6)        $  6         $    -
 Federal funds sold and securities
  under resale agreements                           -           -            -                (2)          (2)            (4)
 Other money market investments                     1          (2)          (1)                -            4              4
 Trading account securities                         -           1            1                (3)          (8)           (11)
 Securities:
   U.S. Treasury and agency securities             13         (38)         (25)                -           87             87
   Obligations of states and political
    subdivisions                                    -           -            -                 -           (2)            (2)
   Other                                           (1)         (3)          (4)                1           (3)            (2)
 Loans (includes loan fees)                       (32)         46           14              (162)          (9)          (171)
----------------------------------------------------------------------------------------------------------------------------
       Total                                      (21)         (4)         (25)             (172)          73            (99)

Increase (decrease) in interest
 expense on interest-bearing liabilities:
 Deposits in domestic offices:
   Demand                                           1         (12)         (11)               (2)         (20)           (22)
   Money market and other savings accounts         (3)          9            6               (39)          42              3
   Retail savings certificates                      8          32           40               (11)          (8)           (19)
   Other time deposits                              4           1            5                 2           82             84
 Deposits in foreign offices                       (9)        (56)         (65)              (25)          (7)           (32)
 Federal funds purchased and securities
  under repurchase agreements                       3         (20)         (17)              (11)         (20)           (31)
 Other short-term borrowings                       (5)        (11)         (16)               (4)         (34)           (38)
 Notes and debentures (with original
  maturities over one year)                        (1)         47           46                 -           26             26
----------------------------------------------------------------------------------------------------------------------------
       Total                                       (2)        (10)         (12)              (90)          61            (29)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest revenue                             $   (19)     $    6         $(13)            $ (82)        $ 12         $  (70)
----------------------------------------------------------------------------------------------------------------------------

Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35% and are before the effect of reserve requirements. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

II. Securities Portfolio

A. Carrying values of securities at year-end are as follows:

----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES                                                                                   December 31,
(in millions)                                                                              1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                                                      $1,994           $2,292            $2,408
Other securities:
     Other mortgage-backed                                                                   23               29                39
     Bonds, notes and debentures                                                             14               16                30
     Stock of Federal Reserve Bank                                                           50               37                41
     Other                                                                                    1                1                 1
----------------------------------------------------------------------------------------------------------------------------------
         Total other securities                                                              88               83               111
----------------------------------------------------------------------------------------------------------------------------------
         Total investment securities                                                     $2,082           $2,375            $2,519
----------------------------------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE                                                                           December 31,
(in millions)                                                                              1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                                                      $2,727           $4,010            $2,769
Obligations of states and political subdivisions                                             26               49                63
Other securities:
     Other mortgage-backed                                                                    3                4                 7
     Bonds, notes and debentures                                                             11               12                12
     Other                                                                                    -               36                62
----------------------------------------------------------------------------------------------------------------------------------
         Total other securities                                                              14               52                81
----------------------------------------------------------------------------------------------------------------------------------
         Total securities available for sale                                             $2,767           $4,111            $2,913
----------------------------------------------------------------------------------------------------------------------------------

B.  Maturity Distribution of Securities

    Information required by this section of Guide 3 is presented in the Corporation's 1997 Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 78 through 80, which note is incorporated herein by reference.

III. Loan Portfolio

A.  Types of Loans

    Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation's 1997 Annual Report to Shareholders on pages 57 through 66, which portions are incorporated herein by reference.

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at December 31, 1997
----------------------------------------------------------------------------------------------------------------

(in millions)                                  Within 1 year (a)     1-5 years     Over 5 years            Total
----------------------------------------------------------------------------------------------------------------
Domestic:(b)
  Commercial and financial                            $3,258            $5,771           $1,797          $10,826
  Commercial real estate                                 371               750              388            1,509
----------------------------------------------------------------------------------------------------------------
     Total domestic                                    3,629             6,521            2,185           12,335
International                                            964               178              424            1,566
----------------------------------------------------------------------------------------------------------------
     Total                                            $4,593            $6,699           $2,609          $13,901
----------------------------------------------------------------------------------------------------------------

Note: Maturity distributions are based on remaining contractual maturities.

(a) Includes demand loans and loans with no stated maturity.

(b) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.

Sensitivity of loans at December 31, 1997, to changes in interest rates
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Domestic        International
(in millions)                                                                  operations (a)       operations         Total
----------------------------------------------------------------------------------------------------------------------------
Loans due in one year or less (b)                                                 $ 3,629               $  964       $ 4,593
Loans due after one year:
     Variable rates                                                                 7,775                  494         8,269
     Fixed rates                                                                      931                  108         1,039
----------------------------------------------------------------------------------------------------------------------------

       Total loans                                                                $12,335               $1,566       $13,901
----------------------------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.

(a) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.

(b) Includes demand loans and loans with no stated maturity.

C.  Risk Elements

    Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation's 1997 Annual Report to Shareholders on pages 57 through 66, which portions are incorporated herein by reference.

IV. Summary of Loan Loss Experience

    The Corporation employs various estimation techniques in developing the credit loss reserve. Management reviews the specific circumstances of individual loans subject to more than the customary potential for exposure to loss. In establishing the level of the reserve, management also identifies market concentrations, changing business trends, industry risks, and current and anticipated specific and general economic factors that may adversely affect collectibility. Other factors considered in determining the level of the reserve include: trends in portfolio volume, quality, maturity and composition; historical loss experience; lending policies; new products; year 2000 issues; the status and amount of nonperforming and past-due loans and adequacy of collateral. In addition, management assesses volatile factors such as interest rates and global economic conditions that may significantly alter loss potential. The loss reserve methodology also provides for a portion of the reserve to act as an additional buffer against credit quality deterioration or risk of estimation error. Based on this evaluation, management believes that the credit loss reserve is adequate to absorb future losses inherent in the portfolio.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
(in millions)                                                               1997          1996        1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------------
Domestic reserve:
  Commercial and financial                                                  $162          $117        $169         $195         $182
  Real estate:
     Commercial                                                               88            98          92          157          189
     Consumer                                                                 51            58          61           75           91
  Consumer credit                                                            132           198         135          141          102
  Lease finance assets                                                        30            43           6           17           15
------------------------------------------------------------------------------------------------------------------------------------
              Total domestic reserve                                         463           514         463          585          579
International reserve                                                         12            11           8           22           21
------------------------------------------------------------------------------------------------------------------------------------
              Total reserve                                                 $475          $525        $471         $607         $600
------------------------------------------------------------------------------------------------------------------------------------

Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1993-1997 are set forth in the Financial Section of the Corporation's 1997 Annual Report to Shareholders in the Credit Risk section on pages 57 and 58, the Reserve for Credit Losses and Review of Net Credit Losses section on pages 65 and 66, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 75 and in note 5 on page 81, which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,
                                                                       1997          1996        1995          1994        1993
-------------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                                            37.1%         37.2%       39.6%         37.5%       37.2%
   Real estate:
     Commercial                                                         5.2           5.6         5.5           6.1         7.0
     Consumer                                                          29.1          28.4        32.4          32.5        33.4
   Consumer credit                                                     14.1          14.4        16.4          18.1        15.6
   Lease finance assets                                                 9.1           9.2         3.0           3.0         2.9
-------------------------------------------------------------------------------------------------------------------------------
       Total domestic loans                                            94.6          94.8        96.9          97.2        96.1
International loans                                                     5.4           5.2         3.1           2.8         3.9
-------------------------------------------------------------------------------------------------------------------------------
       Total loans                                                    100.0%        100.0%      100.0%        100.0%      100.0%
-------------------------------------------------------------------------------------------------------------------------------

V.       Deposits

         ------------------------------------------------------------------------------------------------------------------
         Maturity distribution of domestic time deposits at December 31, 1997
                                                                 Within           4-6        7-12         Over
         (in millions)                                         3 months        months      months       1 year        Total
         ------------------------------------------------------------------------------------------------------------------
         Time certificates of deposit in denominations
          of $100,000 or greater                                 $1,229       $   677     $   296      $   276       $2,478
         Time certificates of deposit in denominations
          of less than $100,000                                   1,345         1,322       1,847        1,688        6,202
         ------------------------------------------------------------------------------------------------------------------
              Total time certificates of deposit                  2,574         1,999       2,143        1,964        8,680
         ------------------------------------------------------------------------------------------------------------------
         Other time deposits in denominations
          of $100,000 or greater                                     69             1          17           57          144
         Other time deposits in denominations
          of less than $100,000                                      17             -           -            -           17
         ------------------------------------------------------------------------------------------------------------------
              Total other time deposits                              86             1          17           57          161
         ------------------------------------------------------------------------------------------------------------------
              Total domestic time deposits                       $2,660        $2,000      $2,160       $2,021       $8,841
         ------------------------------------------------------------------------------------------------------------------

         The majority of foreign deposits of approximately $3.4 billion at December 31, 1997, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation's 1997 Annual Report to Shareholders in Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 36 and 37, which pages are incorporated herein by reference.

VI.      Return on Equity and Assets

                                                                                              Year ended December 31,
                                                                                       1997             1996              1995
         -----------------------------------------------------------------------------------------------------------------------
         (1) Return on total assets (a), based on:
                  Net income                                                            1.80%            1.74%            1.72%
                  Net income applicable to common stock                                 1.75             1.64             1.63

         (2) Return on common shareholders' equity (a),
                based on net income applicable to common stock                         21.47            20.38            17.77
             Return on total shareholders' equity (a), based on net income             20.83            19.23            16.84

         (3) Dividend payout ratio of common stock, based on:
                  Diluted net income per share (b)                                     44.00            44.95            44.17

         (4) Equity to total assets (a), based on:
                  Common shareholders' equity                                           8.14             8.05             9.15
                  Total shareholders' equity                                            8.62             9.07            10.24
         -----------------------------------------------------------------------------------------------------------------------

         (a)  Computed on a daily average basis.

         (b) Presented in accordance with the requirements of Financial Accounting Standard No. 128, "Earnings per share," which was adopted by the Corporation at year-end 1997.

VII.     Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

         ----------------------------------------------------------------------------------------------------
         (dollar amounts in millions)                                                   1997             1996
         ----------------------------------------------------------------------------------------------------
         Federal funds purchased and securities sold
         under agreements to repurchase:
              Maximum month-end balance                                               $2,063           $2,159
              Average daily balance                                                   $1,390           $1,765
              Average rate during the year                                              5.5%             5.3%
              Balance at December 31                                                  $1,997           $  742
              Average rate at December 31                                               5.8%             6.1%
         ----------------------------------------------------------------------------------------------------

ITEM 2. PROPERTIES

Pittsburgh properties

In 1983 Mellon Bank entered into a long-term lease of One Mellon Bank Center, a 54-story office building in Pittsburgh, Pennsylvania. At December 31, 1997, Mellon Bank occupied approximately 76% of the building's approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

During 1984 Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building in Pittsburgh, Pennsylvania, also known as Two Mellon Bank Center, while retaining title to the land thereunder. At December 31, 1997, Mellon Bank occupied approximately 77% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Bank Center. At December 31, 1997, Mellon Bank occupied approximately 99% of the approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

Philadelphia properties

Mellon Bank leases a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. At December 31, 1997, Mellon Bank occupied approximately 60% of Mellon Independence Center's approximately 882,000 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

In 1990 Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center, at the corner of 18th and Market Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1997, Mellon Bank leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

Boston properties

The Boston Company leases space in a 41-story downtown Boston, Massachusetts office building known as One Boston Place. At December 31, 1997, The Boston Company leased approximately 34% of One Boston Place's approximately 770,000 square feet of rentable space.

At December 31, 1997, The Boston Company also occupied space in three office buildings in the Wellington Business Center located in Medford, Massachusetts. At December 31, 1997, The Boston Company owned a substantial interest in and fully occupied the approximately 117,000 rentable square foot building known as Client Services Center II. At December 31, 1997, The Boston Company leased 100% of the approximately 320,000 rentable square foot building known as Client Services Center III and leased approximately 22,000 square feet of rentable space in the building known as Client Services Center I.

New York properties

At December 31, 1997, The Dreyfus Corporation leased approximately 277,000 square feet of rentable space at 200 Park Avenue in New York City. Other than 14,000 square feet of rentable space which is subleased to a third party, all of the space is currently occupied by Dreyfus. At December 31, 1997, Dreyfus Service Corporation leased approximately 165,000 square feet of rentable space in EAB Plaza in Uniondale, New York. This space is 100% occupied by Dreyfus.

At December 31, 1997, Buck leased approximately 55,000 square feet of rentable space in Two Penn Plaza in New York City. In addition, Buck leased approximately 124,000 square feet of rentable space in Secaucus, New Jersey, for an operations center.

Other properties

Mellon Bank (DE) owns an 81,000 square foot, three-story office building known as the Pike Creek Building in New Castle County, Delaware, and currently occupies the entire building. Mellon Bank (DE) also leases approximately 34,000 square feet of rentable space of an 18-story office building in Wilmington, Delaware, and approximately 42,000 square feet of rentable space in Pencader, Delaware, for a credit card operations center.

The banking subsidiaries' retail offices are both owned and leased under leases expiring at various times through the year 2020.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 22 and 23 of the Principal Locations and Operating Entities Section of the Corporation's 1997 Annual Report, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 6 of Notes to Financial Statements on page 81 of the Corporation's 1997 Annual Report, which note is incorporated herein by reference.

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

No matters were submitted to security holders for vote during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation's 1997 Annual Report to Shareholders in Liquidity and Dividends on pages 49 through 52, in Selected Quarterly Data on page 68, in note 22 of Notes to Financial Statements on pages 94 and 95 and in Corporate Information on page 110, which portions are incorporated herein by reference.

In October 1996, the board of directors declared a dividend, paid October 31, 1996, of one right (a "Right") issued pursuant to the Shareholder Protection Rights Agreement, dated as of October 15, 1996 (the "Rights Agreement"), for each outstanding share of the Corporation's Common Stock (the "Common Stock").

The Rights are not currently exercisable and trade only with the Common Stock (and are currently evidenced only in connection with the Common Stock). The Rights would separate from the Common Stock and become exercisable only when a person or group acquires 15% or more of the Common Stock or ten days after a person or group commences a tender offer that would result in ownership of 15% or more of the Common Stock. At that time, each Right would entitle the holder to purchase for $112.50 (the "exercise price") one one-hundredth of a share of participating preferred stock, which is designed to have economic and voting rights generally equivalent to one share of common stock. Should a person or group actually acquire 15% or more of the Common Stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation's other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Common Stock having a market value of twice the exercise price. Should the Corporation, at any time after a person or group has become a 15% beneficial owner and acquired control of the Corporation's board of directors, be involved in a merger or similar transaction with any person or group or sell assets to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires 15% or more of the Common Stock, the Corporation may, at its option and to the fullest extent permitted by law, exchange one share of Common Stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on October 31, 2006, unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for one-half cent per Right under certain circumstances.

The foregoing description is not intended to be complete and is qualified in its entirety by reference to the Rights Agreement, which is an exhibit to this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation's 1997 Annual Report to Shareholders in the Financial Summary on page 27, in the Significant Financial Events in 1997 on pages 28 and 29, in the Overview of 1997 results on pages 30 and 31, in the Consolidated Balance Sheet -- Average Balances and Interest Yield/Rates on pages 36 and 37, and in note 1 of Notes to Financial Statements on pages 73 through 78, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation's 1997 Annual Report to Shareholders in the Financial Review on pages 28 through 68 and in note 22 of Notes to Financial Statements on pages 94 and 95, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the Corporation's 1997 Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 52 through 57 and in note 1 of Notes to Financial Statements under Off-balance-sheet instruments used for risk management purposes and Off-balance-sheet instruments used for trading activities on pages 77 and 78, which portions are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation's proxy statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section on pages 2 through 7 and in Section 16(a) Beneficial Ownership Reporting Compliance section on page 26, each of which sections is incorporated herein by reference, and in the following section "Executive Officers of the Registrant."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 1998, together with the offices held by each such person during the last five years, are listed below. Mr. Cahouet has executed an employment contract with the Corporation, and the Corporation intends to execute employment contracts with Messrs. McGuinn, Condron and Elliott. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

                               Age                   Position and Year Elected
                               ---                   -------------------------
Frank V. Cahouet               65                Chairman, President and Chief Executive                  1990(1)
                                                  Officer of Mellon Bank Corporation

John T. Chesko                 48                Vice Chairman, Chief Risk and Chief                      1997(2)
                                                  Credit Officer, Mellon Bank Corporation
                                                  and Mellon Bank, N.A.

Christopher M. Condron         50                President and Chief Operating Officer,                   1998 (3)
                                                  Mellon Bank, N.A.

                                                 President and Chief Executive Officer, The               1996
                                                  Dreyfus Corporation

                                                 Vice Chairman, Mellon Bank Corporation                   1994

                                                 Vice Chairman, The Boston Company                        1994

Steven G. Elliott              51                Senior Vice Chairman and Chief Financial                 1998 (4)
                                                  Officer, Mellon Bank, N.A.

                                                 Vice Chairman and Chief Financial                        1992
                                                 Officer of Mellon Bank Corporation

                                                 Treasurer of Mellon Bank Corporation                     1990

Jeffery L. Leininger           52                Vice Chairman, Specialized Commercial                    1996 (5)
                                                  Banking, Mellon Bank Corporation and
                                                  Mellon Bank, N.A.

David R. Lovejoy               49                Vice Chairman, Financial Markets and                     1994 (6)
                                                  Corporate Development, Mellon Bank
                                                  Corporation and Mellon Bank, N.A.

Martin G. McGuinn              55                Chairman and Chief Executive Officer,                    1998 (7)
                                                  Mellon Bank, N.A.

                                                 Vice Chairman, Retail Financial Services,                1993
                                                  Mellon Bank Corporation

Keith P. Russell               52                Vice Chairman, West Coast, Mellon Bank                   1996 (8)
                                                  Corporation and Mellon Bank, N.A.

W. Keith Smith                 63                Senior Vice Chairman, Mellon Bank, N.A.                  1998 (9)

                                                 Chairman, Buck Consultants, Inc.                         1997

                                                 Vice Chairman, Mellon Bank Corporation                   1993

                                                 Chairman and Chief Executive Officer, The                1993
                                                  Boston Company

                                                 Chairman of the Board, The Dreyfus                       1996
                                                  Corporation

Jamie B. Stewart, Jr.          53                Vice Chairman, Wholesale Banking and                     1996 (10)
                                                  Cash Management, Mellon Bank
                                                  Corporation and Mellon Bank, N.A.

Executive Officers of the Registrant (continued)

Michael K. Hughey              46                Senior Vice President and Controller of      1990
                                                  Mellon Bank Corporation and Senior
                                                  Vice President, Director of Taxes and
                                                  Controller, Mellon Bank, N.A.

(1) Mr. Cahouet has executed an employment contract with the Corporation which expires December 31, 1998. Through February 28, 1998, Mr. Cahouet also served as Chairman, President and Chief Executive Officer of Mellon Bank,
     N.A.

(2) From December 1991 to December 1994, Mr. Chesko was Senior Vice President and Senior Credit Approval Officer of the Credit Policy Department of
     Mellon Bank, N.A. From December 1994 to June 1997, Mr. Chesko was Executive
     Vice President, Risk Management, of Mellon Bank, N.A. and Chief Compliance
     Officer of Mellon Bank Corporation and Mellon Bank, N.A. In April 1996, Mr.
     Chesko was named Chief Credit Officer of Mellon Bank Corporation and Mellon
     Bank, N.A.

(3)  From June 1989 to January 1994, Mr. Condron was President of Boston Safe
     Deposit and Trust Company and Executive Vice President of The Boston
     Company. In November 1994, he assumed the title of Vice Chairman, Mellon
     Bank Corporation and Mellon Bank, N.A., Deputy Director Mellon Trust. From
     October 1995 to August 1996, Mr. Condron was President and Chief Operating
     Officer, The Dreyfus Corporation. Through February 28, 1998, Mr. Condron served as Vice Chairman, Mellon Bank, N.A. and Deputy Director Mellon
     Trust.

(4)  Through February 28, 1998, Mr. Elliott served as Vice Chairman of Mellon
     Bank, N.A.

(5)  From 1988 to February 1994, Mr. Leininger was Senior Vice President and
     Manager of the Middle Market Banking Department's western region. From
     February 1994 to February 1996, Mr. Leininger was Executive Vice President and Department Head of Middle Market Banking of Mellon Bank, N.A.

(6) From January 1993 to October 1994, Mr. Lovejoy was Executive Vice President of Strategic Planning of Mellon Bank, N.A. From November 1994 to February
     1996, Mr. Lovejoy was Vice Chairman, Corporate Strategy and Development of
     Mellon Bank Corporation and Mellon Bank, N.A.

(7)  From October 1992 to November 1993, Mr. McGuinn was Vice Chairman, Special
     Banking Services of Mellon Bank Corporation and Mellon Bank, N.A. Through
     February 28, 1998, Mr. McGuinn served as Vice Chairman, Retail Financial
     Services, Mellon Bank, N.A.

(8)  From June 1992 to June 1996, Mr. Russell was Vice Chairman, Chief Risk and
     Credit Officer, Mellon Bank Corporation and Mellon Bank, N.A.

(9)  From January 1990 to November 1993, Mr. Smith was Vice Chairman, Service
     Products of Mellon Bank Corporation and Mellon Bank, N.A. Mr. Smith was
     Chief Operating Officer of The Dreyfus Corporation from August 1994 to
     January 1995 and Vice Chairman of The Dreyfus Corporation from January 1995 to August 1996. Through February 28, 1998, Mr. Smith served as Vice
     Chairman, Mellon Bank, N.A. From November 1994 through February 28, 1998,
     Mr. Smith also served as Director Mellon Trust.

(10) From December 1990 to January 1995, Mr. Stewart was Executive Vice
     President, Global Corporate Banking Department. In 1995, Mr. Stewart was
     Vice Chairman, Corporate Banking of Mellon Bank Corporation and Mellon
     Bank, N.A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 1998 Proxy Statement in the Directors' Compensation section on page 9 and in the Executive Compensation section on pages 14 through 20, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 1998 Proxy Statement in the Beneficial Ownership of Stock section on pages 12 and 13, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 1998 Proxy Statement in the Business Relationships and Related Transactions and Certain Legal Proceedings sections on page 11, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Financial Section of the Corporation's 1997 Annual Report to Shareholders.

        (i) Financial Statements                                                                    Page No.
            --------------------                                                                    --------
        Mellon Bank Corporation (and its subsidiaries):
          Consolidated Income Statement                                                                   69
          Consolidated Balance Sheet                                                                      70
          Consolidated Statement of Changes in Shareholders' Equity                                       71
          Consolidated Statement of Cash Flows                                                     72 and 73
        Notes to Financial Statements                                                         73 through 108
        Report of Independent Auditors                                                                   109

       (ii) Financial Statement Schedules

       Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

       (iii)  Other Financial Data

       Selected Quarterly Data                                                                            68

(b)    Current Reports on Form 8-K during the fourth quarter of 1997:

       A report dated October 14, 1997, which included, under Items 5 and 7, the Corporation's press release regarding third quarter 1997 and first nine months 1997 results of operations.

       A report dated November 14, 1997, which included, under Items 5 and 7, the Corporation's press release announcing the completion of its acquisition of Pacific Brokerage Services, Inc., a self-clearing deep discount broker and member of the New York Stock Exchange.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

       A report dated November 24, 1997, which included, under Items 5 and 7, the Corporation's press release announcing a definitive agreement to acquire United Bankshares, Inc. and its principal subsidiary, United National Bank, a full-service commercial bank.

       A report dated November 24, 1997, which described, under Item 5, the completion of the Corporation's sale of its corporate trustee and agency business to The Chase Manhattan Bank.

       A report dated December 11, 1997, which included, under Items 5 and 7, the Corporation's press release announcing a definitive agreement to acquire Founders Asset Management, Inc., which manages growth-oriented no-load equity mutual funds and other investment portfolios.

(c)    Exhibits

       The exhibits listed on the Index to Exhibits on pages 23 through 29 hereof are incorporated by reference or filed herewith in response to this Item. In addition, Exhibit 11.1, Computation of Basic and Diluted Net Income Per Common Share, is set forth in the Corporation's 1997 Annual Report to Shareholders in note 20 of Notes to Financial Statements on pages 87 and 88, which portions are incorporated herein by reference.

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

                                                  DATED: March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

            Signature                                                                              Capacities
            ---------                                                                              ----------

By:      /s/ Frank V. Cahouet                                                            Director and Principal
   --------------------------------------                                                Executive Officer
             Frank V. Cahouet

By:      /s/ Steven G. Elliott                                                           Principal Financial Officer
   --------------------------------------                                                and Principal Accounting
             Steven G. Elliott                                                           Officer

Dwight L. Allison, Jr.;                                                                  Directors
Burton C. Borgelt; Carol R. Brown;
Christopher M. Condron; J. W. Connolly;
Charles A. Corry; C. Frederick Fetterolf;
Ira J. Gumberg; Pemberton Hutchinson;
George W. Johnstone; Rotan E. Lee;
Andrew W. Mathieson; Edward J. McAniff;
Martin G. McGuinn; Robert Mehrabian;
Seward Prosser Mellon; David S. Shapira;
W. Keith Smith; Joab L. Thomas;
Wesley W. von Schack; and
William J. Young

By:      /s/ Carl Krasik                                                                 DATED: March 20, 1998
    --------------------------------------
           Carl Krasik
           Attorney-in-fact

                               Index to Exhibits

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
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

   3.2                     Amendment of April 16, 1997 to                                Previously filed as Exhibit 3.7 to the
                           Mellon Bank Corporation's Restated                            Quarterly Report on Form 10-Q (File
                           Articles of Incorporation.                                    No. 1-7410) for the quarter ended
                                                                                         June 30, 1997, and incorporated herein by
                                                                                         reference.

   3.3                     Amendment of September 26, 1997 to                            Previously filed as Exhibit 4.3 to
                           Mellon Bank Corporation's Restated                            Registration Statement on Form S-3
                           Articles of Incorporation.                                    (Registration No. 333-38213) and
                                                                                         incorporated herein by reference.

   3.4                     Statement Affecting Series B Preferred                        Previously filed as Exhibit 3.2 to the
                           Stock, $1.00 Par Value.                                       Annual Report on Form 10-K (File
                                                                                         No. 1-7410) for the year ended
                                                                                         December 31, 1993, and incorporated
                                                                                         herein by reference.

   3.5                     Statement Affecting Series D Preferred                        Previously filed as Exhibit 3.3 to the
                           Stock, $1.00 Par Value.                                       Annual Report on Form 10-K (File No.
                                                                                         1-7410) for the year ended December 31,
                                                                                         1994, and incorporated herein by reference.

   3.6                     Statement Affecting Series H Preferred                        Previously filed as Exhibit 3.1 to the
                           Stock, $1.00 Par Value.                                       Quarterly Report on Form 10-Q
                                                                                         (File No. 1-7410) for the quarter
                                                                                         ended March 31, 1995, and incorporated
                                                                                         herein by reference.

   3.7                     Statement Affecting Series I Preferred Stock,                 Previously filed as Exhibit 3.5 to
                           $1.00 Par Value.                                              Annual Report on Form 10-K (File
                                                                                         No. 1-7410) for the year ended
                                                                                         December 31, 1996, and incorporated
                                                                                         herein by reference.

   3.8                     Statement Affecting Series J Preferred Stock,                 Previously filed as Exhibit 3.6 to
                           $1.00 Par Value.                                              Annual Report on Form 10-K (File
                                                                                         No. 1-7410) for the year ended
                                                                                         December 31, 1996 and incorporated
                                                                                         herein by reference.

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
   3.9                     Statement Affecting Series K Preferred Stock,                 Filed herewith.
                           1.00 Par Value.

   3.10                    By-Laws of Mellon Bank Corporation, as                        Previously filed as Exhibit 4.4 to
                           amended, effective September 16, 1997.                        Registration Statement on Form S-3
                                                                                         (Registration No. 333-38213) and
                                                                                         incorporated herein by reference.

   4.1                     Instruments defining the rights                               See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6,
                           of securities holders.                                        3.7, 3.8, 3.9 and 3.10 above.

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

   4.3                     Amendment No. 1, dated as of June 2,                          Previously filed as Exhibit 4.1 to the
                           1997, to Shareholder Protection Rights                        Quarterly Report on Form 10-Q (File
                           Agreement between Mellon Bank                                 No. 1-7410) for the quarter ended
                           Corporation and Mellon Bank, N.A., as                         June 30, 1997, and incorporated herein
                           Rights Agent, dated as of October 15, 1996.                   by reference.

   4.4                     Junior Subordinated Indenture, dated as of                    Previously filed as Exhibit 4.1
                           December 3, 1996, between Mellon Bank                         to Current Report on Form 8-K
                           Corporation and The Chase Manhattan Bank,                     (File No. 1-7410) dated December 3,
                           as Debenture Trustee.                                         1996, and incorporated herein by
                                                                                         reference.

   4.5(a)                  Certificate representing the 7.72% Junior                     Previously filed as Exhibit 4.2
                           Subordinated Deferrable Interest Debentures,                  to Current Report on Form 8-K
                           Series A, of Mellon Bank Corporation.                         (File No. 1-7410) dated December 3,
                                                                                         1996, and incorporated herein by
                                                                                         reference.

   4.5(b)                  Certificate representing the 7.995% Junior                    Previously filed as Exhibit 4.2
                           Subordinated Deferrable Interest Debentures,                  to Current Report on Form 8-K
                           Series B, of Mellon Bank Corporation.                         (File No. 1-7410) dated December 20,
                                                                                         1996, and incorporated herein by
                                                                                         reference.

   4.6(a)                  Amended and Restated Trust Agreement, dated                   Previously filed as Exhibit 4.3
                           as of December 3, 1996, of Mellon Capital I,                  to Current Report on Form 8-K
                           among Mellon Bank Corporation, as Depositor,                  (File No. 1-7410) dated December 3,
                           The Chase Manhattan Bank, as Property Trustee,                1996, and incorporated herein by
                           Chase Manhattan Bank Delaware, as Delaware                    reference.
                           Trustee, and the Administrative Trustees named
                           therein.

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
   4.6(b)                  Amended and Restated Trust Agreement, dated                   Previously filed as Exhibit 4.3
                           as of December 20, 1996, of Mellon Capital II,                to Current Report on Form 8-K
                           among Mellon Bank Corporation, as Depositor,                  (File No. 1-7410) dated December 20,
                           The Chase Manhattan Bank, as Property Trustee,                1996, and incorporated herein by
                           Chase Manhattan Bank Delaware, as Delaware                    reference.
                           Trustee, and the Administrative Trustees named
                           therein.

   4.7(a)                  Certificate representing the 7.72% Capital                    Previously filed as Exhibit 4.4
                           Securities, Series A, of Mellon Capital I.                    to Current Report on Form 8-K
                                                                                         (File No. 1-7410) dated December 3,
                                                                                         1996, and incorporated herein by
                                                                                         reference.

   4.7(b)                  Certificate representing the 7.995% Capital                   Previously filed as Exhibit 4.4
                           Securities, Series B, of Mellon Capital II.                   to Current Report on Form 8-K
                                                                                         (File No. 1-7410) dated December 20,
                                                                                         1996, and incorporated herein by
                                                                                         reference.

   4.8(a)                  Guarantee Agreement, dated as of December 3,                  Previously filed as Exhibit 4.5
                           1996, between Mellon Bank Corporation, as                     to Current Report on Form 8-K
                           guarantor, and The Chase Manhattan Bank, as                   (File No. 1-7410) dated December 3,
                           Guarantee Trustee.                                            1996, and incorporated herein by
                                                                                         reference.

   4.8(b)                  Guarantee Agreement, dated as of December 20,                 Previously filed as Exhibit 4.5
                           1996, between Mellon Bank Corporation, as                     to Current Report on Form 8-K
                           Guarantor, and The Chase Manhattan Bank, as                   (File No. 1-7410) dated December 20,
                           Guarantee Trustee.                                            1996, and incorporated herein by
                                                                                         reference.

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

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
   10.2                    Exchange Agreement dated as of                                Previously filed as Exhibit 10.4
                           March 30, 1990, between Warburg,                              to Annual Report on Form 10-K
                           Pincus Capital Company, L. P.,                                (File No. 1-7410) for the year ended
                           Warburg, Pincus Capital Partners,                             December 31, 1990, and incorporated
                           L. P. and Mellon relating to the                              herein by reference.
                           exchange of Series D Preferred Stock
                           for shares of Mellon's Common Stock.

   10.3                    Lease dated as of February 1, 1983,                           Previously filed as Exhibit 10.4
                           between 500 Grant Street Associates                           to Annual Report on Form 10-K
                           Limited Partnership and Mellon                                (File No. 1-7410) for the year ended
                           Bank, N.A. with respect to One Mellon                         December 31, 1992, and incorporated
                           Bank Center.                                                  herein by reference.

   10.4                    First Amendment to Lease Agreement                            Previously filed as Exhibit 10.1
                           dated as of November 1, 1983,                                 to Registration Statement on Form
                           between 500 Grant Street                                      S-15 (Registration No. 2-88266)
                           Associates Limited Partnership                                and incorporated herein by
                           and Mellon Bank, N.A.                                         reference.

   10.5*                   Mellon Bank Corporation Profit                                Previously filed as Exhibit 10.7
                           Bonus Plan, as amended.                                       to Annual Report on Form 10-K
                                                                                         (File No. l-7410) for the year ended
                                                                                         December 31, 1990, and incorporated
                                                                                         herein by reference.

   10.6*                   Mellon Bank Corporation Long-Term                             Previously filed as Exhibit 10.1 to the
                           Profit Incentive Plan (1996), as                              Quarterly Report on Form 10-Q (File
                           amended effective July 15, 1997.                              No. 1-7410) for the quarter ended
                                                                                         June 30, 1997, and incorporated herein by
                                                                                         reference.

   10.7*                   Mellon Bank Corporation Stock                                 Previously filed as Exhibit 10.2 to the
                           Option Plan for Outside Directors                             Quarterly Report on Form 10-Q (File
                           (1989), as amended effective May 1, 1997.                     No. 1-7410) for the quarter ended
                                                                                         June 30, 1997, and incorporated herein by
                                                                                         reference.

   10.8*                   Mellon Bank Corporation 1990                                  Previously filed as Exhibit 10.9 to
                           Elective Deferred Compensation Plan                           Annual Report on Form 10-K (File
                           for Directors and Members of the                              No. 1-7410) for the year ended
                           Advisory Board, as amended and                                December 31, 1996, and incorporated
                           restated, effective January 1, 1997.                          herein by reference.


* Management contract or compensatory plan arrangement.

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
   10.9*                   Mellon Bank Corporation Elective                              Previously filed as Exhibit 10.10 to
                           Deferred Compensation Plan for                                Annual Report on Form 10-K (File
                           Senior Officers, as amended and                               No. 1-7410) for the year ended
                           restated, effective January 1, 1997.                          December 31, 1996, and incorporated
                                                                                         herein by reference.

   10.10*                  Mellon Bank IRC Section 401(a)(17)                            Previously filed as Exhibit 10.11 to
                           Plan, as amended and restated, effective                      Annual Report on Form 10-K (File
                           January 1, 1993.                                              No. 1-7410) for the year ended
                                                                                         December 31, 1992, and incorporated herein
                                                                                         by reference.

   10.11*                  Mellon Bank Optional Life Insurance                           Previously filed as Exhibit 10.1 to the
                           Plan, effective January 1, 1993, as amended                   Quarterly Report on Form 10-Q (File
                           effective September 16, 1997.                                 No. 1-7410) for the quarter ended
                                                                                         September 30, 1997, and incorporated herein
                                                                                         by reference.

   10.12*                  Mellon Bank Executive Life Insurance                          Previously filed as Exhibit 10.13 to
                           Plan, effective January 1, 1993, as amended                   Annual Report on Form 10-K (File
                           effective November 19, 1996.                                  No. 1-7410) for the year ended
                                                                                         December 31, 1996, and incorporated herein
                                                                                         by reference.

   10.13*                  Mellon Bank Senior Executive Life                             Previously filed as Exhibit 10.14 to
                           Insurance Plan, effective January 1, 1993,                    Annual Report on Form 10-K (File
                           as amended effective November 19, 1996.                       No. 1-7410) for the year ended
                                                                                         December 31, 1996, and incorporated herein
                                                                                         by reference.

   10.14*                  Mellon Bank Corporation Retirement Plan                       Previously filed as Exhibit 10.1 to
                           for Outside Directors, effective                              Quarterly Report on Form 10-Q (File
                           January 1, 1994.                                              No. 1-7410) for the quarter ended
                                                                                         June 30, 1995, and incorporated herein by
                                                                                         reference.

   10.15*                  Mellon Bank Corporation Phantom Stock                         Previously filed as Exhibit 10.3 to the
                           Unit Plan (1995), as amended, effective                       Quarterly Report on Form 10-Q (File
                           May 1, 1997.                                                  No. 1-7410) for the quarter ended
                                                                                         June 30, 1997, and incorporated herein by
                                                                                         reference.

* Management contract or compensatory plan arrangement.

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
   10.16*                  Employment Agreement between Mellon                           Previously filed as Exhibit 10.17 to
                           Bank, N.A. and Frank V. Cahouet,                              Annual Report on Form 10-K
                           effective as of July 25, 1993, and amended                    (File No. 1-7410) for the year ended
                           and restated as of October 17, 1995.                          December 31, 1995, and incorporated
                                                                                         herein by reference.

   10.17*                  Letter Agreement, dated February 20, 1998,                    Filed herewith.
                           between Mellon Bank Corporation and
                           Frank V. Cahouet.

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

   10.19*                  Letter Agreement, dated February 20, 1998,                    Filed herewith.
                           between Mellon Bank Corporation and
                           W. Keith Smith.

   10.20*                  Change in Control Severance Agreement                         Previously filed as Exhibit 10.4 to the
                           between Mellon Bank Corporation and Frank V.                  Quarterly Report on Form 10-Q (File
                           Cahouet, dated as of February 1, 1997, and                    No. 1-7410) for the quarter ended
                           amended effective July 7, 1997.                               June 30, 1997, and incorporated herein
                                                                                         by reference.

   10.21*                  Form of Change in Control Severance Agreement                 Previously filed as Exhibit 10.5 to the
                           between Mellon Bank Corporation and members                   Quarterly Report on Form 10-Q (File
                           of the Office of the Chairman.                                No. 1-7410) for the quarter ended
                                                                                         June 30, 1997, and incorporated herein by
                                                                                         reference.

   12.1                    Computation of Ratio of Earnings                              Filed herewith.
                           to Fixed Charges and Ratio of
                           Earnings to Combined Fixed Charges
                           and Preferred Stock Dividends--parent
                           Corporation.

* Management contract or compensatory plan arrangement.

Exhibit
  No.                             Description                                                     Method of Filing
  ---                             -----------                                                     ----------------
   12.2                    Computation of Ratio of Earnings                              Filed herewith.
                           to Fixed Charges and Ratio of
                           Earnings to Combined Fixed
                           Charges and Preferred Stock
                           Dividends--Mellon Bank Corporation
                           and its subsidiaries.

   13.1                    All portions of the Mellon Bank Corporation                   Filed herewith.
                           1997 Annual Report to Shareholders that are
                           incorporated herein by reference.

   21.1                    List of Subsidiaries of the Corporation.                      Filed herewith.

   23.1                    Consent of Independent Accountants.                           Filed herewith.

   24.1                    Power of Attorney.                                            Filed herewith.

   27.1                    Financial Data Schedule.                                      Submitted herewith.

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