Form 10-Q
period 1998-03-31
MELLON BANK CORP
filed 1998-05-12
CIK 64782

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
                  Class                              March 31, 1998
                  -----                              --------------

       Common Stock, $.50 par value                     260,210,372

--------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------


                                                                      Page No.
                                                                      --------

Part I - Financial Information

Financial Highlights                                                       2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Items 2 and 3)                                 3

Financial Statements (Item 1):
    Consolidated Balance Sheet                                            41
    Consolidated Income Statement - Five Quarter Trend                    42
    Consolidated Statement of Cash Flows                                  43
    Consolidated Statement of Changes in Shareholders' Equity             45

Notes to Financial Statements                                             46

Selected Statistical Information:
    Deposits                                                              50
    Selected Key Data                                                     50


Part II - Other Information

Legal Proceedings (Item 1)                                                51

Changes in Securities and Use of Proceeds (Item 2)                        51

Exhibits and Reports on Form 8-K (Item 6)                                 51

Signature                                                                 53

Corporate Information                                                     54

Index to Exhibits                                                         55


Cautionary Statement
--------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the Year 2000 project, credit loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

----------------------------------------------------------------------------------------------------------
                                                                                Quarter ended
FINANCIAL HIGHLIGHTS                                               ---------------------------------------
(dollar amounts in millions,                                       MARCH 31,       Dec. 31,      March 31,
  except per share amounts)                                             1998           1997           1997
----------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income - diluted                                                $    .78      $    .75        $    .69
Dividends paid                                                           .33           .33             .30
Closing common stock price                                             63.50         60.63           36.38
Book value at period-end                                               15.70         14.39           13.60
----------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                                          $    215      $    195        $    191
Net income applicable to common stock                                    206           191             182
Dividends paid on common stock                                            84            83              77
Average common shares and equivalents
  outstanding - diluted (in thousands)                               263,136       259,430         263,204
----------------------------------------------------------------------------------------------------------
KEY PERFORMANCE MEASURES
Return on average common shareholders' equity (annualized)              21.6%         21.2%           21.2%
Return on average assets (annualized)                                   1.89          1.75            1.83
Fee revenue as a percentage of total revenue (FTE)                        66            66              59
Efficiency ratio (a)                                                      65            67              62
Efficiency ratio excluding amortization of intangibles                    62            65              59
----------------------------------------------------------------------------------------------------------
TANGIBLE OPERATING RESULTS (b)
Tangible earnings per common share - diluted                          $  .88        $  .83          $  .77
Tangible net income applicable to common stock                           231           212             203
Return on tangible common shareholders' equity (annualized)             43.3%         38.3%           36.3%
Return on tangible assets (annualized)                                  2.18          2.00            2.09
Tangible book value per common share at period-end                     $8.33         $8.77           $8.88
----------------------------------------------------------------------------------------------------------
                                                                   MARCH 31,       Dec. 31,      March 31,
                                                                        1998           1997           1997
----------------------------------------------------------------------------------------------------------
BALANCES
Loans                                                                $30,343       $29,142         $27,525
Total assets                                                          47,414        44,892          42,068
Deposits                                                              33,096        31,305          29,936
Common shareholders' equity                                            4,086         3,652           3,503
Market capitalization                                                 16,523        15,386           9,372
----------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Common shareholders' equity to assets                                   8.62%         8.13%           8.33%
Tangible common shareholders' equity to assets (c)                      4.76          5.12            5.60
Tier I capital                                                          6.80          7.77            8.74
Total (Tier I plus Tier II) capital                                    11.28         12.73           13.65
Leverage capital                                                        7.04          8.02            8.75
----------------------------------------------------------------------------------------------------------

(a)  See page 20 for the definition of this ratio.
(b)  See page 10 for the definition of tangible operating results.
(c)  See page 26 for the definition of this ratio.
NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------

Acquisition of United Bankshares, Inc.

On February 2, 1998, the Corporation acquired United Bankshares, Inc. and its principal subsidiary, United National Bank, a full-service commercial bank serving South Florida. With approximately $850 million in assets, including approximately $425 million in loans and lease finance assets, United National Bank is a nationally chartered bank with headquarters in Miami and 11 regional banking offices in Dade, Broward and Palm Beach counties. United services small and midsize businesses, lawyers, accountants, real estate developers and other professionals. In addition, United also provides both private banking services and trade financing. The Corporation acquired United National Bank with a combination of approximately 5 million shares of common stock, reissued from treasury stock acquired in 1997, and cash. United National Bank is operating as a separate entity under the name Mellon United National Bank.

Acquisition of 1st  Business Corporation

On February 17, 1998, the Corporation acquired 1st Business Corporation and its principal subsidiary, 1st Business Bank, a full-service commercial bank serving midsize business firms in southern California. 1st Business Bank is a state-chartered bank, headquartered in Los Angeles, with approximately $1.2 billion in assets, including approximately $550 million in loans and lease finance assets. It serves approximately 1,700 business customers in the manufacturing, wholesale trade and service industries. It also provides personal banking services to professionals, entrepreneurs, and owners and officers of its business clients. The Corporation purchased privately owned 1st Business Corporation with cash. 1st Business Bank is operating as a separate entity under the name Mellon 1st Business Bank.

Common dividend increased 9%

On April 21, 1998, the Corporation announced a 9% increase in its quarterly common dividend to $.36 per common share. The increased dividend is payable May 15, 1998, to shareholders of record at the close of business on April 30, 1998. This is the seventh quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 184%.

Acquisition of Founders Asset Management, Inc. on April 1, 1998

In December 1997, the Corporation announced that it had reached a definitive agreement to acquire Founders Asset Management, Inc. (Founders), a manager of growth-oriented no-load equity mutual funds and other investment portfolios. Founders offers 11 no-load mutual funds, including nine equity funds, with approximately $5 billion in assets among total assets under management of approximately $7 billion. Founders was purchased with cash and is operating as a separate subsidiary, headquartered in Denver, under Mellon Bank, N.A. With the inclusion of Founders' funds, the Dreyfus/Founders family of funds now total more than $100 billion of assets managed, including more than $31 billion of proprietary equity mutual funds.

--------------------------------------------------------------------------------

Strategic alliance with Brascan Brazil

In February 1998, the Corporation and Brascan Brazil entered into a strategic alliance through which the Corporation acquired 40% of Banco Brascan, a Rio de Janeiro-based investment bank. In addition, the Corporation and Banco Brascan formed Mellon Brascan Asset Management (MBAM), an investment management joint venture combining the Corporation's global asset management expertise with Brascan's 100 years of experience in Brazil. An affiliate of Brascan Brazil, Banco Brascan provides corporate and institutional financial services including corporate finance, capital markets, foreign exchange, merger and acquisition financing and advisory, and securities trading and brokerage. MBAM will provide an array of Brazilian and U.S. equity and fixed-income products and asset management services to the rapidly growing Brazilian market. MBAM will offer its retail products under the brand name of The Dreyfus Corporation and will utilize the investment expertise of both Mellon Bank and Dreyfus.


OVERVIEW
--------------------------------------------------------------------------------

The Corporation reported record first quarter 1998 diluted earnings per common share of $.78, an increase of 13%, compared with $.69 in the first quarter of 1997. Net income applicable to common stock in the first quarter of 1998 was $206 million, an increase of 13%, compared with $182 million in the first quarter of 1997. Diluted tangible earnings per common share totaled $.88 in the first quarter of 1998, an increase of 14%, compared with $.77 in the first quarter of 1997. Diluted earnings per common share totaled $.75, and net income applicable to common stock was $191 million in the fourth quarter of 1997.

Annualized return on common shareholders' equity and return on assets were 21.6% and 1.89%, respectively, in the first quarter of 1998, compared with 21.2% and 1.83%, respectively, in the first quarter of 1997 and 21.2% and 1.75%, respectively, in the fourth quarter of 1997. Annualized return on tangible common shareholders' equity and return on tangible assets were 43.3% and 2.18%, respectively, in the first quarter of 1998, compared with 36.3% and 2.09%, respectively, in the first quarter of 1997 and 38.3% and 2.00%, respectively, in the fourth quarter of 1997.

Net interest revenue, on a fully taxable equivalent basis, was $367 million in the first quarter of 1998, down $6 million compared with $373 million in the prior-year period and up $5 million from $362 million in the fourth quarter of 1997. The decrease from the prior-year period primarily resulted from funding costs related to the repurchase of common stock, the December 1997 transfer of CornerStone(sm) credit card loans into an accelerated resolution portfolio and preferred stock redemptions, primarily offset by the favorable effect of acquisitions and loan growth.

Fee revenue was $698 million in the first quarter of 1998, up $162 million, or 30%, compared with $536 million in the first quarter of 1997 and up $34 million, or 5%, compared with $664 million in the fourth quarter of 1997, excluding the $43 million gain on the sale of the corporate trust business recorded in the fourth quarter. The increase in fee revenue, compared with the first quarter of 1997, was primarily attributable to higher trust and investment fees resulting from the mid-1997 Buck acquisition, an increase in the market value of assets under management and new business, as well as higher foreign exchange fees. Excluding $78 million of fee revenue in the first quarter of 1998 related to the Buck acquisition, fee revenue increased $84 million, or 16%, compared with the first quarter of 1997.

--------------------------------------------------------------------------------


Operating expense before trust-preferred securities expense and net revenue from acquired property for the first quarter of 1998 was $697 million, up $132 million from $565 million in the first quarter of 1997 and down $25 million from $722 million in the fourth quarter of 1997. The increase, compared with the first quarter of 1997, primarily resulted from the Buck and Dreyfus Brokerage Services acquisitions in 1997, the Mellon United National Bank and Mellon 1st Business Bank acquisitions in February 1998, an increase in the amortization of mortgage servicing assets, and business growth.

Credit quality expense was $14 million in the first quarter of 1998, compared with $22 million in the first quarter of 1997, reflecting a $10 million decrease in the provision for credit losses. Credit quality expense was $61 million in the fourth quarter of 1997, reflecting additional provision for credit losses related to the credit card portfolio. Net credit losses were $18 million in the first quarter of 1998, down $14 million compared with the prior-year period and down $88 million from the fourth quarter of 1997, that included $65 million of credit losses taken on the CornerStone(sm) loans that were transferred to an accelerated resolution portfolio.

Nonperforming assets totaled $191 million at March 31, 1998, compared with $181 million at December 31, 1997, and $170 million at March 31, 1997. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .63% at March 31, 1998. This ratio has been less than 1% for 15 consecutive quarters.

The Corporation's ratio of common shareholders' equity to assets was 8.62% at March 31, 1998. The Tier I, Total and Leverage capital ratios were 6.80%, 11.28% and 7.04%, respectively, at March 31, 1998, well in excess of the ratios required to maintain well-capitalized status.

BUSINESS SECTORS

----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,
                                                       Consumer                                           Business
(dollar amounts in millions,           Fee Services                   Banking               Fee Services               Banking
averages in billions)                 1998       1997            1998        1997          1998       1997         1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Revenue                               $200       $166          $  297       $ 299          $416       $296       $  130      $ 126
Credit quality expense (revenue)         -          1              11          28             -          -            4          1
Operating expense:
  Intangible amortization expense        3          1              16          13             5          8            6          5
  Trust-preferred securities expense     -          -               2           2             -          -            7          7
  Other operating expense              152        127             158         150           305        214           49         46
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         155        128             176         165           310        222           62         58
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     45         37             110         106           106         74           64         67
Income taxes                            17         15              40          38            39         29           23         25
----------------------------------------------------------------------------------------------------------------------------------
Net income                           $  28       $ 22         $    70      $   68         $  67      $  45      $    41     $   42
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                  $  31       $ 23         $    83      $   78         $  72      $  51      $    45     $   46
----------------------------------------------------------------------------------------------------------------------------------
Average assets                       $ 3.7       $2.0          $ 21.3       $20.5         $ 2.3      $ 1.5       $ 17.4      $16.3
Average common equity                $ 0.4       $0.3         $   1.1      $  1.0         $ 0.7      $ 0.6      $   1.4     $  1.3
Average Tier I preferred equity     $    -      $   -         $   0.1      $  0.1        $    -     $    -      $   0.4     $  0.4
Return on common
 shareholders' equity (a)              32%        32%             25%         28%           36%        30%          12%        13%
Return on assets (a)                    NM         NM           1.33%       1.35%            NM         NM        0.95%      1.04%
Pretax operating margin                23%        23%             37%         35%           25%        25%          49%        53%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    24%        23%             43%         40%           27%        28%          59%        63%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   76%        76%             53%         50%           73%        72%          38%        36%
----------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

Note: The table above and the discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Income before taxes for the Corporation's core sectors was $325 million in the first quarter of 1998, an increase of $41 million, or 15%, compared with the prior-year quarter. This increase resulted from a $156 million increase in revenue and a $15 million decrease in credit quality expense, partially offset by a $130 million increase in operating expense. Return on common shareholders' equity for the core sectors was 23% in the first quarter of 1998, unchanged from the first quarter of 1997. Return on assets was 1.87% in the first quarter of 1998, compared with 1.78% in the first quarter of 1997.

----------------------------------------------------------------------------------------------------------------------------------
                        Total                   Real Estate                          Other                          Total All
                     Core Sectors                 Workout                     Corporate Activity                     Sectors
                  1998          1997         1998         1997                  1998       1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
                $1,043         $ 887        $   1        $   8                  $ 26      $  18              $1,070          $ 913
                    15            30           (1)          (3)                   -          (5)                 14             22

                    30            27            -            -                     -          -                  30             27
                     9             9            -            -                    11         11                  20             20
                   664           537            1            1                     2          -                 667            538
----------------------------------------------------------------------------------------------------------------------------------
                   703           573            1            1                    13         11                 717            585
----------------------------------------------------------------------------------------------------------------------------------
                   325           284            1           10                    13         12                 339            306
                   119           107            -            3                     5          5                 124            115
----------------------------------------------------------------------------------------------------------------------------------
                $  206         $ 177        $   1        $   7                  $  8      $   7              $  215          $ 191
----------------------------------------------------------------------------------------------------------------------------------
                $  231         $ 198        $   1        $   7                  $  8      $   7              $  240          $ 212
----------------------------------------------------------------------------------------------------------------------------------
                $ 44.7         $40.3        $ 0.1        $ 0.2                  $1.4      $ 1.7              $ 46.2          $42.2
                $  3.6         $ 3.2        $   -        $   -                  $0.3      $ 0.3              $  3.9          $ 3.5
                $  0.5         $ 0.5        $   -        $   -                  $0.6      $ 0.7              $  1.1          $ 1.2

                   23%           23%           NM           NM                    NM         NM                 22%            21%
                 1.87%         1.78%           NM           NM                    NM         NM               1.89%          1.83%
                   31%           32%           NM           NM                    NM         NM                 32%            33%



                   35%           36%           NM           NM                    NM         NM                 36%            39%


                   64%           60%           NM           NM                    NM         NM                 62%            59%
----------------------------------------------------------------------------------------------------------------------------------


Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds, residential mortgage loan origination and servicing and brokerage services. Income before taxes for the Consumer Fee Services sector was $45 million in the first quarter of 1998, up $8 million, or 20%, from the prior-year period. This improvement resulted from higher private asset management fee revenue, fees generated from Dreyfus Brokerage Services, Inc., higher mortgage servicing fees and gains on the disposition of assets. This sector provided strong returns, as the annualized return on common shareholders' equity was 32% in the first quarter of 1998, unchanged from the first quarter of 1997.

Consumer Banking

Consumer Banking includes consumer lending and deposit products, business banking, credit card and jumbo residential mortgage lending. Income before taxes for this sector totaled $110 million in the first quarter of 1998, compared with $106 million in the first quarter of 1997, an increase of 4%. Revenue decreased $2 million, compared with the prior-year period, primarily as a result of lower revenue due to the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. Partially offsetting this revenue decrease was the favorable impacts of the Mellon United National Bank and Mellon 1st Business Bank acquisitions. Credit quality expense decreased $17 million primarily resulting from the transfer of the CornerStone(sm) credit card loans to an accelerated resolution portfolio. Operating expense increased $11 million, compared with the prior-year period, primarily due to the impact of the acquisitions. The annualized return on common shareholders' equity for this sector was 25% in the first quarter of 1998, compared with 28% in the first quarter of 1997.

--------------------------------------------------------------------------------


Business Fee Services

Business Fee Services includes institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, commercial mortgage loan origination and servicing, corporate trust, network services, benefits consulting and administrative services and services for defined contribution plans. Income before taxes for this sector was $106 million in the first quarter of 1998, an increase of $32 million, or 43%, compared with the first quarter of 1997. Revenue increased $120 million primarily due to the Buck acquisition, higher institutional asset management fees, increased institutional trust fees, higher cash management fees, higher foreign exchange fees as well as higher mutual fund management and administration fees. Partially offsetting this increase was a decrease in fee revenue due to the sale of the corporate trust business in November 1997, and a decrease in fee revenue resulting from the formation of CIBC Mellon Trust Company, accounted for on an equity basis. Operating expense increased $88 million due to the Buck acquisition, higher transaction volumes and technology investments, partially offset by lower expenses resulting from the sale of the corporate trust business and the formation of CIBC Mellon Trust Company. This sector provided excellent returns as annualized return on common shareholders' equity for this sector was 36% in the first quarter of 1998, compared with 30% in the first quarter of 1997.

Business Banking

Business Banking includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. Income before taxes for the Business Banking sector was $64 million for the first quarter of 1998, a decrease of $3 million, or 3%, from the first quarter of 1997. Revenue increased $4 million primarily as a result of higher revenue from the lease financing businesses. Credit quality expense increased $3 million. Operating expense increased $4 million in support of business growth and development. The annualized return on common shareholders' equity for this sector was 12% in the first quarter of 1998, compared with 13% in the first quarter of 1997.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $1 million in the first quarter of 1998, compared with $10 million in the first quarter of 1997, reflecting the lower level of real estate workout assets in 1998.

Other

The Other sector's pretax income for the first quarter of 1998 was $13 million, compared with $12 million in the first quarter of 1997. Revenue for the first quarters of 1998 and 1997 primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors. Credit quality revenue for 1997 represents loan loss recoveries from loans to lesser developed countries.

--------------------------------------------------------------------------------


The following tables distribute net income and return on average common shareholders' equity for the Corporation's core sectors between customers serviced and services provided.


------------------------------------------------------------------------------------------
                                                           Customers serviced
                                                 -----------------------------------------
                                                      Total                     Total
FOR THE THREE MONTHS ENDED MARCH 31,                Consumer                  Business
(dollar amounts in millions)                     1998       1997           1998       1997
------------------------------------------------------------------------------------------
Net income                                        $98        $90           $108        $87
Return on average common
 shareholders' equity (a)                         27%        29%            20%        19%
------------------------------------------------------------------------------------------

(a)  Annualized.


------------------------------------------------------------------------------------------
                                                            Services provided
                                                 -----------------------------------------
                                                      Total                     Total
FOR THE THREE MONTHS ENDED MARCH 31,              Fee Services             Banking Services
(dollar amounts in millions)                     1998       1997           1998       1997
------------------------------------------------------------------------------------------
Net income                                        $95        $67           $111       $110
Return on average common
 shareholders' equity (a)                         35%        30%            18%        20%
------------------------------------------------------------------------------------------

(a)  Annualized.

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

Tangible results for the first quarter of 1998, compared with the first quarter of 1997, reflect the effect of the acquisitions of Buck Consultants, Inc. (Buck) in mid-1997, Dreyfus Brokerage Services, Inc. in November 1997, and Mellon United National Bank and Mellon 1st Business Bank in February 1998. Results, excluding the impact of intangibles, are shown in the table below.


----------------------------------------------------------------------------------------------------------
                                                                           Quarter ended
                                                            ----------------------------------------------
(dollar amounts in millions, except per                     MARCH 31,         Dec. 31,           March 31,
 share amounts;  ratios annualized)                              1998             1997                1997
----------------------------------------------------------------------------------------------------------
Net income applicable to common stock                         $   206          $   191             $   182
After-tax impact of amortization of
  intangibles from purchase acquisitions                           25               21                  21
----------------------------------------------------------------------------------------------------------
         Tangible net income applicable to common stock       $   231          $   212             $   203
         Tangible earnings per common share - diluted         $   .88          $   .83             $   .77

Average common equity                                         $ 3,873          $ 3,573             $ 3,490
Average goodwill and other identified intangibles               1,711            1,378               1,223
----------------------------------------------------------------------------------------------------------
         Average tangible common equity                       $ 2,162          $ 2,195             $ 2,267
Return on tangible common equity                                43.3%            38.3%               36.3%

Average total assets                                          $46,229          $44,266             $42,187
Average tangible assets                                       $44,518          $42,888             $40,964
Return on tangible assets                                       2.18%            2.00%               2.09%
----------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE
--------------------------------------------------------------------------------


Net interest revenue, on a fully taxable equivalent basis, for the first quarter of 1998 totaled $367 million, compared with $373 million in the first quarter of 1997 and $362 million in the fourth quarter of 1997. The net interest margin was 4.06% in the first quarter of 1998, compared with 4.37% in the first quarter of 1997 and 4.07% in the fourth quarter of 1997.

The $6 million decrease in fully taxable equivalent net interest revenue in the first quarter of 1998, compared with the first quarter of 1997, primarily resulted from the funding costs related to the repurchase of common stock, the effect of the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio and preferred stock redemptions. Primarily offsetting these factors were the favorable impacts of the Mellon United National Bank, Mellon 1st Business Bank and Dreyfus Brokerage Services, Inc. acquisitions, net of funding costs, and loan growth.

Excluding the effect of the acquisitions, average loans in the first quarter of 1998 grew by approximately $1.1 billion, compared with the prior-year period, primarily in the residential mortgage warehouse portfolio and wholesale lending.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES

---------------------------------------------------------------------------------------------------------------
                                                                                           Three months ended
                                                                                          ---------------------
                                                                                             MARCH 31, 1998
                                                                                          AVERAGE      AVERAGE
                  (dollar amounts in millions)                                            BALANCE  YIELDS/RATES
---------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Federal funds sold and securities under resale agreements            $    967      5.58%
                    Interest-bearing deposits with banks                                      655       5.24
                    Other money market investments                                             90       6.46
                    Trading account securities                                                242       6.35
                    Securities:
                      U.S. Treasury and agency securities (a)                               5,071       6.98
                      Obligations of states and political subdivisions (a)                     35       8.71
                      Other (a)                                                               148       6.92
                    Loans, net of unearned discount (a)                                    29,367       7.99
                                                                                         --------
                         Total interest-earning assets                                     36,575       7.72
                  Cash and due from banks                                                   3,220
                  Premises and equipment                                                      562
                  Customers' acceptance liability                                             123
                  Net acquired property                                                        49
                  Other assets (a)                                                          6,120
                  Reserve for credit losses                                                   (492)
                  ------------------------------------------------------------------------------------------
                         Total assets                                                     $46,157
------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                            $     309      2.43%
shareholders'         Money market and other savings accounts                              10,801       2.91
equity                Retail savings certificates                                           7,596       5.04
                      Other time deposits                                                   1,702       5.59
                    Deposits in foreign offices                                             2,550       4.98
                                                                                         --------
                         Total interest-bearing deposits                                   22,958       4.04
                    Federal funds purchased and securities under repurchase agreements      1,765       5.44
                    Term federal funds purchased                                              546       5.80
                    U.S. Treasury tax and loan demand notes                                   418       5.35
                    Short-term bank notes                                                     313       5.76
                    Commercial paper                                                          200       5.60
                    Other funds borrowed                                                      351       8.83
                    Notes and debentures (with original maturities over one year)           2,797       7.01
                                                                                         --------
                         Total interest-bearing liabilities                                29,348       4.54
                  Total noninterest-bearing deposits                                        9,767
                  Acceptances outstanding                                                     123
                  Other liabilities (a)                                                     2,001
                  ------------------------------------------------------------------------------------------
                         Total liabilities                                                 41,239
                  ------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures                        991
                  ------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                                  3,927
                  ------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                           $46,157
------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                               7.72%
                  Cost of funds supporting interest-earning assets                                      3.66
                  ------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                           4.06%
                    Without taxable equivalent increments                                               4.04
                  ------------------------------------------------------------------------------------------

(a)   Amounts and yields exclude adjustments to fair value required by FAS No.
      115.
Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using

----------------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended
----------------------------------------------------------------------------------------------------------------------------------
           Dec. 31, 1997                    Sept. 30, 1997                   June 30, 1997                     March 31, 1997
      Average         Average           Average       Average            Average       Average           Average           Average
      balance    yields/rates           balance   yields/rates           balance   yields/rates          balance      yields/rates
----------------------------------------------------------------------------------------------------------------------------------

     $     792         5.05%           $    601         5.59%           $    438         5.28%           $    407           5.34%
           468         5.16                 496         5.14                 547         4.89                 562           5.09
           137         5.77                 134         5.73                  96         5.36                  63           4.00
           159         5.41                 171         5.44                 210         5.69                 161           5.58

         5,129         6.71               5,315         6.74               5,470         6.84               5,855           6.72
            26         7.78                  29         7.63                  47         7.68                  51           7.93
           105         7.80                 109         5.92                 107         7.45                 113           6.36
        28,461         8.07              27,583         8.18              27,810         8.27              27,403           8.21
      --------                         --------                         --------                         --------
        35,277         7.75              34,438         7.84              34,725         7.93              34,615           7.85
         3,026                            2,875                            2,798                            2,674
           592                              601                              581                              573
           253                              315                              255                              260
            53                               71                               72                               75
         5,510                            5,057                            4,523                            4,513
          (495)                            (512)                            (517)                            (526)
----------------------------------------------------------------------------------------------------------------------------------
       $44,216                          $42,845                          $42,437                          $42,184
----------------------------------------------------------------------------------------------------------------------------------


      $    239         2.15%          $     231         2.50%           $    228         1.49%           $    227           1.42%
        10,128         2.89               9,840         2.84              10,010         2.87              10,209           2.77
         7,514         5.08               7,336         5.06               7,081         4.98               6,723           4.88
         1,456         5.78               1,710         5.77               1,767         5.71               2,223           5.41
         2,594         4.92               2,425         4.88               2,737         4.90               2,814           4.83
     ---------                        ---------                        ---------                        ---------
        21,931         4.07              21,542         4.05              21,823         4.02              22,196           3.92
         1,522         5.66               1,163         5.58               1,457         5.62               1,417           5.16
           631         5.83                 570         5.86                 724         5.67                 471           5.46
           401         5.36                 467         5.40                 596         5.39                 408           5.11
           231         5.30                 199         6.52                  69         5.81                  76           5.61
            70         5.54                  58         5.45                  67         5.38                  82           5.28
           556         7.75                 435         8.19                 378         8.28                 318           8.30
         2,781         6.94               2,832         6.83               2,716         7.01               2,517           7.10
     ---------                        ---------                        ---------                        ---------
        28,123         4.58              27,266         4.56              27,830         4.54              27,485           4.38
         9,154                            8,807                            8,290                            8,084
           253                              315                              255                              260
         1,961                            1,776                            1,470                            1,632
----------------------------------------------------------------------------------------------------------------------------------
        39,491                           38,164                           37,845                           37,461
----------------------------------------------------------------------------------------------------------------------------------

           990                              990                              990                              990
----------------------------------------------------------------------------------------------------------------------------------
         3,735                            3,691                            3,602                            3,733
----------------------------------------------------------------------------------------------------------------------------------

       $44,216                          $42,845                          $42,437                          $42,184
----------------------------------------------------------------------------------------------------------------------------------
                       7.75%                            7.84%                            7.93%                              7.85%
                       3.68                             3.60                             3.64                               3.48
----------------------------------------------------------------------------------------------------------------------------------

                       4.07%                            4.24%                            4.29%                              4.37%
                       4.05                             4.22                             4.27                               4.34
----------------------------------------------------------------------------------------------------------------------------------

dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES

--------------------------------------------------------------------------------------------
                                                              Quarter ended
                                                --------------------------------------------
                                                MARCH 31,           Dec. 31,       March 31,
(in millions)                                        1998             1997              1997
--------------------------------------------------------------------------------------------
Provision for credit losses                           $15              $73               $25
Net revenue from acquired property                     (1)             (12)               (3)
--------------------------------------------------------------------------------------------
     Credit quality expense                           $14              $61               $22
--------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, decreased $8 million in the first quarter of 1998, compared with the first quarter of 1997, as a result of a $10 million decrease in provision for credit losses, partially offset by a $2 million decrease in net revenue from acquired property. The decrease in the provision for credit losses primarily resulted from lower credit card net credit losses following the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio.

Credit quality expense in the first quarter of 1998 decreased $47 million, compared with the fourth quarter of 1997, as a result of a $58 million decrease in the provision for credit losses, partially offset by an $11 million decrease in net gains on the sale of OREO properties. The higher provision for credit losses in the fourth quarter of 1997 was primarily made in response to the $65 million of credit losses recorded upon the transfer of CornerStone(sm) credit card loans to an accelerated resolution portfolio.

A summary of the Corporation's net credit losses is presented on the following page. The $14 million decrease in net credit losses, compared with the first quarter of 1997, primarily resulted from a $22 million decrease in credit card net credit losses, partially offset by lower international loan recoveries. Net credit losses decreased by $88 million, compared with the fourth quarter of 1997, primarily due to the decrease in credit card net credit losses as well as lower commercial real estate net credit losses. The net carrying value of the accelerated resolution portfolio at March 31, 1998, was $130 million, compared with $157 million at December 31, 1997. The Corporation expects a significant reduction in credit card net credit losses throughout 1998 as a result of the actions taken on the CornerStone(sm) portfolio in December 1997.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1997 Annual Report to Shareholders. The reserve for credit losses totaled $496 million at March 31, 1998, compared with $475 million at December 31, 1997, and $518 million at March 31, 1997. The $21 million increase in the reserve for credit losses from December 31, 1997, resulted from the addition of $24 million of reserves acquired in the Mellon United National Bank and Mellon 1st Business Bank acquisitions.

The ratio of the loan loss reserve to nonperforming loans at March 31, 1998, was 349%, compared with 356% at year-end 1997 and 543% at March 31, 1997. This ratio can vary significantly over time as the credit quality characteristics of the loan portfolio change. This ratio also can vary with shifts in portfolio mix. The decrease in this ratio from March 31, 1997, primarily resulted from an increase in the level of nonperforming loans.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                                                       Quarter ended
                                                                    ----------------------------------------------
                                                                    MARCH 31,         Dec. 31,           March 31,
(dollar amounts in millions)                                             1998             1997                1997
------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                                           $475             $505                $525
Net change in reserve primarily from acquisitions                          24                3                   -
Credit losses:
  Domestic:
     Commercial and financial                                              (3)              (3)                 (9)
     Commercial real estate                                                (5)             (22)                 (1)
     Consumer credit:
       Credit cards                                                       (10)             (21)  (a)           (33)
       Other consumer credit                                               (5)              (5)                 (6)
     Lease finance assets                                                  (2)              (3)                 -
------------------------------------------------------------------------------------------------------------------
         Total domestic credit losses                                     (25)             (54)                (49)
-------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                                               3                3                   4
     Commercial real estate                                                 1                7                   3
     Consumer credit:
       Credit cards                                                         1                1                   2
       Other consumer credit                                                2                1                   3
     Lease finance assets                                                   -                1                   -
------------------------------------------------------------------------------------------------------------------
         Total domestic                                                     7               13                  12
  International                                                             -                -                   5
------------------------------------------------------------------------------------------------------------------
         Total recoveries                                                   7               13                  17
------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Domestic:
     Commercial and financial                                               -                -                  (5)
     Commercial real estate                                                (4)             (15)                  2
     Consumer credit:
       Credit cards                                                        (9)             (20)                (31)
       Other consumer credit                                               (3)              (4)                 (3)
     Lease finance assets                                                  (2)              (2)                 -
------------------------------------------------------------------------------------------------------------------
         Total domestic                                                   (18)             (41)                (37)
  International                                                             -                -                   5
------------------------------------------------------------------------------------------------------------------
         Net credit losses                                                (18)             (41)                (32)
Credit losses on credit card assets held for accelerated resolution         -              (65)                 -
------------------------------------------------------------------------------------------------------------------
         Total net credit losses                                          (18)            (106)                (32)
Provision for credit losses                                                15               73                  25
------------------------------------------------------------------------------------------------------------------
Reserve at end of period                                                 $496             $475                $518
------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans                                   1.63%            1.63%               1.88%
------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                                         .24%            1.48%    (b)         .48%
------------------------------------------------------------------------------------------------------------------

(a) Excludes $65 million of credit losses related to loans transferred to an accelerated resolution portfolio.
(b) The ratio of net credit losses, excluding credit losses on assets held for accelerated resolution, to average loans was .56%.

NONINTEREST REVENUE

------------------------------------------------------------------------------------------------------
                                                                         Quarter ended
                                                          --------------------------------------------
                                                          MARCH 31,         Dec. 31,         March 31,
(in millions)                                                  1998             1997              1997
------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment revenue:
   Investment management:
     Mutual fund                                              $ 100            $ 100             $  87
     Private asset                                               52               51                42
     Institutional asset                                         50               48                37
------------------------------------------------------------------------------------------------------
       Total investment management revenue                      202              199               166
   Administration/custody/consulting:
     Mutual fund                                                 33               36                30
     Private asset                                                4                4                 4
     Institutional trust                                         92               94                66
     Benefits consulting                                         55               54                 -
------------------------------------------------------------------------------------------------------
       Total administration/custody/consulting
         revenue                                                184              188               100
------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                   386              387               266
Cash management and deposit transaction charges                  61               65                56
Mortgage servicing fees                                          55               56                51
Foreign currency and securities trading revenue                  41               36                25
Credit card fees                                                 24               24                24
Gain on sale of corporate trust business                          -               43                 -
Other                                                           131               96               114
------------------------------------------------------------------------------------------------------
       Total fee revenue                                        698              707               536
Gains on sale of securities                                       -                -                 -
------------------------------------------------------------------------------------------------------
       Total noninterest revenue                               $698             $707              $536
------------------------------------------------------------------------------------------------------
Fee revenue as a percentage of total revenue (FTE)              66%              66%               59%
Trust and investment fee revenue
  as a percentage of total revenue (FTE)                        36%              36%               29%
------------------------------------------------------------------------------------------------------

Fee revenue increased $162 million, or 30%, in the first quarter of 1998, compared with the prior-year period. Excluding $78 million of revenue resulting from the mid-1997 Buck acquisition, fee revenue increased $84 million, or 16%, compared with the prior-year period.

Total trust and investment fee revenue

The $120 million, or 45%, increase in trust and investment fee revenue in the first quarter of 1998, compared with the prior-year period, reflects $55 million of benefits consulting fees and $23 million of institutional trust fees from Buck. Excluding the Buck fees, trust and investment fees increased $42 million, or 16%, compared with the first quarter of 1997.

The $36 million increase in investment management revenue resulted from a $13 million, or 15%, increase in mutual fund management revenue, a $10 million, or 22%, increase in private asset management revenue and a $13 million, or 35%, increase in institutional asset management revenue. These increases resulted from an increase in the market value of assets under management and new business. Mutual fund management fees are discussed further on the following page.

--------------------------------------------------------------------------------


As shown in the table below, the market value of trust assets under management was $328 billion at March 31, 1998, a $23 billion increase from $305 billion at December 31, 1997. This increase resulted from a general market increase and net new business. At March 31, 1998, compared to December 31, 1997, the S&P 500 index increased 13.5% while the Lehman Brothers Long-Term Government Bond Index increased 1.5%.

----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT - DREYFUS (a)
                                                            MARCH 31,       Dec. 31,      Sept. 30,        June 30,      March 31,
(in billions)                                                    1998           1997           1997            1997           1997
----------------------------------------------------------------------------------------------------------------------------------
Mutual funds managed-proprietary:
    Taxable money market funds:
      Institutions                                              $  34          $  33          $  32           $  30          $  27
      Individuals                                                   9              9              9               9             10
    Equity funds                                                   26             22             22              19             16
    Tax-exempt bond funds                                          16             17             17              17             16
    Tax-exempt money market funds                                   8              7              7               7              8
    Fixed-income funds                                              5              5              5               4              4
----------------------------------------------------------------------------------------------------------------------------------
        Total proprietary mutual funds managed                     98             93             92              86             81
Mutual funds managed-nonproprietary                                15             11             10               8              7
----------------------------------------------------------------------------------------------------------------------------------
        Total managed mutual fund assets                          113            104            102              94             88
Institutional asset (b)                                           175            165            163             159            143
Private asset                                                      40             36             34              33             28
----------------------------------------------------------------------------------------------------------------------------------
        Total market value of assets
          under management                                       $328           $305           $299            $286           $259
----------------------------------------------------------------------------------------------------------------------------------

(a) "Dreyfus," as defined for purposes of this table, consists of five business units: Dreyfus Funds, the retail mutual funds area of the Corporation which includes The Dreyfus Corporation and Founders Asset Management, LLC (as of April 1, 1998); Dreyfus Brokerage, which includes Dreyfus Investment Services Corporation and Dreyfus Brokerage Services (formerly Pacific Brokerage); Dreyfus Retirement Services, the defined contribution business of the Corporation; Dreyfus Institutional Investors, the investment management business of the Corporation which includes The Boston Company Asset Management, Mellon Capital Management, Mellon Equity Associates, Mellon Bond Associates, Certus Asset Advisors, Franklin Portfolio Associates, and Pareto Partners; and Mellon Private Asset Management, the high net worth personal trust and custody business of the Corporation.

(b) Includes assets managed at Pareto Partners of $24 billion at March 31, 1998, $21 billion at December 31, 1997, $21 billion at September 30, 1997, $23 billion at June 30, 1997, and $21 billion at March 31, 1997. Since mid-year 1996, the Corporation has had a 30% equity interest in Pareto Partners.

At March 31, 1998, the combined market values of $15 billion of nonproprietary mutual funds and $175 billion of institutional assets managed, by asset type, were as follows: equities, $80 billion; balanced, $25 billion; fixed income, $55 billion; money market, $6 billion; and $24 billion at Pareto Partners, primarily in currency overlay and global fixed income products, for a total of $190 billion.

Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Average net assets of proprietary mutual funds managed by Dreyfus in the first quarter of 1998 were $97 billion, up $4 billion from $93 billion in the fourth quarter of 1997 and up $12 billion from $85 billion in the first quarter of 1997. The increase from the prior-year period primarily resulted from a $7 billion increase in average net assets of equity

--------------------------------------------------------------------------------


funds which averaged $23 billion for the first quarter of 1998 and had a period-end total of $26 billion at March 31, 1998, as well as a $5 billion increase in average net assets of institutional taxable money market funds. With the acquisition of Founders Asset Management, LLC., on April 1, 1998, proprietary equity mutual funds now total more than $31 billion.


----------------------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE                                                                       Quarter ended
                                                                                      --------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees                                                                   $111             $110               $98
Less:  Fees waived and fund expense reimbursements                                           11               10                11
----------------------------------------------------------------------------------------------------------------------------------
    Net managed mutual fund fees                                                           $100             $100               $87
----------------------------------------------------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
    Proprietary funds:
        Taxable money market funds:
          Institutions                                                                     $ 18             $ 19               $15
          Individuals                                                                         8                8                 9
        Equity funds                                                                         33               31                24
        Tax-exempt bond funds                                                                24               24                24
        Tax-exempt money market funds                                                         7                7                 7
        Fixed-income funds                                                                    7                7                 5
----------------------------------------------------------------------------------------------------------------------------------
             Total proprietary fund fees                                                     97               96                84
    Nonproprietary fund management fees                                                       3                4                 3
----------------------------------------------------------------------------------------------------------------------------------
             Net managed mutual fund fees                                                  $100             $100               $87
----------------------------------------------------------------------------------------------------------------------------------

Administration/custody/consulting fee revenue increased $84 million in the first quarter of 1998, compared with the first quarter of 1997, and included $55 million of benefits consulting fees and $23 million of institutional trust fees resulting from the Buck acquisition. Institutional trust fees increased $6 million, or 10%, compared with the prior-year period, excluding the Buck fees from the first quarter of 1998 and excluding the fees from the corporate trust business from the first quarter of 1997. The corporate trust business was sold in November 1997. Mutual fund administration/custody revenue increased $3 million, or 10%, in the first quarter of 1998, compared with the prior-year period. These increases resulted primarily from new business and higher transaction volumes.

The market value of assets under administration/custody, shown in the table on the following page, was $1,666 billion at March 31, 1998, an increase of $134 billion compared with $1,532 billion at December 31, 1997. This increase resulted from a general market increase and new business.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,         March 31,
(in billions)                                           1998             1997              1997             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust                                   $1,564 (a)       $1,440 (a)        $1,396 (a)       $1,213  (a)       $  976
Mutual fund                                               67               60                60               63                58
Private asset                                             35               32                32               30                27
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,666           $1,532            $1,488           $1,306            $1,061
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $317 billion of assets at March 31, 1998, $246 billion at December 31, 1997 and September 30, 1997, and $150 billion of assets at June 30, 1997, administered by CIBC Mellon Global Securities Services, a 50% owned joint venture.


Cash management and deposit transaction charges

The $5 million, or 8%, increase in cash management and deposit transaction charges in the first quarter of 1998, compared with the prior-year period, primarily resulted from higher volumes of business in customer receivables, payables and treasury management products.

Mortgage servicing fees

The $4 million, or 8%, increase in mortgage servicing fees in the first quarter of 1998, compared with the prior-year period, resulted from a higher level of mortgage servicing rights. At March 31, 1998, the Corporation's total servicing portfolio was $85 billion, composed of $68 billion of residential and $17 billion of commercial servicing. At March 31, 1997, the total servicing portfolio was $74 billion, composed of $64 billion of residential and $10 billion of commercial servicing.

Foreign currency and securities trading revenue

The $16 million, or 68%, increase in foreign currency and securities trading revenue in the first quarter of 1998, compared with the prior-year period, was attributable to higher foreign exchange fees earned as a result of higher levels of customer activity, primarily in the Corporation's global custody business, and market volatility.

Other fee revenue

Other fee revenue was $131 million in the first quarter of 1998, an increase of $17 million compared with the first quarter of 1997. This increase resulted, in part, from fees generated by Dreyfus Brokerage Services, Inc., as well as higher gains from the sale of equity securities and other assets and the realization of lease residuals.

First quarter 1998 compared with fourth quarter 1997

Excluding the $43 million gain on the sale of the corporate trust business in November 1997, fee revenue increased $34 million in the first quarter of 1998, compared with the fourth quarter of 1997. This increase primarily resulted from the seasonal fees from the electronic filing of income tax returns in the first quarter of 1998 totaling $23 million, as well as higher gains on the sale of assets and equity securities, partially offset by lower syndication fees. Fees from the electronic filing of income tax returns are expected to be materially lower in 1999, as a contract with a major income tax return preparer expires at the end of 1998. This service generated

--------------------------------------------------------------------------------


$26 million of the fee revenue in 1997. Fee revenue in the first quarter of 1998 compared with the fourth quarter of 1997 was also impacted by two fewer days in the first quarter of 1998 compared with the prior quarter. Many of the Corporation's fee based businesses earn and record revenue on a daily basis and therefore reported results are impacted by the number of days in the reporting periods.

OPERATING EXPENSE

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter ended
                                                                                    --------------------------------------------
                                                                                    MARCH 31,         Dec. 31,         March 31,
(dollar amounts in millions)                                                             1998             1997              1997
--------------------------------------------------------------------------------------------------------------------------------
Staff expense                                                                            $357             $354              $268
Net occupancy expense                                                                      56               64                52
Professional, legal and other purchased services                                           61               72                46
Business development                                                                       36               37                37
Equipment expense                                                                          39               65                36
Amortization of mortgage servicing assets
  and purchased credit card relationships                                                  45               33                28
Amortization of goodwill and other intangible assets                                       30               26                27
Communications expense                                                                     26               26                26
Other expense                                                                              47               45                45
--------------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-preferred securities
       expense and net revenue from acquired property                                     697              722               565
Trust-preferred securities expense                                                         20               19                20
Net revenue from acquired property                                                         (1)             (12)               (3)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                                             $716             $729              $582
--------------------------------------------------------------------------------------------------------------------------------
Average full-time equivalent staff                                                     27,900           27,500            25,200
--------------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                                                                       65%              67%               62%
Efficiency ratio excluding amortization of goodwill
  and other intangible assets                                                              62%              65%               59%
--------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense and net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sale of securities.

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $132 million, or 23%, in the first quarter of 1998 compared with the prior-year period, primarily resulting from the Buck, Dreyfus Brokerage Services, Inc., Mellon United National Bank and Mellon 1st Business Bank acquisitions, higher amortization of mortgage servicing assets and business growth. Excluding the effect of acquisitions and the increase in the amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 4%.

Staff expense increased $89 million compared with the first quarter of 1997, primarily from the above acquisitions as well as an increase in performance-based incentive expense and higher expense of temporary help and contract programmers.

Net occupancy expense increased $4 million compared with the first quarter of 1997, primarily from the impact of the acquisitions. Professional, legal and other purchased services increased $15 million compared with the first quarter of 1997. This increase primarily resulted from an increase in consulting expenses related to business growth and reengineering initiatives and from the acquisitions.

--------------------------------------------------------------------------------


The amortization of mortgage servicing assets and purchased credit card relationships increased $17 million compared with the first quarter of 1997, primarily resulting from an acceleration of amortization due to a higher level of mortgage prepayments, and a higher level of mortgage servicing rights (MSRs). Declines in interest rates can result in prepayments of the mortgage loans underlying MSRs, which can decrease future net servicing revenue. Decreases in expected future net servicing revenue can result in accelerated amortization and potential impairment of MSRs. The Corporation has entered into various off-balance-sheet instruments to manage the prepayment risk associated with its mortgage servicing portfolio. See pages 34 and 35 for a further discussion of the instruments.

First quarter 1998 compared with fourth quarter 1997

Operating expense before trust-preferred securities expense and net revenue from acquired property decreased $25 million in the first quarter of 1998, compared with the fourth quarter of 1997. This decrease primarily resulted from the one-time expense of upgrading computer hardware, write-downs related to the consolidation of branch and processing locations and higher consulting expenses in the fourth quarter of 1997, offset, in part, by an increase in the first quarter of 1998 in the amortization of mortgage servicing assets and the effect of acquisitions.

Year 2000 Project

In early 1996, the Corporation formed a Year 2000 project team to identify software systems and computer-related devices that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's business areas are in various stages of this project plan. The Corporation currently expects to complete programming changes and testing of internal mission critical computer systems by December 31, 1998.

The Corporation incurred expenses throughout 1996 and 1997 and in the first quarter of 1998 related to this project and will continue to incur expenses over the next 21 months. The Corporation currently estimates that the costs related to systems reprogramming and testing of the mainframe systems will be approximately $55 to $70 million and that system costs related to distributed processing will be approximately $15 to $25 million. Approximately 15% of these costs were incurred in 1996 and 1997 with approximately 50% expected to be incurred in 1998 and 35% in 1999. A significant portion of total year 2000 project expenses is represented by existing staff that has been redeployed to this project. Incremental expenses are not expected to materially impact operating results in any one period.

The Corporation could be negatively affected by the year 2000 date change to the extent that third parties have not successfully addressed the year 2000 issues. However, the Corporation has taken actions to reduce this exposure. Third parties have been identified and contacted to determine their year 2000 plans and target dates. This process is ongoing. The Corporation will monitor the progress of mission critical third parties and will implement contingency plans in the event that such third parties fail to achieve their plans. There can be no assurance that any contingency plans will fully mitigate the effects of any such failure.

The Year 2000 project costs referenced above and the date set forth above by which the Corporation expects to complete programming changes and testing of internal mission critical computer systems are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and convert all relevant computer codes, performance by third parties, unanticipated systems costs, the need to replace hardware and similar uncertainties.

INCOME TAXES
--------------------------------------------------------------------------------


The provision for income taxes totaled $117 million in the first quarter of 1998, compared with $108 million in the first quarter of 1997. The Corporation's effective tax rate for the first quarter of 1998 was 35.3%, compared with 36.3% for the first quarter of 1997. It is currently anticipated that the effective tax rate will remain at approximately 35.3% for the remainder of 1998.


ASSET/LIABILITY MANAGEMENT

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Quarter ended
                                                                                   ---------------------------------------------
                                                                                   MARCH 31,          Dec. 31,         March 31,
(average balances in millions)                                                          1998              1997              1997
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                            $  1,712          $  1,397          $  1,032
Trading account securities                                                               242               159               161
Securities                                                                             5,301             5,293             6,018
Loans                                                                                 29,389            28,476            27,404
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                  36,644            35,325            34,615
Noninterest-earning assets                                                            10,077             9,436             8,098
Reserve for credit losses                                                               (492)             (495)             (526)
---------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $46,229           $44,266           $42,187
--------------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                           $37,299           $35,729           $33,758
Wholesale and purchased funds                                                          8,930             8,537             8,429
--------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                 $46,229           $44,266           $42,187
--------------------------------------------------------------------------------------------------------------------------------


The increase in the Corporation's average interest-earning assets in the first quarter of 1998, compared with the first quarter of 1997, reflects a $1,985 million increase in average loans and a $680 million increase in average money market investments, partially offset by a $717 million decrease in average securities. Excluding the effect of acquisitions, average loans in the first quarter of 1998 grew by approximately $1.1 billion, compared with the prior-year period, primarily in the residential mortgage warehouse portfolio and wholesale lending. The decrease in average securities reflects a change in the mix of securities, reducing the need to hold short-term agency securities for pledging purposes.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, and trust-preferred securities. Core funds primarily support core assets, which consist of loans, net of the reserve and noninterest-earning assets. Average core assets increased $3,998 million in the first quarter of 1998 from the prior-year period, reflecting higher loan levels and a higher level of noninterest-earning assets. The increase in noninterest-earning assets includes a higher level of goodwill resulting from the Mellon United National Bank, Buck, Dreyfus Brokerage Services, Inc., and Mellon 1st Business Bank acquisitions and a higher level of cash and due from banks, receivables, and mortgage servicing assets. Average core funds increased $3,541 million in the first quarter of 1998 from the prior-year period, primarily reflecting higher levels of deposits due, in part, to the acquisitions. Core funds averaged 96% of core assets in the first quarter of 1998, compared with 95% in the fourth quarter of 1997 and 97% in the first quarter of 1997.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, U.S. Treasury tax and loan demand notes, other time

--------------------------------------------------------------------------------


deposits, short-term bank notes, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $501 million compared with the prior-year period, primarily reflecting an increase in federal funds purchased and securities under repurchase agreements, and short-term bank notes. As a percentage of total average assets, average wholesale and purchased funds was 19% in the first quarter of 1998 and the fourth quarter of 1997, compared with 20% in the first quarter of 1997.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------


The loan portfolio increased $2,818 million at March 31, 1998, compared with March 31, 1997, reflecting the Mellon 1st Business Bank and Mellon United National Bank acquisitions as well as increases in consumer mortgages, other consumer credit, wholesale lending and business banking. Partially offsetting these increases was a lower level of credit card loans due, in part, to the transfer of an additional $231 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio in the fourth quarter of 1997. At March 31, 1998, the composition of the loan portfolio was 57% commercial and 43% consumer.


--------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31,       Dec. 31,         Sept. 30,         June 30,         March 31,
(in millions)                                           1998           1997              1997             1997              1997
--------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial                          $11,158        $10,826           $10,259          $10,796           $10,518
   Commercial real estate                              1,999          1,509             1,599            1,671             1,598
   Consumer credit:
     Consumer mortgage                                 8,689          8,505             8,318            7,870             7,672
     Credit card                                         862            931             1,104            1,161             1,197
     Other consumer credit                             3,396          3,166             2,785            2,590             2,756
--------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                        12,947         12,602            12,207           11,621            11,625
   Lease finance assets                                2,578          2,639             2,502            2,512             2,477
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                         28,682         27,576            26,567           26,600            26,218
INTERNATIONAL LOANS                                    1,661          1,566             1,712            1,544             1,307
--------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount       $30,343        $29,142           $28,279          $28,144           $27,525
--------------------------------------------------------------------------------------------------------------------------------


Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $640 million, or 6%, at March 31, 1998, compared to March 31, 1997, primarily as a result of an increase in business banking as well as the Mellon 1st Business Bank and Mellon United National Bank acquisitions and wholesale lending. Commercial and financial loans represented 37% of the total loan portfolio at March 31, 1998, and 38% at March 31, 1997. Nonperforming domestic commercial and financial loans were .17% of total domestic commercial and financial loans at March 31, 1998 and March 31, 1997. This ratio has been less than 1% for 20 consecutive quarters.

Commercial real estate

The Corporation's $1,999 million domestic commercial real estate loan portfolio consists of $1,278 million of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are $721 million of owner-occupied and other loans. Owner-occupied and other loans are loans that are secured by real estate, however, the commercial property is not being relied upon as the primary source of repayment.

--------------------------------------------------------------------------------


Domestic commercial real estate loans increased by $401 million, or 25%, at March 31, 1998, compared with March 31, 1997. The increase resulted from the Mellon United National Bank and Mellon 1st Business Bank acquisitions, partially offset by net paydowns. Domestic commercial real estate loans were 7% of total loans at March 31, 1998, up from 6% a year earlier. Nonperforming commercial real estate loans were 2.67% of total domestic commercial real estate loans at March 31, 1998, compared with .87% at March 31, 1997. This increase was primarily due to the addition of one loan to nonperforming status in the fourth quarter of 1997.


------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS                                 Percent of
                                                                 March 31,           total loans
(in millions)                                                         1998           outstanding
------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans                          $1,278                    4%
Owner-occupied and other loans                                         721                    3
------------------------------------------------------------------------------------------------
         Total                                                      $1,999                    7%
------------------------------------------------------------------------------------------------


Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one- to four-family residential mortgages, fixed-term home equity loans and home equity revolving credit line loans. At March 31, 1998, this portfolio totaled $8,689 million, a $1,017 million, or 13%, increase from March 31, 1997. This increase resulted from an increase in the one- to four-family residential mortgage warehouse portfolio.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans totaled $3.6 billion at March 31, 1998, virtually unchanged from March 31, 1997, as new loan originations were offset by paydowns and sales.

Loans secured by one- to four-family residential mortgages increased approximately $940 million to $2.7 billion at March 31, 1998. This increase primarily resulted from an increase in the loans held in the residential warehouse portfolio. Fixed-term home equity loans were $1.7 billion at March 31, 1998, virtually unchanged from March 31, 1997. Home equity revolving credit line loans were $.7 billion at March 31, 1998, compared with $.6 billion at March 31, 1997. Nonperforming consumer mortgages were .65% and .68% of total consumer mortgages at March 31, 1998, and March 31, 1997, respectively.

Credit card

At March 31, 1998, credit card loans totaled $862 million, a $335 million, or 28%, decrease from March 31, 1997. Credit card loans represented 3% of total loans at March 31, 1998, compared with 4% a year earlier. This decrease primarily resulted from the transfer of $231 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio in the fourth quarter of 1997 and from credit losses. Credit card loans are charged off after becoming 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was .88% at March 31, 1998, compared with .84% at December 31, 1997, and 2.25% at March 31, 1997. The past-due ratios at March 31, 1998, and December 31, 1997, reflect the transfer of CornerStone(sm) loans to an accelerated resolution portfolio. The CornerStone(sm) credit card portfolio was 31% of total credit cards at March 31, 1998, compared with 48% at March 31, 1997. The CornerStone(sm) credit card product has historically experienced a higher past-due ratio and a higher level of credit losses than the Corporation's other credit card loans.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $3,396 million at March 31, 1998, an increase of $640 million, or 23%, from March 31, 1997. The increase was primarily due to a higher level of margin loans following the November 1997 acquisition of Dreyfus Brokerage Services, Inc., as well as a higher level of automobile loans related to the February 1998 acquisition of Mellon 1st Business Bank. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans comprised approximately 51% of this portfolio at March 31, 1998.

Lease finance assets

Lease finance assets totaled $2,578 million at March 31, 1998, an increase of $101 million, or 4%, compared with March 31, 1997. Lease finance assets represented 8% of the total loan portfolio at March 31, 1998, compared with 9% at March 31, 1997. Nonperforming leases were .40% of total leases at March 31, 1998, compared with .27% at March 31, 1997.

International loans

Loans to international borrowers totaled $1,661 million at March 31, 1998, up 27% from $1,307 million at March 31, 1997, primarily due to increased activity with large corporate customers and foreign banks. There were no nonperforming international loans at March 31, 1998.

Assets held for accelerated resolution

In December 1997, the Corporation transferred $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. In connection with this transfer, the Corporation evaluated the carrying value of these loans and recorded a credit loss of $65 million to reflect an estimated net realizable value of $166 million. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of the portfolio. The net carrying value of the accelerated resolution portfolio was $130 million at March 31, 1998, compared with $157 million at December 31, 1997. This portfolio is in other assets on the Corporation's balance sheet.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK

----------------------------------------------------------------------------------------------------
                                                        MARCH 31,         Dec. 31,         March 31,
(in millions)                                                1998             1997              1997
----------------------------------------------------------------------------------------------------
Commitments to extend credit                              $32,064 (a)      $30,964           $27,628
Standby letters of credit and foreign guarantees            3,962 (b)        3,897             3,793
Commercial letters of credit                                  180              105                70
Residential mortgage loans serviced with recourse             104              112               116
Custodian securities lent with indemnification
  against broker default of return of securities           27,397           29,830            26,380
----------------------------------------------------------------------------------------------------

(a) Approximately 29% of these commitments are scheduled to expire within one year, and approximately 85% are scheduled to expire within five years.

(b)  Net of participations and cash collateral totaling $315 million.

CAPITAL
--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA
(dollar amounts in millions,                                 MARCH 31,         Dec. 31,         March 31,
 except per share amounts)                                        1998             1997              1997
---------------------------------------------------------------------------------------------------------
Common shareholders' equity                                  $  4,086          $  3,652          $  3,503
Common shareholders' equity to assets ratio                      8.62%             8.13%             8.33%

Tangible common shareholders' equity                         $  2,168          $  2,227          $  2,289
Tangible common shareholders' equity to assets ratio (a)         4.76%             5.12%             5.60%

Total shareholders' equity                                   $  4,086          $  3,845          $  3,696
Total shareholders' equity to assets ratio                       8.62%             8.56%             8.79%

Tier I capital ratio                                             6.80              7.77              8.74
Total (Tier I plus Tier II) capital ratio                       11.28             12.73             13.65
Leverage capital ratio                                           7.04              8.02              8.75

Book value per common share                                  $  15.70          $  14.39          $  13.60
Tangible book value per common share                         $   8.33          $   8.77          $   8.88

Closing common stock price                                   $  63.50          $  60.63          $  36.38
Market capitalization                                        $ 16,523          $ 15,386          $  9,372
Common shares outstanding (000)                               260,210           253,786           257,662
---------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

The increase in shareholders' equity at March 31, 1998, compared with March 31, 1997, primarily reflects earnings retention. The increase in shareholders' equity at March 31, 1998, compared with December 31, 1997, also reflects the common shares issued in the Mellon United National Bank acquisition. During the first quarter of 1998, the Corporation issued approximately 5 million shares of common stock in connection with the Mellon United National Bank acquisition. These shares were repurchased in 1997. There were no common stock repurchases in the first quarter of 1998.

Also impacting total shareholders' equity was the February 1998 redemption of the $200 million Series K preferred stock. The quarter's net income applicable to common stock included an additional $7 million charge, or $.03 per share, for the issue costs recorded as preferred stock dividends in connection with the redemption of the Series K preferred stock.

The Corporation's average level of common stock and stock equivalents used for the computation of diluted earnings per common share in the first quarter of 1998 was approximately 263 million shares, virtually unchanged compared with the first quarter of 1997.

--------------------------------------------------------------------------------


COMMON SHARES OUTSTANDING

--------------------------------------------------------------------------------------------------------------
                                                                                FIRST QUARTER        Full Year
(in millions)                                                                            1998             1997
--------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                            253.8            257.3
Shares issued for stock-based benefit plans and dividend reinvestment plan                1.3              5.1
Shares issued for Mellon United National Bank acquisition                                 5.1                -
Shares issued for Buck acquisition                                                          -              3.5
Shares repurchased                                                                          -            (12.1) (a)
--------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                        260.2            253.8
--------------------------------------------------------------------------------------------------------------

(a) Purchase price of $534 million for an average share price of $44.01 per share.

On April 21, 1998, the Corporation's shareholders approved an amendment to the Corporation's Restated Articles of Incorporation to increase the authorized number of shares of common stock from 400 million to 800 million.

Regulatory capital

Tier I and Total capital are expressed as a percentage of risk-adjusted assets, which include various credit risk-weighted percentages of on-balance-sheet assets, as well as off-balance-sheet exposures. The Leverage capital ratio evaluates capital adequacy on the basis of the ratio of Tier I capital to quarterly average total assets as reported on the Corporation's regulatory financial statements, net of the loan loss reserve, goodwill and certain other intangibles. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at March 31, 1998. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

Effective January 1, 1998, the regulatory agencies began to incorporate market risk into the risk-based capital guidelines. Any bank or bank holding company whose trading activity is the lesser of: (1) 10% or more of its total assets, or
(2) $1 billion or greater, must measure its exposure to market risk using its own internal value-at-risk model and hold capital in support of that exposure. This requirement had minimal impact on the Corporation's risk-based capital ratios.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                MARCH 31,         Dec. 31,        March 31,
(dollar amounts in millions)                               1998             1997             1997
--------------------------------------------------------------------------------------------------
Tier I capital:
     Common shareholders' equity (a)                     $4,045          $ 3,619           $3,541
     Qualifying preferred stock                               -              193              193
     Trust-preferred securities (b)                         991              991              988
     Other items                                              5                4               (9)
     Goodwill and certain other intangibles              (1,913)          (1,366)          (1,132)
--------------------------------------------------------------------------------------------------
         Total Tier I capital                             3,128            3,441            3,581
Tier II capital                                           2,061            2,197            2,013
--------------------------------------------------------------------------------------------------
         Total qualifying capital                        $5,189           $5,638           $5,594
--------------------------------------------------------------------------------------------------
Risk-adjusted assets:
     On-balance-sheet                                   $31,572          $29,772          $27,666
     Off-balance-sheet                                   14,428           14,515           13,325
--------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                     $46,000          $44,287          $40,991
Average assets-leverage capital basis                   $44,404          $42,926          $40,944
Tier I capital ratio (c)                                   6.80%            7.77%            8.74%
Total capital ratio (c)                                   11.28            12.73            13.65
Leverage capital ratio (c)                                 7.04             8.02             8.75
--------------------------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $41 million of unrealized gains, $33 million of unrealized gains and $38 million of unrealized losses, net of tax, on assets classified as available for sale at March 31, 1998, December 31, 1997 and March 31, 1997, respectively, have been excluded.
(b) The amount of trust-preferred securities that qualifies as Tier I capital is subject to the same regulatory limit of 25% of total Tier I capital that is applied to cumulative perpetual preferred stocks.
(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

The decrease in the Corporation's regulatory capital ratios, compared with December 31, 1997 and March 31, 1997, reflects a higher level of risk-adjusted assets, and goodwill and other intangibles resulting from acquisitions as well as the effect of the preferred stock redemption.

When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing assets and purchased credit card relationships.

Goodwill and other intangibles

------------------------------------------------------------------------
                            MARCH 31,         Dec. 31,         March 31,
(in millions)                    1998             1997              1997
------------------------------------------------------------------------
Goodwill                       $1,805           $1,341            $1,097
------------------------------------------------------------------------

--------------------------------------------------------------------------------


The $708 million increase in goodwill at March 31, 1998, compared with March 31, 1997, resulted from an approximately $790 million increase related to the Mellon United National Bank, Mellon 1st Business Bank, Buck and Dreyfus Brokerage Services, Inc. acquisitions, partially offset by amortization. Including the goodwill from the Founders Asset Management, LLC. acquisition discussed below, the amortization of goodwill for the remaining nine months of 1998 will be approximately $82 million. Based upon the current level and amortization schedule and including the Founders Asset Management, LLC. acquisition, the annual amortization of goodwill for the years 1999 through 2003 is expected to be approximately $109 million, $109 million, $106 million, $104 million and $104 million, respectively. The after-tax impact of the annual amortization of goodwill for the years 1999 through 2003 is expected to be approximately $95 million, $94 million, $92 million, $90 million and $89 million, respectively. The level of goodwill will increase by approximately $270 million due to the Founders Asset Management, LLC. acquisition in April 1998.


-------------------------------------------------------------------------------
                                             MARCH 31,    Dec. 31,    March 31,
(in millions)                                     1998        1997         1997
-------------------------------------------------------------------------------
Purchased core deposit intangibles                 $95         $65         $ 82
Covenants not to compete                             -           -            2
Other identified intangibles                        18          19           33
-------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles           $113         $84         $117
-------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from March 31, 1997, resulted from amortization and the sale of 50% of the R-M Trust Company, primarily offset by purchased core deposit intangibles related to the Mellon 1st Business Bank and Mellon United National Bank acquisitions. The amortization of purchased core deposits and other identified intangibles for the remaining nine months of 1998 will be approximately $20 million. The annual amortization of purchased core deposit and other identified intangibles for the full years 1999 through 2003 is expected to be approximately $27 million, $15 million, $9 million, $7 million and $4 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1999 through 2003 is anticipated to be approximately $17 million, $10 million, $6 million, $5 million and $3 million, respectively.

Mortgage servicing assets and purchased credit card relationships


-------------------------------------------------------------------------------
                                              MARCH 31,    Dec. 31,   March 31,
(in millions)                                      1998        1997        1997
-------------------------------------------------------------------------------
Mortgage servicing assets                        $1,108      $1,052        $822
Purchased credit card relationships                  22          23          27
-------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships       $1,130      $1,075        $849
-------------------------------------------------------------------------------


The Corporation capitalized $86 million and $96 million in the first quarters of 1998 and 1997, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $44 million and $27 million in the first quarters of 1998 and 1997, respectively. The estimated fair value of capitalized mortgage servicing assets was $1,159 million at March 31, 1998.

LIQUIDITY AND DIVIDENDS
--------------------------------------------------------------------------------


The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement, with approximately two and one-half years remaining until maturity, and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $338 million during the first quarter of 1998 to $3,312 million at March 31, 1998. The decrease reflected $673 million of net cash used in investing activities and $12 million of net cash used in operating activities, primarily offset by $334 million of net cash provided by financing activities. Net cash used in investing activities primarily reflected loan growth, the banking acquisitions and an increase in mortgage servicing assets, partially offset by a loan securitization. Net cash provided by financing activities primarily reflected an increase in long-term borrowings, partially offset by the redemption of the Series K preferred stock.

In February 1998, the Corporation issued $350 million of subordinated debentures at an interest rate of 6.375%, maturing in 2010, and $200 million of senior notes at an interest rate of 6%, maturing in 2004. Prior to issuance, the Corporation hedged the cost of the $350 million of subordinated debentures with interest rate swaps that were terminated upon issuance of the debt. The effective interest rate on the $350 million of subordinated debentures, including the effect of the interest rate swaps, is 6.72%. The proceeds from both issuances were used for general corporate purposes.

Contractual maturities of the Corporation's long-term debt totaled $117 million during the first quarter of 1998 and included $12 million of Parent Company term debt. The remaining $105 million consisted primarily of medium term bank notes. At March 31, 1998, the Corporation's and Mellon Bank, N.A.'s senior debt were rated "A2" and "A1," respectively, by Moody's and "A" and "A+," respectively, by Standard & Poor's. In April 1998, Standard's & Poor's placed the Corporation on credit watch with positive implications.

On February 17, 1998, the Corporation redeemed the $200 million, 8.20% Series K preferred stock at a redemption price of $25 per share plus accrued dividends.

The Corporation paid $84 million in common stock dividends in the first quarter of 1998, compared with $77 million in the prior-year period. The common dividend payout ratio was 41% in the first quarter of 1998, compared with 43% in the first quarter of 1997. On a tangible earnings per common share basis, the common dividend payout ratio was 36% in the first quarter of 1998 and 38% in the first quarter of 1997. In addition, the Corporation paid $2 million in preferred stock dividends during the first quarter of 1998 and recorded approximately $7 million of issue costs as preferred stock dividends in connection with the redemption of the Series K preferred stock. Based upon shares outstanding at March 31, 1998, and the new quarterly common dividend rate of $.36 per share, announced on April 21, 1998, the annualized common stock dividend requirement is expected to be approximately $375 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 22 in the Corporation's 1997 Annual

--------------------------------------------------------------------------------


Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 1998, of approximately $640 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 1998, and the date of any such dividend declaration. The bank subsidiaries declared dividends to the parent Corporation of $100 million in the first quarter of 1998, $450 million in 1997 and $400 million in 1996. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $31 million in the first quarter of 1998, $34 million in 1997 and $21 million in 1996. In addition, The Boston Company returned $100 million of capital to the parent Corporation in 1997.


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

Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers will migrate from lower-interest deposit products to higher-interest products. Also, customers may choose to refinance fixed rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial options may cause actual results to significantly differ from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 52 of the 1997 Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 or 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on common shareholders' equity. This analysis was done using the levels of all interest-earning assets and off-balance-sheet instruments used for interest rate risk management at March 31, 1998, assuming that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the March 31, 1998, levels and remaining at those levels thereafter. This analysis excludes the effect that rate movements can have on the value of mortgage servicing rights, discussed on pages 34 and 35.

--------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                   Movements in interest rates from March 31, 1998, rates
-----------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                                  Increase                           Decrease
                                                            ----------------------------------------------------------------
  compared with March 31, 1998:                             +50bp       +100bp       +200bp      -50bp     -100bp       -200bp
                                                            -------------------------------      -----------------------------
  Net interest revenue increase (decrease)                    .2%          .4%          .3%      (.3)%      (.6)%       (1.5)%
  Earnings per share increase (decrease)                     $.01         $.01         $.01     $(.01)     $(.02)       $(.05)
  Return on common equity increase (decrease)                   5 bp         8 bp         6 bp     (6) bp    (15) bp      (35) bp
-----------------------------------------------------------------------------------------------------------------------------


Managing interest rate risk with off-balance-sheet instruments

The Corporation uses interest rate swaps, including index amortizing swaps and callable swaps, in managing its overall interest rate exposure. By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps, caps and floors, financial futures and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. Their usage for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity.

Interest rate swaps involve the exchange of fixed and variable interest payments based upon a contractual notional amount. In an index amortizing swap, the notional amount will vary based upon an underlying index. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly. Callable swaps are generic swaps with a call option at the option of the counterparty. Callable swaps' notional amounts are not based on interest rate indices, but call options will be exercised or not exercised on the basis of market interest rates. The callable swaps entered into by the Corporation are subject to call options in August 1998, November 1998 and February 1999, at the option of the counterparty. If after a specified time period the call options are not exercised, the swaps will remain outstanding until their contractual maturity date. The use of financial futures and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the board of directors and the Finance Committee. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 24 in the Corporation's 1997 Annual Report to Shareholders.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                         March 31,
(notional amounts in millions)                 1998         1999         2000         2001          2002        2003+         1998
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount               $      22       $      --       $ --       $   --       $    --       $   700       $     722
    Weighted average rate:
      Receive                          4.88%             --         --           --            --          6.62%           6.57%
      Pay                              4.88%             --         --           --            --          5.70%           5.67%

Receive fixed/pay floating
 indexed amortizing swaps:
    Notional value                $     893       $   1,537       $121       $   99       $   209       $    --       $   2,859
    Weighted average rate:
      Receive                          6.01%           5.73%      7.14%        7.15%         7.14%           --            6.03%
      Pay                              5.82%           5.82%      5.85%        5.85%         5.85%           --            5.82%

Receive fixed/pay floating
 callable swaps: (b)
    Notional value                $     650       $     400       $ --       $   --       $    --       $    --       $   1,050
    Weighted average rate:
      Receive                          6.90%           6.86%        --           --            --            --            6.88%
      Pay                              5.82%           5.82%        --           --            --            --            5.82%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount               $     236       $     220       $ --       $   --       $     5       $    10       $     471
    Weighted average rate:
      Receive                          5.47%           5.71%        --           --          5.81%         5.67%           5.59%
      Pay                              5.79%           6.18%        --           --          6.59%         6.64%           6.00%

Other products (c)                $      --       $      --       $ 28       $   --       $    --       $    --       $      28
----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount      $   1,801       $   2,157       $149       $   99       $   214       $   710       $   5,130
----------------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based upon interest rate indices.
(b) Expected maturity dates, based upon interest rates at March 31, 1998, are shown in this table.
(c)  Average rates are not meaningful for these products.


The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $5.1 billion at March 31, 1998, a decrease of $.4 billion from $5.5 billion at December 31, 1997. This gross notional amount, which is presented in the table above, should be viewed in the context of the Corporation's overall interest rate risk management activities to assess its impact on the net interest margin. These off-balance-sheet instruments were used to modify the Corporation's natural asset-sensitive position. The table on the following page presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest-rate-sensitive instruments.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                               MARCH 31,    Dec. 31,   March 31,
(in millions)                                       1998        1997        1997
--------------------------------------------------------------------------------
Instruments associated with deposits              $2,842      $3,143      $3,506
Instruments associated with other liabilities        705         705         421
Instruments associated with loans                  1,583       1,602       1,670
--------------------------------------------------------------------------------
     Total notional amount                        $5,130      $5,450      $5,597
--------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet products to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $6 million in both the first quarter of 1998 and the first quarter of 1997.

During the first quarter of 1998, the Corporation terminated interest rate swap contracts that were used to lock in the cost of the $350 million of subordinated debt issued in February 1998. These terminations resulted in a deferred loss of $6 million. This unamortized deferred loss combined with net unaccreted deferred gains of $12 million resulting from prior terminations resulted in a net unaccreted deferred gain of approximately $6 million, carried as other liabilities, at March 31, 1998. The Corporation accreted approximately $1 million of these net deferred gains into net interest revenue in both the first quarter of 1998 and 1997, respectively.

The Corporation also has entered into off-balance-sheet contracts to manage the prepayment risk associated with a portion of its mortgage servicing portfolio. Mortgage servicing rights (MSRs) are interest rate sensitive due to the mortgage borrower's option to prepay the mortgage loan. If mortgage interest rates decrease, borrowers may prepay mortgage loans. Since mortgage loans underlie MSRs, a decrease in interest rates and an actual (or probable) increase in mortgage prepayments shorten the expected life of the MSR and reduces its value. Conversely, an increase in interest rates and an actual (or probable) decrease in mortgage prepayments lengthen the expected life of the MSR and increases its value.

To mitigate the prepayment risk of decreasing long-term interest rates, higher than expected mortgage prepayments and a potential impairment to MSRs, the Corporation uses interest rate floor and interest rate swap contracts tied to yields on 10-year constant maturity Treasury notes. At March 31, 1998, the Corporation had approximately $6.6 billion of interest rate floor agreements outstanding and $2.1 billion of interest rate swap agreements outstanding. In addition, the Corporation had $434 million of principal only swaps outstanding at March 31, 1998. These instruments are collectively structured to gain value as interest rates decrease, therefore reducing the potential impairment of MSRs. Conversely, the value of these instruments will decrease as interest rates increase.

Realized gains/losses and cash settlements on these instruments are recorded as adjustments to the carrying value of the MSRs. At March 31, 1998, the Corporation had unrecognized gains of approximately $6 million on terminations of hedges on MSRs. These instruments do not entirely eliminate risk. Mortgage prepayment rates may not occur as expected. The following table presents the gross notional amounts of off-balance-sheet instruments used to manage prepayment risk associated with MSRs.

--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO
MANAGE PREPAYMENT RISK OF MSRS                                                                                           Total at
                                                                                                                         March 31
(dollar amounts in millions)                             1998         1999       2000       2001       2002      2003+       1998
---------------------------------------------------------------------------------------------------------------------------------
Interest rate floors (notional)                          $  -      $     -    $     -    $     -     $1,850     $4,750     $6,600
   Weighted average strike rates                            -            -          -          -       5.67%      5.28%      5.39%
   Fair value                                                                                                                  69

Receive fixed/pay floating interest
  rate swaps (notional)                                  $250      $     -    $     -    $     -     $    -     $1,800     $2,050
   Weighted average rates:
     Receive                                             6.36%           -          -          -          -       6.08%      6.11%
     Pay                                                 5.66%           -          -          -          -       5.66%      5.66%
   Fair value                                                                                                                   -

Principal only swaps (notional) (a)                      $434      $     -    $     -    $     -     $    -     $    -     $  434
   Fair value                                                                                                                  13

   Total notional amount                                 $684      $     -    $     -    $     -     $1,850     $6,550     $9,084
---------------------------------------------------------------------------------------------------------------------------------

(a) Shown as maturing in 1998 because the swaps can be canceled at the Corporation's discretion. Contractual maturity is $72 million in 1998, $110 million in 2002 and $252 million in 2003.

In addition to the risk management instruments previously discussed, the Corporation has entered into contracts to hedge anticipated transactions. The Corporation has entered into $265 million of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized in the second quarter of 1998. There was an unrecognized loss of approximately $3 million related to these anticipated transactions at March 31, 1998.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at March 31, 1998, was a positive $106 million, compared to a positive $111 million at December 31, 1997. This decrease primarily resulted from a decrease in the fair value of interest rate and total return swaps offset by an increase in the fair value of MSR hedges resulting from a higher level of these hedges compared to December 31, 1997. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)
                                                                    MARCH 31,       Dec. 31,         March 31,
(notional amounts in millions)                                           1998            1997             1997
--------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments: (b)
     Interest rate swaps                                               $5,102          $5,140           $5,462
     Options, caps and floors purchased (c)                                28              40               55
     Futures contracts                                                      -               -               80
Mortgage servicing rights risk management instruments:
     Interest rate floors                                               6,600           1,850                -
     Interest rate swaps                                                2,050           1,000                -
     Principal only swaps                                                 434             273                -
Other products:
     Total return swaps                                                  144              139               99
     Interest rate swaps and futures contracts
        hedging anticipated transactions                                  265             579                -
--------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $119 million at March 31, 1998, $114 million at December 31, 1997, and $8 million at March 31, 1997.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.
(c)  There were no options, caps or floors written.


Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps, interest rate caps and floors, and interest rate forward contracts to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the first quarter of 1998, the Corporation recorded $37 million of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $23 million in the first quarter of 1997. The total notional values of these contracts were $57 billion at March 31, 1998, $45 billion at December 31, 1997, and $40 billion at March 31, 1997, and are included in the off-balance-sheet instruments used for trading activities table on the following page.

The Corporation has established trading limits and related monitoring procedures to control trading risk. These limits are approved by the Office of The Chairman and reviewed by the Executive Committee of the board of directors. All limits are monitored for compliance by departmental compliance staff and by the Corporation's Internal Audit department. Exceptions to limits are reported to the Office of The Chairman and, in certain instances, to the Audit Committee of the board of directors.

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value at risk methodology to estimate the potential daily amount that could be lost. Value at risk measures the volatility of the value of equity, which is the present value of future expected cash flows of assets, liabilities and off-balance-sheet instruments. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market

--------------------------------------------------------------------------------


movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities, primarily related to foreign currency contracts, was approximately $2 million at March 31, 1998, compared with approximately $1 million at December 31, 1997.

Trading activities are generally limited to products and markets in which liquidity is sufficient to allow positions to be closed quickly and without adversely affecting market prices, which limits loss potential below that assumed for a full-day adverse movement. Loss potential is further constrained in that it is highly unusual for all trading areas to be exposed to maximum limits at the same time and extremely rare for significant adverse market movements to occur in all markets simultaneously. Stop loss guidance is used when a certain threshold of loss is sustained. If stop loss guidance amounts are approached, open positions are liquidated to avoid further risk to earnings. The use of both stop loss guidance and position limits reduces the likelihood that potential trading losses would reach imprudent levels in relation to earnings capability.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)

--------------------------------------------------------------------------------------------------
                                                        MARCH 31,       Dec. 31,         March 31,
(notional amounts in millions)                               1998           1997              1997
--------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                              $18,553        $14,808           $13,303
     Commitments to sell                                   18,702         14,882            13,385
Foreign currency and other option contracts purchased         767            796               863
Foreign currency and other option contracts written           734            789               779
Interest rate agreements: (b)
     Interest rate swaps                                    7,483          5,077             6,338
     Options, caps and floors written                         605            567             2,168
     Options, caps and floors purchased                       812            403             2,006
     Futures and forward contracts                          9,349          7,985             1,521
--------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $520 million at March 31, 1998, $533 million at December 31, 1997, and $487 million at March 31, 1997.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.


NONPERFORMING ASSETS

--------------------------------------------------------------------------------------------------------------------------------
                                                                MARCH 31,       Dec. 31,    Sept. 30,      June 30,    March 31,
(dollar amounts in millions)                                         1998           1997         1997          1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                  $142           $133         $104         $  90        $  95
Acquired property, net of the OREO reserve                             49             48           71            72           75
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $191           $181         $175          $162         $170
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                    .47%           .46%         .37%          .32%         .35%
Total nonperforming assets as a percentage of
  total loans and net acquired property                               .63%           .62%         .62%          .57%         .62%
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming loans include both nonaccrual and "troubled debt" restructured loans. Past-due commercial loans are those that are contractually past due 90 days or more but are not on nonaccrual status because they are well secured and in the process of collection. Past-due consumer loans, excluding consumer mortgages, are generally not classified as nonaccrual but are charged off on a formula basis upon reaching various stages of delinquency. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1997 Annual Report to Shareholders.

At March 31, 1998, nonperforming assets totaled $191 million, an increase of $10 million from December 31, 1997. This increase resulted primarily from the reclassification of $10 million of commercial real estate loans to nonperforming loans and $2 million to real estate acquired from segregated assets following the expiration of the loss-sharing arrangement with the FDIC on January 1, 1998. In addition, the acquisitions of Mellon United National Bank and Mellon 1st Business Bank added $6 million to nonperforming loans. Nonperforming assets increased $21 million compared with March 31, 1997, primarily resulting from the same factors responsible for the increase from December 31, 1997, as well as the addition of a commercial real estate loan to nonperforming status, partially offset by a lower level of OREO, due to dispositions. The ratio of nonperforming assets to total loans and net acquired property was .63% at March 31, 1998, compared with .62% at December 31, 1997 and March 31, 1997. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for 15 consecutive quarters.


--------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                         MARCH 31,        Dec. 31,      Sept. 30,       June 30,       March 31,
(dollar amounts in millions)                      1998            1997           1997           1997            1997
--------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                       $  19           $  17          $  20          $  11           $  18
  Commercial real estate                            53              49             14              9              14
  Consumer credit:
     Consumer mortgage                              56              52             52             54              52
     Other consumer credit                           3               5              5              5               5
  Lease finance assets                              11              10             11              9               6
--------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                    142             133            102             88              95
Restructured loans                                   -               -              2              2               -
--------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)             142             133            104             90              95
--------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                              53              52             76             77              80
  Reserve for real estate acquired                  (9)             (9)            (9)            (9)             (9)
---------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                   44              43             67             68              71
  Other assets acquired                              5               5              4              4               4
--------------------------------------------------------------------------------------------------------------------
         Total acquired property                    49              48             71             72              75
--------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets               $191            $181           $175           $162            $170
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Domestic commercial and financial loans       .17%            .16%           .22%           .12%            .17%
     Domestic commercial real estate loans        2.67            3.25            .90            .55             .87
     Domestic consumer mortgage loans              .65             .62            .62            .68             .68
     Domestic lease finance assets                 .40             .38            .43            .37             .27
     Total loans                                   .47             .46            .37            .32             .35
Nonperforming assets as a percentage of
  total loans and net acquired property            .63             .62            .62            .57             .62
--------------------------------------------------------------------------------------------------------------------

(a) Includes $42 million, $44 million, $23 million, $10 million and $17 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED MARCH 31
                                                              Domestic
                                  ---------------------------------------------------------------
                                                                                            Lease                  Total
                                   Commercial       Commercial           Consumer         Finance            -----------------
(in millions)                     & Financial      Real Estate            Credit           Assets            1998         1997
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $17             $ 49               $57             $ 10            $133          $94
  Acquired from Mellon United National
    Bank and Mellon 1st Business Bank       1                5                 -                -               6            -
  Reclassification from segregated assets   -               10                 -                -              10            -
  Additions                                 6                2                 8                4              20           66
  Payments (a)                             (2)              (7)               (4)              (1)            (14)         (46)
  Return to accrual status                  -               (1)               (1)               -              (2)          (7)
  Credit losses                            (3)              (5)                -               (2)            (10)         (10)
  Transfers to acquired property            -                -                (1)               -              (1)          (2)
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at March 31           $19              $53               $59              $11            $142          $95
------------------------------------------------------------------------------------------------------------------------------

(a)  Includes interest applied to principal and sales.


-----------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA                                              March 31,
(dollar amounts in millions)                                             1998              1997
-----------------------------------------------------------------------------------------------
Book balance                                                             $142             $  95
Contractual balance                                                       208               111
Book balance as a percentage of contractual balance                        68%                86%
Year-to-date interest receipts applied to reduce principal               $  2             $   -
Year-to-date interest receipts recognized in interest revenue               1                 3
-----------------------------------------------------------------------------------------------

A loan is considered impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation's 1997 Annual Report to Shareholders.


--------------------------------------------------------------------------------
IMPAIRED LOANS                                            Quarter ended
                                                            March 31,
(dollar amounts in millions)                           1998           1997
--------------------------------------------------------------------------------
Impaired loans - period-end (a)                         $87            $50
Average impaired loans                                   91             68
Interest revenue recognized on impaired loans (b)         1              2
--------------------------------------------------------------------------------
(a) Includes $48 million and $4 million of impaired loans with a related impairment reserve of $9 million and $1 million at March 31, 1998, and March 31, 1997, respectively.
(b) All income was recognized using the cash basis method of income recognition.

Acquired property, net of the OREO reserve, totaled $49 million at March 31, 1998, $48 million at December 31, 1997, and $75 million at March 31, 1997.

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                  Quarter ended
                                                               March 31,
 (in millions)                                           1998              1997
-------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve      $43               $76
Reclassification from segregated assets                     2                 -
Foreclosures                                                2                 3
Sales                                                      (4)               (8)
Write-downs, losses, OREO provision and other               1                 -
-------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve             44                71
Other acquired assets                                       5                 4
-------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve     $49               $75
-------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)    Quarter ended
                                                               March 31,
(in millions)                                            1998              1997
--------------------------------------------------------------------------------
Beginning balance                                          $9               $10
Write-downs on real estate acquired                         -                 -
Provision                                                   -                (1)
--------------------------------------------------------------------------------
Ending balance                                             $9               $ 9
--------------------------------------------------------------------------------

The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.


----------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                          MARCH 31,       Dec. 31,      Sept. 30,        June 30,      March 31,
(dollar amounts in millions)                 1998           1997           1997            1997           1997
----------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                 $  45          $  38          $  32            $ 38          $  37
     Ratio                                    .52%           .44%           .38%            .48%           .48%
   Credit card (a)                              8              8             24              24             27
     Ratio                                    .88%           .84%          2.19%           2.04%          2.25%
   Student - government guaranteed             43             44             42              38             40
     Ratio                                   2.50%          2.69%          2.55%           2.46%          2.52%
   Other consumer                               1              1              1               2              1
     Ratio                                    .07%           .09%           .13%            .15%           .13%
----------------------------------------------------------------------------------------------------------------
        Total consumer                         97             91             99             102            105
          Ratio                               .75%           .72%           .81%            .88%           .91%
----------------------------------------------------------------------------------------------------------------
Commercial (b)                                 11             13             17               9             12
--------------------------------------------------------------------------------------------------------------
        Total past-due loans                 $108           $104           $116            $111           $117
--------------------------------------------------------------------------------------------------------------

(a) Excludes past-due CornerStone(sm) credit card loans included in the accelerated resolution portfolio.
(b)  Includes lease finance assets.

Note: Ratios are loans 90 days or more past-due as a percentage of quarter-end loan balances.

CONSOLIDATED BALANCE SHEET

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          MARCH 31,        Dec. 31,    March 31,
                (dollar amounts in millions)                                                   1998            1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                                    $  3,312        $  3,650     $  2,915
                Interest-bearing deposits with banks                                            620             553          614
                Federal funds sold and securities under resale agreements                       549             383          197
                Other money market investments                                                   94              72           48
                Trading account securities                                                      140              75          110
                Securities available for sale                                                 3,547           2,767        3,376
                Investment securities (approximate fair value
                  of $2,022, $2,118 and $2,274)                                               1,987           2,082        2,306
                Loans, net of unearned discount of $64, $48 and $50                          30,343          29,142       27,525
                Reserve for credit losses                                                      (496)           (475)        (518)
                                                                                           ---------       ---------   ----------
                       Net loans                                                             29,847          28,667       27,007
                Customers' acceptance liability                                                  84             182          265
                Premises and equipment                                                          557             573          572
                Goodwill and other intangibles                                                1,918           1,425        1,214
                Mortgage servicing assets and purchased
                  credit card relationships                                                   1,130           1,075          849
                Acquired property, net of reserves of $9, $9 and $9                              49              48           75
                Other assets                                                                  3,580           3,340        2,520
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                                         $47,414         $44,892      $42,068
                ----------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices                           $  9,505        $  7,975     $  8,371
                Interest-bearing deposits in domestic offices                                20,956          19,954       18,887
                Interest-bearing deposits in foreign offices                                  2,635           3,376        2,678
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                                        33,096          31,305       29,936
                Federal funds purchased and securities under
                  repurchase agreements                                                       2,295           1,997        1,368
                U.S. Treasury tax and loan demand notes                                         472             447          730
                Term federal funds purchased                                                    409             625          580
                Short-term bank notes                                                           300             330           35
                Commercial paper                                                                259              67           50
                Other funds borrowed                                                            319             278          367
                Acceptances outstanding                                                          84             182          265
                Other liabilities                                                             2,100           2,252        1,539
                Notes and debentures (with original maturities over one year)                 3,003           2,573        2,512
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                                     42,337          40,056       37,382
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests
preferred         in Corporation's junior subordinated
securities        deferrable interest debentures                                                991             991          990
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                                   -             193          193
equity          Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 400,000,000 shares
                    Issued - 294,330,960 (a); 294,330,960 (a); and 147,165,480 shares           147             147           74
                Additional paid-in capital                                                    1,855           1,818        1,875
                Retained earnings                                                             3,003           2,884        2,576
                Accumulated unrealized gains (losses), net of tax                                30              21          (45)
                Treasury stock of 34,120,588 (a); 40,545,114 (a); and
                  18,334,060 shares, at cost                                                   (949)         (1,218)        (977)
                -----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                                      4,086           3,652        3,503
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                                             4,086           3,845        3,696
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities
                         and shareholders' equity                                           $47,414         $44,892      $42,068
                ----------------------------------------------------------------------------------------------------------------

(a) Reflects the two-for-one stock split distributed on June 2, 1997. See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,    Dec. 31,  Sept. 30,    June 30,   March 31,
(in millions, except per share amounts)                                      1998        1997       1997        1997        1997
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                   of $17, $23, $22, $19 and $17)                            $577        $577       $567        $571        $553
                  Interest-bearing deposits with banks                          9           6          6           7           7
                  Federal funds sold and securities under
                   resale agreements                                           13          10          9           6           5
                  Other money market investments                                1           2          2           1           1
                  Trading account securities                                    4           2          2           3           2
                  Securities                                                   90          88         94          96          99
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  694         685        680         684         667
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                197         192        190         186         181
                  Deposits in foreign offices                                  32          32         30          33          34
                  Federal funds purchased and securities
                   under repurchase agreements                                 24          22         17          20          18
                  Other short-term borrowings                                  28          29         28          28          20
                  Notes and debentures                                         48          49         49          47          44
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  329         324        314         314         297
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    365         361        366         370         370
revenue           Provision for credit losses                                  15          73         25          25          25
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for losses         350         288        341         345         345
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fees                                   386         387        375         283         266
revenue           Cash management and deposit transaction charges              61          65         62          59          56
                  Mortgage servicing fees                                      55          56         53          53          51
                  Foreign currency and securities trading                      41          36         32          25          25
                  Credit card fees                                             24          24         24          25          24
                  Gain on sale of corporate trust business                      -          43          -           -           -
                  Other income                                                131          96         89          95         114
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       698         707        635         540         536
                  Gains on sales of securities                                  -           -          -           -           -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               698         707        635         540         536
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               357         354        344         276         268
expense           Net occupancy expense                                        56          64         55          54          52
                  Professional, legal and other purchased services             61          72         55          46          46
                  Business development                                         36          37         36          38          37
                  Equipment expense                                            39          65         38          36          36
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                     45          33         29          28          28
                  Amortization of goodwill and other intangible assets         30          26         25          27          27
                  Communications expense                                       26          26         25          25          26
                  Other expense                                                47          45         44          41          45
                  Trust-preferred securities expense                           20          19         20          19          20
                  Net revenue from acquired property                           (1)        (12)        (1)         (3)         (3)
                  ---------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 716         729        670         587         582
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                  332         266        306         298         299
                  Provision for income taxes                                  117          71        111         108         108
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                              215         195        195         190         191
                  Dividends on preferred stock                                  9           4          4           4           9
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                  $206        $191       $191        $186        $182
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income                                          $ .80       $ .76      $ .75       $ .73       $ .70
share             Diluted net income                                        $ .78       $ .75      $ .73       $ .71       $ .69
                  ---------------------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Three months ended
                                                                                                                 March 31,
                           (in millions)                                                                  1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                     $215              $191
operating activities       Adjustments to reconcile net income to net cash (used in)
                            provided by operating activities:
                             Amortization of goodwill and other intangible assets                           30                27
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                          45                28
                             Depreciation and other amortization                                            26                26
                             Deferred income tax expense                                                    30                21
                             Provision for credit losses                                                    15                25
                             Net gains on dispositions of acquired property                                 (2)               (3)
                           Net decrease in accrued interest receivable                                       4                 3
                           Net increase in trading account securities                                      (60)              (24)
                           Net increase (decrease) in accrued interest payable,
                             net of amounts prepaid                                                          3               (14)
                           Net decrease (increase) in residential mortgages held for sale                    2               (85)
                           Net increase in other operating activities                                     (320)              (72)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash (used in) provided by operating activities                      (12)              123
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                            (89)             (130)
                           Net decrease in federal funds sold and securities
                             under resale agreements                                                        46               263
                           Purchases of securities available for sale                                   (1,179)           (2,340)
                           Proceeds from sales of securities available for sale                            555               909
                           Proceeds from maturities of securities available for sale                       507             2,126
                           Purchases of investment securities                                               (4)               (3)
                           Proceeds from maturities of investment securities                                99                72
                           Net decrease in credit card receivables                                          62                68
                           Net principal disbursed on loans to customers                                  (978)             (535)
                           Loan securitization                                                             533                 -
                           Loan portfolio purchases                                                        (56)               (4)
                           Proceeds from the sales of loan portfolios                                      203               404
                           Purchases of premises and equipment                                             (35)              (31)
                           Proceeds from sales of acquired property                                          6                11
                           Net cash disbursed in purchase of Mellon United National Bank                   (94)               -
                           Net cash disbursed in purchase of Mellon 1st Business Bank                      (72)               -
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                           (100)             (103)
                           Net (increase) decrease in other investing activities                           (77)               20
                           -----------------------------------------------------------------------------------------------------
                                  Net cash (used in) provided by investing activities                     (673)              727
--------------------------------------------------------------------------------------------------------------------------------






                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                             March 31,
                           (in millions)                                                                  1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net (decrease) increase in transaction and savings deposits                     (41)             603
financing activities       Net increase (decrease) in customer term deposits                               129           (2,041)
                           Net increase in federal funds purchased and
                             securities under repurchase agreements                                         81              626
                           Net decrease in short-term bank notes                                           (30)            (100)
                           Net (decrease) increase in term federal funds purchased                        (216)              99
                           Net increase in U.S. Treasury tax and loan demand notes                          25              256
                           Net increase (decrease) in commercial paper                                     192              (72)
                           Repayments of longer-term debt                                                 (118)              (6)
                           Net proceeds from issuance of longer-term debt                                  546                -
                           Proceeds from issuance of common stock                                           17               21
                           Dividends paid on common and preferred stock                                    (95)             (87)
                           Repurchase of common stock                                                        -              (62)
                           Redemption of preferred stock                                                  (193)             (97)
                           Net increase in other financing activities                                       37               74
                           -----------------------------------------------------------------------------------------------------
                                 Net cash provided by (used in ) financing activities                      334             (786)
                           Effect of foreign currency exchange rates                                        13                5
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net (decrease) increase in cash and due from banks                             (338)              69
due from banks             Cash and due from banks at beginning of period                                3,650            2,846
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $3,312           $2,915
                           -----------------------------------------------------------------------------------------------------

Supplemental               Interest paid                                                                $  326           $  311
disclosures                Net income taxes paid                                                             7               25
--------------------------------------------------------------------------------------------------------------------------------
                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                           Additional                  unrealized                          Total
                           Preferred           Common         paid-in     Retained  gains (losses),      Treasury  shareholders'
(in millions)                  stock            stock         capital     earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $193             $147          $1,818       $2,884            $21          $(1,218)       $3,845
Comprehensive results:
  Net income                                                                   215                                           215
  Other comprehensive results,
     net of tax:
    Net unrealized gain on assets
      available for sale,                                                                       9                              9
        less net gain reclassification                                                         (1)                            (1)
    Foreign currency translation
      adjustment                                                                                1                              1
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    215              9                            224
Dividends on common stock
  at $.33 per share                                                            (84)                                          (84)
Dividends on preferred stock                                                    (9)                                           (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                        3                                           2              5
Common stock issued in
  connection with the Mellon
  United National Bank
  acquisition                                                      22                                         233            255
Series K preferred stock
  redemption                    (193)                                                                                       (193)
Exercise of stock options                                                       (3)                            30             27
Other                                                              12                                           4             16
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998    $     -             $147          $1,855       $3,003            $30         $  (949)        $4,086
--------------------------------------------------------------------------------------------------------------------------------

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                           Additional                  unrealized                          Total
                           Preferred           Common         paid-in     Retained  gains (losses),      Treasury  shareholders'
(in millions)                  stock            stock         capital     earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    $290              $74          $1,866       $2,486           $  (7)          $(963)       $3,746
Comprehensive results:
  Net income                                                                   191                                           191
  Other comprehensive results,
     net of tax:
    Net unrealized loss on assets
      available for sale                                                                       (37)                          (37)
    Foreign currency translation
      adjustment                                                                                (1)                            (1)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    191             (38)                          153
Dividends on common stock
  at $.30 per share                                                            (77)                                          (77)
Dividends on preferred stock                                                    (9)                                           (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                        1                                           4              5
Series J preferred stock
  redemption                     (97)                                                                                        (97)
Exercise of stock options                                           6          (14)                            38             30
Repurchase of common stock                                                                                    (62)           (62)
Other                                                               2           (1)                             6              7
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997       $193              $74          $1,875       $2,576            $(45)         $(977)        $3,696
--------------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1 --    Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1997 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Note 2 --    Adoption of Financial Accounting Standards

In June 1997, FAS No. 130, "Reporting Comprehensive Income," was issued. FAS No. 130 establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In complying with the reporting requirements of this statement, the Corporation retitled the line item in the Consolidated Balance Sheet and the Statement of Changes in Shareholders' Equity from "Net unrealized gain (loss) on assets available for sale, net of tax" to "Accumulated unrealized gains (losses), net of tax." In addition, it was necessary to reclassify the "foreign currency translation adjustment" from retained earnings to accumulated unrealized gains (losses), net of tax. Amounts reclassified from retained earnings at December 31, 1997, March 31, 1997 and December 31, 1996 were $(12) million, $(7) million and $(6) million, respectively. This statement is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

On January 1, 1998, FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective and supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement establishes standards for reporting information about segments of a business in the footnotes to annual financial statements and also requires selected segment information in interim reports. The statement requires disclosure on a business segment basis, as defined by the Corporation, to include a description of products and services, interest income and expense, profit or loss as measured by the Corporation's management in assessing segment performance and geographic information on assets and revenue, if material. This statement need not be applied to interim periods during 1998.


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

--------------------------------------------------------------------------------


Note 3 --    Foreign currency and securities trading revenue (continued)


-----------------------------------------------------------------------------------
                                                                 Three months ended
                                                                      March 31,
(in millions)                                                     1998        1997
----------------------------------------------------------------------------------
Foreign exchange contracts                                         $36         $22
Debt instruments                                                     4           2
Interest rate contracts                                              2           1
Futures contracts                                                   (1)          -
----------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)     $41         $25
----------------------------------------------------------------------------------

(a) The Corporation recorded an unrealized gain of less than $1 million at March 31, 1998, and an unrealized loss of less than $1 million at March 31, 1997, related to securities held in the trading portfolio.


Note 4 --     Supplemental information to the Consolidated Statement of Cash
              Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.


----------------------------------------------------------------------------
                                                          Three months ended
                                                              March 31,
(in millions)                                              1998        1997
---------------------------------------------------------------------------
Reclassification of segregated assets to loans
 and real estate acquired                               $    12       $   -
Net transfers to real estate acquired                         2           3
Purchase of Mellon United National Bank:
     Fair value of noncash assets acquired                1,074           -
     Liabilities assumed                                   (725)          -
     Mellon common stock issued, from treasury             (255)          -
                                                        --------      -----
         Net cash disbursed                                  94           -
Purchase of Mellon 1st Business Bank:
     Fair value of noncash assets acquired                1,279           -
     Liabilities assumed                                 (1,207)          -
                                                        --------      -----
         Net cash disbursed                                  72           -
---------------------------------------------------------------------------

Note 5 --     Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.


Note 6 --     Preferred stock

The Corporation has authorized 50 million shares of preferred stock. On February 17, 1998, the $200 million of 8.20% Series K preferred stock was redeemed at a redemption price of $25 per share plus accrued dividends. In connection with this redemption, the Corporation recorded approximately $7 million of issue costs as preferred stock dividends.

--------------------------------------------------------------------------------


Note 7 --   Securities

SECURITIES AVAILABLE FOR SALE

----------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31, 1998                                    March 31, 1997
                                ------------------------------------------------        ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                           $   260       $  1         $1    $   260          $   166       $  -      $   -    $   166
U.S. agency mortgage-backed               2,669         41          4      2,706            2,336          6         50      2,292
Other U.S. agency                           487          1          1        487              850          1          2        849
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              3,416         43          6      3,453            3,352          7         52      3,307
Obligations of states and
  political subdivisions                     45          -          -         45               51          -          -         51
Other mortgage-backed                         2          -          -          2                4          -          -          4
Other securities                             47          -          -         47               14          -          -         14
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $3,510        $43         $6     $3,547           $3,421         $7        $52     $3,376
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were less than $1 million in the first quarter of 1998. There were no gross realized gains in the first quarter of 1997. There were no gross realized losses in the first quarter of 1998 or the first quarter of 1997.


INVESTMENT SECURITIES

----------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31, 1998                                    March 31, 1997
                                ------------------------------------------------        ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $   44        $ 7        $ -    $   51            $   33         $1        $ 2     $   32
U.S. agency mortgage-backed               1,857         28          -     1,885             2,196          4         35      2,165
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              1,901         35          -     1,936             2,229          5         37      2,197
Other mortgage-backed                        21          -          -        21                27          -          -         27
Other securities                             65          -          -        65                50          -          -         50
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $1,987        $35        $ -    $2,022            $2,306         $5        $37     $2,274
----------------------------------------------------------------------------------------------------------------------------------


Note 8 --     Other assets

--------------------------------------------------------------------------------------------------------
                                                            MARCH 31,         Dec. 31,         March 31,
(in millions)                                                    1998             1997              1997
--------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                      $  411           $  391            $  317
  Other                                                            89               80                67
Interest and fees receivable                                      404              376               320
Accounts receivable                                               445              373               227
Mortgage servicing advances                                       207              223               167
Receivables related to off-balance-sheet instruments              524              553               475
Assets held for accelerated resolution                            130              157                19
Other                                                           1,370            1,187               928
--------------------------------------------------------------------------------------------------------
     Total other assets                                        $3,580           $3,340            $2,520
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note 9 --     Computation of earnings per common share (a)

----------------------------------------------------------------------------------------------------
                                                                       Quarter ended
                                                          ------------------------------------------
(dollar amounts in millions, except per                   MARCH 31,          Dec. 31,      March 31,
 share amounts; common shares in thousands)                    1998              1997           1997
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE

Net income applicable to common stock                          $206              $191           $182
----------------------------------------------------------------------------------------------------
Average common shares outstanding                           257,714           253,886        258,010
Basic net income per common share                             $ .80             $ .76          $ .70
----------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Net income applicable to common stock (b)                      $206              $191           $182
----------------------------------------------------------------------------------------------------
Average common shares outstanding                           257,714           253,886        258,010
Common stock equivalents:
   Stock options                                              5,339             5,456          5,030
   Common shares issuable upon conversion of
     7-1/4% Convertible Subordinated Capital Notes               83                88            164
----------------------------------------------------------------------------------------------------
         Total                                              263,136           259,430        263,204
----------------------------------------------------------------------------------------------------
Diluted earnings per common share                             $ .78             $ .75          $ .69
----------------------------------------------------------------------------------------------------

(a)  Calculated based on unrounded numbers.
(b) The after-tax benefit of interest expense on the assumed conversion of the 7-1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods presented.

Note 10 --    Accumulated unrealized gains (losses), net of tax

----------------------------------------------------------------------------
                                     Foreign currency translation adjustment
----------------------------------------------------------------------------
                                  MARCH 31,          Dec. 31,      March 31,
(in millions)                          1998              1997           1997
----------------------------------------------------------------------------
Beginning balance                      $(12)            $  (8)           $(6)
Quarterly increase (decrease)             1                (4)            (1)
-----------------------------------------------------------------------------
Ending balance                         $(11)             $(12)           $(7)
-----------------------------------------------------------------------------


---------------------------------------------------------------------------
                                     Unrealized gains (losses) on assets
                                        available for sale, net of tax
---------------------------------------------------------------------------
                                   MARCH 31,          Dec. 31,    March 31,
(in millions)                           1998              1997         1997
---------------------------------------------------------------------------
Beginning balance                        $33               $24          $(1)
Quarterly increase (decrease)              8                 9          (37)
----------------------------------------------------------------------------
Ending balance                           $41               $33         $(38)
----------------------------------------------------------------------------


-------------------------------------------------------------------------------
                              Accumulated unrealized gains (losses), net of tax
                                       MARCH 31,          Dec. 31,    March 31,
(in millions)                               1998              1997         1997
-------------------------------------------------------------------------------
Beginning balance                            $21               $16          $(7)
Quarterly increase (decrease)                  9                 5          (38)
--------------------------------------------------------------------------------
Ending balance                               $30               $21         $(45)
--------------------------------------------------------------------------------

SELECTED STATISTICAL INFORMATION
--------------------------------------------------------------------------------

DEPOSITS

Mellon Bank Corporation (and its subsidiaries)

---------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,        March 31,
(in millions)                                           1998             1997              1997             1997             1997
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $11,401          $11,160           $10,082          $10,385          $10,605
     Retail savings certificates                       7,668            7,421             7,476            7,253            6,742
     Other time deposits                               1,887            1,373             1,342            1,793            1,540
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        20,956           19,954            18,900           19,431           18,887
   Noninterest-bearing                                 9,505            7,975             8,562            9,483            8,371
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            30,461           27,929            27,462           28,914           27,258
Deposits in foreign offices                            2,635            3,376             2,727            2,412            2,678
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $33,096          $31,305           $30,189          $31,326          $29,936
---------------------------------------------------------------------------------------------------------------------------------


SELECTED KEY DATA

---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter ended
(dollar amounts in millions,                       ------------------------------------------------------------------------------
 except per share amounts,                         MARCH 31,         Dec. 31,         Sept. 30,         June 30,        March 31,
 common shares in thousands)                            1998             1997              1997             1997             1997
---------------------------------------------------------------------------------------------------------------------------------

  Net income per common share (a)                    $   .78          $   .75           $   .73          $   .71          $   .69
  Tangible net income per
    common share (a)(b)                              $   .88          $   .83           $   .80          $   .79          $   .77
  Net income applicable to
    common stock                                     $   206          $   191           $   191          $   186          $   182
  Tangible net income applicable
   to common stock (b)                               $   231          $   212           $   211          $   206          $   203

  Return on common shareholders'
    equity (c)                                          21.6%            21.2%             21.6%            21.9%            21.2%
  Return on tangible common
   shareholders' equity (b)(c)                          43.3%            38.3%             37.6%            37.7%            36.3%
  Return on assets (c)                                  1.89%            1.75%             1.81%            1.79%            1.83%
  Return on tangible assets (b)(c)                      2.18%            2.00%             2.05%            2.04%            2.09%
  Common equity to assets                               8.62%            8.13%             8.25%            7.72%            8.33%
  Tangible common equity to assets (b)                  4.76%            5.12%             5.37%            5.13%            5.60%
  Fee revenue as a percentage of
    total revenue (FTE)                                   66%              66%               63%              59%              59%
  Efficiency ratio excluding
    amortization of intangibles                           62%              65%               62%              59%              59%
  Average common shares and
    equivalents outstanding (a)                      263,136          259,430           260,306          259,475          263,204
---------------------------------------------------------------------------------------------------------------------------------

(a)  Diluted.
(b) Excludes the after-tax impact of the amortization of goodwill and other identified intangibles resulting from accounting for business combinations under the purchase method of accounting.
(c)  Annualized.
Note:  All calculations are based on unrounded numbers.

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

On or about April 23, 1998, two individuals who are purported shareholders of the Corporation filed a complaint commencing a derivative action in the United States District Court for the Eastern District of Pennsylvania purportedly on behalf of and for the benefit of the Corporation naming as defendants certain members of the Corporation's board of directors and a senior officer. On April 23, 1998, these same two individuals filed a virtually identical complaint in the United States District Court for the Western District of Pennsylvania. In these two actions, the plaintiffs allege that the defendants breached their fiduciary duties to the Corporation and failed to act in good faith and in the best interest of the Corporation in connection with the April 22, 1998 merger proposal submitted by The Bank of New York Company, Inc. to the Corporation. In their complaints, the plaintiffs are seeking monetary damages, a declaration that the defendants breached their fiduciary duties and an injunction prohibiting the defendants from rejecting the merger offer. The Corporation believes that these complaints lack merit, and the defendants intend to vigorously defend these actions.

Item 2.  Changes in Securities and Use of Proceeds.

(c) On February 2, 1998, the Corporation issued 5,069,403 shares of its common stock, $0.50 par value (the "Shares"), as a portion of the consideration paid in the Corporation's acquisition of United Bankshares, Inc., a Florida corporation ("UBI") pursuant to a merger of UBI with and into the Corporation (the "Merger"). The Shares were issued in the Merger to the former shareholders of UBI. The issuance of the Shares was exempt from registration under the Securities Act of 1933 pursuant to section 4
       (2) thereof and Rule 506 thereunder. The Shares were issued to a limited number of sophisticated investors who acquired the Shares for their own account and who represented that any sales would be made pursuant to an effective registration statement or an applicable exemption from registration.

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

         3.2      Statement Affecting Series B Preferred Stock, $1.00 Par Value.

         3.3      Statement Affecting Series D Preferred Stock, $1.00 Par Value.

         3.4      Statement Affecting Series H Preferred Stock, $1.00 Par Value.

         3.5      Statement Affecting Series I Preferred Stock, $1.00 Par Value.

--------------------------------------------------------------------------------


(a) Exhibits (continued)

         3.6      Statement Affecting Series J Preferred Stock, $1.00 Par Value.

         3.7      Statement Affecting Series K Preferred Stock, $1.00 Par Value.

         3.8 Amendment of April 16, 1997 to Mellon Bank Corporation's Restated Articles of Incorporation.

         3.9 Amendment of September 26, 1997 to Mellon Bank Corporation's Restated Articles of Incorporation.

         3.10 Amendment of April 22, 1998 to Mellon Bank Corporation's Restated Articles of Incorporation.

         3.11 By-Laws of Mellon Bank Corporation, as amended, effective September 16, 1997.

         10.1 Mellon Bank Corporation Stock Option Plan for Outside Directors (1989), as amended effective March 17, 1998.

         12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent Corporation).

         12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Bank Corporation and its subsidiaries).

         27.1 Financial Data Schedules, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.


(b) Reports on Form 8-K

         During the first quarter of 1998, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated January 8, 1998, which included, under Items 5 and 7, the Corporation's press release announcing that all outstanding shares of its 8.20% Series K preferred stock will be redeemed on February 17, 1998, at a redemption price of $25.00 per share, plus accrued dividends.

         (2) A report dated January 8, 1998, which included, under Items 5 and 7, the Corporation's press release announcing a strategic alliance between Mellon Bank Corporation, The Dreyfus Corporation and BICECORP S.A. (BICECORP) through which Mellon and BICECORP will create joint ventures involving three BICECORP subsidiaries.

         (3) A report dated January 16, 1998, which included, under Items 5 and 7, the Corporation's press release regarding fourth quarter and full year 1997 results of operations, as well as the Corporation's announcement of the board approved management succession plan.

         (4) A report dated February 2, 1998, which included, under Items 5 and 7, the Corporation's press release announcing the completion of its acquisition of United Bankshares, Inc. and its principal subsidiary, United National Bank, a full-service commercial bank.

         (5) A report dated February 9, 1998, which included, under Item 7, certain exhibits incorporated by reference into Registration Statement No. 33-62151 pertaining to certain debt securities of Mellon Financial Company and the related guarantees of the Registrant.

         (6) A report dated February 17, 1998, which included, under Items 5 and 7, the Corporation's press release announcing the completion of its acquisition of 1st Business Corporation, parent of 1st Business Bank, a full-service commercial bank.

         (7) A report dated February 24, 1998, which included, under Item 7, certain exhibits incorporated by reference into Registration Statement No. 33-62151 pertaining to certain debt securities of Mellon Financial Company and the related guarantees of the Registrant.




--------------------------------------------------------------------------------


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      MELLON BANK CORPORATION
                                            (Registrant)



Date:  May 11, 1998                   By:    /s/  STEVEN G. ELLIOTT
                                             ----------------------
                                               Steven G. Elliott
                                               Vice Chairman and
                                                Chief Financial Officer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer of
                                                the Registrant)

CORPORATE INFORMATION
--------------------------------------------------------------------------------


Business          Mellon Bank Corporation's principal direct subsidiaries are
of the            Mellon Bank, N.A., The Boston Company, Inc., Buck Consultants,
Corporation       Inc. and a number of companies known as Mellon Financial
                  Services Corporation. The Dreyfus Corporation, one of the nation's largest mutual fund companies, and Founders Asset
                  Management, LLC. are wholly owned subsidiaries of Mellon Bank, N.A. Mellon's seven banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities and various securities-related activities. Buck, a global actuarial and human resources consulting firm, provides a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs. The Mellon
                  Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. Mellon's principal executive office is located at One Mellon Bank
                  Center, 500 Grant Street, Pittsburgh, PA 15258-0001
                  (Telephone: (412) 234-5000).

Exchange          Mellon's common stock is traded on the New York Stock
listing           Exchange. The trading symbol is MEL. Our Transfer Agent and
                  Registrar is ChaseMellon Shareholder Services, P.O. Box 590,
                  Ridgefield Park, NJ 07660-9940. For more information, please call 1 800 205-7699.

Dividend          Subject to approval of the board of directors, dividends are
payments          paid on Mellon's common stock on or about the 15th day of
                  February, May, August and November.

Direct Stock      The Direct Stock Purchase and Dividend Reinvestment Plan
Purchase and      provides a way to purchase shares of common stock directly
Dividend          from the Corporation at the market value for such shares.
Reinvestment      Nonshareholders may purchase their first shares of the
Plan              Corporation's common stock through the plan, and shareholders may increase their shareholdings by reinvesting cash dividends and through optional cash investments. Plan details are in a Prospectus, which may be obtained from ChaseMellon Shareholder
                  Services by calling 1 800 842-7629.

Phone             Corporate Communications/
contacts            Media Relations                    (412) 236-1264      Media inquiries

                  Direct Stock Purchase and
                    Dividend Reinvestment Plan         1 800 842-7629      Plan prospectus and enrollment materials

                  Investor Relations                   (412) 234-5601      Questions regarding the Corporation's financial
                                                                           performance

                  Publication Requests                 1 800 205-7699      Requests for the Annual Report or quarterly
                                                                           information

                  Securities Transfer Agent            1 800 205-7699      Questions regarding stock holdings, certificate
                                                                           replacement/transfer, dividends and address
                                                                           changes

Shareholder       Quarterly earnings and other news releases can be obtained by
Publications      fax by calling Company News on Call at 1 800 758-5804 and
                  entering a six-digit code (552187). Copies of Mellon's filings with the Securities and Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to Mellon's Secretary at 4826 One Mellon Bank Center, Pittsburgh,
                  PA 15258-0001.

Internet          Mellon:  www.mellon.com
                  Dreyfus:  www.dreyfus.com
                  Buck:  www.buckconsultants.com
                  Dreyfus Brokerage Services:  www.edreyfus.com
                  ChaseMellon Shareholder Services: www.chasemellon.com Founders Asset Management: www.founders.com

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

         3.7         Statement Affecting Series K Preferred                    Previously filed as Exhibit 3.9 to
                     Stock, $1.00 Par Value.                                   the Annual Report on Form 10-K
                                                                               (File No. 1-7410) for the year
                                                                               ended December 31, 1997, and
                                                                               incorporated herein by reference.

     Exhibit No.                      Description                              Method of Filing
     -----------                      -----------                              ----------------


         3.8         Amendment of April 16, 1997 to Mellon                     Previously filed as Exhibit 3.7 to
                     Bank Corporation's Restated Articles of                   the Quarterly Report on Form 10-Q
                     Incorporation.                                            (File No. 1-7410) for the quarter
                                                                               ended June 30, 1997, and
                                                                               incorporated herein by reference.

         3.9         Amendment of September 26, 1997 to Mellon                 Previously filed as Exhibit 4.3 to
                     Bank Corporation's Restated Articles of                   Registration Statement on
                     Incorporation.                                            Form S-3 (Registration
                                                                               No. 333-38213) and incorporated
                                                                               herein by reference.

         3.10        Amendment of April 22, 1998 to Mellon Bank                Filed herewith.
                     Corporation's Restated Articles of Incorporation.

         3.11        By-Laws of Mellon Bank Corporation, as amended,           Previously filed as Exhibit 4.4 to
                     effective September 16, 1997.                             Registration Statement on
                                                                               Form S-3 (Registration
                                                                               No. 333-38213) and incorporated
                                                                               herein by reference.

         10.1        Mellon Bank Corporation Stock Option Plan for             Filed herewith.
                     Outside Directors (1989), as amended effective
                     March 17, 1998.



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

         27.1        Financial Data Schedules, which are submitted             Submitted herewith.
                     electronically to the Securities and Exchange
                     Commission for information only and not filed.