Form 10-Q
period 1998-06-30
MELLON BANK CORP
filed 1998-08-12
CIK 64782

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
                               Yes   X       No
                                   -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                Class                                        June 30, 1998
                -----                                        -------------

     Common Stock, $.50 par value                             260,707,604


--------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------


                                                                    Page No.
                                                                    --------

Part I - Financial Information
------------------------------

Financial Highlights                                                     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Items 2 and 3)                               3

Financial Statements (Item 1):
    Consolidated Balance Sheet                                          47
    Consolidated Income Statement                                       48
    Consolidated Income Statement - Five Quarter Trend                  49
    Consolidated Statement of Cash Flows                                50
    Consolidated Statement of Changes in Shareholders' Equity           52

Notes to Financial Statements                                           54

Selected Statistical Information:
    Deposits                                                            59
    Selected Key Data                                                   59


Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                              60

Submission of Matters to a Vote of Security Holders (Item 4)            60

Exhibits and Reports on Form 8-K (Item 6)                               61

Signature                                                               63

Corporate Information                                                   64

Index to Exhibits                                                       65


Cautionary Statement
--------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the year 2000 project, credit loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

----------------------------------------------------------------------------------------------------------------------------------
                                                              Quarter ended                                   Six months ended
FINANCIAL HIGHLIGHTS                                 ------------------------------------------         --------------------------
(dollar amounts in millions,                            JUNE 30,       March 31,      June 30,             JUNE 30,       June 30,
  except per share amounts)                                 1998            1998           1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income - diluted                                 $       .81     $       .78    $       .71         $      1.59    $      1.40
Dividends paid                                               .36             .33            .33                 .69            .63
Closing common stock price                                69.688           63.50         45.125              69.688         45.125
Book value at period-end                                   16.24           15.70          13.42               16.24          13.42
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD ENDED
Net income                                           $       215      $      215     $      190         $       430     $      381
Net income applicable to common stock                        215             206            186                 421            368
Dividends paid on common stock                                93              84             85                 177            162
Average common shares and equivalents
  outstanding - diluted (in thousands)                   265,848         263,136        259,475             264,518        261,352
----------------------------------------------------------------------------------------------------------------------------------
KEY PERFORMANCE MEASURES
Return on average common shareholders'
  equity (annualized)                                       20.8%           21.6%          21.9%               21.2%          21.5%
Return on average assets (annualized)                       1.79            1.89           1.79                1.84           1.81
Fee revenue as a percentage of total
  revenue (FTE)                                               66              66             59                  66             59
Efficiency ratio (a)                                          66              65             62                  66             62
Efficiency ratio excluding amortization
  of intangibles                                              63              62             59                  63             59
----------------------------------------------------------------------------------------------------------------------------------
TANGIBLE OPERATING RESULTS (b)
Tangible earnings per common share - diluted              $  .91          $  .88         $  .79              $ 1.79          $1.56
Tangible net income applicable
  to common stock                                            243             231            206                 474            409
Return on tangible common shareholders'
  equity (annualized)                                       49.7%           43.3%          37.7%               46.4%          37.0%
Return on tangible assets (annualized)                      2.13            2.18           2.04                2.16           2.07
Tangible book value per common share
  at period-end                                            $7.97           $8.33          $8.66                7.97          $8.66
----------------------------------------------------------------------------------------------------------------------------------
                                                        JUNE 30,       March 31,       June 30,
                                                            1998            1998           1997
-----------------------------------------------------------------------------------------------
BALANCES
Loans                                                    $30,654         $30,343        $28,144
Total assets                                              47,448          47,414         43,712
Deposits                                                  33,197          33,096         31,326
Common shareholders' equity                                4,234           4,086          3,377
Market capitalization                                     18,168          16,523         11,353
-----------------------------------------------------------------------------------------------
CAPITAL RATIOS
Common shareholders' equity to assets                       8.92%           8.62%          7.72%
Tangible common shareholders'
  equity to assets (c)                                      4.59            4.76           5.13
Tier I capital                                              6.51            6.80           7.94
Total (Tier I plus Tier II) capital                        10.83           11.28          13.24
Leverage capital                                            6.65            7.04           8.20
-----------------------------------------------------------------------------------------------

(a)  See page 24 for the definition of this ratio.
(b)  See page 13 for the definition of tangible operating results.
(c)  See page 31 for the definition of this ratio.
NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------

Common dividend increase

In the second quarter of 1998, the Corporation increased its quarterly common stock dividend by 9% to $.36 per common share. This is the seventh quarterly common dividend increase since the beginning of 1994, resulting in a total common dividend per share increase of 184%.

Acquisition of Founders Asset Management, LLC

On April 1, 1998, the Corporation acquired Founders Asset Management, LLC (Founders), a manager of growth-oriented no-load equity mutual funds and other investment portfolios. Founders offers 11 no-load mutual funds, including nine equity funds, with approximately $7 billion in assets under management. Founders was purchased with cash and is operating as a separate subsidiary, headquartered in Denver. Including the Founders funds, the Dreyfus/Founders family of proprietary mutual funds now total $108 billion of assets managed, including $34 billion of proprietary equity mutual funds.

Acquisition of Clair Odell Group

On June 1, 1998, the Corporation acquired Clair Odell Group, a full-service property and casualty insurance agency headquartered in Flourtown, Pa. With more than $71 million in annual premiums placed, Clair Odell is one of the largest independent agencies in eastern Pennsylvania and the 75th largest privately owned agency in the United States based on revenues. In addition to property and casualty lines, Clair Odell provides life and health, employee benefits, surety, commercial, bonding and risk management insurance services. Clair Odell is operating as a separate subsidiary of the Corporation.

Purchase of Minority Interest in Prime Advisors, Inc.

On June 30, 1998, the Corporation purchased a minority interest in Prime Advisors, Inc. (Prime). Prime, headquartered in Kirkland, Wash., is a market leader in the specialized property/casualty insurance asset management industry. With more than $2 billion in assets under management, Prime's principal focus has been on developing proprietary investment capabilities for property and casualty insurance companies.

Pending Purchase of Majority Interest in Newton Management Limited

In July 1998, the Corporation announced an agreement to acquire 75% of Newton Management Limited (Newton), with Newton management and staff retaining an interest in 25%, either directly or through options. Newton is a leading, independent U.K.-based investment manager with funds under management of more than $20 billion. Newton provides investment management services to institutional, private and retail clients. With the inclusion of the Newton funds, the Corporation's assets under management, using June 30, 1998 levels, will total approximately $370 billion. The Corporation will purchase its majority interest in Newton with cash and loan notes. The transaction is expected to close in the fourth quarter of 1998, subject to regulatory approval and certain closing conditions.

OVERVIEW
--------------------------------------------------------------------------------


The Corporation reported record second quarter 1998 diluted earnings per common share of $.81, an increase of 14%, compared with $.71 in the second quarter of 1997. Net income applicable to common stock in the second quarter of 1998 was $215 million, an increase of 16%, compared with $186 million in the second quarter of 1997. Diluted tangible earnings per common share totaled $.91 in the second quarter of 1998, an increase of 15%, compared with $.79 in the second quarter of 1997. Diluted earnings per share was $.78, and net income applicable to common stock was $206 million in the first quarter of 1998.

Annualized return on common shareholders' equity and return on assets were 20.8% and 1.79%, respectively, in the second quarter of 1998, compared with 21.9% and 1.79%, respectively, in the second quarter of 1997 and 21.6% and 1.89%, respectively, in the first quarter of 1998. Annualized return on tangible common shareholders' equity and return on tangible assets were 49.7% and 2.13%, respectively, in the second quarter of 1998, compared with 37.7% and 2.04%, respectively, in the second quarter of 1997 and 43.3% and 2.18%, respectively, in the first quarter of 1998.

Net interest revenue, on a fully taxable equivalent basis, was $374 million in the second quarter of 1998, up $3 million compared with $371 million in the prior-year period and up $7 million from $367 million in the first quarter of 1998. The increase from the prior periods primarily resulted from the favorable impact of acquisitions and loan growth, partially offset by the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio and the Series K preferred stock redemption.

Fee revenue for the second quarter of 1998 was $712 million, up $172 million from $540 million in the prior-year period and up $14 million from $698 million in the first quarter of 1998. Excluding the fee revenue resulting from the acquisitions of Buck Consultants, Inc. (Buck), Founders and Dreyfus Brokerage Services, Inc., fee revenue increased 13% in the second quarter of 1998 compared with the second quarter of 1997. This increase was primarily attributable to higher trust and investment fees and higher foreign exchange fees. Excluding the Buck and Founders revenue, trust and investment fees increased 15% in the second quarter of 1998 compared with the second quarter of 1997. Fee revenue increased $14 million in the second quarter of 1998 compared with the first quarter of 1998 resulting primarily from higher trust and investment fees, due to new business and higher transaction volumes, and the Founders acquisition. The increase in trust and investment fee revenue compared with the first quarter of 1998 was partially offset by the seasonal decrease in the second quarter of 1998 of fees from electronic filing of income tax returns. Excluding the fees resulting from Founders from the second quarter of 1998 and excluding the tax return filing fees from both the first and second quarters of 1998, fee revenue increased 3% in the second quarter of 1998 over the first quarter of 1998.

Operating expense before trust-preferred securities expense and net revenue from acquired property for the second quarter of 1998 was $721 million, up $150 million from $571 million in the second quarter of 1997 and up $24 million from $697 million in the first quarter of 1998. These increases primarily resulted from the impact of acquisitions and business growth. Excluding the effect of the Buck, Founders, Mellon United National Bank, Mellon 1st Business Bank and Dreyfus Brokerage Services acquisitions and the increase in the amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased 4% in the second quarter of 1998 compared with the second quarter of 1997.

Credit quality expense was $13 million in the second quarter of 1998, compared with $22 million in the second quarter of 1997 and $14 million in the first quarter of 1998. Net credit losses were $13 million in the second quarter of 1998, down $19 million compared with the prior-year period and down $5 million from the first quarter of 1998. The decrease from the prior-year period primarily resulted from a $20 million decrease in credit card net credit losses. The decrease from the first quarter of 1998 was primarily due to lower commercial real estate net credit losses.

--------------------------------------------------------------------------------


Nonperforming assets totaled $170 million at June 30, 1998, compared with $191 million at March 31, 1998, and $162 million at June 30, 1997. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .55% at June 30, 1998, compared with .63% at March 31, 1998, and .57% at June 30, 1997. This ratio has been less than 1% for 16 consecutive quarters.

The Corporation's ratio of common shareholders' equity to assets was 8.92% at June 30, 1998. The ratio of tangible common shareholders' equity to assets was 4.59% at June 30, 1998. The Tier I, Total and Leverage capital ratios were 6.51%, 10.83% and 6.65%, respectively, at June 30, 1998, in excess of the ratios required to maintain well-capitalized status.

Year-to-date 1998 compared with year-to-date 1997

For the first half of 1998, the Corporation reported diluted earnings per common share of $1.59 and net income applicable to common stock of $421 million, compared with $1.40 per common share and $368 million for the first half of 1997. Annualized return on common shareholders' equity and return on assets were 21.2% and 1.84%, respectively, in the first six months of 1998, compared with 21.5% and 1.81%, respectively, in the first six months of 1997. Excluding the fee revenue resulting from the Buck, Founders and Dreyfus Brokerage Services acquisitions, fee revenue increased 14% in the first half of 1998, compared with the first half of 1997. Excluding the effect of these acquisitions as well as the Mellon United National Bank and Mellon 1st Business Bank acquisitions and the increase in amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 4% in the first half of 1998 compared with the first half of 1997.

For the first half of 1998, the Corporation reported diluted tangible earnings per common share of $1.79 and tangible net income applicable to common stock of $474 million, compared with $1.56 per common share and $409 million, respectively, for the first half of 1997. Annualized return on tangible common shareholders' equity and return on tangible assets were 46.4% and 2.16%, respectively, in the first six months of 1998, compared with 37.0% and 2.07%, respectively, in the first six months of 1997.

BUSINESS SECTORS
---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,
                                                       Consumer                                           Business
(dollar amounts in millions,           Fee Services                  Banking                Fee Services              Banking
averages in billions)                 1998       1997            1998        1997          1998       1997         1998     1997
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $213       $171           $ 282       $ 271         $ 443      $ 321       $  130    $ 125
Credit quality expense (revenue)         1          -              11          30             -          -            4       (2)
Operating expense:
  Intangible amortization expense        4          1              19          13             7          7            5        6
  Trust-preferred securities expense     1          -               1           2             -          -            8        7
  Other operating expense              157        124             158         149           319        220           44       47
--------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         162        125             178         164           326        227           57       60
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     50         46              93          77           117         94           69       67
Income taxes                            19         18              34          27            42         37           25       25
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $  31       $ 28           $  59       $  50         $  75      $  57       $   44    $  42
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                  $  34       $ 29           $  74       $  59         $  82      $  63       $   47    $  46
--------------------------------------------------------------------------------------------------------------------------------
Average assets                       $ 4.1       $2.2           $22.0       $19.8         $ 2.5      $ 1.7       $ 17.6    $17.0
Average common equity                $ 0.4       $0.3           $ 1.2       $ 1.0         $ 0.8      $ 0.6       $  1.4    $ 1.3
Average Tier I preferred equity      $   -       $  -           $ 0.1       $ 0.1         $   -      $   -       $  0.4    $ 0.4
Return on common
 shareholders' equity (a)              32%        38%             20%         20%           38%        36%          12%       13%
Return on assets (a)                    NM         NM           1.08%       1.01%            NM         NM        1.00%     1.01%
Pretax operating margin                23%        27%             33%         29%           26%        29%          53%       54%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    25%        28%             40%         34%           28%        31%          63%       64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   74%        72%             56%         55%           72%        69%          34%       38%
--------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.




--------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,
                                                       Consumer                                           Business
(dollar amounts in millions,           Fee Services                  Banking                Fee Services              Banking
averages in billions)                 1998       1997            1998        1997          1998       1997         1998     1997
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $413       $337           $ 579       $ 570          $859       $617        $ 260    $ 251
Credit quality expense (revenue)         1          1              22          58             -          -            8       (1)
Operating expense:
  Intangible amortization expense        7          2              35          26            12         15           11       11
  Trust-preferred securities expense     1          -               3           4             -          -           15       14
  Other operating expense              309        251             316         299           624        434           93       93
--------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         317        253             354         329           636        449          119      118
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     95         83             203         183           223        168          133      134
Income taxes                            36         33              74          65            81         66           48       50
--------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 59       $ 50           $ 129       $ 118          $142       $102        $  85    $  84
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 65       $ 52           $ 157       $ 137          $154       $114        $  92    $  92
--------------------------------------------------------------------------------------------------------------------------------
Average assets                        $3.9       $2.1           $21.7       $20.1          $2.4       $1.6        $17.5    $16.7
Average common equity                 $0.4       $0.3           $ 1.1       $ 1.0          $0.8       $0.6        $ 1.4    $ 1.3
Average Tier I preferred equity       $  -       $  -           $ 0.1       $ 0.1          $  -       $  -        $ 0.4    $ 0.4
Return on common
 shareholders' equity (a)              32%        35%             23%         24%           37%        33%          12%       13%
Return on assets (a)                    NM         NM           1.20%       1.18%            NM         NM        0.98%     1.03%
Pretax operating margin                23%        25%             35%         32%           26%        27%          51%       53%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    25%        26%             42%         37%           27%        30%          61%       63%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   75%        74%             55%         53%           73%        70%          36%       37%
--------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

                         Total                  Real Estate                         Other                           Total All
                     Core Sectors                 Workout                     Corporate Activity                     Sectors
                  1998          1997         1998         1997                  1998       1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
                $1,068         $ 888        $   1        $   5                  $ 23      $  22              $1,092          $ 915
                    16            28           (3)          (6)                    -          -                  13             22

                    35            27            -            -                     -          -                  35             27
                    10             9            -            -                     9         10                  19             19
                   678           540            1            1                     7          3                 686            544
----------------------------------------------------------------------------------------------------------------------------------
                   723           576            1            1                    16         13                 740            590
----------------------------------------------------------------------------------------------------------------------------------
                   329           284            3           10                     7          9                 339            303
                   120           107            2            3                     2          3                 124            113
----------------------------------------------------------------------------------------------------------------------------------
               $   209         $ 177        $   1        $   7                  $  5      $   6              $  215          $ 190
----------------------------------------------------------------------------------------------------------------------------------
               $   237         $ 197        $   1        $   7                  $  5      $   6              $  243          $ 210
----------------------------------------------------------------------------------------------------------------------------------
               $  46.2         $40.7        $ 0.1        $ 0.2                  $1.7      $ 1.5              $ 48.0          $42.4
               $   3.8         $ 3.2        $   -        $   -                  $0.3      $ 0.2              $  4.1          $ 3.4
               $   0.5         $ 0.5        $   -        $   -                  $0.5      $ 0.7              $  1.0          $ 1.2

                   22%           22%           NM           NM                    NM         NM                 21%            22%
                 1.81%         1.75%           NM           NM                    NM         NM               1.79%          1.79%
                   31%           32%           NM           NM                    NM         NM                 31%            33%



                   35%           36%           NM           NM                    NM         NM                 36%            38%


                   64%           61%           NM           NM                    NM         NM                 63%            59%
----------------------------------------------------------------------------------------------------------------------------------






----------------------------------------------------------------------------------------------------------------------------------
                        Total                   Real Estate                         Other                           Total All
                    Core Sectors                  Workout                     Corporate Activity                     Sectors
                  1998          1997         1998         1997                  1998       1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
                $2,111        $1,775        $   2         $ 13                  $ 49       $ 40              $2,162         $1,828
                    31            58           (4)          (9)                   -          (5)                 27             44

                    65            54            -            -                     -          -                  65             54
                    19            18            -            -                    20         21                  39             39
                 1,342         1,077            2            2                     9          3               1,353          1,082
----------------------------------------------------------------------------------------------------------------------------------
                 1,426         1,149            2            2                    29         24               1,457          1,175
----------------------------------------------------------------------------------------------------------------------------------
                   654           568            4           20                    20         21                 678            609
                   239           214            2            6                     7          8                 248            228
----------------------------------------------------------------------------------------------------------------------------------
                $  415        $  354        $   2         $ 14                  $ 13       $ 13              $  430         $  381
----------------------------------------------------------------------------------------------------------------------------------
                $  468        $  395        $   2         $ 14                  $ 13       $ 13              $  483         $  422
----------------------------------------------------------------------------------------------------------------------------------
                $ 45.5        $ 40.5        $ 0.1         $0.2                  $1.5       $1.6              $ 47.1         $ 42.3
                $  3.7        $  3.2        $   -         $  -                  $0.3       $0.2              $  4.0         $  3.4
                $  0.5        $  0.5        $   -         $  -                  $0.5       $0.7              $  1.0         $  1.2

                   22%           22%           NM           NM                    NM         NM                 21%            22%
                 1.84%         1.77%           NM           NM                    NM         NM               1.84%          1.81%
                   31%           32%           NM           NM                    NM         NM                 31%            33%



                   35%           36%           NM           NM                    NM         NM                 36%            38%


                   64%           61%           NM           NM                    NM         NM                 63%            59%
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note: The tables on the previous pages and the discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Amounts are presented on a taxable equivalent basis. Capital is allocated quarterly using the federal regulatory guidelines as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Income before taxes for the Corporation's core sectors was $329 million in the second quarter of 1998, an increase of $45 million, or 16%, compared with the prior-year quarter. This increase resulted from a $180 million increase in revenue, due primarily to acquisitions and internal growth in the fee-based businesses, and a $12 million decrease in credit quality expense, partially offset by a $147 million increase in operating expense, which was primarily acquisition related. Income before taxes for the core sectors in the first half of 1998 totaled $654 million, an increase of $86 million, or 15%, compared with the prior-year period. This improvement resulted from the same factors responsible for the second quarter increase. Return on common shareholders' equity for the core sectors was 22% in both the second quarter and first half of 1998, unchanged from the prior-year periods. Return on assets was 1.81% and 1.84% in the second quarter and first half of 1998, respectively, compared with 1.75% and 1.77% in the second quarter and first half of 1997.

Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds, residential mortgage loan origination and servicing and brokerage services. Income before taxes for the Consumer Fee Services sector was $50 million in the second quarter of 1998, up $4 million, or 7%, from the prior-year period. Income before taxes for the first half of 1998 was $95 million, an increase of $12 million, or 13%, compared with $83 million in the first half of 1997. These increases resulted from higher profits in private asset management and at Dreyfus, due in part to the Dreyfus Brokerage Services and Founders acquisitions, partially offset by a lower contribution from mortgage banking. The lower contribution from mortgage banking was due to the increased amortization of mortgage servicing assets, due primarily to a higher level of mortgage prepayments. This sector provided strong returns, as the annualized return on common shareholders' equity was 32% in both the second quarter and first half of 1998, compared with 38% and 35% in the second quarter and first half of 1997.

Consumer Banking

Consumer Banking includes consumer lending and deposit products, business banking, credit card and jumbo residential mortgage lending. Income before taxes for this sector totaled $93 million in the second quarter of 1998, compared with $77 million in the second quarter of 1997, an increase of 20%. Revenue increased $11 million, compared with the prior-year period, primarily as a result of the favorable impact of the Mellon United National Bank and Mellon 1st Business Bank acquisitions, partially offset by lower revenue due to the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. Credit quality expense decreased $19 million primarily resulting from the transfer of the CornerStone(sm) credit card loans to an accelerated resolution portfolio. Operating expense increased $14 million, compared with the prior-year period, primarily due to the impact of the acquisitions. Income before taxes for the first six months of 1998 was $203 million, an increase of $20 million or 11%, compared with the first six months of 1997. This increase resulted from the same factors responsible for the second quarter increase. The annualized return on common shareholders' equity for this sector was 20% and 23% in the second quarter and first half of 1998, compared with 20% and 24% in the second quarter and first half of 1997.

--------------------------------------------------------------------------------


Business Fee Services

Business Fee Services includes institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, commercial mortgage loan origination and servicing, corporate trust, network services, benefits consulting and administrative services, and services for defined contribution plans. Income before taxes for this sector was $117 million in the second quarter of 1998, an increase of $23 million, or 25%, compared with the second quarter of 1997. Revenue increased $122 million primarily due to the Buck acquisition, higher mutual fund management revenue, due in part to the Founders acquisition, higher institutional asset management fees, increased foreign exchange fees, higher institutional trust fees and increased cash management revenue. Partially offsetting this increase was a decrease in fee revenue due to the sale of the corporate trust business in November 1997, and a decrease in fee revenue resulting from the formation of CIBC Mellon Trust Company, now accounted for on an equity basis. Operating expense increased $99 million due to the Buck and Founders acquisitions, higher transaction volumes and technology investments, partially offset by lower expenses resulting from the sale of the corporate trust business and the formation of CIBC Mellon Trust Company. Income before taxes for the first six months of 1998 was $223 million, an increase of $55 million, or 33%, compared with the first six months of 1997. This increase resulted from the same factors responsible for the second quarter increase. This sector provided excellent returns as annualized return on common shareholders' equity for this sector was 38% and 37% in the second quarter and first half of 1998, respectively, compared with 36% and 33% in the second quarter and first half of 1997.

Business Banking

Business Banking includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. Income before taxes for the Business Banking sector was $69 million for the second quarter of 1998, an increase of $2 million, or 3%, from the second quarter of 1997. Revenue increased $5 million due primarily to gains on the sale of equity securities, higher securities trading revenue and higher revenue from the lease financing businesses. Credit quality expense increased $6 million. Operating expense decreased $3 million. Income before taxes in the first six months of 1998 was $133 million, down $1 million compared with the first six months of 1997, as higher revenue was offset with higher credit quality expense. The annualized return on common shareholders' equity for this sector was 12% in both the second quarter and first half of 1998, compared with 13% in both the second quarter and first half of 1997.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $3 million and $4 million in the second quarter and first half of 1998, respectively, compared with $10 million and $20 million in the second quarter and first half of 1997, reflecting the lower level of real estate workout assets in 1998.

Other

The Other sector's pretax income for the second quarter and first half of 1998 was $7 million and $20 million, respectively, compared with $9 million and $21 million in the second quarter and first half of 1997. Revenue for the second quarter and first half of 1998 primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors and gains from the sale of assets. Revenue for 1997 primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors. Credit quality revenue for 1997 represents loan loss recoveries from loans to lesser developed countries.

--------------------------------------------------------------------------------


The following tables distribute net income and return on average common shareholders' equity for the Corporation's core sectors between customers serviced and services provided.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Customers serviced
                                                                                         -----------------------------------------
                                                                                              Total                     Total
FOR THE THREE MONTHS ENDED JUNE 30,                                                          Consumer                  Business
(dollar amounts in millions)                                                             1998       1997           1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $90        $78           $119        $99
Return on average common
 shareholders' equity (a)                                                                 23%        24%            21%        21%
----------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,
(dollar amounts in millions)                                                             1998       1997           1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $188       $168           $227       $186
Return on average common
 shareholders' equity (a)                                                                 25%        26%            21%        20%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Annualized.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Services provided
                                                                                         -----------------------------------------
                                                                                              Total                      Total
FOR THE THREE MONTHS ENDED JUNE 30,                                                        Fee Services            Banking Services
(dollar amounts in millions)                                                             1998       1997           1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $106        $85           $103        $92
Return on average common
 shareholders' equity (a)                                                                 36%        36%            16%        16%
----------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,
(dollar amounts in millions)                                                             1998       1997           1998       1997
 ---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $201       $152           $214       $202
Return on average common
 shareholders' equity (a)                                                                 35%        34%            17%        18%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Annualized.

BUSINESS SECTORS (CONTINUED)
----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
                                                    Consumer                                            Business
                                      Fee Services                  Banking               Fee Services               Banking
(dollar amounts in millions,      JUNE 30,  March 31,        JUNE 30,   March 31,      JUNE 30,  March 31,     JUNE 30,  March 31,
averages in billions)                 1998       1998            1998        1998          1998       1998         1998       1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue                               $213       $200           $ 282       $ 297          $443       $416        $ 130      $ 130
Credit quality expense (revenue)         1          -              11          11             -          -            4          4
Operating expense:
  Intangible amortization expense        4          3              19          16             7          5            5          6
  Trust-preferred securities expense     1          -               1           2             -          -            8          7
  Other operating expense              157        152             158         158           319        305           44         49
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         162        155             178         176           326        310           57         62
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     50         45              93         110           117        106           69         64
Income taxes                            19         17              34          40            42         39           25         23
----------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 31       $ 28           $  59       $  70          $ 75       $ 67        $  44      $  41
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 34       $ 31           $  74       $  83          $ 82       $ 72        $  47      $  45
----------------------------------------------------------------------------------------------------------------------------------
Average assets                        $4.1       $3.7           $22.0       $21.3          $2.5       $2.3        $17.6      $17.4
Average common equity                 $0.4       $0.4           $ 1.2       $ 1.1          $0.8       $0.7        $ 1.4      $ 1.4
Average Tier I preferred equity       $  -       $  -           $ 0.1       $ 0.1          $  -       $  -        $ 0.4      $ 0.4
Return on common
 shareholders' equity (a)              32%        32%             20%         25%           38%        36%          12%        12%
Return on assets (a)                    NM         NM           1.08%       1.33%            NM         NM        1.00%      0.95%
Pretax operating margin                23%        23%             33%         37%           26%        25%          53%        49%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    25%        24%             40%         43%           28%        27%          63%        59%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   74%        76%             56%         53%           72%        73%          34%        38%
----------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.



----------------------------------------------------------------------------------------------------------------------------------
                                          Total                 Real Estate                  Other                   Total All
                                      Core Sectors                Workout              Corporate Activity             Sectors
                                  JUNE 30,  March 31,      JUNE 30,   March 31,        JUNE 30,  March 31,     JUNE 30,  March 31,
                                      1998       1998          1998        1998            1998       1998         1998       1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue                             $1,068     $1,043         $   1       $   1            $ 23       $ 26       $1,092     $1,070
Credit quality expense (revenue)        16         15            (3)         (1)              -          -           13         14
Operating expense:
  Intangible amortization expense       35         30             -           -               -          -           35         30
  Trust-preferred securities expense    10          9             -           -               9         11           19         20
  Other operating expense              678        664             1           1               7          2          686        667
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         723        703             1           1              16         13          740        717
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                    329        325             3           1               7         13          339        339
Income taxes                           120        119             2           -               2          5          124        124
----------------------------------------------------------------------------------------------------------------------------------
Net income                         $   209     $  206         $   1       $   1            $  5       $  8       $  215     $  215
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                $   237     $  231         $   1       $   1            $  5       $  8       $  243     $  240
----------------------------------------------------------------------------------------------------------------------------------
Average assets                     $  46.2     $ 44.7         $ 0.1       $ 0.1            $1.7       $1.4       $ 48.0     $ 46.2
Average common equity              $   3.8     $  3.6         $   -       $   -            $0.3       $0.3       $  4.1     $  3.9
Average Tier I preferred equity    $   0.5     $  0.5         $   -       $   -            $0.5       $0.6       $  1.0     $  1.1
Return on common
 shareholders' equity (a)               22%        23%           NM          NM              NM         NM           21%        22%
Return on assets (a)                  1.81%      1.87%           NM          NM              NM         NM         1.79%      1.89%
Pretax operating margin                 31%        31%           NM          NM              NM         NM           31%        32%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                     35%        35%           NM          NM              NM         NM          36%        36%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense    64%        64%           NM          NM              NM         NM          63%        62%
----------------------------------------------------------------------------------------------------------------------------------

(a) Annualized.
NM - Not meaningful.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Customers serviced
                                                                                --------------------------------------------------
                                                                                        Total                        Total
                                                                                      Consumer                     Business
FOR THE THREE MONTHS ENDED                                                      JUNE 30,    March 31,        JUNE 30,    March 31,
(dollar amounts in millions)                                                        1998         1998            1998         1998
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $90          $98            $119         $108
Return on average common
 shareholders' equity (a)                                                            23%          27%             21%          20%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Annualized.



----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Services provided
                                                                                --------------------------------------------------
                                                                                        Total                        Total
                                                                                    Fee Services                 Banking Services
FOR THE THREE MONTHS ENDED                                                      JUNE 30,    March 31,        JUNE 30,    March 31,
(dollar amounts in millions)                                                        1998         1998            1998         1998
 ---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $106          $95            $103         $111
Return on average common
 shareholders' equity (a)                                                            36%          35%             16%          18%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Annualized.


Income before taxes for the total core sectors was $329 million in the second quarter of 1998, an increase of $4 million compared with $325 million in the first quarter of 1998. This increase resulted primarily from higher trust and investment management revenue, due to new business and higher volumes as well as fees resulting from the Founders acquisition, higher cash management and deposit transaction charges, and higher net interest revenue. The increase in trust and investment fees was partially offset by a $20 million decrease in the second quarter of 1998 of fees from electronic filing of income tax returns. Substantially all of this revenue is recognized in the first quarter of each year.

Income before taxes in the Consumer Fee Services sector increased $5 million in the second quarter of 1998 compared with the first quarter of 1998, primarily from higher mutual fund management revenue, due in part to the Founders acquisition.

The $17 million decrease in income before taxes in the Consumer Banking Services sector primarily resulted from the seasonally lower income tax return filing fee revenue, partially offset by the full-quarter favorable impact of the Mellon United National Bank and Mellon 1st Business Bank acquisitions.

Business Fee Services income before taxes in the second quarter of 1998 compared with the first quarter of 1998 increased $11 million primarily due to higher trust and investment management revenue, due in part to the Founders acquisition.

Business Banking Services income before taxes increased $5 million in the second quarter of 1998 compared with the first quarter of 1998, primarily due to lower operating expenses.

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

Tangible results for the second quarter of 1998, compared with the second quarter of 1997, reflect the effect of the acquisitions of Buck in July 1997, Dreyfus Brokerage Services in November 1997, Mellon United National Bank and Mellon 1st Business Bank in February 1998 and Founders in April 1998. Results, excluding the impact of intangibles, are shown in the table below.


----------------------------------------------------------------------------------------------------------------------------------
                                                                    Quarter ended                              Six months ended
                                                        ---------------------------------------           ------------------------
(dollar amounts in millions, except per                 JUNE 30,       March 31,       June 30,            JUNE 30,       June 30,
 share amounts; ratios annualized)                          1998            1998           1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                   $    215       $     206       $    186           $     421      $     368
After-tax impact of amortization of
  intangibles from purchase acquisitions                      28              25             20                  53             41
----------------------------------------------------------------------------------------------------------------------------------
         Tangible net income applicable
          to common stock                               $    243       $     231       $    206           $     474      $     409
         Tangible earnings per common
          share - diluted                               $    .91       $     .88       $    .79           $    1.79      $    1.56

Average common equity                                   $  4,126       $   3,873       $  3,393           $   4,000      $   3,441
Average goodwill and other
 identified intangibles                                    2,161           1,711          1,206               1,938          1,215
----------------------------------------------------------------------------------------------------------------------------------
         Average tangible common equity                 $  1,965       $   2,162       $  2,187           $   2,062      $   2,226
         Return on tangible common equity                  49.7%           43.3%          37.7%               46.4%          37.0%

Average total assets                                    $ 47,965       $  46,229       $ 42,413           $  47,102      $  42,301
Average tangible assets                                 $ 45,804       $  44,518       $ 41,207           $  45,164      $  41,086
Return on tangible assets                                  2.13%           2.18%          2.04%               2.16%          2.07%
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE

----------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter ended                                    Six months ended
                                               -------------------------------------------              --------------------------
                                               JUNE 30,         March 31,        June 30,               JUNE 30,          June 30,
(dollar amounts in millions)                       1998              1998             1997                  1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Fee revenue:
Trust and investment revenue:
   Investment management:
     Mutual fund                                   $120             $ 100            $  90               $   220             $ 177
     Private asset                                   54                52               42                   106                84
     Institutional asset                             53                50               41                   103                78
----------------------------------------------------------------------------------------------------------------------------------
       Total investment management
         revenue                                    227               202              173                   429               339
   Administration/custody/consulting:
     Mutual fund                                     34                33               33                    67                63
     Private asset                                    5                 4                4                     9                 8
     Institutional trust                             98                95               73                   193               139
     Benefits consulting                             54                52                -                   106                 -
----------------------------------------------------------------------------------------------------------------------------------
       Total administration/custody/
         consulting revenue                         191               184              110                   375               210
----------------------------------------------------------------------------------------------------------------------------------
       Total trust and investment
         fee revenue                                418               386              283                   804               549
Cash management and deposit
  transaction charges                                65                61               59                   126               115
Mortgage servicing fees                              53                55               53                   108               104
Foreign currency and securities
  trading revenue                                    38                41               25                    79                50
Credit card fees                                     23                24               25                    47                49
Other                                               115               131               95                   246               209
----------------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                            712               698              540                 1,410             1,076
Gains on sale of securities                           1                 -                -                     1                 -
----------------------------------------------------------------------------------------------------------------------------------
       Total noninterest revenue                   $713              $698             $540                $1,411            $1,076
----------------------------------------------------------------------------------------------------------------------------------
Fee revenue as a percentage of
  total revenue (FTE)                               66%               66%              59%                   66%               59%
Trust and investment fee revenue
  as a percentage of total revenue (FTE)            38%               36%              31%                   37%               30%
----------------------------------------------------------------------------------------------------------------------------------


Fee revenue increased $172 million, or 32%, in the second quarter of 1998, compared with the second quarter of 1997. Excluding the revenue resulting from the Buck, Founders and Dreyfus Brokerage Services acquisitions, fee revenue increased 13% compared with the prior-year period.

Total trust and investment fee revenue

The $135 million, or 48%, increase in trust and investment fee revenue in the second quarter of 1998, compared with the prior-year period, reflects revenue resulting from the Buck and Founders acquisitions, as well as an increase in the market value of assets under management, new business and higher transaction volumes. At June 30, 1998, the Corporation managed or administered more than $2 trillion in assets. Excluding the Buck and Founders revenue, trust and investment fees increased 15% compared with the second quarter of 1997.

The $54 million increase in investment management revenue resulted from a $30 million, or 33%, increase in mutual fund management revenue, a $12 million, or 30%, increase in private asset management revenue and a

--------------------------------------------------------------------------------


$12 million, or 27%, increase in institutional asset management revenue. These increases resulted from an increase in the market value of assets under management, new business and the Founders acquisition. Mutual fund management fees are discussed further on the following page.

As shown in the table below, the market value of trust assets under management was $350 billion at June 30, 1998, a $22 billion increase from $328 billion at March 31, 1998. This increase resulted from a general market increase, net new business and the Founders acquisition. At June 30, 1998, compared to March 31, 1998, the S&P 500 index increased 2.9% while the Lehman Brothers Long-Term Government Bond Index increased 4.7%. With the inclusion of the Newton funds, the Corporation's assets under management, using June 30, 1998 levels, will total approximately $370 billion.


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT - DREYFUS (a)
                                                             JUNE 30,      March 31,       Dec. 31,       Sept. 30,       June 30,
(in billions)                                                    1998           1998           1997            1997           1997
----------------------------------------------------------------------------------------------------------------------------------
Mutual funds managed - proprietary:
    Taxable money market funds:
      Institutions                                              $  35          $  34          $  33           $  32          $  30
      Individuals                                                   8              9              9               9              9
    Equity funds                                                   34             26             22              22             19
    Tax-exempt bond funds                                          16             16             17              17             17
    Tax-exempt money market funds                                   8              8              7               7              7
    Fixed-income funds                                              7              5              5               5              4
----------------------------------------------------------------------------------------------------------------------------------
        Total proprietary mutual funds managed                    108             98             93              92             86
Mutual funds managed - nonproprietary                              17             15             11              10              8
----------------------------------------------------------------------------------------------------------------------------------
        Total managed mutual fund assets                          125            113            104             102             94
Institutional asset (b)                                           184            175            165             163            159
Private asset                                                      41             40             36              34             33
----------------------------------------------------------------------------------------------------------------------------------
        Total market value of assets
          under management                                       $350           $328           $305            $299           $286
----------------------------------------------------------------------------------------------------------------------------------

(a) "Dreyfus," as defined for purposes of this table, consists of five business units: Dreyfus Funds, the retail mutual funds area of the Corporation which includes The Dreyfus Corporation and Founders Asset Management, LLC (as of April 1, 1998); Dreyfus Brokerage, which includes Dreyfus Investment Services Corporation and Dreyfus Brokerage Services; Dreyfus Retirement Services, the defined contribution business of the Corporation; Dreyfus Institutional Investors, the investment management business of the Corporation which includes The Boston Company Asset Management, Mellon Capital Management, Mellon Equity Associates, Mellon Bond Associates, Certus Asset Advisors, Franklin Portfolio Associates, Pareto Partners and Prime Advisors Inc.; and Mellon Private Asset Management, the high net worth personal trust and custody business of the Corporation.

(b) Includes assets managed at Pareto Partners of $25 billion at June 30, 1998; $24 billion at March 31, 1998; $21 billion at December 31, 1997; $21 billion at September 30, 1997; and $23 billion at June 30, 1997. The Corporation has a 30% equity interest in Pareto Partners.

At June 30, 1998, the combined market values of $17 billion of nonproprietary mutual funds and $184 billion of institutional assets managed, by asset type, were as follows: equities, $81 billion; balanced, $27 billion; fixed income, $61 billion; money market, $5 billion; and $27 billion, primarily in currency overlay and global fixed income products, including $25 billion at Pareto Partners, for a total of $201 billion.

--------------------------------------------------------------------------------


Mutual fund management fees

Mutual fund management fees are based upon the average net assets of each fund. Including the Founders funds of approximately $7 billion, the average net assets of proprietary mutual funds managed at Dreyfus/Founders in the second quarter of 1998 were $109 billion, up $24 billion from $85 billion in the second quarter of 1997 and up $12 billion from $97 billion in the first quarter of 1998. The increases from the prior periods primarily resulted from increases in average net assets of equity mutual funds and institutional taxable money market funds. Proprietary equity mutual funds, including the $7 billion of funds related to Founders, averaged $33 billion in the second quarter of 1998, compared with $17 billion in the second quarter of 1997, and $23 billion in the first quarter of 1998.


----------------------------------------------------------------------------------------------------------------------------------
MANAGED MUTUAL FUND FEE REVENUE                          Quarter ended                                       Six months ended
                                        --------------------------------------------------             ----------------------
                                               JUNE 30,         March 31,        June 30,               JUNE 30,          June 30,
(in millions)                                      1998              1998             1997                  1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees                           $130              $111              $99                  $241              $197
Less:  Fees waived and fund expense
  reimbursements                                     10                11                9                    21                20
----------------------------------------------------------------------------------------------------------------------------------
    Net managed mutual fund fees                   $120              $100              $90                  $220              $177
----------------------------------------------------------------------------------------------------------------------------------

Net managed mutual fund fees by fund category:
    Proprietary funds:
        Taxable money market funds:
          Institutions                             $ 21              $ 18              $16                 $  39              $ 31
          Individuals                                 8                 8                9                    16                18
        Equity funds                                 48                33               26                    81                50
        Tax-exempt bond funds                        23                24               24                    47                48
        Tax-exempt money market funds                 7                 7                7                    14                14
        Fixed-income funds                            9                 7                6                    16                11
----------------------------------------------------------------------------------------------------------------------------------
             Total proprietary fund fees            116                97               88                   213               172
    Nonproprietary fund management fees               4                 3                2                     7                 5
----------------------------------------------------------------------------------------------------------------------------------
             Net managed mutual fund fees          $120              $100              $90                  $220              $177
----------------------------------------------------------------------------------------------------------------------------------

Administration/custody/consulting fee revenue increased $81 million in the second quarter of 1998, compared with the second quarter of 1997. This increase reflected benefits consulting and institutional trust fees resulting from the Buck acquisition, new business and higher transaction volumes. Excluding the Buck fees from the second quarter of 1998 and excluding the fees from the corporate trust business which was sold in November 1997, from the second quarter of 1997, institutional trust fees increased 6% compared with the prior-year period.

The market value of assets under administration/custody, shown in the table on the following page, was $1,791 billion at June 30, 1998, an increase of $125 billion compared with $1,666 billion at March 31, 1998. This increase resulted from new business and a general market increase.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
(in billions)                                           1998             1998              1997             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust (a)                               $1,701           $1,564            $1,440           $1,396            $1,213
Mutual fund                                               54               67                60               60                63
Private asset                                             36               35                32               32                30
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,791           $1,666            $1,532           $1,488            $1,306
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $316 billion of assets at June 30, 1998; $317 billion of assets at March 31, 1998; $246 billion at December 31, 1997, and September 30, 1997; and $150 billion of assets at June 30, 1997, administered by CIBC Mellon Global Securities Services, a 50% owned joint venture.


Cash management and deposit transaction charges

The $6 million, or 11%, increase in cash management and deposit transaction charges in the second quarter of 1998, compared with the prior-year period, primarily resulted from higher volumes of business in customer receivables, payables and treasury management products.

Mortgage servicing fees

Mortgage servicing fees were unchanged in the second quarter of 1998, compared with the prior-year period. At June 30, 1998, the Corporation's total servicing portfolio was $75 billion, composed of $59 billion of residential and $16 billion of commercial servicing. At June 30, 1997, the total servicing portfolio was $75 billion, composed of $65 billion of residential and $10 billion of commercial servicing. The Corporation intends to sell its commercial mortgage servicing business in the second half of 1998. This business generated approximately $8 million of mortgage servicing fee revenue in the first half of 1998.

Foreign currency and securities trading revenue

The $13 million, or 52%, increase in foreign currency and securities trading revenue in the second quarter of 1998, compared with the prior-year period, was attributable to higher foreign exchange fees earned as a result of higher levels of customer activity, primarily in the Corporation's global custody business, and market volatility.

Credit card fees

Credit card fees were $23 million and $47 million in the second quarter and first half of 1998, respectively, compared with $25 million and $49 million in the second quarter and first half of 1997. The Corporation intends to sell its merchant card processing business in the second half of 1998. This business generated approximately $15 million of fee revenue in the first half of 1998.

Other fee revenue

Other fee revenue was $115 million in the second quarter of 1998, an increase of $20 million compared with the second quarter of 1997. This increase resulted from fees generated by Dreyfus Brokerage Services, higher gains from the sale of equity securities and other assets, and higher fees from many fee-based services.

--------------------------------------------------------------------------------


Second quarter 1998 compared with first quarter 1998

Fee revenue increased $14 million in the second quarter of 1998, compared with the first quarter of 1998, resulting primarily from a $32 million increase in trust and investment fees, due to new business and higher transaction volumes and fees resulting from the Founders acquisition. The increase in trust and investment fees compared with the first quarter of 1998 was partially offset by a $16 million decrease in other fee revenue. The decrease primarily resulted from the seasonal decrease in the second quarter of 1998 of fees from the electronic filing of income tax returns. Substantially all of this revenue is recognized in the first quarter of each year. Fees from the electronic filing of income tax returns are expected to be materially lower in 1999, as a contract with a major income tax return preparer expires at the end of 1998. Excluding the fees resulting from Founders in the second quarter of 1998 and excluding the tax return filing fees from both the first and second quarters of 1998, fee revenue increased 3% in the second quarter of 1998 over the first quarter of 1998.

Year-to-date 1998 compared with year-to-date 1997

Fee revenue totaled $1,410 million in the first half of 1998, a $334 million increase compared with the prior-year period, primarily resulting from the same factors responsible for the second quarter of 1998 increase as compared to the prior-year period. Excluding the revenue resulting from the Buck, Founders and Dreyfus Brokerage Services acquisitions, fee revenue increased 14% compared with the prior-year period.

NET INTEREST REVENUE
--------------------------------------------------------------------------------


Net interest revenue, on a fully taxable equivalent basis, for the second quarter of 1998 totaled $374 million, compared with $371 million in the second quarter of 1997 and $367 million in the first quarter of 1998. The net interest margin was 3.97% in the second quarter of 1998, compared with 4.29% in the second quarter of 1997 and 4.06% in the first quarter of 1998.

The $3 million increase in fully taxable equivalent net interest revenue in the second quarter of 1998, compared with the second quarter of 1997, primarily resulted from the favorable impacts of the Mellon United National Bank, Mellon 1st Business Bank and Dreyfus Brokerage Services acquisitions, net of funding costs, and loan growth. Primarily offsetting these factors was the effect of the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio, the funding costs of other acquisitions whose revenue is included in fee revenue, and the Series K preferred stock redemption.

Second quarter 1998 compared with first quarter 1998

Net interest revenue increased $7 million, compared with the first quarter of 1998, primarily resulting from the full-quarter favorable impact of the February 1998 Mellon United National Bank and Mellon 1st Business Bank acquisitions, net of funding costs, and loan growth, partially offset by the funding costs related to the Founders acquisition.

Year-to-date 1998 compared with year-to-date 1997

Net interest revenue and the net interest margin, on a taxable equivalent basis, were $741 million and 4.02%, respectively, in the first half of 1998, compared with $744 million and 4.33% in the first half of 1997. The $3 million decrease in net interest revenue in the first six months of 1998, compared with the first six months of 1997, was primarily due to funding costs related to the Buck and Founders acquisitions, the transfer of the CornerStone(sm) credit card loans into an accelerated resolution portfolio and the Series K preferred stock redemption, partially offset by the favorable impacts of the Mellon United National Bank, Mellon 1st Business Bank and Dreyfus Brokerage Services acquisitions, net of funding costs, and loan growth. The 31 basis point decrease in the net interest margin in the first half of 1998, compared with the first half of 1997, primarily resulted from funding costs related to the acquisitions and the Series K preferred stock redemption.

--------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Six months ended
                                                                               -----------------------------------------------------
                                                                                      JUNE 30, 1998               June 30, 1997
                                                                                 AVERAGE          AVERAGE     Average        Average
                  (dollar amounts in millions)                                   BALANCE     YIELDS/RATES     balance   yields/rates
------------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Federal funds sold and securities under resale agreements  $     910       5.55%         $    422       5.31%
                    Interest-bearing deposits with banks                             611       5.09               554       4.99
                    Other money market investments                                   133       5.57                80       4.82
                    Trading account securities                                       240       5.98               186       5.64
                    Securities:
                      U.S. Treasury and agency securities (a)                      5,230       6.84             5,662       6.78
                      Obligations of states and political subdivisions (a)            38       7.82                49       7.81
                      Other (a)                                                      137       6.91               110       6.89
                    Loans, net of unearned discount (a)                           29,827       8.02            27,607       8.24
                                                                                --------                     --------
                         Total interest-earning assets                            37,126       7.72            34,670       7.89
                  Cash and due from banks                                          3,250                        2,736
                  Premises and equipment                                             562                          577
                  Customers' acceptance liability                                    107                          257
                  Net acquired property                                               59                           74
                  Other assets (a)                                                 6,424                        4,518
                  Reserve for credit losses                                         (496)                        (521)
                  ------------------------------------------------------------------------------------------------------------------
                         Total assets                                            $47,032                     $ 42,311
------------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                   $     328       2.28%         $    228       1.45%
shareholders'         Money market and other savings accounts                     10,936       2.91            10,109       2.82
equity                Retail savings certificates                                  7,638       5.02             6,903       4.93
                      Other time deposits                                          1,898       5.57             1,994       5.54
                    Deposits in foreign offices                                    2,646       4.92             2,775       4.86
                                                                                --------                     --------
                         Total interest-bearing deposits                          23,446       4.03            22,009       3.97
                    Federal funds purchased and securities under
                     repurchase agreements                                         2,013       5.40             1,438       5.40
                    U.S. Treasury tax and loan demand notes                          552       5.33               502       5.28
                    Term federal funds purchased                                     467       5.73               598       5.58
                    Short-term bank notes                                            304       5.72                73       5.70
                    Commercial paper                                                 219       5.57                74       5.33
                    Other funds borrowed                                             350       9.00               348       8.29
                    Notes and debentures (with original maturities over one year)  2,900       6.94             2,617       7.05
                                                                                 --------                    --------
                         Total interest-bearing liabilities                       30,251       4.54            27,659       4.46
                  Total noninterest-bearing deposits                               9,693                        8,187
                  Acceptances outstanding                                            107                          257
                  Other liabilities (a)                                            1,985                        1,551
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities                                        42,036                       37,654
                  ------------------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures               991                          990
                  ------------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                         4,005                        3,667
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                  $47,032                      $42,311
------------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                       7.72%                        7.89%
                  Cost of funds supporting interest-earning assets                             3.70                         3.56
                  ------------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                   4.02%                        4.33%
                    Without taxable equivalent increments                                      4.00                         4.30
                  ------------------------------------------------------------------------------------------------------------------

(a)  Amounts and yields exclude adjustments to fair value required by FAS No.
     115.
Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using

------------------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended
------------------------------------------------------------------------------------------------------------------------------------
       JUNE 30, 1998             March 31, 1998              Dec. 31, 1997             Sept. 30, 1997            June 30, 1997
  AVERAGE       AVERAGE      Average      Average      Average      Average      Average       Average      Average        Average
  BALANCE  YIELDS/RATES      balance  yields/rates     balance  yields/rates     balance  yields/rates      balance   yields/rates
------------------------------------------------------------------------------------------------------------------------------------

$     853       5.52%       $    967       5.58%      $    792       5.05%      $    601       5.59%       $    438       5.28%
      569       4.93             655       5.24            468       5.16            496       5.14             547       4.89
      175       5.12              90       6.46            137       5.77            134       5.73              96       5.36
      239       5.60             242       6.35            159       5.41            171       5.44             210       5.69

    5,385       6.72           5,071       6.98          5,129       6.71          5,315       6.74           5,470       6.84
       45       6.67              35       8.71             26       7.78             29       7.63              47       7.68
      126       6.93             148       6.92            105       7.80            109       5.92             107       7.45
   30,281       8.05          29,367       7.99         28,461       8.07         27,583       8.18          27,810       8.27
 --------                   --------                  --------                  --------                   --------
   37,673       7.72          36,575       7.72         35,277       7.75         34,438       7.84          34,725       7.93
    3,281                      3,220                     3,026                     2,875                      2,798
      562                        562                       592                       601                        581
       92                        123                       253                       315                        255
       68                         49                        53                        71                         72
    6,721                      6,120                     5,510                     5,057                      4,523
     (499)                      (492)                     (495)                     (512)                      (517)
------------------------------------------------------------------------------------------------------------------------------------
  $47,898                    $46,157                   $44,216                   $42,845                    $42,437
------------------------------------------------------------------------------------------------------------------------------------


 $    347       2.14%      $     309       2.43%      $    239       2.15%      $    231       2.50%       $    228       1.49%
   11,069       2.91          10,801       2.91         10,128       2.89          9,840       2.84          10,010       2.87
    7,680       5.01           7,596       5.04          7,514       5.08          7,336       5.06           7,081       4.98
    2,092       5.55           1,702       5.59          1,456       5.78          1,710       5.77           1,767       5.71
    2,740       4.86           2,550       4.98          2,594       4.92          2,425       4.88           2,737       4.90
---------                  ---------                 ---------                 ---------                  ---------
   23,928       4.03          22,958       4.04         21,931       4.07         21,542       4.05          21,823       4.02

    2,257       5.38           1,765       5.44          1,522       5.66          1,163       5.58           1,457       5.62
      684       5.32             418       5.35            401       5.36            467       5.40             596       5.39
      388       5.63             546       5.80            631       5.83            570       5.86             724       5.67
      296       5.68             313       5.76            231       5.30            199       6.52              69       5.81
      237       5.55             200       5.60             70       5.54             58       5.45              67       5.38
      352       9.16             351       8.83            556       7.75            435       8.19             378       8.28
    3,003       6.88           2,797       7.01          2,781       6.94          2,832       6.83           2,716       7.01
---------                  ---------                 ---------                 ---------                  ---------
   31,145       4.53          29,348       4.54         28,123       4.58         27,266       4.56          27,830       4.54
    9,620                      9,767                     9,154                     8,807                      8,290
       92                        123                       253                       315                        255
    1,968                      2,001                     1,961                     1,776                      1,470
------------------------------------------------------------------------------------------------------------------------------------
   42,825                     41,239                    39,491                    38,164                     37,845
------------------------------------------------------------------------------------------------------------------------------------

      991                        991                       990                       990                        990
------------------------------------------------------------------------------------------------------------------------------------
    4,082                      3,927                     3,735                     3,691                      3,602
------------------------------------------------------------------------------------------------------------------------------------

  $47,898                    $46,157                   $44,216                   $42,845                    $42,437
------------------------------------------------------------------------------------------------------------------------------------
                7.72%                      7.72%                     7.75%                     7.84%                      7.93%
                3.75                       3.66                      3.68                      3.60                       3.64
------------------------------------------------------------------------------------------------------------------------------------

                3.97%                      4.06%                     4.07%                     4.24%                      4.29%
                3.95                       4.04                      4.05                      4.22                       4.27
------------------------------------------------------------------------------------------------------------------------------------

      dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES

---------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter ended                                 Six months ended
                                             -------------------------------------------              ---------------------------
                                             JUNE 30,           March 31,       June 30,              JUNE 30,          June 30,
(in millions)                                    1998              1998             1997                  1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                       $15               $15              $25                   $30               $50
Net revenue from acquired property                 (2)               (1)              (3)                   (3)               (6)
---------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                       $13               $14              $22                   $27               $44
---------------------------------------------------------------------------------------------------------------------------------

Credit quality expense, defined as the provision for credit losses less the net revenue from acquired property, decreased $9 million in the second quarter of 1998, compared with the second quarter of 1997, primarily as a result of a $10 million decrease in provision for credit losses. The decrease in the provision for credit losses primarily resulted from lower credit card net credit losses following the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio.

A summary of the Corporation's net credit losses is presented on the following page. The $19 million decrease in net credit losses, compared with the second quarter of 1997, primarily resulted from a $20 million decrease in credit card net credit losses. Net credit losses decreased by $5 million, compared with the first quarter of 1998, primarily due to lower commercial real estate net credit losses.

The decrease in both credit quality expense and net credit losses in the first half of 1998, compared with the first half of 1997, primarily resulted from lower credit card net credit losses as a result of the actions taken on the CornerStone(sm) portfolio in December 1997, offset, in part, by higher commercial real estate net credit losses and lower international loan recoveries. The net carrying value of the accelerated resolution portfolio at June 30, 1998, was $106 million, compared with $130 million at March 31, 1998, and $157 million at December 31, 1997. The Corporation expects a significant reduction in credit card net credit losses throughout 1998, compared with 1997.

The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb future losses inherent in the loan portfolio. Management establishes the credit loss reserve using a documented loan loss assessment process that estimates loss potential in the portfolio as a whole. For further information regarding the methodology used in determining the adequacy of the reserve, see the "Reserve for credit losses and review of net credit losses" discussion in the Corporation's 1997 Annual Report to Shareholders. The reserve for credit losses totaled $498 million at June 30, 1998, compared with $475 million at December 31, 1997, and $511 million at June 30, 1997. The $13 million decrease in the reserve for credit losses from June 30, 1997, resulted primarily from credit losses on the CornerStone(sm) credit card loans, partially offset by the addition of $24 million of reserves acquired in the Mellon United National Bank and Mellon 1st Business Bank acquisitions.

The ratio of the loan loss reserve to nonperforming loans at June 30, 1998, was 463%, compared with 349% at March 31, 1998, 356% at year-end 1997 and 570% at June 30, 1997. This ratio can vary significantly over time as the credit quality characteristics of the loan portfolio change. This ratio also can vary with shifts in portfolio mix. The decrease in this ratio from June 30, 1997, primarily resulted from an increase in the level of nonperforming loans.

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                           Quarter ended                                     Six months ended
                                             ---------------------------------------------           ----- ------------------------
                                             JUNE 30,         March 31,          June 30,             JUNE 30,            June 30,
(dollar amounts in millions)                     1998              1998             1997                  1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                   $496              $475             $518                  $475                $525
Net change in reserve primarily
 from acquisitions                                  -                24                -                    24                   -
Credit losses:
  Domestic:
     Commercial and financial                      (1)               (3)              (1)                   (4)                (10)
     Commercial real estate                         -                (5)               -                    (5)                 (1)
     Consumer credit:
       Credit cards                               (12)              (10)             (33)                  (22)                (66)
       Other consumer credit                       (5)               (5)              (7)                  (10)                (13)
     Lease finance assets                          (4)               (2)              (2)                   (6)                 (2)
-----------------------------------------------------------------------------------------------------------------------------------
         Total domestic credit losses             (22)              (25)             (43)                  (47)                (92)
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                       2                 3                2                     5                   6
     Commercial real estate                         -                 1                2                     1                   5
     Consumer credit:
       Credit cards                                 2                 1                3                     3                   5
       Other consumer credit                        4                 2                2                     6                   5
     Lease finance assets                           1                 -                2                     1                   2
----------------------------------------------------------------------------------------------------------------------------------
         Total domestic                             9                 7               11                    16                  23
  International                                     -                 -                -                     -                   5
----------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                           9                 7               11                    16                  28
----------------------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Domestic:
     Commercial and financial                       1                 -                1                     1                  (4)
     Commercial real estate                         -                (4)               2                    (4)                  4
     Consumer credit:
       Credit cards                               (10)               (9)             (30)                  (19)                (61)
       Other consumer credit                       (1)               (3)              (5)                   (4)                 (8)
     Lease finance assets                          (3)               (2)               -                    (5)                  -
----------------------------------------------------------------------------------------------------------------------------------
         Total domestic                           (13)              (18)             (32)                  (31)                (69)
  International                                     -                 -                -                     -                   5
----------------------------------------------------------------------------------------------------------------------------------
         Total net credit losses                  (13)              (18)             (32)                  (31)                (64)
Provision for credit losses                        15                15               25                    30                  50
----------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                         $498              $496             $511                  $498                $511
----------------------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of total loans          1.62%             1.63%            1.82%                 1.62%               1.82%
----------------------------------------------------------------------------------------------------------------------------------
Annualized net credit losses
 to average loans                                .17%              .24%             .46%                  .21%                .47%
----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE

--------------------------------------------------------------------------------------------------------------------------------
                                                           Quarter ended                                   Six months ended
                                             ------------------------------------------               --------------------------
                                             JUNE 30,         March 31,         June 30,              JUNE 30,          June 30,
(dollar amounts in millions)                     1998              1998             1997                  1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Staff expense                                    $355              $357             $276                  $712            $  544
Professional, legal and other
 purchased services                                67                61               46                   128                92
Net occupancy expense                              59                56               54                   115               106
Amortization of mortgage servicing assets
 and purchased credit card relationships           44                45               28                    89                56
Business development                               42                36               38                    78                75
Equipment expense                                  41                39               36                    80                72
Amortization of goodwill and
 other intangible assets                           35                30               27                    65                54
Communications expense                             26                26               25                    52                51
Other expense                                      52                47               41                    99                86
--------------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-
       preferred securities expense and
       net revenue from acquired property         721               697              571                 1,418             1,136
Trust-preferred securities expense                 19                20               19                    39                39
Net revenue from acquired property                 (2)               (1)              (3)                   (3)               (6)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                     $738              $716             $587                $1,454            $1,169
--------------------------------------------------------------------------------------------------------------------------------
Average full-time equivalent staff             28,600            27,900           25,500                28,200            25,400
--------------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (a)                              66%               65%              62%                   66%               62%
Efficiency ratio excluding amortization
 of goodwill and other intangible assets          63%               62%              59%                   63%               59%
--------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense and net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sale of securities.

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $150 million, or 26%, in the second quarter of 1998 compared with the prior-year period, primarily resulting from the Buck, Founders, Mellon United National Bank, Mellon 1st Business Bank and Dreyfus Brokerage Services acquisitions, higher amortization of mortgage servicing assets and business growth. Excluding the effect of these acquisitions and the increase in the amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 4%.

Staff expense increased $79 million compared with the second quarter of 1997, primarily from the acquisitions as well as an increase in performance-based incentive expense.

Professional, legal and other purchased services increased $21 million compared with the second quarter of 1997. This increase primarily resulted from an increase in consulting expenses related to business growth and reengineering initiatives, and from the acquisitions. Net occupancy expense and equipment expense each increased $5 million compared with the second quarter of 1997, primarily from the impact of the acquisitions.

The amortization of mortgage servicing assets and purchased credit card relationships increased $16 million compared with the second quarter of 1997, primarily resulting from an acceleration of amortization due to a higher level of mortgage prepayments. Declines in interest rates can result in prepayments of the mortgage loans underlying mortgage servicing rights (MSRs), which can decrease future net servicing revenue. Decreases in expected future net servicing revenue can result in accelerated amortization and potential impairment of MSRs. The Corporation has entered into various off-balance-sheet instruments to hedge the prepayment risk associated with its mortgage servicing portfolio. See pages 38 and 39 for a further discussion of the instruments.

--------------------------------------------------------------------------------


Second quarter 1998 compared with first quarter 1998

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $24 million in the second quarter of 1998, compared with the first quarter of 1998. This increase resulted primarily from the Founders acquisition and the full-quarter impact of the February 1998 acquisitions of Mellon United National Bank and Mellon 1st Business Bank, as well as from business growth offset, in part, by lower severance expense.

Year-to-date 1998 compared with year-to-date 1997

The $282 million increase in operating expense before trust-preferred securities expense and net revenue from acquired property in the first half of 1998, compared with the first half of 1997, primarily resulted from the same factors responsible for the second quarter 1998 increase as compared to the prior-year period.

Year 2000 Project

In early 1996, the Corporation formed a year 2000 project team to identify information technology and non-information technology systems that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's business areas are in various stages of this project plan. The Corporation currently expects to have substantially completed programming changes and internal testing of internal mission critical computer systems by December 31, 1998, and to have begun significant enterprise testing of mission critical systems in late 1998, with such enterprise testing continuing through mid-1999. The Corporation currently expects to have substantially completed remediation and testing of both information technology and non-information technology systems that the Corporation has determined are of high business value and priority by June 30, 1999.

The Corporation incurred expenses throughout 1996 and 1997 and in the first two quarters of 1998 related to this project and will continue to incur expenses over the next 18 months. The Corporation currently estimates that the costs related to systems reprogramming and testing of the mainframe systems will be approximately $55 to $70 million and that system costs related to distributed processing will be approximately $15 to $25 million. Approximately 15% of these costs were incurred in 1996 and 1997 with approximately 50% expected to be incurred in 1998 and 35% in 1999. A significant portion of total year 2000 project expenses is represented by existing staff that has been redeployed to this project. The Corporation does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the year 2000 project are not expected to materially impact operating results in any one period.

The impact of year 2000 issues on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has an ongoing process of identifying and contacting mission critical third party vendors and other significant third parties to determine their year 2000 plans and target dates. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their year 2000 issues on as timely a basis as U.S. businesses. Notwithstanding the Corporation's efforts, there can be no assurance that mission critical third party vendors or other significant third parties will adequately address their year 2000 issues.

--------------------------------------------------------------------------------


The Corporation is developing contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve identifying alternate vendors or internal remediation. The Corporation is also enhancing its existing business resumption plans to reflect year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any year 2000 problems that become evident after December 31, 1999. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, there may be increases in the Corporation's problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of such losses at this time.

If year 2000 issues are not adequately addressed by the Corporation and third parties, the Corporation's business, results of operations and financial position could be materially adversely affected.

The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs, the dates by which the Corporation expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of year 2000 testing, adequate resolution of year 2000 issues by governmental agencies, businesses or other third parties who are service providers, suppliers, borrowers or customers of the Corporation, unanticipated system costs, the need to replace hardware, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


INCOME TAXES
--------------------------------------------------------------------------------


The provision for income taxes totaled $233 million in the first half of 1998, compared with $216 million in the first half of 1997. The Corporation's effective tax rate for the first half of 1998 was 35.3%, compared with 36.3% for the first half of 1997. It is currently anticipated that the effective tax rate will remain at approximately 35.3% for the remainder of 1998.

ASSET/LIABILITY MANAGEMENT

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter ended
                                                                                    --------------------------------------------
                                                                                    JUNE 30,         March 31,          June 30,
(average balances in millions)                                                          1998              1998              1997
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                            $  1,597          $  1,712          $  1,081
Trading account securities                                                               239               242               210
Securities                                                                             5,596             5,301             5,600
Loans                                                                                 30,302            29,389            27,806
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                  37,734            36,644            34,697
Noninterest-earning assets                                                            10,730            10,077             8,233
Reserve for credit losses                                                               (499)             (492)             (517)
--------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $47,965           $46,229           $42,413
--------------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                           $38,328           $37,299           $33,965
Wholesale and purchased funds                                                          9,637             8,930             8,448
--------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                 $47,965           $46,229           $42,413
--------------------------------------------------------------------------------------------------------------------------------



The increase in the Corporation's average interest-earning assets in the second quarter of 1998, compared with the second quarter of 1997, reflects a $2,496 million increase in average loans and a $516 million increase in average money market investments. Excluding the effect of acquisitions, average loans in the second quarter of 1998 grew by approximately $1.1 billion, compared with the prior-year period, primarily in the residential mortgage warehouse portfolio and wholesale lending.

Core funds, which are considered to be the most stable sources of funding, are defined principally as money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, and trust-preferred securities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $5,011 million in the second quarter of 1998 from the prior-year period, reflecting a higher level of noninterest-earning assets and higher loan levels. The increase in noninterest-earning assets includes a higher level of goodwill resulting from the Mellon United National Bank, Founders, Mellon 1st Business Bank, Buck and Dreyfus Brokerage Services acquisitions, and a higher level of cash and due from banks and receivables. Average core funds increased $4,363 million in the second quarter of 1998 from the prior-year period, primarily reflecting higher levels of deposits due, in part, to the acquisitions. Core funds averaged 95% of core assets in the second quarter of 1998, compared with 96% in the first quarter of 1998 and the second quarter of 1997.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, U.S. Treasury tax and loan demand notes, short-term bank notes, commercial paper, other time deposits and other funds borrowed. Average wholesale and purchased funds increased $1,189 million compared with the prior-year period, primarily reflecting an increase in federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit and short-term bank notes. As a percentage of total average assets, average wholesale and purchased funds was 20% in the second quarter of 1998, compared with 19% in the first quarter of 1998, and 20% in the second quarter of 1997.


COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------


The loan portfolio increased $2,510 million at June 30, 1998, compared with June 30, 1997, reflecting the Mellon 1st Business Bank and Mellon United National Bank acquisitions as well as increases in other consumer credit,

--------------------------------------------------------------------------------


consumer mortgages and small business lending. Partially offsetting these increases was a lower level of credit card loans due, in part, to the transfer of $231 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio in the fourth quarter of 1997. At June 30, 1998, the composition of the loan portfolio was 58% commercial and 42% consumer.


--------------------------------------------------------------------------------------------------------------------------------
                                                     JUNE 30,       March 31,        Dec. 31,        Sept. 30,          June 30,
(in millions)                                            1998            1998            1997             1997              1997
--------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial                           $11,283         $11,158         $10,826          $10,259           $10,796
   Commercial real estate                               2,134           1,999           1,509            1,599             1,671
   Consumer credit:
     Consumer mortgage                                  8,506           8,689           8,505            8,318             7,870
     Credit card                                          830             862             931            1,104             1,161
     Other consumer credit                              3,582           3,396           3,166            2,785             2,590
--------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                         12,918          12,947          12,602           12,207            11,621
   Lease finance assets                                 2,570           2,578           2,639            2,502             2,512
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                          28,905          28,682          27,576           26,567            26,600
INTERNATIONAL LOANS                                     1,749           1,661           1,566            1,712             1,544
--------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount        $30,654         $30,343         $29,142          $28,279           $28,144
--------------------------------------------------------------------------------------------------------------------------------


Commercial and financial

The domestic commercial and financial loan portfolio primarily consists of loans to corporate borrowers in the manufacturing, service, energy, communications, wholesale and retail trade, public utilities and financial services industries. Total domestic commercial and financial loans increased by $487 million, or 5%, at June 30, 1998, compared to June 30, 1997, primarily as a result of an increase in small business lending as well as the Mellon 1st Business Bank and Mellon United National Bank acquisitions. Commercial and financial loans represented 37% of the total loan portfolio at June 30, 1998, and 38% at June 30, 1997. Nonperforming domestic commercial and financial loans were .16% of total domestic commercial and financial loans at June 30, 1998, and .12% at June 30, 1997. This ratio has been less than 1% for 21 consecutive quarters.

Commercial real estate

The Corporation's $2,134 million domestic commercial real estate loan portfolio consists of $1,367 million of commercial mortgages, which generally are secured by nonresidential and multifamily residential properties and commercial construction loans generally with maturities of 60 months or less. Also included in this portfolio are $767 million of owner-occupied and other loans. Owner-occupied and other loans are loans that are secured by real estate; however, the commercial property is not being relied upon as the primary source of repayment.

Domestic commercial real estate loans increased by $463 million, or 28%, at June 30, 1998, compared with June 30, 1997. This increase primarily resulted from the Mellon United National Bank and Mellon 1st Business Bank acquisitions. Domestic commercial real estate loans were 7% of total loans at June 30, 1998, up from 6% a year earlier. Nonperforming commercial real estate loans were .85% of total domestic commercial real estate loans at June 30, 1998, compared with .55% at June 30, 1997.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS                                                                   Percent of
                                                                                                    June 30,           total loans
(dollar amounts in millions)                                                                            1998           outstanding
----------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans                                                            $1,367                    4%
Owner-occupied and other loans                                                                           767                    3
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                                        $2,134                    7%
----------------------------------------------------------------------------------------------------------------------------------


Consumer mortgage

The consumer mortgage portfolio includes jumbo residential mortgages, traditional one- to four-family residential mortgages, fixed-term home equity loans and home equity revolving credit line loans. At June 30, 1998, this portfolio totaled $8,506 million, a $636 million, or 8%, increase from June 30, 1997. This increase resulted from an increase in the one- to four-family residential mortgage warehouse portfolio and jumbo mortgages.

Jumbo mortgages are variable rate residential mortgages that range from $250,000 to $3 million. These loans totaled $3.7 billion at June 30, 1998, an increase of approximately $290 million from June 30, 1997, primarily as a result of new loan originations, partially offset by paydowns and sales.

Loans secured by one- to four-family residential mortgages increased approximately $320 million to $2.3 billion at June 30, 1998. This increase primarily resulted from an increase in the loans held in the residential warehouse portfolio. Fixed-term home equity loans were $1.8 billion at June 30, 1998, virtually unchanged from June 30, 1997. Home equity revolving credit line loans were $.7 billion at June 30, 1998, compared with $.6 billion at June 30, 1997. Nonperforming consumer mortgages were .65% and .68% of total consumer mortgages at June 30, 1998, and June 30, 1997, respectively.

Credit card

At June 30, 1998, credit card loans totaled $830 million, a $331 million, or 28%, decrease from June 30, 1997. Credit card loans represented 3% of total loans at June 30, 1998, compared with 4% a year earlier. This decrease primarily resulted from the transfer of $231 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio in the fourth quarter of 1997 and from credit losses. Credit card loans are charged off after becoming 180 days delinquent and as such are not placed on nonperforming status prior to charge-off. The ratio of credit card loans 90 days or more past due to total credit card loans was 1.08% at June 30, 1998, compared with .88% at March 31, 1998, and 2.04% at June 30, 1997. The past-due ratios at June 30, 1998, and March 31, 1998, reflect the transfer of CornerStone(sm) loans to an accelerated resolution portfolio. The CornerStone(sm) credit card portfolio was 31% of total credit cards at June 30, 1998, compared with 47% at June 30, 1997.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $3,582 million at June 30, 1998, an increase of $992 million, or 38%, from June 30, 1997. The increase was primarily due to a higher level of margin loans following the November 1997 acquisition of Dreyfus Brokerage Services, as well as a higher level of automobile loans related to the February 1998 acquisition of Mellon 1st Business Bank. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans comprised approximately 48% of this portfolio at June 30, 1998.

--------------------------------------------------------------------------------


Lease finance assets

Lease finance assets totaled $2,570 million at June 30, 1998, an increase of $58 million, compared with June 30, 1997. Lease finance assets represented 8% of the total loan portfolio at June 30, 1998, compared with 9% at June 30, 1997. Nonperforming leases were .48% of total leases at June 30, 1998, compared with
 .37% at June 30, 1997.

International loans

Loans to international borrowers totaled $1,749 million at June 30, 1998, up 13% from $1,544 million at June 30, 1997, primarily due to increased activity with large corporate customers and foreign banks. There were no nonperforming international loans at June 30, 1998.

Assets held for accelerated resolution

In December 1997, the Corporation transferred $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. In connection with this transfer, the Corporation evaluated the carrying value of these loans and recorded a credit loss of $65 million to reflect an estimated net realizable value of $166 million. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of the portfolio. The net carrying value of the accelerated resolution portfolio was $106 million at June 30, 1998, compared with $130 million at March 31, 1998, and $157 million at December 31, 1997. This portfolio is in other assets on the Corporation's balance sheet.


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       JUNE 30,        March 31,          June 30,
(in millions)                                                                              1998             1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                            $33,578 (a)      $32,064           $27,259
Standby letters of credit and foreign guarantees                                          3,696 (b)        3,962             3,881
Commercial letters of credit                                                                181              180               104
Residential mortgage loans serviced with recourse                                            90              104               112
Custodian securities lent with indemnification
  against broker default of return of securities                                         31,108           27,397            28,077
----------------------------------------------------------------------------------------------------------------------------------

(a) Approximately 30% of these commitments are scheduled to expire within one year, and approximately 85% are scheduled to expire within five years.
(b)  Net of participations and cash collateral totaling $327 million.

CAPITAL
--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA
(dollar amounts in millions,                                         JUNE 30,         March 31,         Dec. 31,          June 30,
 except per share amounts)                                               1998              1998             1997              1997
------------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                           $ 4,234           $ 4,086          $ 3,652           $ 3,377
Common shareholders' equity to assets ratio                              8.92%             8.62%            8.13%             7.72%

Tangible common shareholders' equity                                  $ 2,078           $ 2,168          $ 2,227           $ 2,180
Tangible common shareholders' equity
  to assets ratio (a)                                                    4.59%             4.76%            5.12%             5.13%

Total shareholders' equity                                            $ 4,234           $ 4,086          $ 3,845           $ 3,570
Total shareholders' equity to assets ratio                               8.92%             8.62%            8.56%             8.17%

Tier I capital ratio                                                     6.51              6.80             7.77              7.94
Total (Tier I plus Tier II) capital ratio                               10.83             11.28            12.73             13.24
Leverage capital ratio                                                   6.65              7.04             8.02              8.20

Book value per common share                                           $ 16.24           $ 15.70          $ 14.39           $ 13.42
Tangible book value per common share                                  $  7.97           $  8.33          $  8.77           $  8.66

Closing common stock price                                            $69.688           $ 63.50          $ 60.63           $45.125
Market capitalization                                                 $18,168           $16,523          $15,386           $11,353
Common shares outstanding (000)                                       260,708           260,210          253,786           251,599
------------------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.

The increase in shareholders' equity at June 30, 1998, compared with June 30, 1997, primarily reflects earnings retention and common shares issued in the Buck acquisition in July 1997. Also impacting total shareholders' equity, compared with June 30, 1997, was the February 1998 redemption of the $200 million Series K preferred stock. The increase in shareholders' equity at June 30, 1998, compared with March 31, 1998, primarily reflects earnings retention. There were no common stock repurchases in the first half of 1998. At June 30, 1998, approximately 4.8 million common shares remain available for repurchase under a 6 million share repurchase program authorized by the board of directors in July 1997. The Corporation currently does not intend to repurchase any common shares during the remainder of 1998.


COMMON SHARES OUTSTANDING

------------------------------------------------------------------------------------------------------------------------------
                                                                               SECOND QUARTER     YEAR TO DATE       Full Year
(in millions)                                                                            1998             1998            1997
------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                            260.2            253.8           257.3
Shares issued for stock-based benefit plans and dividend reinvestment plan                 .5              1.8             5.1
Shares issued for Mellon United National Bank acquisition                                   -              5.1               -
Shares issued for Buck acquisition                                                          -                -             3.5
Shares repurchased                                                                          -                -            (12.1) (a)
-------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                        260.7            260.7           253.8
------------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of $534 million for an average share price of $44.01 per share.


On April 21, 1998, the Corporation's shareholders approved an amendment to the Corporation's Restated Articles of Incorporation to increase the authorized number of shares of common stock from 400 million to 800 million.

--------------------------------------------------------------------------------


Regulatory capital

Tier I and Total capital are expressed as a percentage of risk-adjusted assets, which include various credit risk-weighted percentages of on-balance-sheet assets, as well as off-balance-sheet exposures. The Leverage capital ratio evaluates capital adequacy on the basis of the ratio of Tier I capital to quarterly average total assets as reported on the Corporation's regulatory financial statements, net of the loan loss reserve, goodwill and certain other intangibles. For an institution to qualify as well-capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well-capitalized at June 30, 1998. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

Effective January 1, 1998, the regulatory agencies began to incorporate market risk into the risk-based capital guidelines. Any bank or bank holding company whose trading activity exceeds either: (1) 10% or more of its total assets, or
(2) $1 billion or greater, must measure its exposure to market risk using its own internal value-at-risk model and hold capital in support of that exposure. This requirement had minimal impact on the Corporation's risk-based capital ratios.


----------------------------------------------------------------------------------------------------------------------------------
RISK-BASED AND LEVERAGE CAPITAL RATIOS                                JUNE 30,        March 31,          Dec. 31,        June 30,
(dollar amounts in millions)                                              1998             1998              1997            1997
----------------------------------------------------------------------------------------------------------------------------------
Tier I capital:
     Common shareholders' equity (a)                                  $  4,200         $  4,045          $  3,619        $  3,375
     Qualifying preferred stock                                              -                -               193             193
     Trust-preferred securities (b)                                        991              991               991             932
     Other items                                                            12                5                 4              (7)
     Goodwill and certain other intangibles                             (2,148)          (1,913)           (1,366)         (1,119)
----------------------------------------------------------------------------------------------------------------------------------
         Total Tier I capital                                            3,055            3,128             3,441           3,374
Tier II capital                                                          2,026            2,061             2,197           2,250
---------------------------------------------------------------------------------------------------------------------------------
         Total qualifying capital                                     $  5,081         $  5,189          $  5,638        $  5,624
---------------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets:
     On-balance-sheet                                                  $32,049          $31,572           $29,772         $28,863
     Off-balance-sheet                                                  14,885           14,428            14,515          13,611
---------------------------------------------------------------------------------------------------------------------------------
         Total risk-adjusted assets                                    $46,934          $46,000           $44,287         $42,474
---------------------------------------------------------------------------------------------------------------------------------
Average assets - leverage capital basis                                $45,919          $44,404           $42,926         $41,161
---------------------------------------------------------------------------------------------------------------------------------
Tier I capital ratio (c)                                                  6.51%            6.80%             7.77%           7.94%
Total capital ratio (c)                                                  10.83            11.28             12.73           13.24
Leverage capital ratio (c)                                                6.65             7.04              8.02            8.20
----------------------------------------------------------------------------------------------------------------------------------

(a) In accordance with regulatory guidelines, $34 million, $41 million, $33 million and $2 million of unrealized gains, net of tax, on assets classified as available for sale at June 30, 1998, March 31, 1998, December 31, 1997, and June 30, 1997, respectively, have been excluded.
(b) The amount of trust-preferred securities that qualifies as Tier I capital is subject to the same regulatory limit of 25% of total Tier I capital that is applied to cumulative perpetual preferred stocks.
(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

The decrease in the Corporation's regulatory capital ratios, compared with March 31, 1998, and June 30, 1997, reflects an increase in goodwill and other intangibles and a higher level of risk-adjusted assets, resulting from acquisitions. The Series K preferred stock redemption also was a factor in the decrease compared with June 30, 1997.

--------------------------------------------------------------------------------


When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing assets and purchased credit card relationships.

Goodwill and other intangibles

----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                               $2,050            $1,805           $1,341            $1,089
----------------------------------------------------------------------------------------------------------------------------------


The $961 million increase in goodwill at June 30, 1998, compared with June 30, 1997, resulted from an approximately $1,075 million increase related to the Mellon United National Bank, Founders, Mellon 1st Business Bank, Buck, Dreyfus Brokerage Services and Clair Odell Group acquisitions, partially offset by amortization. The amortization of goodwill for the remaining six months of 1998 will be approximately $55 million. Based upon the current level and amortization schedule, the annual amortization of goodwill for the years 1999 through 2003 is expected to be approximately $110 million, $109 million, $107 million, $105 million and $105 million, respectively. The after-tax impact of the annual amortization of goodwill for the years 1999 through 2003 is expected to be approximately $95 million, $95 million, $93 million, $91 million and $90 million, respectively.


----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Purchased core deposit intangibles                                       $ 88              $ 95              $65              $ 76
Other identified intangibles                                               18                18               19                32
----------------------------------------------------------------------------------------------------------------------------------
     Total purchased core deposit
       and other identified intangibles                                  $106              $113              $84              $108
----------------------------------------------------------------------------------------------------------------------------------

The decrease in purchased core deposit and other identified intangibles from June 30, 1997, resulted from amortization and the sale of 50% of the R-M Trust Company, primarily offset by purchased core deposit intangibles related to the Mellon 1st Business Bank and Mellon United National Bank acquisitions. The amortization of purchased core deposits and other identified intangibles for the remaining six months of 1998 will be approximately $14 million. The annual amortization of purchased core deposit and other identified intangibles for the full years 1999 through 2003 is expected to be approximately $28 million, $16 million, $10 million, $8 million and $5 million, respectively. The after-tax impact of the annual amortization of these items for the full years 1999 through 2003 is anticipated to be approximately $18 million, $10 million, $7 million, $5 million and $3 million, respectively.

Mortgage servicing assets and purchased credit card relationships


----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets                                              $  990            $1,108           $1,052              $960
Purchased credit card relationships                                        20                22               23                26
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships                             $1,010            $1,130           $1,075              $986
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The Corporation capitalized $70 million and $175 million in the second quarters of 1998 and 1997, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were more than offset by a reduction resulting from the sale of more than $7 billion of residential servicing in the second quarter of 1998 as well as from amortization. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $42 million and $27 million in the second quarters of 1998 and 1997, respectively. The estimated fair value of capitalized mortgage servicing assets was $1,046 million at June 30, 1998.


LIQUIDITY AND DIVIDENDS
--------------------------------------------------------------------------------


The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement, with approximately two years remaining until maturity, and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $657 million during the first half of 1998 to $2,993 million at June 30, 1998. The decrease reflected $1,083 million of net cash used in investing activities, primarily offset by $201 million of net cash provided by operating activities and $197 million of net cash provided by financing activities. Net cash used in investing activities primarily reflected loan growth, an increase in securities available for sale, and acquisitions, partially offset by proceeds from the sale of loan portfolios and a loan securitization. Net cash provided by financing activities primarily reflected an increase in long-term borrowings, partially offset by the redemption of the Series K preferred stock and dividends paid on common and preferred stock.

There were no contractual maturities of the Corporation's long-term debt during the second quarter of 1998. In May 1998, Standard & Poor's raised the Corporation's senior debt rating to "A+" from "A" and its subordinated debt rating to "A" from "A-". In May 1998, Standard & Poor's also raised Mellon Bank, N.A.'s senior debt rating to "AA-" from "A+" and its subordinated debt rating to "A+" from "A." At June 30, 1998, Moody's rated the Corporation's and Mellon Bank, N.A.'s senior debt "A2" and "A1," respectively, and the Corporation's and Mellon Bank, N.A.'s subordinated debt "A3" and "A2," respectively.

On April 21, 1998, the Corporation announced a 9% increase in the quarterly common stock dividend to $.36 per common share. The increase in common dividend was paid on May 15, 1998, to shareholders of record at the close of business on April 30, 1998. This is the seventh quarterly common dividend increase that the Corporation has announced since the beginning of 1994, resulting in a total common dividend per share increase of 184%. The Corporation paid $177 million in common stock dividends in the first half of 1998, compared with $162 million in the prior-year period. The common dividend payout ratio was 44% in the second quarter of 1998, compared with 46% in the second quarter of 1997. On a tangible earnings per common share basis, the common dividend payout ratio was 39% in the second quarter of 1998 and 41% in the second quarter of 1997. In addition, the Corporation paid $2 million in preferred stock dividends during the first quarter of 1998 and recorded

--------------------------------------------------------------------------------


approximately $7 million in issue costs as preferred stock dividends in connection with the redemption of the Series K preferred stock. There was no preferred stock outstanding at June 30, 1998, or during the second quarter of 1998. Based upon shares outstanding at June 30, 1998, and the current quarterly common dividend rate of $.36 per share, the annualized common stock dividend requirement is expected to be approximately $375 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 22 in the Corporation's 1997 Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 1998, of approximately $718 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 1998, and the date of any such dividend declaration. The bank subsidiaries declared dividends to the parent Corporation of $240 million in the first half of 1998, $450 million in 1997 and $400 million in 1996. Dividends paid to the parent Corporation by nonbank subsidiaries totaled $38 million in the first half of 1998, $34 million in 1997 and $21 million in 1996. In addition, The Boston Company returned $100 million of capital to the parent Corporation in 1997.


INTEREST RATE SENSITIVITY ANALYSIS
--------------------------------------------------------------------------------


The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation's assets, liabilities and off-balance-sheet instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation's long-term interest rate exposure is evaluated. These analyses provide an understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

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

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 or 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on common shareholders' equity. This analysis was done using the levels of all interest-earning assets and off-balance-sheet instruments used for interest rate risk management at June 30, 1998, assuming that the level of loan fees remains unchanged, and excludes the impact of

--------------------------------------------------------------------------------


interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the June 30, 1998, levels and remaining at those levels thereafter. In addition, the simulation presumes risk positions are replenished with like products. This analysis excludes the effect that rate movements can have on the value of mortgage servicing rights, discussed on pages 38 and 39.


----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                             Movements in interest rates from June 30, 1998, rates
----------------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                                     Increase                            Decrease
                                                                -------------------------------      -----------------------------
  compared with June 30, 1998:                                  +50bp       +100bp       +200bp      -50bp     -100bp       -200bp
                                                                -------------------------------      -----------------------------
  Net interest revenue increase (decrease)                      (.1)%        (.6)%       (1.8)%      (.2)%      (.4)%       (1.1)%
  Earnings per share increase (decrease)                     $      -       $(.02)     $  (.06)     $(.01)     $(.02)     $  (.04)
  Return on common equity increase (decrease)                     (1) bp      (13) bp      (40) bp     (3) bp    (10) bp      (24)bp
----------------------------------------------------------------------------------------------------------------------------------


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

Interest rate swaps involve the exchange of fixed and variable interest payments based upon a contractual notional amount. In an index amortizing swap, the notional amount will vary based upon an underlying index. Generally, as rates fall, the notional amounts decline more rapidly and, as rates increase, notional amounts decline more slowly. Callable swaps are generic swaps with a call option at the option of the counterparty. Callable swaps' notional amounts are not based on interest rate indices, but call options will be exercised or not exercised on the basis of market interest rates. The callable swaps entered into by the Corporation are subject to call options in August 1998, February 1999 and November 1999, at the option of the counterparty. If after a specified time period the call options are not exercised, the swaps will remain outstanding until their contractual maturity date. The use of financial futures and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the board of directors and the Finance Committee. The Corporation's off-balance-sheet instruments used to manage its interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 24 in the Corporation's 1997 Annual Report to Shareholders.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                          June 30,
(notional amounts in millions)                 1998         1999         2000         2001          2002        2003+         1998
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount                         $    15      $     -       $    -         $  -          $  -         $700       $  715
    Weighted average rate:
      Receive                                 5.22%            -            -            -             -        6.62%        6.59%
      Pay                                     5.70%            -            -            -             -        5.69%        5.69%

Receive fixed/pay floating indexed
 amortizing swaps:
    Notional value                          $   829      $ 1,603       $  199         $ 80          $ 64         $  -       $2,775
    Weighted average rate:
      Receive                                 5.92%        5.79%        7.15%        7.14%         7.10%            -        6.00%
      Pay                                     5.66%        5.69%        5.69%        5.69%         5.69%            -        5.68%

Receive fixed/pay floating
 callable swaps: (b)
    Notional value                          $   650      $   500       $    -         $  -          $  -         $  -       $1,150
    Weighted average rate:
      Receive                                 6.90%        6.80%            -            -             -            -        6.85%
      Pay                                     5.69%        5.70%            -            -             -            -        5.70%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount                         $   227      $   220       $    -         $  -          $  5         $ 70       $  522
    Weighted average rate:
      Receive                                 5.46%        5.71%            -            -         5.72%        5.69%        5.60%
      Pay                                     5.79%        6.18%            -            -         6.59%        6.09%        6.00%

----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                $ 1,721      $ 2,323       $  199          $80           $69         $770       $5,162
----------------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based upon interest rate indices.
(b) Expected maturity dates, based upon interest rates at June 30, 1998, are shown in this table.


The gross notional amount of off-balance-sheet products used to manage the Corporation's interest rate risk was $5.2 billion at June 30, 1998, virtually unchanged from $5.1 billion at March 31, 1998. This gross notional amount, which is presented in the table above, should be viewed in the context of the Corporation's overall interest rate risk management activities to assess its impact on the net interest margin. These off-balance-sheet instruments were used to modify the Corporation's natural asset-sensitive position. The table on the following page presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest-rate-sensitive instruments.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                                                                       JUNE 30,        March 31,          June 30,
(in millions)                                                                              1998             1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                     $2,850           $2,842            $3,400
Instruments associated with other liabilities                                               765              705               722
Instruments associated with loans                                                         1,547            1,583             1,926
----------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                                               $5,162           $5,130            $6,048
----------------------------------------------------------------------------------------------------------------------------------

The Corporation entered into these off-balance-sheet products to reduce the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $5 million and $11 million in the second quarter and first half of 1998, respectively, compared with $7 million and $13 million in the second quarter and first half of 1997.

During the first quarter of 1998, the Corporation terminated interest rate swap contracts that were used to lock in the cost of the $350 million of subordinated debt issued in February 1998. These terminations resulted in a deferred loss of $6 million. This unamortized deferred loss, combined with net unaccreted deferred gains of $11 million resulting from prior terminations, resulted in a net unaccreted deferred gain of approximately $5 million, carried as other liabilities, at June 30, 1998. The Corporation accreted approximately $1 million and $2 million of these net deferred gains into net interest revenue in the second quarter and first half of 1998, respectively. No contracts were terminated during the second quarter of 1998.

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

To mitigate the prepayment risk of decreasing long-term interest rates, higher than expected mortgage prepayments and a potential impairment to MSRs, the Corporation uses interest rate floor and interest rate swap contracts tied to yields on 10-year constant maturity Treasury notes. At June 30, 1998, the Corporation had approximately $7.6 billion of interest rate floor agreements outstanding and $1.2 billion of interest rate swap agreements outstanding. In addition, the Corporation had $298 million of principal only swaps outstanding at June 30, 1998. These instruments are collectively structured to gain value as interest rates decrease, therefore reducing the potential impairment of MSRs. Conversely, the value of these instruments will decrease if interest rates increase.

Realized gains/losses and cash settlements on these instruments are recorded as adjustments to the carrying value of the MSRs. As of June 30, 1998, the Corporation had approximately $43 million of cash received from gains on terminations of hedges on MSRs and payments on existing hedges. This balance is amortized over the estimated lives of the underlying mortgage servicing assets. These instruments do not entirely eliminate risk. Mortgage prepayment rates may not occur as expected. The table on the following page presents the gross notional amounts of off-balance-sheet instruments used to manage prepayment risk associated with MSRs.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO
MANAGE PREPAYMENT RISK OF MSRS                                                                                              Total at
                                                                                                                            June 30,
(dollar amounts in millions)                                1998         1999       2000       2001       2002      2003+       1998
------------------------------------------------------------------------------------------------------------------------------------
Interest rate floors (notional)                           $    -      $     -    $     -    $     -     $1,850     $5,741     $7,591
   Weighted average strike rates                               -            -          -          -      5.67%      5.32%      5.41%
   Fair value                                                                                                                 $   96

Receive fixed/pay floating interest
  rate swaps (notional)                                   $    -      $     -    $     -    $     -     $    -     $1,200     $1,200
   Weighted average rates:
     Receive                                                   -            -          -          -          -      6.04%      6.04%
     Pay                                                       -            -          -          -          -      5.66%      5.66%
   Fair value                                                                                                                 $   20

Principal only swaps (notional) (a)                       $  298      $     -    $     -    $     -     $    -     $   -      $  298
   Fair value                                                                                                                 $   21
------------------------------------------------------------------------------------------------------------------------------------

   Total notional amount                                  $  298      $     -    $     -    $     -     $1,850     $6,941     $9,089
------------------------------------------------------------------------------------------------------------------------------------

(a) Shown as maturing in 1998 because the swaps can be canceled at the Corporation's discretion. Contractual maturity is $18 million in 1998, $46 million in 2002 and $234 million in 2003.

In addition to the risk management instruments previously discussed, the Corporation has entered into contracts to hedge anticipated transactions. The Corporation has entered into $228 million of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized in the last six months of 1998. There was an unrecognized loss of approximately $2 million related to these anticipated transactions at June 30, 1998.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at June 30, 1998, was a positive $201 million, compared to a positive $106 million at March 31, 1998. This increase primarily resulted from an increase in the fair value of interest rate swaps, as well as an increase in the fair value of MSR hedges resulting from a decrease in interest rates during the second quarter of 1998. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         JUNE 30,         March 31,       June 30,
(notional amounts in millions)                                                               1998              1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments: (b)
     Interest rate swaps                                                                   $5,162            $5,102         $5,657
     Options, caps and floors purchased (c)                                                     -                28             40
     Futures contracts                                                                          -                 -            337
     Forward rate agreements                                                                    -                 -             14
Mortgage servicing rights risk management instruments:
     Interest rate floors                                                                   7,591             6,600              -
     Interest rate swaps                                                                    1,200             2,050              -
     Principal only swaps                                                                     298               434              -
Other products:
     Total return swaps                                                                       170               144            137
     Interest rate swaps and futures contracts
        hedging anticipated transactions                                                      228               265              -
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $202 million at June 30, 1998, $119 million at March 31, 1998, and $15 million at June 30, 1997.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.
(c)  There were no options, caps or floors written.


Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps, interest rate caps and floors, and interest rate forward contracts, to enable customers to meet their financing objectives and to manage their interest- and currency-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue. In the second quarter and first half of 1998, the Corporation recorded $42 million and $79 million, respectively, of fee revenue from these activities, primarily from foreign exchange contracts entered into on behalf of customers, compared with $24 million and $47 million in the second quarter and first half of 1997, respectively. The total notional values of these contracts were $55 billion at June 30, 1998, $57 billion at March 31, 1998, and $39 billion at June 30, 1997, and are included in the off-balance-sheet instruments used for trading activities table on the following page.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value at risk methodology to estimate the potential daily amount that could be lost. Value at risk measures the volatility of the value of equity, which is the present value of future expected cash flows of assets, liabilities and off-balance-sheet instruments. Position limits are assigned

--------------------------------------------------------------------------------


to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities, primarily related to foreign currency contracts, was approximately $2 million at June 30, 1998, unchanged from March 31, 1998.

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

OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         JUNE 30,         March 31,       June 30,
(notional amounts in millions)                                                               1998              1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                                              $16,406           $18,553        $12,457
     Commitments to sell                                                                   16,630            18,702         12,579
Foreign currency and other option contracts purchased                                         683               767            661
Foreign currency and other option contracts written                                           697               734            606
Interest rate agreements: (b)
     Interest rate swaps                                                                    9,937             7,483          5,499
     Options, caps and floors written                                                       1,202               605          1,975
     Options, caps and floors purchased                                                     1,024               812          1,966
     Futures and forward contracts                                                          8,676             9,349          3,131
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $451 million at June 30, 1998, $520 million at March 31, 1998, and $358 million at June 30, 1997.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Recently issued accounting standard

In June 1998, the Financial Accounting Standard Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement is effective January 1, 2000, and need not be applied retroactively to financial statements of prior periods. The statement may be adopted early, as of the beginning of any quarter beginning with the third quarter of 1998. The Corporation intends to adopt this statement January 1, 2000. The Corporation is currently evaluating the impact that this statement will have on its financial position and results of operation, but it is not expected to be material.

NONPERFORMING ASSETS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30,      March 31,     Dec. 31,     Sept. 30,     June 30,
(dollar amounts in millions)                                         1998           1998         1997          1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                  $107           $142         $133          $104        $  90
Acquired property, net of the OREO reserve                             63             49           48            71           72
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $170           $191         $181          $175         $162
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                   .35%           .47%         .46%          .37%         .32%
Total nonperforming assets as a percentage of
  total loans and net acquired property                              .55%           .63%         .62%          .62%         .57%
--------------------------------------------------------------------------------------------------------------------------------


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

At June 30, 1998, nonperforming assets totaled $170 million, a decrease of $21 million from March 31, 1998. The $35 million decrease in nonperforming commercial real estate loans at June 30, 1998, compared with March 31, 1998, primarily resulted from the foreclosure on a commercial property and its transfer to OREO. This increase in OREO was partially offset by sales of other properties, which resulted in an overall decrease of nonperforming assets at June 30, 1998, compared with March 31, 1998. Nonperforming assets increased $8 million compared with June 30, 1997, primarily resulting from the addition of the above mentioned commercial real estate loan to nonperforming status in the fourth quarter of 1997, the reclassification from segregated assets of $10 million of commercial real estate loans to nonperforming loans and $2 million to OREO following the expiration of the FDIC loss-sharing arrangement on January 1, 1998, and the addition of $6 million of nonperforming loans from the Mellon United National Bank and Mellon 1st Business Bank acquisitions in February 1998. These increases were partially offset by the sale of OREO properties. The ratio of nonperforming assets to total loans and net acquired property was .55% at June 30, 1998, compared with .63% at March 31, 1998, and .57% at June 30, 1997. This ratio, which can be expected to vary over time with changes in the economy, has been lower than 1% for 16 consecutive quarters.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                                    JUNE 30,       March 31,       Dec. 31,      Sept. 30,        June 30,
(dollar amounts in millions)                                1998            1998           1997           1997            1997
------------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                 $  18           $  19          $  17          $  20           $  11
  Commercial real estate                                      18              53             49             14               9
  Consumer credit:
     Consumer mortgage                                        55              56             52             52              54
     Other consumer credit                                     4               3              5              5               5
  Lease finance assets                                        12              11             10             11               9
------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                              107             142            133            102              88
Restructured loans                                             -               -              -              2               2
------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)                       107             142            133            104              90
------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                        69              53             52             76              77
  Reserve for real estate acquired                            (9)             (9)            (9)            (9)             (9)
------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                             60              44             43             67              68
  Other assets acquired                                        3               5              5              4               4
------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                              63              49             48             71              72
------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                        $ 170           $ 191          $ 181          $ 175           $ 162
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
 loan portfolio segments:
     Domestic commercial and financial loans                 .16%            .17%           .16%           .22%            .12%
     Domestic commercial real estate loans                   .85            2.67           3.25            .90             .55
     Domestic consumer mortgage loans                        .65             .65            .62            .62             .68
     Domestic lease finance assets                           .48             .40            .38            .43             .37
     Total loans                                             .35             .47            .46            .37             .32
Nonperforming assets as a percentage of
 total loans and net acquired property                       .55             .63            .62            .62             .57
------------------------------------------------------------------------------------------------------------------------------

(a) Includes $2 million, $42 million, $44 million, $23 million and $10 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED JUNE 30
                                                     Domestic
                                  ----------------------------------------------------------------
                                                                                           Lease                    Total
                                   Commercial       Commercial           Consumer         Finance            -----------------
(in millions)                     & Financial      Real Estate            Credit           Assets            1998         1997
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $19              $53               $59              $11            $142          $95
  Additions                                 5                1                 9                7              22           22
  Payments (a)                             (2)              (2)               (3)              (2)             (9)         (19)
  Return to accrual status                 (3)               -                (5)              (1)             (9)          (4)
  Credit losses                            (1)               -                 -               (2)             (3)          (4)
  Transfers to acquired property            -              (34)               (1)              (1)            (36)           -
------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30            $18              $18               $59              $12            $107          $90
------------------------------------------------------------------------------------------------------------------------------

(a)  Includes interest applied to principal and sales.


------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE SIX MONTHS ENDED JUNE 30
                                                              Domestic
                                  ----------------------------------------------------------------
                                                                                           Lease                    Total
                                   Commercial       Commercial           Consumer         Finance            -----------------
(in millions)                     & Financial      Real Estate            Credit           Assets            1998         1997
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                      $17              $49               $57              $10            $133          $94
  Acquired from Mellon United National
    Bank and Mellon 1st Business Bank       1                5                 -                -               6            -
  Reclassification from segregated assets   -               10                 -                -              10            -
  Additions                                11                3                17               11              42           88
  Payments (a)                             (4)              (9)               (7)              (3)            (23)         (65)
  Return to accrual status                 (3)              (1)               (6)              (1)            (11)         (11)
  Credit losses                            (4)              (5)                -               (4)            (13)         (14)
  Transfers to acquired property            -              (34)               (2)              (1)            (37)          (2)
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at June 30            $18              $18               $59              $12            $107          $90
------------------------------------------------------------------------------------------------------------------------------

(a)  Includes interest applied to principal and sales.


--------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL NONPERFORMING LOAN DATA                                                                             June 30,
(dollar amounts in millions)                                                                              1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Book balance                                                                                              $107             $  90
Contractual balance                                                                                        124               105
Book balance as a percentage of contractual balance                                                        87%               85%
Interest receipts applied to reduce principal:
   Second quarter                                                                                         $  -             $   -
   Year-to-date                                                                                              2                 -
Interest receipts recognized in interest revenue:
   Second quarter                                                                                            1                 2
   Year-to-date                                                                                              2                 5
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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


-----------------------------------------------------------------------------------------------------
IMPAIRED LOANS                                                                       Quarter ended
                                                                                        June 30,
(dollar amounts in millions)                                                      1998           1997
-----------------------------------------------------------------------------------------------------
Impaired loans - period-end (a)                                                    $48            $36
Average impaired loans                                                              52             44
Interest revenue recognized on impaired loans (b)                                    1              2
-----------------------------------------------------------------------------------------------------

(a) Includes $19 million and $7 million of impaired loans with a related impairment reserve of $2 million and $1 million at June 30, 1998, and June 30, 1997, respectively.
(b) All income was recognized using the cash basis method of income recognition.

Acquired property, net of the OREO reserve, totaled $63 million at June 30, 1998, $49 million at March 31, 1998, and $72 million at June 30, 1997.


--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                                Quarter ended                        Six months ended
                                                                              June 30,                              June 30,
(in millions)                                                          1998              1997             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                    $44               $71              $43               $76
Reclassification from segregated assets                                   -                 -                2                 -
Foreclosures                                                             37                 2               39                 5
Sales                                                                   (23)               (5)             (27)              (13)
Write-downs, losses, OREO provision and other                             2                 -                3                 -
--------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                           60                68               60                68
Other acquired assets                                                     3                 4                3                 4
--------------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve                   $63               $72              $63               $72
--------------------------------------------------------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                       Quarter ended                 Six months ended
                                                                                  June 30,                         June 30,
(in millions)                                                               1998             1997           1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                             $9               $9             $9             $10
Write-downs on real estate acquired                                            -                -              -               -
Provision                                                                      -                -              -              (1)
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                $9               $9             $9             $ 9
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

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                             JUNE 30,      March 31,       Dec. 31,       Sept. 30,       June 30,
(dollar amounts in millions)                                   1998           1998           1997            1997           1997
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                   $  34          $  45          $  38            $ 32          $  38
     Ratio                                                      .40%           .52%           .44%            .38%           .48%
   Credit card (a)                                                9              8              8              24             24
     Ratio                                                     1.08%           .88%           .84%           2.19%          2.04%
   Student - government guaranteed                               47             43             44              42             38
     Ratio                                                     2.86%          2.50%          2.69%           2.55%          2.46%
   Other consumer                                                 1              1              1               1              2
     Ratio                                                      .07%           .07%           .09%            .13%           .15%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                           91             97             91              99            102
          Ratio                                                 .71%           .75%           .72%            .81%           .88%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (b)                                                   10             11             13              17              9
----------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                   $101           $108           $104            $116           $111
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes past-due CornerStone(sm) credit card loans included in the accelerated resolution portfolio.
(b)  Includes lease finance assets.
Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                            JUNE 30,      March 31,        Dec. 31,     June 30,
                (dollar amounts in millions)                                    1998           1998            1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                     $  2,993       $  3,312        $  3,650     $  3,447
                Interest-bearing deposits with banks                             537            620             553          466
                Federal funds sold and securities under resale agreements        240            549             383          674
                Other money market investments                                   105             94              72          120
                Trading account securities                                       126            140              75          112
                Securities available for sale                                  3,957          3,547           2,767        3,333
                Investment securities (approximate fair value
                  of $1,899, $2,022, $2,118 and $2,257)                        1,861          1,987           2,082        2,249
                Loans, net of unearned discount of $68, $64, $48 and $48      30,654         30,343          29,142       28,144
                Reserve for credit losses                                       (498)          (496)           (475)        (511)
                                                                            ---------      ---------       ---------   ----------
                       Net loans                                              30,156         29,847          28,667       27,633
                Customers' acceptance liability                                   78             84             182          300
                Premises and equipment                                           559            557             573          581
                Goodwill and other intangibles                                 2,156          1,918           1,425        1,197
                Mortgage servicing assets and purchased
                  credit card relationships                                    1,010          1,130           1,075          986
                Acquired property, net of reserves of $9, $9, $9 and $9           63             49              48           72
                Other assets                                                   3,607          3,580           3,340        2,542
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                          $47,448        $47,414         $44,892      $43,712
                ----------------------------------------------------------------------------------------------------------------

Liabilities     Noninterest-bearing deposits in domestic offices            $  8,880       $  9,505        $  7,975     $  9,483
                Interest-bearing deposits in domestic offices                 21,350         20,956          19,954       19,431
                Interest-bearing deposits in foreign offices                   2,967          2,635           3,376        2,412
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                         33,197         33,096          31,305       31,326
                Federal funds purchased and securities under
                  repurchase agreements                                        1,849          2,295           1,997          790
                U.S. Treasury tax and loan demand notes                        1,006            472             447          908
                Term federal funds purchased                                     352            409             625          829
                Short-term bank notes                                            275            300             330           63
                Commercial paper                                                 161            259              67           58
                Other funds borrowed                                             258            319             278          351
                Acceptances outstanding                                           78             84             182          300
                Other liabilities                                              2,044          2,100           2,252        1,568
                Notes and debentures (with original maturities over one year)  3,003          3,003           2,573        2,959
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                      42,223         42,337          40,056       39,152
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests
preferred         in Corporation's junior subordinated
securities        deferrable interest debentures                                 991            991             991          990
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                    -              -             193          193
equity          Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 800,000,000 shares
                    Issued - 294,330,960 shares                                  147            147             147          147
                Additional paid-in capital                                     1,879          1,855           1,818        1,812
                Retained earnings                                              3,124          3,003           2,884        2,671
                Accumulated unrealized gains (losses), net of tax                 19             30              21           (5)
                Treasury stock of 33,623,356; 34,120,588; 40,545,114; and
                  42,732,010 shares, at cost                                    (935)          (949)         (1,218)      (1,248)
                -----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                       4,234          4,086           3,652        3,377
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                              4,234          4,086           3,845        3,570
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities
                         and shareholders' equity                            $47,448        $47,414         $44,892      $43,712
                ----------------------------------------------------------------------------------------------------------------

                See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT
--------------------------------------------------------------------------------


MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Six months ended
                                                                                                      --------------------------
                                                                                                      JUNE 30,          June 30,
(in millions, except per share amounts)                                                                   1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees of $34 and $36)                                 $1,183            $1,124
                  Interest-bearing deposits with banks                                                      15                14
                  Federal funds sold and securities under resale agreements                                 25                11
                  Other money market investments                                                             4                 2
                  Trading account securities                                                                 7                 5
                  Securities                                                                               183               195
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                                             1,417             1,351
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                                             404               367
                  Deposits in foreign offices                                                               65                67
                  Federal funds purchased and securities under repurchase agreements                        54                38
                  Other short-term borrowings                                                               58                48
                  Notes and debentures                                                                     100                91
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                                               681               611
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                                                 736               740
revenue           Provision for credit losses                                                               30                50
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses                               706               690
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                                                         804               549
revenue           Cash management and deposit transaction charges                                          126               115
                  Mortgage servicing fees                                                                  108               104
                  Foreign currency and securities trading revenue                                           79                50
                  Credit card fees                                                                          47                49
                  Other                                                                                    246               209
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                                                  1,410             1,076
                  Gains on sales of securities                                                               1                 -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                                                          1,411             1,076
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                                                            712               544
expense           Professional, legal and other purchased services                                         128                92
                  Net occupancy expense                                                                    115               106
                  Amortization of mortgage servicing assets and purchased credit card relationships         89                56
                  Business development                                                                      78                75
                  Equipment expense                                                                         80                72
                  Amortization of goodwill and other intangible assets                                      65                54
                  Communications expense                                                                    52                51
                  Other expense                                                                             99                86
                  Trust-preferred securities expense                                                        39                39
                  Net revenue from acquired property                                                        (3)               (6)
                  ---------------------------------------------------------------------------------------------------------------
                      Total operating expense                                                            1,454             1,169
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                                               663               597
                  Provision for income taxes                                                               233               216
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                                                           430               381
                  Dividends on preferred stock                                                               9                13
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                                            $   421            $  368
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income                                                                     $  1.62            $ 1.43
share             Diluted net income                                                                   $  1.59            $ 1.40
                  --------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,   March 31,   Dec. 31,   Sept. 30,    June 30,
(in millions, except per share amounts)                                      1998        1998       1997        1997        1997
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                   of $17, $17, $23, $22 and $19)                            $606        $577       $577        $567        $571
                  Interest-bearing deposits with banks                          6           9          6           6           7
                  Federal funds sold and securities under
                   resale agreements                                           12          13         10           9           6
                  Other money market investments                                3           1          2           2           1
                  Trading account securities                                    3           4          2           2           3
                  Securities                                                   93          90         88          94          96
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  723         694        685         680         684
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                207         197        192         190         186
                  Deposits in foreign offices                                  33          32         32          30          33
                  Federal funds purchased and securities
                   under repurchase agreements                                 30          24         22          17          20
                  Other short-term borrowings                                  30          28         29          28          28
                  Notes and debentures                                         52          48         49          49          47
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  352         329        324         314         314
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    371         365        361         366         370
revenue           Provision for credit losses                                  15          15         73          25          25
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses  356         350        288         341         345
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                            418         386        387         375         283
revenue           Cash management and deposit transaction charges              65          61         65          62          59
                  Mortgage servicing fees                                      53          55         56          53          53
                  Foreign currency and securities trading revenue              38          41         36          32          25
                  Credit card fees                                             23          24         24          24          25
                  Gain on sale of corporate trust business                      -           -         43           -           -
                  Other                                                       115         131         96          89          95
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       712         698        707         635         540
                  Gains on sales of securities                                  1           -          -           -           -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               713         698        707         635         540
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               355         357        354         344         276
expense           Professional, legal and other purchased services             67          61         72          55          46
                  Net occupancy expense                                        59          56         64          55          54
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                     44          45         33          29          28
                  Business development                                         42          36         37          36          38
                  Equipment expense                                            41          39         65          38          36
                  Amortization of goodwill and other intangible assets         35          30         26          25          27
                  Communications expense                                       26          26         26          25          25
                  Other expense                                                52          47         45          44          41
                  Trust-preferred securities expense                           19          20         19          20          19
                  Net revenue from acquired property                           (2)         (1)       (12)         (1)         (3)
                  ---------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 738         716        729         670         587
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                  331         332        266         306         298
                  Provision for income taxes                                  116         117         71         111         108
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                              215         215        195         195         190
                  Dividends on preferred stock                                  -           9          4           4           4
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                  $215        $206       $191        $191        $186
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income                                          $ .82       $ .80      $ .76       $ .75       $ .73
share             Diluted net income                                        $ .81       $ .78      $ .75       $ .73       $ .71
                  --------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six months ended
                                                                                                                 June 30,
                           (in millions)                                                                  1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                     $430              $381
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                             Amortization of goodwill and other intangible assets                           65                54
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                          89                56
                             Depreciation and other amortization                                            51                53
                             Deferred income tax expense                                                    45                45
                             Provision for credit losses                                                    30                50
                             Provision for real estate acquired and other losses                             3                 2
                             Net gains on dispositions of acquired property                                 (5)               (6)
                           Net increase in accrued interest receivable                                       -                (7)
                           Net increase in trading account securities                                      (44)              (23)
                           Net increase (decrease) in accrued interest payable,
                             net of amounts prepaid                                                         18               (14)
                           Net increase in residential mortgages held for sale                            (109)             (315)
                           Net increase in other operating activities                                     (372)               (5)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                                201               271
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                            (17)              (54)
                           Net decrease (increase) in federal funds sold and securities
                             under resale agreements                                                       355              (214)
                           Purchases of securities available for sale                                   (2,291)           (3,522)
                           Proceeds from sales of securities available for sale                            835             1,114
                           Proceeds from maturities of securities available for sale                       937             3,197
                           Purchases of investment securities                                              (10)              (20)
                           Proceeds from maturities of investment securities                               232               145
                           Net decrease in credit card receivables                                          83                75
                           Net principal disbursed on loans to customers                                (1,769)           (1,332)
                           Loan securitization                                                             533                 -
                           Loan portfolio purchases                                                        (69)               (4)
                           Proceeds from the sales of loan portfolios                                      753               783
                           Purchases of premises and equipment                                             (60)              (63)
                           Proceeds from sales of acquired property                                         32                19
                           Net cash disbursed in purchase of Mellon United National Bank                   (94)                -
                           Net cash disbursed in purchase of Mellon 1st Business Bank                      (72)                -
                           Net cash disbursed in purchase of Founders                                     (267)                -
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                            (24)             (268)
                           Net increase in other investing activities                                     (170)              (85)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash used in investing activities                                 (1,083)             (229)
---------------------------------------------------------------------------------------------------------------------------------











                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six months ended
                                                                                                                June 30,
                           (in millions)                                                                  1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net (decrease) increase in transaction and savings deposits                    (194)            1,775
financing activities       Net increase (decrease) in customer term deposits                               383            (1,823)
                           Net (decrease) increase in federal funds purchased and
                             securities under repurchase agreements                                       (365)               48
                           Net decrease in short-term bank notes                                           (55)              (72)
                           Net (decrease) increase in term federal funds purchased                        (273)              348
                           Net increase in U.S. Treasury tax and loan demand notes                         559               434
                           Net increase (decrease) in commercial paper                                      94               (64)
                           Repayments of longer-term debt                                                 (120)               (9)
                           Net proceeds from issuance of longer-term debt                                  562               450
                           Proceeds from issuance of common stock                                           26                37
                           Dividends paid on common and preferred stock                                   (188)             (176)
                           Repurchase of common stock                                                        -              (358)
                           Redemption of preferred stock                                                  (193)              (97)
                           Net (decrease) increase in other financing activities                           (39)              55
                           -----------------------------------------------------------------------------------------------------
                                 Net cash provided by financing activities                                 197               548
                           Effect of foreign currency exchange rates                                        28                11
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net (decrease) increase in cash and due from banks                             (657)              601
due from banks             Cash and due from banks at beginning of period                                3,650             2,846
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $2,993            $3,447
                           -----------------------------------------------------------------------------------------------------

Supplemental               Interest paid                                                               $   662           $   625
disclosures                Net income taxes paid                                                           164               159
--------------------------------------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
THREE MONTHS ENDED                                         Additional                  unrealized                          Total
JUNE 30, 1998                Preferred         Common         paid-in     Retained  gains (losses),      Treasury  shareholders'
(in millions)                    stock          stock         capital     earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998           $-           $147          $1,855       $3,003            $30            $(949)       $4,086
Comprehensive results:
  Net income                                                                   215                                           215
  Other comprehensive results,
     net of tax                                                                               (11)                           (11)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    215            (11)                           204
Dividends on common stock
  at $.36 per share                                                            (93)                                          (93)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                        3                                           2              5
Exercise of stock options                                           8           (1)                             9             16
Other                                                              13                                           3             16
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998            $-           $147          $1,879       $3,124            $19           $(935)        $4,234
--------------------------------------------------------------------------------------------------------------------------------


MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
Three months ended                                       Additional                    unrealized                          Total
June 30, 1997              Preferred           Common       paid-in       Retained  gains (losses),      Treasury  shareholders'
(in millions)                  stock            stock       capital       earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997       $193            $  74        $1,875         $2,576            $(45)       $   (977)       $3,696
Comprehensive results:
  Net income                                                                   190                                           190
  Other comprehensive results,
    net of tax                                                                                  40                            40
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    190              40                           230
Dividends on common stock
  at $.33 per share                                                            (85)                                          (85)
Dividends on preferred stock                                                    (4)                                           (4)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      2                                             4              6
Exercise of stock options                                         6             (6)                            19             19
Repurchase of common stock                                                                                   (296)          (296)
Additional common stock
 issued for stock split                            73           (73)                                                           -
Other                                                             2                                             2              4
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997        $193             $147        $1,812         $2,671           $  (5)       $(1,248)        $3,570
--------------------------------------------------------------------------------------------------------------------------------

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
SIX MONTHS ENDED                                           Additional                  unrealized                          Total
JUNE 30, 1998              Preferred           Common         paid-in     Retained  gains (losses),      Treasury  shareholders'
(in millions)                  stock            stock         capital     earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $193             $147          $1,818       $2,884            $21          $(1,218)       $3,845
Comprehensive results:
  Net income                                                                   430                                           430
  Other comprehensive results,
     net of tax                                                                                (2)                            (2)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    430             (2)                           428
Dividends on common stock
  at $.69 per share                                                           (177)                                         (177)
Dividends on preferred stock                                                    (9)                                           (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                        6                                           4             10
Common stock issued in
  connection with the Mellon
  United National Bank
  acquisition                                                      22                                         233            255
Series K preferred stock
  redemption                    (193)                                                                                       (193)
Exercise of stock options                                           8           (4)                            39             43
Other                                                              25                                           7             32
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998      $      -           $147          $1,879       $3,124            $19        $   (935)        $4,234
--------------------------------------------------------------------------------------------------------------------------------

MELLON BANK CORPORATION (and its subsidiaries)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
Six months ended                                         Additional                    unrealized                          Total
June 30, 1997              Preferred           Common       paid-in       Retained  gains (losses),      Treasury  shareholders'
(in millions)                  stock            stock       capital       earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    $290            $  74        $1,866         $2,486            $(7)        $  (963)       $3,746
Comprehensive results:
  Net income                                                                   381                                          381
  Other comprehensive results,
     net of tax                                                                                 2                              2
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    381              2                            383
Dividends on common stock
  at $.63 per share                                                           (162)                                         (162)
Dividends on preferred stock                                                   (13)                                          (13)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      3                                             8             11
Series J preferred stock
  redemption                     (97)                                                                                        (97)
Exercise of stock options                                        12            (20)                            57             49
Repurchase of common stock                                                                                   (358)          (358)
Additional common stock
 issued for stock split                            73           (73)                                                           -
Other                                                             4             (1)                             8             11
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997        $193             $147        $1,812         $2,671             $(5)       $(1,248)        $3,570
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

Note 2 --    Adoption of Financial Accounting Standards

In June 1997, FAS No. 130, "Reporting Comprehensive Income," was issued. FAS No. 130 establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In complying with the reporting requirements of this statement, the Corporation retitled the line item in the Consolidated Balance Sheet and the Statement of Changes in Shareholders' Equity from "Net unrealized gain (loss) on assets available for sale, net of tax" to "Accumulated unrealized gains (losses), net of tax." In addition, it was necessary to reclassify the "foreign currency translation adjustment" from retained earnings to accumulated unrealized gains (losses), net of tax. Amounts reclassified from retained earnings at December 31, 1997, and June 30, 1997, were $(12) million and $(7) million, respectively. This statement is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

On January 1, 1998, FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective and supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement establishes standards for reporting information about segments of a business in the footnotes to annual financial statements and also requires selected segment information in interim reports. The statement requires disclosure on a business segment basis, as defined by the Corporation, to include a description of products and services, interest income and expense, profit or loss as measured by the Corporation's management in assessing segment performance and geographic information on assets and revenue, if material. The Corporation will adopt this statement at year end 1998.


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

--------------------------------------------------------------------------------


Note 3 --    Foreign currency and securities trading revenue (continued)


----------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended              Six months ended
                                                                                    June 30,                        June 30,
(in millions)                                                                 1998             1997          1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                     $37              $23           $73              $45
Debt instruments                                                                (4)               1             -                3
Interest rate contracts                                                          9                1            11                2
Futures contracts                                                               (4)               -            (5)               -
----------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                 $38              $25           $79              $50
----------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recorded an unrealized loss of $2 million at June 30, 1998, and an unrealized loss of less than $1 million at June 30, 1997, related to securities held in the trading portfolio.


Note 4 --     Supplemental information to the Consolidated Statement of Cash
              Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                   June 30,
(in millions)                                                                                                1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Reclassification of segregated assets to loans
 and real estate acquired                                                                                $     12           $    -
Net transfers from segregated assets                                                                            -                4
Net transfers to real estate acquired                                                                          39                5
Purchase of Mellon United National Bank:
     Fair value of noncash assets acquired                                                                  1,074                -
     Liabilities assumed                                                                                     (725)               -
     Mellon common stock issued, from treasury                                                               (255)               -
                                                                                                           -------          ------
         Net cash disbursed                                                                                    94                -
Purchase of Mellon 1st Business Bank:
     Fair value of noncash assets acquired                                                                  1,279                -
     Liabilities assumed                                                                                   (1,207)               -
                                                                                                            ------          ------
         Net cash disbursed                                                                                    72                -
Purchase of Founders:
     Fair value of noncash assets acquired                                                                    271                -
     Liabilities assumed                                                                                       (4)               -
                                                                                                         ---------          ------
         Net cash disbursed                                                                                   267                -
----------------------------------------------------------------------------------------------------------------------------------


Note 5 --     Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

--------------------------------------------------------------------------------


Note 6 --     Preferred stock

The Corporation has authorized 50 million shares of preferred stock. In February 1998, the 8,000,000 authorized and issued shares of the 8.20% Series K preferred stock was redeemed at a redemption price of $25 per share, or $200 million, plus accrued dividends. In connection with this redemption, the Corporation recorded approximately $7 million of issue costs as preferred stock dividends.


Note 7 --   Securities

SECURITIES AVAILABLE FOR SALE

----------------------------------------------------------------------------------------------------------------------------------
                                                  JUNE 30, 1998                                     June 30, 1997
                              -----------------------------------------------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                           $   204       $  -         $-    $   204          $   177      $   -      $   -    $   177
U.S. agency mortgage-backed               3,225         47          1      3,271            2,229         18         15      2,232
Other U.S. agency                           413          -          -        413              860          1          1        860
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              3,842         47          1      3,888            3,266         19         16      3,269
Obligations of states and
  political subdivisions                     48          -          -         48               44          -          -         44
Other mortgage-backed                         2          -          -          2                3          -          -          3
Other securities                             19          -          -         19               17          -          -         17
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $3,911        $47         $1     $3,957           $3,330        $19        $16     $3,333
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were $1 million in the first half of 1998. There were no gross realized gains in the first half of 1997. There were no gross realized losses in the first half of 1998 or the first half of 1997.


INVESTMENT SECURITIES

----------------------------------------------------------------------------------------------------------------------------------
                                                  JUNE 30, 1998                                     June 30, 1997
                              -----------------------------------------------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                          $     47       $  9         $-    $   56          $     34       $  2         $1   $     35
U.S. agency mortgage-backed               1,726         29          -     1,755             2,124         12          5      2,131
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              1,773         38          -     1,811             2,158         14          6      2,166
Other mortgage-backed                        19          -          -        19                26          -          -         26
Other securities                             69          -          -        69                65          -          -         65
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $1,861        $38         $-    $1,899            $2,249        $14         $6     $2,257
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note 8 --     Other assets

----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                             $   430           $   411          $   391           $   327
  Other                                                                   142                89               80                62
Accounts receivable                                                       439               445              373               221
Interest receivable                                                       241               250              241               242
Mortgage servicing advances                                               197               207              223               164
Fees receivable                                                           159               154              135               101
Receivables related to off-balance-sheet instruments                      462               524              553               365
Assets held for accelerated resolution                                    106               130              157                 9
Other                                                                   1,431             1,370            1,187             1,051
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $3,607            $3,580           $3,340            $2,542
----------------------------------------------------------------------------------------------------------------------------------


Note 9 --     Computation of earnings per common share (a)

----------------------------------------------------------------------------------------------------------------------------------
                                                                       Quarter ended                           Six months ended
                                                             ------------------------------------          -----------------------
(dollar amounts in millions, except per                      JUNE 30,      March 31,     June 30,          JUNE 30,       June 30,
 share amounts; common shares in thousands)                      1998           1998         1997              1998           1997
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE

Net income applicable to common stock                            $215           $206         $186              $421           $368
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                             260,495        257,714      254,508           259,113        256,243
Basic earnings per common share                                 $ .82          $ .80        $ .73             $1.62          $1.43
----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Net income applicable to common stock (b)                        $215           $206         $186              $421           $368
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                             260,495        257,714      254,508           259,113        256,243
Common stock equivalents:
   Stock options                                                5,281          5,339        4,863             5,328          4,975
   Common shares issuable upon conversion of
     7-1/4% Convertible Subordinated Capital Notes                 72             83          104                77            134
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                265,848        263,136      259,475           264,518        261,352
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                               $ .81          $ .78        $ .71             $1.59          $1.40
----------------------------------------------------------------------------------------------------------------------------------

(a)  Calculated based on unrounded numbers.
(b) The after-tax benefit of interest expense on the assumed conversion of the 7-1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods presented.

--------------------------------------------------------------------------------


Note 10 --    Accumulated unrealized gains (losses), net of tax

THESE TABLES INCLUDE THE QUARTERLY CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $(11)                    $(7)
Quarterly change                                                                                       (4)                     -
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $(15)                    $(7)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $41                   $(38)
Quarterly change                                                                                      (7)                    40
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $34                   $  2
--------------------------------------------------------------------------------------------------------------------------------

                                                                                Accumulated unrealized gain (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $30                   $(45)
Quarterly change                                                                                     (11)                    40
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $19                   $ (5)
---------------------------------------------------------------------------------------------------------------------------------

THESE TABLES INCLUDE THE YEAR-TO-DATE CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $(12)                   $(6)
Year-to-date change                                                                                    (3)                    (1)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $(15)                   $(7)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  JUNE 30,              June 30,
(in millions)                                                                                         1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                      $33                   $(1)
Year-to-date change                                                                                      1                     3
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                         $34                   $ 2
--------------------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated unrealized gains (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $21                     $(7)
Year-to-date change                                                                                   (2)                      2
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $19                     $(5)
---------------------------------------------------------------------------------------------------------------------------------

SELECTED STATISTICAL INFORMATION
--------------------------------------------------------------------------------


DEPOSITS

Mellon Bank Corporation (and its subsidiaries)

---------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,         June 30,
(in millions)                                           1998             1998              1997             1997             1997
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $11,611          $11,401           $11,160          $10,082          $10,385
     Retail savings certificates                       7,704            7,668             7,421            7,476            7,253
     Other time deposits                               2,035            1,887             1,373            1,342            1,793
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        21,350           20,956            19,954           18,900           19,431
   Noninterest-bearing                                 8,880            9,505             7,975            8,562            9,483
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            30,230           30,461            27,929           27,462           28,914
Deposits in foreign offices                            2,967            2,635             3,376            2,727            2,412
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $33,197          $33,096           $31,305          $30,189          $31,326
---------------------------------------------------------------------------------------------------------------------------------


SELECTED KEY DATA

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Quarter ended
(dollar amounts in millions,                        ------------------------------------------------------------------------------
 except per share amounts;                          JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
 common shares in thousands)                            1998             1998              1997             1997              1997
----------------------------------------------------------------------------------------------------------------------------------

  Net income per common share (a)                    $   .81          $   .78           $   .75          $   .73           $   .71
  Tangible net income per
    common share (a)(b)                              $   .91          $   .88           $   .83          $   .80           $   .79
  Net income applicable to
    common stock                                     $   215          $   206           $   191          $   191           $   186
  Tangible net income applicable
   to common stock (b)                               $   243          $   231           $   212          $   211           $   206

  Return on common shareholders'
    equity (c)                                         20.8%            21.6%             21.2%            21.6%             21.9%
  Return on tangible common
   shareholders' equity (b)(c)                         49.7%            43.3%             38.3%            37.6%             37.7%
  Return on assets (c)                                 1.79%            1.89%             1.75%            1.81%             1.79%
  Return on tangible assets (b)(c)                     2.13%            2.18%             2.00%            2.05%             2.04%
  Common equity to assets                              8.92%            8.62%             8.13%            8.25%             7.72%
  Tangible common equity to assets (d)                 4.59%            4.76%             5.12%            5.37%             5.13%
  Fee revenue as a percentage of
    total revenue (FTE)                                  66%              66%               66%              63%               59%
  Efficiency ratio excluding
    amortization of intangibles                          63%              62%               65%              62%               59%
  Average common shares and
    equivalents outstanding (a)                      265,848          263,136           259,430          260,306           259,475
----------------------------------------------------------------------------------------------------------------------------------

(a)  Diluted.
(b) Excludes the after-tax impact of the amortization of goodwill and other identified intangibles resulting from accounting for business combinations under the purchase method of accounting.
(c)  Annualized.
(d)  See page 31 for the definition of this ratio.
Note: All calculations are based on unrounded numbers.

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

On or about April 23, 1998, two individuals who are purported shareholders of the Corporation filed a complaint commencing a derivative action in the United States District Court for the Eastern District of Pennsylvania purportedly on behalf of and for the benefit of the Corporation naming as defendants certain members of the Corporation's board of directors and a senior officer. On April 23, 1998, these same two individuals and on May 14, 1998, a third individual filed virtually identical complaints in the United States District Court for the Western District of Pennsylvania. In these actions, the plaintiffs allege that the defendants breached their fiduciary duties to the Corporation and failed to act in good faith and in the best interest of the Corporation in connection with the April 22, 1998 merger proposal submitted by The Bank of New York Company, Inc. to the Corporation. In their complaints, the plaintiffs are seeking monetary damages, a declaration that the defendants breached their fiduciary duties and an injunction prohibiting the defendants from rejecting the merger offer. The Corporation believes that these complaints lack merit, and the defendants intend to vigorously defend these actions. In all three derivative actions, the Corporation has consented to the plaintiffs' Notice of Voluntary Dismissal, all of which were filed on July 31, 1998. The action filed in the United States District Court for the Eastern District of Pennsylvania was closed, effective July 31, 1998. The actions filed in the United States District Court for the Western District of Pennsylvania are still pending.


Item 4.  Submission of Matters to a Vote of Security Holders.

At the Corporation's annual meeting of shareholders held on April 21, 1998, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

         1. The election of seven directors for a term expiring in 2001:

             Name of Director            Votes For                Votes Withheld
             ----------------            ---------                --------------
             Ira J. Gumberg              221,719,090              2,076,509
             Edward J. McAniff           220,138,963              3,656,636
             Martin G. McGuinn           221,687,613              2,107,986
             David S. Shapira            221,720,189              2,075,410
             W. Keith Smith              221,679,388              2,116,211
             Joab L. Thomas              221,707,575              2,088,024
             William J. Young            221,676,479              2,119,120

--------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders. (continued)

              2. Approval of the proposal to amend the Corporation's Restated Articles of Incorporation to increase the authorized number of shares of common stock:

                                    For:               210,414,225
                                    Against:            12,697,767
                                    Abstain:               683,607

              3. Ratification of KPMG Peat Marwick LLP as independent public accountants of the Corporation for the year 1998:

                                    For:               222,728,179
                                    Against:               512,241
                                    Abstain:               555,179

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

         3.4      Statement Affecting Series H Preferred Stock, $1.00 Par Value.

         3.5      Statement Affecting Series I Preferred Stock, $1.00 Par Value.

         3.6      Statement Affecting Series J Preferred Stock, $1.00 Par Value.

         3.7      Statement Affecting Series K Preferred Stock, $1.00 Par Value.

         3.8 Amendment of April 16, 1997, to Mellon Bank Corporation's Restated Articles of Incorporation.

         3.9 Amendment of September 26, 1997, to Mellon Bank Corporation's Restated Articles of Incorporation.

         3.10 Amendment of April 22, 1998, to Mellon Bank Corporation's Restated Articles of Incorporation.

         3.11 By-Laws of Mellon Bank Corporation, as amended, effective September 16, 1997.

--------------------------------------------------------------------------------


(a) Exhibits (continued)

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


(b) Reports on Form 8-K

         During the second quarter of 1998, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated April 1, 1998, which included, under Items 5 and 7, the Corporation's press release announcing the completion of its acquisition of Founders Asset Management, LLC, which manages growth-oriented no-load equity mutual funds and other investment portfolios.

         (2) A report dated April 21, 1998, which included, under Items 5 and 7, the Corporation's press release regarding first quarter 1998 results of operations, as well as an increase in the Corporation's common stock dividend.

         (3) A report dated April 22, 1998, which included, under Items 5 and 7, the Corporation's press release quoting Frank V. Cahouet, the Corporation's chairman, president and chief executive officer, to the effect that the Corporation was not in negotiations with The Bank of New York Company, Inc. or anyone else and was not interested in pursuing a transaction.

         (4) A report dated April 26, 1998, which included, under Items 5 and 7, the Corporation's press release announcing that the board of directors unanimously rejected the unsolicited merger offer from The Bank of New York Company, Inc., as well as the related materials that were presented to the investment community.

         (5) A report dated May 20, 1998, which included, under Items 5 and 7, the Corporation's press release acknowledging the withdrawal of The Bank of New York's unsolicited merger proposal.

--------------------------------------------------------------------------------



                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       MELLON BANK CORPORATION
                                            (Registrant)




Date:  August 10, 1998                By:    /s/  STEVEN G. ELLIOTT
                                             ----------------------
                                               Steven G. Elliott
                                               Vice Chairman and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer
                                                of the Registrant)

CORPORATE INFORMATION

Business          Mellon Bank Corporation's principal direct subsidiaries are
of the            Mellon Bank, N.A., The Boston Company, Inc., Buck Consultants,
Corporation       Inc. and a number of companies known as Mellon Financial
                  Services Corporation. The Dreyfus Corporation, one of the nation's largest mutual fund companies, and Founders Asset
                  Management, LLC, are wholly owned subsidiaries of Mellon Bank, N.A. Mellon's seven banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities, insurance products and various securities-related activities.
                  Buck, a global actuarial and human resources consulting firm, provides a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs.
                  The Mellon Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. Mellon's principal executive office is located at One Mellon Bank
                  Center, 500 Grant Street, Pittsburgh, PA 15258-0001
                  (Telephone: (412) 234-5000).

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

Internet          Mellon:  www.mellon.com
                  Dreyfus:  www.dreyfus.com
                  Founders Asset Management:  www.founders.com
                  Buck:  www.buckconsultants.com
                  Dreyfus Brokerage Services:  www.edreyfus.com
                  ChaseMellon Shareholder Services:  www.chasemellon.com

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

     Exhibit No.                            Description                                      Method of Filing
     -----------                            -----------                                      ----------------
         3.8               Amendment of April 16, 1997, to Mellon                            Previously filed as Exhibit 3.7 to
                           Bank Corporation's Restated Articles of                           the Quarterly Report on Form 10-Q
                           Incorporation.                                                    (File No. 1-7410) for the quarter
                                                                                             ended June 30, 1997, and
                                                                                             incorporated herein by reference.

         3.9               Amendment of September 26, 1997, to Mellon                        Previously filed as Exhibit 4.3 to
                           Bank Corporation's Restated Articles of                           Registration Statement on
                           Incorporation.                                                    Form S-3 (Registration
                                                                                             No. 333-38213) and incorporated
                                                                                             herein by reference.

         3.10              Amendment of April 22, 1998, to Mellon Bank                       Previously filed as Exhibit 3.10 to
                           Corporation's Restated Articles of Incorporation.                 the Quarterly Report on Form 10-Q
                                                                                             (File No. 1-7410) for the quarter
                                                                                             ended March 31, 1998, and
                                                                                             incorporated herein by reference.

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