Form 10-Q
period 1998-09-30
MELLON BANK CORP
filed 1998-11-13
CIK 64782

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              Yes  X        No
                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
                  Class                                September 30, 1998
                  -----                                ------------------

       Common Stock, $.50 par value                         261,139,572


--------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

--------------------------------------------------------------------------------

                                                                     Page No.
                                                                     --------

Part I - Financial Information
------------------------------

Financial Highlights                                                      2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Items 2 and 3)                                3

Financial Statements (Item 1):
    Consolidated Balance Sheet                                           42
    Consolidated Income Statement                                        43
    Consolidated Income Statement - Five Quarter Trend                   44
    Consolidated Statement of Cash Flows                                 45
    Consolidated Statement of Changes in Shareholders' Equity            47

Notes to Financial Statements                                            49


Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                               54

Other Information (Item 5)                                               55

Exhibits and Reports on Form 8-K (Item 6)                                55

Signature                                                                57

Corporate Information                                                    58

Index to Exhibits                                                        59





Cautionary Statement
--------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the year 2000 project, the euro project, credit loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Corporation's markets; equity and fixed income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter ended                           Nine months ended
FINANCIAL HIGHLIGHTS                                   ----------------------------------------           ------------------------
(dollar amounts in millions,                           SEPT. 30,        June 30,      Sept. 30,           SEPT. 30,      Sept. 30,
except per share amounts)                                   1998            1998           1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
REPORTED AND TANGIBLE OPERATING RESULTS (a)
Diluted earnings per common share:
  Reported                                              $    .82        $    .81       $    .73            $   2.41       $   2.13
  Tangible                                                   .93             .91            .80                2.72           2.36
Net income applicable to common stock:
  Reported                                              $    218        $    215       $    191            $    639       $    559
  Tangible                                                   246             243            211                 720            620
Return on common shareholders' equity (b):
  Reported                                                  20.3%           20.8%          21.6%               20.9%          21.5%
  Tangible                                                  45.9            49.7           37.6                46.2           37.2
Return on assets (b):
  Reported                                                  1.81%           1.79%          1.81%               1.83%          1.81%
  Tangible                                                  2.13            2.13           2.05                2.15           2.06
Book value per common share at period end:
  Reported                                              $  16.69        $  16.24       $  14.08            $  16.69       $  14.08
  Tangible                                                  8.59            7.97           8.90                8.59           8.90
----------------------------------------------------------------------------------------------------------------------------------
SELECTED KEY DATA
Fee revenue as a percentage of total
  revenue (FTE)                                               66%             66%            63%                 66%            61%
Efficiency ratio excluding amortization
  of intangibles (c)                                          62              63             62                  63             60

Dividends paid per common share                         $    .36        $    .36       $    .33            $   1.05       $    .96
Dividends paid on common stock                                94              93             85                 271            247

Closing common stock price per share                       55.00          69.688          54.75               55.00          54.75
Market capitalization                                     14,363          18,168         13,938              14,363         13,938
Average common shares and equivalents
  outstanding - diluted (in thousands)                   265,774         265,848        260,306             264,942        261,063
----------------------------------------------------------------------------------------------------------------------------------
BALANCES
Total assets at period end                              $ 48,243        $ 47,448       $ 43,465            $ 48,243       $ 43,465
Total assets - average                                    47,937          47,965         42,879              47,384         42,496
Tangible assets - average (a)                             45,797          45,804         41,588              45,378         41,256
Common shareholders' equity at period end                  4,358           4,234          3,585               4,358          3,585
Common shareholders' equity - average                      4,265           4,126          3,520               4,089          3,468
Tangible common shareholders' equity -
  average (a)                                              2,125           1,965          2,229               2,083          2,228
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Common shareholders' equity to assets:
  Reported                                                  9.03%           8.92%          8.25%
  Tangible (d)                                              4.86            4.59           5.37
Tier I capital                                              6.78            6.51           8.08
Total (Tier I plus Tier II) capital                        11.22           10.83          13.24
Leverage capital                                            7.06            6.65           8.37
-----------------------------------------------------------------------------------------------

(a) Tangible results exclude amounts related to goodwill and other intangibles recorded in connection with purchase acquisitions.
(b)  Annualized.
(c)  See page 20 for the definition of this ratio.
(d)  See page 28 for the definition of this ratio.

NOTE: THROUGHOUT THIS REPORT, RATIOS ARE BASED ON UNROUNDED NUMBERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------------------------------------------------------------------------------


The Corporation reported record third quarter 1998 diluted earnings per common share of $.82, an increase of 12%, compared with $.73 in the third quarter of 1997. Net income applicable to common stock in the third quarter of 1998 was $218 million, an increase of 14%, compared with $191 million in the third quarter of 1997. Diluted tangible earnings per common share totaled $.93 in the third quarter of 1998, an increase of 16%, compared with $.80 in the third quarter of 1997. Tangible net income applicable to common stock was $246 million in the third quarter of 1998, an increase of 16%, compared with $211 million in the third quarter of 1997.

Fee revenue for the third quarter of 1998 was $712 million, up $77 million from $635 million in the prior-year period. Excluding the fee revenue resulting from the acquisitions of Founders Asset Management, LLC (Founders) in April 1998 and Dreyfus Brokerage Services, Inc. in November 1997, total fee revenue increased 9% in the third quarter of 1998 compared with the third quarter of 1997. This increase was primarily attributable to higher trust and investment fees, foreign exchange fees and other fee revenue. Fee revenue was unchanged compared with the second quarter of 1998, as higher trust and investment fees and other fees were offset by lower mortgage servicing fees.

Net interest revenue, on a fully taxable equivalent basis, was $376 million in the third quarter of 1998, up $7 million compared with $369 million in the prior-year period and up $2 million from $374 million in the second quarter of 1998.

Operating expense before trust-preferred securities expense and net revenue from acquired property for the third quarter of 1998 was $717 million, up $66 million from $651 million in the third quarter of 1997 and down $4 million from $721 million in the second quarter of 1998. The increase primarily resulted from the impact of acquisitions, business growth and higher amortization of mortgage servicing assets. Excluding the effect of acquisitions and the increase in the amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 2% in the third quarter of 1998 compared with the third quarter of 1997. The $4 million decrease compared with the second quarter of 1998 resulted primarily from lower advertising, sales promotions and travel expense.

Credit quality expense, consisting of a $15 million provision for credit losses and $3 million of net revenue from acquired property, was $12 million in the third quarter of 1998, compared with $24 million in the third quarter of 1997 and $13 million in the second quarter of 1998. Net credit losses were $15 million in the third quarter of 1998, down $16 million compared with the prior-year period, but up $2 million from the second quarter of 1998. The decrease from the prior-year period resulted from a $16 million decrease in credit card net credit losses.

Nonperforming assets totaled $140 million at September 30, 1998, compared with $170 million at June 30, 1998, and $175 million at September 30, 1997. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .45% at September 30, 1998, the lowest quarter-end ratio in the Corporation's history. This ratio was .55% at June 30, 1998, and .62% at September 30, 1997.

--------------------------------------------------------------------------------


Year-to-date 1998 compared with year-to-date 1997

For the first nine months of 1998, the Corporation reported diluted earnings per common share of $2.41, an increase of 13%, and net income applicable to common stock of $639 million, an increase of 14%, compared with $2.13 per common share and $559 million for the first nine months of 1997. For the first nine months of 1998, diluted tangible earnings per common share totaled $2.72, an increase of 15%, and diluted tangible net income applicable to common stock totaled $720 million, an increase of 16%, compared with $2.36 per common share and $620 million for the first nine months of 1997. Excluding the fee revenue resulting from the acquisitions of Buck Consultants, Inc. (Buck) in July 1997, Founders and Dreyfus Brokerage Services, fee revenue increased 12% in the first nine months of 1998, compared with the first nine months of 1997. Excluding the effect of acquisitions and the increase in amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 3% in the first nine months of 1998 compared with the first nine months of 1997.

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------


Purchase of majority interest in Newton Management Limited

On October 16, 1998, the Corporation acquired 75% of Newton Management Limited (Newton), with Newton management and staff retaining the remaining 25% interest in the company, either directly or through options. Newton is a leading, independent U.K.-based investment manager with assets under management of approximately $20 billion. Newton provides investment management services to institutional, private and retail clients. With the inclusion of the Newton assets, the Corporation's assets under management, using September 30, 1998, levels, would have totaled approximately $355 billion. The Corporation purchased its majority interest in Newton with cash and loan notes.

Frank Russell Company joint venture

In July 1998, the Corporation announced an agreement with Frank Russell Company, headquartered in Tacoma, Wash., to form the Russell/Mellon Analytical Services Inc. joint venture. This joint venture will provide performance measurement and portfolio analysis on a global basis. The new company is expected to begin operations in the first quarter of 1999.

Strategic alliance with UOB Asset Management Ltd.

In August 1998, the Corporation announced a strategic alliance with UOB Asset Management Ltd., a subsidiary of United Overseas Bank Group, a leading financial institution in southeast Asia. The alliance will provide investment products and services to Singapore's asset management marketplace and is based on a preferred relationship, with each party acting as the other's preferred partner in the development, marketing, management and distribution of asset management products in Singapore and southeast Asia, as well as in the United States. Operations are expected to begin in the first quarter of 1999.

Pending sale of merchant processing portfolio

On October 29, 1998, the Corporation announced that it has agreed to sell its merchant processing business to Paymentech, Inc. The Corporation and Paymentech have also agreed to an exclusive marketing and referral agreement under which the parties will market Paymentech's processing services to the Corporation's merchant customers through the Corporation's network of nearly 450 retail offices and cash management and corporate banking groups. The sale, expected to be completed during the fourth quarter of 1998, is subject to certain closing conditions and regulatory approvals. Terms of the deal were not disclosed. This sale does not affect the Corporation's electronic funds transfer transaction processing business, which includes ATM terminal driving, debit card processing, off-line debit processing businesses and smart card stored value programs.

BUSINESS SECTORS
--------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    Consumer (a)                                        Business (a)
(dollar amounts in millions,           Fee Services                  Banking                Fee Services              Banking
averages in billions)                 1998       1997            1998        1997          1998       1997         1998     1997
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $211       $181           $ 289       $ 272          $445       $404        $ 128    $ 132
Credit quality expense (revenue)         -          -              13          26             -          -            2       (1)
Operating expense:
  Mortgage servicing amortization       38         25               -           -             3          2            -        -
  Intangible amortization                4          1              19          13             7          6            5        5
  Trust-preferred securities             -          -               2           2             -          -            8        8
  Other operating                      122        106             161         152           312        289           43       48
--------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         164        132             182         167           322        297           56       61
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     47         49              94          79           123        107           70       72
Income taxes                            18         19              34          28            46         41           26       26
--------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 29       $ 30           $  60       $  51          $ 77       $ 66        $  44    $  46
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 32       $ 31           $  75       $  60          $ 83       $ 72        $  48    $  50
--------------------------------------------------------------------------------------------------------------------------------
Average assets                        $3.9       $2.4           $22.7       $19.8          $2.6       $2.0        $17.5    $16.9
Average common equity                 $0.4       $0.3           $ 1.2       $ 1.0          $0.8       $0.7        $ 1.5    $ 1.3
Average Tier I preferred equity       $  -       $  -           $ 0.1       $ 0.1          $  -       $  -        $ 0.4    $ 0.4
Return on common
  shareholders' equity (b)              29%        37%             20%         20%           38%        39%          12%      14%
Return on assets (b)                    NM         NM            1.05%       1.02%           NM         NM         0.99%    1.07%
Pretax operating margin                 22%        27%             33%         29%           28%        26%          54%      55%
Pretax operating margin
  excluding amortization of
  intangibles and trust-preferred
  securities expense                    24%        28%             40%         34%           29%        28%          64%      64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense    76%        72%             56%         56%           71%        72%          34%      37%
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                       Consumer                                           Business
(dollar amounts in millions,            Fee Services                 Banking                Fee Services              Banking
averages in billions)                 1998       1997            1998        1997          1998       1997         1998     1997
--------------------------------------------------------------------------------------------------------------------------------
Revenue                               $624       $518           $ 868       $ 842        $1,304     $1,021        $ 388    $ 383
Credit quality expense (revenue)         1          1              35          84             -          -           10       (2)
Operating expense:
  Mortgage servicing amortization      119         75               -           -             9          5            -        -
  Intangible amortization               11          3              54          39            19         21           16       16
  Trust-preferred securities             1          -               5           6             -          -           23       22
  Other operating                      350        307             477         451           930        720          136      141
--------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         481        385             536         496           958        746          175      179
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes                    142        132             297         262           346        275          203      206
Income taxes                            54         52             108          93           127        107           74       76
--------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 88       $ 80           $ 189       $ 169        $  219     $  168        $ 129    $ 130
--------------------------------------------------------------------------------------------------------------------------------
Tangible net income                   $ 97       $ 83           $ 232       $ 197        $  237     $  186        $ 140    $ 142
--------------------------------------------------------------------------------------------------------------------------------
Average assets                        $3.7       $2.2           $22.2       $20.0        $  2.5     $  1.8        $17.5    $16.7
Average common equity                 $0.4       $0.3           $ 1.2       $ 1.0        $  0.8     $  0.6        $ 1.4    $ 1.3
Average Tier I preferred equity       $  -       $  -           $ 0.1       $ 0.1        $    -     $    -        $ 0.4    $ 0.4
Return on common
  shareholders' equity (b)              31%        36%             22%         22%           37%        35%          12%      14%
Return on assets (b)                    NM         NM            1.14%       1.13%           NM         NM         0.98%    1.04%
Pretax operating margin                 23%        26%             34%         31%           27%        27%          52%      54%
Pretax operating margin
  excluding amortization of
  intangibles and trust-preferred
  securities expense                    25%        26%             41%         36%           28%        29%          62%      64%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense    75%        73%             55%         54%           72%        71%          35%      37%
--------------------------------------------------------------------------------------------------------------------------------

(a) The annualized return on common shareholders' equity for the Total Consumer and Total Business sectors was 22% and 21%, respectively, for the three months ended September 30, 1998.
(b)  Annualized.
NM - Not meaningful.

----------------------------------------------------------------------------------------------------------------------------------
                         Total                  Real Estate                          Other                          Total All
                     Core Sectors                 Workout                      Corporate Activity                    Sectors
                  1998          1997         1998         1997                  1998       1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
                $1,073        $  989          $ 6         $  2                  $ 15       $ 15              $1,094         $1,006
                    15            25           (3)          (1)                    -          -                  12             24

                    41            27            -            -                     -          -                  41             27
                    35            25            -            -                     -          -                  35             25
                    10            10            -            -                    10         10                  20             20
                   638           595            -            1                     3          3                 641            599
----------------------------------------------------------------------------------------------------------------------------------
                   724           657            -            1                    13         13                 737            671
----------------------------------------------------------------------------------------------------------------------------------
                   334           307            9            2                     2          2                 345            311
                   124           114            2            1                     1          1                 127            116
----------------------------------------------------------------------------------------------------------------------------------
                $  210        $  193          $ 7         $  1                  $  1       $  1              $  218         $  195
----------------------------------------------------------------------------------------------------------------------------------
                $  238        $  213          $ 7         $  1                  $  1       $  1              $  246         $  215
----------------------------------------------------------------------------------------------------------------------------------
                $ 46.7        $ 41.1          $ -         $0.2                  $1.2       $1.6              $ 47.9         $ 42.9
                $  3.9        $  3.3          $ -         $  -                  $0.4       $0.2              $  4.3         $  3.5
                $  0.5        $  0.5          $ -         $  -                  $0.5       $0.7              $  1.0         $  1.2

                    21%           23%          NM           NM                    NM         NM                  20%            22%
                  1.79%         1.85%          NM           NM                    NM         NM                1.81%          1.81%
                    31%           31%          NM           NM                    NM         NM                  32%            31%



                    35%           35%          NM           NM                    NM         NM                  37%            35%


                    63%           63%          NM           NM                    NM         NM                  62%            62%
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
                        Total                   Real Estate                          Other                          Total All
                     Core Sectors                 Workout                      Corporate Activity                    Sectors
                  1998          1997         1998         1997                  1998       1997                1998           1997
----------------------------------------------------------------------------------------------------------------------------------
                $3,184        $2,764         $  8         $ 15                  $ 64       $ 55              $3,256         $2,834
                    46            83           (7)         (10)                    -         (5)                 39             68

                   128            80            -            -                     -          -                 128             80
                   100            79            -            -                     -          -                 100             79
                    29            28            -            -                    30         31                  59             59
                 1,893         1,619            2            3                    12          6               1,907          1,628
----------------------------------------------------------------------------------------------------------------------------------
                 2,150         1,806            2            3                    42         37               2,194          1,846
----------------------------------------------------------------------------------------------------------------------------------
                   988           875           13           22                    22         23               1,023            920
                   363           328            4            7                     8          9                 375            344
----------------------------------------------------------------------------------------------------------------------------------
                $  625        $  547         $  9         $ 15                  $ 14       $ 14              $  648         $  576
----------------------------------------------------------------------------------------------------------------------------------
                $  706        $  608         $  9         $ 15                  $ 14       $ 14              $  729         $  637
----------------------------------------------------------------------------------------------------------------------------------
                $ 45.9        $ 40.7         $0.1         $0.2                  $1.4       $1.6              $ 47.4         $ 42.5
                $  3.8        $  3.2         $  -         $  -                  $0.3       $0.3              $  4.1         $  3.5
                $  0.5        $  0.5         $  -         $  -                  $0.5       $0.7              $  1.0         $  1.2

                    22%           23%          NM           NM                    NM         NM                  21%            22%
                  1.82%         1.80%          NM           NM                    NM         NM                1.83%          1.81%
                    31%           32%          NM           NM                    NM         NM                  31%            32%



                    35%           36%          NM           NM                    NM         NM                  36%            37%


                    64%           61%          NM           NM                    NM         NM                  63%            60%
----------------------------------------------------------------------------------------------------------------------------------

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

Income before taxes for the Corporation's core sectors was $334 million in the third quarter of 1998, an increase of $27 million, or 9%, compared with the prior-year period. This increase resulted from an $84 million increase in revenue, partially offset by a $67 million increase in operating expense, both due primarily to acquisitions and internal growth, and a $10 million decrease in credit quality expense. Income before taxes for the core sectors in the first nine months of 1998 totaled $988 million, an increase of $113 million, or 13%, compared with the prior-year period. This improvement resulted from the same factors responsible for the third quarter increase. Return on common shareholders' equity for the core sectors was 21% and 22% in the third quarter and first nine months of 1998, respectively, compared with 23% in both the third quarter and first nine months of 1997. Return on assets was 1.79% and 1.82% in the third quarter and first nine months of 1998, respectively, compared with 1.85% and 1.80% in the third quarter and first nine months of 1997.

Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds, residential mortgage loan origination and servicing and brokerage services. Income before taxes for the Consumer Fee Services sector was $47 million in the third quarter of 1998, down $2 million, or 5%, from the prior-year period. This decrease was due to a $16 million decrease in pretax profits from mortgage banking resulting from a $13 million increase in the amortization of mortgage servicing assets, due primarily to a higher level of mortgage prepayments. Partially offsetting this decline was higher profits in private asset management and at Dreyfus, due in part to the Dreyfus Brokerage Services and Founders acquisitions. Income before taxes for the first nine months of 1998 was $142 million, an increase of $10 million, or 7%, compared with $132 million in the first nine months of 1997. This increase resulted from higher profits in private asset management and at Dreyfus, due in part to the Dreyfus Brokerage Services and Founders acquisitions, partially offset by a $28 million decrease in pretax profits from mortgage banking. The lower contribution from mortgage banking resulted from a $44 million increase in the amortization of mortgage servicing assets, due primarily to a higher level of mortgage prepayments. This sector provided strong returns, as the annualized return on common shareholders' equity was 29% and 31% in the third quarter and first nine months of 1998, respectively, compared with 37% and 36% in the third quarter and first nine months of 1997.

Consumer Banking

Consumer Banking includes consumer lending and deposit products, business banking, credit card and jumbo residential mortgage lending. Income before taxes for this sector totaled $94 million in the third quarter of 1998, compared with $79 million in the third quarter of 1997, an increase of $15 million, or 19%. Revenue increased $17 million, compared with the prior-year period, primarily as a result of the favorable impact of the Mellon United National Bank and Mellon 1st Business Bank acquisitions in February 1998, partially offset by lower revenue due to the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. Credit quality expense decreased $13 million primarily resulting from the transfer of the CornerStone(sm) credit card loans to an accelerated resolution portfolio. Operating expense increased $15 million, compared with the prior-year period, primarily due to the impact of the acquisitions. Income before taxes for the first nine months of 1998 was $297 million, an increase of $35 million or 13%, compared with the first nine months of 1997. This increase resulted from the same factors responsible for the third quarter increase. The annualized return on common shareholders' equity for this sector was 20% and 22% in the third quarter and first nine months of 1998, respectively, unchanged from prior-year periods.

--------------------------------------------------------------------------------


Business Fee Services

Business Fee Services includes institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, commercial mortgage loan origination and servicing, corporate trust, network services, benefits consulting and administrative services, and services for defined contribution plans. Income before taxes for this sector was $123 million in the third quarter of 1998, an increase of $16 million, or 15%, compared with the third quarter of 1997. Revenue increased $41 million primarily due to higher mutual fund management revenue, due in part to the Founders acquisition, higher institutional asset management fees, increased foreign exchange fees, higher benefits consulting fees, increased institutional trust fees and increased cash management revenue. Partially offsetting this increase were decreases in fee revenue due to the sale of the corporate trust business in November 1997 and the formation of CIBC Mellon Trust Company, accounted for on an equity basis. Operating expense increased $25 million due to the Founders acquisition, higher transaction volumes and technology investments, partially offset by lower expenses resulting from the sale of the corporate trust business and the formation of CIBC Mellon Trust Company. Income before taxes for the first nine months of 1998 was $346 million, an increase of $71 million, or 26%, compared with the first nine months of 1997. This increase resulted from the same factors responsible for the third quarter increase as well as the nine-month impact of the Buck acquisition in 1998. This sector provided excellent returns as annualized return on common shareholders' equity for this sector was 38% and 37% in the third quarter and first nine months of 1998, respectively, compared with 39% and 35% in the third quarter and first nine months of 1997.

Business Banking

Business Banking includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. Income before taxes for the Business Banking sector was $70 million for the third quarter of 1998, a decrease of $2 million, or 3%, from the third quarter of 1997. Revenue decreased $4 million, primarily due to higher gains on asset dispositions in 1997. Credit quality expense increased $3 million. Operating expense decreased $5 million. Income before taxes in the first nine months of 1998 was $203 million, down $3 million compared with the first nine months of 1997, as higher revenue and lower expenses were offset with higher credit quality expense. The annualized return on common shareholders' equity for this sector was 12% in both the third quarter and first nine months of 1998, compared with 14% in both the third quarter and first nine months of 1997.

Real Estate Workout

Real Estate Workout includes commercial real estate recovery and mortgage banking recovery operations. Income before taxes for Real Estate Workout was $9 million and $13 million in the third quarter and first nine months of 1998, respectively, compared with $2 million and $22 million in the third quarter and first nine months of 1997.

Other

The Other sector's pretax income for the third quarter and first nine months of 1998 was $2 million and $22 million, respectively, compared with $2 million and $23 million in the third quarter and first nine months of 1997. Revenue for the third quarter and first nine months of 1998 primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors and gains from the sale of assets. Revenue for 1997 primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors. Credit quality revenue for the first nine months of 1997 represents loan loss recoveries from loans to lesser developed countries.

--------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED
                                                     Consumer                                             Business
                                     Fee Services                   Banking               Fee Services               Banking
(dollar amounts in millions,     SEPT. 30,   June 30,       SEPT. 30,    June 30,     SEPT. 30,   June 30,    SEPT. 30,   June 30,
averages in billions)                 1998       1998            1998        1998          1998       1998         1998       1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue                             $  211     $  213           $ 289       $ 282          $445       $443       $  128     $  130
Credit quality expense (revenue)         -          1              13          11             -          -            2          4
Operating expense:
  Mortgage servicing amortization       38         39               -           -             3          3            -          -
  Intangible amortization                4          4              19          19             7          7            5          5
  Trust-preferred securities             -          1               2           1             -          -            8          8
  Other operating                      122        118             161         158           312        316           43         44
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         164        162             182         178           322        326           56         57
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     47         50              94          93           123        117           70         69
Income taxes                            18         19              34          34            46         42           26         25
----------------------------------------------------------------------------------------------------------------------------------
Net income                          $   29     $   31           $  60       $  59          $ 77       $ 75       $   44     $   44
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                 $   32     $   34           $  75       $  74          $ 83       $ 82       $   48     $   47
----------------------------------------------------------------------------------------------------------------------------------
Average assets                      $  3.9     $  4.1           $22.7       $22.0          $2.6       $2.5       $ 17.5     $ 17.6
Average common equity               $  0.4     $  0.4           $ 1.2       $ 1.2          $0.8       $0.8       $  1.5     $  1.4
Average Tier I preferred equity     $    -     $    -           $ 0.1       $ 0.1          $  -       $  -       $  0.4     $  0.4
Return on common
  shareholders' equity (a)              29%        32%             20%         20%           38%        38%          12%        12%
Return on assets (a)                    NM         NM            1.05%       1.08%           NM         NM         0.99%      1.00%
Pretax operating margin                 22%        23%             33%         33%           28%        26%          54%        53%
Pretax operating margin
  excluding amortization of
  intangibles and trust-preferred
  securities expense                    24%        25%             40%         40%           29%        28%          64%        63%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense    76%        74%             56%         56%           71%        72%          34%        34%
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
                                         Total                   Real Estate                  Other                 Total All
                                     Core Sectors                  Workout             Corporate Activity            Sectors
                                 SEPT. 30,   June 30,       SEPT. 30,    June 30,     SEPT. 30,   June 30,    SEPT. 30,   June 30,
                                      1998       1998            1998        1998          1998       1998         1998       1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue                             $1,073     $1,068           $   6       $   1          $ 15       $ 23       $1,094     $1,092
Credit quality expense (revenue)        15         16              (3)         (3)            -          -           12         13
Operating expense:
  Mortgage servicing amortization       41         42               -           -             -          -           41         42
  Intangible amortization               35         35               -           -             -          -           35         35
  Trust-preferred securities            10         10               -           -            10          9           20         19
  Other operating                      638        636               -           1             3          7          641        644
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         724        723               -           1            13         16          737        740
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                    334        329               9           3             2          7          345        339
Income taxes                           124        120               2           2             1          2          127        124
----------------------------------------------------------------------------------------------------------------------------------
Net income                          $  210     $  209           $   7       $   1          $  1       $  5       $  218     $  215
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                 $  238     $  237           $   7       $   1          $  1       $  5       $  246     $  243
----------------------------------------------------------------------------------------------------------------------------------
Average assets                      $ 46.7     $ 46.2           $   -       $ 0.1          $1.2       $1.7       $ 47.9     $ 48.0
Average common equity               $  3.9     $  3.8           $   -       $   -          $0.4       $0.3       $  4.3     $  4.1
Average Tier I preferred equity     $  0.5     $  0.5           $   -       $   -          $0.5       $0.5       $  1.0     $  1.0
Return on common
  shareholders' equity (a)              21%        22%             NM          NM            NM         NM           20%        21%
Return on assets (a)                  1.79%      1.81%             NM          NM            NM         NM         1.81%      1.79%
Pretax operating margin                 31%        31%             NM          NM            NM         NM           32%        31%
Pretax operating margin
  excluding amortization of
  intangibles and trust-preferred
  securities expense                    35%        35%             NM          NM            NM         NM           37%        36%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense    63%        64%             NM          NM            NM         NM           62%        63%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Annualized.
NM - Not meaningful.

--------------------------------------------------------------------------------


Income before taxes for the total core sectors was $334 million in the third quarter of 1998, an increase of $5 million compared with $329 million in the second quarter of 1998. This increase resulted primarily from higher trust and investment management revenue, due to new business and higher volumes and higher net interest revenue, partially offset by lower mortgage servicing fees.

Income before taxes in the Consumer Fee Services sector decreased $3 million in the third quarter of 1998 compared with the second quarter of 1998, primarily from a lower contribution from mortgage banking, offset by higher private client profitability.

Consumer Banking Services income before taxes increased $1 million in the third quarter of 1998 compared with the second quarter of 1998, primarily due to higher revenue partially offset by higher credit quality expense and higher operating expenses.

Business Fee Services income before taxes in the third quarter of 1998 compared with the second quarter of 1998 increased $6 million primarily due to higher benefits consulting revenue and lower operating expenses.

Business Banking Services income before taxes increased $1 million in the third quarter of 1998 compared with the second quarter of 1998, primarily due to lower operating expenses.

FEE REVENUE

----------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter ended                                  Nine months ended
                                              --------------------------------------------             ---------------------------
                                              SEPT. 30,          June 30,        Sept. 30,             SEPT. 30,         Sept. 30,
(dollar amounts in millions)                       1998              1998             1997                  1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Investment management fee revenue                  $229              $227             $189                $  658            $  528
Administration and custody fee
  revenue                                           134               137              132                   403               342
Benefits consulting                                  58                54               54                   164                54
Brokerage fees (a)                                   11                11                3                    32                 8
----------------------------------------------------------------------------------------------------------------------------------
       Total trust and investment
         fee revenue                                432               429              378                 1,257               932
Cash management and deposit
  transaction charges                                66                65               62                   192               177
Mortgage servicing fees                              44                53               53                   152               157
Foreign currency and securities
  trading revenue                                    39                38               32                   118                82
Credit card fees                                     23                23               24                    70                73
Other (a)                                           108               104               86                   333               290
----------------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                           $712              $712             $635                $2,122            $1,711
----------------------------------------------------------------------------------------------------------------------------------
Fee revenue as a percentage of
  total revenue (FTE)                                66%               66%              63%                   66%               61%
Trust and investment fee revenue
  as a percentage of total revenue
  (FTE) (a)                                          40%               39%              38%                   39%               33%
----------------------------------------------------------------------------------------------------------------------------------

(a) Brokerage fees were previously reported in other fee revenue. Prior periods have been reclassified.


Fee revenue increased $77 million, or 12%, in the third quarter of 1998, compared with the third quarter of 1997. Excluding the revenue resulting from the Founders and Dreyfus Brokerage Services acquisitions, fee revenue increased 9% compared with the prior-year period.

Total trust and investment fee revenue

The $54 million, or 14%, increase in trust and investment fee revenue in the third quarter of 1998, compared with the prior-year period, reflects a $40 million increase in investment management revenue, a $2 million increase in administration and custody revenue and a $12 million increase in benefits consulting and brokerage fees. These increases resulted from new business, higher transaction volumes and an increase in the market value of assets under management, as well as revenue resulting from the Founders and Dreyfus Brokerage Services acquisitions. Excluding the Founders and Dreyfus Brokerage Services revenue, trust and investment fees increased 9% compared with the third quarter of 1997.

--------------------------------------------------------------------------------


Investment management fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter ended                                   Nine months ended
                                              --------------------------------------------             ---------------------------
                                              SEPT. 30,          June 30,        Sept. 30,             SEPT. 30,         Sept. 30,
(in millions)                                      1998              1998             1997                  1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees: (a)
   Equity funds                                    $ 45              $ 48             $ 30                  $126              $ 80
   Taxable money market funds:
     Institutions                                    21                21               18                    60                49
     Individuals                                      8                 8                9                    24                27
   Tax-exempt bond funds                             24                23               24                    71                72
   Fixed-income funds                                11                 9                6                    27                17
   Tax-exempt money market funds                      7                 7                7                    21                21
   Nonproprietary                                     6                 4                3                    13                 8
----------------------------------------------------------------------------------------------------------------------------------
           Total managed mutual fund fees           122               120               97                   342               274
Private asset                                        56                54               47                   162               131
Institutional asset                                  51                53               45                   154               123
----------------------------------------------------------------------------------------------------------------------------------
           Total investment management
             revenue                               $229              $227             $189                  $658              $528
----------------------------------------------------------------------------------------------------------------------------------

(a) Net of quarterly mutual fund fees waived and fund expense reimbursements of $10 million, $10 million and $9 million at September 30, 1998, June 30, 1998, and September 30, 1997, respectively. Net of year-to-date fees waived and fund expense reimbursements of $31 million and $29 million at September 30, 1998 and 1997, respectively.

The $40 million increase in investment management revenue primarily resulted from a $25 million, or 26%, increase in mutual fund management revenue. Mutual fund management fees are based upon the average net assets of each fund. Including the Founders funds of approximately $7 billion, the average net assets of proprietary mutual funds managed at Dreyfus/Founders in the third quarter of 1998 were $108 billion, up $17 billion from $91 billion in the third quarter of 1997 and down $1 billion from $109 billion in the second quarter of 1998. The increase from the third quarter of 1997 primarily resulted from increases in average net assets of equity mutual funds and taxable money market funds. Proprietary equity mutual funds, including the $7 billion of funds related to Founders, averaged $32 billion in the third quarter of 1998, compared with $21 billion in the third quarter of 1997 and $33 billion in the second quarter of 1998. In addition, private asset management revenue increased $9 million, or 20%, and institutional asset management revenue increased $6 million, or 13%. These increases resulted from new business and an increase in the market value of assets under management.

As shown in the table on the following page, the market value of trust assets under management was $334 billion at September 30, 1998, a $16 billion decrease from $350 billion at June 30, 1998. This decrease resulted from a general market decrease, offset in part by net new business. At September 30, 1998, compared to June 30, 1998, the S&P 500 Index decreased 10.3% while the Lehman Brothers Long-Term Government Bond Index increased 8.0%. With the inclusion of the Newton assets, the Corporation's assets under management, using September 30, 1998, levels, would have totaled approximately $355 billion.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT - DREYFUS (a)
                                                            SEPT. 30,       June 30,      March 31,        Dec. 31,      Sept. 30,
(in billions)                                                    1998           1998           1998            1997           1997
----------------------------------------------------------------------------------------------------------------------------------
Mutual fund assets managed:
    Equity funds                                                 $ 30           $ 34           $ 26            $ 22           $ 22
    Taxable money market funds:
        Institutions                                               38             35             34              33             32
        Individuals                                                 9              8              9               9              9
    Tax-exempt bond funds                                          17             16             16              17             17
    Fixed-income funds                                              7              7              5               5              5
    Tax-exempt money market funds                                   8              8              8               7              7
    Nonproprietary                                                 16             17             15              11             10
----------------------------------------------------------------------------------------------------------------------------------
             Total mutual fund assets managed                     125            125            113             104            102
Private asset                                                      37             41             40              36             34
Institutional asset (b)                                           172            184            175             165            163
----------------------------------------------------------------------------------------------------------------------------------
             Total market value of assets
               under management                                  $334           $350           $328            $305           $299
----------------------------------------------------------------------------------------------------------------------------------

(a) "Dreyfus," as defined for purposes of this table, consists of five business units: Dreyfus Funds, the retail mutual funds area of the Corporation which includes The Dreyfus Corporation and Founders Asset Management, LLC; Dreyfus Brokerage, which includes Dreyfus Investment Services Corporation and Dreyfus Brokerage Services; Dreyfus Retirement Services, the defined contribution business of the Corporation; Dreyfus Institutional Investors, the investment management business of the Corporation which includes The Boston Company Asset Management, Mellon Capital Management, Mellon Equity Associates, Mellon Bond Associates, Certus Asset Advisors, Franklin Portfolio Associates, Pareto Partners and Prime Advisors, Inc.; and Mellon Private Asset Management, the high net worth personal trust and custody business of the Corporation.

(b) Includes assets managed at Pareto Partners of $24 billion at September 30, 1998; $25 billion at June 30, 1998; $24 billion at March 31, 1998; $21 billion at December 31, 1997; and $21 billion at September 30, 1997. The Corporation has a 30% equity interest in Pareto Partners.

At September 30, 1998, the combined market values of $16 billion of nonproprietary mutual funds and $172 billion of institutional assets managed, by asset type, were as follows: equities, $70 billion; balanced, $35 billion; fixed income, $33 billion; money market, $26 billion; and $24 billion at Pareto Partners, primarily in currency overlay and global fixed-income products, for a total of $188 billion.

Administration and custody fee revenue


----------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter ended                                    Nine months ended
                                              --------------------------------------------             ---------------------------
                                              SEPT. 30,          June 30,        Sept. 30,             SEPT. 30,         Sept. 30,
(in millions)                                      1998              1998             1997                  1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Administration and custody:
   Institutional trust                             $ 95              $ 98             $ 94                  $288              $233
   Mutual fund                                       34                34               34                   101                97
   Private asset                                      5                 5                4                    14                12
----------------------------------------------------------------------------------------------------------------------------------
     Total administration and custody
       revenue                                     $134              $137             $132                  $403              $342
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Administration and custody fee revenue increased $2 million in the third quarter of 1998, compared with the third quarter of 1997. Excluding the fees from the corporate trust business which was sold in November 1997, from the third quarter of 1997, institutional trust fees increased 6% compared with the prior-year period. Administration and custody fee revenue decreased $3 million compared with the second quarter of 1998, primarily resulting from a decrease in securities lending revenue, which is included in institutional trust fees.

The market value of assets under administration/custody, shown in the table below, was $1,642 billion at September 30, 1998, a decrease of $149 billion compared with $1,791 billion at June 30, 1998. This decrease resulted from a general market decrease, offset in part by new business.


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in billions)                                           1998             1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust (a)                               $1,556           $1,701            $1,564           $1,440            $1,396
Mutual fund                                               52               54                67               60                60
Private asset                                             34               36                35               32                32
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,642           $1,791            $1,666           $1,532            $1,488
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $265 billion of assets at September 30, 1998; $316 billion of assets at June 30, 1998; $317 billion of assets at March 31, 1998; $246 billion at December 31, 1997; and $246 billion at September 30, 1997, administered by CIBC Mellon Global Securities Services, a 50% owned joint venture.

Benefits consulting and brokerage fees

Benefits consulting fees increased $4 million in the third quarter of 1998, compared with the prior-year period, primarily resulting from new business and increased project activity with existing clients. The $8 million increase in brokerage fees primarily resulted from the acquisition of Dreyfus Brokerage Services.

Cash management and deposit transaction charges

The $4 million, or 6%, increase in cash management and deposit transaction charges in the third quarter of 1998, compared with the prior-year period, primarily resulted from higher volumes of business in customer receivables, payables and treasury management products.

Mortgage servicing fees

Mortgage servicing fees decreased $9 million, or 17%, in the third quarter of 1998, compared with the third quarter of 1997. This decrease primarily resulted from a higher level of mortgage prepayments as well as from the sale of certain mortgage servicing rights.

Foreign currency and securities trading revenue

The $7 million, or 20%, increase in foreign currency and securities trading revenue in the third quarter of 1998, compared with the prior-year period, was attributable to higher foreign exchange fees earned as a result of higher levels of customer activity, primarily in the Corporation's global custody business, and market volatility.

--------------------------------------------------------------------------------


Credit card fees

Credit card fees were $23 million and $70 million in the third quarter and first nine months of 1998, respectively, compared with $24 million and $73 million in the third quarter and first nine months of 1997. The Corporation's announced agreement to sell its merchant card processing business to Paymentech, Inc. is expected to be completed during the fourth quarter of 1998, subject to certain closing conditions and regulatory approvals. This business generated approximately $25 million of fee and net interest revenue in the first nine months of 1998.

Other fee revenue

Other fee revenue was $108 million in the third quarter of 1998, an increase of $22 million compared with the third quarter of 1997. This increase primarily resulted from higher fees from various fee-based services and higher gains from the sale of equity securities and other assets.

Third quarter 1998 compared with second quarter 1998

Fee revenue was unchanged compared with the second quarter of 1998 as higher trust and investment fees and other fees were offset by lower mortgage servicing fees.

Year-to-date 1998 compared with year-to-date 1997

Fee revenue totaled $2,122 million in the first nine months of 1998, a $411 million increase compared with the prior-year period, primarily resulting from the full-period impact of the July 1997 Buck acquisition as well as the same factors responsible for the third quarter of 1998 increase as compared to the prior-year period. Excluding the revenue resulting from the Buck, Founders and Dreyfus Brokerage Services acquisitions, fee revenue increased 12% compared with the prior-year period.

NET INTEREST REVENUE
--------------------------------------------------------------------------------


Net interest revenue, on a fully taxable equivalent basis, for the third quarter of 1998 totaled $376 million, compared with $369 million in the third quarter of 1997 and $374 million in the second quarter of 1998. The net interest margin was 3.95% in the third quarter of 1998, compared with 4.24% in the third quarter of 1997 and 3.97% in the second quarter of 1998. The $7 million increase in net interest revenue on a fully taxable equivalent basis in the third quarter of 1998 compared with the third quarter of 1997 was due to the favorable impacts of the acquisitions of Mellon United National Bank and Mellon 1st Business Bank in February 1998 and Dreyfus Brokerage Services in November 1997, net of funding costs, partially offset by the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio and the February 1998 Series K preferred stock redemption.

Year-to-date 1998 compared with year-to-date 1997

Net interest revenue and the net interest margin, on a fully taxable equivalent basis, were $1,117 million and 3.99%, respectively, in the first nine months of 1998, compared with $1,113 million and 4.30% in the first nine months of 1997. The $4 million increase in net interest revenue primarily resulted from the same factors responsible for the third quarter of 1998 increase as compared to the prior-year period. The 31 basis point decrease in the net interest margin in the first nine months of 1998, compared with the first nine months of 1997, primarily resulted from funding costs related to the acquisitions, the transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio and the Series K preferred stock redemption.

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine months ended
                                                                                 ---------------------------------------------------
                                                                                     SEPT. 30, 1998              Sept. 30, 1997
                                                                                 AVERAGE        AVERAGE       Average        Average
(dollar amounts in millions)                                                     BALANCE   YIELDS/RATES       balance   yields/rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Federal funds sold and securities under resale agreements    $   828          5.96%       $   483          5.43%
                    Interest-bearing deposits with banks                             599          5.15            534          5.04
                    Other money market investments                                   125          5.45             98          5.24
                    Trading account securities                                       249          6.22            181          5.58
                    Securities:
                      U.S. Treasury and agency securities (a)                      5,336          6.76          5,545          6.77
                      Obligations of states and political subdivisions (a)            43          7.59             42          7.77
                      Other (a)                                                      127          6.94            110          6.57
                    Loans, net of unearned discount (a)                           30,027          8.03         27,599          8.22
                                                                                 -------                      -------
                         Total interest-earning assets                            37,334          7.73         34,592          7.87
                  Cash and due from banks                                          3,205                        2,783
                  Premises and equipment                                             562                          585
                  Customers' acceptance liability                                    107                          277
                  Net acquired property                                               59                           73
                  Other assets (a)                                                 6,548                        4,700
                  Reserve for credit losses                                         (498)                        (518)
                  -----------------------------------------------------------------------------------------------------------------
                         Total assets                                            $47,317                      $42,492
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                     $   337          2.24%       $   230          1.81%
shareholders'         Money market and other savings accounts                     10,982          2.93         10,018          2.83
equity                Retail savings certificates                                  7,658          5.01          7,049          4.98
                      Other time deposits                                          1,957          5.59          1,898          5.61
                    Deposits in foreign offices                                    2,714          5.01          2,657          4.87
                                                                                 -------                      -------
                         Total interest-bearing deposits                          23,648          4.05         21,852          4.00
                    Federal funds purchased and securities under
                     repurchase agreements                                         2,134          5.61          1,345          5.45
                    U.S. Treasury tax and loan demand notes                          578          5.35            490          5.32
                    Term federal funds purchased                                     401          5.73            589          5.67
                    Short-term bank notes                                            294          5.71            115          6.18
                    Commercial paper                                                 200          5.57             69          5.36
                    Other funds borrowed                                             349          9.06            377          8.25
                    Notes and debentures (with original maturities over one year)  2,935          6.90          2,689          6.97
                                                                                 -------                      -------
                         Total interest-bearing liabilities                       30,539          4.57         27,526          4.49
                  Total noninterest-bearing deposits                               9,579                        8,396
                  Acceptances outstanding                                            107                          277
                  Other liabilities (a)                                            2,022                        1,628
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities                                        42,247                       37,827
                  -----------------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures               991                          990
                  -----------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                         4,079                        3,675
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                  $47,317                      $42,492
-----------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                          7.73%                        7.87%
                  Cost of funds supporting interest-earning assets                                3.74                         3.57
                  -----------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                      3.99%                        4.30%
                    Without taxable equivalent increments                                         3.97                         4.27
                  -----------------------------------------------------------------------------------------------------------------

                  (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.
                  Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using

----------------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended
----------------------------------------------------------------------------------------------------------------------------------
       SEPT. 30, 1998            June 30, 1998             March 31, 1998           Dec. 31, 1997              Sept. 30, 1997
  AVERAGE       AVERAGE      Average       Average     Average       Average     Average       Average      Average       Average
  BALANCE  YIELDS/RATES      balance  yields/rates     balance  yields/rates     balance  yields/rates      balance  yields/rates
----------------------------------------------------------------------------------------------------------------------------------

  $   665          7.06%     $   853          5.52%    $   967          5.58%    $   792          5.05%     $   601          5.59%
      575          5.27          569          4.93         655          5.24         468          5.16          496          5.14
      111          5.17          175          5.12          90          6.46         137          5.77          134          5.73
      266          6.64          239          5.60         242          6.35         159          5.41          171          5.44

    5,543          6.61        5,385          6.72       5,071          6.98       5,129          6.71        5,315          6.74
       53          7.26           45          6.67          35          8.71          26          7.78           29          7.63
      106          6.99          126          6.93         148          6.92         105          7.80          109          5.92
   30,421          8.05       30,281          8.05      29,367          7.99      28,461          8.07       27,583          8.18
  -------                    -------                   -------                   -------                    -------
   37,740          7.76       37,673          7.72      36,575          7.72      35,277          7.75       34,438          7.84
    3,115                      3,281                     3,220                     3,026                      2,875
      562                        562                       562                       592                        601
      106                         92                       123                       253                        315
       60                         68                        49                        53                         71
    6,794                      6,721                     6,120                     5,510                      5,057
     (501)                      (499)                     (492)                     (495)                      (512)
----------------------------------------------------------------------------------------------------------------------------------
  $47,876                    $47,898                   $46,157                   $44,216                    $42,845
----------------------------------------------------------------------------------------------------------------------------------


  $   354          2.18%     $   347          2.14%    $   309          2.43%    $   239          2.15%     $   231          2.50%
   11,073          2.96       11,069          2.91      10,801          2.91      10,128          2.89        9,840          2.84
    7,699          4.99        7,680          5.01       7,596          5.04       7,514          5.08        7,336          5.06
    2,071          5.64        2,092          5.55       1,702          5.59       1,456          5.78        1,710          5.77
    2,847          5.18        2,740          4.86       2,550          4.98       2,594          4.92        2,425          4.88
  -------                    -------                   -------                   -------                    -------
   24,044          4.09       23,928          4.03      22,958          4.04      21,931          4.07       21,542          4.05

    2,373          5.94        2,257          5.38       1,765          5.44       1,522          5.66        1,163          5.58
      630          5.37          684          5.32         418          5.35         401          5.36          467          5.40
      271          5.74          388          5.63         546          5.80         631          5.83          570          5.86
      275          5.69          296          5.68         313          5.76         231          5.30          199          6.52
      164          5.57          237          5.55         200          5.60          70          5.54           58          5.45
      344          9.18          352          9.16         351          8.83         556          7.75          435          8.19
    3,003          6.81        3,003          6.88       2,797          7.01       2,781          6.94        2,832          6.83
  -------                    -------                   -------                   -------                    -------
   31,104          4.62       31,145          4.53      29,348          4.54      28,123          4.58       27,266          4.56
    9,355                      9,620                     9,767                     9,154                      8,807
      106                         92                       123                       253                        315
    2,095                      1,968                     2,001                     1,961                      1,776
----------------------------------------------------------------------------------------------------------------------------------
   42,660                     42,825                    41,239                    39,491                     38,164
----------------------------------------------------------------------------------------------------------------------------------

      991                        991                       991                       990                        990
----------------------------------------------------------------------------------------------------------------------------------
    4,225                      4,082                     3,927                     3,735                      3,691
----------------------------------------------------------------------------------------------------------------------------------

  $47,876                    $47,898                   $46,157                   $44,216                    $42,845
----------------------------------------------------------------------------------------------------------------------------------
                   7.76%                      7.72%                     7.72%                     7.75%                      7.84%
                   3.81                       3.75                      3.66                      3.68                       3.60
----------------------------------------------------------------------------------------------------------------------------------

                   3.95%                      3.97%                     4.06%                     4.07%                      4.24%
                   3.93                       3.95                      4.04                      4.05                       4.22
----------------------------------------------------------------------------------------------------------------------------------

dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

OPERATING EXPENSE

--------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter ended                                 Nine months ended
                                            --------------------------------------------             ---------------------------
                                            SEPT. 30,          June 30,        Sept. 30,             SEPT. 30,         Sept. 30,
(dollar amounts in millions)                     1998              1998             1997                  1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Staff expense                                    $358              $355             $344                $1,070            $  888
Professional, legal and other
  purchased services                               72                67               55                   200               147
Net occupancy expense                              59                59               55                   174               161
Amortization of mortgage servicing assets
  and purchased credit card relationships          43                44               29                   132                85
Equipment expense                                  42                41               38                   122               110
Business development                               33                42               36                   111               111
Amortization of goodwill and
  other intangible assets                          35                35               25                   100                79
Communications expense                             27                26               25                    79                76
Other expense                                      48                52               44                   147               130
--------------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-
       preferred securities expense and
       net revenue from acquired property         717               721              651                 2,135             1,787
Trust-preferred securities expense                 20                19               20                    59                59
Net revenue from acquired property                 (3)               (2)              (1)                   (6)               (7)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                     $734              $738             $670                $2,188            $1,839
--------------------------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff             28,400            28,600           27,300                28,300            26,000
--------------------------------------------------------------------------------------------------------------------------------

Efficiency ratio (a)                               66%               66%              65%                   66%               63%
Efficiency ratio excluding amortization
  of goodwill and other intangible assets          62%               63%              62%                   63%               60%
--------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense and net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sale of securities.

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $66 million, or 10%, in the third quarter of 1998 compared with the prior-year period, primarily resulting from acquisitions, business growth and higher amortization of mortgage servicing assets. Excluding the effect of acquisitions and the increase in the amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 2%.

The amortization of mortgage servicing assets and purchased credit card relationships increased $14 million compared with the third quarter of 1997, primarily resulting from an acceleration of amortization due to a higher level of mortgage prepayments. Future declines in interest rates can potentially result in prepayments of the mortgage loans underlying mortgage servicing rights
(MSRs), which can potentially decrease future net servicing revenue. Decreases in expected future net servicing revenue can potentially result in accelerated amortization and potential impairment of MSRs. The Corporation has entered into various off-balance-sheet instruments to hedge the prepayment risk associated with its mortgage servicing portfolio. See pages 34 and 35 for a further discussion of the instruments.

Third quarter 1998 compared with second quarter 1998

Operating expense before trust-preferred securities expense and net revenue from acquired property decreased $4 million in the third quarter of 1998, compared with the second quarter of 1998. This decrease resulted primarily from lower advertising, sales promotions and travel expense.

--------------------------------------------------------------------------------


Year-to-date 1998 compared with year-to-date 1997

The $348 million, or 19%, increase in operating expense before trust-preferred securities expense and net revenue from acquired property in the first nine months of 1998, compared with the first nine months of 1997, primarily resulted from the same factors responsible for the third quarter 1998 increase as compared to the prior-year period. Excluding the effect of acquisitions and the increase in the amortization of mortgage servicing assets and purchased credit card relationships, operating expense before trust-preferred securities expense and net revenue from acquired property increased approximately 3%.

Year 2000 Project

In early 1996, the Corporation formed a year 2000 project team to identify information technology and non-information technology systems that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's business areas are in various stages of this project plan. The Corporation currently expects to have substantially completed programming changes and internal testing of internal mission critical information technology systems by December 31, 1998, and to have begun significant enterprise testing of mission critical information technology systems in late 1998, which testing is expected to be substantially completed by June 30, 1999. The Corporation currently expects to have substantially completed remediation and testing of mission critical non-information technology systems by June 30, 1999. The Corporation also currently expects to have substantially completed remediation and testing of both information technology and non-information technology systems that the Corporation has determined are of high business value and priority (although not mission critical) by June 30, 1999.

The Corporation incurred expenses throughout 1996 and 1997 and in the first three quarters of 1998 related to this project and will continue to incur expenses over the next 15 months. The Corporation currently estimates that the costs related to systems remediation and testing will be approximately $70 million to $95 million. Approximately 15% of these costs were incurred in 1996 and 1997 with approximately 50% expected to be incurred in 1998 and 35% in 1999. A significant portion of total year 2000 project expenses is represented by existing staff that has been redeployed to this project. The Corporation does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the year 2000 project are not expected to materially impact operating results in any one period.

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


The Corporation is developing contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve internal remediation or identifying alternate vendors. The Corporation also is enhancing its existing

--------------------------------------------------------------------------------


business resumption plans to reflect year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any mission critical year 2000 problems that become evident after December 31, 1999. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are unavailable or severely limited.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, there may be increases in the Corporation's problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of any such losses at this time.

Until the year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problems related to year 2000. The year 2000 technology challenge is an unprecedented event. If year 2000 issues are not adequately addressed by the Corporation and third parties, the Corporation could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Corporation's business, results of operations and financial position could be materially adversely affected.

The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs, the dates by which the Corporation expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to identify and convert all relevant systems; results of year 2000 testing; adequate resolution of year 2000 issues by governmental agencies, businesses or other third parties that are service providers, suppliers, borrowers or customers of the Corporation; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Euro Project

On January 1, 1999, eleven member states of the European Union are scheduled to adopt a common currency, the "euro", with each state's national currency to have a fixed conversion rate with the euro. The adoption of the euro will require the Corporation to modify certain information technology and other systems, including currency conversions and redenomination of securities, to accommodate euro-denominated transactions. Such modifications will be of particular importance to the Corporation's global custody, foreign exchange, asset management, cash management, funds administration and global securities lending business.

In August 1997, the Corporation formed a taskforce with representation from the affected business lines to plan and implement necessary modifications attendant to the adoption of the euro. Each affected business area has developed a project plan that is being monitored centrally, and these business areas are in various stages of these plans. The Corporation currently expects to have substantially completed modifications and reasonable testing by the time of adoption of the euro. The Corporation has incurred and will continue to incur expenses related to the euro project. A significant portion of the euro project expenses is represented by existing staff that has been

--------------------------------------------------------------------------------


redeployed to this project. Incremental expenses related to the euro project are not expected to be material. The Corporation currently expects a potential reduction in the number of foreign exchange transactions as a result of the euro's replacement of a variety of sovereign currencies.

The impact of euro issues on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which euro issues are addressed by governmental agencies, depositaries, clearing agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has an ongoing process of identifying and contacting significant third party vendors and other significant third parties to determine their euro plans and target dates. Notwithstanding the Corporation's efforts, there can be no assurance that third party vendors or other third parties will adequately address their euro issues.

The Corporation has developed contingency plans for implementation in the event that significant third party vendors or other significant third parties fail to adequately address euro issues or other problems are experienced. The Corporation has also developed plans designed to coordinate the efforts of its personnel and resources in addressing any euro problems that become evident after December 31, 1998. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain significant third parties, such as European depositaries, where alternative arrangements or sources are unavailable or severely limited.

The foregoing euro discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, the amount of incremental expenses and the time by which the Corporation expects to substantially complete modifications and reasonable testing, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party vendors and service providers, behavior of currency market participants and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to identify and convert all relevant systems; results of euro testing; effective transitioning to euro-denominated transactions by third parties with whom the Corporation does business; adequate resolution of euro issues by governmental agencies, depositaries, clearing agencies, businesses or other third parties that are service providers, suppliers or customers of the Corporation; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing euro discussion speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes totaled $353 million in the first nine months of 1998, compared with $327 million in the first nine months of 1997. The Corporation's effective tax rate for the first nine months of 1998 was 35.3%, compared with 36.3% for the same period of 1997. It is expected that the effective tax rate will remain at approximately 35.3% for the remainder of 1998. It is currently anticipated that the effective tax rate for 1999 will fall within the range of 36.5% to 37.5%.

ASSET/LIABILITY MANAGEMENT

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter ended
                                                                                   ---------------------------------------------
                                                                                   SEPT. 30,          June 30,         Sept. 30,
(average balances in millions)                                                          1998              1998              1997
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                             $ 1,351           $ 1,597           $ 1,231
Trading account securities                                                               266               239               171
Securities                                                                             5,754             5,596             5,469
Loans                                                                                 30,426            30,302            27,596
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                  37,797            37,734            34,467
Noninterest-earning assets                                                            10,641            10,730             8,924
Reserve for credit losses                                                               (501)             (499)             (512)
--------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $47,937           $47,965           $42,879
--------------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                           $38,477           $38,328           $34,993
Wholesale and purchased funds                                                          9,460             9,637             7,886
--------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                 $47,937           $47,965           $42,879
--------------------------------------------------------------------------------------------------------------------------------


The increase in the Corporation's average interest-earning assets in the third quarter of 1998, compared with the third quarter of 1997, reflects a $2,830 million increase in average loans and a $285 million increase in average securities. Excluding the effect of acquisitions, average loans in the third quarter of 1998 grew by approximately $1.4 billion, compared with the prior-year period, primarily in wholesale lending and the jumbo residential mortgage portfolio.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, and trust-preferred securities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $4,558 million in the third quarter of 1998 from the prior-year period, reflecting higher loan levels and a higher level of noninterest-earning assets. The increase in noninterest-earning assets includes a higher level of goodwill resulting from the Mellon United National Bank, Founders, Mellon 1st Business Bank and Dreyfus Brokerage Services acquisitions and a higher level of cash and due from banks. Average core funds increased $3,484 million in the third quarter of 1998 from the prior-year period, primarily reflecting higher levels of deposits, due in part to the acquisitions. Core funds averaged 95% of core assets in the third quarter of 1998, compared with 95% in the second quarter of 1998 and 97% in the third quarter of 1997.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, U.S. Treasury tax and loan demand notes, short-term bank notes, commercial paper, other time deposits and other funds borrowed. Average wholesale and purchased funds increased $1,574 million compared with the prior-year period, primarily reflecting an increase in federal funds purchased and securities under repurchase agreements, and deposits in foreign offices. As a percentage of total average assets, average wholesale and purchased funds were 20% in the third quarter of 1998, compared with 20% in the second quarter of 1998 and 18% in the third quarter of 1997.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------


The loan portfolio increased $2,773 million at September 30, 1998, compared with September 30, 1997, reflecting the Mellon 1st Business Bank and Mellon United National Bank acquisitions as well as increases in other consumer credit, small business lending and consumer mortgages. Partially offsetting these increases was a lower level of credit card loans due, in part, to the transfer of $231 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio in the fourth quarter of 1997. At September 30, 1998, the composition of the loan portfolio was 57% commercial and 43% consumer.


--------------------------------------------------------------------------------------------------------------------------------
                                                    SEPT. 30,        June 30,         March 31,       Dec. 31,         Sept. 30,
(in millions)                                            1998            1998              1998           1997              1997
--------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS
   Commercial and financial                           $11,330         $11,283           $11,158        $10,826           $10,259
   Commercial real estate                               2,257           2,134             1,999          1,509             1,599
   Consumer credit:
     Consumer mortgage                                  8,701           8,506             8,689          8,505             8,318
     Credit card                                          788             830               862            931             1,104
     Other consumer credit                              3,745           3,582             3,396          3,166             2,785
--------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                         13,234          12,918            12,947         12,602            12,207
   Lease finance assets                                 2,590           2,570             2,578          2,639             2,502
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                          29,411          28,905            28,682         27,576            26,567
INTERNATIONAL LOANS                                     1,641           1,749             1,661          1,566             1,712
--------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount        $31,052         $30,654           $30,343        $29,142           $28,279
--------------------------------------------------------------------------------------------------------------------------------


Commercial and financial

Total domestic commercial and financial loans increased by $1,071 million, or 10%, at September 30, 1998, compared to September 30, 1997, primarily as a result of an increase in small business lending as well as the Mellon 1st Business Bank and Mellon United National Bank acquisitions. Commercial and financial loans represented 37% of the total loan portfolio at September 30, 1998, and 36% at September 30, 1997. At September 30, 1998, the Corporation had no hedge fund exposure.

Commercial real estate

--------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS
                                                    SEPT. 30,        June 30,         March 31,       Dec. 31,         Sept. 30,
(in millions)                                            1998            1998              1998           1997              1997
--------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans             $1,509          $1,367            $1,278         $  942            $1,062
Owner-occupied and other loans (a)                        748             767               721            541               507
FDIC loss share loans                                       -               -                 -             26                30
--------------------------------------------------------------------------------------------------------------------------------
   Total                                               $2,257          $2,134            $1,999         $1,509            $1,599
--------------------------------------------------------------------------------------------------------------------------------

(a) Owner-occupied and other loans are loans that are secured by real estate; however, the commercial property is not being relied upon as the primary source of repayment.


Domestic commercial real estate loans increased by $658 million, or 41%, at September 30, 1998, compared with September 30, 1997. This increase primarily resulted from the Mellon United National Bank and Mellon 1st Business Bank acquisitions as well as loan growth. Domestic commercial real estate loans were 7% of total loans at September 30, 1998, up from 6% a year earlier.

--------------------------------------------------------------------------------


Consumer mortgage

----------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC CONSUMER MORTGAGE LOANS
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in millions)                                           1998             1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Jumbo residential mortgages                           $3,835           $3,673            $3,634           $3,613            $3,353
One- to four-family residential mortgages              2,312            2,353             2,668            2,514             2,459
Fixed-term home equity loans                           1,781            1,777             1,750            1,742             1,862
Home equity revolving credit line loans                  773              703               637              636               644
----------------------------------------------------------------------------------------------------------------------------------
    Total                                             $8,701           $8,506            $8,689           $8,505            $8,318
----------------------------------------------------------------------------------------------------------------------------------


At September 30, 1998, the domestic consumer mortgage portfolio totaled $8,701 million, a $383 million, or 5%, increase from September 30, 1997. This increase primarily resulted from an increase in jumbo residential mortgages.

Credit card

At September 30, 1998, credit card loans totaled $788 million, a $316 million, or 29%, decrease from September 30, 1997. Credit card loans represented 3% of total loans at September 30, 1998, compared with 4% a year earlier. This decrease primarily resulted from the transfer of $231 million of CornerStone(sm) credit card loans to an accelerated resolution portfolio in the fourth quarter of 1997 and from credit losses. The CornerStone(sm) credit card portfolio was $251 million, or 32% of total credit cards at September 30, 1998, compared with $501 million, or 45% at September 30, 1997.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $3,745 million at September 30, 1998, an increase of $960 million, or 35%, from September 30, 1997. The increase was primarily due to a higher level of margin loans following the November 1997 acquisition of Dreyfus Brokerage Services and a higher level of automobile loans related to the February 1998 acquisition of Mellon 1st Business Bank as well as loan growth. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1,732 million, or 46% of this portfolio, at September 30, 1998.

Lease finance assets

Lease finance assets totaled $2,590 million at September 30, 1998, an increase of $88 million, compared with September 30, 1997. Lease finance assets represented 8% of the total loan portfolio at September 30, 1998, compared with 9% at September 30, 1997.

International loans

Loans to international borrowers totaled $1,641 million at September 30, 1998, down 4% from $1,712 million at September 30, 1997, primarily due to decreased activity with large corporate customers and foreign banks. There were no nonperforming international loans at September 30, 1998. At September 30, 1998, the Corporation had no direct southeast Asian or Russian exposure.

--------------------------------------------------------------------------------


Assets held for accelerated resolution

In December 1997, the Corporation transferred $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. In connection with this transfer, the Corporation evaluated the carrying value of these loans and recorded a credit loss of $65 million to reflect an estimated net realizable value of $166 million. Interest and principal receipts, fees and loan loss recoveries on loans in this portfolio are applied to reduce the carrying value of the portfolio. The net carrying value of the accelerated resolution portfolio was $86 million at September 30, 1998, compared with $106 million at June 30, 1998, and $157 million at December 31, 1997. This portfolio is in other assets on the Corporation's balance sheet.


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      SEPT. 30,         June 30,         Sept. 30,
(in millions)                                                                              1998             1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                            $34,330 (a)      $33,578           $31,088
Standby letters of credit and foreign guarantees                                          4,004 (b)        3,696             3,800
Commercial letters of credit                                                                 85              181                85
Residential mortgage loans serviced with recourse                                            85               90               117
Custodian securities lent with indemnification
  against broker default of return of securities                                         30,279           31,108            26,987
----------------------------------------------------------------------------------------------------------------------------------

(a) Approximately 32% of these commitments are scheduled to expire within one year, and approximately 85% are scheduled to expire within five years.
(b)  Net of participations and cash collateral totaling $327 million.

CAPITAL
----------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA
(dollar amounts in millions,                                        SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
except per share amounts)                                                1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                          $  4,358          $  4,234         $  3,652          $  3,585
Common shareholders' equity to assets ratio                              9.03%             8.92%            8.13%             8.25%

Tangible common shareholders' equity                                 $  2,243          $  2,078         $  2,227          $  2,265
Tangible common shareholders' equity
  to assets ratio (a)                                                    4.86%             4.59%            5.12%             5.37%

Total shareholders' equity                                           $  4,358          $  4,234         $  3,845          $  3,778
Total shareholders' equity to assets ratio                               9.03%             8.92%            8.56%             8.69%

Tier I capital ratio (b)                                                 6.78%             6.51%            7.77%             8.08%
Total (Tier I plus Tier II) capital ratio (b)                           11.22%            10.83%           12.73%            13.24%
Leverage capital ratio (b)                                               7.06%             6.65%            8.02%             8.37%
Total Tier I capital                                                 $  3,245          $  3,055         $  3,441          $  3,476
Total (Tier I plus Tier II) capital                                  $  5,367          $  5,081         $  5,638          $  5,699
Total risk-adjusted assets                                           $ 47,852          $ 46,934         $ 44,287          $ 43,027
Average assets - leverage capital basis                              $ 45,979          $ 45,919         $ 42,926          $ 41,513

Book value per common share                                          $  16.69          $  16.24         $  14.39          $  14.08
Tangible book value per common share                                 $   8.59          $   7.97         $   8.77          $   8.90

Closing common stock price                                           $  55.00          $ 69.688         $  60.63          $  54.75
Market capitalization                                                $ 14,363          $ 18,168         $ 15,386          $ 13,938
Common shares outstanding (000)                                       261,140           260,708          253,786           254,578
----------------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions.
(b) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

The increase in shareholders' equity at September 30, 1998, compared with September 30, 1997, primarily reflects earnings retention and common shares issued in the Mellon United National Bank acquisition in February 1998. Also impacting total shareholders' equity, compared with September 30, 1997, was the February 1998 redemption of the $200 million Series K preferred stock. The Corporation repurchased approximately 500 thousand shares of its common stock in the third quarter of 1998. At September 30, 1998, approximately 4.3 million common shares remain available for repurchase under a 6 million share repurchase program authorized by the board of directors in July 1997.

COMMON SHARES OUTSTANDING
--------------------------------------------------------------------------------------------------------------------------------
                                                                                THIRD QUARTER     YEAR TO DATE         Full Year
(in millions)                                                                            1998             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                            260.7            253.8            257.3
Shares issued for stock-based benefit plans and dividend reinvestment plan                0.9              2.7              5.1
Shares issued for Mellon United National Bank acquisition                                   -              5.1                -
Shares issued for Buck acquisition                                                          -                -              3.5
Shares repurchased                                                                       (0.5) (a)        (0.5) (a)       (12.1) (b)
--------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                        261.1            261.1            253.8
--------------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of $27 million for an average share price of $53.53 per share.
(b) Purchase price of $534 million for an average share price of $44.01 per share.

--------------------------------------------------------------------------------


Regulatory capital

For an institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at September 30, 1998. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

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

The decrease in the Corporation's regulatory capital ratios, compared with September 30, 1997, reflects an increase in goodwill and other intangibles and a higher level of risk-adjusted assets, resulting from acquisitions as well as the Series K preferred stock redemption.

When computing Tier I capital, the Corporation deducts all goodwill and certain other identified intangibles acquired subsequent to February 19, 1992, except mortgage servicing assets and purchased credit card relationships.

Acquisition-related intangibles


----------------------------------------------------------------------------------------------------------------------------------
ACQUISITION-RELATED INTANGIBLES                                     SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                               $2,016            $2,050           $1,341            $1,229
Purchased core deposit intangibles                                         81                88               65                71
Other identified intangibles                                               18                18               19                20
----------------------------------------------------------------------------------------------------------------------------------
     Total acquisition-related intangibles                             $2,115            $2,156           $1,425            $1,320
----------------------------------------------------------------------------------------------------------------------------------


The $787 million increase in goodwill from September 30, 1997, resulted from an approximately $910 million increase related to acquisitions, partially offset by amortization expense. Based upon the current level of acquisition-related intangibles and the amortization schedule and including the Newton acquisition, the annual amortization for the years 1999 through 2003 is expected to be approximately $147 million, $135 million, $126 million, $123 million and $119 million, respectively. For the full-year 1999, using average common shares and equivalents outstanding at September 30, 1998, the after-tax impact of the annual amortization is expected to be $119 million, or approximately $.45 per share. The after-tax impact of the annual amortization for the years 2000 through 2003 is expected to be approximately $112 million, $105 million, $102 million and $99 million, respectively. The level of goodwill will increase by approximately $230 million due to the Newton acquisition in October 1998.

--------------------------------------------------------------------------------

Mortgage servicing assets and purchased credit card relationships


----------------------------------------------------------------------------------------------------------------------------------
                                                                    SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets:
  Residential                                                          $  942            $  917           $  978            $  928
  Commercial                                                               71                73               74                74
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets                                    1,013               990            1,052             1,002
Purchased credit card relationships                                        18                20               23                24
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships                             $1,031            $1,010           $1,075            $1,026
----------------------------------------------------------------------------------------------------------------------------------


The Corporation capitalized $126 million and $71 million in the third quarters of 1998 and 1997, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were partially offset by deferred hedge results and amortization. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Net amortization expense totaled $41 million and $27 million in the third quarters of 1998 and 1997, respectively. The estimated fair value of capitalized mortgage servicing assets was $1,126 million at September 30, 1998.

At September 30, 1998, the Corporation's total servicing portfolio was $74 billion, composed of $59 billion of residential and $15 billion of commercial servicing. At September 30, 1997, the total servicing portfolio was $82 billion, composed of $64 billion of residential and $18 billion of commercial servicing.


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

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $811 million during the first nine months of 1998 to $2,839 million at September 30, 1998. The decrease reflected $1,638 million of net cash used in investing activities, primarily offset by $423 million of net cash provided by financing activities and $362 million of net cash provided by operating activities. Net cash used in investing activities primarily reflected loan growth, an increase in securities available for sale, and acquisitions, partially offset by proceeds from the sale of loan portfolios and a loan securitization. Net cash provided by financing activities primarily reflected an increase in long-term and short-term borrowings, partially offset by dividends paid on common and preferred stock and the redemption of the Series K preferred stock.

--------------------------------------------------------------------------------


There were no contractual maturities of the Corporation's long-term debt during the third quarter of 1998. Contractual maturities of long-term debt will total approximately $367 million in 1999, including $202 million related to parent term debt. The Corporation's and Mellon Bank, N.A.'s senior and subordinated debt ratings are presented in the following table.

------------------------------------------------------------------------------
SENIOR AND SUBORDINATED DEBT RATINGS
AT SEPTEMBER 30, 1998                     Standard & Poor's        Moody's
------------------------------------------------------------------------------
Mellon Bank Corporation:
  senior debt                                     A+                  A2
  subordinated debt                               A                   A3
Mellon Bank, N.A.:
  senior debt                                     AA-                 A1
  subordinated debt                               A+                  A2
------------------------------------------------------------------------------


The common dividend payout ratio was 43% in the third quarter of 1998, compared with 44% in the third quarter of 1997. On a tangible earnings per common share basis, the common dividend payout ratio was 38% in the third quarter of 1998 and 40% in the third quarter of 1997. Based upon shares outstanding at September 30, 1998, and the current quarterly common dividend rate of $.36 per share, the annualized common stock dividend requirement is expected to be approximately $375 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 22 in the Corporation's 1997 Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to September 30, 1998, of approximately $845 million, less any dividends declared and plus or minus net profits or losses, as defined, between October 1, 1998, and the date of any such dividend declaration.


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

Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of "optionality." For instance, customers may migrate from lower-interest deposit products to higher-interest products. Also, customers may choose to refinance fixed-rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent

--------------------------------------------------------------------------------


to which customers utilize the ability to exercise their financial options may cause actual results to differ significantly from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 52 of the 1997 Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The table below illustrates the simulation analysis of the impact of a 50, 100 or 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on common shareholders' equity. This analysis was prepared using the levels of all interest-earning assets and off-balance-sheet instruments used for interest rate risk management at September 30, 1998, assuming that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the September 30, 1998, levels and remaining at those levels thereafter. In addition, the simulation presumes risk positions are replenished with like products. This analysis excludes the effect that rate movements can have on the value of mortgage servicing rights, discussed on pages 34 and 35.


------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                               Movements in interest rates from September 30, 1998 rates
------------------------------------------------------------------------------------------------------------------------------
                                                                      Increase                             Decrease
Simulated impact in the next 12 months                     -------------------------------      ------------------------------
  compared with September 30, 1998:                        +50bp       +100bp       +200bp      -50bp     -100bp       -200bp
                                                           -------------------------------      ------------------------------
  Net interest revenue increase (decrease)                    .2%          .3%         (.3)%      (.2)%      (.6)%       (1.3)%
  Earnings per share increase (decrease)                    $.01         $.01        $(.01)     $(.01)     $(.02)       $(.05)
  Return on common equity increase (decrease)                  3 bp         6 bp        (6) bp     (5) bp    (13) bp      (28) bp
------------------------------------------------------------------------------------------------------------------------------


Managing interest rate risk with off-balance-sheet instruments

The Corporation uses interest rate swaps, including index amortizing swaps and callable swaps, in managing its overall interest rate exposure. By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps, caps and floors, financial futures and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. Their usage for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity. The off-balance-sheet instruments used to manage the Corporation's interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 24 in the Corporation's 1997 Annual Report to Shareholders.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                         Sept. 30,
(notional amounts in millions)                 1998         1999         2000         2001          2002        2003+         1998
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps: (a)
    Notional amount                          $    -       $    -          $ -          $ -           $ -         $700       $  700
    Weighted average rate:
      Receive                                     -            -            -            -             -         6.62%        6.62%
      Pay                                         -            -            -            -             -         5.72%        5.72%

Receive fixed/pay floating
 indexed amortizing swaps:
    Notional value                           $1,054       $1,579          $37          $16           $16         $  -       $2,702
    Weighted average rate:
      Receive                                  6.19%        5.77%        6.83%        7.10%         7.10%           -         5.96%
      Pay                                      5.67%        5.69%        5.69%        5.69%         5.69%           -         5.68%

Receive fixed/pay floating
 callable swaps: (b)
    Notional value                           $    -       $  500          $ -          $ -           $ -         $  -       $  500
    Weighted average rate:
      Receive                                     -         6.80%           -            -             -            -         6.80%
      Pay                                         -         5.70%           -            -             -            -         5.70%

Pay fixed/receive floating
 generic swaps: (a)
    Notional amount                          $    7       $  220          $ -          $ -           $ 5         $ 10       $  242
    Weighted average rate:
      Receive                                  5.77%        5.53%           -            -          5.72%        5.50%        5.54%
      Pay                                      6.18%        6.18%           -            -          6.59%        6.64%        6.21%

Other products (c)                           $    7       $    -          $ -          $ -           $ -         $  -       $    7

----------------------------------------------------------------------------------------------------------------------------------
       Total notional amount                 $1,068       $2,299          $37          $16           $21         $710       $4,151
----------------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based upon interest rate indices.
(b) Expected maturity dates, based upon interest rates at September 30, 1998, are shown in this table.
(c)  Average rates are not meaningful for these products.

--------------------------------------------------------------------------------


The table below presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                      SEPT. 30,         June 30,         Sept. 30,
(in millions)                                                                              1998             1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                     $2,557           $2,850            $3,300
Instruments associated with other liabilities                                               705              765               720
Instruments associated with loans                                                           889            1,547             1,584
----------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                                               $4,151           $5,162            $5,604
----------------------------------------------------------------------------------------------------------------------------------


The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $5 million and $16 million in the third quarter and first nine months of 1998, respectively, compared with $5 million and $18 million in the third quarter and first nine months of 1997.

In July 1998, the Corporation terminated a $60 million pay fixed interest rate swap, resulting in a deferred gain of less than $1 million. This deferred gain, combined with net unaccreted deferred gains from prior terminations, resulted in a net unaccreted deferred gain of approximately $4 million, carried as other liabilities, at September 30, 1998. The Corporation accreted less than $1 million and approximately $2 million of these net deferred gains into net interest revenue in the third quarter and first nine months of 1998, respectively.

The Corporation also has entered into off-balance-sheet contracts to manage the prepayment risk associated with its residential mortgage servicing portfolio. Mortgage servicing rights (MSRs) are interest rate sensitive due to the mortgage borrower's option to prepay the mortgage loan. If mortgage interest rates decrease, borrowers may prepay mortgage loans. Since mortgage loans underlie MSRs, a decrease in interest rates and an actual (or probable) increase in mortgage prepayments can shorten the expected life of the MSR and reduces its value. Conversely, an increase in interest rates and an actual (or probable) decrease in mortgage prepayments typically can lengthen the expected life of the MSR and increases its value.

To mitigate the potential prepayment risk of decreasing long-term interest rates, higher-than-expected mortgage prepayments and a potential impairment to MSRs, the Corporation uses interest rate floor and interest rate swap contracts. At September 30, 1998, the Corporation had approximately $8.6 billion of interest rate floor agreements outstanding and $1.2 billion of interest rate swap agreements outstanding. In addition, the Corporation had $67 million of principal-only swaps outstanding at September 30, 1998. These instruments are collectively structured to gain value as interest rates decrease or spreads between mortgage-backed securities and treasuries decrease, therefore reducing the potential impairment of MSRs. Conversely, the value of these instruments will decrease if interest rates or spreads increase.

Gains/losses and cash settlements on these instruments are recorded as adjustments to the carrying value of the MSRs. As of September 30, 1998, the Corporation had approximately $120 million of cash received from gains on terminations of hedges on MSRs and payments on existing hedges. This balance is amortized over the estimated lives of the underlying mortgage servicing assets. These instruments do not entirely eliminate risk. Mortgage prepayment rates may not occur as expected. The table on the following page presents the gross notional amounts of off-balance-sheet instruments used to manage prepayment risk associated with MSRs.

--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO
MANAGE PREPAYMENT RISK OF MSRS                                                                                           Total at
                                                                                                                        Sept. 30,
(dollar amounts in millions)                             1998         1999       2000       2001       2002      2003+       1998
---------------------------------------------------------------------------------------------------------------------------------
Interest rate floors (notional)                           $ -         $  -       $  -       $  -     $1,850     $6,791     $8,641
   Weighted average strike rates                            -            -          -          -       5.67%      5.66%      5.66%
   Fair value                                                                                                              $  217

Receive fixed/pay floating interest
  rate swaps (notional)                                   $ -         $  -       $  -       $  -     $    -     $1,200     $1,200
   Weighted average rates:
     Receive                                                -            -          -          -          -       6.04%      6.04%
     Pay                                                    -            -          -          -          -       5.59%      5.59%
   Fair value                                                                                                              $   74

Principal-only swaps (notional) (a)                       $67         $  -       $  -       $  -     $    -     $    -     $   67
   Fair value                                                                                                              $   10
---------------------------------------------------------------------------------------------------------------------------------

   Total notional amount                                  $67         $  -       $  -       $  -     $1,850     $7,991     $9,908
---------------------------------------------------------------------------------------------------------------------------------

(a) Shown as maturing in 1998 because the swaps can be canceled at the Corporation's discretion. Contractual maturity is in 2003.

In addition to the risk management instruments previously discussed, the Corporation has entered into contracts to hedge anticipated transactions. The Corporation has entered into $300 million of interest rate swap contracts to lock in the cost of a debt issuance anticipated in the fourth quarter of 1998. In addition, the Corporation entered into $480 million of foreign currency contracts in anticipation of the purchase of a majority interest in Newton, which was completed in October 1998. The Corporation also has entered into $239 million of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized. There was a decrease in fair value of approximately $3 million related to these anticipated transactions at September 30, 1998.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at September 30, 1998, was a positive $390 million, compared to a positive $201 million at June 30, 1998. This increase primarily resulted from an increase in the fair value of interest rate floors and swaps used to hedge MSRs, which resulted from a decrease in interest rates during the third quarter of 1998. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        SEPT. 30,          June 30,      Sept. 30,
(notional amounts in millions)                                                               1998              1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments: (b)
     Interest rate swaps                                                                   $4,144            $5,162         $5,553
     Options, caps and floors purchased (c)                                                     -                 -             40
     Forward rate agreements                                                                    7                 -             11
Mortgage servicing rights risk management instruments:
     Interest rate floors                                                                   8,641             7,591            950
     Interest rate swaps                                                                    1,200             1,200            300
     Principal only swaps                                                                      67               298              -
Other products:
     Total return swaps                                                                       179               170            175
     Interest rate swaps, futures contracts and foreign
       currency contracts hedging anticipated transactions                                  1,019               228            261
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $401 million at September 30, 1998, $202 million at June 30, 1998, and $27 million at September 30, 1997.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.
(c)  There were no options, caps or floors written.


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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost. Value at risk measures the volatility of the value of equity, which is the present value of future expected cash flows of assets, liabilities and off-balance-sheet instruments. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities, primarily related to foreign currency contracts, was approximately $2 million at September 30, 1998, unchanged from June 30, 1998.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        SEPT. 30,          June 30,      Sept. 30,
(notional amounts in millions)                                                               1998              1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                                              $18,569           $16,406        $14,284
     Commitments to sell                                                                   18,552            16,630         14,435
Foreign currency and other option contracts purchased                                         772               683            937
Foreign currency and other option contracts written                                           731               697            885
Interest rate agreements: (b)
     Interest rate swaps                                                                   11,465             9,937          5,142
     Options, caps and floors written                                                         945             1,202          1,824
     Options, caps and floors purchased                                                       965             1,024          1,690
     Futures and forward contracts                                                          7,640             8,676          6,230
Other products                                                                                  2                 -              -
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $759 million at September 30, 1998, $451 million at June 30, 1998, and $411 million at September 30, 1997.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Recently issued accounting standard

In June 1998, the Financial Accounting Standard Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement is effective January 1, 2000, and need not be applied retroactively to financial statements of prior periods. The statement may be adopted early, as of the beginning of any quarter, beginning with the third quarter of 1998. The Corporation intends to adopt this statement January 1, 2000. The Corporation is currently evaluating the impact that this statement will have on its financial position and results of operation, but it is not expected to be material.


CREDIT QUALITY EXPENSE AND RESERVE FOR CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------------------
                                                           Quarter ended                                   Nine months ended
                                            --------------------------------------------             ---------------------------
                                            SEPT. 30,            June 30,      Sept. 30,             SEPT. 30,         Sept. 30,
(in millions)                                    1998               1998            1997                  1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                       $15               $15              $25                   $45               $75
Net revenue from acquired property                 (3)               (2)              (1)                   (6)               (7)
---------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                       $12               $13              $24                   $39               $68
--------------------------------------------------------------------------------------------------------------------------------

The provision for credit losses decreased $10 million in the third quarter of 1998 compared to the third quarter of 1997 and decreased $30 million in the first nine months of 1998 compared to the first nine months of 1997. These decreases resulted from lower credit card net credit losses following the December 1997 transfer of $231 million of CornerStone(sm) credit card loans into an accelerated resolution portfolio. The net carrying value of the CornerStone(sm) accelerated resolution portfolio was $86 million at September 30, 1998, compared with $106 million at June 30, 1998, and $157 million at December 31, 1997.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                                Quarter ended                                  Nine months ended
                                            ---------------------------------------------            -----------------------------
                                            SEPT. 30,          June 30,         Sept. 30,            SEPT. 30,           Sept. 30,
(dollar amounts in millions)                     1998              1998              1997                 1998                1997
----------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                   $498              $496             $511                  $475                $525
Net change in reserve primarily
  from acquisitions                                 -                 -                -                    24                   -
Credit losses:
  Domestic:
     Commercial and financial                      (2)               (1)              (3)                   (6)                (13)
     Commercial real estate                         -                 -               (1)                   (5)                 (2)
     Consumer credit:
       Credit cards                               (11)              (12)             (29)                  (33)                (95)
       Other consumer credit                       (6)               (5)              (7)                  (16)                (20)
     Lease finance assets                          (2)               (4)              (1)                   (8)                 (3)
-----------------------------------------------------------------------------------------------------------------------------------
         Total domestic credit losses             (21)              (22)             (41)                  (68)               (133)
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and financial                       1                 2                2                     6                   8
     Commercial real estate                         2                 -                2                     3                   7
     Consumer credit:
       Credit cards                                 1                 2                3                     4                   8
       Other consumer credit                        2                 4                3                     8                   8
     Lease finance assets                           -                 1                -                     1                   2
----------------------------------------------------------------------------------------------------------------------------------
         Total domestic                             6                 9               10                    22                  33
  International                                     -                 -                -                     -                   5
----------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                           6                 9               10                    22                  38
----------------------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Domestic:
     Commercial and financial                      (1)                1               (1)                   -                   (5)
     Commercial real estate                         2                 -                1                    (2)                  5
     Consumer credit:
       Credit cards                               (10)              (10)             (26)                  (29)                (87)
       Other consumer credit                       (4)               (1)              (4)                   (8)                (12)
     Lease finance assets                          (2)               (3)              (1)                   (7)                 (1)
-----------------------------------------------------------------------------------------------------------------------------------
         Total domestic                           (15)              (13)             (31)                  (46)               (100)
  International                                     -                 -                -                     -                   5
----------------------------------------------------------------------------------------------------------------------------------
         Total net credit losses                  (15)              (13)             (31)                  (46)                (95)
Provision for credit losses                        15                15               25                    45                  75
----------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                         $498              $498             $505                  $498                $505
----------------------------------------------------------------------------------------------------------------------------------

Reserve as a percentage of total loans           1.60%             1.62%            1.78%                 1.60%               1.78%
Reserve as a percentage of
  nonperforming loans                             487%              463%             485%                  487%                485%
Annualized net credit losses
 to average loans                                 .19%              .17%             .45%                  .20%                .46%
----------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                                                SEPT. 30,      June 30,     March 31,      Dec. 31,    Sept. 30,
(dollar amounts in millions)                                         1998          1998          1998          1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                  $103          $107          $142          $133         $104
Acquired property, net of the OREO reserve                             37            63            49            48           71
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $140          $170          $191          $181         $175
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of total loans                    .33%          .35%          .47%          .46%         .37%
Total nonperforming assets as a percentage of
  total loans and net acquired property                               .45%          .55%          .63%          .62%         .62%
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

At September 30, 1998, nonperforming assets totaled $140 million, a decrease of $30 million from June 30, 1998. This decrease was primarily due to the sale of a foreclosed property in the third quarter of 1998. The ratio of nonperforming assets to total loans and net acquired property was .45% at September 30, 1998, the lowest quarter-end ratio in the Corporation's history. This ratio has been lower than 1% for 17 consecutive quarters. At September 30, 1998, the Corporation had no direct southeast Asian, Russian or hedge fund exposure.


------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                                   SEPT. 30,        June 30,      March 31,       Dec. 31,       Sept. 30,
(dollar amounts in millions)                                1998            1998           1998           1997            1997
------------------------------------------------------------------------------------------------------------------------------
Domestic nonaccrual loans:
  Commercial and financial                                  $ 34            $ 18           $ 19           $ 17            $ 20
  Commercial real estate                                       8              18             53             49              14
  Consumer credit:
     Consumer mortgage                                        53              55             56             52              52
     Other consumer credit                                     1               4              3              5               5
  Lease finance assets                                         7              12             11             10              11
------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                              103             107            142            133             102
Restructured loans                                             -               -              -              -               2
------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)                       103             107            142            133             104
------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                        40              69             53             52              76
  Reserve for real estate acquired                            (5)             (9)            (9)            (9)             (9)
------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                             35              60             44             43              67
  Other assets acquired                                        2               3              5              5               4
------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                              37              63             49             48              71
------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                         $140            $170           $191           $181            $175
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Domestic commercial and financial loans                 .30%            .16%           .17%           .16%            .22%
     Domestic commercial real estate loans                   .35             .85           2.67           3.25             .90
     Domestic consumer mortgage loans                        .61             .65            .65            .62             .62
     Domestic lease finance assets                           .26             .48            .40            .38             .43
     Total loans                                             .33             .35            .47            .46             .37
Nonperforming assets as a percentage of
  total loans and net acquired property                      .45             .55            .63            .62             .62
------------------------------------------------------------------------------------------------------------------------------

(a) Includes $21 million, $2 million, $42 million, $44 million and $23 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                                     Domestic
                                  ---------------------------------------------------------------
                                                                                            Lease                  Total
                                   Commercial       Commercial           Consumer         Finance            -----------------
(in millions)                     & Financial      Real Estate             Credit          Assets            1998         1997
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
  beginning of period                     $18             $ 18               $59              $12            $107         $ 90
  Additions                                23                2                11                2              38           35
  Payments (a)                             (5)             (11)               (7)              (5)            (28)          (9)
  Return to accrual status                  -                -                (7)               -              (7)          (4)
  Credit losses                            (2)               -                (1)              (2)             (5)          (6)
  Transfers to acquired property            -               (1)               (1)               -              (2)          (2)
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at September 30       $34             $  8               $54              $ 7            $103         $104
------------------------------------------------------------------------------------------------------------------------------

(a)  Includes interest applied to principal and sales.


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


--------------------------------------------------------------------------------
IMPAIRED LOANS                                                 Quarter ended
                                                               September 30,
(dollar amounts in millions)                                1998           1997
-------------------------------------------------------------------------------
Impaired loans - period end (a)                              $49            $55
Average impaired loans                                        50             50
Interest revenue recognized on impaired loans (b)              1              1
-------------------------------------------------------------------------------

(a) Includes $24 million and $22 million of impaired loans with a related impairment reserve of $6 million and $4 million at September 30, 1998, and September 30, 1997, respectively.
(b) All income was recognized using the cash basis method of income recognition.


--------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                  Quarter ended
                                                              September 30,
(in millions)                                            1998              1997
-------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve     $ 60               $68
Foreclosures                                                5                 2
Sales                                                     (35)               (5)
Write-downs, losses, OREO provision and other               5                 2
-------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve             35                67
Other acquired assets                                       2                 4
-------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve    $ 37               $71
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                     Quarter ended                  Nine months ended
                                                                               September 30,                  September 30,
(in millions)                                                             1998               1997         1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                          $ 9                 $9          $ 9               $10
Write-downs on real estate acquired                                         (1)                 -           (1)                -
Provision                                                                   (3)                 -           (3)               (1)
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                             $ 5                 $9          $ 5               $ 9
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


----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                              SEPT. 30,     June 30,      March 31,        Dec. 31,      Sept. 30,
(dollar amounts in millions)                                     1998         1998           1998            1997           1997
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                    $ 37           $ 34           $ 45            $ 38           $ 32
     Ratio                                                      .43%           .40%           .52%            .44%           .38%
   Credit card (a)                                                8              9              8               8             24
     Ratio                                                     1.06%          1.08%           .88%            .84%          2.19%
   Student - government guaranteed                               48             47             43              44             42
     Ratio                                                     2.77%          2.86%          2.50%           2.69%          2.55%
   Other consumer                                                 2              1              1               1              1
     Ratio                                                      .08%           .07%           .07%            .09%           .13%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                           95             91             97              91             99
          Ratio                                                 .72%           .71%           .75%           .72%             .81%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (b)                                                    9             10             11              13             17
----------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                   $104           $101           $108            $104           $116
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes past-due CornerStone(sm) credit card loans included in the accelerated resolution portfolio.
(b)   Includes lease finance assets.

Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

CONSOLIDATED BALANCE SHEET

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                           SEPT. 30,       June 30,        Dec. 31,    Sept. 30,
(dollar amounts in millions)                                                    1998           1998            1997         1997
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                      $ 2,839        $ 2,993         $ 3,650      $ 3,032
                Interest-bearing deposits with banks                             796            537             553          512
                Federal funds sold and securities under resale agreements        106            240             383          219
                Other money market investments                                    86            105              72          140
                Trading account securities                                       178            126              75           88
                Securities available for sale                                  4,190          3,957           2,767        3,354
                Investment securities (approximate fair value
                  of $1,787, $1,899, $2,118 and $2,195)                        1,743          1,861           2,082        2,168
                Loans, net of unearned discount of $65, $68, $48 and $50      31,052         30,654          29,142       28,279
                Reserve for credit losses                                       (498)          (498)           (475)        (505)
                                                                             -------        -------         -------      -------
                       Net loans                                              30,554         30,156          28,667       27,774
                Customers' acceptance liability                                  122             78             182          307
                Premises and equipment                                           562            559             573          589
                Goodwill and other intangibles                                 2,115          2,156           1,425        1,320
                Mortgage servicing assets and purchased
                  credit card relationships                                    1,031          1,010           1,075        1,026
                Acquired property, net of reserves of $5, $9, $9 and $9           37             63              48           71
                Other assets                                                   3,884          3,607           3,340        2,865
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                          $48,243        $47,448         $44,892      $43,465
                ----------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices             $ 8,334        $ 8,880         $ 7,975      $ 8,562
                Interest-bearing deposits in domestic offices                 21,325         21,350          19,954       18,900
                Interest-bearing deposits in foreign offices                   3,294          2,967           3,376        2,727
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                         32,953         33,197          31,305       30,189
                Federal funds purchased and securities under
                  repurchase agreements                                        2,846          1,849           1,997        1,870
                U.S. Treasury tax and loan demand notes                          654          1,006             447          632
                Short-term bank notes                                            275            275             330          185
                Term federal funds purchased                                     243            352             625          433
                Commercial paper                                                 156            161              67           56
                Other funds borrowed                                             309            258             278          328
                Acceptances outstanding                                          122             78             182          307
                Other liabilities                                              2,332          2,044           2,252        1,883
                Notes and debentures (with original maturities over one year)  3,004          3,003           2,573        2,814
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                      42,894         42,223          40,056       38,697
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests
preferred         in Corporation's junior subordinated
securities        deferrable interest debentures                                 991            991             991          990
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock                                                    -              -             193          193
equity          Common shareholders' equity:
                  Common stock - $.50 par value
                    Authorized - 800,000,000 shares
                    Issued - 294,330,960 shares                                  147            147             147          147
                Additional paid-in capital                                     1,867          1,879           1,818        1,810
                Retained earnings                                              3,244          3,124           2,884        2,778
                Accumulated unrealized gains, net of tax                          29             19              21           16
                Treasury stock of 33,191,388; 33,623,356; 40,545,114; and
                  39,753,178 shares, at cost                                    (929)          (935)         (1,218)      (1,166)
                -----------------------------------------------------------------------------------------------------------------
                       Total common shareholders' equity                       4,358          4,234           3,652        3,585
                ----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                              4,358          4,234           3,845        3,778
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities
                         and shareholders' equity                            $48,243        $47,448         $44,892      $43,465
                ----------------------------------------------------------------------------------------------------------------

                See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT


MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine months ended
                                                                                                     ---------------------------
                                                                                                     SEPT. 30,         Sept. 30,
(in millions, except per share amounts)                                                                   1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees of $55 and $58)                                 $1,799            $1,691
                  Federal funds sold and securities under resale agreements                                 37                20
                  Interest-bearing deposits with banks                                                      23                20
                  Other money market investments                                                             5                 4
                  Trading account securities                                                                11                 7
                  Securities                                                                               278               289
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                                             2,153             2,031
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                                             615               557
                  Deposits in foreign offices                                                              102                97
                  Federal funds purchased and securities under repurchase agreements                        89                55
                  Other short-term borrowings                                                               85                76
                  Notes and debentures                                                                     151               140
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                                             1,042               925
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                                               1,111             1,106
revenue           Provision for credit losses                                                               45                75
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses                             1,066             1,031
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                                                       1,257               932
revenue           Cash management and deposit transaction charges                                          192               177
                  Mortgage servicing fees                                                                  152               157
                  Foreign currency and securities trading revenue                                          118                82
                  Credit card fees                                                                          70                73
                  Other                                                                                    333               290
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                                                  2,122             1,711
                  Gains on sales of securities                                                               1                 -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                                                          2,123             1,711
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                                                          1,070               888
expense           Professional, legal and other purchased services                                         200               147
                  Net occupancy expense                                                                    174               161
                  Amortization of mortgage servicing assets and purchased credit card relationships        132                85
                  Equipment expense                                                                        122               110
                  Business development                                                                     111               111
                  Amortization of goodwill and other intangible assets                                     100                79
                  Communications expense                                                                    79                76
                  Other expense                                                                            147               130
                  Trust-preferred securities expense                                                        59                59
                  Net revenue from acquired property                                                        (6)               (7)
                  --------------------------------------------------------------------------------------------------------------
                      Total operating expense                                                            2,188             1,839
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                                             1,001               903
                  Provision for income taxes                                                               353               327
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                                                           648               576
                  Dividends on preferred stock                                                               9                17
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                                             $  639            $  559
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income                                                                      $ 2.46            $ 2.18
share             Diluted net income                                                                    $ 2.41            $ 2.13
                  --------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        SEPT. 30,    June 30,  March 31,    Dec. 31,   Sept. 30,
(in millions, except per share amounts)                                      1998        1998       1998        1997        1997
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                    of $21, $17, $17, $23, and $22)                          $616        $606       $577        $577        $567
                  Federal funds sold and securities under
                    resale agreements                                          12          12         13          10           9
                  Interest-bearing deposits with banks                          8           6          9           6           6
                  Other money market investments                                1           3          1           2           2
                  Trading account securities                                    4           3          4           2           2
                  Securities                                                   95          93         90          88          94
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  736         723        694         685         680
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                211         207        197         192         190
                  Deposits in foreign offices                                  37          33         32          32          30
                  Federal funds purchased and securities
                    under repurchase agreements                                35          30         24          22          17
                  Other short-term borrowings                                  27          30         28          29          28
                  Notes and debentures                                         51          52         48          49          49
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  361         352        329         324         314
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    375         371        365         361         366
revenue           Provision for credit losses                                  15          15         15          73          25
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses  360         356        350         288         341
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                            432         429        396         391         378
revenue           Cash management and deposit transaction charges              66          65         61          65          62
                  Mortgage servicing fees                                      44          53         55          56          53
                  Foreign currency and securities trading revenue              39          38         41          36          32
                  Credit card fees                                             23          23         24          24          24
                  Gain on sale of corporate trust business                      -           -          -          43           -
                  Other                                                       108         104        121          92          86
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       712         712        698         707         635
                  Gains on sales of securities                                  -           1          -           -           -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               712         713        698         707         635
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               358         355        357         354         344
expense           Professional, legal and other purchased services             72          67         61          72          55
                  Net occupancy expense                                        59          59         56          64          55
                  Amortization of mortgage servicing assets
                    and purchased credit card relationships                    43          44         45          33          29
                  Equipment expense                                            42          41         39          65          38
                  Business development                                         33          42         36          37          36
                  Amortization of goodwill and other intangible assets         35          35         30          26          25
                  Communications expense                                       27          26         26          26          25
                  Other expense                                                48          52         47          45          44
                  Trust-preferred securities expense                           20          19         20          19          20
                  Net revenue from acquired property                           (3)         (2)        (1)        (12)         (1)
                  ---------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 734         738        716         729         670
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes                                  338         331        332         266         306
                  Provision for income taxes                                  120         116        117          71         111
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                              218         215        215         195         195
                  Dividends on preferred stock                                  -           -          9           4           4
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                  $218        $215       $206        $191        $191
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income                                           $.84        $.82       $.80        $.76        $.75
share             Diluted net income                                         $.82        $.81       $.78        $.75        $.73
                  --------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                              September 30,
(in millions)                                                                                             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                  $   648           $   576
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                             Amortization of goodwill and other intangible assets                          100                79
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                         132                85
                             Depreciation and other amortization                                            77                81
                             Deferred income tax expense                                                    31                56
                             Provision for credit losses                                                    45                75
                             Provision for real estate acquired and other losses                             1                 4
                             Net gains on dispositions of acquired property                                 (5)               (8)
                           Net decrease in accrued interest receivable                                       8                 -
                           Net (increase) decrease in trading account securities                           (95)                4
                           Net increase (decrease) in accrued interest payable,
                             net of amounts prepaid                                                         20               (16)
                           Net increase in residential mortgages held for sale                            (246)             (580)
                           Net (increase) decrease in other operating activities                          (354)               51
                           -----------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                                362               407
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                           (257)             (120)
                           Net decrease in federal funds sold and securities
                             under resale agreements                                                       489               241
                           Purchases of securities available for sale                                   (2,820)           (4,428)
                           Proceeds from sales of securities available for sale                            950             1,305
                           Proceeds from maturities of securities available for sale                     1,166             3,916
                           Purchases of investment securities                                              (13)              (23)
                           Proceeds from maturities of investment securities                               351               228
                           Net decrease in credit card receivables                                         115               105
                           Net principal disbursed on loans to customers                                (2,539)           (1,292)
                           Loan securitization                                                             533                 -
                           Loan portfolio purchases                                                       (220)              (55)
                           Proceeds from the sales of loan portfolios                                    1,372               854
                           Purchases of premises and equipment                                            (100)              (85)
                           Proceeds from sales of acquired property                                         68                27
                           Net cash disbursed in purchase of Buck Consultants, Inc.                          -               (42)
                           Net cash disbursed in purchase of Mellon United National Bank                   (94)                -
                           Net cash disbursed in purchase of Mellon 1st Business Bank                      (72)                -
                           Net cash disbursed in purchase of Founders                                     (267)                -
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                            (88)             (337)
                           Net increase in other investing activities                                     (212)             (125)
                           -----------------------------------------------------------------------------------------------------
                                  Net cash (used in) provided by investing activities                   (1,638)              169
--------------------------------------------------------------------------------------------------------------------------------










                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                              September 30,
(in millions)                                                                                             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net (decrease) increase in transaction and savings deposits                    (703)              864
financing activities       Net increase (decrease) in customer term deposits                               648            (2,049)
                           Net increase in federal funds purchased and
                             securities under repurchase agreements                                        632             1,128
                           Net (decrease) increase in short-term bank notes                                (55)               50
                           Net decrease in term federal funds purchased                                   (382)              (48)
                           Net increase in U.S. Treasury tax and loan demand notes                         207               158
                           Net increase (decrease) in commercial paper                                      89               (66)
                           Repayments of longer-term debt                                                 (123)               (9)
                           Net proceeds from issuance of longer-term debt                                  573               305
                           Proceeds from issuance of common stock                                           36                65
                           Dividends paid on common and preferred stock                                   (282)             (264)
                           Repurchase of common stock                                                      (27)             (470)
                           Redemption of preferred stock                                                  (193)              (97)
                           Net increase in other financing activities                                        3                27
                           -----------------------------------------------------------------------------------------------------
                                 Net cash provided by (used in) financing activities                       423              (406)
                           Effect of foreign currency exchange rates                                        42                16
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net (decrease) increase in cash and due from banks                             (811)              186
due from banks             Cash and due from banks at beginning of period                                3,650             2,846
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $2,839           $ 3,032
                           -----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Supplemental               Interest paid                                                                $1,022           $   941
disclosures                Net income taxes paid                                                           277               247
--------------------------------------------------------------------------------------------------------------------------------

                See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
THREE MONTHS ENDED                                         Additional                    unrealized                        Total
SEPTEMBER 30, 1998           Preferred         Common         paid-in     Retained  gains (losses),      Treasury  shareholders'
(in millions)                    stock          stock         capital     earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998          $  -           $147        $1,879         $3,124              $19       $  (935)        $4,234
Comprehensive results:
  Net income                                                                   218                                           218
  Other comprehensive results,
     net of tax                                                                                  10                           10
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    218               10                          228
Dividends on common stock
  at $.36 per share                                                            (94)                                          (94)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      2                                             3              5
Exercise of stock options                                       (20)            (4)                            26              2
Repurchase of common stock                                                                                    (27)           (27)
Other                                                             6                                             4             10
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998     $  -           $147        $1,867         $3,244              $29       $  (929)        $4,358
--------------------------------------------------------------------------------------------------------------------------------


MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
Three months ended                                       Additional                      unrealized                        Total
September 30, 1997           Preferred         Common       paid-in       Retained  gains (losses),      Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997          $193           $147        $1,812         $2,671              $(5)      $(1,248)        $3,570
Comprehensive results:
  Net income                                                                   195                                           195
  Other comprehensive results,
    net of tax                                                                                   21                           21
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    195               21                          216
Dividends on common stock
  at $.33 per share                                                            (85)                                          (85)
Dividends on preferred stock                                                    (4)                                           (4)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      3                                             2              5
Common stock issued in
  connection with the Buck
  Consultants, Inc. acquisition                                                                               143            143
Exercise of stock options                                         5                                            32             37
Repurchase of common stock                                                                                   (112)          (112)
Other                                                           (10)             1                             17              8
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997     $193           $147        $1,810         $2,778              $16       $(1,166)        $3,778
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements

MELLON BANK CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
NINE MONTHS ENDED                                        Additional                       unrealized                         Total
SEPTEMBER 30, 1998             Preferred       Common       paid-in       Retained   gains (losses),      Treasury   shareholders'
(in millions)                      stock        stock       capital       earnings        net of tax         stock          equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       $ 193         $147        $1,818         $2,884               $21       $(1,218)         $3,845
Comprehensive results:
  Net income                                                                   648                                             648
  Other comprehensive results,
     net of tax                                                                                    8                             8
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    648                 8                           656
Dividends on common stock
  at $1.05 per share                                                          (271)                                           (271)
Dividends on preferred stock                                                    (9)                                             (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      8                                              7              15
Common stock issued in
  connection with the Mellon
  United National Bank
  acquisition                                                    22                                            233             255
Series K preferred stock
  redemption                        (193)                                                                                     (193)
Exercise of stock options                                       (12)            (8)                             65              45
Repurchase of common stock                                                                                     (27)            (27)
Other                                                            31                                             11              42
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998      $   -         $147        $1,867         $3,244               $29        $ (929)         $4,358
----------------------------------------------------------------------------------------------------------------------------------


MELLON BANK CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
Nine months ended                                        Additional                       unrealized                         Total
September 30, 1997             Preferred       Common       paid-in       Retained   gains (losses),      Treasury    shareholders'
(in millions)                      stock        stock       capital       earnings        net of tax         stock          equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996       $ 290         $ 74        $1,866         $2,486               $(7)       $ (963)         $3,746
Comprehensive results:
  Net income                                                                   576                                             576
  Other comprehensive results,
     net of tax                                                                                   23                            23
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    576                23                           599
Dividends on common stock
  at $.96 per share                                                           (247)                                           (247)
Dividends on preferred stock                                                   (17)                                            (17)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      6                                             10              16
Common stock issued in
  connection with the Buck
  Consultants, Inc. acquisition                                                                                143             143
Series J preferred stock
  redemption                         (97)                                                                                      (97)
Exercise of stock options                                        17            (20)                             89              86
Repurchase of common stock                                                                                    (470)           (470)
Additional common stock
 issued for stock split                            73           (73)                                                             -
Other                                                            (6)                                            25              19
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997      $ 193         $147        $1,810         $2,778               $16       $(1,166)         $3,778
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements

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

Note 2 --    Adoption of Financial Accounting Standards and Impact of Accounting
             Principle Change

Adoption of Financial Accounting Standards

In June 1997, FAS No. 130, "Reporting Comprehensive Income," was issued. FAS No. 130 establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In complying with the reporting requirements of this statement, the Corporation retitled the line item in the Consolidated Balance Sheet and the Statement of Changes in Shareholders' Equity from "Net unrealized gain (loss) on assets available for sale, net of tax" to "Accumulated unrealized gains (losses), net of tax." In addition, it was necessary to reclassify the "foreign currency translation adjustment" from "retained earnings" to "accumulated unrealized gains (losses), net of tax." Amounts reclassified from retained earnings at December 31, 1997, and September 30, 1997, were $(12) million and $(8) million, respectively. This statement is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

On January 1, 1998, FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective and supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement establishes standards for reporting information about segments of a business in the footnotes to annual financial statements and also requires selected segment information in interim reports. The statement requires disclosure on a business segment basis, as defined by the Corporation, to include a description of products and services, interest income and expense, profit or loss as measured by the Corporation's management in assessing segment performance and geographic information on assets and revenue, if material. The Corporation will adopt this statement at year-end 1998.

Impact of accounting principle change

Due to a change of an accounting principle, the Corporation will recognize a one-time after-tax charge of approximately $27 million in the first quarter of 1999. The charge is related to underwriting fees associated with the successful introduction, earlier this year, of a $920 million Dreyfus closed-end mutual fund, on which management fees are being earned. The action is the result of a Financial Accounting Standards Board staff announcement at a meeting of the Emerging Issues Task Force related to the reporting requirements for fees paid by advisors of closed-end funds.

The unamortized pre-tax cost as of January 1, 1999, will be approximately $43 million and will be recognized in its entirety, net of tax, instead of being amortized over future years, as a cumulative effect of a change in accounting principle upon adoption of the American Institute of Certified Public Accountants Statement of Position No. 98-5 on Start-Up Activities. This accounting change will have no impact on a cash-flow basis in 1999 or future periods since the underwriting fees were paid in the first half of 1998.

--------------------------------------------------------------------------------


Note 3 --    Foreign currency and securities trading revenue

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.


--------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended             Nine months ended
                                                                                 September 30,                  September 30,
(in millions)                                                                 1998           1997            1998           1997
--------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                    $ 38            $29            $111            $74
Debt instruments                                                                (5)             2              (5)             5
Interest rate contracts                                                         20              3              31              5
Futures contracts                                                              (14)            (2)            (19)            (2)
--------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                $ 39            $32            $118            $82
--------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recorded an unrealized loss of $3 million at September 30, 1998, and an unrealized loss of less than $1 million at September 30, 1997, related to securities held in the trading portfolio.


Note 4 --    Supplemental information to the Consolidated Statement of Cash
             Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.


-----------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended
                                                                                         September 30,
(in millions)                                                                        1998              1997
-----------------------------------------------------------------------------------------------------------
Reclassification of segregated assets to loans
  and real estate acquired                                                           $   12           $   -
Net transfers to segregated assets                                                        -              12
Net transfers to real estate acquired                                                    44               7
Purchase of Buck Consultants, Inc.:
     Fair value of noncash assets acquired                                                -             357
     Liabilities assumed                                                                  -            (172)
     Mellon common stock issued, from treasury                                            -            (143)
                                                                                     ------           -----
         Net cash disbursed                                                               -              42
Purchase of Mellon United National Bank:
     Fair value of noncash assets acquired                                            1,074               -
     Liabilities assumed                                                               (725)              -
     Mellon common stock issued, from treasury                                         (255)              -
                                                                                     ------           -----
         Net cash disbursed                                                              94               -
Purchase of Mellon 1st Business Bank:
     Fair value of noncash assets acquired                                            1,279               -
     Liabilities assumed                                                             (1,207)              -
                                                                                     ------           -----
         Net cash disbursed                                                              72               -
Purchase of Founders:
     Fair value of noncash assets acquired                                              271               -
     Liabilities assumed                                                                 (4)              -
                                                                                     ------           -----
         Net cash disbursed                                                             267               -
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note 5 --     Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Note 6 --     Preferred stock

The Corporation has authorized 50 million shares of preferred stock. In February 1998, the 8 million authorized and issued shares of the 8.20% Series K preferred stock was redeemed at a redemption price of $25 per share, or $200 million, plus accrued dividends. In connection with this redemption, the Corporation recorded approximately $7 million of issue costs as preferred stock dividends.


Note 7 --   Securities

SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 1998                                September 30, 1997
                                      ------------------------------------------        ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $  212        $ 1        $ -     $  213           $  184        $ -        $ -     $  184
U.S. agency mortgage-backed               3,414         90          -      3,504            2,156         30          2      2,184
Other U.S. agency                           384          -          -        384              942          1          -        943
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              4,010         91          -      4,101            3,282         31          2      3,311
Obligations of states and
  political subdivisions                     70          1          -         71               26          -          -         26
Other mortgage-backed                         2          -          -          2                3          -          -          3
Other securities                             17          -          1         16               14          -          -         14
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $4,099        $92        $ 1     $4,190           $3,325        $31        $ 2     $3,354
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were $1 million in the first nine months of 1998. Gross realized gains were less than $1 million in the first nine months of 1997. There were no gross realized losses in the first nine months of 1998. Gross realized losses were less than $1 million in the first nine months of 1997.


INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 1998                                September 30, 1997
                                      -----------------------------------------         ------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $   49        $13        $ -    $   62            $   37        $ 4        $ -     $   41
U.S. agency mortgage-backed               1,608         34          3     1,639             2,041         25          2      2,064
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              1,657         47          3     1,701             2,078         29          2      2,105
Other mortgage-backed                        17          -          -        17                25          -          -         25
Other securities                             69          -          -        69                65          -          -         65
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $1,743        $47        $ 3    $1,787            $2,168        $29        $ 2     $2,195
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note 8 --     Other assets

----------------------------------------------------------------------------------------------------------------------------------
                                                                    SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1998              1998             1997              1997
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                              $  449            $  430           $  391            $  375
  Other                                                                   130               142               80                72
Accounts and fees receivable                                              531               598              508               477
Interest receivable                                                       233               241              241               235
Mortgage servicing advances                                               202               197              223               193
Receivables related to off-balance-sheet instruments                      764               462              553               405
Assets held for accelerated resolution                                     86               106              157                 -
Other                                                                   1,489             1,431            1,187             1,108
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $3,884            $3,607           $3,340            $2,865
----------------------------------------------------------------------------------------------------------------------------------


Note 9 --     Computation of earnings per common share (a)

----------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter ended                           Nine months ended
                                                            -------------------------------------         ------------------------
(dollar amounts in millions, except per                     SEPT. 30,       June 30,    Sept. 30,         SEPT. 30,      Sept. 30,
share amounts; common shares in thousands)                       1998           1998         1997              1998           1997
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE

Net income applicable to common stock                            $218           $215         $191             $ 639          $ 559
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                             261,078        260,495      255,081           259,775        255,852
Basic earnings per common share                                  $.84           $.82         $.75             $2.46          $2.18
----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Net income applicable to common stock (b)                        $218           $215         $191             $ 639          $ 559
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                             261,078        260,495      255,081           259,775        255,852
Common stock equivalents:
   Stock options                                                4,630          5,281        5,129             5,094          5,090
   Common shares issuable upon conversion of
     7-1/4% Convertible Subordinated Capital Notes                 66             72           96                73            121
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                265,774        265,848      260,306           264,942        261,063
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                $.82           $.81         $.73             $2.41          $2.13
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

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               SEPT. 30,               Sept. 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                     $(15)                  $(7)
Quarterly change                                                                                        (6)                   (1)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                        $(21)                  $(8)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPT. 30,             Sept. 30,
(in millions)                                                                                         1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                      $34                   $ 2
Quarterly change                                                                                        16                    22
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                         $50                   $24
--------------------------------------------------------------------------------------------------------------------------------

                                                                                Accumulated unrealized gain (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPT. 30,             Sept. 30,
(in millions)                                                                                         1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                      $19                   $(5)
Quarterly change                                                                                        10                    21
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                         $29                   $16
--------------------------------------------------------------------------------------------------------------------------------

THESE TABLES INCLUDE THE YEAR-TO-DATE CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               SEPT. 30,               Sept. 30,
(in millions)                                                                                       1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $(12)                   $(6)
Year-to-date change                                                                                    (9)                    (2)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $(21)                   $(8)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPT. 30,             Sept. 30,
(in millions)                                                                                         1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                      $33                   $(1)
Year-to-date change                                                                                     17                    25
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                         $50                   $24
--------------------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated unrealized gains (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPT. 30,             Sept. 30,
(in millions)                                                                                         1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                      $21                   $(7)
Year-to-date change                                                                                      8                    23
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                         $29                   $16
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note 11 --    Deposits


Mellon Bank Corporation (and its subsidiaries)
---------------------------------------------------------------------------------------------------------------------------------
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,        Sept. 30,
(in millions)                                           1998             1998              1998             1997             1997
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $11,540          $11,611           $11,401          $11,160          $10,082
     Retail savings certificates                       7,603            7,704             7,668            7,421            7,476
     Other time deposits                               2,182            2,035             1,887            1,373            1,342
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        21,325           21,350            20,956           19,954           18,900
   Noninterest-bearing                                 8,334            8,880             9,505            7,975            8,562
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            29,659           30,230            30,461           27,929           27,462
Deposits in foreign offices                            3,294            2,967             2,635            3,376            2,727
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $32,953          $33,197           $33,096          $31,305          $30,189
---------------------------------------------------------------------------------------------------------------------------------


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

On or about April 23, 1998, two individuals who are purported shareholders of the Corporation filed a complaint commencing a derivative action in the United States District Court for the Eastern District of Pennsylvania purportedly on behalf of and for the benefit of the Corporation naming as defendants certain members of the Corporation's board of directors and a senior officer. On April 23, 1998, these same two individuals and on May 14, 1998, a third individual filed virtually identical complaints in the United States District Court for the Western District of Pennsylvania. In these actions, the plaintiffs allege that the defendants breached their fiduciary duties to the Corporation and failed to act in good faith and in the best interest of the Corporation in connection with the April 22, 1998 merger proposal submitted by The Bank of New York Company, Inc. to the Corporation. In their complaints, the plaintiffs were seeking monetary damages, a declaration that the defendants breached their fiduciary duties and an injunction prohibiting the defendants from rejecting the merger offer. The actions filed in the United States District Court for the Western District of Pennsylvania were dismissed in August 1998. The action filed in the United States District Court for the Eastern District of Pennsylvania was dismissed in September 1998.

--------------------------------------------------------------------------------


Item 5.  Other Information.

At a meeting on November 5, 1998, the Board of Directors of the Corporation approved the addition of a new Section 6 to Article One of the By-Laws of the Corporation. The new by-law requires that any shareholder of the Corporation intending to present a proposal for action by the shareholders at an annual meeting must give written notice of the proposal, containing specified information, to the Secretary of the Corporation not later than the notice deadline established under the new by-law.

For the 1999 annual meeting, this notice deadline will be December 15, 1998. Thereafter, the notice deadline will generally be 90 days prior to the anniversary date of the Corporation's proxy statement for the previous year's annual meeting. Except as described in the next paragraph, compliance with the notice requirements of the new by-law will be required in order for a shareholder proposal to be presented for a shareholder vote at an annual meeting.

The new by-law will not affect any rights of a shareholder to request inclusion of a proposal in the Corporation's proxy statement pursuant to Securities and Exchange Commission Rule 14a-8 or to present for action at an annual meeting any proposal so included. Rule 14a-8 requires that notice of shareholder proposals requested to be included in the Corporation's proxy materials pursuant to that Rule must generally be furnished to the Corporation not later than 120 days prior to the anniversary date of the Corporation's proxy statement for the previous year's annual meeting. For the 1999 annual meeting, the Rule 14a-8 notice deadline was November 10, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits


         3.1 Restated Articles of Incorporation of Mellon Bank Corporation, as amended and restated as of September 17, 1998.

         3.2 By-Laws of Mellon Bank Corporation, as amended, effective November 5, 1998.

         10.1 Mellon Bank Corporation Elective Deferred Compensation Plan for Senior Officers, amended and restated effective January 1, 1997, as amended effective September 15, 1998.

         10.2 Mellon Bank IRC Section 401(a)(17) Plan, amended and restated effective January 1, 1993, as amended effective September 15, 1998.

         10.3 Employment Agreement between Mellon Bank Corporation and Martin G. McGuinn, effective as of February 1, 1998.

         10.4 Employment Agreement between Mellon Bank Corporation and Christopher M. Condron, effective as of February 1, 1998.

         10.5 Employment Agreement between Mellon Bank Corporation and Steven G. Elliott, effective as of February 1, 1998.

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


(b) Reports on Form 8-K

         During the third quarter of 1998, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated July 21, 1998, which included, under Items 5 and 7, the Corporation's press release regarding second quarter and first six months of 1998 results of operations.

         (2) A report dated July 24, 1998, which included, under Items 5 and 7, the Corporation's press release announcing an agreement between Mellon Bank Corporation, The Dreyfus Corporation and Newton Management Limited whereby Mellon will acquire a majority interest in Newton.

--------------------------------------------------------------------------------





                                    SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                     MELLON BANK CORPORATION
                                       (Registrant)



Date:  November 12, 1998             By: /s/  Steven G. Elliott
                                         ----------------------
                                         Steven G. Elliott
                                         Vice Chairman and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer of
                                         the Registrant)

CORPORATE INFORMATION
--------------------------------------------------------------------------------

Business          Mellon Bank Corporation's principal direct subsidiaries are
of the            Mellon Bank, N.A., The Boston Company, Inc., Buck Consultants,
Corporation       Inc., Newton Management Limited and a number of companies
                  known as Mellon Financial Services Corporation. The Dreyfus
                  Corporation, one of the nation's largest mutual fund companies, and Founders Asset Management, LLC, are wholly owned subsidiaries of Mellon Bank, N.A. Mellon's seven banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, mortgage servicing, equipment leasing, mutual fund activities, insurance products and various securities-related activities. Buck, a global actuarial and human resources consulting firm, provides a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs. The Mellon
                  Financial Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. Mellon's principal executive office is located at One Mellon Bank
                  Center, 500 Grant Street, Pittsburgh, PA 15258-0001
                  (Telephone: (412) 234-5000).

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

Internet          Mellon:  www.mellon.com
                  Buck:  www.buckconsultants.com
                  ChaseMellon Shareholder Services:  www.chasemellon.com
                  Dreyfus:  www.dreyfus.com
                  Dreyfus Brokerage Services:  www.edreyfus.com
                  Founders:  www.founders.com
                  Newton:  www.newton.co.uk

                                Index to Exhibits


     Exhibit No.                            Description                                      Method of Filing
     -----------                            -----------                                      ----------------
         3.1               Restated Articles of Incorporation of Mellon                      Filed herewith.
                           Bank Corporation, as amended and restated
                           as of September 17, 1998.

         3.2               By-Laws of Mellon Bank Corporation, as                            Filed herewith.
                           amended, effective November 5, 1998.

         10.1              Mellon Bank Corporation Elective Deferred                         Filed herewith.
                           Compensation Plan for Senior Officers,
                           amended and restated effective January 1, 1997, as
                           amended effective September 15, 1998.

         10.2              Mellon Bank IRC Section 401(a)(17) Plan,                          Filed herewith.
                           amended and restated effective January 1, 1993,
                           as amended effective September 15, 1998.

         10.3              Employment Agreement between Mellon Bank                          Filed herewith.
                           Corporation and Martin G. McGuinn, effective
                           as of February 1, 1998.

         10.4              Employment Agreement between Mellon Bank                          Filed herewith.
                           Corporation and Christopher M. Condron,
                           effective as of February 1, 1998.

         10.5              Employment Agreement between Mellon Bank                          Filed herewith.
                           Corporation and Steven G. Elliott, effective
                           as of February 1, 1998.

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