Form 10-K
period 1998-12-31
MELLON BANK CORP
filed 1999-03-19
CIK 64782

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1999, there were 261,792,668 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 259,150,887 common shares having a market value of $17,525,078,733 were held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:
       Mellon Bank Corporation 1999 Proxy Statement-Part III
       Mellon Bank Corporation 1998 Annual Report to Shareholders-Parts I, II and IV


-------------------------------------------------------------------------------

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 25, including the Financial Review and Financial Statements and Notes; Principal Locations and Operating Entities; Directors and Senior Management Committee; and Corporate Information Sections of the Registrant's 1998 Annual Report to Shareholders. For a free copy of the Corporation's 1998 Annual Report to Shareholders, the Proxy Statement for its 1999 Annual Meeting, or a copy of the Corporation's Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, 4826 One Mellon Bank Center, Pittsburgh, PA 15258-0001. The Corporation's 1998 Annual Report to Shareholders is also available on the Corporation's internet site at www.mellon.com.


Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the year 2000 project; the impact of the adoption of the euro; the proposed sale of the mortgage business, credit card business and network services transaction processing unit; credit loss reserve adequacy; simulation of changes in interest rates; and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Corporation's markets; equity and fixed income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; as well as other risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                             MELLON BANK CORPORATION
                                 Form 10-K Index

-------------------------------------------------------------------------------



                                                                 PART I                                                     Page
                                                                                                                            ----
Item 1.     Business

            Description of Business                                                                                            3
            Supervision and Regulation                                                                                         5
            Competition                                                                                                       10
            Employees                                                                                                         10
            Statistical Disclosure by Bank Holding Companies                                                                  11

Item 2.     Properties                                                                                                        16

Item 3.     Legal Proceedings                                                                                                 17

Item 4.     Submission of Matters to a Vote of Security Holders                                                               17


                                                                 PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                             18

Item 6.     Selected Financial Data                                                                                           18

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                             19

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                                        19

Item 8.     Financial Statements and Supplementary Data                                                                       19

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                              19


                                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant                                                                19

Item 11.    Executive Compensation                                                                                            22

Item 12.    Security Ownership of Certain Beneficial Owners and Management                                                    22

Item 13.    Certain Relationships and Related Transactions                                                                    22


                                                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                  22

                                     PART I

ITEM 1.  BUSINESS

Description of Business
-----------------------

Mellon Bank Corporation (the "Corporation") is a multibank holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's banking subsidiaries are located in Pennsylvania, Massachusetts, Delaware, Maryland, New Jersey, California and Florida. Other subsidiaries are located in key business centers throughout the United States and abroad. At December 31, 1998, the Corporation was the eighteenth largest bank holding company in the United States in terms of assets.

The Corporation's principal direct subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Buck Consultants, Inc. ("Buck"), Newton Management Limited ("Newton"), and a number of companies known as Mellon Financial Services Corporation. The Dreyfus Corporation ("Dreyfus"), one of the nation's largest mutual fund companies, and Founders Asset Management LLC ("Founders"), are wholly owned subsidiaries of Mellon Bank. The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, equipment leasing, mutual fund activities and various securities-related activities.

Mellon Bank, which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. Mellon Bank is comprised of six operating regions throughout Pennsylvania and southern New Jersey. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser, manager and administrator of mutual funds. Founders, headquartered in Denver, Colorado, is a manager of growth-oriented equity mutual funds and other investment portfolios. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. TBC, through Boston Safe Deposit and Trust Company ("BSDT") and other subsidiaries, engages in the business of institutional trust and custody, institutional asset management, private asset management, jumbo mortgage lending and other banking services. TBC is headquartered in Boston, Massachusetts. Buck, headquartered in New York, New York, is a global actuarial and human resources consulting firm providing a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs.

The Corporation's banking subsidiaries operate approximately 1,200 domestic banking locations. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

Other subsidiaries of the Corporation provide a broad range of bank-related services -- including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. The types of financial products and services offered by the Corporation's subsidiaries are subject to change.

For analytical purposes, management has focused the Corporation into four major business sectors: Consumer Fee Services, Consumer Banking, Business Fee Services and Business Banking. Further information regarding the Corporation's "core" business sectors, as well as certain "non-core" operations such as Pending/Completed Divestitures, is presented in the Business Sectors section on pages 28 through 31 of the Corporation's 1998 Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following pages. There is considerable interrelationship among these sectors.

-----------------------

Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds and discount brokerage services. These products and services are offered principally through the private asset management group of Mellon Bank and BSDT, as well as through Dreyfus, Founders, the discount brokerage operation of Dreyfus Brokerage Services, Inc. and throughout the Corporation's retail banking network.

Consumer Banking

Consumer Banking includes consumer lending and deposit products, business banking and jumbo residential mortgage lending. The consumer lending, branch banking and business banking services primarily are offered through the Corporation's retail banking network which is primarily comprised of approximately 440 retail outlets and approximately 740 ATMs. This network is primarily located in the mid-Atlantic region of the United States and southern Florida. Jumbo residential mortgage lending is offered nationally through the private asset management representative offices.

Business Fee Services

The Business Fee Services sector serves the institutional markets by providing institutional asset and institutional mutual fund management and administration, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, benefits consulting and administrative services, and services for defined contribution plans. The Corporation's subsidiaries provide trust and investment management services while operating under the umbrella name "Mellon Trust"; in addition, the subsidiaries provide institutional mutual fund management through Dreyfus, Founders and Newton. The Corporation also owns a number of subsidiaries that provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Through Buck, the Corporation offers benefits consulting and administrative services and services for defined contribution plans. Through the Global Cash Management department, the Corporation offers a broad range of cash management services, including remittance processing, collections and disbursements, check processing and electronic services. The Corporation's subsidiaries also provide services relating primarily to defined contribution employee benefit plans under the umbrella name "Dreyfus Retirement Services." Stock transfer services are provided in the United States through its joint venture operating under the name of ChaseMellon Shareholder Services and in Canada through the CIBC Mellon Trust Company.

Business Banking

Business Banking includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. This sector's markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; loan underwriting and syndications; offers a variety of capital markets products and services, including private placement and money market transactions; and provides equipment leasing, financing and lease advisory services. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking and provides corporate banking and capital markets services. Included in this sector is a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. Real Estate lending consists of the

-----------------------

Corporation's commercial real estate lending activities, through which it originates financing for commercial, multi-family and other products. The Corporation provides property and casualty insurance premium financing to small, midsize and large companies in the United States through the AFCO Credit Corporation and in Canada through CAFO.

Pending/Completed Divestitures

Following the Corporation's decision to sell its mortgage business, credit card business and network services transaction processing unit, the Corporation's core business sectors were restated to exclude these businesses as well as the results of the merchant card processing business that was sold in December 1998 and the corporate trust business that was sold in November 1997. These five businesses' results are now reported as "Pending/Completed Divestitures." In addition, the Real Estate Workout sector, that had previously been reported separately, was combined with Other Corporate Activity. The Real Estate Workout sector has diminished in significance as the level of nonperforming real estate assets has significantly decreased. Pending/Completed Divestitures include: residential mortgage loan origination and servicing that had previously been reported in Consumer Fee Services; credit card and a portion of merchant card processing that had previously been reported in Consumer Banking; and commercial mortgage loan origination and servicing, network services transaction processing, a portion of merchant card processing and corporate trust that had previously been reported in Business Fee Services.

The 1998 Annual Report to Shareholders summarizes principal locations and operating entities on pages 14 through 16, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the primary subsidiaries of the Corporation as of December 31, 1998.

Year 2000 Project

For a discussion regarding the Corporation's year 2000 project, see pages 41 and 42 of the Corporation's 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference.

Euro Project

For a discussion regarding the impact of the adoption of the euro, see page 43 of the Corporation's 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference.

Supervision and Regulation
--------------------------

The Corporation and its subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, the Corporation's subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of the Corporation's securities. Additionally, the Corporation and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations described. Changes in applicable law or regulation may have a material effect on the business of the Corporation.

--------------------------

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, the Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. Certain of the Corporation's subsidiaries are themselves bank holding companies under the Act. As a result of its Mellon Bank, F.S.B. subsidiary, the Corporation is also regulated under the Home Owners' Loan Act of 1933 as a savings and loan holding company. In late February 1999, the Corporation applied to the Office of Thrift Supervison ("OTS") for permission to dissolve Mellon Bank, F.S.B.

The Corporation's national banking subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"); BSDT is subject to supervision, regulation and examination by the Federal Reserve Board and the Commonwealth of Massachusetts Department of Banking; and Mellon Bank, F.S.B. is subject to supervision, regulation and examination by the OTS. Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the New York State Department of Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon 1st Business Bank is a state non-member bank and is subject to supervision, regulation and examination by the FDIC and the State of California Department of Financial Institutions.

The Corporation's nonbank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the "SEC"). Dreyfus Investment Services Corporation and Dreyfus Brokerage Services, Inc. conduct brokerage operations, and Mellon Financial Markets, Inc. engages in securities activities permitted to bank holding company subsidiaries under Section 20 of the Glass-Steagall Act. Dreyfus Service Corporation, a subsidiary of Dreyfus, acts as a broker/dealer for the sale of shares of mutual funds, including the Dreyfus/Founders family of mutual funds. Dreyfus Brokerage Services, Inc., a subsidiary of Mellon Bank, is a self-clearing deep discount broker providing services to individual investors nationwide. Founders, Dreyfus Investment Services Corporation, Mellon Financial Markets, Inc., Dreyfus Service Corporation and Dreyfus Brokerage Services, Inc. are registered broker/dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain subsidiaries of the Corporation are registered investment advisers under the Investment Advisers Act of 1940 and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws of any countries in which they do business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. The possible sanctions which may be imposed for violations of these laws and regulations include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser, censures and fines. Each investment company (as defined in the Investment Company Act of 1940) which is advised by a subsidiary of the Corporation, including the Dreyfus/Founders family of mutual funds, is registered with the SEC, and the shares of most are qualified for sale in all states in the United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of the Corporation's public finance activities are regulated by the Municipal Securities Rulemaking Board. Mellon Bank and certain of the Corporation's other subsidiaries are registered with the Commodity Futures Trading Commission (the "CFTC") as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

--------------------------

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), which became effective on September 29, 1995, bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks are permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. States were permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States could also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. Pennsylvania chose to "opt-in" early, effective July 6, 1995, thereby enabling Pennsylvania banks, including national banks having their main office in Pennsylvania, to merge with out-of-state banks to create interstate branches inside or outside Pennsylvania. In addition, Pennsylvania has permitted de novo branching into and out of Pennsylvania as long as the law of the other state involved is reciprocal in this regard.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its banking subsidiaries without regulatory approval. The Corporation's principal banking subsidiary, Mellon Bank, N.A., is a national bank. A national bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by the bank in any calendar year would exceed the bank's net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock. The Corporation's state-chartered banking subsidiaries also are subject to dividend restrictions under applicable state law.

If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the regulator may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution's capital base to an inadequate level. Under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

The ability of the Corporation's banking subsidiaries to pay dividends to the Corporation may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, the right of the Corporation to participate in the assets or earnings of a subsidiary are subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its banking subsidiaries and on the ability of such banking subsidiaries to pay

--------------------------

dividends to the Corporation. These restrictions are discussed in note 22 of the Notes to Financial Statements on pages 95 and 96 of the Corporation's 1998 Annual Report to Shareholders. This note is incorporated herein by reference.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation, BSDT and the Corporation's non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to Mellon 1st Business Bank, and the OTS has similar authority with respect to Mellon Bank, F.S.B.

Deposit Insurance

Substantially all of the deposits of the banking subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestic deposits for the healthiest institutions to 27 cents for each $100 of domestic deposits for the weakest institutions. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation ("FICO") to impose assessments on BIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO current annual assessment on these deposits is approximately 1.2 cents for each $100 of domestic deposits.

Liability of Commonly Controlled Institutions

The FDI Act contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Corporation. Also, under Federal Reserve Board policy, the Corporation is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

Regulatory Capital

The Federal Reserve Board, the OCC and FDIC have substantially similar risk-based and leverage capital guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" consists of common equity, excluding unrealized gains or losses, net of tax, on assets classified as available for sale; qualifying noncumulative perpetual preferred stock; a limited amount of qualifying cumulative perpetual preferred stock; and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets. The remainder (Tier II and Tier III capital) consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, and a limited amount of the allowance for credit losses.

--------------------------

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the required minimum ratio of Total capital (the sum of Tier I, Tier II and Tier III) to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At December 31, 1998, the Corporation's Total capital and Tier I capital to risk adjusted assets ratios were 10.80% and 6.53%, respectively.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including having the highest supervisory rating. All other bank holding companies are required to maintain a minimum leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific leverage ratio applicable to it. At December 31, 1998, the Corporation's leverage ratio was 6.73%.

The Federal Reserve Board's capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate that the Federal Reserve Board will consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital (excluding intangibles) to total assets (excluding intangibles).

The Corporation's banking subsidiaries are subject to risk-based and leverage capital guidelines substantially similar to those imposed by the Federal Reserve Board on bank holding companies.

Prompt Corrective Action

The FDI Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDI Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Rules adopted by the federal banking agencies provide that an institution is deemed to be: "well capitalized" if the institution has a Total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

--------------------------

At December 31, 1998, all of the Corporation's banking subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

Depositor Preference

Legislation enacted in August 1993 provides that depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

Legislative Initiatives

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

Competition
-----------

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from bank holding companies and banks; other domestic and foreign depository institutions, such as savings and loan associations, savings banks and credit unions; and other service providers, such as finance, mortgage and leasing companies, brokerage firms, credit card companies, benefits consultants, mutual funds, investment banking companies, investment management firms and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Business Fee Services sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing and outsourcing firms. Many of the Corporation's competitors, with the particular exception of bank holding companies, banks and thrift institutions, are not subject to regulation as extensive as that described under the "Supervision and Regulation" section and, as a result, may have a competitive advantage over the Corporation in certain respects.

Employees
---------

The Corporation and its subsidiaries had an average of approximately 28,500 full-time equivalent employees in the fourth quarter of 1998.

Statistical Disclosure by Bank Holding Companies

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 ("Guide 3"), requires that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis below. Required information is also presented in the Financial Section of the Corporation's 1998 Annual Report to Shareholders in the Consolidated Balance Sheet -Average Balances and Interest Yields/Rates on pages 38 and 39, and in Net Interest Revenue, on page 37, which are incorporated herein by reference.


RATE/VOLUME VARIANCE ANALYSIS
------------------------------------------------------------------------------------------------------------------------------
                                                                      Year ended December 31,
                                                   1998 over (under) 1997                       1997 over (under) 1996
                                                ---------------------------------             --------------------------------
                                                Due to change in                               Due to change in
                                                -----------------             Net             ------------------           Net
(in millions)                                   Rate          Volume       change              Rate         Volume      change
------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in interest
  revenue from interest-earning assets:

Federal funds sold and securities
  under resale agreements                       $   6          $  13      $  19          $      -      $     -        $     -
 Interest-bearing deposits with banks               -              7          7                (2)          (8)           (10)
 Other money market investments                     -              -          -                 1           (2)            (1)
 Trading account securities                         2              5          7                 -            1              1
 Securities:
   U.S. Treasury and agency securities             (4)             2         (2)               13          (38)           (25)
   Obligations of states and political
    subdivisions                                    -              1          1                 -            -              -
   Other                                           (1)             1          -                (1)          (3)            (4)
 Loans (includes loan fees)                       (63)           207        144               (32)          46             14
-----------------------------------------------------------------------------------------------------------------------------
       Total                                      (60)           236        176               (21)          (4)           (25)

Increase (decrease) in interest
expense on interest-bearing liabilities:

 Deposits in domestic offices:
   Demand                                           -              3          3                 1          (12)           (11)
   Money market and other savings accounts         (1)            39         38                (3)           9              6
   Retail savings certificates                     (3)            21         18                 8           32             40
   Other time deposits                             (2)            18         16                 4            1              5
 Deposits in foreign offices                        1              6          7                (9)         (56)           (65)
 Federal funds purchased and securities
  under repurchase agreements                       1             45         46                 3          (20)           (17)
 Other short-term borrowings                        3              6          9                (5)         (11)           (16)
 Notes and debentures (with original
  maturities over one year)                        (4)            19         15                (1)          47             46
-----------------------------------------------------------------------------------------------------------------------------
       Total                                       (5)           157        152                (2)         (10)           (12)
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest revenue                                $(55)        $   79      $  24             $ (19)      $    6           $(13)
-----------------------------------------------------------------------------------------------------------------------------


Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35% and are before the effect of reserve requirements. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

------------------------------------------------------------

II.  Securities Portfolio

A.    Carrying values of securities at year-end are as follows:

----------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE                                                                           December 31,
(in millions)                                                                              1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                                                      $5,244           $2,727            $4,010
Obligations of states and political subdivisions                                            112               26                49
Other securities:
     Other mortgage-backed                                                                    2                3                 4
     Bonds, notes and debentures                                                             10               11                12
     Other                                                                                    5                -                36
----------------------------------------------------------------------------------------------------------------------------------
         Total other securities                                                              17               14                52
----------------------------------------------------------------------------------------------------------------------------------
         Total securities available for sale                                             $5,373           $2,767            $4,111
----------------------------------------------------------------------------------------------------------------------------------


INVESTMENT SECURITIES                                                                                   December 31,
(in millions)                                                                              1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                                                      $1,518           $1,994            $2,292
Other securities:
     Other mortgage-backed                                                                   16               23                29
     Bonds, notes and debentures                                                             16               14                16
     Stock of Federal Reserve Bank                                                           51               50                37
     Other                                                                                    1                1                 1
----------------------------------------------------------------------------------------------------------------------------------
         Total other securities                                                              84               88                83
----------------------------------------------------------------------------------------------------------------------------------
         Total investment securities                                                     $1,602           $2,082            $2,375
----------------------------------------------------------------------------------------------------------------------------------


B.   Maturity Distribution of Securities

     Information required by this section of Guide 3 is presented in the Corporation's 1998 Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 78 through 80, which note is incorporated herein by reference.

------------------------------------------------

III.  Loan Portfolio

A.   Types of Loans

     Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation's 1998 Annual Report to Shareholders on pages 55 through 65, which portions are incorporated herein by reference.

B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

(in millions)                                                      Within 1 year (a)     1-5 years     Over 5 years            Total
------------------------------------------------------------------------------------------------------------------------------------
Domestic:(b)
  Commercial and financial                                                $3,554            $6,770           $1,736          $12,060
  Commercial real estate                                                     572             1,175              538            2,285
------------------------------------------------------------------------------------------------------------------------------------
     Total domestic                                                        4,126             7,945            2,274           14,345
International                                                              1,003               239              312            1,554
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                $5,129            $8,184           $2,586          $15,899
------------------------------------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.
(a)    Includes demand loans and loans with no stated maturity.
(b) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.


Sensitivity of loans at December 31, 1998, to changes in interest rates
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Domestic        International
(in millions)                                                                  operations (a)       operations                 Total
------------------------------------------------------------------------------------------------------------------------------------
Loans due in one year or less (b)                                                  $4,126               $1,003                $5,129
Loans due after one year:
     Variable rates                                                                 8,950                  429                 9,379
     Fixed rates                                                                    1,269                  122                 1,391
------------------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                $14,345               $1,554               $15,899
------------------------------------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.
(a) Excludes consumer mortgages, credit card, other consumer credit and lease finance assets.
(b)  Includes demand loans and loans with no stated maturity.

C.   Risk Elements

     Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation's 1998 Annual Report to Shareholders on pages 55 through 65, which portions are incorporated herein by reference.

IV.  Summary of Loan Loss Experience

     The Corporation maintains a credit loss reserve that, in management's judgment, is adequate to absorb losses embedded in the loan portfolio. Management reviews the adequacy of the reserve at least quarterly. The reserve determination methodology is designed to provide procedural discipline in assessing the adequacy of the reserve. For analytical purposes, the reserve methodology estimates loss potential in both the commercial and consumer loan portfolios. This methodology primarily uses an individual evaluation of problem credits and a historical analysis of loss experience and criticized credit levels. In addition, the status and amount of nonperforming and past-due loans are considered. Qualitative factors considered include: industry risks, current economic factors affecting collectibility, trends in portfolio volume, quality, maturity and composition and current interest rate levels and economic conditions.

------------------------------------------------

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation's reserve for credit losses is presented below as required by Guide 3.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
(in millions)                                                               1998          1997        1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic reserve:
  Commercial and financial                                                  $194          $162        $117         $169         $195
  Real estate:
     Commercial                                                               92            88          98           92          157
     Consumer                                                                 56            51          58           61           75
  Consumer credit                                                            117           132         198          135          141
  Lease finance assets                                                        26            30          43            6           17
------------------------------------------------------------------------------------------------------------------------------------
              Total domestic reserve                                         485           463         514          463          585
International reserve                                                         11            12          11            8           22
------------------------------------------------------------------------------------------------------------------------------------
              Total reserve                                                 $496          $475        $525         $471         $607
------------------------------------------------------------------------------------------------------------------------------------


Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1994-1998 are set forth in the Financial Section of the Corporation's 1998 Annual Report to Shareholders in the Credit Risk section on pages 55 and 56, the Credit Quality Expense, Reserve for Credit Losses and Review of Net Credit Losses section on pages 64 and 65, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 75 and in note 6 on page 81 which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                                                            1998         1997         1996         1995       1994
----------------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                                                   38%          37%          37%          40%        38%
   Real estate:
     Commercial                                                                7            6            6            6          6
     Consumer                                                                 27           29           29           32         32
   Consumer credit                                                            14           14           14           16         18
   Lease finance assets                                                        9            9            9            3          3
----------------------------------------------------------------------------------------------------------------------------------
       Total domestic loans                                                   95           95           95           97         97
International loans                                                            5            5            5            3          3
----------------------------------------------------------------------------------------------------------------------------------
       Total loans                                                           100%         100%         100%         100%       100%
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------

V.       Deposits

         ---------------------------------------------------------------------------------------------------------------------------
         Maturity distribution of domestic time deposits at December 31, 1998

                                                                          Within           4-6        7-12         Over
         (in millions)                                                  3 months        months      months       1 year        Total
         ---------------------------------------------------------------------------------------------------------------------------
         Time certificates of deposit in denominations
          of $100,000 or greater                                          $2,144       $   509     $   415      $   154       $3,222
         Time certificates of deposit in denominations
          of less than $100,000                                            1,404         1,489       1,790        1,068        5,751
         ---------------------------------------------------------------------------------------------------------------------------
              Total time certificates of deposit                           3,548         1,998       2,205        1,222        8,973
         ---------------------------------------------------------------------------------------------------------------------------
         Other time deposits in denominations
          of $100,000 or greater                                              19             -           -            1           20
         Other time deposits in denominations
          of less than $100,000                                               18             -           -            -           18
         ---------------------------------------------------------------------------------------------------------------------------
              Total other time deposits                                       37             -           -            1           38
         ---------------------------------------------------------------------------------------------------------------------------
              Total domestic time deposits                                $3,585        $1,998      $2,205       $1,223       $9,011
         ---------------------------------------------------------------------------------------------------------------------------

         The majority of foreign deposits of approximately $3.1 billion at December 31, 1998, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation's 1998 Annual Report to Shareholders in Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 38 and 39, which pages are incorporated herein by reference.


VI.      Return on Equity and Assets

                                                                                                   Year ended December 31,
                                                                                           1998             1997            1996
         ---------------------------------------------------------------------------------------------------------------------------
         (1) Return on total assets(a), based on:
                  Net income                                                               1.81%            1.80%            1.74%
                  Net income applicable to common stock                                    1.79             1.75             1.64

         (2) Return on common shareholders' equity (a),
                based on net income applicable to common stock                            20.67            21.47            20.38
              Return on total shareholders' equity (a), based on net income               20.75            20.83            19.23

         (3) Dividend payout ratio of common stock, based on
                  diluted net income per share                                            42.42            44.00            44.95

         (4) Equity to total assets (a), based on:
                  Common shareholders' equity                                              8.67             8.14             8.05
                  Total shareholders' equity                                               8.72             8.62             9.07
         ---------------------------------------------------------------------------------------------------------------------------
         (a)  Computed on a daily average basis.

------------------------------------------------

VII.     Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

         --------------------------------------------------------------------------------------------------
         (dollar amounts in millions)                                                 1998             1997
         --------------------------------------------------------------------------------------------------
         Federal funds purchased and securities sold
         under agreements to repurchase:
              Maximum month-end balance                                             $3,594           $2,063
              Average daily balance                                                 $2,207           $1,390
              Average rate during the year                                           5.56%            5.51%
              Balance at December 31                                                $3,594           $1,997
              Average rate at December 31                                            4.07%            5.84%
         --------------------------------------------------------------------------------------------------


ITEM 2.  PROPERTIES

Pittsburgh properties
---------------------
In 1983, Mellon Bank entered into a long-term lease of One Mellon Bank Center, a 54-story office building in Pittsburgh, Pennsylvania. At December 31, 1998, Mellon Bank occupied approximately 78% of the building's approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

During 1984, Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building, also known as Two Mellon Bank Center, in Pittsburgh, Pennsylvania, while retaining title to the land thereunder. At December 31, 1998, Mellon Bank occupied approximately 82% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Bank Center. At December 31, 1998, Mellon Bank occupied approximately 99% of the approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

In September 1998, Mellon Bank broke ground for its 14-story, approximately 750,000 square foot Mellon Client Service Center (the "Center") in Pittsburgh, Pennsylvania. The Center is expected to be ready for occupancy in the spring of 2001 with Mellon Bank occupying all of the space.

Philadelphia properties
-----------------------
Mellon Bank leases a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. At December 31, 1998, Mellon Bank occupied approximately 50% of Mellon Independence Center's approximately 882,000 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

In 1990, Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center, at the corner of 18th and Market Streets in the Center City area of Philadelphia, Pennsylvania. At December 31, 1998, Mellon Bank leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

Boston properties
-----------------
The Boston Company leases space in a 41-story downtown Boston, Massachusetts office building known as One Boston Place. At December 31, 1998, The Boston Company leased approximately 34% of One Boston Place's approximately 770,000 square feet of rentable space.

At December 31, 1998, The Boston Company also occupied space in three office buildings in the Wellington Business Center located in Medford, Massachusetts. At December 31, 1998, The Boston Company leased 100% of the approximately 117,000 rentable square foot building known as Client Services Center II. At December 31, 1998, The Boston Company leased 100% of the approximately 320,000 rentable square foot building known as Client Services Center III and leased approximately 22,000 square feet of rentable space in the building known as Client Services Center I.

In February 1999, Mellon announced the opening of a three-story, approximately 385,000 square foot office building in Everett, Massachusetts. It has entered into a 20-year lease of the facility and will relocate from space in the three office buildings in the Wellington Business Center located in Medford, Massachusetts that it currently occupies and will occupy all of this new building.

New York properties
-------------------
At December 31, 1998, The Dreyfus Corporation leased approximately 277,000 square feet of rentable space at 200 Park Avenue in New York City. Other than approximately 14,000 square feet of rentable space which is subleased to a third party, all of the space is currently occupied by Dreyfus. At December 31, 1998, Dreyfus Service Corporation leased approximately 160,000 square feet of rentable space in EAB Plaza in Uniondale, New York. This space is 100% occupied by Dreyfus.

Other properties
----------------
The banking subsidiaries' retail offices are both owned and leased under leases expiring at various times through the year 2020.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 14 through 16 of the Principal Locations and Operating Entities Section of the Corporation's 1998 Annual Report, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 7 of Notes to Financial Statements on page 82 of the Corporation's 1998 Annual Report, which note is incorporated herein by reference.

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

No matters were submitted to security holders for vote during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation's 1998 Annual Report to Shareholders in Liquidity and Dividends on pages 48 through 50, in Selected Quarterly Data on page 67, in note 22 of Notes to Financial Statements on pages 95 and 96 and in Corporate Information on page 111, which portions are incorporated herein by reference.

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

ITEM 6.     SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation's 1998 Annual Report to Shareholders in the Financial Summary on page 21, in the Significant Financial Events in 1998 on pages 22 through 24, in the Overview of 1998 results on pages 25 and 26, in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 38 and 39, and in note 1 of Notes to Financial Statements on pages 72 through 78, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation's 1998 Annual Report to Shareholders in the Financial Review on pages 22 through 67 and in note 22 of Notes to Financial Statements on pages 95 and 96, which portions are incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the Corporation's 1998 Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 50 through 55, in note 1 of Notes to Financial Statements under Off-balance-sheet instruments used for risk management purposes and Off-balance-sheet instruments used for trading activities on page 77 and in note 24 of Notes to Financial Statements on pages 96 through 103, which portions are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14 on page 22 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation's proxy statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Directors section on pages 2 through 7 and in the Section 16(a) Beneficial Ownership Reporting Compliance section on page 28, each of which sections is incorporated herein by reference, and in the following section "Executive Officers of the Registrant."


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 1999, together with the offices held by each such person during the last five years, are listed on the following pages. Messrs. McGuinn, Condron and Elliott have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

------------------------------------

                               Age               Position                                                 Year Elected
                               ---               --------                                                 ------------

Martin G. McGuinn              56                Chairman and Chief Executive Officer,                    1999 (1)
                                                 Mellon Bank Corporation and Mellon
                                                 Bank, N.A.

Christopher M. Condron         51                President and Chief Operating Officer,                   1999 (2)
                                                 Mellon Bank Corporation and Mellon
                                                 Bank, N.A.

                                                 Chairman and Chief Executive Officer,                    1996
                                                 The Dreyfus Corporation

Steven G. Elliott              52                Senior Vice Chairman and Chief                           1999 (3)
                                                 Financial Officer, Mellon Bank
                                                 Corporation and Mellon Bank, N.A.

John T. Chesko                 49                Vice Chairman and Chief Risk Officer,                    1997 (4)
                                                 Mellon Bank Corporation and Mellon
                                                 Bank, N.A.

Jeffery L. Leininger           53                Vice Chairman, Mellon Bank Corporation                   1996 (5)
                                                 and Mellon Bank, N.A.

Keith P. Russell               53                Vice Chairman, Mellon Bank Corporation                   1996 (6)
                                                 and Mellon Bank, N.A.

Peter Rzasnicki                55                Vice Chairman, Mellon Bank Corporation                   1998 (7)
                                                 and Mellon Bank, N.A.

William J. Stallkamp           59                Vice Chairman, Mellon Bank Corporation                   1998 (8)
                                                 and Mellon Bank, N.A.

                                                 Chairman and Chief Executive Officer,                    1996
                                                 Mellon PSFS

Allan P. Woods                 52                Vice Chairman and Chief Information                      1999 (9)
                                                 Officer, Mellon Bank Corporation and
                                                 Mellon Bank, N.A.

Michael A. Bryson              52                Executive Vice President and Treasurer,                  1998 (10)
                                                 Mellon Bank Corporation

Michael K. Hughey              47                Senior Vice President and Controller of                  1990
                                                 Mellon Bank Corporation and Senior
                                                 Vice President, Director of Taxes and
                                                 Controller, Mellon Bank, N.A.

------------------------------------

(1) From 1993 through February 1998, Mr. McGuinn served as Vice Chairman, Retail Financial Services, Mellon Bank Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Chairman and Chief Executive Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Bank Corporation.

(2) From 1989 to January 1994, Mr. Condron was President of Boston Safe Deposit and Trust Company and Executive Vice President of The Boston Company. In January 1994, he assumed the title of Vice Chairman of The Boston Company. From November 1994 through February 1998, he was Vice Chairman, Mellon Bank Corporation and Mellon Bank, N.A. From March 1998 through December 1998, Mr. Condron was President and Chief Operating Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Bank Corporation.

(3) From 1992 through February 1998, Mr. Elliott served as Vice Chairman and Chief Financial Officer of Mellon Bank Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Senior Vice Chairman and Chief Financial Officer of Mellon Bank, N.A. and Vice Chairman and Chief Financial Officer of Mellon Bank Corporation. From 1990 through April 1998, Mr. Elliott was Treasurer of Mellon Bank Corporation.

 (4) From 1991 to December 1994, Mr. Chesko was Senior Vice President and Senior Credit Approval Officer of the Credit Policy Department of Mellon Bank, N.A. From December 1994 to June 1997, he was Executive Vice President, Risk Management, of Mellon Bank, N.A. and Chief Compliance Officer of Mellon Bank Corporation and Mellon Bank, N.A. From April 1996 to December 1998, Mr. Chesko was Chief Credit Officer of Mellon Bank Corporation and Mellon Bank, N.A.

(5) From 1988 to February 1994, Mr. Leininger was Senior Vice President of the Middle Market Banking Department's western region. From February 1994 to February 1996, he was Executive Vice President and Department Head of Middle Market Banking of Mellon Bank, N.A.

(6) From 1992 to June 1996, Mr. Russell was Vice Chairman, Chief Risk and Credit Officer, Mellon Bank Corporation and Mellon Bank, N.A.

(7) From 1993 to 1995, Mr. Rzasnicki was Executive Vice President, Mortgage Banking Department and AFCO/CAFO. From 1995 through March 1998, he was Executive Vice President, Global Trust Services, Mellon Bank, N.A.

(8) From 1988 to March 1998, Mr. Stallkamp was Executive Vice President, Mellon Bank, N.A.

(9) From 1993 through December 1998, Mr. Woods was Executive Vice President, Mellon Information Services Department, Mellon Bank, N.A.

(10) From 1994 to April 1998, Mr. Bryson was Senior Vice President, Strategic Planning, Mellon Bank, N.A.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item is included in the 1999 Proxy Statement in the Directors' Compensation section on pages 9 and 10 and in the Executive Compensation section on pages 15 through 22, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 1999 Proxy Statement in the Beneficial Ownership of Stock section on pages 12 and 13, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 1999 Proxy Statement in the Business Relationships and Related Transactions and Certain Legal Proceedings sections on page 11, and is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Financial Section of the Corporation's 1998 Annual Report to Shareholders.

        (i)   Financial Statements                                                                  Page No.
              --------------------                                                                  --------

        Mellon Bank Corporation (and its subsidiaries):
          Consolidated Income Statement                                                                   68
          Consolidated Balance Sheet                                                                      69
          Consolidated Statement of Changes in Shareholders' Equity                                       70
          Consolidated Statement of Cash Flows                                                     71 and 72
        Notes to Financial Statements                                                         72 through 109
        Report of Independent Auditors                                                                   110

       (ii)   Financial Statement Schedules
              -----------------------------

       Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

       (iii)  Other Financial Data
              --------------------

       Selected Quarterly Data                                                                            67

(b)    Current Reports on Form 8-K during the fourth quarter of 1998:

       (1) A report dated October 16, 1998, which included, under Items 5 and 7,
           (i) the Corporation's press release, dated October 16, 1998, announcing the completion of its acquisition of a majority interest in Newton Management Limited and (ii) the Corporation's press release, dated October 20, 1998, regarding third quarter 1998 and first nine months 1998 results of operations.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)


(b)    Current Reports on Form 8-K during the fourth quarter of 1998 (continued)

   (2) A report dated November 9, 1998, which included, under Item 7, certain exhibits incorporated by reference into Registration Statement No. 33-62151 pertaining to certain debt securities of Mellon Financial Company and related guarantees of the Registrant.

(c)    Exhibits

       The exhibits listed on the Index to Exhibits on pages 25 through 30 hereof are incorporated by reference or filed herewith in response to this Item. In addition, the information required by Exhibit 11.1, Computation of Basic and Diluted Net Income Per Common Share, is set forth in the Corporation's 1998 Annual Report to Shareholders in note 19 of Notes to Financial Statements on pages 87 and 88, which portions are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Mellon Bank Corporation


                                                 By:  /s/ Martin G. McGuinn
                                                    ----------------------------
                                                          Martin G. McGuinn
                                                          Chairman and Chief
                                                          Executive Officer


                                                 DATED:  March 19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


            Signature                                       Capacities
------------------------------                    -----------------------------


By:   /s/ Martin G. McGuinn
   ---------------------------                    Director and Principal
          Martin G. McGuinn                       Executive Officer


By:   /s/ Steven G. Elliott                       Principal Financial Officer
   ---------------------------
          Steven G. Elliott


By:   /s/ Michael K. Hughey                       Principal Accounting Officer
   ---------------------------
          Michael K. Hughey


Dwight L. Allison, Jr.;                           Directors
Burton C. Borgelt; Carol R. Brown;
Frank V. Cahouet; Jared L. Cohon;
Christopher M. Condron; J. W. Connolly;
Charles A. Corry; C. Frederick Fetterolf;
Ira J. Gumberg; Pemberton Hutchinson;
George W. Johnstone; Rotan E. Lee;
Andrew W. Mathieson; Edward J. McAniff;
Robert Mehrabian; Seward Prosser Mellon;
Mark A. Nordenberg; David S. Shapira;
Joab L. Thomas; Wesley W. von Schack;
and William J. Young


By:      /s/ Carl Krasik                          DATED:  March 19, 1999
    ---------------------------
           Carl Krasik
           Attorney-in-fact

                                Index to Exhibits
                                -----------------

Exhibit
  No.                             Description                                                  Method of Filing
  ---                      -------------------------------------                      ----------------------------------------

   3.1                     Restated Articles of Incorporation of                      Previously filed as Exhibit 3.1 to
                           Mellon Bank Corporation, as amended                        the Quarterly Report on Form 10-Q
                           and restated as of September 17, 1998.                     (File No. 1-7410) for the quarter ended
                                                                                      September 30, 1998, and incorporated
                                                                                      herein by reference.

   3.2                     By-Laws of Mellon Bank Corporation, as                     Previously filed as Exhibit 3.2 to
                           amended, effective November 5, 1998.                       the Quarterly Report on Form 10-Q
                                                                                      (File No. 1-7410) for the quarter ended
                                                                                      September 30, 1998, and incorporated
                                                                                      herein by reference.

   4.1                     Instruments defining the rights                            See Exhibits 3.1 and 3.2 above.
                           of securities holders.

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

Exhibit
  No.                             Description                                                    Method of Filing
  ---                      -------------------------------------                         ----------------------------------------
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

Exhibit
  No.                           Description                                                        Method of Filing
  ---                      -------------------------------------                         ----------------------------------------
   10.1                    Lease dated as of February 1, 1983,                           Previously filed as Exhibit 10.4
                           between 500 Grant Street Associates                           to Annual Report on Form 10-K
                           Limited Partnership and Mellon                                (File No. 1-7410) for the year ended
                           Bank, N.A. with respect to One Mellon                         December 31, 1992, and incorporated
                           Bank Center.                                                  herein by reference.

   10.2                    First Amendment to Lease Agreement                            Previously filed as Exhibit 10.1
                           dated as of November 1, 1983,                                 to Registration Statement on Form
                           between 500 Grant Street                                      S-15 (Registration No. 2-88266)
                           Associates Limited Partnership                                and incorporated herein by
                           and Mellon Bank, N.A.                                         reference.

   10.3*                   Mellon Bank Corporation Profit                                Previously filed as Exhibit 10.7
                           Bonus Plan, as amended.                                       to Annual Report on Form 10-K
                                                                                         (File No. l-7410) for the year ended
                                                                                         December 31, 1990, and incorporated
                                                                                         herein by reference.

   10.4*                   Mellon Bank Corporation Long-Term                             Filed herewith.
                           Profit Incentive Plan (1996), as
                           amended effective January 15, 1999.

   10.5*                   Mellon Bank Corporation Stock                                 Previously filed as Exhibit 10.1 to the
                           Option Plan for Outside Directors                             Quarterly Report on Form 10-Q (File
                           (1989), as amended effective March 17, 1998.                  No. 1-7410) for the quarter ended
                                                                                         March 31, 1998, and incorporated
                                                                                         herein by reference.

   10.6*                   Mellon Bank Corporation 1990                                  Filed herewith.
                           Elective Deferred Compensation Plan
                           for Directors and Members of the
                           Advisory Board, as amended, effective January 15,
                           1999.

   10.7*                   Mellon Bank Corporation Elective                              Filed herewith.
                           Deferred Compensation Plan for
                           Senior Officers, as amended, effective January 15,
                           1999.

   10.8*                   Mellon Bank IRC Section 401(a)(17)                            Previously filed as Exhibit 10.2 to the
                           Plan, as amended, effective                                   Quarterly Report on Form 10-Q (File
                           September 15, 1998.                                           No. 1-7410) for the quarter ended
                                                                                         September 30, 1998, and incorporated
                                                                                         herein by reference.


* Management contract or compensatory plan arrangement.

Exhibit
  No.                           Description                                                       Method of Filing
  ---                      -------------------------------------                         ----------------------------------------

   10.9*                   Mellon Bank Optional Life Insurance                           Filed herewith.
                           Plan, as amended, effective
                           January 15, 1999.

   10.10*                  Mellon Bank Executive Life Insurance                          Filed herewith.
                           Plan, as amended, effective
                           January 15, 1999.

   10.11*                  Mellon Bank Senior Executive Life                             Filed herewith.
                           Insurance Plan, as amended, effective
                           January 15, 1999.

   10.12*                  Mellon Bank Corporation Retirement Plan                       Previously filed as Exhibit 10.1 to
                           for Outside Directors, effective                              Quarterly Report on Form 10-Q (File
                           January 1, 1994.                                              No. 1-7410) for the quarter ended
                                                                                         June 30, 1995, and incorporated
                                                                                         herein by reference.

   10.13*                  Mellon Bank Corporation Phantom Stock                         Filed herewith.
                           Unit Plan (1995), as amended, effective
                           January 15, 1999.

   10.14*                  Employment Agreement between Mellon                           Previously filed as Exhibit 10.17 to
                           Bank, N.A. and Frank V. Cahouet,                              Annual Report on Form 10-K
                           effective as of July 25, 1993, and amended                    (File No. 1-7410) for the year ended
                           and restated as of October 17, 1995.                          December 31, 1995, and incorporated
                                                                                         herein by reference.

   10.15*                  Letter Agreement, dated February 20, 1998,                    Previously filed as Exhibit 10.17 to
                           between Mellon Bank Corporation and                           Annual Report on Form 10-K (File
                           Frank V. Cahouet.                                             No. 1-7410) for the year ended
                                                                                         December 31, 1997, and
                                                                                         incorporated herein by reference.

   10.16*                  Employment Agreement between Mellon                           Previously filed as Exhibit 10.2
                           Bank, N.A. and W. Keith Smith,                                to Quarterly Report on Form 10-Q
                           effective as of July 25, 1993, and amended                    (File No. 1-7410) for the quarter ended
                           and restated as of August 1, 1995.                            September 30, 1995, and incorporated
                                                                                         herein by reference.

   10.17*                  Letter Agreement, dated February 20, 1998,                    Previously filed as Exhibit 10.19 to
                           between Mellon Bank Corporation and                           Annual Report on Form 10-K (File
                           W. Keith Smith.                                               No. 1-7410) for the year ended
                                                                                         December  31, 1997, and incorporated
                                                                                         herein by reference.

* Management contract or compensatory plan arrangement.

Exhibit
  No.                           Description                                                       Method of Filing
  ---                      -------------------------------------                         ----------------------------------------

   10.18*                  Employment Agreement between Mellon                           Previously filed as Exhibit 10.3 to the
                           Bank Corporation and Martin G. McGuinn,                       Quarterly Report on Form 10-Q (File
                           effective as of February 1, 1998.                             No. 1-7410) for the quarter ended
                                                                                         September 30, 1998, and incorporated
                                                                                         herein by reference.

   10.19*                  Employment Agreement between Mellon                           Previously filed as Exhibit 10.4 to the
                           Bank Corporation and Christopher M.                           Quarterly Report on Form 10-Q (File
                           Condron, effective as of February 1, 1998.                    No. 1-7410) for the quarter ended
                                                                                         September 30, 1998, and incorporated
                                                                                         herein by reference.

   10.20*                  Employment Agreement between Mellon                           Previously filed as Exhibit 10.5 to the
                           Bank Corporation and Steven G. Elliott,                       Quarterly Report on Form 10-Q (File
                           effective as of February 1, 1998.                             No. 1-7410) for the quarter ended
                                                                                         September 30, 1998, and incorporated
                                                                                         herein by reference.

   10.21*                  Form of Change in Control Severance Agreement                 Previously filed as Exhibit 10.5 to the
                           between Mellon Bank Corporation and members                   Quarterly Report on Form 10-Q (File
                           of the Executive Management Group.                            No. 1-7410) for the quarter ended
                                                                                         June 30, 1997, and incorporated
                                                                                         herein by reference.

   10.22*                  Form of Change in Control Severance Agreement                 Filed herewith.
                           between Mellon Bank Corporation and
                           members of the Senior Management Committee.

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


* Management contract or compensatory plan arrangement.

Exhibit
  No.                           Description                                                 Method of Filing
---------                  -----------------------------------------------               ---------------------------

   13.1                    All portions of the Mellon Bank Corporation                   Filed herewith.
                           1998 Annual Report to Shareholders that are
                           incorporated herein by reference.

   21.1                    List of Primary Subsidiaries of the Corporation.              Filed herewith.

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