Form 10-Q
period 1999-03-31
MELLON BANK CORP
filed 1999-05-12
CIK 64782

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
                                        Yes  X    No
                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding as of
                Class                                     March 31, 1999
                -----                                     --------------
      Common Stock, $.50 par value                         260,532,378


-------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX



-------------------------------------------------------------------------------
                                                                     Page No.

Part I - Financial Information
------------------------------
Financial Highlights                                                      2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Items 2 and 3)                                3

Financial Statements (Item 1):
    Consolidated Balance Sheet                                           43
    Consolidated Income Statement - Five Quarter Trend                   44
    Consolidated Statement of Cash Flows                                 46
    Consolidated Statement of Changes in Shareholders' Equity            48

Notes to Financial Statements                                            49


Part II - Other Information
---------------------------
Legal Proceedings (Item 1)                                               54

Exhibits and Reports on Form 8-K (Item 6)                                54

Signature                                                                56

Corporate Information                                                    57

Index to Exhibits                                                        58





Cautionary Statement
-------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the year 2000 project; planned divestitures; credit loss reserve adequacy; simulation of changes in interest rates; and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Corporation's markets; equity and fixed-income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                                                     Quarter ended
                                                                            ------------------------------------------------------
(dollar amounts in millions, except per share amounts)                      MARCH 31, 1999       Dec. 31, 1998      March 31, 1998
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RESULTS - PRE-SPLIT BASIS (a)
Diluted earnings per common share:
  Operating                                                                          $ .87  (b)          $ .84               $ .78
  Tangible operating (c)                                                               .98  (b)            .94                 .88
  Reported                                                                             .96                 .84                 .78
Net income applicable to common stock:
  Operating                                                                           $231  (b)           $222                $206
  Tangible operating (c)                                                               260  (b)            252                 231
  Reported                                                                             254                 222                 206
Return on common equity (d):
  Operating                                                                           20.9% (b)           20.1%               21.6%
  Tangible operating (e)                                                              40.4  (b)           40.2                39.5
  Reported                                                                            23.1                20.1                21.6
Return on assets (d):
  Operating                                                                           1.84% (b)           1.76%               1.89%
  Tangible operating (e)                                                              2.16  (b)           2.07                2.17
  Reported                                                                            2.03                1.76                1.89
-----------------------------------------------------------------------------------------------------------------------------------

SELECTED KEY DATA - PRE-SPLIT BASIS (a)
Fee revenue as a percentage of net interest and fee revenue (FTE)                       68%                 68%                 66%
Efficiency ratio excluding amortization of intangibles (f)                              62                  65                  62

Dividends paid per common share                                                   $    .36            $    .36            $    .33
Dividends paid on common stock                                                          94                  94                  84

Closing common stock price                                                        $  70.38            $  68.75            $  63.50
Market capitalization                                                               18,335              18,007              16,523
Average common shares and equivalents outstanding -
  diluted (in thousands)                                                           265,644             265,748             263,136
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RESULTS AND SELECTED KEY DATA - POST-SPLIT BASIS (a)
Diluted earnings per common share:
  Operating                                                                       $    .43  (b)       $    .42            $    .39
  Tangible operating (c)                                                               .49  (b)            .47                 .44
  Reported                                                                             .48                 .42                 .39

Dividends per common share                                                        $    .18            $    .18            $    .17
Closing common stock price                                                          $35.19              $34.38              $31.75
Average common shares and equivalents outstanding -
  diluted (in thousands)                                                           531,288             531,496             526,272

CAPITAL RATIOS AT PERIOD END
Shareholders' equity to assets:
  Reported                                                                           9.12%               8.90%               8.62%
  Tangible (e)                                                                       5.60                5.41                5.19
Tier I capital                                                                       6.89                6.53                6.80
Total (Tier I plus Tier II) capital                                                 11.22               10.80               11.28
Leverage capital                                                                     6.60                6.73                7.04
-----------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS (CONTINUED)                                                                Quarter ended
                                                                            ------------------------------------------------------
(dollar amounts in millions, except per share amounts)                      MARCH 31, 1999       Dec. 31, 1998      March 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                              $31,467             $31,503             $29,389
Total interest-earning assets                                                       39,811              39,427              36,644
Total assets                                                                        50,677              50,110              46,229
Total tangible assets (e)                                                           48,755              48,153              44,726
Deposits                                                                            34,087              34,492              32,725
Notes and debentures                                                                 3,351               3,164               2,797
Trust-preferred securities                                                             991                 991                 991
Total shareholders' equity                                                           4,469               4,391               3,974
Tangible common shareholders' equity (e)                                             2,608               2,487               2,370
----------------------------------------------------------------------------------------------------------------------------------

(a) See the "Significant financial events" section on page 6 for a discussion of the two-for-one stock split payable May 17, 1999.

(b) Operating and tangible operating results for the first quarter of 1999 exclude a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.

(c) Excludes the after-tax impact of amortization of goodwill and other intangibles from purchase acquisitions.

(d)  Annualized.

(e) Certain goodwill and other intangibles amortization is tax deductible. Beginning December 31, 1998, the amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of the tax-deductible portion. Prior-period ratios and amounts were restated.

(f)  See page 20 for the definition of this ratio.

Note: All calculations are based on unrounded numbers.


MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
-------------------------------------------------------------------------------

Diluted earnings per common share and net income applicable to common stock, on a reported basis, totaled $.96, on a pre-split basis, and $254 million for the first quarter of 1999. First quarter 1999 reported results included a $49 million after-tax net gain from divestitures, or $.19 per common share, and a $26 million after-tax charge for the cumulative effect of a change in accounting principle, or $.10 per common share. The annualized return on common equity and return on assets, on a reported basis, were 23.1% and 2.03%, respectively, for the first quarter of 1999.

Excluding the net gain from divestitures and the charge for a change in accounting principle, first quarter 1999 diluted operating earnings per common share totaled $.87, on a pre-split basis, an increase of 12%, compared with $.78 in the first quarter of 1998. Operating net income applicable to common stock in the first quarter of 1999 was $231 million, an increase of 12%, compared with $206 million in the first quarter of 1998. The annualized return on common equity and return on assets, on an operating basis, were 20.9% and 1.84%, respectively, for the first quarter of 1999, compared with 21.6% and 1.89%, respectively, for the first quarter of 1998.

Diluted tangible operating earnings per common share totaled $.98, on a pre-split basis, in the first quarter of 1999, an increase of 12%, compared with $.88 in the first quarter of 1998. Tangible operating net income applicable to common stock was $260 million, an increase of 13%, compared with $231 million in the first quarter of 1998. The annualized return on tangible common equity and return on tangible assets, on an operating basis, were 40.4% and 2.16%, respectively, in the first quarter of 1999, compared with 39.5% and 2.17%, respectively, in the first quarter of 1998.

-------------------------------------------------------------------------------

Fee revenue for the first quarter of 1999 was $789 million, up $91 million from $698 million in the prior-year period. The first quarter of 1998 included $22 million of fee revenue from the electronic filing of income tax returns. This service was discontinued at the end of 1998. Excluding the impact on fee revenue from the 1998 acquisitions of Founders Asset Management, LLC (Founders) and Newton Management Limited (Newton) and fees from the electronic filing of income tax returns in the first quarter of 1998, fee revenue increased 11% in the first quarter of 1999 compared with the first quarter of 1998. This increase was led by higher investment management revenue, up 15% over the prior-year period. Excluding the gain on the sale of the merchant card processing business in December 1998, fee revenue increased approximately 3%, or at an annualized rate of 13%, compared with the fourth quarter of 1998.

Net interest revenue, on a fully taxable equivalent basis, was $371 million in the first quarter of 1999, up $4 million compared with $367 million in the prior-year period and down $11 million from $382 million in the fourth quarter of 1998. The increase from the prior-year period was primarily due to a higher level of interest-earning assets. The decrease compared with the fourth quarter of 1998 primarily resulted from common stock repurchase costs, narrowing spreads, lower loan fees and two fewer days in the first quarter of 1999 compared with the fourth quarter of 1998.

Operating expense before trust-preferred securities expense and net revenue from acquired property for the first quarter of 1999 was $760 million, up $63 million from $697 million in the first quarter of 1998 and down $45 million from $805 million in the fourth quarter of 1998. The increase, compared with the prior-year period, primarily resulted from the impact of acquisitions and business growth. Excluding the effect of acquisitions, operating expense before trust-preferred securities expense and net revenue from acquired property increased less than 2% in the first quarter of 1999 compared with the first quarter of 1998. The decrease, compared with the fourth quarter of 1998, resulted primarily from lower consulting and equipment expenses.

Credit quality expense was $15 million in the first quarter of 1999, compared with $14 million in the first quarter of 1998 and $15 million in the fourth quarter of 1998. Net credit losses were $17 million in the first quarter of 1999, compared with $18 million in the first quarter of 1998 and $17 million in the fourth quarter of 1998.

Nonperforming assets totaled $161 million at March 31, 1999, compared with $140 million at December 31, 1998, and $191 million at March 31, 1998. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .53% at March 31, 1999, compared with .44% at December 31, 1998, and .63% at March 31, 1998.

SIGNIFICANT FINANCIAL EVENTS
-------------------------------------------------------------------------------

Completed and pending divestitures
Enhancement of common stock repurchase program

In January 1999, the Corporation announced its intentions to sell its credit card business, mortgage businesses and network services transaction processing unit as part of an initiative to sharpen its strategic focus on businesses with the highest return potential. These businesses employ approximately 2,300 staff and generated approximately $470 million of fee and net interest revenue in 1998. The combined impact of the divestitures when completed is expected to reduce the Corporation's balance sheet by approximately $3.5 billion, of which approximately $3 billion are loans and mortgage servicing rights. The Corporation will retain its jumbo mortgage loan business, which is conducted nationwide through The Boston Company. The divestitures will have a favorable impact on the Corporation's capital ratios as a result of the lower asset levels.

On March 31, 1999, the Corporation completed the sale of the credit card business to Citibank, a unit of Citigroup. In addition, on March 31, 1999, a definitive sale agreement was signed to sell the $14 billion commercial mortgage servicing business to GMAC Commercial Mortgage Corporation (GMACCM). The Corporation expects to complete the sales of the commercial mortgage servicing business in the second quarter of 1999 and the residential mortgage business and the network services transaction processing unit by the end of the third quarter of 1999. On May 11, 1999, a definitive sale agreement was signed to sell the network services transaction processing unit to U.S. Bancorp.

In the first quarter of 1999, the Corporation recorded an $83 million pre-tax net gain from the completed and pending divestitures. The after-tax impact from these transactions totaled $49 million, or $.19 per common share on a pre-split basis. The net gain resulted from a gain on the sale of the credit card business partially offset by a loss on the commercial mortgage servicing business and a write-down to reflect the estimated sale proceeds to be received for the residential mortgage business. For an analysis of the financial impact of these divestitures, see the "Completed/Pending Divestitures" disclosure in the "Business sectors" section on pages 8 through 11. Excluding gains or divestiture charges on the sales, the future impact of the sales on the Corporation's earnings and results of operations is not expected to be material.

Proceeds from the sales will be invested in the Corporation's remaining businesses, used for acquisitions or to repurchase common stock. In a related action, in January 1999, the Corporation's board of directors approved an enhancement to an existing common share repurchase authorization by increasing the number of shares authorized for repurchase to 10 million shares, on a pre-split basis, of the Corporation's common stock. In the first quarter of 1999, 2.7 million shares, on a pre-split basis, were repurchased. All such repurchases will be used for general corporate purposes.

Cumulative effect of a change in accounting principle

On January 1, 1999, the Corporation adopted the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-5 on reporting on the costs of start-up activities. This SOP requires that costs of start-up activities be expensed as incurred. Initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle.

Due to this change in accounting principle, the Corporation recognized a one-time after-tax charge of $26 million (pre-tax cost of $43 million), or $.10 per share on a pre-split basis, in the first quarter of 1999. The charge was related to underwriting fees paid by the Corporation during the successful initial public offering in the second quarter of 1998 of a $920 million Dreyfus closed-end mutual fund. In September 1998, the Financial Accounting Standards Board staff concluded that fees paid by advisors of closed-end funds should be expensed as incurred and that any fees capitalized prior to July 24, 1998, should be written off upon the adoption of SOP 98-5 and

-------------------------------------------------------------------------------

reported as a cumulative effect of a change in accounting principle. This accounting change will have no impact on a cash-flow basis in 1999 or future periods since the underwriting fees were paid in the first half of 1998.

Common dividend increased 11%

On April 20, 1999, the Corporation announced an 11% increase in its quarterly common dividend to $.40 per share on a pre-split basis. This cash dividend on the Corporation's common stock is payable May 17, 1999, to shareholders of record at the close of business on April 30, 1999. This is the ninth quarterly common dividend increase that the Corporation has announced since the beginning of 1993, resulting in a total common dividend per share increase of approximately 240%.

Two-for-one common stock split

On April 20, 1999, the Corporation announced a two-for-one split of the Corporation's common stock. The two-for-one stock split is being structured as a stock dividend of one additional share of common stock paid on each issued share of common stock. The additional shares resulting from the split will be distributed on May 17, 1999, to shareholders of record at the close of business on May 3, 1999.

TANGIBLE OPERATING RESULTS
-------------------------------------------------------------------------------

Except for the merger with Dreyfus in 1994, which was accounted for under the "pooling of interests" method, the Corporation has been required to account for business combinations under the "purchase" method of accounting. The purchase method results in the recording of goodwill and other identified intangibles that are amortized as noncash charges in future years into operating expense. The pooling of interests method does not result in the recording of goodwill or intangibles. Since goodwill and intangible amortization expense does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Operating results, excluding the impact of intangibles, are shown in the table below.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Quarter ended
                                                                                      ------------------------------------------
(dollar amounts in millions                                                           MARCH 31,         Dec. 31,       March 31,
 except per share amounts; ratios annualized)                                              1999   (a)       1998            1998
--------------------------------------------------------------------------------------------------------------------------------
Operating net income applicable to common stock                                         $   231          $   222         $   206
After-tax impact of amortization
  of intangibles from purchase acquisitions                                                  29               30              25
--------------------------------------------------------------------------------------------------------------------------------
    Tangible operating net income applicable to common stock                            $   260          $   252         $   231
        Increase over prior-year period                                                      13%              19%             14%
    Tangible operating earnings per common share - diluted -
      pre-split basis                                                                   $   .98          $   .94         $   .88
        Increase over prior-year period                                                      12%              16%             14%

Average common equity                                                                   $ 4,469          $ 4,391         $ 3,873
Less:  Average goodwill and other identified intangibles,
         net of tax benefit (b)                                                          (1,922)          (1,957)         (1,503)
Plus:  Average minority interest (c)                                                         61               53               -
--------------------------------------------------------------------------------------------------------------------------------
    Average tangible common equity (b)                                                  $ 2,608          $ 2,487        $  2,370
    Return on tangible common equity (b)                                                   40.4%            40.2%           39.5%

Average total assets                                                                    $50,677          $50,110         $46,229
Average total tangible assets (b)                                                       $48,755          $48,153         $44,726
Return on tangible assets (b)                                                              2.16%            2.07%           2.17%
--------------------------------------------------------------------------------------------------------------------------------


(a) Tangible operating results for the first quarter of 1999 exclude the $49 million after-tax net gain from divestitures and the $26 million after-tax charge for the cumulative effect of a change in accounting principle.

(b) Certain goodwill and other intangibles amortization is tax deductible. Beginning December 31, 1998, the amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of the tax-deductible portion. Prior-period amounts and ratios were restated.

(c) Following the fourth quarter 1998 acquisition of a majority interest in Newton, the Corporation began to include minority interest in the calculation of average tangible common equity. Minority interest at March 31, 1999, and December 31, 1998, totaled $62 million and $60 million, respectively.

BUSINESS SECTORS
----------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MARCH 31,
                                                      Consumer (a)                                        Business (b)
(dollar amounts in millions,            Fee Services                 Banking                 Fee Services              Banking
averages in billions)                 1999       1998            1999        1998          1999       1998         1999       1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue              $    6     $    8           $ 199       $ 187         $  34      $  39       $   96     $   89
  Fee revenue                          152        125              49          43           416        341           55         38
----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                   158        133             248         230           450        380          151        127
Credit quality expense (revenue)         -          -               2           4             -          -            3          4
Operating expense:
  Mortgage servicing and credit
    card amortization                    -          -               -           -             -          -            -          -
  Intangible amortization                3          2              19          16             8          4            6          6
  Trust-preferred securities             -          -               2           2             -          -            8          7
  Other                                 99         83             141         130           331        282           45         45
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expense         102         85             162         148           339        286           59         58
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative
  effect of accounting change           56         48              84          78           111         94           89         65
Income taxes                            22         19              33          30            44         38           32         24
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                     34         29              51          48            67         56           57         41
Cumulative effect of accounting
   change (c)                            -          -               -           -             -          -            -          -
----------------------------------------------------------------------------------------------------------------------------------
Net income                           $  34      $  29          $   51      $   48         $  67      $  56       $   57     $   41
----------------------------------------------------------------------------------------------------------------------------------
Tangible net income (d)              $  37      $  31          $   66      $   62         $  74      $  61       $   61     $   45
----------------------------------------------------------------------------------------------------------------------------------
Average assets                       $ 1.1      $ 0.9          $ 23.2      $ 20.3         $ 4.7      $ 3.7       $ 16.2     $ 15.5
Average common equity                $ 0.2      $ 0.2          $  1.1      $  1.0         $ 1.0      $ 0.8       $  1.5     $  1.4
Average Tier I preferred equity      $   -      $   -          $  0.1      $  0.1         $   -      $   -       $  0.4     $  0.4
Return on common
 shareholders' equity (e)              62%        57%             18%         19%           29%        30%          16%        12%
Return on assets (e)                    NM         NM           0.89%       0.97%            NM         NM        1.42%      1.08%
Pretax operating margin                35%        36%             34%         34%           25%        25%          59%        52%
Pretax operating margin
 excluding amortization of
 intangibles and trust-preferred
 securities expense                    38%        38%             42%         42%           27%        26%          68%        62%
Efficiency ratio excluding
  amortization of intangibles and
  trust-preferred securities expense   62%        62%             57%         57%           73%        74%          30%        35%
----------------------------------------------------------------------------------------------------------------------------------

(a) The annualized return on common shareholders' equity for the Total Consumer sector was 25% for both the quarter ended March 31, 1999 and March 31, 1998.

(b) The annualized return on common shareholders' equity for the Total Business sector was 21% and 19%, respectively, for the quarter ended March 31, 1999 and March 31, 1998.

(c) The cumulative effect of an accounting change has not been allocated to any of the Corporation's reportable sectors.

(d)  See page 7 for the definition of tangible operating results.

(e)  Annualized.

(f)  Includes an $83 million net gain from completed and pending divestitures.

(g)  Ratios exclude the impact of the net divestiture gain.

NM - Not meaningful.


Various lines of business that offer different products and services but share similar basic and economic characteristics have been combined into the four major business sectors shown in the table above. The Corporation's "core" business sectors are first identified by the nature of the service provided--fee-based services and banking services. These service groupings are further divided by type of customer--consumer and business. In addition, the effect of Completed/Pending Divestitures has been displayed separately, as discussed further on page 11. The table above and discussion that follows present the operating results of the Corporation's major business sectors, analyzed on an internal management reporting basis. Net interest revenue, fee revenue and income taxes are presented on a taxable equivalent basis. There is no intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 1998 Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory

                                                                                 Real Estate
                        Total                  Completed/Pending                 Workout/Other                   Consolidated
                     Core Sectors                 Divestitures                Corporate Activity                    Results
                  1999          1998           1999         1998                1999       1998              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
               $   335         $ 323          $  27        $  27               $   9      $  17           $   371          $   367
                   672           547            196 (f)      140                  14         16               882              703
------------------------------------------------------------------------------------------------------------------------------------
                 1,007           870            223          167                  23         33             1,253            1,070
                     5             8             10            7                   -         (1)               15               14


                     -             -             42           45                   -          -                42               45
                    36            28              1            2                   -          -                37               30
                    10             9              1            -                   9         11                20               20
                   616           540             64           63                   1         19               681              622
------------------------------------------------------------------------------------------------------------------------------------
                   662           577            108          110                  10         30               780              717
------------------------------------------------------------------------------------------------------------------------------------

                   340           285            105           50                  13          4               458              339
                   131           111             43           17                   4         (4)              178              124
------------------------------------------------------------------------------------------------------------------------------------

                   209           174             62           33                   9          8               280              215

                     -             -              -            -                   -          -               (26)               -
------------------------------------------------------------------------------------------------------------------------------------
               $   209         $ 174          $  62        $  33               $   9      $   8           $   254          $   215
------------------------------------------------------------------------------------------------------------------------------------
               $   238         $ 199          $  62        $  33               $   9      $   8           $   283          $   240
------------------------------------------------------------------------------------------------------------------------------------
               $  45.2         $40.4          $ 4.0        $ 4.3               $ 1.5      $ 1.5           $  50.7          $  46.2
               $   3.8         $ 3.4          $ 0.3        $ 0.2               $ 0.4      $ 0.3           $   4.5          $   3.9
               $   0.5         $ 0.5          $   -        $   -               $ 0.5      $ 0.6           $   1.0          $   1.1

                    22%           21%            NM           NM                  NM         NM                23%              22%
                  1.88%         1.76%            NM           NM                  NM         NM              2.03%            1.89%
                    34%           33%            NM           NM                  NM         NM                32%   (g)        32%



                    38%           37%            NM           NM                  NM         NM                37%   (g)        36%


                    61%           62%            NM           NM                  NM         NM                62%   (g)        62%
------------------------------------------------------------------------------------------------------------------------------------


guidelines as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Following the decision to sell the mortgage businesses, credit card business and network services transaction processing unit, the Corporation's core business sectors were restated to exclude these businesses. In addition, core business sectors were restated to exclude: the results of the merchant card processing business that was sold in December 1998; the results of a mutual fund administration service provided under a long-term contract that expires in May 2000; and fee revenue from the electronic filing of income tax returns, which was discontinued at the end of 1998. These businesses' results are now reported as "Completed/Pending Divestitures." Furthermore, the Real Estate Workout sector, which previously had been reported separately, was combined with Other Corporate Activity. The Real Estate Workout sector has diminished in significance as the level of nonperforming assets has decreased. Also, in the first quarter of 1999, the Corporation made some minor revisions to its revenue and expense allocation methodology. The prior-year period's results have been restated reflecting these actions.

Income before taxes for the Corporation's core sectors was $340 million in the first quarter of 1999, an increase of $55 million, or 19%, compared with the prior-year period. This increase resulted from a $137 million increase in revenue, partially offset by an $85 million increase in operating expense. The increase in revenue was due primarily to internal business growth and acquisitions. Operating expense increased due primarily to acquisitions.

-------------------------------------------------------------------------------

Annualized return on common shareholders' equity for the core sectors was 22% in the first quarter 1999, compared with 21% in the first quarter of 1998. Annualized return on average assets was 1.88% in the first quarter of 1999, compared with 1.76% in the first quarter of 1998.

Consumer Fee Services

Consumer Fee Services includes private asset management services, retail mutual funds and brokerage services. Income before taxes for the Consumer Fee Services sector was $56 million in the first quarter of 1999, up $8 million, or 17%, from the prior-year period. Revenue increased $25 million, or 19%, due to higher private asset management fees, the Founders acquisition and higher brokerage fees. Operating expense increased $17 million in support of business growth and the Founders acquisition. This sector provided very strong returns, as the annualized return on common shareholders' equity was 62% in the first quarter of 1999 compared with 57% in the first quarter of 1998.

Consumer Banking

Consumer Banking includes consumer lending and deposit products, business banking and jumbo residential mortgage lending. Income before taxes for this sector totaled $84 million in the first quarter of 1999, compared with $78 million in the first quarter of 1998, an increase of $6 million, or 7%. Revenue increased $18 million, or 8%, due primarily to the Mellon United National Bank and Mellon 1st Business Bank acquisitions in February 1998. Also contributing to the revenue increase was growth in the business banking and private banking groups. Operating expense increased $14 million due primarily to the acquisitions. The annualized return on common shareholders' equity for this sector was 18% in the first quarter of 1999, compared with 19% in the first quarter of 1998.

Business Fee Services

Business Fee Services includes institutional asset and institutional mutual fund management, institutional trust and custody, securities lending, foreign exchange, cash management, stock transfer, benefits consulting and administrative services, and services for defined contribution plans. Income before taxes for this sector was $111 million in the first quarter of 1999, an increase of $17 million, or 18%, compared with the first quarter of 1998. Revenue increased $70 million, or 18%, primarily due to higher institutional asset management and mutual fund fees due, in part, to the Newton and Founders acquisitions. Also contributing to the revenue increase was higher foreign exchange fees, increased benefits consulting fees and higher cash management revenue. Operating expense increased $53 million due to the Newton and Founders acquisitions and in support of business growth. This sector provided excellent returns as the annualized return on common shareholders' equity for this sector was 29% in the first quarter of 1999, compared with 30% in the first quarter of 1998.

Business Banking

Business Banking includes large corporate and middle market lending, asset-based lending, lease financing, commercial real estate lending, insurance premium financing, securities underwriting and trading, and international banking. Income before taxes for the Business Banking sector was $89 million for the first quarter of 1999, an increase of $24 million, or 36%, from the first quarter of 1998. This improvement resulted from higher revenue from equity investments and loan growth. The annualized return on common shareholders' equity for this sector was 16% in the first quarter of 1999, compared with 12% in the first quarter of 1998.

-------------------------------------------------------------------------------

Completed/Pending Divestitures

Completed/Pending Divestitures includes residential mortgage loan origination and servicing that had previously been reported in Consumer Fee Services; credit card and a portion of merchant card processing that had previously been reported in Consumer Banking and in addition, 1998 results include the fee revenue from the electronic filing of income tax returns service, which was discontinued at the end of 1998 and had been previously reported in Consumer Banking; and commercial mortgage loan origination and servicing, network services transaction processing, and a portion of merchant card processing that had previously been reported in Business Fee Services. In addition, Completed/Pending Divestitures includes the results of a mutual fund administration service provided under a long-term contract with a third party that expires in May 2000, that had previously been reported in Business Fee Services. Income before taxes was $105 million in the first quarter of 1999 and $50 million in the first quarter of 1998. The first quarter of 1999 primarily consists of the net gain from completed and pending divestitures, as further discussed in "Significant financial events" on page 5, and the results of the mutual fund administration service while the first quarter of 1998 primarily consists of the results of the mutual fund administration service and the fee revenue from the electronic filing of income tax returns.

Real Estate Workout/Other Corporate Activity

Real Estate Workout/Other Corporate Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the lines of business. The Real Estate Workout/Other Corporate Activity sector's pretax income for the first quarter of 1999 was $13 million, compared with $4 million in the first quarter of 1998. Revenue primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors and gains from the sale of assets. Operating expense includes trust-preferred securities expense and various nonrecurring charges for items not attributable to the operations of a business sector. Average assets primarily include assets of certain support areas not allocated to the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors.

FEE REVENUE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Quarter ended
                                                                                      --------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(dollar amounts in millions)                                                               1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Trust and investment fee revenue:
   Investment management fee revenue                                                       $278             $257              $202
   Administration and custody fee revenue                                                   139              137               132
   Benefits consulting                                                                       56               59                52
   Brokerage fees                                                                            15               12                10
----------------------------------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                                               488              465               396
Cash management and deposit transaction charges                                              66               70                61
Mortgage servicing fees                                                                      52               48                55
Foreign currency and securities trading revenue                                              43               47                41
Credit card fees                                                                             18               22                24
Information services fees                                                                    13               12                11
Gain on sale of merchant card processing business                                             -               35                 -
Other                                                                                       109              100               110
----------------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                                                                   $789             $799              $698
----------------------------------------------------------------------------------------------------------------------------------

Fee revenue as a percentage of net interest and fee revenue (FTE)                           68%              68%               66%
Trust and investment fee revenue as a percentage
  of net interest and fee revenue (FTE)                                                     42%              39%               37%
----------------------------------------------------------------------------------------------------------------------------------


Fee revenue increased $91 million, or 13%, in the first quarter of 1999, compared with the first quarter of 1998. Excluding the fee revenue resulting from the Founders and Newton acquisitions and fees from the electronic filing of income tax returns in the first quarter of 1998, fee revenue increased 11% compared with the prior-year period. This increase was attributable to higher trust and investment fees. The electronic filing of income tax returns service was discontinued at the end of 1998.

Total trust and investment fee revenue

The $92 million, or 23%, increase in trust and investment fee revenue in the first quarter of 1999, compared with the prior-year period, reflects a $76 million increase in investment management revenue, a $7 million increase in administration and custody revenue, a $4 million increase in benefits consulting and a $5 million increase in brokerage fees. These increases resulted from net new business, higher transaction volumes and an increase in the market value of assets under management, as well as revenue resulting from the Founders and Newton acquisitions. Excluding the revenue from these acquisitions, trust and investment fees increased 12% compared with the first quarter of 1998. On a pro forma basis, including the trust and investment fees generated by the Corporation's joint ventures, trust and investment fees increased 15% compared with the first quarter of 1998.

-------------------------------------------------------------------------------

Investment management fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Quarter ended
                                                                                      --------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees (a):
   Equity funds                                                                           $  61            $  54             $  33
   Taxable money market funds:
     Institutional                                                                           25               23                18
     Individuals                                                                              9               11                 8
   Tax-exempt bond funds                                                                     23               24                24
   Fixed-income funds                                                                        12               12                 7
   Tax-exempt money market funds                                                              8                8                 7
   Nonproprietary                                                                             6                4                 3
----------------------------------------------------------------------------------------------------------------------------------
         Total managed mutual fund fees                                                     144              136               100
Private asset                                                                                71               63                52
Institutional asset                                                                          63               58                50
----------------------------------------------------------------------------------------------------------------------------------
         Total investment management fee revenue                                           $278             $257              $202
----------------------------------------------------------------------------------------------------------------------------------

(a) Net of quarterly mutual fund fees waived and fund expense reimbursements of $8 million, $9 million and $11 million at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.


The $76 million increase in investment management revenue in the first quarter of 1999, compared with the prior-year period, resulted from a $44 million, or 44%, increase in mutual fund management revenue, a $19 million, or 36%, increase in private asset management revenue and a $13 million, or 23%, increase in institutional asset management revenue. These increases primarily resulted from acquisitions, net new business and an increase in the market value of assets under management. Excluding the revenue from acquisitions, investment management revenue increased 15% in the first quarter of 1999 compared with the prior-year period.

Mutual fund management fees are based upon the average net assets of each fund. Average net assets of proprietary funds managed at Dreyfus/Founders/Newton in the first quarter of 1999 were $125 billion, up $28 billion from $97 billion in the first quarter of 1998 and up $7 billion from $118 billion in the fourth quarter of 1998. The increase from the first quarter of 1998 primarily resulted from increases in average net assets of equity funds, institutional taxable money market funds and fixed-income funds, due in part to the Founders and Newton acquisitions. The combined impact on average net assets of proprietary funds managed during the first quarter of 1999 from the Founders and Newton acquisitions was approximately $12 billion. Substantially all of the assets managed in these funds are equities. Proprietary equity funds averaged $42 billion in the first quarter of 1999, compared with $23 billion in the first quarter of 1998 and $37 billion in the fourth quarter of 1998.

As shown in the table on the following page, the market value of trust assets under management was $406 billion at March 31, 1999, a $17 billion increase from $389 billion at December 31, 1998. This increase resulted from net new business and a general market increase. At March 31, 1999, compared to December 31, 1998, the S&P 500 Index increased 4.7% while the Lehman Brothers Long-Term Government Bond Index decreased 4.3%.

-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT - DREYFUS (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,       Dec. 31,      Sept. 30,        June 30,      March 31,
(in billions)                                                    1999           1998           1998            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Mutual fund assets managed:
    Equity funds                                                $  43          $  40          $  30           $  34          $  26
    Taxable money market funds:
        Institutional                                              40             40             38              35             34
        Individuals                                                 9              9              9               8              9
    Tax-exempt bond funds                                          16             16             17              16             16
    Fixed-income funds                                              8              7              7               7              5
    Tax-exempt money market funds                                   8              8              8               8              8
    Nonproprietary                                                 23             21             16              17             15
----------------------------------------------------------------------------------------------------------------------------------
          Total mutual fund assets managed                        147            141            125             125            113
Private asset                                                      50             47             37              41             40
Institutional asset (b)                                           209            201            172             184            175
----------------------------------------------------------------------------------------------------------------------------------
          Total market value of assets
            under management                                     $406           $389           $334            $350           $328
----------------------------------------------------------------------------------------------------------------------------------

(a) "Dreyfus," as defined for purposes of this table, consists of five business units: Dreyfus Funds, the retail mutual funds area of the Corporation which includes The Dreyfus Corporation, Founders Asset Management, LLC and Newton Management Limited; Dreyfus Brokerage, which includes Dreyfus Investment Services Corporation and Dreyfus Brokerage Services; Dreyfus Retirement Services, the defined contribution business of the Corporation; Dreyfus Institutional Investors, the investment management business of the Corporation which includes The Boston Company Asset Management, Mellon Capital Management, Mellon Equity Associates, Mellon Bond Associates, Certus Asset Advisors, Franklin Portfolio Associates, Pareto Partners, Prime Advisors, Inc. and Newton Management Limited; and Mellon Private Asset Management(TM), the high net worth personal trust and custody business of the Corporation.

(b) Includes assets managed at Pareto Partners of $28 billion at March 31, 1999; $24 billion at December 31, 1998; $24 billion at September 30, 1998; $25 billion at June 30, 1998; and $24 billion at March 31, 1998. The Corporation has a 30% equity interest in Pareto Partners.

At March 31, 1999, the combined market values of $23 billion of nonproprietary mutual funds and $209 billion of institutional assets managed, by asset type, were as follows: equities, $95 billion; balanced, $40 billion; fixed income, $39 billion; money market, $30 billion; and $28 billion at Pareto Partners, primarily in currency overlay and global fixed-income products, for a total of $232 billion.

Administration and custody fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Quarter ended
                                                                                      --------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Administration and custody:
   Institutional trust                                                                     $100             $100             $  95
   Mutual fund                                                                               34               32                33
   Private asset                                                                              5                5                 4
----------------------------------------------------------------------------------------------------------------------------------
     Total administration and custody fee revenue                                          $139             $137              $132
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

As shown in the table on the prior page, administration and custody fee revenue increased $7 million in the first quarter of 1999 compared with the first quarter of 1998. This increase resulted from net new business and higher transaction volumes. However, this increase was impacted by accounting for the results of the Russell/Mellon Analytical Services Inc. joint venture (Russell/Mellon), in the first quarter of 1999, under the equity method of accounting. The equity method of accounting requires that the results of joint ventures be reported on a net basis rather than reporting the gross revenues and expenses separately. The table below shows the pro forma administration and custody fee revenue including the revenue generated by the Russell/Mellon and CIBC Mellon Global Securities Services joint ventures. On a pro forma basis, administration and custody fee revenue increased $24 million, or 17%, compared to the first quarter of 1998 and $19 million, or 13%, compared to the fourth quarter of 1998.

----------------------------------------------------------------------------------------------------------------------------------
PRO FORMA ADMINISTRATION AND CUSTODY FEE REVENUE                                                      Quarter ended
                                                                                   -----------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Total administration and custody fee revenue - as reported                                 $139             $137              $132
Pro forma adjustment to reflect joint venture revenue                                        27               10                10
----------------------------------------------------------------------------------------------------------------------------------
Pro forma administration and custody fee revenue                                           $166             $147              $142
----------------------------------------------------------------------------------------------------------------------------------


Mutual fund administration and custody fees are expected to be adversely impacted beginning in the second quarter of 2000 as a long-term contract with a third party expires in May of 2000. Fees from this contract totaled approximately $20 million in the first quarter of 1999.

The market value of assets under administration/custody, shown in the table below, was $1,928 billion at March 31, 1999, an increase of $25 billion compared with $1,903 billion at December 31, 1998. This increase resulted from net new business and a general market increase.

----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,         March 31,
(in billions)                                           1999             1998              1998             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust (a)                               $1,826           $1,803            $1,556            1,701            $1,564
Mutual fund                                               69               62                52               54                67
Private asset                                             33               38                34               36                35
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $1,928           $1,903            $1,642           $1,791            $1,666
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $218 billion of assets at March 31, 1999; $244 billion of assets at December 31, 1998; $265 billion of assets at September 30, 1998; $316 billion at June 30, 1998; and $317 billion at March 31, 1998, administered by CIBC Mellon Global Securities Services, a joint venture.

Benefits consulting and brokerage fees

Benefits consulting fees increased $4 million in the first quarter of 1999, compared with the prior-year period, primarily resulting from net new business and increased project activity with existing clients. The $5 million increase in brokerage fees primarily resulted from higher trading volumes. Dreyfus Brokerage Services, Inc. averaged approximately 9,600 trades per day in the first quarter of 1999, compared with approximately 8,300 trades per day in the fourth quarter of 1998 and approximately 5,600 trades per day in the first quarter of 1998.

-------------------------------------------------------------------------------

Cash management and deposit transaction charges

The $5 million, or 9%, increase in cash management and deposit transaction charges in the first quarter of 1999, compared with the prior-year period, primarily resulted from higher volumes.

Mortgage servicing fees

Mortgage servicing fees decreased $3 million, or 6%, in the first quarter of 1999, compared with the first quarter of 1998. This decrease primarily resulted from a lower principal balance of mortgages serviced. A definitive sale agreement with GMACCM was signed on March 31, 1999, in regard to the sale of the commercial mortgage servicing business. The Corporation expects to complete the sale of the commercial mortgage servicing business in the second quarter of 1999 and the sale of the residential mortgage business by the end of the third quarter of 1999.

Foreign currency and securities trading revenue

The $2 million, or 3%, increase in foreign currency and securities trading revenue in the first quarter of 1999, compared with the first quarter of 1998, was primarily related to growth in the number of foreign exchange customers and related volumes, partially offset by lower securities trading gains. The $4 million, or 9% decrease, compared with the fourth quarter of 1998, resulted from lower foreign exchange customer volumes, relative to the record levels of the prior period, reduced market volatility and lower securities trading gains. The January 1, 1999, introduction of the euro was a factor contributing to lower foreign exchange volumes.

Credit card fees

Credit card fees were $18 million in the first quarter of 1999, a decrease of $6 million compared with $24 million in the first quarter of 1998. The decrease primarily resulted from the December 1998 sale of the merchant card processing business. This business generated approximately $7 million of fee and net interest revenue in the first quarter of 1998. On March 31, 1999, the Corporation sold its credit card business to Citibank, a unit of Citigroup.

Information services fees

Information services fees totaled $13 million in the first quarter of 1999, an increase of $2 million, or 16%, compared with the first quarter of 1998. As discussed previously, the Corporation has entered into several joint ventures, the most significant being ChaseMellon Shareholder Services and CIBC Mellon Trust Company, which are stock transfer and shareholder services joint ventures. The Corporation's joint ventures generated approximately $70 million of gross fee revenue in the first quarter of 1999, compared with approximately $52 million in both the fourth and first quarters of 1998. The Corporation accounts for its interest in joint ventures under the equity method of accounting with the net results primarily recorded as information services fee revenue as well as trust and investment revenue.

Other fee revenue

Other fee revenue was $109 million in the first quarter of 1999, a decrease of $1 million compared with the first quarter of 1998. This decrease primarily resulted from the elimination of fees from the electronic filing of income tax returns due to the expiration of a contract with a major income tax return preparer at the end of 1998. The Corporation recorded $22 million of fee revenue from this service in the first quarter of 1998. This decrease was primarily offset by higher revenue from equity investments, as well as other factors, none of which were individually significant.

-------------------------------------------------------------------------------

Completed and pending sale of credit card, mortgage and network services businesses

Completed and pending divestitures are discussed further in the "Significant financial events" section on page 5. These units generated approximately $350 million of fee revenue in 1998, which is included in mortgage servicing fees, credit card fees, information services fees and other fee revenue discussed above. For an analysis of the financial impact of these divestitures, see the "Completed/Pending Divestitures" disclosure in the "Business sectors" section on pages 8 through 11.

First quarter 1999 compared with fourth quarter 1998

Excluding the $35 million gain on the sale of the merchant card processing business in December 1998, fee revenue increased $25 million, or 3%, or at an annualized rate of 13%, compared with the fourth quarter of 1998. This increase resulted from growth in trust and investment fee revenue and other revenue. Compared with the fourth quarter of 1998, trust and investment fee revenue increased 5%, or at an annualized rate of 19%.


NET INTEREST REVENUE
-------------------------------------------------------------------------------

Net interest revenue on a fully taxable equivalent basis for the first quarter of 1999 totaled $371 million, compared with $367 million in the first quarter of 1998 and $382 million in the fourth quarter of 1998. The net interest margin was 3.78% in the first quarter of 1999, compared with 4.06% in the first quarter of 1998 and 3.86% in the fourth quarter of 1998. The $4 million increase in net interest revenue on a fully taxable equivalent basis in the first quarter of 1999, compared with the first quarter of 1998, was primarily due to a higher level of interest-earning assets partially offset by acquisition funding costs, funding costs related to the repurchase of common stock and narrowing spreads.

The Corporation sold its credit card business on March 31, 1999, and intends to sell its residential mortgage servicing business by the end of the third quarter of 1999, as discussed further in the "Significant financial events" section on page 5. Credit card loans sold in the first quarter of 1999 totaled approximately $800 million at year-end 1998, while the residential mortgage warehouse portfolio that will be sold as part of the sale of the residential mortgage servicing business totaled approximately $1.1 billion at March 31, 1999.

First quarter 1999 compared with fourth quarter 1998

The $11 million decrease in net interest revenue on a fully taxable equivalent basis in the first quarter of 1999, compared with the fourth quarter of 1998, primarily resulted from the common stock repurchase costs, narrowing spreads, lower loan fees and the impact of two fewer days in the first quarter of 1999.

NET INTEREST REVENUE (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Quarter ended
                                                                                                            -----------------------
                                                                                                                  MARCH 31, 1999
                                                                                                             AVERAGE        AVERAGE
(dollar amounts in millions)                                                                                 BALANCE   YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                                                   $     776          4.85%
                    Federal funds sold and securities under resale agreements                                    465          4.84
                    Other money market investments                                                                45          4.63
                    Trading account securities                                                                   291          5.25
                    Securities:
                      U.S. Treasury and agency securities (a)                                                  6,505          6.52
                      Obligations of states and political subdivisions (a)                                       112          6.94
                      Other (a)                                                                                   97          7.11
                    Loans, net of unearned discount (a)                                                       31,465          7.50
                                                                                                            --------
                         Total interest-earning assets                                                        39,756          7.24
                  Cash and due from banks                                                                      3,148
                  Premises and equipment                                                                         574
                  Customers' acceptance liability                                                                114
                  Net acquired property                                                                           36
                  Other assets (a)                                                                             7,488
                  Reserve for credit losses                                                                     (498)
                  -----------------------------------------------------------------------------------------------------------------
                         Total assets                                                                        $50,618
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                                               $     367          1.57%
shareholders'         Money market and other savings accounts                                                 12,002          2.75
equity                Retail savings certificates                                                              6,923          4.63
                      Other time deposits                                                                      1,864          5.17
                    Deposits in foreign offices                                                                3,268          4.38
                                                                                                            --------
                         Total interest-bearing deposits                                                      24,424          3.67
                    Federal funds purchased and securities under
                     repurchase agreements                                                                     2,901          4.67
                    U.S. Treasury tax and loan demand notes                                                      571          4.60
                    Short-term bank notes                                                                        531          5.07
                    Term federal funds purchased                                                                 479          5.04
                    Commercial paper                                                                             133          5.25
                    Other funds borrowed                                                                         435          8.26
                    Notes and debentures (with original maturities over one year)                              3,351          6.67
                                                                                                            --------
                         Total interest-bearing liabilities                                                   32,825          4.19
                  Total noninterest-bearing deposits                                                           9,663
                  Acceptances outstanding                                                                        114
                  Other liabilities (a)                                                                        2,594
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities                                                                    45,196
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures                                           991
                  -----------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                                                     4,431
                  -----------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                                              $50,618
-----------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                                                      7.24%
                  Cost of funds supporting interest-earning assets                                                            3.46
                  -----------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                                                  3.78%
                    Without taxable equivalent increments                                                                     3.76
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

                  Note:  Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating
                         35%, using


-----------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter ended
-----------------------------------------------------------------------------------------------------------------------------------

         Dec. 31, 1998                      Sept. 30, 1998                     June 30, 1998                     March 31, 1998
  Average    Average                  Average      Average               Average      Average               Average      Average
  balance  yields/rates               balance  yields/rates              balance  yields/rates              balance  yields/rates
-----------------------------------------------------------------------------------------------------------------------------------

$     797          5.27%            $     575         5.27%             $    569         4.93%             $    655          5.24%
      663          4.97                   665         7.06                   853         5.52                   967          5.58
       65          4.73                   111         5.17                   175         5.12                    90          6.46
      258          6.31                   266         6.64                   239         5.60                   242          6.35

    5,878          6.44                 5,543         6.61                 5,385         6.72                 5,071          6.98
       86          6.88                    53         7.26                    45         6.67                    35          8.71
      101          6.70                   106         6.99                   126         6.93                   148          6.92
   31,503          7.75                30,421         8.05                30,281         8.05                29,367          7.99
  -------                            --------                            -------                           --------
   39,351          7.44                37,740         7.76                37,673         7.72                36,575          7.72
    3,165                               3,115                              3,281                              3,220
      573                                 562                                562                                562
      160                                 106                                 92                                123
       39                                  60                                 68                                 49
    7,244                               6,794                              6,721                              6,120
     (501)                               (501)                              (499)                              (492)
----------------------------------------------------------------------------------------------------------------------------------
  $50,031                             $47,876                            $47,898                            $46,157
----------------------------------------------------------------------------------------------------------------------------------


$     365          1.13%             $    354         2.18%             $    347         2.14%             $    309          2.43%
   11,646          2.84                11,073         2.96                11,069         2.91                10,801          2.91
    7,374          4.78                 7,699         4.99                 7,680         5.01                 7,596          5.04
    2,558          5.48                 2,071         5.64                 2,092         5.55                 1,702          5.59
    2,898          4.71                 2,847         5.18                 2,740         4.86                 2,550          4.98
 --------                           ---------                           --------                          ---------
   24,841          3.88                24,044         4.09                23,928         4.03                22,958          4.04

    2,423          4.84                 2,373         5.94                 2,257         5.38                 1,765          5.44
      679          4.65                   630         5.37                   684         5.32                   418          5.35
      296          5.45                   275         5.69                   296         5.68                   313          5.76
      258          5.48                   271         5.74                   388         5.63                   546          5.80
      336          5.21                   164         5.57                   237         5.55                   200          5.60
      409          9.14                   344         9.18                   352         9.16                   351          8.83
    3,164          6.70                 3,003         6.81                 3,003         6.88                 2,797          7.01
 --------                           ---------                           --------                          ---------
   32,406          4.35                31,104         4.62                31,145         4.53                29,348          4.54
    9,651                               9,355                              9,620                              9,767
      160                                 106                                 92                                123
    2,484                               2,095                              1,968                              2,001
----------------------------------------------------------------------------------------------------------------------------------
   44,701                              42,660                             42,825                             41,239

      991                                 991                                991                                991
----------------------------------------------------------------------------------------------------------------------------------
    4,339                               4,225                              4,082                              3,927
----------------------------------------------------------------------------------------------------------------------------------

  $50,031                             $47,876                            $47,898                            $46,157

                   7.44%                              7.76%                              7.72%                               7.72%
                   3.58                               3.81                               3.75                                3.66
----------------------------------------------------------------------------------------------------------------------------------

                   3.86%                              3.95%                              3.97%                               4.06%
                   3.84                               3.93                               3.95                                4.04
----------------------------------------------------------------------------------------------------------------------------------

dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

OPERATING EXPENSE
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Quarter ended
                                                                                      -------------------------------------------
                                                                                      MARCH 31,         Dec. 31,       March 31,
(dollar amounts in millions)                                                               1999             1998            1998
---------------------------------------------------------------------------------------------------------------------------------
Staff expense                                                                              $391             $386            $357
Professional, legal and other purchased services                                             71               97              61
Net occupancy expense                                                                        61               63              56
Amortization of mortgage servicing assets and
 purchased credit card relationships                                                         42               47              45
Equipment expense                                                                            41               59              39
Amortization of goodwill and other intangible assets                                         37               37              30
Business development                                                                         33               38              36
Communications expense                                                                       29               28              26
Other expense                                                                                55               50              47
---------------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-preferred securities
       expense and net revenue from acquired property                                       760              805             697
Trust-preferred securities expense                                                           20               20              20
Net revenue from acquired property                                                            -                -              (1)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                                               $780             $825            $716
---------------------------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff                                                       29,100           28,500          27,900
---------------------------------------------------------------------------------------------------------------------------------

Efficiency ratio (a)                                                                         65%              68%             65%
Efficiency ratio excluding amortization of goodwill
 and other intangible assets                                                                 62%              65%             62%
---------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense and net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding the net gain from divestitures and the sale of securities.

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $63 million, or 9%, in the first quarter of 1999 compared with the prior-year period, primarily resulting from acquisitions and business growth. Excluding the effect of acquisitions, operating expense before trust-preferred securities expense and net revenue from acquired property increased less than 2% compared with the first quarter of 1998.

The sale of the Corporation's credit card business, mortgage businesses and network services transaction processing unit will impact all expense categories, particularly staff expense and amortization of mortgage servicing assets and purchased credit card relationships.

First quarter 1999 compared with fourth quarter 1998

Operating expense before trust-preferred securities expense and net revenue from acquired property decreased $45 million in the first quarter of 1999, compared with the fourth quarter of 1998. This decrease primarily resulted from lower consulting and equipment expenses. The decrease in consulting and equipment expenses primarily related to fourth quarter 1998 expenditures for strategic business and reengineering initiatives and the upgrade of computer hardware.

Year 2000 Project

In early 1996, the Corporation formed a year 2000 project team to identify information technology and non-information technology systems that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's year 2000 project plan includes inventory, assessment,

-------------------------------------------------------------------------------

remediation, system testing, enterprise testing, contingency planning and internal certification. The Corporation's business areas are in various stages of this project plan. Within the classifications of information technology systems and non-information technology systems, the Corporation has prioritized its systems. The two highest categories are systems that are mission critical and those that are of high business value and priority (although not mission critical).

Information technology systems:

   The Corporation has completed approximately 99% of the remediation and system testing for internal mission critical information technology systems. In late 1998, the Corporation began significant enterprise testing (e.g., testing with customers, integration testing between systems and testing with third-party vendors) of mission critical information technology systems, which testing is expected to be essentially completed by June 30, 1999. The Corporation currently expects to have substantially completed remediation and testing, by June 30, 1999, of information technology systems that the Corporation has determined are of high business value and priority.

Non-information technology systems:

   The Corporation currently expects to have completed, by June 30, 1999, planned testing of, and mitigation of identified problems involving, non-information technology systems that the Corporation has determined are mission critical or of high business value and priority. Currently, more than 90% of the mission critical and high business value non-information technology systems are year 2000 compliant based upon testing of such systems or information supplied by manufacturers.

The Corporation incurred expenses throughout 1996, 1997 and 1998 related to this project and will continue to incur expenses throughout 1999. The Corporation currently estimates that the costs related to inventory, assessment, remediation, system testing, enterprise testing, contingency planning and internal certification will be approximately $95 million. Approximately 15% of these costs were incurred in 1996 and 1997, approximately 50% were incurred in 1998 and approximately 35% are expected to be incurred in 1999. Expenditures in 1999 will relate primarily to enterprise testing, contingency planning and internal certification. A significant portion of total year 2000 project expenses is represented by existing staff that has been redeployed to this project. The Corporation does not believe the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the year 2000 project are not expected to materially impact operating results in any one period.

The impact of year 2000 issues on the Corporation will depend not only on corrective actions the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has identified and has an on-going process of contacting mission critical third-party vendors and other significant third parties to determine their year 2000 plans and target dates. As part of such process, the Corporation has replaced certain third-party software vendors where the Corporation had significant doubts regarding the year 2000 compliance of their products. Risks associated with third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their year 2000 issues on as timely a basis as U.S. businesses. The Corporation is monitoring its non-U.S. subcustodians and is developing contingency plans with respect to non-U.S. subcustodians where necessary. Notwithstanding the Corporation's efforts, there can be no assurance that mission critical third-party vendors or other significant third parties will adequately address their year 2000 issues.

-------------------------------------------------------------------------------

The Corporation is developing contingency plans to address risks associated with year 2000 issues. These activities include remediation contingency plans, year 2000 business resumption contingency plans and event management plans. Remediation contingency plans address the actions that may be taken if the current approach to remediating a mission critical technology system is falling behind schedule or may not be completed when required. Such plans principally involve internal remediation or identifying alternate vendors. The Corporation has essentially completed the implementation of its remediation contingency plans. Year 2000 business resumption contingency plans address year 2000 problems that occur, notwithstanding the remediation efforts of the Corporation and third parties. As part of its year 2000 business resumption contingency planning, the Corporation is enhancing its existing business resumption plans to reflect year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any mission critical year 2000 problems that become evident. In this regard, all existing business resumption plans involving mission critical processes have been reviewed, and options for addressing potential year 2000 problems have been identified. The Corporation expects to continue reviewing, enhancing and validating such plans through mid-1999. Event planning is intended to address year 2000 risks by actively monitoring operations during the period of time around the end of 1999 with a view to identifying any year 2000 problems that occur and taking action to manage and resolve such problems. These actions may include implementing previously developed business resumption contingency plans. Event planning is in progress and will continue throughout 1999 and the first quarter of 2000. There can be no assurance that any contingency plans will fully mitigate any year 2000 failures, problems or disruptions. Furthermore, there may be certain mission critical third parties, such as utilities, communication companies, transportation companies or governmental entities, where alternative arrangements or sources are unavailable or severely limited.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, there may be increases in the Corporation's problem loans and credit losses in future years. In addition, the Corporation may be subject to increased risks as a fiduciary to the extent that issuers of assets it manages or administers fail to adequately address year 2000 issues and to increased liquidity risks to the extent of deposit withdrawals or to the extent its lenders are unable due to year 2000 problems to provide the Corporation with funds. It is not possible, however, to quantify the potential impact of any such risks or losses at this time.

Until the year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problems related to year 2000. The year 2000 technology challenge is an unprecedented event. If year 2000 issues are not addressed adequately by the Corporation and third parties, the Corporation could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Corporation's business, results of operations and financial position could be materially adversely affected.

The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs, the dates by which the Corporation expects to complete remediation and testing of systems, mitigation of identified systems problems and contingency planning, and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third-party vendors and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to identify and convert all relevant systems; results of year 2000 testing; adequate resolution of year 2000 issues by governmental agencies, businesses or other third parties that are service providers, suppliers, borrowers or customers of the Corporation; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing year 2000 discussion

-------------------------------------------------------------------------------

speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The foregoing year 2000 discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.


INCOME TAXES
-------------------------------------------------------------------------------

The provision for income taxes totaled $166 million in the first quarter of 1999, compared with $117 million in the first quarter of 1998. The Corporation's effective tax rate, excluding the effect of a change in accounting principle, for the first quarter of 1999 was 37.3% compared with 35.3% for the first quarter of 1998. Excluding the effect of divestitures, the effective tax rate was 36.5% for the first quarter of 1999. It is currently anticipated that the effective tax rate, excluding the effect of divestitures, will be approximately 36.5% for the remainder of 1999.


ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter ended
                                                                                   ---------------------------------------------
                                                                                   MARCH 31,          Dec. 31,         March 31,
(average balances in millions)                                                          1999              1998              1998
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                            $  1,286          $  1,525          $  1,712
Trading account securities                                                               291               258               242
Securities                                                                             6,767             6,141             5,301
Loans                                                                                 31,467            31,503            29,389
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                  39,811            39,427            36,644
Noninterest-earning assets                                                            11,364            11,184            10,077
Reserve for credit losses                                                               (498)             (501)             (492)
---------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $50,677           $50,110           $46,229
----------------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                           $39,774           $39,540           $37,299
Wholesale and purchased funds                                                         10,903            10,570             8,930
--------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                 $50,677           $50,110           $46,229
--------------------------------------------------------------------------------------------------------------------------------

The $3.2 billion increase in the Corporation's average interest-earning assets in the first quarter of 1999, compared with the first quarter of 1998, reflects a $2.1 billion increase in average loans and a $1.5 billion increase in average securities. Excluding the effect of acquisitions, average loans in the first quarter of 1999 grew by approximately $1.5 billion, compared with the prior-year period, primarily in wholesale lending and business banking. The increase in average loans and securities was partially offset by a lower average level of money market investments in the first quarter of 1999 compared with the first quarter of 1998.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average

-------------------------------------------------------------------------------

core assets increased $3.4 billion in the first quarter of 1999 from the prior-year period, reflecting higher levels of loans and noninterest-earning assets. The increase in noninterest-earning assets includes a higher level of goodwill resulting from acquisitions. Average core funds increased $2.5 billion in the first quarter of 1999 from the prior-year period, primarily reflecting higher levels of deposits, shareholders' equity, and notes and debentures. Core funds averaged 94% of core assets in the first quarter of 1999, compared with 94% in the fourth quarter of 1998 and 96% in the first quarter of 1998.

Wholesale and purchased funds are defined as deposits in foreign offices, federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, short-term bank notes, other time deposits, commercial paper and other funds borrowed. Average wholesale and purchased funds increased $2.0 billion compared with the prior-year period, primarily reflecting an increase in federal funds purchased and securities under repurchase agreements, and foreign office deposits. As a percentage of total average assets, average wholesale and purchased funds were 22% in the first quarter of 1999, compared with 21% in the fourth quarter of 1998 and 19% in the first quarter of 1998.


COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------

The loan portfolio increased $211 million at March 31, 1999, compared with March 31, 1998, reflecting increases in business banking, commercial real estate loans, middle market lending and automobile installment loans. These increases were partially offset by the sale of the credit card business in March 1999 and a decrease in corporate banking. At March 31, 1999, the composition of the loan portfolio was 60% commercial and 40% consumer.


--------------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF LOAN PORTFOLIO                       MARCH 31,        Dec. 31,         Sept. 30,       June 30,         March 31,
(in millions)                                            1999            1998              1998           1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                           $11,683         $12,060           $11,330        $11,283           $11,158
   Commercial real estate                               2,504           2,285             2,257          2,134             1,999
   Consumer credit:
     Consumer mortgage                                  8,169           8,871             8,701          8,506             8,689
     Credit card                                            -             804               788            830               862
     Other consumer credit                              3,950           3,700             3,745          3,582             3,396
--------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                         12,119          13,375            13,234         12,918            12,947
   Lease finance assets                                 2,836           2,819             2,590          2,570             2,578
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                          29,142          30,539            29,411         28,905            28,682
International loans                                     1,412           1,554             1,641          1,749             1,661
--------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount        $30,554         $32,093           $31,052        $30,654           $30,343
--------------------------------------------------------------------------------------------------------------------------------


Commercial and financial

Total domestic commercial and financial loans increased by $525 million, or 5%, at March 31, 1999, compared to March 31, 1998, primarily as a result of an increase in business banking and middle market lending, partially offset by a decrease in corporate banking. Commercial and financial loans represented 38% of the total loan portfolio at March 31, 1999, and 37% at March 31, 1998.

-------------------------------------------------------------------------------

Commercial real estate

--------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS
                                                    MARCH 31,        Dec. 31,         Sept. 30,       June 30,         March 31,
(in millions)                                            1999            1998              1998           1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans             $1,649          $1,554            $1,509         $1,367            $1,278
Owner-occupied and other loans (a)                        855             731               748            767               721
--------------------------------------------------------------------------------------------------------------------------------
   Total                                               $2,504          $2,285            $2,257         $2,134            $1,999
--------------------------------------------------------------------------------------------------------------------------------

(a) Owner-occupied and other loans are loans that are secured by real estate; however, the commercial property is not being relied upon as the primary source of repayment.


Domestic commercial real estate loans increased by $505 million, or 25%, at March 31, 1999, compared with March 31, 1998, reflecting steady loan growth over the past 12 months. Domestic commercial real estate loans were 8% of total loans at March 31, 1999, up from 7% a year earlier.

Consumer mortgage

----------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC CONSUMER MORTGAGE LOANS
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,         March 31,
(in millions)                                           1999             1998              1998             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Jumbo residential mortgages                           $3,640           $3,821            $3,835           $3,673            $3,634
One- to four-family residential mortgages              1,756            2,446             2,312            2,353             2,668
Fixed-term home equity loans                           1,975            1,801             1,781            1,777             1,750
Home equity revolving credit line loans                  798              803               773              703               637
----------------------------------------------------------------------------------------------------------------------------------
    Total                                             $8,169           $8,871            $8,701           $8,506            $8,689
----------------------------------------------------------------------------------------------------------------------------------


At March 31, 1999, the domestic consumer mortgage portfolio totaled $8,169 million, a $520 million, or 6%, decrease from March 31, 1998. This decrease resulted from a lower level of one- to four-family residential mortgages. Included in the $1,756 million one- to four-family residential mortgages at March 31, 1999, was approximately $1,100 million of residential warehouse loans. The warehouse portfolio was approximately $400 million lower at March 31, 1999, compared with March 31, 1998. Residential warehouse loans that exist at the time of the sale are expected to be sold as part of the planned sale of the residential mortgage servicing business.

Credit card

The credit card business was sold on March 31, 1999, as discussed further in the "Significant financial events" section on page 5. The CornerStone(sm) credit card accelerated resolution portfolio, which had a net carrying value of $67 million at December 31, 1998, and $130 million at March 31, 1998, was included in the sale. This portfolio had been carried in Other Assets on the balance sheet.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $3,950 million at March 31, 1999, an increase of $554 million, or 16%, from March 31, 1998. The increase was primarily due to higher levels of automobile installment loans and unsecured personal credit lines. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1,769 million, or 45% of this portfolio, at March 31, 1999.

------------------------------------------------------------------------------

Lease finance assets

Lease finance assets totaled $2,836 million at March 31, 1999, an increase of $258 million compared with March 31, 1998. Lease finance assets represented 9% of the total loan portfolio at March 31, 1999, compared with 8% at March 31, 1998.

International loans

Loans to international borrowers totaled $1,412 million at March 31, 1999, down 15% from $1,661 million at March 31, 1998, primarily due to decreased activity with large corporate customers and foreign banks. There were no nonperforming international loans at March 31, 1999.


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                            $34,027 (a)      $33,432           $32,064
Standby letters of credit and foreign guarantees                                          3,671 (b)        3,830             3,962
Commercial letters of credit                                                                 84               86               180
Residential mortgage loans serviced with recourse                                           115               97               104
Custodian securities lent with indemnification
  against broker default of return of securities                                         36,340           31,802            27,397
----------------------------------------------------------------------------------------------------------------------------------

(a) Approximately 38% of these commitments were scheduled to expire within one year, and approximately 89% were scheduled to expire within five years.

(b)  Net of participations and cash collateral totaling $357 million.

CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA                                                                 MARCH 31,         Dec. 31,         March 31,
(dollar amounts in millions, except per share amounts)                                     1999             1998              1998
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              $ 4,502          $ 4,521           $ 4,086
Total shareholders' equity to assets ratio                                                 9.12%            8.90%             8.62%

Tangible shareholders' equity                                                           $ 2,659 (a)      $ 2,641  (a)      $ 2,374
Tangible shareholders' equity to assets ratio (b)                                          5.60%            5.41%             5.19%

Tier I capital ratio (c)                                                                   6.89%            6.53%             6.80%
Total (Tier I plus Tier II) capital ratio (c)                                             11.22%           10.80%            11.28%
Leverage capital ratio (c)                                                                 6.60%            6.73%             7.04%
Total Tier I capital                                                                    $ 3,199          $ 3,223           $ 3,128
Total (Tier I plus Tier II) capital                                                     $ 5,209          $ 5,331           $ 5,189
Total risk-adjusted assets                                                              $46,438          $49,352           $46,000
Average assets - leverage capital basis                                                 $48,484          $47,917           $44,404

Book value per common share:
  Pre-stock split                                                                       $ 17.28          $ 17.26           $ 15.70
  Post-stock split (d)                                                                     8.64             8.63              7.85
Tangible book value per common share:
  Pre-stock split                                                                       $ 10.21          $ 10.08           $  9.12
  Post-stock split (d)                                                                     5.11             5.04              4.56

Closing common stock price:
  Pre-stock split                                                                       $ 70.38          $ 68.75           $ 63.50
  Post-stock split (d)                                                                    35.19            34.38             31.75
Market capitalization                                                                   $18,335          $18,007           $16,523
Common shares outstanding (000):
  Pre-stock split                                                                       260,532          261,923           260,210
  Post-stock split (d)                                                                  521,064          523,846           520,420
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $62 million and $60 million, respectively, of minority interest, primarily related to Newton.

(b) Shareholders' equity plus minority interest and less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions. Beginning December 31, 1998, the amount of goodwill and other intangibles subtracted from shareholders' equity and total assets is net of any tax-deductible portion. Prior-period amounts and ratios were restated.

(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3+%, respectively.

(d)  Reflects the two-for-one common stock split payable May 17, 1999.

The increase in shareholders' equity at March 31, 1999, compared with March 31, 1998, primarily reflects earnings retention. The decrease in shareholders' equity compared with December 31, 1998, resulted from common stock repurchases partially offset by earnings retention.

In January 1999, the board of directors approved an enhancement to an existing common share repurchase authorization by increasing the number of shares authorized for repurchase to 10 million shares, on a pre-split basis, of the Corporation's common stock. In the first quarter of 1999, 2.7 million shares of common stock, on a pre-split basis, were repurchased, leaving 7.3 million shares, on a pre-split basis, available for repurchase under this authorization.

-------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING - PRE-SPLIT BASIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 FIRST QUARTER       Full Year
(in millions)                                                                                             1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                                             261.9            253.8
Shares issued for stock-based benefit plans and dividend reinvestment plan                                 1.3              3.5
Shares issued for Mellon United National Bank acquisition                                                    -              5.1
Shares repurchased                                                                                        (2.7)(a)         (0.5)(b)
-------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                                         260.5            261.9
-------------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of $183 million for an average share price of $67.77 per share.

(b) Purchase price of $27 million for an average share price of $53.53 per share.


Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at March 31, 1999. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

The decrease in the Corporation's regulatory leverage capital ratio, compared with December 31, 1998 and March 31, 1998, reflects a higher level of average assets, on a leverage capital basis, during the first quarter of 1999. The Corporation's capital ratios were favorably impacted by the sale of the credit card business and will further benefit from the sale of the residential mortgage business and resultant reduction in assets.

Acquisition-related intangibles

----------------------------------------------------------------------------------------------------------------------------------
ACQUISITION-RELATED INTANGIBLES                                                       MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                 $2,191           $2,221            $1,805
Purchased core deposit intangibles                                                           68               75                95
Other identified intangibles                                                                 17               17                18
----------------------------------------------------------------------------------------------------------------------------------
     Total acquisition-related intangibles                                               $2,276           $2,313            $1,918
----------------------------------------------------------------------------------------------------------------------------------


The $386 million increase in goodwill from March 31, 1998, resulted from an approximately $500 million increase related to acquisitions, partially offset by amortization expense. The amortization of acquisition-related intangibles, based upon the current level, for the remaining nine months of 1999 will be approximately $110 million. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2000 through 2004 is expected to be approximately $134 million, $126 million, $122 million, $118 million and $117 million, respectively. For the full-year 1999, using common shares and equivalents outstanding at March 31, 1999, the after-tax impact of the annual amortization is expected to be $119 million, or approximately $.46 per share on a pre-split basis, and $.23 per share on a post-split basis. The after-tax impact of the annual amortization for the years 2000 through 2004 is expected to be approximately $111 million, $105 million, $102 million, $99 million and $98 million, respectively.

-------------------------------------------------------------------------------

Mortgage servicing assets and purchased credit card relationships

----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS AND PURCHASED CREDIT CARD RELATIONSHIPS                     MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets:
  Residential                                                                            $1,044           $1,046            $1,033
  Commercial                                                                                 54               69                75
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets                                                      1,098            1,115             1,108
Purchased credit card relationships                                                           -               17                22
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships                                               $1,098           $1,132            $1,130
----------------------------------------------------------------------------------------------------------------------------------


The Corporation capitalized $80 million and $86 million in the first quarters of 1999 and 1998, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were offset by amortization and deferred hedge results. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Net amortization expense totaled $40 million and $44 million in the first quarters of 1999 and 1998, respectively. The estimated fair value of capitalized mortgage servicing assets was approximately $1.1 billion at March 31, 1999.

At March 31, 1999, the Corporation's total mortgage servicing portfolio was $77 billion, composed of $63 billion of residential and $14 billion of commercial servicing. At March 31, 1998, the total mortgage servicing portfolio was $85 billion, composed of $68 billion of residential and $17 billion of commercial servicing.

The purchased credit card relationships shown in the table above were sold on March 31, 1999, as part of the sale of the Corporation's credit card business. Also on March 31, 1999, the Corporation signed a definitive sale agreement for its commercial mortgage servicing business. The commercial mortgage servicing assets shown in the table above will be included as part of this sale, which is expected to close by the end of the second quarter of 1999. The residential mortgage servicing assets shown above are expected to be sold as part of the planned sale of the residential mortgage business, which is expected to be completed by the end of the third quarter of 1999. See the "Significant financial events" section on page 5 for a further discussion of these completed and planned sales.


LIQUIDITY AND DIVIDENDS
-------------------------------------------------------------------------------

The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement, with approximately 17 months remaining until maturity, and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

-------------------------------------------------------------------------------

As shown in the consolidated statement of cash flows, cash and due from banks increased by $85 million during the first three months of 1999 to $3,011 million. The increase resulted from $1,261 million of net cash provided by investing activities and $918 million of net cash provided by operating activities, primarily offset by $2,115 million of net cash used in financing activities. Net cash provided by investing activities primarily reflected proceeds from the sales of the credit card business and loans, partially offset by loan growth and an increase in term deposits and money market investments. Net cash used in financing activities primarily reflected a decrease in transaction and savings deposits, and short-term borrowings as well as common stock repurchases.

There were no contractual maturities of the Corporation's long-term debt during the first quarter of 1999. Contractual maturities of long-term debt will total approximately $366 million in 1999, including $201 million related to parent term debt. The Corporation's and Mellon Bank, N.A.'s senior and subordinated debt ratings are presented in the following table.


----------------------------------------------------------------------------------------------------------------------------------
SENIOR AND SUBORDINATED DEBT RATINGS
  AT MARCH 31, 1999                            Standard & Poor's           Moody's             Duff & Phelps            Fitch/IBCA
----------------------------------------------------------------------------------------------------------------------------------
Mellon Bank Corporation:
  Senior debt                                      A+                      A2                    A+                      A+
  Subordinated debt                                A                       A3                    A                       A
Mellon Bank, N.A.:
  Senior debt                                      AA-                     A1                    AA-                     AA-
  Subordinated debt                                A+                      A2                    A+                      A+
----------------------------------------------------------------------------------------------------------------------------------


The Corporation paid $94 million in common stock dividends in the first quarter of 1999, compared with $84 million in the prior-year period. The common dividend payout ratio was 37% in the first quarter of 1999, compared with 41% in the first quarter of 1998. On a tangible earnings per common share basis, the common dividend payout ratio was 33% in the first quarter of 1999 and 36% in the first quarter of 1998. Excluding the after-tax net gain from divestitures and the after-tax charge for the cumulative effect of the change in accounting principle, the common dividend payout ratio was 41% and the tangible common dividend payout ratio was 36% in the first quarter of 1999. Based upon shares outstanding at March 31, 1999, and the new quarterly common dividend rate of $.40 per share, on a pre-split basis, announced on April 20, 1999, the annualized common stock dividend requirement is expected to be approximately $415 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 22 in the Corporation's 1998 Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 1999, of approximately $980 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 1999, and the date of any such dividend declaration.

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

Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of choice. For instance, customers may migrate from lower-interest deposit products to higher-interest products. Also, customers may choose to refinance fixed-rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial decisions may cause actual results to differ significantly from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on pages 50 and 51 of the 1998 Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and financial options. The table below illustrates the simulation analysis of the impact of a 50 and 100 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share on a pre-split basis and return on common shareholders' equity. Given the low interest rate environment that currently exists, the impact of a 200 basis point shift upward or downward in interest rates is not shown in the simulation sensitivity analysis below. However, the impact of a +/- 200 basis point interest rate movement would not exceed the Corporation's guidelines. This analysis was prepared using the levels of all interest-earning assets and off-balance-sheet instruments used for interest rate risk management at March 31, 1999, assuming that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the March 31, 1999, levels and remaining at those levels thereafter. This analysis excludes the effect that rate movements can have on the value of mortgage servicing rights, discussed on pages 34 and 35.

----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                          Movements in interest rates from March 31, 1999 rates
-----------------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                                       Increase                              Decrease
  compared with March 31, 1999:                                         ------------------                   ------------------
                                                                        +50bp       +100bp                   -50bp       -100bp
                                                                        ------------------                   ------------------
  Net interest revenue increase (decrease)                                .6%         1.1%                     (.8)%       (1.8)%
  Earnings per share increase (decrease)                                $.02         $.04                    $(.03)       $(.06)
  Return on common equity increase (decrease)                             12 bp        23 bp                   (17) bp     ( 37) bp
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

The anticipated impact on net interest revenue under the 50 and 100 basis point increase/decrease scenarios showed an impact of less than 2% under all scenarios at both March 31, 1999, and March 31, 1998. The simulation analysis for both periods reflects the Corporation's efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with off-balance-sheet instruments

By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps--including index amortizing and callable swaps--caps and floors, financial futures and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the board of directors and the Finance Committee. Use of off-balance-sheet instruments for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity. The off-balance-sheet instruments used to manage the Corporation's interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 24 in the Corporation's 1998 Annual Report to Shareholders.

-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                         March 31,
(notional amounts in millions)                 1999         2000         2001         2002          2003        2004+         1999
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
  generic swaps (a):
    Notional amount                            $ 20        $   -        $  -          $  -          $450         $550       $1,020
    Weighted average rate:
      Receive                                  5.01%           -           -             -          5.65%        6.67%        6.18%
      Pay                                      4.93%           -           -             -          5.05%        4.99%        5.01%

Receive fixed/pay floating
  indexed amortizing swaps:
    Notional value                             $ 25         $ 24        $ 11          $ 13          $  -         $  -       $   73
    Weighted average rate:
      Receive                                  7.10%        6.60%       7.10%         7.10%            -            -         6.93%
      Pay                                      4.97%        4.98%       4.97%         4.97%            -            -         4.97%

Receive fixed/pay floating
  callable swaps: (b)
    Notional value                             $100         $250        $  -          $  -          $500         $  -       $  850
    Weighted average rate:
      Receive                                  6.54%        5.95%          -             -          5.41%           -         5.70%
      Pay                                      4.97%        5.00%          -             -          4.97%           -         4.98%

Pay fixed/receive floating
  generic swaps: (a)
    Notional amount                            $ 13         $  1        $225          $  6          $  1         $ 12       $  258
    Weighted average rate:
      Receive                                  5.06%        4.93%       5.09%         5.08%         4.99%        5.01%        5.08%
      Pay                                      6.28%        5.48%       5.51%         6.36%         5.61%        6.52%        5.62%

Other products (c)                             $ 17         $  -        $  -          $  -          $  -         $349       $  366
----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                   $175         $275        $236          $ 19          $951         $911       $2,567
----------------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based upon interest rate indices.

(b) Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at March 31, 1999, are shown in this table.

(c)  Average rates are not meaningful for these products.

-------------------------------------------------------------------------------

The table below presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of off-balance-sheet instruments used to manage interest rate risk was lower at March 31, 1999, compared with December 31, 1998, and March 31, 1998, due to a change in the interest rate risk profile of the Corporation's on-balance-sheet instruments. The notional amounts shown in the prior table and the table below should be viewed in the context of the Corporation's overall interest rate risk management activities to assess the impact on the net interest margin.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                                    $   190           $3,435            $2,842
Instruments associated with other liabilities                                             1,278              971               705
Instruments associated with loans                                                         1,099            1,482             1,583
----------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                                               $2,567           $5,888            $5,130
----------------------------------------------------------------------------------------------------------------------------------


The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $3 million in the first quarter of 1999, compared with $6 million in the first quarter of 1998.

Net unamortized deferred losses from off-balance-sheet instruments terminations totaled approximately $1 million at March 31, 1999. The Corporation amortized less than $1 million of these net deferred losses into net interest revenue in the first quarter of 1999.

The Corporation also has entered into off-balance-sheet contracts to manage the prepayment risk associated with its residential mortgage servicing portfolio. Mortgage servicing rights (MSRs) are interest rate sensitive due to the mortgage borrower's option to prepay the mortgage loan. If mortgage interest rates decrease, borrowers may prepay mortgage loans. Since mortgage loans underlie MSRs, a decrease in interest rates and an actual (or probable) increase in mortgage prepayments can shorten the expected life of the MSR and reduce its value. Conversely, an increase in interest rates and an actual (or probable) decrease in mortgage prepayments typically can lengthen the expected life of the MSR and increase its value.

To mitigate the potential prepayment risk of decreasing long-term interest rates, higher-than-expected mortgage prepayments and a potential impairment to MSRs, the Corporation primarily uses interest rate floor and interest rate swap contracts. At March 31, 1999, the Corporation had approximately $9.7 billion notional amount of interest rate floor agreements and $300 million notional amount of interest rate swap agreements outstanding. In addition, the Corporation had a $250 million notional amount interest rate spread lock outstanding at March 31, 1999. At March 31, 1998, the Corporation had entered into approximately $9.1 billion notional amount of primarily interest rate floor and interest rate swap agreements to manage potential impairment of MSRs. These instruments are collectively structured to gain value as interest rates decrease, therefore offsetting the potential impairment of MSRs. Conversely, the value of these instruments will decrease if interest rates or spreads increase. These instruments do not entirely eliminate risk. Mortgage prepayment rates may not occur as expected. The fair value of these instruments at March 31, 1999, was $76 million, compared with $260 million at December 31, 1998, and $82 million at March 31, 1998. The decrease in fair value compared to year-end 1998 reflects the impact of an increase in rates and spreads in the first quarter of 1999.

-------------------------------------------------------------------------------

Gains/losses and cash settlements on these instruments are recorded as adjustments to the carrying value of the MSRs. At March 31, 1999, the Corporation had approximately $188 million of cash received from gains on terminations of hedges on MSRs and payments on existing hedges. This balance is amortized over the estimated lives of the underlying mortgage servicing assets. The table below presents the gross notional amounts of off-balance-sheet instruments used to manage prepayment risk associated with MSRs.

----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO
MANAGE PREPAYMENT RISK OF MSRS                                                                                            Total at
                                                                                                                         March 31,
(dollar amounts in millions)                              1999       2000       2001       2002       2003      2004+         1999
----------------------------------------------------------------------------------------------------------------------------------
Interest rate floors (notional)                           $  -        $ -        $ -       $300     $8,691     $  700      $ 9,691
   Weighted average strike rates                             -          -          -       5.04%      5.48%      5.25%        5.46%
   Fair value                                                                                                              $    77

Receive fixed/pay floating interest
  rate swaps (notional)                                   $  -        $ -        $ -       $  -     $    -     $  300      $   300
   Weighted average rates:
     Receive                                                 -          -          -          -          -       5.79%        5.79%
     Pay                                                     -          -          -          -          -       5.01%        5.01%
   Fair value                                                                                                              $     -

Interest rate spread lock (notional)                      $250        $ -        $ -       $  -     $    -     $    -      $   250
   Fair value                                                                                                              $    (1)
-----------------------------------------------------------------------------------------------------------------------------------

   Total notional amount                                  $250        $ -        $ -       $300     $8,691     $1,000      $10,241
----------------------------------------------------------------------------------------------------------------------------------


In addition to the risk management instruments previously discussed, the Corporation utilizes total return swaps to minimize the risk related to the investment in start-up mutual funds. The Corporation had notional amounts of $149 million at March 31, 1999, and $147 million at December 31, 1998, with negative fair values of $10 million and $8 million, respectively. The Corporation also has entered into contracts to hedge anticipated transactions. The Corporation has entered into $458 million notional amount of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized. The positive fair value of the contracts related to these anticipated transactions was approximately $1 million at March 31, 1999.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at March 31, 1999, was a positive $100 million, compared to a positive $306 million at December 31, 1998. This decrease primarily resulted from a decrease in the fair value of interest rate floors and swaps used to hedge MSRs. These values should be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

-------------------------------------------------------------------------------

OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        MARCH 31,          Dec. 31,      March 31,
(notional amounts in millions)                                                               1999              1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments (b):
     Interest rate swaps                                                                 $  2,201            $4,028         $5,102
     Options, caps and floors purchased (c)                                                   349                 -             28
     Futures and forward contracts                                                             17             1,860              -
Mortgage servicing rights risk management instruments:
     Interest rate floors                                                                   9,691            10,216          6,600
     Interest rate swaps                                                                      300               900          2,050
     Principal only swaps                                                                       -                 -            434
     Interest rate spread lock                                                                250               250              -
Other products:
     Total return swaps                                                                       149               147            144
     Interest rate swaps and futures contracts hedging
      anticipated transactions                                                                458               365            265
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $118 million at March 31, 1999, $330 million at December 31, 1998, and $119 million at March 31, 1998.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value at risk measures the volatility of the value of equity, which is the present value of future expected cash flows of assets, liabilities and off-balance-sheet instruments. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities, primarily related to foreign currency contracts, was approximately $2 million at March 31, 1999, unchanged from both December 31, 1998, and March 31, 1998.

-------------------------------------------------------------------------------

OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        MARCH 31,          Dec. 31,      March 31,
(notional amounts in millions)                                                               1999              1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                                              $19,635           $17,538        $18,553
     Commitments to sell                                                                   20,239            17,773         18,702
Foreign currency and other option contracts purchased                                         456               608            767
Foreign currency and other option contracts written                                           458               574            734
Interest rate agreements (b):
     Interest rate swaps                                                                   13,648            11,236          7,483
     Options, caps and floors purchased                                                       922               753            812
     Options, caps and floors written                                                         973               929            605
     Futures and forward contracts                                                          9,620             7,469          9,349
Other products                                                                                 31                32              -
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $725 million at March 31, 1999, $547 million at December 31, 1998, and $520 million at March 31, 1998.

(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Recently issued accounting standard

In June 1998, the Financial Accounting Standard Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement is effective January 1, 2000, and need not be applied retroactively to financial statements of prior periods. The statement may be adopted early, as of the beginning of any quarter. The Corporation intends to adopt this statement on January 1, 2000. The Corporation is currently evaluating the impact that this statement will have on its financial position and results of operations, but it is not expected to be material.


CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Quarter ended
                                                                                      ------------------------------------------
                                                                                      MARCH 31,         Dec. 31,       March 31,
(in millions)                                                                              1999             1998            1998
--------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                                 $15              $15             $15
Net revenue from acquired property                                                            -                -              (1)
---------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                                                                 $15              $15             $14
--------------------------------------------------------------------------------------------------------------------------------


Credit quality expense and total net credit losses for the first quarter of 1999 were nearly unchanged compared with both the first and the fourth quarters of 1998.

The $86 million decrease in the reserve for credit losses at March 31, 1999, compared with December 31, 1998, and March 31, 1998, as shown in the table on the following page, was due to the sale of the credit card business. In conjunction with this sale, $84 million that had been associated with the credit card portfolio was removed from

CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF
NET CREDIT LOSSES (CONTINUED)
-------------------------------------------------------------------------------

the reserve for credit losses. The Corporation expects that net credit losses will be significantly lower in the remainder of 1999, compared with the first quarter of 1999, due to this sale. Annualized net credit losses to average loans, excluding credit card net credit losses, was .10% in the first quarter of 1999.


-----------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                                                                        Quarter ended
                                                                                  -------------------------------------------------
                                                                                  MARCH 31,           Dec. 31,           March 31,
(dollar amounts in millions)                                                           1999               1998                1998
-----------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                                                         $496               $498                $475
Net change in reserve primarily from divestitures/acquisitions                          (84)                 -                  24
Credit losses:
  Commercial and financial                                                               (3)                (4)                 (3)
  Commercial real estate                                                                  -                 (1)                 (5)
  Consumer credit:
    Credit cards                                                                        (11)               (12)                (10)
    Other consumer credit                                                                (6)                (7)                 (5)
  Lease finance assets                                                                   (2)                 -                  (2)
-----------------------------------------------------------------------------------------------------------------------------------
      Total credit losses                                                               (22)               (24)                (25)
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial and financial                                                                1                  2                   3
  Commercial real estate                                                                  -                  -                   1
  Consumer credit:
    Credit cards                                                                          1                  1                   1
    Other consumer credit                                                                 2                  3                   2
  Lease finance assets                                                                    1                  1                   -
-----------------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                                                    5                  7                   7
-----------------------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Commercial and financial                                                               (2)                (2)                  -
  Commercial real estate                                                                  -                 (1)                 (4)
  Consumer credit:
    Credit cards                                                                        (10)               (11)                 (9)
    Other consumer credit                                                                (4)                (4)                 (3)
  Lease finance assets                                                                   (1)                 1                  (2)
-----------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                                                           (17)               (17)                (18)
Provision for credit losses                                                              15                 15                  15
-----------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                                                               $410               $496                $496
-----------------------------------------------------------------------------------------------------------------------------------

Reserve as a percentage of total loans                                                1.34%              1.54%               1.63%
Reserve as a percentage of nonperforming loans                                         323%               479%                349%
Annualized net credit losses to average loans                                          .22%               .22%                .24%
-----------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                                MARCH 31,      Dec. 31,     Sept. 30,      June 30,    March 31,
(dollar amounts in millions)                                         1999          1998          1998          1998         1998
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                  $127          $103          $103          $107         $142
Acquired property, net of the OREO reserve                             34            37            37            63           49
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $161          $140          $140          $170         $191
--------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                   .41%          .32%          .33%          .35%         .47%
Total nonperforming assets as a percentage of
  total loans and net acquired property                              .53%          .44%          .45%          .55%         .63%
--------------------------------------------------------------------------------------------------------------------------------


Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1998 Annual Report to Shareholders.

At March 31, 1999, nonperforming assets totaled $161 million, an increase of $21 million from December 31, 1998, and a decrease of $30 million compared with March 31, 1998. The increase from December 31, 1998, resulted from the addition of a commercial loan to a customer in the steel industry to nonperforming status during the first quarter of 1999. The decrease from March 31, 1998, primarily resulted from a lower level of acquired property and nonperforming consumer mortgages. In addition, a decrease in nonperforming commercial real estate loans was partially offset by the addition of the previously mentioned commercial loan to nonperforming status. The ratio of nonperforming assets to total loans and net acquired property was .53% at March 31, 1999. This ratio has been lower than 1% for nearly 5 years, reflecting a strong economy and the effectiveness of the Corporation's loan underwriting, administration and workout procedures.

-------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                                   MARCH 31,        Dec. 31,      Sept. 30,       June 30,       March 31,
(dollar amounts in millions)                                1999            1998           1998           1998            1998
------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and financial                                  $ 66            $ 42           $ 34           $ 18            $ 19
  Commercial real estate                                       6               6              8             18              53
  Consumer credit:
     Consumer mortgage                                        44              44             53             55              56
     Other consumer credit                                     1               1              1              4               3
  Lease finance assets                                        10              10              7             12              11
------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                              127             103            103            107             142
Restructured loans                                             -               -              -              -               -
------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)                       127             103            103            107             142
------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                        37              40             40             69              53
  Reserve for real estate acquired                            (5)             (5)            (5)            (9)             (9)
-------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                             32              35             35             60              44
  Other acquired assets                                        2               2              2              3               5
------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                              34              37             37             63              49
------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                         $161            $140          $ 140           $170            $191
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Domestic commercial and financial loans                 .56%            .34%            30%           .16%            .17%
     Domestic commercial real estate loans                   .25             .28            .35            .85            2.67
     Domestic consumer mortgage loans                        .55             .50            .61            .65             .65
     Domestic lease finance assets                           .36             .37            .26            .48             .40
     Total loans                                             .41             .32            .33            .35             .47
Nonperforming assets as a percentage of
  total loans and net acquired property                      .53             .44            .45            .55             .63
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes $48 million, $19 million, $21 million, $2 million and $42 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE QUARTER ENDED MARCH 31
                                                                                           Lease                  Total
                                            Commercial       Commercial      Consumer     Finance           ------------------
(in millions)                              & Financial      Real Estate       Credit       Assets            1999         1998
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                               $42               $6          $45          $10            $103         $133
  Reclassification from
    segregated assets                                -                -            -            -               -           10
  Additions                                         29                1            8            4              42           26(a)
  Payments (b)                                      (2)              (1)          (4)          (1)             (8)         (14)
  Return to accrual status                           -                -           (3)          (1)             (4)          (2)
  Credit losses                                     (3)               -            -           (2)             (5)         (10)
  Transfers to acquired property                     -                -           (1)           -              (1)          (1)
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at March 31                    $66               $6          $45          $10            $127         $142
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes $6 million of loans acquired in connection with the Mellon United National Bank and Mellon 1st Business Bank acquisitions in February 1998.

(b)  Includes interest applied to principal and sales.


A loan is considered impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when based upon current information and events, it is probable that the Corporation will be unable to collect all

-------------------------------------------------------------------------------

principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation's 1998 Annual Report to Shareholders.


----------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS                                                                                                  Quarter ended
                                                                                                                  March 31,
(dollar amounts in millions)                                                                                1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Impaired loans - period end (a)                                                                              $76               $87
Average impaired loans                                                                                        60                91
Interest revenue recognized on impaired loans (b)                                                              1                 1
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $53 million and $48 million of impaired loans with a related impairment reserve of $10 million and $9 million at March 31, 1999, and March 31, 1998, respectively.

(b) All income was recognized using the cash basis method of income recognition.


----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                                                                     Quarter ended
                                                                                                                  March 31,
(in millions)                                                                                               1999              1998
----------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                                                         $35               $43
Reclassification from segregated assets                                                                        -                 2
Foreclosures                                                                                                   1                 2
Sales                                                                                                         (5)               (4)
Additional investments, write-downs, losses, OREO provision and other                                          1                 1
----------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                                                                32                44
Other acquired assets                                                                                          2                 5
----------------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve                                                        $34               $49
----------------------------------------------------------------------------------------------------------------------------------


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

----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                                                       Quarter ended
                                                                                                                  March 31,
(in millions)                                                                                               1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                             $5                $9
Write-downs on real estate acquired                                                                            -                 -
Provision                                                                                                      -                 -
----------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                                $5                $9
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------

The table below presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.

----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                            MARCH 31,       Dec. 31,      Sept. 30,        June 30,      March 31,
(dollar amounts in millions)                                   1999           1998           1998            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                     $28           $ 31           $ 37            $ 34           $ 45
     Ratio                                                      .35%           .34%           .43%            .40%           .52%
   Credit card (a)                                                -              8              8               9              8
     Ratio                                                        -           1.05%          1.06%           1.08%           .88%
   Student - government guaranteed                               49             52             48              47             43
     Ratio                                                     2.74%          2.95%          2.77%           2.86%          2.50%
   Other consumer                                                 2              2              2               1              1
     Ratio                                                      .11%           .12%           .08%            .07%           .07%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                           79             93             95              91             97
          Ratio                                                 .65%           .70%           .72%            .71%           .75%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (b)                                                    9             11              9              10             11
----------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                    $88           $104           $104            $101           $108
----------------------------------------------------------------------------------------------------------------------------------

(a) Amounts in 1998 exclude past-due CornerStone(sm) credit card loans included in the accelerated resolution portfolio. This portfolio was included in the sale of the credit card business on March 31, 1999. See "Significant financial events" on page 5 for further discussion about the sale.

(b)  Includes lease finance assets.

Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

CONSOLIDATED BALANCE SHEET

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          MARCH 31,        Dec. 31,    March 31,
(dollar amounts in millions)                                                                   1999            1998         1998
--------------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                                                    $  3,011        $  2,926     $  3,312
                Interest-bearing deposits with banks                                            723             566          620
                Federal funds sold and securities under resale agreements                       174             186          549
                Other money market investments                                                   42              46           94
                Trading account securities                                                      242             193          140
                Securities available for sale                                                 5,451           5,373        3,547
                Investment securities (approximate fair value of $1,443,
                  $1,634 and $2,022)                                                          1,421           1,602        1,987
                Loans, net of unearned discount of $57, $54 and $64                          30,554          32,093       30,343
                Reserve for credit losses                                                      (410)           (496)        (496)
                                                                                           --------        --------     --------
                       Net loans                                                             30,144          31,597       29,847
                Customers' acceptance liability                                                 107             166           84
                Premises and equipment                                                          561             569          557
                Goodwill and other intangibles                                                2,276           2,313        1,918
                Mortgage servicing assets and purchased credit card relationships             1,098           1,132        1,130
                Acquired property, net of reserves of $5, $5 and $9                              34              37           49
                Other assets                                                                  4,100           4,071        3,580
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                                         $49,384         $50,777      $47,414
                ----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices                           $  9,151        $  9,976     $  9,505
                Interest-bearing deposits in domestic offices                                21,268          21,293       20,956
                Interest-bearing deposits in foreign offices                                  2,929           3,114        2,635
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                                        33,348          34,383       33,096
                Federal funds purchased and securities under
                  repurchase agreements                                                       1,567           3,594        2,295
                Short-term bank notes                                                           724             266          300
                Term federal funds purchased                                                    636             208          409
                U.S. Treasury tax and loan demand notes                                         551             290          472
                Commercial paper                                                                156             116          259
                Other funds borrowed                                                            389             468          319
                Acceptances outstanding                                                         107             166           84
                Other liabilities                                                             3,010           2,471        2,100
                Notes and debentures (with original maturities over one year)                 3,403           3,303        3,003
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                                     43,891          45,265       42,337
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests in
preferred         Corporation's junior subordinated deferrable
securities        interest debentures                                                           991             991          991
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Common stock - $.50 par value
equity (a)        Authorized - 800,000,000 shares
                  Issued - 294,330,960 shares                                                   147             147          147
                Additional paid-in capital                                                    1,907           1,887        1,855
                Retained earnings                                                             3,468           3,353        3,003
                Accumulated unrealized gains (losses), net of tax                               (15)             25           30
                Treasury stock of 33,798,582; 32,407,960 and
                  34,120,588 shares, at cost                                                 (1,005)           (891)        (949)
                -----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                                             4,502           4,521        4,086
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities and
                         shareholders' equity                                               $49,384         $50,777      $47,414
                ----------------------------------------------------------------------------------------------------------------
                (a) Shareholders' equity at March 31, 1999, does not reflect the two-for-one stock split payable May 17, 1999.

                See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,     Dec. 31, Sept. 30,    June 30,   March 31,
(in millions, except per share amounts)                                      1999         1998      1998        1998        1998
--------------------------------------------------------------------------------------------------------------------------------

Interest revenue  Interest and fees on loans (loan fees
                   of $16, $18, $21, $17 and $17)                           $ 580         $614      $616        $606        $577
                  Federal funds sold and securities under
                   resale agreements                                            9           12        12          12          13
                  Interest-bearing deposits with banks                          9           10         8           6           9
                  Other money market investments                                1            1         1           3           1
                  Trading account securities                                    4            4         4           3           4
                  Securities                                                  108           98        95          93          90
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  711          739       736         723         694
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                186          209       211         207         197
                  Deposits in foreign offices                                  35           34        37          33          32
                  Federal funds purchased and securities
                   under repurchase agreements                                 37           34        35          30          24
                  Other short-term borrowings                                  29           29        27          30          28
                  Notes and debentures                                         55           53        51          52          48
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  342          359       361         352         329
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    369          380       375         371         365
revenue           Provision for credit losses                                  15           15        15          15          15
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses  354          365       360         356         350
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                            488          465       432         429         396
revenue           Cash management and deposit transaction charges              66           70        66          65          61
                  Mortgage servicing fees                                      52           48        44          53          55
                  Foreign currency and securities trading revenue              43           47        39          38          41
                  Credit card fees                                             18           22        23          23          24
                  Information services fees                                    13           12        11          10          11
                  Other                                                       109          135        97          94         110
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       789          799       712         712         698
                  Net gain from divestitures                                   83            -         -           -           -
                  Gains on sales of securities                                  -            -         -           1           -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               872          799       712         713         698
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               391          386       358         355         357
expense           Professional, legal and other purchased services             71           97        72          67          61
                  Net occupancy expense                                        61           63        59          59          56
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                     42           47        43          44          45
                  Equipment expense                                            41           59        42          41          39
                  Amortization of goodwill and other intangible assets         37           37        35          35          30
                  Business development                                         33           38        33          42          36
                  Communications expense                                       29           28        27          26          26
                  Other expense                                                55           50        48          52          47
                  Trust-preferred securities expense                           20           20        20          19          20
                  Net revenue from acquired property                            -            -        (3)         (2)         (1)
                  --------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 780          825       734         738         716
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes and cumulative
                    effect of accounting change                               446          339       338         331         332
                  Provision for income taxes                                  166          117       120         116         117
                  --------------------------------------------------------------------------------------------------------------
                      Income before cumulative effect of
                        accounting change                                     280          222       218         215         215
                  Cumulative effect of accounting change                      (26)           -         -           -           -
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                              254          222       218         215         215
                  Dividends on preferred stock                                  -            -         -           -           9
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                 $ 254         $222      $218        $215        $206
--------------------------------------------------------------------------------------------------------------------------------

                                   (continued)
                                       44

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,   Dec. 31,   Sept. 30,    June 30,   March 31,
(in millions, except per share amounts)                                      1999       1998        1998        1998        1998
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income per common share:
share
                  Income before cumulative effect of accounting change      $1.07      $ .85       $ .84       $ .82       $ .80
                  Cumulative effect of accounting change                     (.10)        -           -           -           -
                  --------------------------------------------------------------------------------------------------------------
                  Net income, pre-split                                     $ .97      $ .85       $ .84       $ .82       $ .80
                  --------------------------------------------------------------------------------------------------------------
                  Net income, post-split                                    $ .49      $ .42       $ .42       $ .41       $ .40
                  --------------------------------------------------------------------------------------------------------------


                  Diluted net income per common share:

                  Income before cumulative effect of accounting change      $1.06      $ .84       $ .82       $ .81       $ .78
                  Cumulative effect of accounting change                     (.10)        -           -           -           -
                  --------------------------------------------------------------------------------------------------------------
                  Net income, pre-split                                     $ .96      $ .84       $ .82       $ .81       $ .78
                  --------------------------------------------------------------------------------------------------------------
                  Net income, post-split                                    $ .48      $ .42       $ .41       $ .40       $ .39
                  --------------------------------------------------------------------------------------------------------------


                  See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Quarter ended
                                                                                                              March 31,
(in millions)                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                     $254              $215
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                             Cumulative effect of accounting change                                         26                 -
                             Net gain from divestitures                                                    (83)                -
                             Amortization of goodwill and other intangible assets                           37                30
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                          42                45
                             Depreciation and other amortization                                            26                26
                             Deferred income tax expense                                                     4                30
                             Provision for credit losses                                                    15                15
                             Net gains on dispositions of acquired property                                 (1)               (2)
                           Net decrease in accrued interest receivable                                      14                 4
                           Net increase in trading account securities                                      (48)              (60)
                           Net (decrease) increase in accrued interest payable,
                             net of amounts prepaid                                                         (8)                3
                           Net decrease in residential mortgages held for sale                             458                 2
                           Net decrease (increase) in other operating activities                           182              (320)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) operating activities                      918               (12)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                           (153)              (89)
                           Net decrease in federal funds sold and securities
                             under resale agreements                                                        12                46
                           Purchases of securities available for sale                                     (758)           (1,179)
                           Proceeds from sales of securities available for sale                            164               555
                           Proceeds from maturities of securities available for sale                       474               507
                           Purchases of investment securities                                               (2)               (4)
                           Proceeds from maturities of investment securities                               135                99
                           Net decrease in credit card receivables                                          85                62
                           Proceeds from sale of credit card business                                    1,186                 -
                           Net principal disbursed on loans to customers                                  (336)             (978)
                           Loan portfolio purchases                                                          -               (56)
                           Proceeds from the sales and securitizations of loan portfolios                  632               736
                           Purchases of premises and equipment                                             (39)              (35)
                           Proceeds from sales of acquired property                                          7                 6
                           Net cash disbursed in purchase of Mellon United National Bank                     -               (94)
                           Net cash disbursed in purchase of Mellon 1st Business Bank                        -               (72)
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                            (35)             (100)
                           Net increase in other investing activities                                     (111)              (77)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) investing activities                    1,261              (673)
---------------------------------------------------------------------------------------------------------------------------------



                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarter ended
                                                                                                              March 31,
(in millions)                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net decrease in transaction and savings deposits                             (1,025)              (41)
financing activities       Net (decrease) increase in customer term deposits                               (10)              129
                           Net (decrease) increase in federal funds purchased and
                             securities under repurchase agreements                                     (2,027)               81
                           Net increase (decrease) in short-term bank notes                                458               (30)
                           Net increase (decrease) in term federal funds purchased                         428              (216)
                           Net increase in U.S. Treasury tax and loan demand notes                         261                25
                           Net increase in commercial paper                                                 40               192
                           Repayments of longer-term debt                                                   (4)             (118)
                           Net proceeds from issuance of longer-term debt                                  105               546
                           Proceeds from issuance of common stock                                           14                17
                           Dividends paid on common and preferred stock                                    (94)              (95)
                           Repurchase of common stock                                                     (183)                -
                           Redemption of preferred stock                                                     -              (193)
                           Net (decrease) increase in other financing activities                           (78)               37
                           -----------------------------------------------------------------------------------------------------
                                 Net cash (used in) provided by financing activities                    (2,115)              334
                           Effect of foreign currency exchange rates                                        21                13
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net increase (decrease) in cash and due from banks                               85              (338)
due from banks             Cash and due from banks at beginning of period                                2,926             3,650
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $3,011            $3,312
                           -----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Supplemental               Interest paid                                                                $  350           $   326
disclosures                Net income taxes paid                                                            13                 7
--------------------------------------------------------------------------------------------------------------------------------


                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
QUARTER ENDED                                              Additional                    unrealized                        Total
MARCH 31, 1999               Preferred         Common         paid-in     Retained     (loss) gain,      Treasury  shareholders'
(in millions)                    stock          stock         capital     earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    $    -           $147          $1,887       $3,353              $25       $  (891)        $4,521
Comprehensive results:
  Net income                                                                   254                                           254
  Other comprehensive results,
     net of tax                                                                                 (40)                         (40)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    254              (40)                         214
Dividends on common stock
  at $.36 per share (a)                                                        (94)                                          (94)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                                                                    4              4
Exercise of stock options                                          20          (45)                            58             33
Repurchase of common stock                                                                                   (183)          (183)
Other                                                                                                           7              7
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999       $    -           $147          $1,907       $3,468             $(15)      $(1,005)        $4,502
--------------------------------------------------------------------------------------------------------------------------------



MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
Quarter ended                                            Additional                      unrealized                        Total
March 31, 1998               Preferred         Common       paid-in       Retained     (loss) gain,      Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      $193           $147        $1,818         $2,884              $21       $(1,218)        $3,845
Comprehensive results:
  Net income                                                                   215                                           215
  Other comprehensive results,
    net of tax                                                                                    9                            9
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    215                9                          224
Dividends on common stock
  at $.33 per share (a)                                                        (84)                                          (84)
Dividends on preferred stock                                                    (9)                                           (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      3                                             2              5
Common stock issued in
  connection with the Mellon
  United National Bank acquisition                               22                                           233            255
Series K preferred stock
  redemption                      (193)                                                                                     (193)
Exercise of stock options                                                       (3)                            30             27
Other                                                            12                                             4             16
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998         $  -           $147        $1,855         $3,003              $30       $  (949)        $4,086
--------------------------------------------------------------------------------------------------------------------------------

(a)  Dividends per share are presented on a pre-split basis.

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1 --    Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1998 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.


Note 2 --    Adoption of New Accounting Principles

Cumulative effect of a change in accounting principle - reporting on the costs of start-up activities

On January 1, 1999, the Corporation adopted the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-5 on reporting on the costs of start-up activities. This SOP requires that costs of start-up activities be expensed as incurred. Initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. For information on the financial impact of the adoption of this SOP, see the discussion in "Significant financial events" on pages 5 and 6, which discussion is incorporated herein by reference.

Accounting for the costs of computer software

On January 1, 1999, the Corporation adopted the provisions of SOP No. 98-1 on accounting for the costs of computer software developed or obtained for internal use. This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Previously, the Corporation generally has expensed such costs. The adoption of SOP No. 98-1 was immaterial to the Corporation's financial position and results of operations.


Note 3 --   Securities

SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------------------------------------
                                              MARCH 31, 1999                                     March 31, 1998
                                ------------------------------------------------  ------------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED       FAIR        Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                           $   190       $  -       $  -    $   190          $   260      $   1        $ 1    $   260
U.S. agency mortgage-backed               5,000         45         21      5,024            2,669         41          4      2,706
Other U.S. agency                           110          -          -        110              487          1          1        487
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              5,300         45         21      5,324            3,416         43          6      3,453
Obligations of states and
  political subdivisions                    112          1          2        111               45          -          -         45
Other mortgage-backed                         1          -          -          1                2          -          -          2
Other securities                             15          -          -         15               47          -          -         47
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $5,428        $46        $23     $5,451           $3,510        $43        $ 6     $3,547
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were less than $1 million in the first three months of 1999 and 1998. There were no gross realized losses in the first three months of 1999 and 1998.

-------------------------------------------------------------------------------

Note 3 --   Securities (continued)

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                              MARCH 31, 1999                                     March 31, 1998
                                ------------------------------------------------  ------------------------------------------------
                                      AMORTIZED      GROSS UNREALIZED      FAIR         Amortized      Gross unrealized       Fair
(in millions)                              COST      GAINS     LOSSES     VALUE              cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                          $      4       $  -        $ -  $      4          $     44       $  7        $ -   $     51
U.S. agency mortgage-backed               1,337         22          -     1,359             1,857         28          -      1,885
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              1,341         22          -     1,363             1,901         35          -      1,936
Other mortgage-backed                        14          -          -        14                21          -          -         21
Other securities                             66          -          -        66                65          -          -         65
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $1,421        $22        $ -    $1,443            $1,987        $35        $ -     $2,022
----------------------------------------------------------------------------------------------------------------------------------


Note: On March 31, 1999, as part of the sale of the credit card business, the Corporation sold $47 million of zero coupon U.S. Treasury securities from the investment securities portfolio. These securities were purchased and held to fund the interest rebate associated with the CornerStone(sm) credit card product and were no longer needed following the sale of the business. A gain of $7 million was realized from the sale of the securities and recorded as part of the net gain from divestitures.


Note 4 --     Other assets

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,         Dec. 31,         March 31,
(in millions)                                                                              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                                               $   490          $   468           $   411
  Other                                                                                      97              132                89
Accounts and fees receivable                                                                709              591               599
Interest receivable                                                                         248              262               250
Mortgage servicing advances                                                                 154              214               207
Receivables related to off-balance-sheet instruments                                        721              552               524
Assets held for accelerated resolution                                                        -               67               130
Other                                                                                     1,681            1,785             1,370
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                                  $4,100           $4,071            $3,580
----------------------------------------------------------------------------------------------------------------------------------


Note 5 --     Deposits

---------------------------------------------------------------------------------------------------------------------------------
                                                   MARCH 31,         Dec. 31,         Sept. 30,         June 30,        March 31,
(in millions)                                           1999             1998              1998             1998             1998
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and
       other savings accounts                        $12,686          $12,323           $11,540          $11,611          $11,401
     Retail savings certificates                       6,772            7,039             7,603            7,704            7,668
     Other time deposits                               1,810            1,931             2,182            2,035            1,887
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                        21,268           21,293            21,325           21,350           20,956
   Noninterest-bearing                                 9,151            9,976             8,334            8,880            9,505
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices            30,419           31,269            29,659           30,230           30,461
Deposits in foreign offices                            2,929            3,114             3,294            2,967            2,635
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                               $33,348          $34,383           $32,953          $33,197          $33,096
---------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Note 6 --     Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at March 31, 1999. In February 1998, the 8 million authorized and issued shares of the 8.20% Series K preferred stock was redeemed at a redemption price of $25 per share, or $200 million, plus accrued dividends. In connection with this redemption, the Corporation recorded approximately $7 million of issue costs as preferred stock dividends.


Note 7 --     Accumulated unrealized gains (losses), net of tax

These tables include the quarterly changes in the balances of both the accumulated unrealized gains (losses), net of tax and its individual components.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                MARCH 31,               March 31,
(in millions)                                                                                        1999                    1998
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $(21)                   $(12)
Quarterly change                                                                                       (3)                      1
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $(24)                   $(11)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                MARCH 31,               March 31,
(in millions)                                                                                        1999                    1998
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $ 46                     $33
Quarterly change                                                                                      (37)                      8
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $  9                     $41
---------------------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated unrealized gains (losses), net of tax
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                MARCH 31,               March 31,
(in millions)                                                                                        1999                    1998
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $ 25                     $21
Quarterly change                                                                                      (40)                      9
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $(15)                    $30
---------------------------------------------------------------------------------------------------------------------------------


Note 8 --    Foreign currency and securities trading revenue

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Quarter ended
                                                                                                                 March 31,
(in millions)                                                                                                1999           1998
---------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                                                   $ 42            $36
Debt instruments                                                                                                3              4
Interest rate contracts                                                                                        (9)             2
Futures contracts                                                                                               7             (1)
---------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                                               $ 43            $41
---------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recorded an unrealized loss of $4 million at March 31, 1999, and an unrealized gain of less than $1 million at March 31, 1998, related to securities held in the trading portfolio.

-------------------------------------------------------------------------------

Note 9 --     Computation of earnings per common share (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter ended
                                                                                        ------------------------------------------
(dollar amounts in millions, except per                                                 MARCH 31,          Dec. 31,      March 31,
 share amounts; common shares in thousands)                                                  1999              1998           1998
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change                                        $ 280              $222           $215
Cumulative effect of accounting change                                                        (26)                -              -
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                               254               222            215
Dividends on preferred stock                                                                    -                 -              9
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                                                       $ 254              $222           $206
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                                         261,724           261,541        257,714

Basic earnings per common share:
Income before cumulative effect of accounting change                                        $1.07             $ .85          $ .80
Cumulative effect of accounting change                                                       (.10)                -              -
----------------------------------------------------------------------------------------------------------------------------------
     Net income, pre-split                                                                 $  .97             $ .85          $ .80
     Net income, post-split                                                                $  .49             $ .42          $ .40
----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Income before cumulative effect of accounting change                                        $ 280              $222           $215
Cumulative effect of accounting change                                                        (26)                -              -
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                               254               222            215
Dividends on preferred stock                                                                    -                 -              9
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock (b)                                                   $ 254              $222           $206
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                                         261,724           261,541        257,714
Common stock equivalents:
   Stock options                                                                            3,870             4,149          5,339
   Common shares issuable upon conversion of
     7 1/4% Convertible Subordinated Capital Notes                                             50                58             83
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                            265,644           265,748        263,136
----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income before cumulative effect of accounting change                                        $1.06             $ .84          $ .78
Cumulative effect of accounting change                                                       (.10)                -              -
----------------------------------------------------------------------------------------------------------------------------------
     Net income, pre-split                                                                 $  .96             $ .84          $ .78
     Net income, post-split                                                                $  .48             $ .42          $ .39
----------------------------------------------------------------------------------------------------------------------------------

(a)  Calculated based on unrounded numbers.

(b) The after-tax benefit of interest expense on the assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods presented.

-------------------------------------------------------------------------------


Note 10 --    Supplemental information to the Consolidated Statement of
              Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Quarter ended
                                                                                                                  March 31,
(in millions)                                                                                                1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Reclassification of segregated assets to loans
 and real estate acquired                                                                                  $    -         $   12
Net transfers to real estate acquired                                                                           1              2
Purchase of Mellon United National Bank:
     Fair value of noncash assets acquired                                                                      -          1,074
     Liabilities assumed                                                                                        -           (725)
     Mellon common stock issued, from treasury                                                                  -           (255)
                                                                                                            -----         -------
         Net cash disbursed                                                                                     -             94
Purchase of Mellon 1st Business Bank:
     Fair value of noncash assets acquired                                                                      -          1,279
     Liabilities assumed                                                                                        -         (1,207)
                                                                                                            -----         ------
         Net cash disbursed                                                                                     -             72
----------------------------------------------------------------------------------------------------------------------------------


Note 11 --    Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.(continued)
         ---------------------------------

(b) Reports on Form 8-K

         During the first quarter of 1999, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated January 15, 1999, which included, under Items 5 and 7, (i) the Corporation's press release regarding fourth quarter and full-year 1998 results of operations and (ii) the Corporation's press release announcing plans to sell its mortgage business, credit card business and network services transaction processing unit as part of an initiative to sharpen its strategic focus on businesses with the highest return potential as well as an enhancement to its common share repurchase authorization.

         (2) A report dated January 29, 1999, which included, under Item 5, a description of the Corporation's progress with respect to its year 2000 project and the milestones that have been achieved since the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         (3) A report dated March 23, 1999, which included, under Item 5, a description of the Corporation's press release announcing that it and Citibank, a unit of Citigroup, had signed an agreement whereby Citibank will acquire the Corporation's credit card business, including a portfolio of $1.9 billion in credit card receivables.

         (4) A report dated March 31, 1999, which included, under Item 5, (i) a statement that the Corporation had completed the previously announced sale of the Corporation's credit card business to Citibank, a unit of Citigroup and (ii) a description of the Corporation's press release, dated April 1, 1999, announcing that it had reached a definitive agreement to sell the $14 billion commercial mortgage servicing portfolio of Mellon Mortgage Company's Cleveland-based Income Property Division to GMAC Commercial Mortgage Corporation.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 MELLON BANK CORPORATION
                                       (Registrant)



Date:  May 11, 1999              By:      Steven G. Elliott
                                        ---------------------------------------
                                          Steven G. Elliott
                                          Senior Vice Chairman and
                                           Chief Financial Officer
                                          (Duly Authorized Officer and
                                           Principal Financial Officer of
                                           the Registrant)

CORPORATE INFORMATION
-------------------------------------------------------------------------------

Business          Mellon Bank Corporation's principal direct subsidiaries are Mellon Bank, N.A., The Boston Company, Inc.,
of the            Buck Consultants, Inc., Newton Management Limited and a number of companies known as Mellon Financial Services
Corporation       Corporation. The Dreyfus Corporation, one of the nation's largest mutual fund companies, and Founders Asset
                  Management, LLC are wholly owned subsidiaries of Mellon Bank, N.A. Mellon's banking subsidiaries engage in retail financial services, commercial banking, trust and investment management services, residential real estate loan financing, equipment leasing, mutual fund activities, insurance products and various securities-related activities. Buck, a global actuarial and human resources consulting firm, provides a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs. The Mellon Financial
                  Services Corporations, through their subsidiaries and joint ventures, provide a broad range of bank-related services including equipment leasing, commercial loan financing, stock transfer services, cash management and numerous trust and investment management services. Mellon's principal executive office is located at One Mellon
                  Bank Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange          Mellon's common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer
Listing           agent and registrar is ChaseMellon Shareholder Services, P.O. Box 590, Ridgefield Park, NJ 07660-0590.
                  For more information, please call 1 800 205-7699.

Dividend          Subject to approval of the board of directors, dividends are paid on Mellon's common stock on or about
Payments          the 15th day of February, May, August and November.

Direct Stock      The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock
Purchase and      directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first
Dividend          shares of the Corporation's common stock through the plan, and shareholders may increase their shareholding
Reinvestment      by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which
Plan              may be obtained from ChaseMellon Shareholder Services by calling 1 800 842-7629.

Phone             Corporate Communications/            (412) 236-1264           Media inquiries
Contacts            Media Relations

                  Direct Stock Purchase and            1 800 842-7629           Plan prospectus and enrollment materials
                    Dividend Reinvestment Plan

                  Publication Requests                 1 800 205-7699           Requests for the Annual Report or quarterly
                                                                                  information

                  Securities Transfer Agent            1 800 205-7699           Questions regarding stock holdings, certificate
                                                                                  replacement/transfer, dividends and address
                                                                                  changes

                  Investor Relations                   (412) 234-5601           Questions regarding the Corporation's financial
                                                                                  performance


Shareholder       Quarterly earnings and other news releases can be obtained by fax by calling Company News on Call at
Publications      1 800 758-5804 and entering a six-digit code (552187). Copies of Mellon's filings with the Securities and
                  Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Bank Center, Room 4826, Pittsburgh, PA 15258-0001.

Internet          Mellon:  www.mellon.com                                            Dreyfus Retirement Services:  drs.dreyfus.com
Access            Buck:  www.buckconsultants.com                                     Founders:  www.founders.com
                  ChaseMellon Shareholder Services:  www.chasemellon.com             Newton:  www.newton.co.uk
                  Dreyfus:  www.dreyfus.com
                  Dreyfus Brokerage Services:  www.edreyfus.com
                  Dreyfus Investment Services Corporation:  www.disc.mellon.com


                                Index to Exhibits


     Exhibit No.                            Description                                      Method of Filing
     -----------                            -----------                                      ----------------
         3.1               Restated Articles of Incorporation of Mellon                      Previously filed as Exhibit 3.1 to
                           Bank Corporation, as amended and restated                         the Quarterly Report on Form 10-Q
                           as of September 17, 1998.                                         (File No. 1-7410) for the quarter
                                                                                             ended September 30, 1998, and
                                                                                             incorporated herein by reference.

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
