Form 10-Q
period 1999-06-30
MELLON BANK CORP
filed 1999-08-12
CIK 64782

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
              Class                                      June 30, 1999
              -----                                      -------------

   Common Stock, $.50 par value                            514,211,202

--------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

--------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

Financial Highlights                                                         2

Management's Discussion and Analysis of Financial Condition

 and Results of Operations (Items 2 and 3)                                   3

Financial Statements (Item 1):

    Consolidated Income Statement                                           51
    Consolidated Income Statement - Five Quarter Trend                      53
    Consolidated Balance Sheet                                              55
    Consolidated Statement of Cash Flows                                    56
    Consolidated Statement of Changes in Shareholders' Equity               58

Notes to Financial Statements                                               60

Part II - Other Information

Legal Proceedings (Item 1)                                                  67

Submission of Matters to a Vote of Security Holders (Item 4)                67

Exhibits and Reports on Form 8-K (Item 6)                                   67

Signature                                                                   69

Corporate Information                                                       70

Index to Exhibits                                                           71


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

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                                Quarter ended                              Six months ended
                                                          ---------------------------------------          -----------------------
                                                          JUNE 30,       March 31,       June 30,          JUNE 30,       June 30,
                                                              1999            1999           1998              1999           1998
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RESULTS

Diluted earnings per common share:
  Operating                                                   $.45 (a)        $.43 (a)       $.40            $.88 (a)       $.79
  Cash operating (b)                                           .50 (a)         .49 (a)        .45             .99 (a)        .89
  Reported                                                     .45             .48            .40             .93            .79
Net income applicable to common stock (in millions):
  Operating                                                   $236 (a)        $231 (a)       $215            $467 (a)       $421
  Cash operating (b)                                           266 (a)         260 (a)        243             526 (a)        474
  Reported                                                     238             254            215             492            421
Return on common equity (annualized):
  Operating                                                  21.4% (a)       20.9% (a)      20.8%           21.2% (a)       21.2%
  Cash operating (b)                                         41.1  (a)       40.4  (a)      44.1            40.8  (a)       41.3
  Reported                                                   21.6            23.1           20.8            22.3            21.2
Return on assets (annualized):
  Operating                                                  1.90% (a)       1.84% (a)      1.79%           1.87% (a)       1.84%
  Cash operating (b)                                         2.23  (a)       2.16  (a)      2.12            2.19  (a)       2.14
  Reported                                                   1.92            2.03           1.79            1.97            1.84
----------------------------------------------------------------------------------------------------------------------------------

SELECTED KEY DATA

Fee revenue as a percentage of net interest
  and fee revenue (FTE)                                        69%             68%            66%             68%             66%
Efficiency ratio excluding amortization of
  intangibles (c)                                              62%             62%            63%             62%             63%

Assets under management (in billions)(d)                  $    426        $    406       $    350
Assets under administration or
  custody (in billions)(d)                                   2,061           1,928          1,791

Dividends paid per common share                           $    .20        $    .18       $    .18        $    .38        $    .35
Dividends paid on common stock (in millions)                   104              94             93             198             177


Closing common stock price (d)                              $36.38          $35.19         $34.84
Market capitalization (in millions)(d)                      18,704          18,335         18,168
Average common shares and equivalents
  outstanding - diluted (in thousands)                     525,712         531,288        531,696         528,516         529,036
----------------------------------------------------------------------------------------------------------------------------------


CAPITAL RATIOS AT PERIOD END

Shareholders' equity to assets:
  Reported                                                   8.77%           9.12%          8.92%
  Tangible (b)                                               5.29            5.60           5.22
Tier I capital                                               6.87            6.89           6.51
Total (Tier I plus Tier II) capital                         11.18           11.22          10.83
Leverage capital                                             6.70            6.60           6.65
-------------------------------------------------------------------------------------------------

                                   (continued)

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS (CONTINUED)                                    Quarter ended                              Six months ended
                                                          ---------------------------------------          -----------------------
                                                          JUNE 30,       March 31,       June 30,          JUNE 30,       June 30,
(dollar amounts in millions)                                  1999            1999           1998              1999           1998
----------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES FOR THE PERIOD

Loans                                                      $30,504         $31,467        $30,302           $30,983        $29,848
Total interest-earning assets                               39,015          39,811         37,734            39,410         37,192
Total assets                                                49,766          50,677         47,965            50,219         47,102
Total tangible assets (b)                                   47,878          48,755         46,057            48,314         45,419
Deposits                                                    33,358          34,087         33,548            33,721         33,139
Notes and debentures                                         3,387           3,351          3,003             3,369          2,900
Trust-preferred securities                                     991             991            991               991            991
Total shareholders' equity                                   4,417           4,469          4,126             4,442          4,050
Tangible common shareholders' equity (b)                     2,591           2,608          2,218             2,600          2,317
----------------------------------------------------------------------------------------------------------------------------------

(a) Operating and cash operating results for the second quarter of 1999 exclude a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. The first quarter of 1999 excludes a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.
(b)  See page 7 for a definition of amounts and ratios.
(c)  See page 28 for the definition of this ratio.
(d)  Period-end amount.

Note: All calculations are based on unrounded numbers. In addition, per common share amounts and average shares outstanding have been restated to reflect the two-for-one common stock split distributed on May 17, 1999.


MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------------------------------------------------------------------------------


Diluted earnings per common share and net income applicable to common stock, on a reported basis, were $.45 and $238 million for the second quarter of 1999. Second quarter 1999 reported results included a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. The annualized return on common equity and return on assets, on a reported basis, were 21.6% and 1.92%, respectively, for the second quarter of 1999.

Excluding the net gain from divestitures and the nonrecurring expenses, second quarter 1999 diluted operating earnings per common share totaled $.45, an increase of 13% compared with $.40 in the second quarter of 1998. Operating net income applicable to common stock in the second quarter of 1999 was $236 million, an increase of 10% compared with $215 million in the second quarter of 1998. The annualized return on common equity and return on assets, on an operating basis, were 21.4% and 1.90%, respectively, for the second quarter of 1999, compared with 20.8% and 1.79%, respectively, for the second quarter of 1998. In the first quarter of 1999, diluted operating earnings per common share totaled $.43 and operating net income applicable to common stock was $231 million.

Diluted cash operating earnings per common share totaled $.50 in the second quarter of 1999, an increase of 11%, compared with $.45 in the second quarter of 1998. Cash operating net income applicable to common stock was $266 million, an increase of 9% compared with $243 million in the second quarter of 1998. The annualized cash

--------------------------------------------------------------------------------


return on tangible common equity and cash return on tangible assets, on an operating basis, were 41.1% and 2.23%, respectively, in the second quarter of 1999, compared with 44.1% and 2.12%, respectively, in the second quarter of 1998. In the first quarter of 1999, diluted cash operating earnings per common share totaled $.49 and cash operating net income applicable to common stock was $260 million.

Fee revenue for the second quarter of 1999 was impacted by the March 1999 sale of the credit card business. Excluding credit card revenue from the prior periods, fee revenue, which totaled $787 million in the second quarter of 1999, increased $98 million compared with the second quarter of 1998 and $16 million compared with the first quarter of 1999. Excluding the impact on fee revenue from the sale of the credit card business and the October 1998 acquisition of Newton Management Limited (Newton), fee revenue increased 10% in the second quarter of 1999 compared with the second quarter of 1998. This increase was led by higher trust and investment management revenue, up 12% over the prior-year period excluding the Newton acquisition. The $16 million, or 8% annualized, increase excluding credit card revenue, compared with the first quarter of 1999, primarily resulted from higher trust and investment management revenue. At June 30, 1999, assets under management totaled $426 billion, a 22% increase from June 30, 1998, and assets under administration or custody totaled $2,061 billion, a 15% increase from June 30, 1998.

Net interest revenue on a fully taxable equivalent basis was $363 million in the second quarter of 1999, down $11 million compared with $374 million in the prior-year period and down $8 million from $371 million in the first quarter of 1999. These decreases resulted from the sale of the credit card business. Excluding the net interest revenue generated by the credit card business in the prior periods, net interest revenue increased $4 million compared with the second quarter of 1998 and $7 million compared with the first quarter of 1999, reflecting a higher level of interest free funds.

Operating expense before trust-preferred securities expense and net revenue from acquired property for the second quarter of 1999 was $809 million, up $88 million from $721 million in the second quarter of 1998 and up $49 million from $760 million in the first quarter of 1999. These increases primarily resulted from $56 million of nonrecurring expenses as well as the impact of acquisitions and business growth. In the second quarter of 1999, the Corporation recorded a $30 million expense for a charitable contribution to the Mellon Bank Foundation, as well as $26 million of expenses primarily related to replacing obsolete computer equipment and closing facilities as part of Mellon's Third Century strategic initiatives. Excluding the effect of nonrecurring expenses, acquisitions and the credit card divestiture, operating expense before trust-preferred securities expense and net revenue from acquired property increased 2% in the second quarter of 1999 compared with the second quarter of 1998 and 1%, or 3% on an annualized basis, compared with the first quarter of 1999.

Credit quality expense was $5 million in the second quarter of 1999, compared with $13 million in the second quarter of 1998 and $15 million in the first quarter of 1999. The lower expense in the second quarter of 1999 compared with prior periods primarily resulted from a lower provision for credit losses due to the sale of the credit card business, as well as higher net revenue from acquired property. Net credit losses were $11 million in the second quarter of 1999, compared with $13 million in the second quarter of 1998 and $17 million in the first quarter of 1999.

Nonperforming assets totaled $142 million at June 30, 1999, compared with $161 million at March 31, 1999, $140 million at December 31, 1998, and $170 million at June 30, 1998. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .46% at June 30, 1999, compared with .53% at March 31, 1999, .44% at December 31, 1998, and .55% at June 30, 1998.

--------------------------------------------------------------------------------


Year-to-date 1999 compared with year-to-date 1998

For the first half of 1999, the Corporation reported diluted earnings per common share of $.93 and net income applicable to common stock of $492 million. Year-to-date 1999 results included an $87 million after-tax net gain from divestitures, or $.17 per common share, $36 million of nonrecurring expenses after taxes, or $.07 per common share, and a $26 million after-tax charge for the cumulative effect of a change in accounting principle, or $.05 per common share. The annualized return on common equity and return on assets, on a reported basis, were 22.3% and 1.97%, respectively, for the first half of 1999.

Excluding the net gain from divestitures, the nonrecurring expenses and the charge for a change in accounting principle, year-to-date 1999 diluted operating earnings per common share totaled $.88, an increase of 12%, compared with the $.79 in the first half of 1998. Operating net income applicable to common stock in the first half of 1999 was $467 million, an increase of 11% compared with $421 million in the first half of 1998. For the first half of 1999, diluted cash operating earnings per common share totaled $.99, an increase of 11% compared with $.89 in the first half of 1998. Cash operating net income applicable to common stock totaled $526 million, an increase of 11% compared with $474 million in the first six months of 1998.

Excluding credit card fees, fee revenue resulting from acquisitions and fees from the electronic filing of income tax returns in the first six months of 1998, fee revenue increased 11% in the first half of 1999, compared with the first half of 1998. Excluding the effect of the nonrecurring expenses, acquisitions and expenses related to the credit card business, operating expense before trust-preferred securities expense and net revenue from acquired property increased less than 3% in the first half of 1999 compared with the first half of 1998.

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------


Completed and pending divestitures

In January 1999, the Corporation announced its intentions to sell its credit card business, mortgage businesses and network services transaction processing unit as part of an initiative to sharpen its strategic focus on businesses with the highest growth and return potential. In March 1999, the Corporation completed the sale of the credit card business to Citibank, a unit of Citigroup and signed a definitive sale agreement to sell the commercial mortgage servicing business to GMAC Commercial Mortgage Corporation. The commercial mortgage transaction is closing on a portfolio-by-portfolio basis and is expected to be completed during the third quarter of 1999. In addition, on June 30, 1999, the Corporation completed the sale of the network services transaction processing unit to U.S. Bancorp. On August 4, 1999, a definitive sale agreement was signed to sell the residential mortgage business to Chase Mortgage Company, a subsidiary of The Chase Manhattan Corporation. The Corporation also currently expects to complete the sale of the residential mortgage business by the end of the third quarter of 1999.

In the second quarter of 1999, the Corporation recorded a $59 million pre-tax net gain from the completed and pending divestitures. The after-tax net gain from these transactions totaled $38 million, or $.07 per common share. The net gain primarily resulted from a gain on the sale of the network services transaction processing unit partially offset by an adjustment to the write-down that was recorded in the first quarter of 1999 to reflect the currently estimated sales proceeds to be received for the residential mortgage business. Including the $83 million pre-tax net gain from the first quarter of 1999, the pre-tax net gain from completed and pending divestitures totaled $142 million for the first half of 1999. For an analysis of the financial impact of these divestitures, see the

--------------------------------------------------------------------------------


"Completed/Pending Divestitures" disclosure in the "Business sectors" section on pages 8 through 18. Excluding gains or divestiture charges on the sales, the future impact of these divestitures on the Corporation's earnings is not expected to be material.

Proceeds from these divestitures will be invested in the Corporation's remaining businesses, used for acquisitions or to repurchase common stock. In a related action, in January 1999, the Corporation's board of directors approved an enhancement to an existing common share repurchase authorization by increasing the number of shares authorized for repurchase to 20 million shares of the Corporation's common stock. During the second quarter of 1999, 8 million shares of common stock were repurchased, bringing year-to-date repurchases to 13.4 million shares and leaving 6.6 million shares available for repurchase. All such repurchases will be used for general corporate purposes.

Two-for-one common stock split

In April 1999, the Corporation announced a two-for-one split of the Corporation's common stock. The two-for-one stock split was structured as a stock dividend of one additional share of common stock paid on each issued share of common stock. The additional shares resulting from the split were distributed on May 17, 1999, to shareholders of record at the close of business on May 3, 1999. All earnings, dividend per share and stock repurchase figures have been restated to reflect the stock split.

Common dividend increase

In the second quarter of 1999, the Corporation increased its quarterly common stock dividend by 11% to $.20 per common share. This was the ninth quarterly common dividend increase that the Corporation announced since the beginning of 1993, resulting in a total common dividend per share increase of approximately 240%.

Sale of Mellon (MD) Retail Offices

On July 22, 1999, Mellon Bank (MD) National Association entered into an agreement to sell its seven Maryland retail offices, including approximately $235 million of deposits and $35 million of loans, to Sandy Spring National Bank of Maryland. The sale is part of the Corporation's initiative to sharpen its strategic focus on businesses with the highest growth and return potential. The sale, which is expected to close by the end of the third quarter of 1999, will not have a material impact on the Corporation's financial position or results of operations.

CASH OPERATING RESULTS
--------------------------------------------------------------------------------


Except for the merger with Dreyfus in 1994, which was accounted for under the "pooling of interests" method, the Corporation has been required to account for business combinations under the "purchase" method of accounting. The purchase method results in the recording of goodwill and other identified intangibles that are amortized as noncash charges in future years into operating expense. The pooling of interests method does not result in the recording of goodwill or intangibles. Since goodwill and intangible amortization expense does not result in a cash expense, the economic value accruing to shareholders under either accounting method is the same assuming a given financing mix. Operating results, excluding the impact of intangibles, are shown in the table below.

--------------------------------------------------------------------------------------------------------------------------------
                                                                    Quarter ended                            Six months ended
                                                        ---------------------------------------           ----------------------
(dollar amounts in millions                             JUNE 30,        March 31,      June 30,           JUNE 30,      June 30,
 except per share amounts; ratios annualized)               1999 (a)         1999 (a)      1998               1999 (a)      1998
--------------------------------------------------------------------------------------------------------------------------------
Operating net income applicable to
  common stock                                       $     236        $     231       $     215         $     467      $     421
After-tax impact of amortization
  of intangibles from purchase acquisitions                 30               29              28                59             53
--------------------------------------------------------------------------------------------------------------------------------
    Cash operating net income applicable
      to common stock                                $     266        $     260       $     243         $     526      $     474
        Increase over prior-year period                      9%              13%             18%               11%            16%
    Cash operating earnings per common
      share - diluted (b)                            $     .50        $     .49       $     .45         $     .99      $     .89
        Increase over prior-year period                     11%              12%             15%               11%            15%

Average common equity                                $   4,417        $   4,469       $   4,126         $   4,442      $   4,000
Less:  Average goodwill and other identified
         intangibles, net of tax benefit (c)            (1,888)          (1,922)         (1,908)           (1,905)        (1,683)
Plus:  Average minority interest (d)                        62               61              --                63             --
--------------------------------------------------------------------------------------------------------------------------------
    Average tangible common equity (c)               $   2,591        $   2,608       $   2,218         $   2,600      $   2,317
    Cash return on tangible common equity (c)             41.1%            40.4%           44.1%             40.8%          41.3%

Average total assets                                 $  49,766        $  50,677       $  47,965         $  50,219      $  47,102
Average total tangible assets (c)                    $  47,878        $  48,755       $  46,057         $  48,314      $  45,419
Cash return on tangible assets (c)                        2.23%            2.16%           2.12%             2.19%          2.14%
--------------------------------------------------------------------------------------------------------------------------------

(a) Cash operating results for the second quarter of 1999 exclude a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. The first quarter of 1999 excludes a $49 million after-tax net gain from divestitures and the $26 million after-tax charge for the cumulative effect of a change in accounting principle.
(b) Prior-period per common share amounts have been restated to reflect the two-for-one common stock split distributed on May 17, 1999.
(c) The amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of $368 million, $374 million, $253 million, $371 million and $254 million, respectively, of average tax benefits related to tax deductible goodwill and other intangibles.
(d) Following the fourth quarter 1998 acquisition of a majority interest in Newton, the Corporation began to include minority interest in the calculation of average tangible common equity. Minority interest at June 30, 1999, and March 31, 1999, totaled $64 million and $62 million, respectively.

BUSINESS SECTORS
----------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED JUNE 30,
                                                          Global                Global              Regional          Specialized
                                       Wealth            Investment           Investment            Consumer           Commercial
                                      Management         Management            Services             Banking             Banking
(dollar amounts in millions,          ----------         ----------            --------             -------             -------
averages in billions)                 1999   1998       1999     1998         1999    1998       1999     1998       1999     1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue (expense)      $ 39   $ 35       $ (2)    $ (2)        $ 12    $ 10      $ 122    $ 126      $ 101    $  93
  Fee revenue                           82     68        246      197          229     206         46       35         21       26
----------------------------------------------------------------------------------------------------------------------------------
    Total revenue                      121    103        244      195          241     216        168      161        122      119
Credit quality expense (revenue)        --     (1)        --       --           --      --          2        3          4        3
Operating expense:

  Intangible amortization                5      5          7        5            3       3         12       12          8        8
  Trust-preferred securities             1     --         --       --           --      --          1        1          2        2
  Other                                 60     52        152      115          181     173         98       97         57       53
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expense             66     57        159      120          184     176        111      110         67       63
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes              55     47         85       75           57      40         55       48         51       53
Income taxes (benefits)                 21     18         35       32           23      16         20       18         20       21
----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                   $ 34   $ 29       $ 50     $ 43         $ 34    $ 24      $  35    $  30      $  31    $  32
----------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (a)            $ 39   $ 33       $ 55     $ 47         $ 37    $ 27      $  44    $  39      $  38    $  39
----------------------------------------------------------------------------------------------------------------------------------
Average assets                        $6.3   $5.5       $2.0     $1.6         $1.7    $1.2      $14.2    $12.5      $12.0    $10.6
Average common equity                 $0.4   $0.3       $0.5     $0.4         $0.5    $0.4      $ 0.6    $ 0.6      $ 0.7    $ 0.6
Average Tier I preferred equity       $ --   $ --       $ --     $ --         $ --    $ --      $ 0.1    $ 0.1      $ 0.1    $ 0.1
----------------------------------------------------------------------------------------------------------------------------------
Return on shareholders' equity (b)     37%    33%        38%      39%          28%     24%        21%      19%        17%      20%
Return on assets (b)                 2.16%  2.12%         NM       NM           NM      NM      0.98%    0.95%      1.05%    1.28%
Pretax operating margin                46%    46%        35%      38%          23%     18%        33%      30%        42%      45%
Pretax operating margin (c)            50%    51%        38%      40%          25%     20%        41%      37%        50%      54%
Efficiency ratio (c)                   50%    51%        62%      60%          75%     80%        58%      60%        47%      44%
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,
                                                          Global                Global              Regional          Specialized
                                       Wealth            Investment           Investment            Consumer           Commercial
                                      Management         Management            Services             Banking             Banking
(dollar amounts in millions,          ----------         ----------            --------             -------             -------
averages in billions)                 1999   1998       1999     1998         1999    1998       1999     1998       1999     1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue:

  Net interest revenue (expense)    $ 76     $ 67       $ (5)   $ --          $ 24    $ 22      $ 246    $ 251      $ 200    $ 181
  Fee revenue                        158      131        482     362           445     406         81       68         53       51
----------------------------------------------------------------------------------------------------------------------------------
    Total revenue                    234      198        477     362           469     428        327      319        253      232
Credit quality expense (revenue)      (2)      (1)        --      --            --      --          5        7          8        6
Operating expense:

  Intangible amortization             10        9         15       8             6       6         24       24         15       14
  Trust-preferred securities           1       --         --      --            --      --          2        2          5        5
  Other                              120      100        302     218           356     343        197      193        110      105
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expense          131      109        317     226           362     349        223      219        130      124
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and
  cumulative effect of
  accounting change                  105       90        160     136           107      79         99       93        115      102
Income taxes (benefits)               40       34         66      58            43      32         37       35         44       39
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting change         65       56         94      78            64      47         62       58         71       63
Cumulative effect of
  accounting change (d)               --       --         --      --            --      --         --       --         --       --
Net income (loss)                   $ 65     $ 56       $ 94    $ 78          $ 64    $ 47      $  62    $  58      $  71    $  63
----------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (a)          $ 74     $ 64       $104    $ 85          $ 70    $ 53      $  80    $  76      $  84    $  74
----------------------------------------------------------------------------------------------------------------------------------
Average assets                      $6.2     $5.3       $1.9    $1.4          $1.7    $1.2      $14.1    $12.7      $11.9    $10.2
Average common equity               $0.4     $0.4       $0.5    $0.4          $0.5    $0.4      $ 0.7    $ 0.6      $ 0.7    $ 0.6
Average Tier I preferred equity     $ --     $ --       $ --    $ --          $ --    $ --      $ 0.1    $ 0.1      $ 0.1    $ 0.1
----------------------------------------------------------------------------------------------------------------------------------
Return on shareholders' equity (b)   35%      34%        37%     38%           27%     25%        19%      18%        20%      20%
Return on assets (b)               2.10%    2.12%         NM      NM            NM      NM      0.88%    0.92%      1.21%    1.27%
Pretax operating margin              45%      46%        33%     37%           23%     18%        30%      29%        45%      44%
Pretax operating margin (c)          49%      50%        37%     40%           24%     20%        38%      37%        53%      52%
Efficiency ratio (c)                 51%      51%        63%     60%           76%     80%        60%      61%        43%      45%
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.
(b)  Annualized.
(c) Excludes amortization of intangibles and trust-preferred securities expense.
(d) The cumulative effect of an accounting change has not been allocated to any of the Corporation's reportable sectors.
(e) Includes $59 million and $142 million, respectively, in net gains from pending and completed divestitures for the three and six month periods ended June 30, 1999.
(f) Ratios exclude the impact of the net divestiture gains and nonrecurring expenses.
NM - Not meaningful.

----------------------------------------------------------------------------------------------------------------------------------
                 Large                                           Completed/              Real Estate
               Corporate               Total Core                 Pending               Workout/Other               Consolidated
                Banking                  Sectors                Divestitures               Activity                    Results
            ---------------         ---------------           ---------------          ---------------             ---------------
            1999       1998         1999       1998           1999       1998          1999       1998             1999       1998
----------------------------------------------------------------------------------------------------------------------------------

            $ 70      $  67       $  342      $ 329           $ 15       $ 34          $  6       $ 11           $  363     $  374
              70         60          694        592            152 (e)    116             6         10              852        718
----------------------------------------------------------------------------------------------------------------------------------
             140        127        1,036        921            167        150            12         21            1,215      1,092
               6         --           12          5              1         11            (8)        (3)               5         13

               1          1           36         34              1          1            --         --               37         35
               5          5            9          8             --          1            10         10               19         19
              81         79          629        569             85        114            58          3              772        686
----------------------------------------------------------------------------------------------------------------------------------
              87         85          674        611             86        116            68         13              828        740
----------------------------------------------------------------------------------------------------------------------------------
              47         42          350        305             80         23           (48)        11              382        339
              17         16          136        121             28          8           (20)        (5)             144        124
----------------------------------------------------------------------------------------------------------------------------------
            $ 30      $  26       $  214      $ 184           $ 52       $ 15          $(28)      $ 16           $  238     $  215
----------------------------------------------------------------------------------------------------------------------------------
            $ 30      $  26       $  243      $ 211           $ 53       $ 16          $(28)      $ 16           $  268     $  243
----------------------------------------------------------------------------------------------------------------------------------
            $9.6      $10.4       $ 45.8      $41.8           $2.7       $4.5          $1.3       $1.7           $ 49.8     $ 48.0
            $1.0      $ 1.0       $  3.7      $ 3.3           $0.2       $0.3          $0.5       $0.5           $  4.4     $  4.1
            $0.3      $ 0.3       $  0.5      $ 0.5           $ --       $ --          $0.5       $0.5           $  1.0     $  1.0
----------------------------------------------------------------------------------------------------------------------------------
             13%        11%          23%        21%             NM         NM            NM         NM              22%        21%
           1.27%      1.04%        1.87%      1.77%             NM         NM            NM         NM            1.92%      1.79%
             34%        33%          34%        33%             NM         NM            NM         NM              33% (f)    31%
             38%        38%          38%        38%             NM         NM            NM         NM              38% (f)    36%
             58%        62%          61%        62%             NM         NM            NM         NM              62% (f)    63%
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                 Large                                           Completed/              Real Estate
               Corporate               Total Core                 Pending               Workout/Other               Consolidated
                Banking                  Sectors                Divestitures               Activity                    Results
            ---------------         ---------------           ---------------          ---------------             ---------------
            1999       1998         1999       1998           1999       1998          1999       1998             1999       1998
----------------------------------------------------------------------------------------------------------------------------------

            $135      $ 129       $  676     $  650           $ 43       $ 62          $ 15       $ 29         $  734       $  741
             132        124        1,351      1,142            348 (e)    254            35         25          1,734        1,421
----------------------------------------------------------------------------------------------------------------------------------
             267        253        2,027      1,792            391        316            50         54          2,468        2,162
               6         --           17         12             11         19            (8)        (4)            20           27

               1          1           71         62              3          3            --         --             74           65
              11         11           19         18              1          1            19         20             39           39
             159        157        1,244      1,116            192        224            59         13          1,495        1,353
----------------------------------------------------------------------------------------------------------------------------------
             171        169        1,334      1,196            196        228            78         33          1,608        1,457
----------------------------------------------------------------------------------------------------------------------------------


              90         84          676        584            184         69           (20)        25            840          678
              33         30          263        228             70         25           (11)        (5)           322          248
----------------------------------------------------------------------------------------------------------------------------------

              57         54          413        356            114         44            (9)        30            518          430

              --         --           --         --             --         --            --         --            (26)          --
            $ 57      $  54       $  413     $  356           $114       $ 44          $ (9)      $ 30         $  492       $  430
----------------------------------------------------------------------------------------------------------------------------------
            $ 57      $  54       $  469     $  406           $117       $ 47          $ (9)      $ 30         $  551       $  483
----------------------------------------------------------------------------------------------------------------------------------
            $9.6      $10.4       $ 45.4     $ 41.2           $3.4       $4.4          $1.4       $1.5         $ 50.2       $ 47.1
            $1.0      $ 1.0       $  3.8     $  3.4           $0.3       $0.3          $0.3       $0.3         $  4.4       $  4.0
            $0.3      $ 0.3       $  0.5     $  0.5           $ --       $ --          $0.5       $0.5         $  1.0       $  1.0
----------------------------------------------------------------------------------------------------------------------------------
             12%        11%          22%        21%             NM         NM           NM          NM            22%          21%
           1.21%      1.04%        1.83%      1.74%             NM         NM           NM          NM          1.97%        1.84%
             34%        33%          33%        33%             NM         NM           NM          NM            32% (f)      31%
             38%        38%          38%        37%             NM         NM           NM          NM            37% (f)      36%
             59%        62%          61%        62%             NM         NM           NM          NM            62% (f)      63%
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


In the second quarter of 1999, the Corporation realigned its business sectors to better reflect the Corporation's organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six major business sectors. All prior periods have been restated. In addition, the effect of Completed/Pending Divestitures has been displayed separately, as discussed further on page 15. The operating results of the Corporation's major business sectors are presented and analyzed on an internal management reporting basis. Net interest revenue, fee revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business sectors are on a taxable equivalent basis. There is no intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 1998 Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Following the decision to sell the mortgage businesses, credit card business and network services transaction processing unit, the Corporation's core business sectors were restated to exclude these businesses. In addition, core business sectors were restated to exclude: the results of the merchant card processing business that was sold in December 1998; the results of a mutual fund administration service provided under a long-term contract that expires at the end of May 2000; and fee revenue from the electronic filing of income tax returns, which was discontinued at the end of 1998. These businesses' results are now reported as "Completed/Pending Divestitures." Furthermore, the Real Estate Workout sector, which previously had been reported separately, was combined with Other Activity. The Real Estate Workout sector has diminished in significance as the level of nonperforming assets has decreased.

Total Core Sectors

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                           -----------------------          -----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs             vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                $1,036           $921            $2,027         $1,792             12%            13%
Total operating expense                         674            611             1,334          1,196             10%            12%
Income before taxes                             350            305               676            584             15%            16%
Return on common equity                         23%            21%               22%            21%
Pretax operating margin (a)                     38             38                38             37
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Income before taxes for the Corporation's core sectors was $350 million in the second quarter of 1999, an increase of $45 million, or 15%, compared with the prior-year period. This increase resulted from positive operating leverage as revenues increased $115 million, or 12%, while operating expense increased $63 million, or 10%, and credit quality expense increased $7 million. The increase in total revenue was primarily due to higher fee revenue resulting from business growth as well as the October 1998 Newton acquisition which added $34 million of fee revenue. Total operating expense increased primarily due to business growth as well as acquisitions.

--------------------------------------------------------------------------------


Income before taxes for the Corporation's core sectors was $676 million in the first six months of 1999, an increase of $92 million, or 16%, compared with the prior-year period, driven by a 13% increase in total revenue partially offset by a 12% increase in operating expense and higher credit quality expense. This increase in revenue and expense resulted primarily from business growth, the Newton acquisition and the April 1998 Founders acquisition.

Wealth Management

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                         -------------------------           ----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs            vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $121           $103              $234           $198             17%            18%
Total operating expense                          66             57               131            109             14%            20%
Income before taxes                              55             47               105             90             17%            16%
Return on common equity                         37%            33%               35%            34%
Pretax operating margin (a)                      50             51                49             50
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Wealth Management includes private asset management services, private banking and jumbo residential mortgage lending. Income before taxes for the Wealth Management sector was $55 million in the second quarter of 1999, up $8 million, or 17%, from the prior-year period. Revenue increased $18 million, or 17%, due to higher private asset management fee revenue. Private assets under management increased to $55 billion at June 30, 1999 from $41 billion at June 30, 1998, due to new business and market appreciation. Operating expense increased $9 million, or 14%, in support of business growth.

Income before taxes for this sector was $105 million in the first six months of 1999, an increase of $15 million, or 16%, compared with the prior-year period. Total revenue increased 18% over the prior-year period, primarily due to growth in private asset management fees, while expenses increased 20% over the same period, reflecting investments in staff and information systems to support business growth. It is currently anticipated that operating expenses may increase at rates comparable to, or at times somewhat in excess of, revenue to provide a platform for higher business growth.

--------------------------------------------------------------------------------


Global Investment Management

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                           -----------------------          -----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs            vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $244           $195              $477           $362             25%            32%
Total operating expense                         159            120               317            226             31%            40%
Income before taxes                              85             75               160            136             14%            18%
Return on common equity                         38%            39%               37%            38%
Pretax operating margin (a)                      38             40                37             40
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Income before taxes for the Global Investment Management sector totaled $85 million in the second quarter of 1999, compared with $75 million in the second quarter of 1998, an increase of $10 million, or 14%. Revenue increased $49 million, or 25%, primarily due to higher mutual fund management fees due to a higher level of managed assets and the Newton acquisition. Mutual fund assets managed increased 22% to $151 billion at June 30, 1999, from $125 billion at June 30, 1998. Institutional assets under management increased 20% to $220 billion at June 30, 1999, due to new business and market appreciation, as well as the Newton acquisition. In addition, brokerage fees increased by $5 million. Total operating expense increased $39 million, or 31%, due to the Newton acquisition and the amortization of the related goodwill, and investments to support business growth. Excluding the impact of the Newton acquisition, revenue increased 9% and total operating expense increased 5%, resulting in a 16% increase in income before taxes.

Income before taxes for this sector was $160 million in the first six months of 1999, an increase of $24 million, or 18%, compared with the prior-year period. Total revenue increased 32% while expense increased 40%, resulting from the same factors responsible for the second quarter of 1999 increases as compared to the prior-year period. In addition, the full six-month impact of the April 1998 Founders acquisition also contributed to these increases. Excluding the impact of the Newton and Founders acquisitions, revenue increased 12% and expenses increased 8%, resulting in an 18% increase in income before taxes.

Global Investment Services

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                           -----------------------          -----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs            vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $241           $216              $469           $428             12%            10%
Total operating expense                         184            176               362            349              5%             4%
Income before taxes                              57             40               107             79             44%            36%
Return on common equity                         28%            24%               27%            25%
Pretax operating margin (a)                      25             20                24             20
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice

--------------------------------------------------------------------------------


outsourcing for investment managers. Income before taxes for the Global Investment Services sector of $57 million increased $17 million, or 44%, compared with the prior-year period. The increase was attributable to a $25 million, or 12%, increase in total revenue resulting, in part, from higher foreign exchange fees, increased benefits consulting fees and higher institutional trust and custody fee revenue compared with an increase of only $8 million, or 5%, in total operating expenses. Assets under administration/custody exceeded $2 trillion at June 30, 1999, an increase of 15% from the prior year.

Income before taxes for this sector was $107 million in the first six months of 1999, an increase of $28 million, or 36%, compared with the prior-year period. Revenue increased 10% primarily reflecting the same factors responsible for the second quarter of 1999 increase while expenses increased only 4%.

Regional Consumer Banking

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                           -----------------------          -----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs            vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $168           $161              $327           $319              4%             3%
Total operating expense                         111            110               223            219             --%             2%
Income before taxes                              55             48                99             93             17%             7%
Return on common equity                         21%            19%               19%            18%
Pretax operating margin (a)                      41             37                38             37
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Income before taxes for this sector totaled $55 million in the second quarter of 1999, an increase of $7 million, or 17%, compared with the second quarter of 1998. Total revenue increased $7 million, or 4%, due primarily to increased fee revenue. Total operating expense was essentially unchanged compared with the prior-year period reflecting the impact of initiatives to improve productivity and operating leverage.

Income before taxes for this sector was $99 million, an increase of $6 million, or 7% for the first six months of 1999 compared with the first six months of 1998. This increase is due primarily to the factors responsible for the second quarter 1999 increase as well as a $2 million decrease in credit quality expense.

--------------------------------------------------------------------------------


Specialized Commercial Banking

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                           -----------------------          -----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs            vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $122           $119              $253           $232              2%             9%
Total operating expense                          67             63               130            124              8%             6%
Income before taxes                              51             53               115            102            (7)%            11%
Return on common equity                          17%            20%               20%            20%
Pretax operating margin (a)                      50             54                53             52
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Income before taxes for this sector totaled $51 million in the second quarter of 1999, down $2 million, or 7%, from the second quarter of 1998. Revenue increased $3 million, or 2%, due to higher net interest revenue resulting from loan growth. This revenue growth was partially offset by lower gains on the sale of equity securities than were recorded in the second quarter of 1998. Operating expense increased $4 million, or 8%, from the prior-year period, due to higher business volumes.

Income before taxes for this sector was $115 million for the first six months of 1999, an increase of $13 million, or 11%, compared to the prior-year period. Revenue increased $21 million, or 9%, due to increased net interest revenue resulting from loan growth and the Mellon 1st Business Bank acquisition in February 1998. The $6 million, or 6%, increase in operating expense is primarily due to the Mellon 1st Business Bank acquisition, and higher business volumes as previously noted.

Large Corporate Banking

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                                Quarter ended                  Six months ended               --------------------
                                           -----------------------          -----------------------           2Q 99       6 Mos 99
(dollar amounts in millions,               JUNE 30,       June 30,          JUNE 30,       June 30,            vs            vs
 ratios are annualized)                        1999           1998              1999           1998           2Q 98       6 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $140           $127              $267           $253             11%             6%
Total operating expense                          87             85               171            169              3%             1%
Income before taxes                              47             42                90             84             14%             9%
Return on common equity                          13%            11%               12%            11%
Pretax operating margin (a)                      38             38                38             38
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Large Corporate Banking includes cash management, large corporate and institutional lending, corporate finance and derivative products, securities underwriting and trading and international banking. Income before taxes was $47 million for the second quarter of 1999, an increase of $5 million, or 14%, from the second quarter of 1998. An increase in credit quality expense was more than offset by revenue growth of 11%, while operating expenses increased just 3%. The revenue growth was driven by higher cash management fee revenue.

--------------------------------------------------------------------------------


Income before taxes for this sector was $90 million in the first six months of 1999, an increase of $6 million, or 9%, compared with the prior-year period. Revenue increased 6% while expenses increased just 1%. The revenue growth was driven primarily by higher cash management revenue, while the favorable expense trend reflects cost control efforts.

Completed/Pending Divestitures

Completed/Pending Divestitures includes residential and commercial mortgage loan origination and servicing; credit card; merchant card processing; and network services transaction processing; and, 1998 results include the fee revenue from the electronic filing of income tax returns service, which was discontinued at the end of 1998. In addition, Completed/Pending Divestitures includes the results of a mutual fund administration service provided under a long-term contract with a third party that expires at the end of May 2000. Completed/Pending Divestitures income before taxes was $80 million in the second quarter of 1999 and $23 million in the second quarter of 1998. The second quarter and first six months of 1999 include the $59 million and $142 million, respectively, of net gains from completed and pending divestitures, as further discussed in "Significant financial events" on pages 5 and 6.

Real Estate Workout/Other Activity

Real Estate Workout/Other Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the lines of business. The Real Estate Workout/Other Activity sector's pretax loss for the second quarter of 1999 was $48 million, compared with income of $11 million in the second quarter of 1998. Revenue primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors, and gains from the sale of assets. Operating expense includes trust-preferred securities expense and various nonrecurring charges for items not attributable to the operations of a business sector. The second quarter of 1999 includes $56 million of nonrecurring expenses related to a $30 million charitable contribution to the Mellon Bank Foundation and $26 million of expenses as part of the Mellon Third Century strategic initiatives. Average assets primarily include assets of certain support areas not identified with the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors.

----------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTERS ENDED JUNE 30, AND MARCH 31,
                                                            Global                Global            Regional         Specialized
                                         Wealth           Investment            Investment          Consumer         Commercial
                                       Management         Management             Services           Banking            Banking
                                     -------------     ---------------       ---------------    ---------------    ---------------
(dollar amounts in millions,         2ND Q   1st Q     2ND Q     1st Q       2ND Q     1st Q    2ND Q     1st Q    2ND Q     1st Q
 averages in billions)                1999    1999      1999      1999        1999      1999     1999      1999     1999      1999
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue (expense)      $ 39    $ 37      $ (2)     $ (3)       $ 12      $ 12    $ 122     $ 124    $ 101     $  99
  Fee revenue                           82      76       246       236         229       216       46        35       21        32
----------------------------------------------------------------------------------------------------------------------------------
    Total revenue                      121     113       244       233         241       228      168       159      122       131
Credit quality expense (revenue)        --      (2)       --        --          --        --        2         3        4         4
Operating expense:
  Intangible amortization                5       5         7         8           3         3       12        12        8         7
  Trust-preferred securities             1      --        --        --          --        --        1         1        2         3
  Other                                 60      60       152       150         181       175       98        99       57        53
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expense             66      65       159       158         184       178      111       112       67        63
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and
  cumulative effect of accounting
  change                                55      50        85        75          57        50       55        44       51        64
Income taxes (benefits)                 21      19        35        31          23        20       20        17       20        24
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting change           34      31        50        44          34        30       35        27       31        40
Cumulative effect of accounting
  change (a)                            --      --        --        --          --        --       --        --       --        --
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $ 34    $ 31      $ 50      $ 44        $ 34      $ 30    $  35     $  27    $  31     $  40
----------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (b)            $ 39    $ 35      $ 55      $ 49        $ 37      $ 33    $  44     $  36    $  38     $  46
----------------------------------------------------------------------------------------------------------------------------------
Average assets                        $6.3    $6.1      $2.0      $1.9        $1.7      $1.7    $14.2     $14.1    $12.0     $11.7
Average common equity                 $0.4    $0.4      $0.5      $0.5        $0.5      $0.5    $ 0.6     $ 0.7    $ 0.7     $ 0.7
Average Tier I preferred equity       $ --    $ --      $ --      $ --        $ --      $ --    $ 0.1     $ 0.1    $ 0.1     $ 0.1
----------------------------------------------------------------------------------------------------------------------------------
Return on shareholders' equity (c)     37%     34%       38%       36%         28%       26%      21%       16%      17%       23%
Return on assets (c)                 2.16%   2.03%        NM        NM          NM        NM    0.98%     0.78%    1.05%     1.38%
Pretax operating margin                46%     44%       35%       32%         23%       22%      33%       28%      42%       49%
Pretax operating margin (d)            50%     49%       38%       36%         25%       23%      41%       36%      50%       57%
Efficiency ratio (d)                   50%     53%       62%       64%         75%       77%      58%       63%      47%       40%
----------------------------------------------------------------------------------------------------------------------------------

(a) The cumulative effect of an accounting change has not been allocated to any of the Corporation's reportable sectors.
(b) Excludes the after-tax impact of amortization of goodwill and other intangibles from purchase acquisitions.
(c)  Annualized.
(d) Excludes amortization of intangibles and trust-preferred securities expense.
(e) Includes $59 million and $83 million, respectively, in net gains from pending and completed divestitures for the quarters ended June 30, 1999 and March 31, 1999.
(f) Ratios exclude the impact of the net divestiture gains and nonrecurring expenses.
NM - Not meaningful.

---------------------------------------------------------------------------------------------------------------------------------
               Large                                            Completed/               Real Estate
             Corporate                Total Core                 Pending                Workout/Other              Consolidated
              Banking                   Sectors                Divestitures                Activity                   Results
         ----------------          ----------------          ----------------        -------------------         ---------------
         2ND Q      1st Q          2ND Q      1st Q          2ND Q      1st Q         2ND Q        1st Q          2ND Q    1st Q
          1999       1999           1999       1999           1999       1999          1999         1999           1999     1999
--------------------------------------------------------------------------------------------------------------------------------

          $ 70       $ 65         $  342      $ 334           $ 15       $ 28          $  6         $  9       $  363     $  371
            70         62            694        657            152 (e)    196 (e)         6           29          852        882
--------------------------------------------------------------------------------------------------------------------------------
           140        127          1,036        991            167        224            12           38        1,215      1,253
             6         --             12          5              1         10            (8)          --            5         15

             1         --             36         35              1          2            --           --           37         37
             5          6              9         10             --          1            10            9           19         20
            81         78            629        615             85        107            58            1          772        723
--------------------------------------------------------------------------------------------------------------------------------
            87         84            674        660             86        110            68           10          828        780
--------------------------------------------------------------------------------------------------------------------------------

            47         43            350        326             80        104           (48)          28          382        458
            17         16            136        127             28         42           (20)           9          144        178
--------------------------------------------------------------------------------------------------------------------------------

            30         27            214        199             52         62           (28)          19          238        280
            --         --             --         --             --         --            --           --           --        (26)
---------------------------------------------------------------------------------------------------------------------------------
          $ 30       $ 27         $  214      $ 199           $ 52       $ 62          $(28)        $ 19       $  238     $  254
--------------------------------------------------------------------------------------------------------------------------------
          $ 30       $ 27         $  243      $ 226           $ 53       $ 64          $(28)        $ 19       $  268     $  283
--------------------------------------------------------------------------------------------------------------------------------
          $9.6       $9.7         $ 45.8      $45.2           $2.7       $4.0          $1.3         $1.5       $ 49.8     $ 50.7
          $1.0       $1.0         $  3.7      $ 3.8           $0.2       $0.3          $0.5         $0.4       $  4.4     $  4.5
          $0.3       $0.3         $  0.5      $ 0.5           $ --       $ --          $0.5         $0.5       $  1.0     $  1.0
----------------------------------------------------------------------------------------------------------------------------------
           13%        11%            23%        22%             NM         NM            NM           NM          22%        23%
         1.27%      1.15%          1.87%      1.79%             NM         NM            NM           NM        1.92%      2.03%
           34%        34%            34%        33%             NM         NM            NM           NM          33% (f)    32% (f)
           38%        39%            38%        37%             NM         NM            NM           NM          38% (f)    37% (f)
           58%        61%            61%        62%             NM         NM            NM           NM          62% (f)    62% (f)
----------------------------------------------------------------------------------------------------------------------------------



Income before taxes for the Corporation's core sectors increased $24 million, or 7%, or at an annualized rate of 29%, in the second quarter of 1999 compared to the first quarter of 1999. This increase resulted from strong operating leverage across all sectors except Specialized Commercial Banking, as revenues increased $45 million, or 18% on an annualized basis, while expenses increased only $14 million, or 9% on an annualized basis, and credit quality expense increased $7 million. The revenue growth was driven by increased institutional trust and custody fees, higher mutual fund management fees, increased cash management revenue, higher private asset management revenue and higher benefits consulting and administration fees.

Income before taxes for the Wealth Management sector increased $5 million, or 11%, in the second quarter of 1999 compared to the first quarter of 1999. This increase resulted from revenue growth of 6% while expenses were virtually unchanged. The revenue increase was driven primarily by higher private asset management fees as private assets under management increased by $5 billion, or 7%, from March 31, 1999.

Income before taxes for the Global Investment Management sector increased $10 million, or 11% in the second quarter of 1999 compared to the first quarter of 1999. Revenue increased 4% while expenses were virtually unchanged. The revenue growth was due primarily to higher mutual fund management fees.

--------------------------------------------------------------------------------


Income before taxes for the Global Investment Services sector increased $7 million, or 12%, in the second quarter of 1999 compared with the first quarter of 1999. Revenue increased 6% due to higher administration and custody fee revenue and increased fees from benefits consulting and administrative services. Total expenses increased 4% in support of business growth.

Income before taxes for the Regional Consumer Banking sector increased $11 million or 27% in the second quarter of 1999 compared to the first quarter of 1999. Revenue increased 6%, while expenses decreased 2%. Revenue increased primarily due to higher fee revenue. The expense trend reflects continued cost control efforts.

Income before taxes for the Specialized Commercial Banking sector decreased $13 million in the second quarter of 1999 compared to the first quarter of 1999. The decline is primarily due to higher venture capital and lease residual gains in the first quarter of 1999.

Income before taxes for the Large Corporate Banking sector increased $4 million, or 12%, in the second quarter of 1999 compared with the first quarter of 1999. Revenue increased 12%, expenses increased 4%, and credit quality expense increased by $6 million. The revenue growth was driven primarily by higher cash management revenue.

NONINTEREST REVENUE
----------------------------------------------------------------------------------------------------------------------------------
                                                                         Quarter ended                         Six months ended
                                                             --------------------------------------        -----------------------
                                                             JUNE 30,      March 31,       June 30,        JUNE 30,       June 30,
(dollar amounts in millions)                                     1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Trust and investment fee revenue:
   Investment management                                       $  284         $  278         $  227          $  562         $  429
   Administration and custody                                     147            139            137             286            269
   Benefits consulting                                             61             56             54             117            106
   Brokerage fees                                                  16             15             11              31             21
----------------------------------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                     508            488            429             996            825
Cash management and deposit transaction charges                    70             66             65             136            126
Mortgage servicing fees                                            51             52             53             103            108
Foreign currency and securities trading revenue                    45             43             38              88             79
Credit card fees                                                   --             18             23              18             47
Information services fees                                          18             13             10              31             21
Other                                                              95            109             94             204            204
----------------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                                          787            789            712           1,576          1,410
Net gain from divestitures                                         59             83             --             142              -
Gains on the sale of securities                                    --             --              1              --              1
----------------------------------------------------------------------------------------------------------------------------------
       Total noninterest revenue                               $  846         $  872         $  713          $1,718         $1,411
----------------------------------------------------------------------------------------------------------------------------------

Fee revenue as a percentage of net interest and
   fee revenue (FTE)                                              69%            68%            66%             68%            66%
Trust and investment fee revenue as a percentage
  of net interest and fee revenue (FTE)                           44%            42%            39%             43%            38%

Assets under management (in billions)(a)                       $  426         $  406         $  350
Assets under administration or
  custody (in billions)(a)                                      2,061          1,928          1,791
---------------------------------------------------------------------------------------------------

                                                            2nd Qtr. 1999               2nd Qtr. 1999                 Six Mo. 1999
                                                                over                        over                          over
                                                            2nd Qtr. 1998               1st Qtr. 1999                 Six Mo. 1998
----------------------------------------------------------------------------------------------------------------------------------

Trust and investment fee revenue growth (b)                      12%                         17%(c)                       13%
Total fee revenue growth (b)                                     10%                          8%(c)                       11%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Period-end amount.
(b) Excluding credit card fees, the effect of acquisitions and fees from the electronic filing of income tax returns.
(c)  Presented on an annualized basis.


Fee revenue

Fee revenue increased $75 million, or 11%, in the second quarter of 1999 compared with the second quarter of 1998. Excluding credit card fees from the second quarter of 1998 and fee revenue resulting from the October 1998 Newton acquisition, fee revenue increased 10% compared with the prior-year period. This increase was attributable to higher trust and investment revenue, up 12% over the prior-year period, excluding the impact of the Newton acquisition.

--------------------------------------------------------------------------------


Total trust and investment fee revenue

The $79 million, or 19%, increase in trust and investment fee revenue in the second quarter of 1999, compared with the prior-year period, reflects a $57 million increase in investment management revenue, a $10 million increase in administration and custody revenue, a $7 million increase in benefits consulting and a $5 million increase in brokerage fees. These increases resulted from net new business, higher transaction volumes and an increase in the market value of assets under management, as well as revenue resulting from the Newton acquisition. Excluding the revenue from this acquisition, trust and investment fee revenue increased 12% compared with the second quarter of 1998. Including the trust and investment fee gross revenue generated by the Corporation's joint ventures, trust and investment fee revenue increased 15% compared with the second quarter of 1998.

Investment management fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter ended                          Six months ended
                                                             --------------------------------------        -----------------------
                                                             JUNE 30,      March 31,       June 30,        JUNE 30,       June 30,
(in millions)                                                    1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees (a):
   Equity funds                                                  $ 65           $ 61           $ 48            $126           $ 81
   Taxable money market funds:
     Institutional                                                 27             25             21              52             39
     Individuals                                                    9              9              8              18             16
   Tax-exempt bond funds                                           23             23             23              46             47
   Fixed-income funds                                              12             12              9              24             16
   Tax-exempt money market funds                                    7              8              7              15             14
   Nonproprietary                                                   6              6              4              12              7
----------------------------------------------------------------------------------------------------------------------------------
         Total managed mutual fund fees                           149            144            120             293            220
Private asset                                                      73             71             54             144            106
Institutional asset                                                62             63             53             125            103
----------------------------------------------------------------------------------------------------------------------------------
         Total investment management fee revenue                 $284           $278           $227            $562           $429
----------------------------------------------------------------------------------------------------------------------------------

(a) Net of quarterly mutual fund fees waived and fund expense reimbursements of $9 million, $8 million and $10 million at June 30, 1999, March 31, 1999, and June 30, 1998, respectively. Net of year-to-date fees waived and fund expense reimbursements of $17 million and $21 million at June 30, 1999, and June 30, 1998, respectively.

The $57 million increase in investment management revenue in the second quarter of 1999, compared with the prior-year period, resulted from a $29 million, or 25%, increase in mutual fund management revenue, a $19 million, or 34%, increase in private asset management revenue and a $9 million, or 18%, increase in institutional asset management revenue. These increases resulted from the Newton acquisition, net new business and an increase in the market value of assets under management. Excluding the revenue from the Newton acquisition, mutual fund management revenue increased $15 million or 13%, private asset management revenue increased $9 million or 16%, institutional asset management increased $1 million or 1%, and total investment management revenue increased $25 million, or 11%, in the second quarter of 1999 compared with the prior-year period.

Mutual fund management fees are based upon the average net assets of each fund. The average net assets of proprietary funds managed at Dreyfus/Founders/Newton in the second quarter of 1999 were $126 billion, up $17 billion from $109 billion in the second quarter of 1998 and up $1 billion from $125 billion in the first quarter of 1999. The increase from the second quarter of 1998 primarily resulted from increases in average net assets of

--------------------------------------------------------------------------------


equity funds and institutional taxable money market funds. Proprietary equity funds averaged $44 billion in the second quarter of 1999, compared with $33 billion in the second quarter of 1998 and $42 billion in the first quarter of 1999.

As shown in the table below, the market value of trust assets under management was $426 billion at June 30, 1999, a $20 billion increase from $406 billion at March 31, 1999, and a $76 billion increase from $350 billion at June 30, 1998. This increase resulted from net new business and a general market increase. At June 30, 1999, compared to March 31, 1999, the S&P 500 Index increased 6.7% while the Lehman Brothers Long-Term Government Bond Index decreased 2.4%.

----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT
                                                             JUNE 30,      March 31,       Dec. 31,       Sept. 30,       June 30,
(in billions)                                                    1999           1999           1998            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Mutual fund assets managed:
    Equity funds                                                 $ 46           $ 43           $ 40            $ 30           $ 34
    Taxable money market funds:
        Institutional                                              39             40             40              38             35
        Individuals                                                 9              9              9               9              8
    Tax-exempt bond funds                                          16             16             16              17             16
    Fixed-income funds                                              7              8              7               7              7
    Tax-exempt money market funds                                   8              8              8               8              8
    Nonproprietary                                                 26             23             21              16             17
----------------------------------------------------------------------------------------------------------------------------------
          Total mutual fund assets managed                        151            147            141             125            125
Private asset                                                      55             50             47              37             41
Institutional asset (a)                                           220            209            201             172            184
----------------------------------------------------------------------------------------------------------------------------------
          Total market value of assets
            under management                                     $426           $406           $389            $334           $350
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes assets managed at Pareto Partners of $28 billion at June 30, 1999; $28 billion at March 31, 1999; $24 billion at December 31, 1998; $24 billion at September 30, 1998; and $25 billion at June 30, 1998. The Corporation has a 30% equity interest in Pareto Partners.

At June 30, 1999, the combined market values of $26 billion of nonproprietary mutual funds and $220 billion of institutional assets managed, by asset type, were as follows: equities, $104 billion; balanced, $44 billion; fixed income, $42 billion; money market, $28 billion; and $28 billion at Pareto Partners, primarily in currency overlay and global fixed-income products, for a total of $246 billion.

Administration and custody fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter ended                          Six months ended
                                                             --------------------------------------        -----------------------
                                                             JUNE 30,      March 31,       June 30,        JUNE 30,       June 30,
(in millions)                                                    1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust                                              $104           $100          $  98            $204           $193
Mutual fund                                                        38             34             34              72             67
Private asset                                                       5              5              5              10              9
----------------------------------------------------------------------------------------------------------------------------------
   Total administration and custody fee revenue                  $147           $139           $137            $286           $269
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


As shown in the table on the prior page, administration and custody fee revenue increased $10 million, or 7%, in the second quarter of 1999 compared with the second quarter of 1998. This increase resulted from a $6 million, or 7%, increase in institutional trust and custody revenue, primarily the result of net new business and higher transaction volumes, and a $4 million, or 8%, increase in mutual fund administration revenue. The growth within institutional trust and custody revenue was tempered by the contribution of business to the Russell/Mellon Analytical Services Inc. and the CIBC Mellon Global Securities Services joint ventures. The results of these joint ventures are accounted for under the equity method of accounting, which reports the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. The table below shows institutional trust and custody fee revenue including the gross revenue generated by the Corporation's joint ventures that provide institutional trust and custody services. Including the institutional trust and custody gross revenue generated by the Corporation's joint ventures that provide institutional trust and custody services, institutional trust and custody revenue increased $23 million, or 22%, compared with the second quarter of 1998 and $6 million, or 4%, or at an annualized rate of 15%, compared with the first quarter of 1999.

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter ended                          Six months ended
INSTITUTIONAL TRUST AND                                      --------------------------------------        -----------------------
  CUSTODY FEE REVENUE                                        JUNE 30,      March 31,       June 30,        JUNE 30,       June 30,
(in millions)                                                    1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Total institutional trust and custody fee
  revenue - as reported                                          $104           $100          $  98            $204           $193
Adjustment to reflect joint venture revenue                        28             26             11              54             21
----------------------------------------------------------------------------------------------------------------------------------
Adjusted institutional trust and custody fee revenue             $132           $126           $109            $258           $214
----------------------------------------------------------------------------------------------------------------------------------


Mutual fund administration and custody fees are expected to be impacted beginning in the second quarter of 2000 as a long-term contract with a third party expires at the end of May 2000. Fees from this contract totaled approximately $22 million in the second quarter of 1999.

The market value of assets under administration/custody, shown in the table below, was $2,061 billion at June 30, 1999, an increase of $133 billion compared with $1,928 billion at March 31, 1999, and an increase of $270 billion compared with $1,791 billion at June 30, 1998. This increase resulted from net new business and a general market increase.

----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
(in billions)                                           1999             1999              1998             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust (a)                               $1,954           $1,826            $1,803           $1,556            $1,701
Mutual fund                                               73               69                62               52                54
Private asset                                             34               33                38               34                36
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $2,061           $1,928            $1,903           $1,642            $1,791
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $327 billion of assets at June 30, 1999; $218 billion of assets at March 31, 1999; $244 billion of assets at December 31, 1998; $265 billion of assets at September 30, 1998; and $316 billion of assets at June 30, 1998, administered by CIBC Mellon Global Securities Services, a joint venture.

--------------------------------------------------------------------------------


Benefits consulting and brokerage fees

Benefits consulting fees increased $7 million, or 14%, in the second quarter of 1999, compared with the prior-year period, primarily resulting from net new business and increased project activity with existing clients. The $5 million, or 38%, increase in brokerage fees primarily resulted from higher trading volumes. Dreyfus Brokerage Services, Inc. averaged approximately 9,800 trades per day in the second quarter of 1999, compared with approximately 9,600 trades per day in the first quarter of 1999 and approximately 5,900 trades per day in the second quarter of 1998.

Cash management and deposit transaction charges

The $5 million, or 7%, increase in cash management fees and deposit transaction charges in the second quarter of 1999, compared with the prior-year period, primarily resulted from higher volumes.

Mortgage servicing fees

Mortgage servicing fees decreased $2 million, or 4%, in the second quarter of 1999, compared with the second quarter of 1998. This decrease primarily resulted from a lower principal balance of mortgages serviced. The Corporation currently expects to complete the divestitures of the mortgage businesses by the end of the third quarter of 1999.

Foreign currency and securities trading revenue

The $7 million, or 19%, increase in foreign currency and securities trading revenue in the second quarter of 1999, compared with the second quarter of 1998, was primarily related to growth in the number of foreign exchange customers and related volumes.

Credit card fees

The absence of credit card fees in the second quarter of 1999 resulted from the divestiture of the credit card business.

Information services fees

Information services fees totaled $18 million in the second quarter of 1999, an increase of $8 million, or 78%, compared with the second quarter of 1998. This increase was primarily related to higher shareholder services revenue. Information services fees include the fee revenue generated by the network services transaction processing unit that was sold on June 30, 1999. This business generated approximately $14 million and $27 million of fee revenue, respectively, in the second quarter and first six months of 1999.

As discussed previously, the Corporation has entered into several joint ventures, including shareholder services, global custody and asset management joint ventures. The Corporation's joint ventures generated approximately $115 million of gross fee revenue in the second quarter of 1999, compared with approximately $100 million in the first quarter of 1999 and approximately $70 million in the second quarter of 1998. The Corporation accounts for its interest in joint ventures under the equity method of accounting with the net results primarily recorded as information services fee revenue as well as trust and investment revenue.

--------------------------------------------------------------------------------


Other fee revenue

Other fee revenue was $95 million in the second quarter of 1999, an increase of $1 million compared with the second quarter of 1998.

Completed and pending sale of credit card, mortgage and network services businesses

Completed and pending divestitures are discussed further in the "Significant financial events" section on pages 5 and 6. For an analysis of the financial impact of these divestitures, see the "Completed/Pending Divestitures" disclosure in the "Business sectors" section on pages 8 through 18.

Net gain from divestitures

In the second quarter and first quarter of 1999, the Corporation recorded a $59 million and an $83 million, respectively, pre-tax net gain from completed and pending divestitures. For further analysis of net gain from divestitures, see the "Completed and pending divestitures" disclosure in the "Significant financial events" section on pages 5 and 6.

Second quarter 1999 compared with first quarter 1999

Fee revenue, excluding credit card revenue, increased $16 million, or 2%, or at an annualized rate of 8%, compared with the first quarter of 1999. This increase resulted from growth in trust and investment fee revenue. Compared with the first quarter of 1999, trust and investment fee revenue increased 4%, or at an annualized rate of 17%.

Year-to-date 1999 compared with year-to-date 1998

Fee revenue totaled $1.576 billion in the first six months of 1999, a $166 million increase compared with $1.410 billion in the first six months of 1998. This increase primarily resulted from the same factors responsible for the second quarter of 1999 increase as compared to the second quarter of 1998 as well as fee revenue resulting from the acquisition of Founders Asset Management in April of 1998. This increase was partially offset by the elimination of fees from the electronic filing of income tax returns, a service that was discontinued at the end of 1998. Excluding credit card fees, fee revenue resulting from acquisitions and the fees from the electronic filing of income tax returns in the first six months of 1998, fee revenue increased 11% compared with the first six months of 1998.

NET INTEREST REVENUE
--------------------------------------------------------------------------------


Net interest revenue on a fully taxable equivalent basis for the second quarter of 1999 totaled $363 million compared with $374 million in the second quarter of 1998 and $371 million in the first quarter of 1999. The net interest margin was 3.74% in the second quarter of 1999, compared with 3.97% in the second quarter of 1998 and 3.78% in the first quarter of 1999. The $11 million and $8 million decreases, respectively, in net interest revenue on a fully taxable equivalent basis in the second quarter of 1999, compared with the prior periods, resulted from the sale of the credit card business. Excluding the net interest revenue generated by the credit card business in the prior periods, net interest revenue increased $4 million compared with the second quarter of 1998 and $7 million compared with the first quarter of 1999, reflecting a higher level of interest free funds.

The Corporation sold its credit card business on March 31, 1999, and currently expects to complete the sale of its residential mortgage servicing business by the end of the third quarter of 1999, as discussed further in the "Significant financial events" section on pages 5 and 6. Credit card loans sold in the first quarter of 1999 totaled approximately $800 million at year-end 1998, while the residential mortgage warehouse portfolio that will be sold as part of the divestiture of the residential mortgage servicing business totaled approximately $700 million at June 30, 1999.

Year-to-date 1999 compared with year-to-date 1998

Net interest revenue and the net interest margin, on a taxable equivalent basis, were $734 million and 3.76%, respectively, in the first half of 1999, compared with $741 million and 4.02%, respectively, in the first half of 1998. The $7 million decrease in net interest revenue on a fully taxable equivalent basis resulted from the sale of the credit card business, partially offset by a higher level of interest free funds. Excluding the net interest revenue generated by the credit card business in the first quarter of 1999 and first half of 1998, net interest revenue increased $6 million compared with the first six months of 1998.

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six months ended
                                                                                 ---------------------------------------------------
                                                                                     JUNE 30, 1999               June 30, 1998
                                                                                 AVERAGE         AVERAGE      Average        Average
(dollar amounts in millions)                                                     BALANCE    YIELDS/RATES      balance   yields/rates
------------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                         $   763          4.78%       $   611          5.09%
                    Federal funds sold and securities under resale agreements        550          5.20            910          5.55
                    Other money market investments                                    52          4.39            133          5.57
                    Trading account securities                                       353          5.02            240          5.98
                    Securities:
                      U.S. Treasury and agency securities (a)                      6,473          6.46          5,230          6.84
                      Obligations of states and political subdivisions (a)           115          6.68             38          7.82
                      Other (a)                                                       95          7.24            137          6.91
                    Loans, net of unearned discount (a)                           30,980          7.40         29,827          8.02
                                                                                 -------                      -------
                         Total interest-earning assets                            39,381          7.14         37,126          7.72
                  Cash and due from banks                                          3,113                        3,250
                  Premises and equipment                                             572                          562
                  Customers' acceptance liability                                    115                          107
                  Net acquired property                                               36                           59
                  Other assets (a)                                                 7,427                        6,424
                  Reserve for credit losses                                         (457)                        (496)
                  ------------------------------------------------------------------------------------------------------------------
                         Total assets                                            $50,187                      $47,032
------------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                     $   369          1.82%       $   328          2.28%
shareholders'         Money market and other savings accounts                     12,241          2.77         10,936          2.91
equity                Retail savings certificates                                  6,783          4.55          7,638          5.02
                      Other time deposits                                          1,552          5.06          1,898          5.57
                    Deposits in foreign offices                                    2,993          4.34          2,646          4.92
                                                                                --------                     --------
                         Total interest-bearing deposits                          23,938          3.60         23,446          4.03
                    Federal funds purchased and securities under
                     repurchase agreements                                         2,588          4.68          2,013          5.40
                    Short-term bank notes                                            689          5.01            304          5.72
                    U.S. Treasury tax and loan demand notes                          577          4.59            552          5.33
                    Term federal funds purchased                                     494          5.04            467          5.73
                    Commercial paper                                                 145          5.31            219          5.57
                    Other funds borrowed                                             426          7.76            350          9.00
                    Notes and debentures (with original maturities over one year)  3,369          6.61          2,900          6.94
                                                                                 --------                    --------
                         Total interest-bearing liabilities                       32,226          4.14         30,251          4.54
                  Total noninterest-bearing deposits                               9,783                        9,693
                  Acceptances outstanding                                            115                          107
                  Other liabilities (a)                                            2,650                        1,985
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities                                        44,774                       42,036
                  ------------------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures               991                          991
                  ------------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                         4,422                        4,005
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                  $50,187                      $47,032

------------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                          7.14%                        7.72%
                  Cost of funds supporting interest-earning assets                                3.38                         3.70
                  ------------------------------------------------------------------------------------------------------------------
                  Net interest margin:

                    Taxable equivalent basis                                                      3.76%                        4.02%
                    Without taxable equivalent increments                                         3.74                         4.00
                  ------------------------------------------------------------------------------------------------------------------

(a)  Amounts and yields exclude adjustments to fair value required by FAS No.
     115.
Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using

------------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter ended
------------------------------------------------------------------------------------------------------------------------------------
       JUNE 30, 1999             March 31, 1999            Dec. 31, 1998            Sept. 30, 1998              June 30, 1998
  AVERAGE       AVERAGE      Average      Average      Average      Average      Average       Average      Average      Average
  BALANCE  YIELDS/RATES      balance  yields/rates     balance  yields/rates     balance  yields/rates      balance  yields/rates
------------------------------------------------------------------------------------------------------------------------------------

  $   750          4.71%     $   776          4.85%    $   797          5.27%    $   575          5.27%     $   569          4.93%
      635          5.47          465          4.84         663          4.97         665          7.06          853          5.52
       60          4.22           45          4.63          65          4.73         111          5.17          175          5.12
      414          4.87          291          5.25         258          6.31         266          6.64          239          5.60

    6,442          6.40        6,505          6.52       5,878          6.44       5,543          6.61        5,385          6.72
      118          6.44          112          6.94          86          6.88          53          7.26           45          6.67
       93          7.38           97          7.11         101          6.70         106          6.99          126          6.93
   30,501          7.30       31,465          7.50      31,503          7.75      30,421          8.05       30,281          8.05
  -------                    -------                   -------                   -------                    -------
   39,013          7.05       39,756          7.24      39,351          7.44      37,740          7.76       37,673          7.72
    3,078                      3,148                     3,165                     3,115                      3,281
      570                        574                       573                       562                        562
      116                        114                       160                       106                         92
       36                         36                        39                        60                         68
    7,365                      7,488                     7,244                     6,794                      6,721
     (416)                      (498)                     (501)                     (501)                      (499)
------------------------------------------------------------------------------------------------------------------------------------
  $49,762                    $50,618                   $50,031                   $47,876                    $47,898
------------------------------------------------------------------------------------------------------------------------------------


  $   369          2.07%     $   367          1.57%    $   365          1.13%    $   354          2.18%     $   347          2.14%
   12,477          2.79       12,002          2.75      11,646          2.84      11,073          2.96       11,069          2.91
    6,644          4.47        6,923          4.63       7,374          4.78       7,699          4.99        7,680          5.01
    1,244          4.90        1,864          5.17       2,558          5.48       2,071          5.64        2,092          5.55
    2,722          4.29        3,268          4.38       2,898          4.71       2,847          5.18        2,740          4.86
  -------                    -------                   -------                   -------                    -------
   23,456          3.54       24,424          3.67      24,841          3.88      24,044          4.09       23,928          4.03

    2,279          4.70        2,901          4.67       2,423          4.84       2,373          5.94        2,257          5.38
      846          4.98          531          5.07         296          5.45         275          5.69          296          5.68
      584          4.58          571          4.60         679          4.65         630          5.37          684          5.32
      508          5.04          479          5.04         258          5.48         271          5.74          388          5.63
      157          5.35          133          5.25         336          5.21         164          5.57          237          5.55
      417          7.23          435          8.26         409          9.14         344          9.18          352          9.16
    3,387          6.55        3,351          6.67       3,164          6.70       3,003          6.81        3,003          6.88
 --------                   --------                  --------                 ---------                   --------
   31,634          4.08       32,825          4.19      32,406          4.35      31,104          4.62       31,145          4.53
    9,902                      9,663                     9,651                     9,355                      9,620
      116                        114                       160                       106                         92
    2,705                      2,594                     2,484                     2,095                      1,968
------------------------------------------------------------------------------------------------------------------------------------
   44,357                     45,196                    44,701                    42,660                     42,825
------------------------------------------------------------------------------------------------------------------------------------

      991                        991                       991                       991                        991
------------------------------------------------------------------------------------------------------------------------------------
    4,414                      4,431                     4,339                     4,225                      4,082
------------------------------------------------------------------------------------------------------------------------------------

  $49,762                   $ 50,618                   $50,031                  $ 47,876                   $ 47,898
------------------------------------------------------------------------------------------------------------------------------------
                   7.05%                      7.24%                     7.44%                     7.76%                      7.72%
                   3.31                       3.46                      3.58                      3.81                       3.75
------------------------------------------------------------------------------------------------------------------------------------

                   3.74%                      3.78%                     3.86%                     3.95%                      3.97%
                   3.71                       3.76                      3.84                      3.93                       3.95
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

OPERATING EXPENSE

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Quarter ended                         Six months ended
                                                           --------------------------------------        -----------------------
                                                           JUNE 30,        March 31,     June 30,        JUNE 30,       June 30,
(dollar amounts in millions)                                   1999             1999         1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Staff expense                                                  $397             $391         $355          $  788         $  712
Professional, legal and other purchased services                 73               71           67             144            128
Net occupancy expense                                            64               61           59             125            115
Equipment expense                                                63               41           41             104             80
Amortization of mortgage servicing assets and
 purchased credit card relationships                             37               42           44              79             89
Amortization of goodwill and other intangible assets             37               37           35              74             65
Communications expense                                           30               29           26              59             52
Business development                                             64               33           42              97             78
Other expense                                                    44               55           52              99             99
------------------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-preferred
       securities expense and net revenue from
       acquired property                                        809              760          721           1,569          1,418
Trust-preferred securities expense                               19               20           19              39             39
Net revenue from acquired property                               (5)              --           (2)             (5)            (3)
------------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                   $823             $780         $738          $1,603         $1,454
------------------------------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff                           28,700           29,100       28,600          28,900         28,200
------------------------------------------------------------------------------------------------------------------------------------

Efficiency ratio (a)                                            65%              65%          66%             65%            66%
Efficiency ratio excluding amortization of
 goodwill and other intangible assets                           62%              62%          63%             62%            63%
------------------------------------------------------------------------------------------------------------------------------------

                                                            2nd Qtr. 1999               2nd Qtr. 1999                 Six Mo. 1999
                                                                over                        over                         over
                                                            2nd Qtr. 1998               1st Qtr. 1999                 Six Mo. 1998
------------------------------------------------------------------------------------------------------------------------------------

Operating expense growth (b)                                     2%                           3%  (c)                     3%
------------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense, net revenue from acquired property and second quarter 1999 nonrecurring expenses, as a percentage of revenue, computed on a taxable equivalent basis, excluding the net gain on divestitures and the sale of securities.
(b) Operating expense before trust-preferred securities expense and net revenue from acquired property, excluding nonrecurring expenses, the effect of acquisitions and the credit card divestiture.
(c)  Presented on an annualized basis.

Operating expense before trust-preferred securities expense and net revenue from acquired property was $809 million in the second quarter of 1999, including $56 million of nonrecurring expenses. In the second quarter of 1999, the Corporation recorded a $30 million expense for a charitable contribution to the Mellon Bank Foundation. This expense was classified as business development expense. In addition, the Corporation recorded $26 million of expenses in connection with replacing obsolete computer equipment and closing facilities as part of Mellon's Third Century initiatives, a strategic planning process designed to drive long-term growth in the Corporation while continuing to produce high returns on capital. The Third Century expenses were recorded as $21 million of equipment expense and $5 million of net occupancy expense. Excluding these expenses, the effect of acquisitions and expenses related to the credit card business, operating expense before trust-preferred securities expense and net revenue from acquired property increased 2% compared with the second quarter of 1998.

--------------------------------------------------------------------------------


As with the sale of the credit card business, the sale of the Corporation's network services transaction processing unit and mortgage businesses will impact all expense categories, particularly staff expense and amortization of mortgage servicing assets and purchased credit card relationships.

Second quarter 1999 compared with first quarter 1999

Excluding the nonrecurring expenses and expenses related to the credit card business, operating expense before trust preferred securities expense and net revenue from acquired property increased 1%, or at an annualized rate of 3%, in the second quarter of 1999 compared with the first quarter of 1999. This increase primarily resulted from business growth.

Year-to-date 1999 compared with year-to-date 1998

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $151 million in the first six months of 1999 compared with the prior-year period. This increase resulted from the same factors responsible for the second quarter of 1999 increase as compared with the second quarter of 1998. Excluding the effect of the nonrecurring expenses, acquisitions and expenses related to the credit card business, operating expense before trust-preferred securities expense and net revenue from acquired property increased less than 3% compared with the prior-year period.

Year 2000 Project

In early 1996, the Corporation formed a year 2000 project team to identify information technology and non-information technology systems that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's year 2000 project plan includes inventory, assessment, remediation, system testing, enterprise testing, contingency planning and internal certification. Within the classifications of information technology systems and non-information technology systems, the Corporation has prioritized its systems. The two highest categories are systems that are mission critical and those that are of high business value and priority (although not mission critical).

Information technology systems:

   The Corporation has completed 100% of the remediation and system testing for internal mission critical information technology systems. In late 1998, the Corporation began significant enterprise testing (e.g., testing with representative customers, integration testing between systems and testing with third-party vendors) of mission critical information technology systems, which testing was essentially completed at June 30, 1999. In addition, the Corporation has completed remediation and system testing, and has essentially completed enterprise testing, of information technology systems that the Corporation has determined are of high business value and priority. Additional enterprise testing will continue throughout 1999.

Non-information technology systems:

   At June 30, 1999, the Corporation had completed planned testing of, and mitigation of identified problems involving, non-information technology systems that the Corporation has determined are mission critical or of high business value and priority. These mission critical and high business value non-information technology systems have been determined to be year 2000 compliant based upon testing of such systems by the Corporation, information supplied by manufacturers, or validated alternative operational methods.

--------------------------------------------------------------------------------


Any new technology implemented through year end 1999 will be subject to the same year 2000 readiness process as was technology that was in place at June 30, 1999.

The Corporation incurred expenses throughout 1996, 1997 and 1998 related to this project and will continue to incur expenses throughout 1999. The Corporation currently estimates that the costs related to inventory, assessment, remediation, system testing, enterprise testing, contingency planning and internal certification will be approximately $95 million. Approximately 15% of these costs were incurred in 1996 and 1997, approximately 50% were incurred in 1998 and approximately 35% are expected to be incurred in 1999. Expenditures in 1999 relate primarily to enterprise testing, contingency planning and internal certification. A significant portion of total year 2000 project expenses is represented by existing staff that has been redeployed to this project. The Corporation does not believe the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the year 2000 project are not expected to materially impact operating results in any one period.

The impact of year 2000 issues on the Corporation will depend not only on corrective actions the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has identified and has an on-going process of contacting mission critical third-party vendors and other significant third parties to determine their year 2000 plans and target dates. As part of such process, the Corporation has replaced certain third-party software vendors where the Corporation had significant doubts regarding the year 2000 compliance of their products. Risks associated with third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their year 2000 issues on as timely a basis as U.S. businesses. The Corporation is monitoring its non-U.S. subcustodians and has developed contingency plans with respect to non-U.S. subcustodians. Notwithstanding the Corporation's efforts, there can be no assurance that mission critical third-party vendors or other significant third parties will adequately address their year 2000 issues.

The Corporation is developing contingency plans to address risks associated with year 2000 issues. These activities include remediation contingency plans, year 2000 business resumption contingency plans and event management plans. Remediation contingency plans addressed the actions that would be taken if the approach to remediating a mission critical technology system was falling behind schedule or would not be completed when required. Such plans principally involved internal remediation or identifying alternate vendors. The Corporation has completed the implementation of its remediation contingency plans. Year 2000 business resumption contingency plans address year 2000 problems that occur, notwithstanding the remediation efforts of the Corporation and third parties. As part of its year 2000 business resumption contingency planning, the Corporation has enhanced its existing business recovery plans to reflect year 2000 issues and has developed plans designed to coordinate the efforts of its personnel and resources in addressing any mission critical year 2000 problems that become evident. In this regard, all existing business recovery plans involving mission critical processes have been reviewed, and options for addressing potential year 2000 problems have been identified. The Corporation expects to continue validating such plans. Event planning is intended to address year 2000 risks by actively monitoring operations during the period of time around the end of 1999 and the beginning of 2000 with a view to identifying any year 2000 problems that occur and taking action to manage and resolve such problems. These actions may include implementing previously developed year 2000 business resumption contingency plans or business recovery plans. Event planning is in progress and will continue throughout 1999 and the first quarter of 2000. As part of its Event Plan, the Corporation has announced that key retail bank locations will be open for business on Saturday and Sunday, January 1 and 2, 2000. In early December, the Corporation will publicize a list

--------------------------------------------------------------------------------


of traditional and supermarket offices that will be open for business Saturday, January 1 and Sunday, January 2, 2000. There can be no assurance that any contingency plans will fully mitigate any year 2000 failures, problems or disruptions.

Furthermore, there may be certain mission critical third parties, such as utilities, communication companies, transportation companies or governmental entities, where alternative arrangements or sources are unavailable or severely limited.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, there may be increases in the Corporation's problem loans and credit losses in future years. In addition, the Corporation may be subject to increased risks as a fiduciary to the extent that issuers of assets it manages or administers fail to adequately address year 2000 issues and to increased liquidity risks to the extent of deposit withdrawals or fund redemptions or to the extent its lenders are unable due to year 2000 problems to provide the Corporation with funds. It is not possible, however, to quantify the potential impact of any such risks or losses at this time. As part of the Corporation's preparation and planning for possible year 2000 issues, approximately $1.0 billion of short-term funds have been replaced with floating rate funds with a maturity of approximately one year. The Corporation expects to replace additional short-term funds with floating rate funds with a longer maturity in the second half of 1999.

Until the year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problems related to year 2000. The year 2000 technology challenge, and possible public reaction, is an unprecedented event. If year 2000 issues are not addressed adequately by the Corporation and third parties, the Corporation could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Corporation's business, results of operations and financial position could be materially adversely affected.

The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs, the Corporation's plans with respect to testing of systems and contingency planning, and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third-party vendors and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to identify and convert all relevant systems; results of year 2000 testing; adequate resolution of year 2000 issues by governmental agencies, businesses or other third parties that are service providers, suppliers, borrowers or customers of the Corporation; unanticipated system costs; the need to replace hardware; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The foregoing year 2000 discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

INCOME TAXES
--------------------------------------------------------------------------------


The provision for income taxes totaled $302 million, at an effective rate of 36.9%, in the first half of 1999, compared with $233 million, at an effective rate of 35.3%, in the first half of 1998. The Corporation's effective tax rate, excluding the effect of the net gain from divestitures and nonrecurring expenses, for the first half of 1999 was 36.5%. It is currently anticipated that the effective tax rate, excluding the effect of any net gain or loss from divestitures, will be approximately 36.5% for the remainder of 1999.

ASSET/LIABILITY MANAGEMENT
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Quarter ended
                                                                                    --------------------------------------------
                                                                                    JUNE 30,         March 31,          June 30,
(average balances in millions)                                                          1999              1999              1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                             $ 1,445           $ 1,286           $ 1,597
Trading account securities                                                               414               291               239
Securities                                                                             6,652             6,767             5,596
Loans                                                                                 30,504            31,467            30,302
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                  39,015            39,811            37,734
Noninterest-earning assets                                                            11,167            11,364            10,730
Reserve for credit losses                                                               (416)             (498)             (499)
----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $49,766           $50,677           $47,965
----------------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                           $40,123           $39,774           $38,328
Wholesale and purchased funds                                                          9,643            10,903             9,637
----------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                 $49,766           $50,677           $47,965
----------------------------------------------------------------------------------------------------------------------------------

The $1.3 billion increase in the Corporation's average interest-earning assets in the second quarter of 1999, compared with the second quarter of 1998, primarily reflects a $1.1 billion increase in average securities.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $722 million in the second quarter of 1999 from the prior-year period. Average core funds increased $1.8 billion in the second quarter of 1999 from the prior-year period, primarily reflecting higher levels of money market and other savings deposits, notes and debentures, and shareholders' equity. Core funds averaged 97% of core assets in the second quarter of 1999, compared with 94% in the first quarter of 1999 and 95% in the second quarter of 1998. Upon the completion of the pending divestiture of the residential mortgage business, it is anticipated that the ratio of core funds to core assets will increase with a related reduction in wholesale and purchased funds.

Wholesale and purchased funds are defined as deposits in foreign offices, federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, U.S. Treasury tax and loan demand notes, short-term bank notes, other time deposits, commercial paper and other funds borrowed. Average wholesale and purchased funds were essentially unchanged compared with the prior-year period. As a percentage of total average assets, average wholesale and purchased funds were 19% in the second quarter of 1999, compared with 22% in the first quarter of 1999 and 20% in the second quarter of 1998. The diminished reliance on wholesale and purchased funds in the second quarter of 1999 compared with the prior periods reflects higher levels of interest free funds and notes and debentures.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------


The loan portfolio decreased $1,549 million and $110 million, respectively at June 30, 1999, compared with December 31, 1998, and June 30, 1998, reflecting the sale of the credit card business in March 1999 and a lower level of consumer mortgages in the residential warehouse portfolio. The decreases were partially offset by increases in business banking, middle market lending and commercial real estate loans. At June 30, 1999, the composition of the loan portfolio was 63% commercial and 37% consumer.

--------------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF LOAN PORTFOLIO                        JUNE 30,       March 31,          Dec. 31,      Sept. 30,          June 30,
(in millions)                                            1999            1999              1998           1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                           $12,383         $11,683           $12,060        $11,330           $11,283
   Commercial real estate                               2,534           2,504             2,285          2,257             2,134
   Consumer credit:
     Consumer mortgage                                  7,446           8,169             8,871          8,701             8,506
     Credit card                                            -               -               804            788               830
     Other consumer credit                              3,800           3,950             3,700          3,745             3,582
--------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                         11,246          12,119            13,375         13,234            12,918
   Lease finance assets                                 2,888           2,836             2,819          2,590             2,570
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                          29,051          29,142            30,539         29,411            28,905
International loans                                     1,493           1,412             1,554          1,641             1,749
--------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount        $30,544         $30,554           $32,093        $31,052           $30,654
--------------------------------------------------------------------------------------------------------------------------------


Commercial and financial

At June 30, 1999, total domestic commercial and financial loans increased by $323 million, or 3%, compared with December 31, 1998, and by $1,100 million, or 10%, compared with June 30, 1998, primarily as a result of increases in business banking and middle market lending. Commercial and financial loans represented 41% of the total loan portfolio at June 30, 1999, compared with 38% at December 31, 1998, and 37% at June 30, 1998.

Commercial real estate

--------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS
                                                    JUNE 30,        March 31,          Dec. 31,      Sept. 30,          June 30,
(in millions)                                           1999             1999              1998           1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans            $1,687           $1,649            $1,554         $1,509            $1,367
Owner-occupied and other loans (a)                       847              855               731            748               767
--------------------------------------------------------------------------------------------------------------------------------
   Total domestic commercial real estate loans        $2,534           $2,504            $2,285         $2,257            $2,134
--------------------------------------------------------------------------------------------------------------------------------

(a) Owner-occupied and other loans are loans that are secured by real estate; however, the commercial property is not being relied upon as the primary source of repayment.

At June 30, 1999, domestic commercial real estate loans increased by $249 million, or 11%, compared with December 31, 1998, and by $400 million, or 19%, compared with June 30, 1998, reflecting steady loan growth. Domestic commercial real estate loans were 8% of total loans at June 30, 1999, up from 7% at both year-end 1998 and June 30, 1998.

--------------------------------------------------------------------------------


Consumer mortgage

----------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC CONSUMER MORTGAGE LOANS
                                                    JUNE 30,        March 31,          Dec. 31,        Sept. 30,          June 30,
(in millions)                                           1999             1999              1998             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Jumbo residential mortgages                           $3,367           $3,640            $3,821           $3,835            $3,673
One- to four-family residential mortgages:
  Warehouse                                              670            1,102             1,588            1,622             1,514
  Portfolio                                              654              654               858              690               839
Fixed-term home equity loans                           1,908            1,975             1,801            1,781             1,777
Home equity revolving credit line loans                  847              798               803              773               703
----------------------------------------------------------------------------------------------------------------------------------
    Total domestic consumer mortgage loans            $7,446           $8,169            $8,871           $8,701            $8,506
----------------------------------------------------------------------------------------------------------------------------------


At June 30, 1999, the domestic consumer mortgage portfolio totaled $7,446 million, a $1,425 million, or 16%, decrease from year-end 1998 and a $1,060 million, or 13%, decrease from June 30, 1998. These decreases resulted primarily from a lower level of one- to four-family residential mortgages in the residential warehouse portfolio. Residential warehouse loans were approximately $900 million lower than at December 31, 1998, and approximately $850 million lower than at June 30, 1998. Residential warehouse loans that exist at the time of the divestiture will be sold as part of the pending divestiture of the residential mortgage servicing business.

Credit card

The credit card business was sold on March 31, 1999, as discussed further in the "Significant financial events" section on pages 5 and 6. The CornerStone(sm) credit card accelerated resolution portfolio was included in the sale. This portfolio had been carried in "Other Assets" on the balance sheet.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $3,800 million at June 30, 1999, an increase of $100 million, or 3%, from December 31, 1998, and $218 million, or 6%, from June 30, 1998. The increases were primarily due to higher levels of margin loans. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1,706 million, or 45% of this portfolio, at June 30, 1999 compared with $1,765 million at year-end 1998 and $1,718 million at June 30, 1998.

Lease finance assets

Lease finance assets totaled $2,888 million at June 30, 1999, an increase of $69 million, or 2%, compared with December 31, 1998, and $318 million, or 12%, compared with June 30, 1998. Lease finance assets represented 10% of the total loan portfolio at June 30, 1999, compared with 9% at year-end 1998 and 8% at June 30, 1998.

International loans

Loans to international borrowers totaled $1,493 million at June 30, 1999, down $61 million, or 4%, from year-end 1998 and down $256 million, or 15%, from June 30, 1998, primarily due to decreased activity with large corporate customers and foreign banks. There were no nonperforming international loans in any of the periods presented.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Expire within one year                                              $14,287           $15,553          $14,356           $13,283
  Expire within one to five years                                      17,111            17,322           17,440            18,657
  Expire over five years                                                1,047             1,152            1,636             1,638
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                              32,445            34,027           33,432            33,578
Standby letters of credit and foreign guarantees                        3,578 (b)         3,671            3,830             3,696
Commercial letters of credit                                              139                84               86               181
Residential mortgage loans serviced with recourse                         109               115               97                90
Custodian securities lent with indemnification
  against broker default of return of securities                       33,994            36,340           31,802            31,108
----------------------------------------------------------------------------------------------------------------------------------

(a) For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 97 and 98 of the 1998 Annual Report to Shareholders.
(b)  Net of participations and cash collateral totaling $354 million.

CAPITAL
----------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA                                                JUNE 30,         March 31,         Dec. 31,          June 30,
(dollar amounts in millions, except per share amounts)                   1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           $  4,303          $  4,502         $  4,521          $  4,234
Total shareholders' equity to assets ratio                               8.77%             9.12%            8.90%             8.92%

Tangible shareholders' equity (a)                                    $  2,498          $  2,659         $  2,641          $  2,378
Tangible shareholders' equity to assets ratio (b)                        5.29%             5.60%            5.41%             5.22%

Tier I capital ratio (c)                                                 6.87%             6.89%            6.53%             6.51%
Total (Tier I plus Tier II) capital ratio (c)                           11.18%            11.22%           10.80%            10.83%
Leverage capital ratio (c)                                               6.70%             6.60%            6.73%             6.65%
Total Tier I capital                                                 $  3,199          $  3,199         $  3,223          $  3,055
Total (Tier I plus Tier II) capital                                  $  5,209          $  5,209         $  5,331          $  5,081
Total risk-adjusted assets                                           $ 46,572          $ 46,438         $ 49,352          $ 46,934
Average assets - leverage capital basis                              $ 47,727          $ 48,484         $ 47,917          $ 45,919

Book value per common share (d)                                      $   8.37          $   8.64         $   8.63          $   8.12
Tangible book value per common share (d)                             $   4.86          $   5.11         $   5.04          $   4.56

Closing common stock price (d)                                       $  36.38          $  35.19         $  34.38          $  34.84
Market capitalization                                                $ 18,704          $ 18,335         $ 18,007          $ 18,168
Common shares outstanding (000) (d)                                   514,211           521,064          523,846           521,416
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $64 million, $62 million, $60 million and $- million, respectively, of minority interest, primarily related to Newton. In addition, includes $368 million, $371 million, $373 million and $300 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.
(b) Shareholders' equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles. The amount of goodwill and other intangibles subtracted from shareholders' equity and total assets is net of any tax benefit.
(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.
(d) Prior period amounts have been restated to reflect the two-for-one common stock split distributed on May 17, 1999.

--------------------------------------------------------------------------------


On April 20, 1999, the Corporation announced a two-for-one split of the Corporation's common stock. The two-for-one common stock split was structured as a stock dividend of one additional share of common stock paid on each issued share of common stock. The additional shares resulting from the split were distributed on May 17, 1999, to shareholders of record at the close of business on May 3, 1999.

The increase in shareholders' equity at June 30, 1999, compared with June 30, 1998, primarily reflects earnings retention partially offset by common stock repurchases. The decrease in shareholders' equity compared with March 31, 1999, resulted from common stock repurchases partially offset by earnings retention.

During the second quarter of 1999, 8 million shares of common stock were repurchased, bringing year-to-date repurchases to 13.4 million shares and leaving 6.6 million shares available for repurchase as authorized by the board of directors in January 1999.

COMMON SHARES OUTSTANDING
--------------------------------------------------------------------------------------------------------------------------------
                                                                            SECOND QUARTER        YEAR TO DATE         Full Year
(in millions)                                                                         1999                1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                       521.1                 523.8             507.6
Shares issued for stock-based benefit plans and
  dividend reinvestment plan                                                         1.1                   3.8               7.0
Shares issued for Mellon United National Bank acquisition                             --                    --              10.2
Shares repurchased                                                                  (8.0)(a)             (13.4)(b)          (1.0)(c)
---------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                   514.2                 514.2             523.8
--------------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of $286 million for an average share price of $35.80 per share.
(b) Purchase price of $469 million for an average share price of $35.03 per share.
(c) Purchase price of $27 million for an average share price of $26.77 per share.


Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at June 30, 1999. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments. The Corporation's capital ratios were favorably impacted by the sale of the credit card business and will further benefit from the pending divestiture of the residential mortgage business and resultant reduction in assets.

--------------------------------------------------------------------------------


Acquisition-related intangibles

----------------------------------------------------------------------------------------------------------------------------------
ACQUISITION-RELATED INTANGIBLES                                      JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                               $2,159            $2,191           $2,221            $2,050
Purchased core deposit intangibles                                         62                68               75                88
Other identified intangibles                                               16                17               17                18
----------------------------------------------------------------------------------------------------------------------------------
     Total acquisition-related intangibles                             $2,237 (a)        $2,276           $2,313            $2,156
----------------------------------------------------------------------------------------------------------------------------------

(a) Acquisition-related intangibles at June 30, 1999, are composed of $1.047 billion of tax deductible intangibles and $1.190 billion of non-tax deductible intangibles.

The $109 million increase in goodwill from June 30, 1998, resulted from the Newton acquisition, partially offset by amortization expense. For the full-year 1999, using common shares and equivalents outstanding at June 30, 1999, the after-tax impact of the annual amortization is expected to be $118 million, or approximately $.23 per share. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2000 through 2004 is expected to be approximately $134 million, $126 million, $122 million, $118 million and $117 million, respectively. The after-tax impact of the annual amortization for the years 2000 through 2004 is expected to be approximately $111 million, $105 million, $101 million, $99 million and $97 million, respectively.

Mortgage servicing assets and purchased credit card relationships

----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS AND PURCHASED
CREDIT CARD RELATIONSHIPS                                            JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets:
  Residential                                                          $1,038            $1,044           $1,046            $  917
  Commercial                                                               31                54               69                73
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets                                    1,069             1,098            1,115               990
Purchased credit card relationships                                         -                 -               17                20
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships                             $1,069            $1,098           $1,132            $1,010
----------------------------------------------------------------------------------------------------------------------------------


The Corporation capitalized $17 million and $70 million in the second quarters of 1999 and 1998, respectively, of servicing assets in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were offset by amortization and sales. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Net amortization expense totaled $37 million and $42 million in the second quarters of 1999 and 1998, respectively. The estimated fair value of capitalized mortgage servicing assets was approximately $1.1 billion at June 30, 1999.

--------------------------------------------------------------------------------


At June 30, 1999, the Corporation's total mortgage servicing portfolio was $71 billion, composed of $61 billion of residential and $10 billion of commercial servicing. At June 30, 1998, the total mortgage servicing portfolio was $75 billion, composed of $59 billion of residential and $16 billion of commercial servicing. The purchased credit card relationships shown in the table on the prior page were sold on March 31, 1999, as part of the sale of the Corporation's credit card business. Also on March 31, 1999, the Corporation signed a definitive sale agreement for its commercial mortgage servicing business. The commercial mortgage servicing assets shown in the table on the prior page will be included as part of this sale, which is closing on a portfolio-by-portfolio basis and is expected to be completed during the third quarter of 1999. The residential mortgage servicing assets shown in the table on the prior page will be sold as part of the pending divestiture of the residential mortgage business by the end of the third quarter of 1999. See the "Significant financial events" section on pages 5 and 6 for a further discussion of these completed and pending divestitures.

LIQUIDITY AND DIVIDENDS
--------------------------------------------------------------------------------


The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement, with approximately 14 months remaining until maturity, and a $25 million backup line of credit to provide support facilities for its commercial paper borrowings and for general corporate purposes.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $214 million during the first six months of 1999 to $3,140 million. The increase resulted from $1,525 million of net cash provided by operating activities and $876 million of net cash provided by investing activities, primarily offset by $2,225 million of net cash used in financing activities. Net cash provided by investing activities primarily reflected proceeds from the sales of the credit card business and network services transaction processing unit as well as the sales and securitizations of loans, partially offset by loan growth and an increase in federal funds sold. Net cash used in financing activities primarily reflected decreases in federal funds purchased and securities under repurchase agreements, customer term deposits, and common stock repurchases.

Contractual maturities of the Corporation's long-term bank level debt totaled $100 million during the second quarter of 1999. Contractual maturities of long-term debt will total approximately $266 million in the remainder of 1999, including $201 million related to parent term debt. The Corporation's and Mellon Bank, N.A.'s senior and subordinated debt ratings are presented in the table on the following page. There were no changes to these ratings during the second quarter of 1999 or for the past twelve months.

--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
SENIOR AND SUBORDINATED DEBT RATINGS
  AT JUNE 30, 1999                             Standard & Poor's           Moody's             Duff & Phelps            Fitch/IBCA
------------------------------------------------------------------------------------------------------------------------------------
Mellon Bank Corporation:
  Senior debt                                      A+                      A2                    A+                      A+
  Subordinated debt                                A                       A3                    A                       A
Mellon Bank, N.A.:
  Senior debt                                      AA-                     A1                    AA-                     AA-
  Subordinated debt                                A+                      A2                    A+                      A+
------------------------------------------------------------------------------------------------------------------------------------

The Corporation paid $198 million in common stock dividends in the first half of 1999, compared with $177 million in the prior-year period. The common dividend payout ratio was 44% in the second quarter of 1999, unchanged from the second quarter of 1998. On a cash earnings per common share basis, the common dividend payout ratio was 39% in the second quarter of 1999, unchanged from the second quarter of 1998. Based upon shares outstanding at June 30, 1999, and the current quarterly common dividend rate of $.20 per share, the annualized common stock dividend cash requirement is expected to be approximately $410 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 22 in the Corporation's 1998 Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 1999, of approximately $935 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 1999, and the date of any such dividend declaration.

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

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and forwards and financial options. The table below illustrates the simulation analysis of the impact of a 50 and 100 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on common shareholders' equity. Given the low interest rate environment that currently exists, the impact of a 200 basis point shift upward or downward in interest rates is not shown in the simulation sensitivity analysis below. However, the impact of a +/- 200 basis point interest rate movement would not exceed the Corporation's guidelines. This analysis was prepared using the levels of all interest-earning assets and off-balance-sheet instruments used for interest rate risk management at June 30, 1999, assuming that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the June 30, 1999, levels and remaining at those levels thereafter. This analysis excludes the effect that rate movements can have on the value of mortgage servicing rights, discussed on pages 42 and 43.

----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                              Movements in interest rates from June 30, 1999 rates
----------------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                                      Increase                                 Decrease
  compared with June 30, 1999:                                         --------------------                    --------------------
                                                                        +50bp       +100bp                      -50bp       -100bp
                                                                       --------------------                    --------------------
  Net interest revenue (decrease) increase                              (.2)%        (.5)%                        .3%          .5%
  Earnings per share (decrease) increase                                $--        $(.01)                        $--         $.01
  Return on common equity (decrease) increase                            (5) bp      (10) bp                       5 bp        10 bp
----------------------------------------------------------------------------------------------------------------------------------


The anticipated impact on net interest revenue under the 50 and 100 basis point increase (decrease) scenarios showed an impact of less than 2% under all scenarios at June 30, 1999, March 31, 1999, and June 30, 1998. The simulation analysis for these periods reflects the Corporation's efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with off-balance-sheet instruments

By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps--including callable and basis swaps--caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the board of directors and the Finance Committee. Use of off-balance-sheet instruments for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common shareholders' equity. The off-balance-sheet instruments used to

--------------------------------------------------------------------------------


manage the Corporation's interest rate risk are shown in the table below. Additional information regarding these contracts is presented in note 24 in the Corporation's 1998 Annual Report to Shareholders.

----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                          June 30,
(notional amounts in millions)                 1999         2000         2001         2002          2003        2004+         1999
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating generic swaps (a):
    Notional amount                            $ --         $207         $ --       $   --          $450         $550       $1,207
    Weighted average rate:
      Receive                                    --        5.23%           --           --         5.65%        6.67%        6.04%
      Pay                                        --        5.00%           --           --         5.06%        4.99%        5.02%

Receive fixed/pay floating callable swaps (b):

    Notional value                             $100         $250         $ --       $   --          $500         $100       $  950
    Weighted average rate:
      Receive                                 6.54%        5.95%           --           --         5.41%        6.38%        5.77%
      Pay                                     5.00%        5.00%           --           --         5.00%        5.03%        5.00%

Pay fixed/receive floating generic swaps (a):

    Notional amount                            $  6         $  2         $  2       $  108          $ 42         $ 13       $  173
    Weighted average rate:
      Receive                                 5.11%        4.96%        4.96%        5.44%         5.45%        5.13%        5.40%
      Pay                                     6.36%        5.41%        5.41%        6.29%         6.35%        6.40%        6.30%

Receive floating/pay floating basis swaps:

    Notional value                             $ --         $205         $ --       $   --          $ --         $ --       $  205
    Weighted average rate:
      Receive                                    --        5.01%           --           --            --           --        5.01%
      Pay                                        --        5.39%           --           --            --           --        5.39%

Other products (c)                             $  9         $ 13         $ 10       $   26          $ --         $ 35       $   93
----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                   $115         $677         $ 12       $  134          $992         $698       $2,628
----------------------------------------------------------------------------------------------------------------------------------

(a) Generic swaps' notional amounts and lives are not based upon interest rate indices.
(b) Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at June 30, 1999, are shown in this table.
(c) Includes $58 million of index amortizing swaps with expected maturities from 1999 through 2002 and weighted average receive and pay rates of 7.10% and 5.00%, respectively.

--------------------------------------------------------------------------------


The table below presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of off-balance-sheet instruments used to manage interest rate risk was essentially unchanged at June 30, 1999, compared with March 31, 1999, and approximately $2.5 billion lower compared with June 30, 1998. The decrease compared to June 30, 1998, was due to a change in the interest rate risk profile of the Corporation's on-balance-sheet instruments. The notional amounts shown in the prior table and the table below should be viewed in the context of the Corporation's overall interest rate risk management activities to assess the impact on the net interest margin.

----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                   $  159            $  190           $3,435            $2,850
Instruments associated with other liabilities                           1,105             1,278              971               765
Instruments associated with loans                                       1,364             1,099            1,482             1,547
----------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                             $2,628            $2,567           $5,888            $5,162
----------------------------------------------------------------------------------------------------------------------------------


The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in interest revenue and interest expense associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $3 million and $6 million in the second quarter and first half of 1999, compared with $5 million and $11 million in the second quarter and first half of 1998.

Net unamortized deferred losses from off-balance-sheet instruments terminations totaled approximately $1 million at June 30, 1999. The Corporation amortized less than $1 million of these net deferred losses into net interest revenue in both the second quarter and first half of 1999.

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

To mitigate the potential prepayment risk of decreasing long-term interest rates, higher-than-expected mortgage prepayments and a potential impairment to MSRs, at June 30, 1999, the Corporation had entered into approximately $10.1 billion notional amount of interest rate floor agreements and $500 million notional amount of interest rate locks. At March 31, 1999, and June 30, 1998, the Corporation had entered into approximately $10.2 billion and $9.1 billion notional amount, respectively, primarily of interest rate floor and interest rate swap agreements to manage potential impairment of MSRs. These instruments are collectively structured to gain value as interest rates decrease, therefore offsetting the potential impairment of MSRs which would have an impact on the sale price of the pending residential mortgage business divestiture. Conversely, the value of these instruments will decrease if interest rates or spreads increase. These instruments do not entirely eliminate risk. Mortgage prepayment rates may not occur as expected. The fair value of these instruments at June 30, 1999, was $44 million, compared with $76 million at March 31, 1999, and $137 million at June 30, 1998. The decrease in fair value compared to March 31, 1999, and June 30, 1998, primarily reflects the impact of an increase in rates and spreads in the second quarter of 1999.

--------------------------------------------------------------------------------


Gains/losses and cash settlements on these instruments are recorded as adjustments to the carrying value of the MSRs. At June 30, 1999, the Corporation had approximately $176 million of cash received from gains on terminations of hedges on MSRs and payments on existing hedges. This balance is amortized over the estimated lives of the underlying mortgage servicing assets. The table below presents the gross notional amounts of off-balance-sheet instruments used to manage prepayment risk associated with MSRs.

----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO
MANAGE PREPAYMENT RISK OF MSRS                                                                                            Total at
                                                                                                                          June 30,
(dollar amounts in millions)                              1999       2000       2001       2002       2003      2004+         1999
----------------------------------------------------------------------------------------------------------------------------------

Interest rate floors (notional)                           $ --        $--        $--       $300     $6,650     $3,100      $10,050
   Weighted average strike rates                            --         --         --      5.04%      5.40%      5.00%        5.26%
   Fair value                                                                                                              $    43

Interest rate locks (notional)                            $500        $--        $--       $ --     $  --      $  --       $   500
   Fair value                                                                                                              $     1
------------------------------------------------------------------------------------------------------------------------------------

   Total notional amount                                  $500        $--        $--       $300     $6,650     $3,100      $10,550
------------------------------------------------------------------------------------------------------------------------------------


In addition to the risk management instruments previously discussed, the Corporation utilizes total return swaps to minimize the risk related to the investment in start-up mutual funds. The Corporation had notional amounts of $146 million at June 30, 1999, $149 million at March 31, 1999, and $170 million at June 30, 1998, with negative fair values of $13 million, $10 million and $6 million, respectively. The Corporation also has entered into contracts to hedge anticipated transactions. The Corporation has entered into $205 million notional amount of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized. The negative fair value of the contracts related to these anticipated transactions was approximately $1 million at June 30, 1999.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at June 30, 1999, was a positive $5 million, compared to a positive $100 million at March 31, 1999 and a positive $188 million at June 30, 1998. The decreases primarily resulted from decreases in the fair value of interest rate swaps used to hedge interest rate risk and interest rate floors used to hedge MSRs. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,        March 31,          Dec. 31,       June 30,
(notional amounts in millions)                                              1999             1999              1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments (b):
     Interest rate swaps                                                $  2,593           $2,201          $  4,028         $5,162
     Options, caps and floors purchased (c)                                   35              349                --             --
     Futures and forward contracts                                             -               17             1,860             --
Mortgage servicing rights risk management instruments:
     Interest rate floors                                                 10,050            9,691            10,216          7,591
     Interest rate swaps                                                      --              300               900          1,200
     Principal only swaps                                                     --               --                --            298
     Interest rate and spread locks                                          500              250               250             --
Other products:
     Total return swaps                                                      146              149               147            170
     Interest rate swaps and futures contracts hedging
      anticipated transactions                                               205              458               365            228
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $45 million at June 30, 1999, $118 million at March 31, 1999, $330 million at December 31, 1998, and $202 million at June 30, 1998.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.
(c)  There were no options, caps or floors written.


Off-balance-sheet instruments used for trading activities

The Corporation offers off-balance-sheet financial instruments, primarily foreign exchange contracts, currency and interest rate option contracts, interest rate swaps, interest rate caps and floors, and interest rate forward contracts, to enable customers to meet their financing objectives and to manage their currency and interest-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments in connection with its proprietary trading account activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue.

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value at risk measures the volatility of the value of equity, which is the present value of future expected cash flows of assets, liabilities and off-balance-sheet instruments. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology, which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities, primarily related to foreign currency contracts, was approximately $2 million at June 30, 1999, unchanged from both March 31,1999, and June 30, 1998.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          JUNE 30,        March 31,        Dec. 31,       June 30,
(notional amounts in millions)                                                1999             1999            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                               $16,146          $19,635         $17,538        $16,406
     Commitments to sell                                                    16,247           20,239          17,773         16,630
Foreign currency and other option contracts purchased                          494              456             608            683
Foreign currency and other option contracts written                            480              458             574            697
Interest rate agreements (b):
     Interest rate swaps                                                    18,491           13,648          11,236          9,937
     Options, caps and floors purchased                                        730              922             753          1,024
     Options, caps and floors written                                          954              973             929          1,202
     Futures and forward contracts                                           6,114            9,620           7,469          8,676
Other products                                                                  31               31              32             --
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $530 million at June 30, 1999, $725 million at March 31, 1999, $547 million at December 31, 1998 and $451 million at June 30, 1998.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.


Recently issued accounting standard

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The effective date of this statement was delayed one year to January 1, 2001, and need not be applied retroactively to financial statements of prior periods. The statement may be adopted early, as of the beginning of any quarter. The Corporation intends to adopt this statement on January 1, 2001. The Corporation is currently evaluating the impact that this statement will have on its financial position and results of operations, but it is not expected to be material.

CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter ended                          Six months ended
                                                           ----------------------------------            -----------------------
                                                           JUNE 30,     March 31,    June 30,            JUNE 30,       June 30,
(in millions)                                                  1999          1999        1998                1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                     $10           $15         $15                 $25            $30
Net revenue from acquired property                               (5)           --          (2)                 (5)            (3)
--------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                                     $ 5           $15         $13                 $20            $27
--------------------------------------------------------------------------------------------------------------------------------


Credit quality expense and total net credit losses for the second quarter of 1999 were lower compared with both the second quarter of 1998 and the first quarter of 1999. The decreases resulted from the sale of the Corporation's credit card business in March 1999 as well as higher net revenue from acquired property.

CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT LOSSES (CONTINUED)
--------------------------------------------------------------------------------


The $89 million decrease in the reserve for credit losses at June 30, 1999, compared with June 30, 1998, as shown in the table below, was due to the sale of the credit card business. In conjunction with this sale, $84 million that had been associated with the credit card portfolio was removed from the reserve for credit losses.

------------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                                           Quarter ended                            Six months ended
                                                             --------------------------------------        -------------------------
                                                             JUNE 30,      March 31,       June 30,        JUNE 30,         June 30,
(dollar amounts in millions)                                     1999           1999           1998            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                                   $410           $496           $496            $496           $475
Net change in reserve primarily from
  divestitures/acquisitions                                        --            (84)            --             (84)            24
Credit losses:
  Commercial and financial                                        (14)            (3)            (1)            (17)            (4)
  Commercial real estate                                           --             --             --              --             (5)
  Consumer credit:
    Credit cards                                                   --            (11)           (12)            (11)           (22)
    Other consumer credit                                          (5)            (6)            (5)            (11)           (10)
  Lease finance assets                                             (1)            (2)            (4)             (3)            (6)
-----------------------------------------------------------------------------------------------------------------------------------
      Total credit losses                                         (20)           (22)           (22)            (42)           (47)
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial and financial                                          8              1              2               9              5
  Commercial real estate                                           --             --             --              --              1
  Consumer credit:

    Credit cards                                                   --              1              2               1              3
    Other consumer credit                                           1              2              4               3              6
  Lease finance assets                                             --              1              1               1              1
----------------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                              9              5              9              14             16
----------------------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Commercial and financial                                         (6)            (2)             1              (8)             1
  Commercial real estate                                           --             --             --              --             (4)
  Consumer credit:
    Credit cards                                                   --            (10)           (10)            (10)           (19)
    Other consumer credit                                          (4)            (4)            (1)             (8)            (4)
  Lease finance assets                                             (1)            (1)            (3)             (2)            (5)
------------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                                     (11)           (17)           (13)            (28)           (31)
Provision for credit losses                                        10             15             15              25             30
----------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                                         $409           $410           $498            $409           $498
----------------------------------------------------------------------------------------------------------------------------------

Reserve as a percentage of total loans                          1.34%          1.34%          1.62%           1.34%          1.62%
Reserve as a percentage of nonperforming loans                   338%           323%           463%            338%           463%
Annualized net credit losses to average loans                    .13%           .22%           .17%            .18%           .21%
------------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30,      March 31,     Dec. 31,     Sept. 30,     June 30,
(dollar amounts in millions)                                         1999           1999         1998          1998         1998
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                  $121           $127         $103          $103         $107
Acquired property, net of the OREO reserve                             21             34           37            37           63
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $142           $161         $140          $140         $170
--------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                   .40%           .41%         .32%          .33%         .35%
Total nonperforming assets as a percentage of
  total loans and net acquired property                              .46%           .53%         .44%          .45%         .55%
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

At June 30, 1999, nonperforming assets totaled $142 million, a decrease of $19 million from March 31, 1999, and $28 million compared with June 30, 1998. These decreases primarily resulted from sales of acquired property. The ratio of nonperforming assets to total loans and net acquired property was .46% at June 30, 1999. This ratio has been lower than 1% for five years, reflecting the effectiveness of the Corporation's loan underwriting, administration and workout procedures, and a strong economy.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                                    JUNE 30,       March 31,       Dec. 31,      Sept. 30,        June 30,
(dollar amounts in millions)                                1999            1999           1998           1998            1998
--------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and financial                                  $ 61            $ 66           $ 42           $ 34            $ 18
  Commercial real estate                                       6               6              6              8              18
  Consumer credit:
     Consumer mortgage                                        43              44             44             53              55
     Other consumer credit                                     1               1              1              1               4
  Lease finance assets                                        10              10             10              7              12
--------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                              121             127            103            103             107
Restructured loans                                            --              --             --             --              --
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)                       121             127            103            103             107
--------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                        24              37             40             40              69
  Reserve for real estate acquired                            (4)             (5)            (5)            (5)             (9)
--------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                             20              32             35             35              60
  Other acquired assets                                        1               2              2              2               3
--------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                              21              34             37             37              63
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                         $142            $161           $140           $140            $170
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Commercial and financial loans                          .50%           .56%            .34%           .30%            .16%
     Commercial real estate loans                            .24            .25             .28            .35             .85
     Consumer mortgage loans                                 .58            .55             .50            .61             .65
     Lease finance assets                                    .33            .36             .37            .26             .48
     Total loans                                             .40            .41             .32            .33             .35
Nonperforming assets as a percentage of
  total loans and net acquired property                      .46            .53             .44            .45             .55
--------------------------------------------------------------------------------------------------------------------------------

(a) Includes $15 million, $48 million, $19 million, $21 million and $2 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.


------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED JUNE 30
                                                                                            Lease                  Total
                                            Commercial       Commercial      Consumer     Finance            -----------------
(in millions)                              & Financial      Real Estate       Credit       Assets            1999         1998
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                              $ 66              $ 6          $45          $10            $127         $142
  Additions                                         14                1            6            2              23           22
  Payments (a)                                      (5)              (1)          (4)          (1)            (11)          (9)
  Return to accrual status                           -                -           (1)           -              (1)          (9)
  Credit losses                                    (14)               -            -           (1)            (15)          (3)
  Transfers to acquired property                     -                -           (2)           -              (2)         (36)
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at June 30                    $ 61              $ 6          $44           $10           $121         $107
------------------------------------------------------------------------------------------------------------------------------

(a)  Includes interest applied to principal and sales.

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

----------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS                                                                                        Quarter ended
                                                                                       -------------------------------------------
                                                                                       JUNE 30,          March 31,        June 30,
(dollar amounts in millions)                                                               1999             1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Impaired loans - period end (a)                                                             $67              $76               $48
Average impaired loans                                                                       76               60                52
Interest revenue recognized on impaired loans (b)                                            --                1                 1
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $48 million, $53 million and $19 million of impaired loans with a related impairment reserve of $10 million, $10 million, and $2 million at June 30, 1999, March 31, 1999, and June 30, 1998, respectively.
(b) All income was recognized using the cash basis method of income recognition.

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                                Quarter ended                      Six months ended
                                                                              June 30,                            June 30,
(in millions)                                                          1999              1998               1999            1998
--------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                   $ 32               $44             $ 35               $43
Reclassification from segregated assets                                  --                --               --                 2
Foreclosures                                                              3                37                4                39
Sales                                                                   (21)              (23)             (26)              (27)
Additional investments, write-downs, losses, OREO
  provision and other                                                     6                 2                7                 3
--------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                           20                60               20                60
Other acquired assets                                                     1                 3                1                 3
--------------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve                  $ 21               $63             $ 21               $63
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

--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN RESERVE FOR REAL ESTATE ACQUIRED (OREO RESERVE)                      Quarter ended                 Six months ended
                                                                                 June 30,                        June 30,
(in millions)                                                             1999               1998         1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                          $ 5                 $9          $ 5                $9
Write-downs on real estate acquired                                         --                 --           --                --
Provision                                                                   (1)                --           (1)               --
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                             $ 4                 $9          $ 4                $9
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well-secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.

----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                             JUNE 30,      March 31,       Dec. 31,       Sept. 30,       June 30,
(dollar amounts in millions)                                   1999           1999           1998            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                   $  34            $28          $  31           $  37          $  34
     Ratio                                                      .46%           .35%           .34%            .43%           .40%
   Credit card (a)                                               --             --              8               8              9
     Ratio                                                       --             --           1.05%           1.06%          1.08%
   Student - government guaranteed                               47             49             52              48             47
     Ratio                                                     2.77%          2.74%          2.95%           2.77%          2.86%
   Other consumer                                                 3              2              2               2              1
     Ratio                                                      .14%           .11%           .12%            .08%           .07%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                           84             79             93              95             91
          Ratio                                                 .75%           .65%           .70%            .72%           .71%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (b)                                                   27              9             11               9             10
--------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                  $ 111            $88          $ 104           $ 104          $ 101
--------------------------------------------------------------------------------------------------------------------------------

(a)  The credit card business was sold on March 31, 1999.
(b)  Includes lease finance assets.

Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

CONSOLIDATED INCOME STATEMENT

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Six months ended
                                                                                                         -----------------------
                                                                                                         JUNE 30,       June 30,
(in millions, except per share amounts)                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------------------

Interest revenue  Interest and fees on loans (loan fees of $31 and $34)                                    $1,135         $1,183
                  Interest-bearing deposits with banks                                                         18             15
                  Federal funds sold and securities under resale agreements                                    14             25
                  Other money market investments                                                                1              4
                  Trading account securities                                                                    9              7
                  Securities                                                                                  214            183
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                                                1,391          1,417
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                                                363            404
                  Deposits in foreign offices                                                                  65             65
                  Federal funds purchased and securities under repurchase agreements                           60             54
                  Other short-term borrowings                                                                  63             58
                  Notes and debentures                                                                        110            100
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                                                  661            681
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                                                    730            736
revenue           Provision for credit losses                                                                  25             30
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses                                  705            706
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                                                            996            825
revenue           Cash management and deposit transaction charges                                             136            126
                  Mortgage servicing fees                                                                     103            108
                  Foreign currency and securities trading revenue                                              88             79
                  Credit card fees                                                                             18             47
                  Information services fees                                                                    31             21
                  Other                                                                                       204            204
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                                                     1,576          1,410
                  Net gain from divestitures                                                                  142             --
                  Gains on sales of securities                                                                 --              1
                  ----------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                                                             1,718          1,411
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                                                               788            712
expense           Professional, legal and other purchased services                                            144            128
                  Net occupancy expense                                                                       125            115
                  Equipment expense                                                                           104             80
                  Amortization of mortgage servicing assets and purchased credit card relationships            79             89
                  Amortization of goodwill and other intangible assets                                         74             65
                  Communications expense                                                                       59             52
                  Business development                                                                         97             78
                  Other expense                                                                                99             99
                  Trust-preferred securities expense                                                           39             39
                  Net revenue from acquired property                                                           (5)            (3)
                  ---------------------------------------------------------------------------------------------------------------
                      Total operating expense                                                               1,603          1,454
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes and cumulative effect of accounting change                       820            663
                  Provision for income taxes                                                                  302            233
                  --------------------------------------------------------------------------------------------------------------
                      Income before cumulative effect of accounting change                                    518            430
                  Cumulative effect of accounting change                                                      (26)             -
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                                                              492            430
                  Dividends on preferred stock                                                                  -              9
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                                                $  492         $  421
--------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Six months ended
                                                                                                         -----------------------
                                                                                                         JUNE 30,       June 30,
(in millions, except per share amounts)                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------------------

Per common        Basic net income per common share:
share (a)

                  Income before cumulative effect of accounting change                                      $ .99          $ .81
                  Cumulative effect of accounting change                                                     (.05)            --
                  --------------------------------------------------------------------------------------------------------------
                  Net income                                                                                $ .94          $ .81
                  --------------------------------------------------------------------------------------------------------------


                  Diluted net income per common share:

                  Income before cumulative effect of accounting change                                      $ .98          $ .79
                  Cumulative effect of accounting change                                                     (.05)            --
                  Net income                                                                                $ .93          $ .79
--------------------------------------------------------------------------------------------------------------------------------

(a) Prior period per common share amounts have been restated to reflect the two-for-one common stock split distributed on May 17, 1999.
See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON BANK CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,     March 31,    Dec. 31,   Sept. 30,   June 30,
(in millions, except per share amounts)                                      1999          1999        1998        1998       1998
----------------------------------------------------------------------------------------------------------------------------------

Interest revenue  Interest and fees on loans (loan fees
                  of $15, $16, $18, $21, and $17)                            $555         $ 580        $614      $616       $606
                  Interest-bearing deposits with banks                          9             9          10         8          6
                  Federal funds sold and securities under
                   resale agreements                                            5             9          12        12         12
                  Other money market investments                               --             1           1         1          3
                  Trading account securities                                    5             4           4         4          3
                  Securities                                                  106           108          98        95         93
                  ----------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  680           711         739       736        723
----------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                177           186         209       211        207
                  Deposits in foreign offices                                  30            35          34        37         33
                  Federal funds purchased and securities
                   under repurchase agreements                                 23            37          34        35         30
                  Other short-term borrowings                                  34            29          29        27         30
                  Notes and debentures                                         55            55          53        51         52
                  ----------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  319           342         359       361        352
----------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    361           369         380       375        371
revenue           Provision for credit losses                                  10            15          15        15         15
                  ----------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses  351           354         365       360        356
----------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                            508           488         465       432        429
revenue           Cash management and deposit transaction charges              70            66          70        66         65
                  Mortgage servicing fees                                      51            52          48        44         53
                  Foreign currency and securities trading revenue              45            43          47        39         38
                  Credit card fees                                              -            18          22        23         23
                  Information services fees                                    18            13          12        11         10
                  Other                                                        95           109         135        97         94
                  ----------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       787           789         799       712        712
                  Net gain from divestitures                                   59            83          --        --         --
                  Gains on sales of securities                                 --            --          --        --          1
                  ----------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               846           872         799       712        713
----------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               397           391         386       358        355
expense           Professional, legal and other purchased services             73            71          97        72         67
                  Net occupancy expense                                        64            61          63        59         59
                  Equipment expense                                            63            41          59        42         41
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                     37            42          47        43         44
                  Amortization of goodwill and other intangible assets         37            37          37        35         35
                  Communications expense                                       30            29          28        27         26
                  Business development                                         64            33          38        33         42
                  Other expense                                                44            55          50        48         52
                  Trust-preferred securities expense                           19            20          20        20         19
                  Net revenue from acquired property                           (5)           --          --        (3)        (2)
                  ----------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 823           780         825       734        738
----------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes and cumulative
                    effect of accounting change                               374           446         339       338        331
                  Provision for income taxes                                  136           166         117       120        116
                  ----------------------------------------------------------------------------------------------------------------
                      Income before cumulative effect of
                        accounting change                                     238           280         222       218        215
                  Cumulative effect of accounting change                       --           (26)         --        --         --
                  ----------------------------------------------------------------------------------------------------------------
                      Net income                                              238           254         222       218        215
                  Dividends on preferred stock                                 --            --          --        --         --
                  ----------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                  $238         $ 254        $222      $218       $215
----------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------------
                                                                           JUNE 30,   March 31,    Dec. 31,   Sept. 30,   June 30,
(in millions, except per share amounts)                                        1999        1999        1998        1998       1998
----------------------------------------------------------------------------------------------------------------------------------

Per common        Basic net income per common share:
share (a)

                  Income before cumulative effect of accounting change        $ .45       $ .54       $ .42     $ .42      $ .41
                  Cumulative effect of accounting change                         --        (.05)         --        --         --
                  ----------------------------------------------------------------------------------------------------------------
                  Net income                                                  $ .45       $ .49       $ .42     $ .42      $ .41
                  ----------------------------------------------------------------------------------------------------------------


                  Diluted net income per common share:

                  Income before cumulative effect of accounting change        $ .45       $ .53       $ .42     $ .41      $ .40
                  Cumulative effect of accounting change                         --        (.05)         --        --         --
                  ----------------------------------------------------------------------------------------------------------------
                  Net income                                                  $ .45       $ .48       $ .42     $ .41      $ .40
                  ----------------------------------------------------------------------------------------------------------------

(a) Prior period per common share amounts have been restated to reflect the two-for-one common stock split distributed on May 17, 1999.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            JUNE 30,      March 31,        Dec. 31,     June 30,
(dollar amounts in millions)                                                    1999           1999            1998         1998
--------------------------------------------------------------------------------------------------------------------------------

Assets          Cash and due from banks                                     $  3,140       $  3,011        $  2,926     $  2,993
                Interest-bearing deposits with banks                             657            723             566          537
                Federal funds sold and securities under resale agreements        359            174             186          240
                Other money market investments                                    59             42              46          105
                Trading account securities                                       318            242             193          126
                Securities available for sale                                  5,241          5,451           5,373        3,957
                Investment securities (approximate fair value of $1,332,
                  $1,443, $1,634 and $1,899)                                   1,330          1,421           1,602        1,861
                Loans, net of unearned discount of $70, $57, $54 and $68      30,544         30,554          32,093       30,654
                Reserve for credit losses                                       (409)          (410)           (496)        (498)
                                                                            --------       --------        --------    ---------
                       Net loans                                              30,135         30,144          31,597       30,156
                Customers' acceptance liability                                  117            107             166           78
                Premises and equipment                                           552            561             569          559
                Goodwill and other intangibles                                 2,237          2,276           2,313        2,156
                Mortgage servicing assets and purchased credit
                  card relationships                                           1,069          1,098           1,132        1,010
                Acquired property, net of reserves of $4, $5, $5 and $9           21             34              37           63
                Other assets                                                   3,853          4,100           4,071        3,607
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                         $ 49,088       $ 49,384        $ 50,777     $ 47,448
                ----------------------------------------------------------------------------------------------------------------

Liabilities     Noninterest-bearing deposits in domestic offices            $  8,960       $  9,151        $  9,976     $  8,880
                Interest-bearing deposits in domestic offices                 20,614         21,268          21,293       21,350
                Interest-bearing deposits in foreign offices                   3,401          2,929           3,114        2,967
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                         32,975         33,348          34,383       33,197
                Federal funds purchased and securities under
                  repurchase agreements                                        2,394          1,567           3,594        1,849
                U.S. Treasury tax and loan demand notes                          857            551             290        1,006
                Short-term bank notes                                            656            724             266          275
                Term federal funds purchased                                     332            636             208          352
                Commercial paper                                                 135            156             116          161
                Other funds borrowed                                             391            389             468          258
                Acceptances outstanding                                          117            107             166           78
                Other liabilities                                              2,634          3,010           2,471        2,044
                Notes and debentures (with original maturities over one year)  3,303          3,403           3,303        3,003
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                      43,794         43,891          45,265       42,223
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests in
preferred         Corporation's junior subordinated deferrable
securities        interest debentures                                            991            991             991          991
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Common stock - $.50 par value
equity            Authorized - 800,000,000 shares
                  Issued - 588,661,920 (a); 294,330,960; 294,330,960 and
                    294,330,960 shares                                           294            147             147          147
                Additional paid-in capital                                     1,765          1,907           1,887        1,879
                Retained earnings                                              3,587          3,468           3,353        3,124
                Accumulated unrealized (losses) gains, net of tax                (90)           (15)             25           19
                Treasury stock of 74,450,718 (a); 33,798,582; 32,407,960 and
                  33,623,356 shares, at cost                                  (1,253)        (1,005)           (891)        (935)
                -----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                              4,303          4,502           4,521        4,234
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities and
                         shareholders' equity                               $ 49,088       $ 49,384        $ 50,777     $ 47,448
                ----------------------------------------------------------------------------------------------------------------

(a)  Reflects the two-for-one common stock split distributed on May 17, 1999.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Six months ended
                                                                                                                 June 30,
(in millions)                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                 $    492          $    430
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                             Cumulative effect of accounting change                                         26                --
                             Net gain from divestitures                                                   (142)               --
                             Amortization of goodwill and other intangible assets                           74                65
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                          79                89
                             Depreciation and other amortization                                            51                51
                             Deferred income tax (benefit) expense                                          (7)               45
                             Provision for credit losses                                                    25                30
                             Net gains on dispositions of acquired property                                 (8)               (5)
                           Net decrease in accrued interest receivable                                      26                --
                           Net increase in trading account securities                                     (119)              (44)
                           Net (decrease) increase in accrued interest payable,
                             net of amounts prepaid                                                         (5)               18
                           Net decrease (increase) in residential mortgages held for sale                  904              (109)
                           Net decrease (increase) in other operating activities                           129              (369)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                              1,525               201
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                           (104)              (17)
                           Net (increase) decrease in federal funds sold and securities
                             under resale agreements                                                      (173)              355
                           Purchases of securities available for sale                                   (1,024)           (2,291)
                           Proceeds from sales of securities available for sale                            281               835
                           Proceeds from maturities of securities available for sale                       707               937
                           Purchases of investment securities                                              (14)              (10)
                           Proceeds from maturities of investment securities                               237               232
                           Net decrease in credit card receivables to date of sale                          85                83
                           Proceeds from sale of credit card business                                    1,186                --
                           Proceeds from sale of network services                                          135                --
                           Net principal disbursed on loans to customers                                (1,847)           (1,769)
                           Loan portfolio purchases                                                         --               (69)
                           Proceeds from the sales and securitizations of loan portfolios                1,697             1,286
                           Purchases of premises and equipment                                             (87)              (60)
                           Proceeds from sales of acquired property                                         34                32
                           Net cash disbursed in purchase of Mellon United National Bank                    --               (94)
                           Net cash disbursed in purchase of Mellon 1st Business Bank                       --               (72)
                           Net cash disbursed in purchase of Founders Asset Management                      --              (267)
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                            (46)              (24)
                           Net increase in other investing activities                                     (191)             (170)
                           ------------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) investing activities                      876            (1,083)
---------------------------------------------------------------------------------------------------------------------------------





                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Six months ended
                                                                                                                 June 30,
(in millions)                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net decrease in transaction and savings deposits                               (396)             (194)
financing activities       Net (decrease) increase in customer term deposits                            (1,012)              383
                           Net decrease in federal funds purchased and
                             securities under repurchase agreements                                     (1,200)             (365)
                           Net increase (decrease) in short-term bank notes                                390               (55)
                           Net increase (decrease) in term federal funds purchased                         124              (273)
                           Net increase in U.S. Treasury tax and loan demand notes                         567               559
                           Net increase in commercial paper                                                 19                94
                           Repayments of longer-term debt                                                 (108)             (120)
                           Net proceeds from issuance of longer-term debt                                  105               562
                           Dividends paid on common and preferred stock                                   (198)             (188)
                           Proceeds from issuance of common stock                                           25                26
                           Repurchase of common stock                                                     (469)               --
                           Redemption of preferred stock                                                    --              (193)
                           Net decrease in other financing activities                                      (72)              (39)
                           ------------------------------------------------------------------------------------------------------
                                 Net cash (used in) provided by financing activities                    (2,225)              197
                           Effect of foreign currency exchange rates                                        38                28
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net increase (decrease) in cash and due from banks                              214              (657)
due from banks             Cash and due from banks at beginning of period                                2,926             3,650
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                     $3,140            $2,993
                           -----------------------------------------------------------------------------------------------------
Supplemental               Interest paid                                                                $  666            $  662
disclosures                Net income taxes paid                                                           206               164
--------------------------------------------------------------------------------------------------------------------------------

                 See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
QUARTER ENDED                                            Additional                      unrealized                        Total
JUNE 30, 1999                Preferred         Common       paid-in       Retained     (loss) gain,      Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999         $ --           $147        $1,907         $3,468            $(15)        $(1,005)       $4,502
Comprehensive results:
  Net income                                                                   238                                           238
  Other comprehensive results,
     net of tax                                                                                (75)                          (75)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    238             (75)                          163
Dividends on common stock
  at $.20 per share                                                           (104)                                         (104)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                                                                    5              5
Exercise of stock options                                         5            (15)                            22             12
Repurchase of common stock                                                                                   (286)          (286)
Additional common stock issued
  for stock split                                 147          (147)                                                          --
Other                                                                                                          11             11
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999          $ --           $294        $1,765         $3,587            $(90)       $(1,253)        $4,303
--------------------------------------------------------------------------------------------------------------------------------



MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
Quarter ended                                            Additional                    unrealized                          Total
June 30, 1998                Preferred         Common       paid-in       Retained   (loss) gain,        Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998         $ --           $147        $1,855         $3,003            $30           $(949)        $4,086
Comprehensive results:
  Net income                                                                   215                                           215
  Other comprehensive results,
    net of tax                                                                                (11)                           (11)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    215            (11)                           204
Dividends on common stock
  at $.18 per share                                                            (93)                                          (93)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      3                                             2              5
Exercise of stock options                                         8             (1)                             9             16
Other                                                            13                                             3             16
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998          $ --           $147        $1,879         $3,124            $19           $(935)        $4,234
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements.

                                   (continued)

MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
SIX MONTHS ENDED                                         Additional                      unrealized                        Total
JUNE 30, 1999                Preferred         Common       paid-in       Retained     (loss) gain,      Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     $  --           $147        $1,887         $3,353           $ 25         $   (891)       $4,521
Comprehensive results:
  Net income                                                                   492                                           492
  Other comprehensive results,
     net of tax                                                                              (115)                          (115)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    492           (115)                           377
Dividends on common stock
  at $.38 per share                                                           (198)                                         (198)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                                                                    9              9
Exercise of stock options                                        25            (60)                            80             45
Repurchase of common stock                                                                                   (469)          (469)
Additional common stock issued
  for stock split                                 147          (147)                                                          --
Other                                                                                                          18             18
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999         $  --           $294        $1,765         $3,587           $(90)        $(1,253)        $4,303
--------------------------------------------------------------------------------------------------------------------------------



MELLON BANK CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
Six months ended                                         Additional                    unrealized                          Total
June 30, 1998                Preferred         Common       paid-in       Retained   (loss) gain,        Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings     net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $193             $147        $1,818         $2,884            $21         $(1,218)        $3,845
Comprehensive results:
  Net income                                                                   430                                           430
  Other comprehensive results,
    net of tax                                                                                 (2)                            (2)
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    430             (2)                           428
Dividends on common stock
  at $.35 per share                                                           (177)                                         (177)
Dividends on preferred stock                                                    (9)                                           (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      6                                             4             10
Common stock issued in
  connection with the Mellon
  United National Bank acquisition                               22                                           233            255
Series K preferred stock
  redemption                    (193)                                                                                       (193)
Exercise of stock options                                         8             (4)                            39             43
Other                                                            25                                             7             32
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998        $ --             $147        $1,879         $3,124            $19         $  (935)        $4,234
--------------------------------------------------------------------------------------------------------------------------------

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

Due to this change in accounting principle, the Corporation recognized a one-time after-tax charge of $26 million (pre-tax cost of $43 million), or $.05 per share, in the first quarter of 1999. The charge was related to underwriting fees paid by the Corporation during the successful initial public offering in the second quarter of 1998 of a $920 million Dreyfus closed-end mutual fund. In September 1998, the Financial Accounting Standards Board staff concluded that fees paid by advisors of closed-end funds should be expensed as incurred and that any fees capitalized prior to July 24, 1998, should be written off upon the adoption of SOP 98-5 and reported as a cumulative effect of a change in accounting principle. This accounting change will have no impact on cash-flow in 1999 or future periods since the underwriting fees were paid in the first half of 1998.

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

--------------------------------------------------------------------------------


Note 3 --   Securities

SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------------------------------------
                                               JUNE 30, 1999                                     June 30, 1998
                               ---------------------------------------------------   ---------------------------------------------
                                                     GROSS UNREALIZED                                  Gross unrealized
                                      AMORTIZED      ----------------       FAIR        Amortized      ----------------       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                           $   212        $--     $    1    $   211          $   204       $ --        $--    $   204
U.S. agency mortgage-backed               4,892         11        111      4,792            3,225         47          1      3,271
Other U.S. agency                           115         --         --        115              413         --         --        413
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              5,219         11        112      5,118            3,842         47          1      3,888
Obligations of states and
  political subdivisions                    111         --          3        108               48         --         --         48
Other mortgage-backed                         1         --         --          1                2         --         --          2
Other securities                             14         --         --         14               19         --         --         19
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                         $ 5,345        $11     $  115    $ 5,241          $ 3,911       $ 47        $ 1    $ 3,957
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were less than $1 million in the first six months of 1999 and $1 million in the first half of 1998. There were no gross realized losses in the first six months of 1999 or 1998.

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                               JUNE 30, 1999                                     June 30, 1998
                               ---------------------------------------------------   ---------------------------------------------
                                                     GROSS UNREALIZED                                  Gross unrealized
                                      AMORTIZED      ----------------       FAIR        Amortized      ----------------       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                         $       4      $  --      $  --    $    4         $      47      $   9     $   --    $    56
U.S. agency mortgage-backed               1,235          6          4     1,237             1,726         29         --      1,755
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              1,239          6          4     1,241             1,773         38         --      1,811
Obligations of states and
  political subdivisions                     16         --         --        16                16         --         --         16
Other mortgage-backed                        13         --         --        13                19         --         --         19
Other securities                             62         --         --        62                53         --         --         53
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $1,330     $    6     $    4    $1,332         $   1,861      $  38     $   --    $ 1,899
----------------------------------------------------------------------------------------------------------------------------------

Note: On March 31, 1999, as part of the sale of the credit card business, the Corporation sold $47 million of zero coupon U.S. Treasury securities from the investment securities portfolio. These securities were purchased and held to fund the interest rebate associated with the CornerStone(sm) credit card product and were no longer required following the sale of the business. A gain of $7 million was realized from the sale of the securities and recorded as part of the net gain from divestitures.

--------------------------------------------------------------------------------


Note 4 --     Other assets

----------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,          June 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                             $   509           $   490          $   468           $   430
  Other                                                                    88                97              132               142
Accounts and fees receivable                                              605               709              591               598
Interest receivable                                                       236               248              262               241
Mortgage servicing advances                                               134               154              214               197
Receivables related to off-balance-sheet instruments                      526               721              552               462
Assets held for accelerated resolution                                     --                --               67               106
Other                                                                   1,755             1,681            1,785             1,431
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $3,853            $4,100           $4,071            $3,607
----------------------------------------------------------------------------------------------------------------------------------


Note 5 --     Deposits

---------------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         March 31,         Dec. 31,         June 30,
(in millions)                                                            1999              1999             1998             1998
---------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and other savings accounts                  $12,952           $12,686          $12,323          $11,611
     Retail savings certificates                                        6,536             6,772            7,039            7,704
     Other time deposits                                                1,126             1,810            1,931            2,035
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                                         20,614            21,268           21,293           21,350
   Noninterest-bearing                                                  8,960             9,151            9,976            8,880
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices                             29,574            30,419           31,269           30,230
Deposits in foreign offices                                             3,401             2,929            3,114            2,967
---------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                $32,975           $33,348          $34,383          $33,197
---------------------------------------------------------------------------------------------------------------------------------


Note 6 --     Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at June 30, 1999. In February 1998, the 8 million authorized and issued shares of the 8.20% Series K preferred stock was redeemed at a redemption price of $25 per share, or $200 million, plus accrued dividends. In connection with this redemption, the Corporation recorded approximately $7 million of issue costs as preferred stock dividends.

--------------------------------------------------------------------------------


Note 7 --     Accumulated unrealized gains (losses), net of tax

THESE TABLES INCLUDE THE QUARTERLY CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,        March 31,          June 30,
(in millions)                                                                            1999             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                        $(24)            $(21)             $(11)
Quarterly change                                                                            5               (3)               (4)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                           $(19)            $(24)             $(15)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,        March 31,          June 30,
(in millions)                                                                            1999             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                        $  9             $ 46              $ 41
Quarterly change                                                                          (80)             (37)               (7)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                           $(71)            $  9              $ 34
--------------------------------------------------------------------------------------------------------------------------------

                                                                         Total accumulated unrealized gains (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,        March 31,          June 30,
(in millions)                                                                            1999             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                        $(15)            $ 25              $ 30
Quarterly change                                                                          (75)             (40)              (11)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                           $(90)            $(15)             $ 19
---------------------------------------------------------------------------------------------------------------------------------

THESE TABLES INCLUDE THE YEAR-TO-DATE CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                  $ (21)                   $(12)
Year-to-date change                                                                                    2                      (3)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                     $ (19)                   $(15)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                  $  46                    $ 33
Year-to-date change                                                                                 (117)                      1
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                     $ (71)                   $ 34
--------------------------------------------------------------------------------------------------------------------------------

                                                                         Total accumulated unrealized gains (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                June 30,
(in millions)                                                                                       1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                  $  25                    $ 21
Year-to-date change                                                                                 (115)                     (2)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                     $ (90)                   $ 19
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Note 8 --    Foreign currency and securities trading revenue

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                 Quarter ended                 Six months ended
                                                                                    June 30,                       June 30,
(in millions)                                                                 1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                     $40            $37            $ 82            $73
Debt instruments                                                                 5             (4)              8             --
Interest rate agreements                                                        --              5              (2)             6
----------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                 $45            $38            $ 88            $79
----------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recorded an unrealized gain of less than $1 million at June 30, 1999, and an unrealized loss of $2 million at June 30, 1998, related to securities held in the trading portfolio.


Note 9 --    Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six major business sectors:
Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Wealth Management includes private asset management services, private banking and jumbo residential mortgage lending. Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice outsourcing for investment managers. Regional Consumer Banking includes consumer lending and deposit products, direct banking, and sales of insurance products. Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Large Corporate Banking includes cash management, large corporate and institutional lending, corporate finance and derivative products, securities underwriting and trading and international banking.

For details of business sectors, see the table and the first and second paragraphs following the table and the Completed/Pending Divestitures and Real Estate Workout/Other Activity paragraphs in the Business Sectors presentation on pages 8 through 18. The table and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

--------------------------------------------------------------------------------


Note 10 --    Computation of earnings per common share (a)(b)

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter ended                         Six months ended
                                                           ----------------------------------------      -------------------------
(dollar amounts in millions, except per                    JUNE 30,      March 31,         June 30,      JUNE 30,         June 30,
 share amounts; common shares in thousands)                    1999           1999             1998          1999             1998
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of
  accounting change                                           $ 238          $ 280            $ 215         $ 518            $ 430
Cumulative effect of accounting change                           --            (26)              --           (26)              --
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                 238            254              215           492              430
Dividends on preferred stock                                     --             --               --            --                9
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                          $238           $254             $215          $492             $421
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                           518,273        523,448          520,990       520,846          518,226

Basic earnings per common share:
Income before cumulative effect of
  accounting change                                           $ .45          $ .54            $ .41         $ .99            $ .81
Cumulative effect of accounting change                           --           (.05)              --          (.05)              --
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                               $ .45          $ .49            $ .41         $ .94            $ .81
----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Income before cumulative effect of
  accounting change                                           $ 238          $ 280            $ 215         $ 518            $ 430
Cumulative effect of accounting change                           --            (26)              --           (26)              --
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                 238            254              215           492              430
Dividends on preferred stock                                     --             --               --            --                9
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock (c)                     $ 238          $ 254            $ 215         $ 492            $ 421
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                           518,273        523,448          520,990       520,846          518,226
Common stock equivalents:
   Stock options                                              7,356          7,740           10,562         7,578           10,656
   Common shares issuable upon conversion of
     7 1/4% Convertible Subordinated Capital Notes               83            100              144            92              154
----------------------------------------------------------------------------------------------------------------------------------
         Total                                              525,712        531,288          531,696       528,516          529,036
----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income before cumulative effect of
  accounting change                                           $ .45          $ .53            $ .40         $ .98            $ .79
Cumulative effect of accounting change                           --           (.05)              --          (.05)              --
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                               $ .45          $ .48            $ .40         $ .93            $ .79
----------------------------------------------------------------------------------------------------------------------------------

(a) Prior-period amounts have been restated to reflect the two-for-one common stock split distributed on May 17, 1999.
(b)  Calculated based on unrounded numbers.
(c) The after-tax benefit of interest expense on the assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for all periods presented.

--------------------------------------------------------------------------------


Note 11 --  Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                   June 30,
(in millions)                                                                                                1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Reclassification of segregated assets to loans
 and real estate acquired                                                                                    $   --        $  12
Net transfers to real estate acquired                                                                             4           39
Purchase of Mellon United National Bank:
     Fair value of noncash assets acquired                                                                       --        1,074
     Liabilities assumed                                                                                         --         (725)
     Mellon common stock issued, from treasury                                                                   --         (255)
                                                                                                             ------       -------
         Net cash disbursed                                                                                      --           94
Purchase of Mellon 1st Business Bank:
     Fair value of noncash assets acquired                                                                       --        1,279
     Liabilities assumed                                                                                         --       (1,207)
                                                                                                             ------        ------
         Net cash disbursed                                                                                      --           72
Purchase of Founders Asset Management:
     Fair value of noncash assets acquired                                                                       --          271
     Liabilities assumed                                                                                         --           (4)
                                                                                                                        ---------
         Net cash disbursed                                                                                      --          267
--------------------------------------------------------------------------------------------------------------------------------


Note 12 --  Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.  Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation's businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust, custody, benefits consulting and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Corporation's annual meeting of shareholders held on April 20, 1999, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders. The number of votes shown below are on a pre-split basis.

         1. The election of seven directors for a term expiring in 2002:

              Name of Director                     Votes For               Votes Withheld
              ----------------                     ---------               --------------

              Dwight L. Allison, Jr.               216,961,552             1,766,056
              J.W. Connolly                        216,949,802             1,777,806
              Charles A. Corry                     216,932,955             1,794,653
              Pemberton Hutchinson                 216,886,200             1,841,408
              Rotan E. Lee, Esquire                216,992,079             1,735,529
              Robert Mehrabian                     217,005,590             1,722,018
              Wesley W. von Schack                 217,033,194             1,694,414

         2. Ratification of KPMG LLP as independent public accountants of the Corporation for the year 1999:

                               For:         215,714,761
                               Against:       1,742,109
                               Abstain:       1,267,236

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation's incorporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     3.1 Restated Articles of Incorporation of Mellon Bank Corporation, as amended and restated as of September 17, 1998.

     3.2 By-Laws of Mellon Bank Corporation, as amended, effective November 5, 1998.

     10.1 Mellon Bank Corporation Long-Term Profit Incentive Plan (1996), as amended, effective May 3, 1999.

------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.(continued)

(a) Exhibits (continued)

     10.2 Mellon Bank Corporation Stock Option Plan for Outside Directors
          (1989), as amended, effective May 3, 1999.

     10.3 Mellon Bank Corporation Phantom Stock Unit Plan (1995), as amended, effective May 18, 1999.

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

(b) Reports on Form 8-K

     During the second quarter of 1999, the Corporation filed the following Current Reports on Form 8-K:

     (1) A report dated March 31, 1999, which included, under Item 5, (i) a statement that the Corporation had completed the previously announced sale of the Corporation's credit card business to Citibank, a unit of Citigroup and (ii) a description of the Corporation's press release, dated April 1, 1999, announcing that it had reached a definitive agreement to sell the $14 billion commercial mortgage servicing portfolio of Mellon Mortgage Company's Cleveland-based Income Property Division to GMAC Commercial Mortgage Corporation.

     (2) A report dated April 20, 1999, which included, under Items 5 and 7, the Corporation's press release regarding first quarter 1999 results of operations, an increase in the Corporation's quarterly cash dividend and a two-for-one split of the Corporation's common stock.

     (3) A report dated May 11, 1999, which included, under Item 5, a statement that the Corporation and U.S. Bancorp had signed an agreement under which U.S. Bank will acquire Mellon Network Services' electronic funds transfer (EFT) processing unit.

     (4) A report dated June 21, 1999, which included, under Items 5 and 7, the Corporation's press release announcing the implementation of a broad-based employee stock option program designed to expand ownership of Mellon stock more broadly throughout the Corporation, align the interests of Mellon's employees and shareholders, and promote an even more customer-focused work environment.

     (5) A report dated June 30, 1999, which included, under Items 5 and 7 (i) the Corporation's press release, dated June 30, 1999, announcing that it had completed the previously announced sale of its network services electronic transaction processing unit to U.S. Bank and (ii) the Corporation's press release, dated July 2, 1999, announcing that it had met its June 30, 1999, year 2000 goals.

--------------------------------------------------------------------------------




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MELLON BANK CORPORATION
                                          (Registrant)

Date:  August 12, 1999                  By:  /s/  Steven G. Elliott
                                             ----------------------------------
                                               Steven G. Elliott
                                               Senior Vice Chairman and
                                                Chief Financial Officer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer of
                                                the Registrant)

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


Exchange          Mellon's common stock is traded on the New York Stock Exchange
Listing           under the trading symbol MEL. Our transfer agent and
                  registrar is ChaseMellon Shareholder Services, P.O. Box 590,
                  Ridgefield Park, NJ 07660-0590. For more information, please call 1 800 205-7699.

Dividend          Subject to approval of the board of directors, dividends are
Payments          paid on Mellon's common stock on or about the 15th day of
                  February, May, August and November.

Direct Stock      The Direct Stock Purchase and Dividend Reinvestment Plan
Purchase and      provides a way to purchase shares of common stock directly
Dividend          from the Corporation at the market value for such shares.
Reinvestment      Nonshareholders may purchase their first shares of the
Plan              Corporation's common stock through the plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from ChaseMellon Shareholder
                  Services by calling 1 800 472-7629.

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
                                                                                 performance


Shareholder       Quarterly earnings and other news releases can be obtained by
Publications      fax by calling Company News on Call at 1 800 758-5804 and
                  entering a six-digit code (552187). Copies of Mellon's filings with the Securities Exchange Commission on Form 10-K, 10-Q and
                  8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Bank Center, Room
                  4826, Pittsburgh, PA 15258-0001.

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

         10.1              Mellon Bank Corporation Long-Term Profit                          Filed herewith.
                           Incentive Plan (1996), as amended, effective
                           May 3, 1999.

         10.2              Mellon Bank Corporation Stock Option Plan                         Filed herewith.
                           for Outside Directors (1989), as amended,
                           effective May 3, 1999.

         10.3              Mellon Bank Corporation Phantom Stock                             Filed herewith.
                           Unit Plan (1995), as amended, effective
                           May 18, 1999.

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