Form 10-Q
period 1999-09-30
MELLON FINANCIAL CORP
filed 1999-11-10
CIK 64782

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-7410


                          MELLON FINANCIAL CORPORATION
                       (formerly Mellon Bank Corporation)
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

                             MELLON BANK CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
                Class                              September 30, 1999
                -----                              ------------------

      Common Stock, $.50 par value                    508,650,024

-------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

-------------------------------------------------------------------------------


                                                                      Page No.
                                                                      --------

Part I - Financial Information
------------------------------

Financial Highlights                                                     2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Items 2 and 3)                               3

Financial Statements (Item 1):
    Consolidated Income Statement                                       47
    Consolidated Income Statement - Five Quarter Trend                  49
    Consolidated Balance Sheet                                          51
    Consolidated Statement of Cash Flows                                52
    Consolidated Statement of Changes in Shareholders' Equity           54

Notes to Financial Statements                                           56


Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                              63

Exhibits and Reports on Form 8-K (Item 6)                               63

Signature                                                               65

Corporate Information                                                   66

Index to Exhibits                                                       67





Cautionary Statement
-------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the year 2000 project; the effects of divestitures; simulation of changes in interest rates; and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Corporation's markets; equity and fixed-income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                                  Quarter ended                          Nine months ended
                                                       ------------------------------------------         -------------------------
                                                       SEPT. 30,        June 30,       Sept. 30,          SEPT. 30,      Sept. 30,
                                                            1999            1999            1998               1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS

Diluted earnings per common share:
  Operating                                             $    .46  (a)   $    .45  (a)      $ .41            $1.34  (a)      $1.20
  Cash operating (b)                                         .52  (a)        .50  (a)        .47             1.51  (a)       1.36
  Reported                                                   .45             .45             .41             1.38            1.20
Net income applicable to common stock (in millions):
  Operating                                             $    236  (a)   $    236  (a)      $ 218            $ 703  (a)      $ 639
  Cash operating (b)                                         266  (a)        266  (a)        246              792  (a)        720
  Reported                                                   231             238             218              723             639
Return on common equity (annualized):
  Operating                                                 22.3% (a)       21.4% (a)       20.3%            21.5% (a)       20.9%
  Cash operating (b)                                        43.7  (a)       41.1  (a)       40.2             41.7  (a)       41.2
  Reported                                                  21.8            21.6            20.3             22.1            20.9
Return on assets (annualized):
  Operating                                                 1.92% (a)       1.90% (a)       1.81%            1.89% (a)       1.83%
  Cash operating (b)                                        2.25  (a)       2.23  (a)       2.11             2.21  (a)       2.13
  Reported                                                  1.87            1.92            1.81             1.94            1.83
-----------------------------------------------------------------------------------------------------------------------------------

SELECTED KEY DATA

Fee revenue as a percentage of net interest
  and fee revenue (FTE)                                       69%             69%             66%              69%             66%
Efficiency ratio excluding amortization of
  intangibles (c)                                             61%             62%             62%              61%             63%

Assets under management (in billions) (d)               $    446        $    465        $    368
Assets under administration or
  custody (in billions) (d)                                2,156           2,061           1,642

Dividends paid per common share                         $    .20        $    .20        $    .18         $    .58        $    .53
Dividends paid on common stock (in millions)                 103             104              94              301             271

Closing common stock price (d)                            $33.63        $  36.38        $  27.50
Market capitalization (in millions) (d)                   17,103          18,704          14,363
Average common shares and equivalents
  outstanding - diluted (in thousands)                   518,605         525,712         531,548          525,182         529,884
-----------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS AT PERIOD END

Shareholders' equity to assets:
  Reported                                                  9.00%           8.77%           9.03%
  Tangible (b)                                              5.45            5.29            5.47
Tier I capital                                              7.12            6.87            6.78
Total (Tier I plus Tier II) capital                        11.58           11.18           11.22
Leverage capital                                            6.82            6.70            7.06
-------------------------------------------------------------------------------------------------


                                  (continued)

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS (CONTINUED)                                  Quarter ended                              Nine months ended
                                                         ----------------------------------------         ------------------------
                                                         SEPT. 30,        June 30,      Sept. 30,         SEPT. 30,      Sept. 30,
(dollar amounts in millions)                                  1999            1999           1998              1999           1998
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES FOR THE PERIOD

Loans                                                      $30,177         $30,504        $30,426           $30,711        $30,043
Total interest-earning assets                               38,407          39,015         37,797            39,072         37,396
Total assets                                                48,871          49,766         47,937            49,765         47,384
Total tangible assets (b)                                   47,012          47,878         46,096            47,876         45,631
Deposits                                                    33,462          33,358         33,399            33,633         33,227
Notes and debentures                                         3,372           3,387          3,003             3,370          2,935
Trust-preferred securities                                     991             991            991               991            991
Total shareholders' equity                                   4,212           4,417          4,265             4,365          4,123
Tangible common shareholders' equity (b)                     2,417           2,591          2,424             2,538          2,337
----------------------------------------------------------------------------------------------------------------------------------

(a) Operating and cash operating results for the third quarter of 1999 exclude a $5 million after-tax net loss from divestitures. The second quarter of 1999 excludes a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. Also excluded from the first nine months of 1999 are a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle recorded in the first quarter of 1999.
(b) See page 7 for a definition of amounts and ratios.
(c) See page 26 for the definition of this ratio.
(d) Period-end amount.

Note: All calculations are based on unrounded numbers.


MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
-------------------------------------------------------------------------------

Diluted earnings per common share and net income applicable to common stock, on a reported basis, were $.45 and $231 million, respectively, for the third quarter of 1999. Third quarter 1999 reported results included a $5 million after-tax net loss from divestitures. The annualized return on common equity and return on assets, on a reported basis, were 21.8% and 1.87%, respectively, for the third quarter of 1999.

Excluding the net loss from divestitures, third quarter 1999 diluted operating earnings per common share totaled $.46, an increase of 12% compared with $.41 in the third quarter of 1998. Operating net income applicable to common stock in the third quarter of 1999 was $236 million, an increase of 8% compared with $218 million in the third quarter of 1998. The annualized return on common equity and return on assets, on an operating basis, were 22.3% and 1.92%, respectively, for the third quarter of 1999, compared with 20.3% and 1.81%, respectively, for the third quarter of 1998. In the second quarter of 1999, diluted operating earnings per common share totaled $.45 and operating net income applicable to common stock was $236 million.

Diluted cash operating earnings per common share totaled $.52 in the third quarter of 1999, an increase of 11%, compared with $.47 in the third quarter of 1998. Cash operating net income applicable to common stock was $266 million, an increase of 8% compared with $246 million in the third quarter of 1998. The annualized cash return on tangible common equity and cash return on tangible assets, on an operating basis, were 43.7% and

-------------------------------------------------------------------------------

2.25%, respectively, in the third quarter of 1999, compared with 40.2% and 2.11%, respectively, in the third quarter of 1998. In the second quarter of 1999, diluted cash operating earnings per common share totaled $.50 and cash operating net income applicable to common stock was $266 million.

Fee revenue for the third quarter of 1999 of $765 million was impacted by the March 1999 sale of the credit card business, the June 1999 sale of the network services transaction processing unit, the sale of the mortgage businesses that was completed in the third quarter of 1999 and the October 1998 acquisition of Newton Management Limited (Newton). Excluding the effect of acquisitions and divestitures, fee revenue increased 9% compared with the third quarter of 1998, primarily due to a 12% increase in trust and investment fee revenue. Excluding the fee revenue generated by the mortgage businesses and the network services transaction processing unit, fee revenue decreased 1% compared with the second quarter of 1999, resulting from lower securities lending revenue, lower brokerage fees and lower foreign currency and securities trading revenue. At September 30, 1999, assets under management totaled $446 billion, a 21% increase from September 30, 1998, and assets under administration or custody totaled $2,156 billion, a 31% increase from September 30, 1998.

Net interest revenue on a fully taxable equivalent basis for the third quarter of 1999 was $352 million, down $24 million compared with the prior-year period and down $11 million from the second quarter of 1999. The decrease compared with the third quarter of 1998 primarily resulted from the sale of the credit card business. Excluding the net interest revenue generated by the credit card business in the prior-year period, net interest revenue decreased $9 million compared with the third quarter of 1998, reflecting lower loan fees and higher funding costs related to the repurchase of common stock. The decrease compared with the second quarter of 1999 resulted from higher funding costs related to the repurchase of common stock as well as a lower level of interest-earning assets.

Operating expense before trust-preferred securities expense and net revenue from acquired property for the third quarter of 1999 was $716 million. Excluding the effect of acquisitions and divestitures and $56 million of nonrecurring expenses in the second quarter of 1999, operating expense was unchanged compared with the third quarter of 1998 and decreased 2% compared with the second quarter of 1999, reflecting the continuing focus on expense management and productivity.

Credit quality expense was $5 million in the third quarter of 1999, compared with $12 million in the third quarter of 1998 and $5 million in the second quarter of 1999. The lower expense in the third quarter of 1999 compared with the prior-year period resulted from a lower provision for credit losses following the sale of the credit card business, as well as higher net revenue from acquired property. Net credit losses were $10 million in the third quarter of 1999, compared with $15 million in the third quarter of 1998 and $11 million in the second quarter of 1999.

Nonperforming assets totaled $169 million at September 30, 1999, compared with $142 million at June 30, 1999, $161 million at March 31, 1999, and $140 million at September 30, 1998. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .58% at September 30, 1999, compared with
 .46% at June 30, 1999, .53% at March 31, 1999, and .45% at September 30, 1998.

Year-to-date 1999 compared with year-to-date 1998

For the first nine months of 1999, the Corporation reported diluted earnings per common share of $1.38 and net income applicable to common stock of $723 million. Year-to-date 1999 results included an $82 million after-tax net gain from divestitures, or $.16 per common share, $36 million after-tax of nonrecurring

-------------------------------------------------------------------------------


expenses, or $.07 per common share, and a $26 million after-tax charge for the cumulative effect of a change in accounting principle, or $.05 per common share. The annualized return on common equity and return on assets, on a reported basis, were 22.1% and 1.94%, respectively, for the first nine months of 1999.

Excluding the net gain from divestitures, the nonrecurring expenses and the charge for a change in accounting principle, year-to-date 1999 diluted operating earnings per common share totaled $1.34, an increase of 12% compared with $1.20 in the first nine months of 1998. Operating net income applicable to common stock in the first nine months of 1999 was $703 million, an increase of 10% compared with $639 million in the first nine months of 1998. For the first nine months of 1999, diluted cash operating earnings per common share totaled $1.51, an increase of 11% compared with $1.36 in the first nine months of 1998. Cash operating net income applicable to common stock totaled $792 million, an increase of 10% compared with $720 million in the first nine months of 1998.

The comparison of fee revenue in the first nine months of 1999 to the first nine months of 1998 was impacted by the credit card, network services and mortgage banking divestitures, the Newton and Founders acquisitions and the elimination of fees from the electronic filing of income tax returns, a service that was discontinued at the end of 1998. Excluding these factors, fee revenue increased 12% compared with the first nine months of 1998, primarily due to a 13% increase in trust and investment fee revenue. Net interest revenue decreased $31 million in the first nine months of 1999 compared with the prior-year period. Excluding the net interest revenue generated by the credit card business, net interest revenue decreased $3 million compared with the first nine months of 1998, reflecting lower loan fees and higher funding costs related to the repurchase of common stock, partially offset by a higher level of interest-free funds. Excluding the effect of the nonrecurring expenses, acquisitions and divestitures, operating expense before trust-preferred securities expense and net revenue from acquired property increased 2% in the first nine months of 1999 compared with the first nine months of 1998.


SIGNIFICANT FINANCIAL EVENTS
-------------------------------------------------------------------------------


Divestitures

In January 1999, the Corporation announced its intentions to sell its credit card business, mortgage businesses and network services transaction processing unit as part of an initiative to sharpen its strategic focus on businesses with the highest growth and return potential. In March 1999, the Corporation completed the sale of the credit card business to Citibank, a unit of Citigroup. In June 1999, the Corporation completed the sale of the network services transaction processing unit to U.S. Bancorp. In addition, the sale of the commercial mortgage servicing business to GMAC Commercial Mortgage Corporation, which began during the second quarter of 1999 on a portfolio-by-portfolio basis, was completed by September 30, 1999. Finally, on September 30, 1999, the Corporation sold its residential mortgage business to Chase Mortgage Company, a subsidiary of The Chase Manhattan Corporation.

In the third quarter of 1999, the Corporation recorded an $8 million pre-tax net loss from divestitures. The after-tax net loss from these transactions totaled $5 million, or $.01 per common share. The net loss primarily resulted from an adjustment to the previous write-downs recorded to reflect the net sales proceeds received for the residential and commercial mortgage servicing businesses. This loss was partially offset by an additional gain related to the sale of the network services transaction processing unit as more customers converted to the purchaser, as well as a gain on the sale of seven Mellon (MD) retail offices in September 1999, as discussed further on the following page. The Corporation expects a favorable impact on operating results in the future following the sale of the mortgage businesses, which generated an after-tax operating loss of approximately

-------------------------------------------------------------------------------


$5 million, or approximately $.01 per common share, in the third quarter of 1999. Including the $142 million pre-tax net gain reported in the first six months of 1999, the pre-tax net gain from divestitures totaled $134 million for the first nine months of 1999. For an analysis of the financial impact of these divestitures, see the "Divestitures" disclosure in the "Business sectors" section on pages 8 through 17. Excluding the net gain on the sales, the future impact of the credit card business, mortgage businesses and network services transaction processing unit divestitures on the Corporation's earnings is not expected to be material. Proceeds from these divestitures will be invested in the Corporation's remaining businesses, used for acquisitions and/or to repurchase common stock.

Sale of Mellon (MD) Retail Offices

In September 1999, Mellon Bank (MD) National Association completed the sale of its seven retail offices, including approximately $225 million of deposits and $35 million of loans, to Sandy Spring National Bank of Maryland. The Corporation will continue to have a significant presence in the Maryland market by maintaining and expanding its commercial lending, private banking, jumbo mortgage and consulting/operational businesses in the region.

Repurchase of common stock

In January 1999, the Corporation's board of directors approved an enhancement to an existing common share repurchase authorization by increasing the number of the Corporation's shares authorized for repurchase to 20 million shares. During the third quarter of 1999, 6.6 million shares of common stock were repurchased, completing the 20 million share repurchase program. In September 1999, the board of directors authorized an additional repurchase of up to 25 million shares of common stock to be used for general corporate purposes.

Corporate name change

On October 18, 1999, the Corporation's name was changed to Mellon Financial Corporation to more clearly communicate its strategic focus. In addition, on the same day Mellon Financial Company, the Corporation's financing entity, changed its corporate name to Mellon Funding Corporation.

CASH OPERATING RESULTS
-------------------------------------------------------------------------------


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


-----------------------------------------------------------------------------------------------------------------------------------
                                                               Quarter ended                                Nine months ended
                                                     -------------------------------------------       --------------------------
(dollar amounts in millions                          SEPT. 30,          June 30,      Sept. 30,        SEPT. 30,       Sept. 30,
 except per share amounts)                                1999  (a)         1999 (a)       1998             1999  (a)       1998
-----------------------------------------------------------------------------------------------------------------------------------
Operating net income applicable to
  common stock                                         $   236          $   236         $   218           $   703        $   639
After-tax impact of amortization
  of intangibles from purchase acquisitions                 30               30              28                89             81
---------------------------------------------------------------------------------------------------------------------------------
    Cash operating net income applicable
      to common stock                                  $   266          $   266         $   246           $   792        $   720
        Increase over prior-year period                      8%               9%             16%               10%            16%
    Cash operating earnings per common
      share - diluted                                  $   .52          $   .50         $   .47           $  1.51        $  1.36
        Increase over prior-year period                     11%              11%             16%               11%            15%

Average common equity                                  $ 4,212          $ 4,417         $ 4,265           $ 4,365        $ 4,089
Less:  Average goodwill and other identified
         intangibles, net of tax benefit (b)            (1,859)          (1,888)         (1,841)           (1,889)        (1,752)
Plus:  Average minority interest (c)                        64               62               -                62              -
---------------------------------------------------------------------------------------------------------------------------------
    Average tangible common equity (b)                 $ 2,417          $ 2,591         $ 2,424           $ 2,538        $ 2,337
    Cash return on tangible common
      equity (b)(d)                                       43.7%            41.1%           40.2%             41.7%          41.2%

Average total assets                                   $48,871          $49,766         $47,937           $49,765        $47,384
Average total tangible assets (b)                      $47,012          $47,878         $46,096           $47,876        $45,631
Cash return on tangible assets (b)(d)                     2.25%            2.23%           2.11%             2.21%          2.13%
---------------------------------------------------------------------------------------------------------------------------------

(a) Cash operating results for the third quarter of 1999 exclude a $5 million after-tax net loss from divestitures. The second quarter of 1999 excludes a $38 million after-tax net gain from divestitures and $36 million after-tax of nonrecurring expenses. Also excluded from the first nine months of 1999 are a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle recorded in the first quarter of 1999.
(b) The amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of $361 million, $368 million, $299 million, $368 million and $253 million, respectively, of average tax benefits related to tax deductible goodwill and other intangibles.
(c) Following the fourth quarter 1998 acquisition of a majority interest in Newton, the Corporation began to include minority interest in the calculation of average tangible common equity. Minority interest at both September 30, 1999, and June 30, 1999, totaled $64 million.
(d)  Ratios are annualized.

BUSINESS SECTORS
--------------------------------------------------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30,


                                                          Global              Global           Regional         Specialized
                                      Wealth             Investment          Investment        Consumer          Commercial
                                     Management          Management           Services          Banking            Banking
(dollar amounts in millions,       ---------------     ---------------     ---------------   ----------------  ----------------
averages in billions)               1999      1998      1999      1998      1999     1998     1999     1998     1999     1998
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue (expense)   $  37     $  35     $  (3)    $  (2)    $  15    $  11    $ 122    $ 126    $ 104    $  98
  Fee revenue                         78        68       249       195       222      209       39       47       34       25
-------------------------------------------------------------------------------------------------------------------------------
    Total revenue                    115       103       246       193       237      220      161      173      138      123
Credit quality expense (revenue)      (3)       (1)       --        --        --       --        3        2        1        1
Operating expense:
  Intangible amortization              5         4         7         6         3        3       13       13        7        7
  Trust-preferred securities          --        --        --        --        --       --        1        1        4        2
  Other                               59        54       156       116       182      172       92       99       53       52
-------------------------------------------------------------------------------------------------------------------------------
    Total operating expense           64        58       163       122       185      175      106      113       64       61
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes            54        46        83        71        52       45       52       58       73       61
Income taxes (benefits)               21        18        34        28        21       19       19       21       27       23
-------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                $  33     $  28     $  49     $  43     $  31    $  26    $  33    $  37    $  46    $  38
-------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (a)         $  38     $  32     $  56     $  48     $  34    $  29    $  42    $  46    $  50    $  43
-------------------------------------------------------------------------------------------------------------------------------
Average assets                     $ 6.3     $ 5.7     $ 2.0     $ 1.5     $ 1.6    $ 1.4    $13.9    $13.0    $12.4    $10.9
Average common equity              $ 0.4     $ 0.4     $ 0.5     $ 0.4     $ 0.5    $ 0.4    $ 0.7    $ 0.6    $ 0.7    $ 0.7
Average Tier I preferred equity    $  --     $  --     $  --     $  --     $  --    $  --    $ 0.1    $ 0.1    $ 0.1    $ 0.1
-------------------------------------------------------------------------------------------------------------------------------
Return on common equity (b)           35%       30%       37%       39%       24%      27%      19%      23%      24%      21%
Return on assets (b)                2.14%     1.87%       NM        NM        NM       NM     0.94%    1.14%    1.46%    1.34%
Pretax operating margin               47%       43%       34%       37%       22%      20%      32%      34%      53%      49%
Pretax operating margin (c)           52%       48%       37%       40%       23%      22%      41%      42%      61%      57%
Efficiency ratio (c)                  51%       52%       63%       60%       77%      78%      58%      57%      38%      43%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                           Global              Global          Regional         Specialized
                                      Wealth             Investment          Investment        Consumer         Commercial
                                     Management          Management           Services          Banking           Banking
(dollar amounts in millions,       ---------------     ---------------    ----------------  ----------------  -----------------
averages in billions)               1999     1998       1999     1998       1999     1998     1999     1998     1999     1998
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue (expense)   $ 113     $ 102     $  (8)    $  (2)    $  39    $  33    $ 368    $ 377    $ 304    $ 279
  Fee revenue                        236       199       731       557       667      615      120      115       87       76
-------------------------------------------------------------------------------------------------------------------------------
    Total revenue                    349       301       723       555       706      648      488      492      391      355
Credit quality expense (revenue)      (5)       (2)       --        --        --       --        8        9        9        7
Operating expense:
  Intangible amortization             15        13        22        14         9        9       37       37       22       21
  Trust-preferred securities           1        --        --        --        --       --        3        3        9        7
  Other                              179       154       458       334       538      515      289      292      163      157
-------------------------------------------------------------------------------------------------------------------------------
    Total operating expense          195       167       480       348       547      524      329      332      194      185
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and
  cumulative effect of
  accounting change                  159       136       243       207       159      124      151      151      188      163
Income taxes (benefits)               61        52       100        86        64       51       56       56       71       62
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting change         98        84       143       121        95       73       95       95      117      101
Cumulative effect of
  accounting change (d)               --        --        --        --        --       --       --       --       --       --
-------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)              $  98     $  84     $ 143     $ 121     $  95    $  73    $  95    $  95    $ 117    $ 101
-------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (a)         $ 112     $  96     $ 160     $ 133     $ 104    $  82    $ 122    $ 122    $ 134    $ 117
-------------------------------------------------------------------------------------------------------------------------------
Average assets                     $ 6.3     $ 5.5     $ 1.9     $ 1.4     $ 1.7    $ 1.3    $14.1    $12.8    $12.0    $10.4
Average common equity              $ 0.4     $ 0.3     $ 0.5     $ 0.4     $ 0.5    $ 0.4    $ 0.7    $ 0.6    $ 0.7    $ 0.7
Average Tier I preferred equity    $  --     $  --     $  --     $  --     $  --    $  --    $ 0.1    $ 0.1    $ 0.1    $ 0.1
-------------------------------------------------------------------------------------------------------------------------------
Return on common equity (b)           35%       32%       37%       38%       26%      25%      19%      20%      21%      21%
Return on assets (b)                2.11%     2.03%       NM        NM        NM       NM     0.90%    0.99%    1.30%    1.30%
Pretax operating margin               46%       45%       34%       37%       22%      19%      31%      31%      48%      46%
Pretax operating margin (c)           50%       49%       37%       40%       24%      20%      39%      39%      56%      54%
Efficiency ratio (c)                  51%       51%       63%       60%       76%      80%      59%      59%      42%      44%
-------------------------------------------------------------------------------------------------------------------------------

(a) Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.
(b)  Annualized.
(c) Excludes amortization of intangibles and trust-preferred securities expense.
(d) The cumulative effect of an accounting change has not been allocated to any of the Corporation's reportable sectors.
(e) Includes $(8) million and $134 million, respectively, in pre-tax net gains (losses) from divestitures for the three and nine month periods ended September 30, 1999.
(f) Ratios exclude the impact of the net divestiture gains (losses) and nonrecurring expenses.
NM - Not meaningful.

-----------------------------------------------------------------------------------------------------------------------------------
               Large                                                                    Real Estate
             Corporate               Total Core                                        Workout/Other               Consolidated
              Banking                  Sectors                 Divestitures               Activity                    Results
           ----------------       -----------------           ---------------        -----------------           ------------------
            1999       1998         1999       1998           1999       1998          1999       1998             1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
           $  67     $   66       $  342     $  334           $  8      $  35          $  2       $  7           $  352     $  376
              65         57          687        601             70 (e)    112             6          5              763        718
-----------------------------------------------------------------------------------------------------------------------------------
             132        123        1,029        935             78        147             8         12            1,115      1,094
               7         --            8          2             --         13            (3)        (3)               5         12

              --         --           35         33              2          2            --         --               37         35
               6          6           11          9             --          1             9         10               20         20
              74         75          616        568             63        114            --         --              679        682
-----------------------------------------------------------------------------------------------------------------------------------
              80         81          662        610             65        117             9         10              736        737
-----------------------------------------------------------------------------------------------------------------------------------
              45         42          359        323             13         17             2          5              374        345
              16         15          138        124              6          7            (1)        (4)             143        127
-----------------------------------------------------------------------------------------------------------------------------------
           $  29     $   27       $  221     $  199           $  7      $  10          $  3       $  9           $  231     $  218
-----------------------------------------------------------------------------------------------------------------------------------
           $  29     $   27       $  249     $  225           $  9      $  12          $  3       $  9           $  261     $  246
-----------------------------------------------------------------------------------------------------------------------------------
           $ 9.2     $  9.9       $ 45.4     $ 42.4           $2.2      $ 4.4          $1.3       $1.1           $ 48.9     $ 47.9
           $ 1.0     $  1.0       $  3.8     $  3.5           $0.2      $ 0.3          $0.2       $0.5           $  4.2     $  4.3
           $ 0.3     $  0.3       $  0.5     $  0.5           $ --      $  --          $0.5       $0.5           $  1.0     $  1.0
-----------------------------------------------------------------------------------------------------------------------------------
             12%        11%          23%        22%             NM         NM            NM         NM              22%        20%
           1.22%      1.10%        1.93%      1.86%             NM         NM            NM         NM            1.87%      1.81%
             34%        35%          35%        35%             NM         NM            NM         NM              34% (f)    32%
             38%        39%          39%        39%             NM         NM            NM         NM              39% (f)    37%
             56%        61%          60%        61%             NM         NM            NM         NM              61% (f)    62%
-----------------------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------------------
               Large                                                                    Real Estate
             Corporate               Total Core                                        Workout/Other            Consolidated
              Banking                  Sectors                 Divestitures               Activity                 Results
           ----------------       ----------------           ---------------          -----------------      ----------------------
            1999       1998         1999       1998           1999       1998          1999       1998         1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
          $  202     $  195       $1,018     $  984           $ 51       $ 97          $ 17       $ 36       $1,086       $1,117
             197        181        2,038      1,743            418 (e)    366            41         30        2,497        2,139
-----------------------------------------------------------------------------------------------------------------------------------
             399        376        3,056      2,727            469        463            58         66        3,583        3,256
              13         --           25         14             11         32           (11)        (7)          25           39

               1          1          106         95              5          5            --         --          111          100
              17         17           30         27              1          2            28         30           59           59
             233        232        1,860      1,684            255        338            59         13        2,174        2,035
-----------------------------------------------------------------------------------------------------------------------------------
             251        250        1,996      1,806            261        345            87         43        2,344        2,194
-----------------------------------------------------------------------------------------------------------------------------------


             135        126        1,035        907            197         86           (18)        30        1,214        1,023
              49         45          401        352             76         32           (12)        (9)         465          375
-----------------------------------------------------------------------------------------------------------------------------------

              86         81          634        555            121         54            (6)        39          749          648

              --         --           --         --             --         --            --         --          (26)         --
-----------------------------------------------------------------------------------------------------------------------------------
          $   86     $   81       $  634     $  555           $121       $ 54          $ (6)      $ 39       $  723       $  648
-----------------------------------------------------------------------------------------------------------------------------------
          $   86     $   81       $  718     $  631           $126       $ 59          $ (6)      $ 39       $  812       $  729
-----------------------------------------------------------------------------------------------------------------------------------
          $  9.5     $ 10.2       $ 45.5     $ 41.6           $3.0       $4.4          $1.3       $1.4       $ 49.8       $ 47.4
          $  1.0     $  1.0       $  3.8     $  3.4           $0.2       $0.3          $0.4       $0.4       $  4.4       $  4.1
          $  0.3     $  0.3       $  0.5     $  0.5           $ --       $ --          $0.5       $0.5       $  1.0       $  1.0
-----------------------------------------------------------------------------------------------------------------------------------
             12%        11%          23%        22%             NM         NM            NM         NM          22%          21%
           1.21%      1.06%        1.86%      1.78%             NM         NM            NM         NM        1.94%        1.83%
             34%        34%          34%        33%             NM         NM            NM         NM          32% (f)      31%
             38%        38%          38%        38%             NM         NM            NM         NM          37% (f)      36%
             58%        62%          61%        62%             NM         NM            NM         NM          61% (f)      63%
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In the second quarter of 1999, the Corporation realigned its business sectors to better reflect the Corporation's organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six major business sectors. All prior periods have been restated. In addition, the effect of Divestitures has been displayed separately, as discussed further on page 15. The results of the Corporation's major business sectors are presented and analyzed on an internal management reporting basis. Net interest revenue, fee revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business sectors are on a taxable equivalent basis. There is no intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 1998 Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Following the decision to sell the credit card business, mortgage businesses and network services transaction processing unit, the Corporation's core business sectors were restated to exclude these businesses. In addition, core business sectors were restated to exclude: the results of a mutual fund administration service provided under a long-term contract that expires at the end of May 2000; the gain on the sale of the Mellon Bank (MD) N.A. retail offices that were sold in September 1999; the results of the merchant card processing business that was sold in December 1998; and fee revenue from the electronic filing of income tax returns, which was discontinued at the end of 1998. These businesses' results are now reported as "Divestitures." Furthermore, the Real Estate Workout sector, which previously had been reported separately, was combined with Other Activity. The Real Estate Workout sector has diminished in significance as the level of nonperforming real estate assets has decreased.

Following is a discussion of the Corporation's business sectors. In the tables that follow, the income statement amounts are presented in millions, the assets under management, administration and custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Total Core Sectors

-----------------------------------------------------------------------------------------------------
                                                                                    Growth rates
                                 Quarter ended         Nine months ended         -------------------
                             ---------------------   ----------------------       3Q 99    9 Mos 99
                             SEPT. 30,   Sept. 30,   SEPT. 30,   Sept. 30,          vs        vs
                                  1999        1998        1999        1998        3Q 98    9 Mos 98
-----------------------------------------------------------------------------------------------------
Total revenue                   $1,029        $935      $3,056      $2,727          10%         12%
Total operating expense         $  662        $610      $1,996      $1,806           8%         10%
Income before taxes             $  359        $323      $1,035      $  907          12%         14%
Return on common equity             23%         22%         23%         22%
Pretax operating margin (a)         39%         39%         38%         38%
-----------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Income before taxes for the Corporation's core sectors was $359 million in the third quarter of 1999, an increase of $36 million, or 12%, compared with the prior-year period. This increase resulted from positive operating leverage as revenues increased $94 million, or 10%, while operating expense increased $52 million, or 8%, and

-------------------------------------------------------------------------------


credit quality expense increased $6 million. The increase in total revenue was primarily due to higher fee revenue resulting from business growth as well as the October 1998 Newton acquisition which added $35 million of fee revenue. Total operating expense increased primarily due to business growth as well as acquisitions.

Income before taxes for the Corporation's core sectors was $1.035 billion in the first nine months of 1999, an increase of $128 million, or 14%, compared with the prior-year period, driven by a 12% increase in total revenue partially offset by a 10% increase in operating expense and higher credit quality expense. This increase in revenue and expense resulted primarily from business growth, the Newton acquisition and the April 1998 Founders acquisition.

Wealth Management

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Growth rates
                                               Quarter ended                  Nine months ended               --------------------
                                          ------------------------          -----------------------           3Q 99       9 Mos 99
                                          SEPT. 30,      Sept. 30,         SEPT. 30,      Sept. 30,             vs           vs
                                               1999           1998              1999           1998           3Q 98       9 Mos 98
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $115           $103              $349           $301             13%            16%
Total operating expense                        $ 64           $ 58              $195           $167             10%            16%
Income before taxes                            $ 54           $ 46              $159           $136             24%            18%
Return on common equity                          35%            30%               35%            32%
Pretax operating margin (a)                      52%            48%               50%            49%
Assets under management                        $ 53           $ 42
Assets under administration/custody            $ 34           $ 34
-----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Wealth Management includes private asset management services, private banking and jumbo residential mortgage lending. Income before taxes for the Wealth Management sector was $54 million in the third quarter of 1999, up $8 million, or 24%, from the prior-year period. Revenue increased $12 million, or 13%, due to higher private asset management fee revenue. Assets under management increased to $53 billion at September 30, 1999 from $42 billion at September 30, 1998, reflecting a higher level of private assets under management, due to new business and market appreciation. Operating expense increased $6 million, or 10%, in support of business growth.

Income before taxes for this sector was $159 million in the first nine months of 1999, an increase of $23 million, or 18%, compared with the prior-year period. Total revenue increased 16% over the prior-year period, primarily due to growth in private asset management fees, while expenses also increased 16% over the same period, reflecting investments in staff and information systems to support business growth. It is currently anticipated that operating expenses may increase at rates comparable to, or at times somewhat in excess of, revenue to provide a platform for higher business growth.

--------------------------------------------------------------------------------

Global Investment Management

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                               Quarter ended                 Nine months ended               ----------------------
                                          ------------------------         ------------------------           3Q 99       9 Mos 99
                                          SEPT. 30,      Sept. 30,         SEPT. 30,      Sept. 30,            vs            vs
                                               1999           1998              1999           1998           3Q 98       9 Mos 98
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $246           $193              $723           $555             27%            30%
Total operating expense                        $163           $122              $480           $348             34%            38%
Income before taxes                            $ 83           $ 71              $243           $207             16%            17%
Return on common equity                          37%            39%               37%            38%
Pretax operating margin (a)                      37%            40%               37%            40%
Assets under management                        $362           $298
-----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Income before taxes for the Global Investment Management sector totaled $83 million in the third quarter of 1999, compared with $71 million in the third quarter of 1998, an increase of $12 million, or 16%. Revenue increased $53 million, or 27%, primarily due to higher mutual fund and institutional asset management fees due to the Newton acquisition and a higher level of managed assets. Mutual fund assets and institutional assets managed increased 21% to $362 billion at September 30, 1999, from $298 billion at September 30, 1998, due to new business and market appreciation, as well as the Newton acquisition. In addition, brokerage fees increased by $2 million. Total operating expense increased $41 million, or 34%, due to the Newton acquisition and the amortization of the related goodwill, and investments to support business growth. Excluding the impact of the Newton acquisition, revenue increased 11% and total operating expense increased 5%, resulting in a 20% increase in income before taxes.

Income before taxes for this sector was $243 million in the first nine months of 1999, an increase of $36 million, or 17%, compared with the prior-year period. Total revenue increased 30% while expense increased 38%, resulting from the same factors responsible for the third quarter of 1999 increases as compared to the prior-year period. In addition, the full nine-month impact of the April 1998 Founders acquisition also contributed to these increases. Excluding the impact of the Newton and Founders acquisitions, revenue increased 12% and expenses increased 7%, resulting in a 20% increase in income before taxes.

--------------------------------------------------------------------------------


Global Investment Services

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                               Quarter ended                 Nine months ended               ----------------------
                                          ------------------------         ------------------------           3Q 99       9 Mos 99
                                          SEPT. 30,      Sept. 30,         SEPT. 30,      Sept. 30,            vs            vs
                                               1999           1998              1999           1998           3Q 98       9 Mos 98
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                $  237         $  220              $706           $648              8%             9%
Total operating expense                      $  185         $  175              $547           $524              6%             5%
Income before taxes                          $   52         $   45              $159           $124             17%            29%
Return on common equity                          24%            27%               26%            25%
Pretax operating margin (a)                      23%            22%               24%            20%
Assets under management                      $   31         $   28
Assets under administration/custody          $2,122         $1,608
-----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice outsourcing for investment managers. Income before taxes for the Global Investment Services sector of $52 million increased $7 million, or 17%, compared with the prior-year period. The increase was attributable to a $17 million, or 8%, increase in total revenue resulting, in part, from higher institutional trust and mutual fund administration/custody fees, higher foreign exchange fees and increased benefits consulting and administration fees, compared with an increase of $10 million, or 6%, in total operating expenses. Assets under administration/custody exceeded $2 trillion at September 30, 1999, an increase of 32% from September 30, 1998.

Income before taxes for this sector was $159 million in the first nine months of 1999, an increase of $35 million, or 29%, compared with the prior-year period. Revenue increased 9% primarily reflecting the same factors responsible for the third quarter of 1999 increase while expenses increased 5%.

Regional Consumer Banking

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                               Quarter ended                 Nine months ended               ----------------------
                                          ------------------------         ------------------------           3Q 99       9 Mos 99
                                          SEPT. 30,      Sept. 30,         SEPT. 30,      Sept. 30,            vs            vs
                                               1999           1998              1999           1998           3Q 98       9 Mos 98
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $161           $173              $488           $492            (7)%           (1)%
Total operating expense                        $106           $113              $329           $332            (6)%           (1)%
Income before taxes                            $ 52           $ 58              $151           $151           (12)%             -%
Return on common equity                          19%            23%               19%            20%
Pretax operating margin (a)                      41%            42%               39%            39%
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Income before taxes for this sector totaled $52 million in the third quarter of 1999, a decrease of $6 million, or 12%, compared with the third quarter of 1998. Total revenue decreased $12 million, or 7%, compared with the prior-year period primarily due to lower fee revenue while total operating expense decreased $7 million, or 6%, compared with the prior-year period reflecting productivity improvements.

-------------------------------------------------------------------------------

Income before taxes for this sector was $151 million for the first nine months of 1999, unchanged compared with the first nine months of 1998.

Specialized Commercial Banking

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                               Quarter ended                 Nine months ended               ----------------------
                                          ------------------------         ------------------------           3Q 99       9 Mos 99
                                          SEPT. 30,      Sept. 30,         SEPT. 30,      Sept. 30,            vs            vs
                                               1999           1998              1999           1998           3Q 98       9 Mos 98
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $138           $123              $391           $355             12%            10%
Total operating expense                        $ 64           $ 61              $194           $185              1%             5%
Income before taxes                            $ 73           $ 61              $188           $163             23%            15%
Return on common equity                          24%            21%               21%            21%
Pretax operating margin (a)                      61%            57%               56%            54%
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Income before taxes for this sector totaled $73 million in the third quarter of 1999, up $12 million, or 23%, from the third quarter of 1998. Revenue increased $15 million, or 12%, due to higher net interest revenue resulting from loan growth as well as higher gains on equity securities. Operating expense increased $3 million, or only 1%, from the prior-year period.

Income before taxes for this sector was $188 million for the first nine months of 1999, an increase of $25 million, or 15%, compared with the prior-year period. Revenue increased $36 million, or 10%, due to increased net interest revenue resulting from loan growth, the Mellon 1st Business Bank acquisition in February 1998 and higher gains on equity securities. The $9 million, or 5%, increase in operating expense is primarily due to the Mellon 1st Business Bank acquisition and higher business volumes.

Large Corporate Banking

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Growth rates
                                               Quarter ended                 Nine months ended               ----------------------
                                          ------------------------         ------------------------           3Q 99       9 Mos 99
                                          SEPT. 30,      Sept. 30,         SEPT. 30,      Sept. 30,            vs            vs
                                               1999           1998              1999           1998           3Q 98       9 Mos 98
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $132           $123              $399           $376              7%             6%
Total operating expense                        $ 80           $ 81              $251           $250            (1)%             -%
Income before taxes                            $ 45           $ 42              $135           $126              4%             7%
Return on common equity                          12%            11%               12%            11%
Pretax operating margin (a)                      38%            39%               38%            38%
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Large Corporate Banking includes cash management, large corporate and institutional lending, corporate finance and derivative products, securities underwriting and trading and international banking. Income before taxes was $45 million for the third quarter of 1999, an increase of $3 million, or 4%, from the third quarter of 1998. An increase in credit quality expense was more than offset by revenue growth of 7%, while operating expenses decreased 1%. The revenue growth was driven primarily by higher cash management fee revenue.

-------------------------------------------------------------------------------


Income before taxes for this sector was $135 million in the first nine months of 1999, an increase of $9 million, or 7%, compared with the prior-year period. Revenue increased 6% while expenses were unchanged. The revenue growth was driven primarily by higher cash management revenue and the favorable expense trend primarily reflects improved productivity in the cash management line of business.

Divestitures

Divestitures includes residential and commercial mortgage loan origination and servicing; credit card; network services transaction processing; the gain on the sale of the Mellon Bank (MD) N.A. retail offices that were sold in September 1999; and, 1998 results include merchant card processing, and the fee revenue from the electronic filing of income tax returns service, which was discontinued at the end of 1998. In addition, Divestitures includes the results of a mutual fund administration service provided under a long-term contract with a third party that expires at the end of May 2000. Divestitures income before taxes was $13 million in the third quarter of 1999 and $17 million in the third quarter of 1998. The third quarter and first nine months of 1999 include an $8 million pretax net loss and a $134 million pretax net gain from divestitures, respectively, as further discussed in "Significant financial events" on pages 5 and 6.

Real Estate Workout/Other Activity

Real Estate Workout/Other Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the lines of business. The Real Estate Workout/Other Activity sector's pretax income for the third quarter of 1999 was $2 million, compared with income of $5 million in the third quarter of 1998. Revenue primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors and gains from the sale of assets. Operating expense includes trust-preferred securities expense and various nonrecurring charges for items not attributable to the operations of a business sector. The first nine months of 1999 includes $56 million of nonrecurring expenses related to a $30 million charitable contribution to the Mellon Bank Foundation and $26 million of expenses as part of the Mellon Third Century strategic initiatives recorded in the second quarter of 1999. Average assets primarily include assets of certain support areas not identified with the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors.

-------------------------------------------------------------------------------

                                                           Global            Global           Regional          Specialized
                                         Wealth          Investment         Investment        Consumer           Commercial
                                       Management        Management          Services          Banking            Banking
                                   -----------------   ---------------    ---------------   --------------    -----------------
(dollar amounts in millions,       3RD Q       2nd Q   3RD Q    2nd Q     3RD Q     2nd Q   3RD Q    2nd Q    3RD Q     2nd Q
 averages in billions)              1999        1999    1999     1999      1999     1999     1999     1999     1999      1999
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue (expense)   $  37     $  39    $  (3)    $  (2)    $  15    $  12    $ 122    $ 122    $ 104    $  101
  Fee revenue                         78        82      249       246       222      229       39       46       34        21
-------------------------------------------------------------------------------------------------------------------------------
    Total revenue                    115       121      246       244       237      241      161      168      138       122
Credit quality expense (revenue)      (3)       --       --        --        --       --        3        2        1         4
Operating expense:
  Intangible amortization              5         5        7         7         3        3       13       12        7         8
  Trust-preferred securities          --         1       --        --        --       --        1        1        4         2
  Other                               59        60      156       152       182      181       92       98       53        57
-------------------------------------------------------------------------------------------------------------------------------
    Total operating expense           64        66      163       159       185      184      106      111       64        67
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes            54        55       83        85        52       57       52       55       73        51
Income taxes (benefits)               21        21       34        35        21       23       19       20       27        20
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  33     $  34    $  49     $  50     $  31    $  34    $  33    $  35    $  46    $   31
-------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (a)         $  38     $  39    $  56     $  55     $  34    $  37    $  42    $  44    $  50    $   38
-------------------------------------------------------------------------------------------------------------------------------
Average assets                     $ 6.3     $ 6.3    $ 2.0     $ 2.0     $ 1.6    $ 1.7    $13.9    $14.2    $12.4    $ 12.0
Average common equity              $ 0.4     $ 0.4    $ 0.5     $ 0.5     $ 0.5    $ 0.5    $ 0.7    $ 0.6    $ 0.7    $  0.7
Average Tier I preferred equity    $  --     $  --    $  --     $  --     $  --    $  --    $ 0.1    $ 0.1    $ 0.1    $  0.1
-------------------------------------------------------------------------------------------------------------------------------
Return on common equity (b)           35%       37%      37%       38%       24%      28%      19%      21%      24%       17%
Return on assets (b)                2.14%     2.16%      NM        NM        NM       NM     0.94%    0.98%    1.46%     1.05%
Pretax operating margin               47%       46%      34%       35%       22%      23%      32%      33%      53%       42%
Pretax operating margin (c)           52%       50%      37%       38%       23%      25%      41%      41%      61%       50%
Efficiency ratio (c)                  51%       50%      63%       62%       77%      75%      58%      58%      38%       47%
-------------------------------------------------------------------------------------------------------------------------------

(a) Excludes the after-tax impact of amortization of goodwill and other intangibles from purchase acquisitions.
(b) Annualized.
(c) Excludes amortization of intangibles and trust-preferred securities expense.
(d) Includes $(8) million and $59 million, respectively, in pre-tax net gains (losses) from divestitures for the quarters ended September 30, 1999 and June 30, 1999.
(e) Ratios exclude the impact of the net divestiture gains (losses) and nonrecurring expenses.
NM - Not meaningful.


Income before taxes for the Corporation's core sectors increased $9 million, or 3%, or at an annualized rate of 12%, in the third quarter of 1999 compared to the second quarter of 1999. Total revenue decreased $7 million, or 1%, reflecting lower securities lending revenue, lower brokerage fees and lower foreign currency and securities trading revenue, while net interest revenue was unchanged. Operating expense decreased $12 million, or 2%, reflecting the focus on expense management and productivity, while credit quality expense decreased $4 million.

-----------------------------------------------------------------------------------------------------------------------------------
             Large                                                                  Real Estate
           Corporate                  Total Core                                    Workout/Other              Consolidated
             Banking                   Sectors              Divestitures              Activity                     Results
        ------------------        -----------------      -----------------        -----------------          -----------------
         3RD Q      2nd Q          3RD Q      2nd Q      3RD Q      2nd Q         3RD Q      2nd Q            3RD Q      2nd Q
          1999       1999           1999       1999       1999       1999          1999       1999             1999       1999
-----------------------------------------------------------------------------------------------------------------------------------
        $   67     $   70         $  342     $  342       $  8       $ 15          $  2       $  6           $  352     $  363
            65         70            687        694         70 (d)    152 (d)         6          6              763        852
-----------------------------------------------------------------------------------------------------------------------------------
           132        140          1,029      1,036         78        167             8         12            1,115      1,215
             7          6              8         12          -          1            (3)        (8)               5          5

             -          1             35         36          2          1             -          -               37         37
             6          5             11          9          -          -             9         10               20         19
            74         81            616        629         63         85             -         58              679        772
-----------------------------------------------------------------------------------------------------------------------------------
            80         87            662        674         65         86             9         68              736        828
-----------------------------------------------------------------------------------------------------------------------------------

            45         47            359        350         13         80             2        (48)             374        382
            16         17            138        136          6         28            (1)       (20)             143        144
-----------------------------------------------------------------------------------------------------------------------------------
        $   29     $   30         $  221     $  214       $  7       $ 52          $  3       $(28)          $  231     $  238
-----------------------------------------------------------------------------------------------------------------------------------
        $   29     $   30         $  249     $  243       $  9       $ 53          $  3       $(28)          $  261     $  268
-----------------------------------------------------------------------------------------------------------------------------------
        $  9.2     $  9.6         $ 45.4     $ 45.8       $2.2       $2.7          $1.3       $1.3           $ 48.9     $ 49.8
        $  1.0     $  1.0         $  3.8     $  3.7       $0.2       $0.2          $0.2       $0.5           $  4.2     $  4.4
        $  0.3     $  0.3         $  0.5     $  0.5       $  -       $  -          $0.5       $0.5           $  1.0     $  1.0
-----------------------------------------------------------------------------------------------------------------------------------
           12%        13%            23%        23%         NM         NM            NM         NM              22%        22%
         1.22%      1.27%          1.93%      1.87%         NM         NM            NM         NM            1.87%      1.92%
           34%        34%            35%        34%         NM         NM            NM         NM              34% (e)    33%  (e)
           38%        38%            39%        38%         NM         NM            NM         NM              39% (e)    38%  (e)
           56%        58%            60%        61%         NM         NM            NM         NM              61% (e)    62%  (e)
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
-------------------------------------------------------------------------------

                                                                        Quarter ended                        Nine months ended
                                                         -------------------------------------------      -------------------------
                                                          SEPT. 30,         June 30,      Sept. 30,       SEPT. 30,      Sept. 30,
(dollar amounts in millions)                                   1999             1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Trust and investment fee revenue:
   Investment management                                       $290             $284           $229          $  852         $  658
   Administration and custody                                   140              147            134             426            403
   Benefits consulting                                           66               61             58             183            164
   Brokerage fees                                                13               16             11              44             32
----------------------------------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                   509              508            432           1,505          1,257
Cash management and deposit transaction charges                  70               70             66             206            192
Mortgage servicing fees                                          48               51             44             151            152
Foreign currency and securities trading revenue                  42               45             39             130            118
Credit card fees                                                  -                -             23              18             70
Other                                                            96              113            108             331            333
----------------------------------------------------------------------------------------------------------------------------------
       Total fee revenue                                        765              787            712           2,341          2,122
Net gain (loss) from divestitures                                (8)              59              -             134              -
Gains on the sale of securities                                   -                -              -               -              1
----------------------------------------------------------------------------------------------------------------------------------
       Total noninterest revenue                               $757             $846           $712          $2,475         $2,123
----------------------------------------------------------------------------------------------------------------------------------

Fee revenue as a percentage of net interest and
   fee revenue (FTE)                                             69%              69%            66%             69%            66%
Trust and investment fee revenue as a percentage
  of net interest and fee revenue (FTE)                          45%              44%            40%             44%            39%
----------------------------------------------------------------------------------------------------------------------------------


Memo:

Gross joint venture fee revenue (a)                            $122             $120           $ 70          $  345         $  217
----------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation accounts for its interest in joint ventures under the equity method of accounting with the net results primarily recorded as other fee revenue, as well as trust and investment fee revenue. The gross joint venture fee revenue is not included in total fee revenue above.


Fee revenue


Fee revenue increased $53 million, or 7%, in the third quarter of 1999 compared with the third quarter of 1998. Fee revenue in the third quarter of 1999 was impacted by the March 1999 sale of the credit card business, the June 1999 sale of the network services transaction processing unit, the sale of the mortgage businesses that was completed in the third quarter of 1999 and the October 1998 acquisition of Newton. Excluding the effect of acquisitions and divestitures, fee revenue increased 9% compared with the prior-year period, primarily due to a 12% increase in trust and investment fee revenue. Including the trust and investment fee gross revenue generated by the Corporation's joint ventures, trust and investment fee revenue increased 17% compared with the third quarter of 1998.

-------------------------------------------------------------------------------

                                                         3rd Qtr. 1999               3rd Qtr. 1999         Nine Mo. 1999
                                                             over                        over                  over
                                                         3rd Qtr. 1998               2nd Qtr. 1999         Nine Mo. 1998
----------------------------------------------------------------------------------------------------------------------------------

Trust and investment fee revenue growth (a)                    12%                           - %                13%
Total fee revenue growth (decline) (b)                          9%                          (1)%                12%
----------------------------------------------------------------------------------------------------------------------------------

(a)  Excluding the effect of acquisitions.
(b) Excluding the effect of acquisitions and divestitures and fees from the electronic filing of income tax returns.


Investment management fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                                          Quarter ended                       Nine months ended
                                                           ----------------------------------------      --------------------------
                                                            SEPT. 30,       June 30,      Sept. 30,       SEPT. 30,      Sept. 30,
(in millions)                                                    1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees (a):
   Equity funds                                                  $ 69           $ 65           $ 45            $195           $126
   Taxable money market funds:
     Institutional                                                 25             27             21              77             60
     Individuals                                                   11              9              8              29             24
   Tax-exempt bond funds                                           22             23             24              68             71
   Fixed-income funds                                              11             12             11              35             27
   Tax-exempt money market funds                                    7              7              7              22             21
   Nonproprietary                                                   7              6              6              19             13
----------------------------------------------------------------------------------------------------------------------------------
         Total managed mutual fund fees                           152            149            122             445            342
Private asset                                                      73             73             56             217            162
Institutional asset                                                65             62             51             190            154
----------------------------------------------------------------------------------------------------------------------------------
         Total investment management fee revenue                 $290           $284           $229            $852           $658
----------------------------------------------------------------------------------------------------------------------------------

(a) Net of quarterly mutual fund fees waived and fund expense reimbursements of $7 million, $9 million and $10 million at September 30, 1999, June 30, 1999 and September 30, 1998, respectively. Net of year-to-date fees waived and fund expense reimbursements of $24 million and $31 million at September 30, 1999, and September 30, 1998, respectively.


Excluding the revenue from the Newton acquisition, investment management revenue increased $28 million in the third quarter of 1999, compared with the prior-year period. This increase resulted from a $15 million, or 12%, increase in mutual fund management revenue, a $7 million, or 13%, increase in private asset management revenue and a $6 million, or 11%, increase in institutional asset management revenue. These increases resulted from net new business and an increase in the market value of assets under management.

Mutual fund management fees are based upon the average net assets of each fund. The average net assets of proprietary funds managed at Dreyfus/Founders/Newton in the third quarter of 1999 were $124 billion, up $16 billion, or 15%, from $108 billion in the third quarter of 1998 and down $2 billion from $126 billion in the second quarter of 1999. The increase from the third quarter of 1998 primarily resulted from increases in average net assets of equity funds and institutional taxable money market funds. Proprietary equity funds averaged $45 billion in the third quarter of 1999, compared with $32 billion in the third quarter of 1998 and $44 billion in the second quarter of 1999.

-------------------------------------------------------------------------------

As shown in the table below, the market value of trust assets under management was $446 billion at September 30, 1999, a $19 billion, or 4%, decrease from $465 billion at June 30, 1999, and a $78 billion, or 21%, increase from $368 billion at September 30, 1998. The decrease compared with June 30, 1999, resulted from a general market decrease. At September 30, 1999, compared to June 30, 1999, the Standard & Poor's 500 Index decreased 6.6% while the Lehman Brothers Long-Term Government Bond Index decreased 0.2%.

----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT
                                                            SEPT. 30,       June 30,      March 31,        Dec. 31,      Sept. 30,
(in billions)                                                    1999           1999           1999            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Mutual fund assets managed:
    Equity funds                                                 $ 45           $ 46           $ 43            $ 40           $ 30
    Taxable money market funds:
        Institutional                                              38             39             40              40             38
        Individuals                                                10              9              9               9              9
    Tax-exempt bond funds                                          15             16             16              16             17
    Fixed-income funds                                              7              7              8               7              7
    Tax-exempt money market funds                                   7              8              8               8              8
    Nonproprietary                                                 26             26             23              21             16
----------------------------------------------------------------------------------------------------------------------------------
          Total mutual fund assets managed                        148            151            147             141            125
Private asset                                                      53             55             50              47             37
Institutional asset (a)(b)                                        245            259            250             237            206
----------------------------------------------------------------------------------------------------------------------------------
          Total market value of assets
            under management                                     $446           $465           $447            $425           $368
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes assets managed at Pareto Partners of $28 billion at September 30, 1999; $28 billion at June 30, 1999; $28 billion at March 31, 1999; $24 billion at December 31, 1998; and $24 billion at September 30, 1998. The Corporation has a 30% equity interest in Pareto Partners.
(b) Beginning at September 30, 1999, securities lending cash collateral is included in institutional assets managed. Prior periods have been restated.

At September 30, 1999, the combined market values of $26 billion of nonproprietary mutual funds and $245 billion of institutional assets managed, by asset type, were as follows: equities, $94 billion; balanced, $43 billion; fixed income, $64 billion; money market, $42 billion; and $28 billion at Pareto Partners, primarily in currency overlay and global fixed-income products, for a total of $271 billion.

Administration and custody fee revenue

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter ended                         Nine months ended
                                                            ---------------------------------------       --------------------------
                                                            SEPT. 30,       June 30,      Sept. 30,       SEPT. 30,      Sept. 30,
(in millions)                                                    1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust                                              $ 96           $104           $ 95            $300           $288
Mutual fund                                                        39             38             34             111            101
Private asset                                                       5              5              5              15             14
----------------------------------------------------------------------------------------------------------------------------------
   Total administration and custody fee revenue                  $140           $147           $134            $426           $403
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------


As shown in the table on the prior page, administration and custody fee revenue increased $6 million, or 4%, in the third quarter of 1999 compared with the third quarter of 1998, primarily resulting from a $5 million, or 18%, increase in mutual fund administration revenue.

The reported growth within institutional trust and custody revenue was tempered primarily by the contribution of pre-existing business to the Russell/Mellon Analytical Services Inc. and the CIBC Mellon Global Securities Services joint ventures. The results of joint ventures are accounted for under the equity method of accounting, which reports the Corporation's share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. The table below shows institutional trust and custody fee revenue including the gross revenue generated by the Corporation's joint ventures that provide such services. Including the institutional trust and custody gross revenue generated by these joint ventures, institutional trust and custody revenue increased $21 million, or 21%, compared with the third quarter of 1998 but decreased $5 million, or 4%, compared with the second quarter of 1999. The decrease compared with the second quarter of 1999 resulted from lower administration revenue at Buck Consultants, Inc. and lower securities lending revenue.

----------------------------------------------------------------------------------------------------------------------------------
                                                                          Quarter ended                       Nine months ended
INSTITUTIONAL TRUST AND                                  ---------------------------------------------    ------------------------
  CUSTODY FEE REVENUE                                       SEPT. 30,       June 30,      Sept. 30,       SEPT. 30,      Sept. 30,
(in millions)                                                    1999           1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Total institutional trust and custody fee
  revenue - as reported                                          $ 96           $104           $ 95            $300           $288
Adjustment to reflect joint venture revenue                        31             28             11              90             32
----------------------------------------------------------------------------------------------------------------------------------
Adjusted institutional trust and custody fee revenue             $127           $132           $106            $390           $320
----------------------------------------------------------------------------------------------------------------------------------


Mutual fund administration and custody fees are expected to be impacted beginning in the second quarter of 2000 as a long-term contract with a third party expires at the end of May 2000. Fees from this contract totaled approximately $22 million in the third quarter of 1999.

The market value of assets under administration/custody, shown in the table below, was $2,156 billion at September 30, 1999, an increase of $95 billion compared with $2,061 billion at June 30, 1999, and an increase of $514 billion compared with $1,642 billion at September 30, 1998. The increase compared with June 30, 1999, resulted from net new business.


----------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION/CUSTODY
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in billions)                                           1999             1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Institutional trust (a)                               $2,046           $1,954            $1,826           $1,803            $1,556
Mutual fund                                               76               73                69               62                52
Private asset                                             34               34                33               38                34
----------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration/custody                          $2,156           $2,061            $1,928           $1,903            $1,642
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $350 billion of assets at September 30, 1999; $327 billion of assets at June 30, 1999; $218 billion of assets at March 31, 1999; $244 billion of assets at December 31, 1998; and $265 billion of assets at September 30, 1998, administered by CIBC Mellon Global Securities Services, a joint venture.

-------------------------------------------------------------------------------


Benefits consulting and brokerage fees

Benefits consulting fees generated by Buck Consultants, Inc. increased $8 million, or 15%, in the third quarter of 1999, compared with the prior-year period, primarily resulting from net new business and increased project activity with existing clients. The $2 million, or 23%, increase in brokerage fees in the third quarter of 1999 compared to the prior-year period primarily resulted from higher trading volumes. Dreyfus Brokerage Services, Inc. averaged approximately 8,500 trades per day in the third quarter of 1999, compared with approximately 9,800 trades per day in the second quarter of 1999 and approximately 6,900 trades per day in the third quarter of 1998.

Cash management and deposit transaction charges

The $4 million, or 6%, increase in cash management fees and deposit transaction charges in the third quarter of 1999, compared with the prior-year period, primarily resulted from higher volumes in the electronics business.

Mortgage servicing fees

Mortgage servicing fees increased $4 million, or 8%, in the third quarter of 1999, compared with the third quarter of 1998. This increase primarily resulted from a lower level of mortgage prepayments. By September 30, 1999, the Corporation completed the sales of the residential and commercial mortgage servicing businesses.

Foreign currency and securities trading revenue

The $3 million, or 9%, increase in foreign currency and securities trading revenue in the third quarter of 1999, compared with the third quarter of 1998, was primarily related to growth in the number of foreign exchange customers and favorable market conditions.

Credit card fees

The absence of credit card fees in the third and second quarters of 1999 resulted from the March 1999 divestiture of the credit card business.

Other fee revenue

Other fee revenue of $96 million in the third quarter of 1999 decreased $12 million, or 12%, compared with the third quarter of 1998, primarily resulting from the June 1999 sale of the network services transaction processing unit. This business generated $14 million and $11 million of fee revenue in the second quarter of 1999 and the third quarter of 1998, respectively.

Net gain (loss) from divestitures

In the third quarter of 1999, the Corporation recorded an $8 million pre-tax net loss from divestitures. Including the $142 million pre-tax net gain reported in first six months of 1999, the pre-tax net gain from divestitures totaled $134 million for the first nine months of 1999. For further analysis of the net gain
(loss) from divestitures, see the "Divestitures" disclosure in the "Significant financial events" section on pages 5 and 6.

-------------------------------------------------------------------------------


Third quarter 1999 compared with second quarter 1999

Excluding the fee revenue generated by the mortgage businesses and the network services transaction processing unit, fee revenue decreased 1% compared with the second quarter of 1999, resulting from lower securities lending revenue, lower brokerage fees and lower foreign currency and securities trading revenue.

Year-to-date 1999 compared with year-to-date 1998

Fee revenue in the first nine months of 1999 totaled $2.341 billion. The comparison to the first nine months of 1998 was impacted by the credit card, network services and mortgage banking divestitures, the Newton and Founders acquisitions and the elimination of fees from the electronic filing of income tax returns, a service that was discontinued at the end of 1998. Excluding these factors, fee revenue increased 12% compared with the first nine months of 1998, primarily due to a 13% increase in trust and investment fee revenue.


NET INTEREST REVENUE
-------------------------------------------------------------------------------

Net interest revenue on a fully taxable equivalent basis for the third quarter of 1999 totaled $352 million, compared with $376 million in the third quarter of 1998 and $363 million in the second quarter of 1999. The net interest margin was 3.63% in the third quarter of 1999, compared with 3.95% in the third quarter of 1998 and 3.74% in the second quarter of 1999. The $24 million decrease in net interest revenue on a fully taxable equivalent basis in the third quarter of 1999, compared with the prior-year period, primarily resulted from the sale of the credit card business. Excluding the net interest revenue generated by the credit card business in the prior-year period, net interest revenue decreased $9 million compared with the third quarter of 1998, reflecting lower loan fees and higher funding costs related to the repurchase of common stock.

The Corporation sold its credit card business on March 31, 1999, and completed the sale of its residential mortgage servicing business on September 30, 1999, as discussed further in the "Significant financial events" section on pages 5 and 6. The balance sheet levels of credit card loans sold in the first quarter of 1999 totaled approximately $800 million at year-end 1998, while the residential mortgage warehouse portfolio that was sold as part of the September 30, 1999, divestiture of the residential mortgage servicing business totaled approximately $700 million at June 30, 1999.

Third quarter 1999 compared with second quarter 1999

Net interest revenue decreased $11 million in the third quarter of 1999 compared with the second quarter of 1999. This decrease resulted from higher funding costs related to the repurchase of common stock as well as a lower level of interest-earning assets.

Year-to-date 1999 compared with year-to-date 1998

Net interest revenue and the net interest margin, on a taxable equivalent basis, were $1.086 billion and 3.71%, respectively, in the first nine months of 1999, compared with $1.117 billion and 3.99%, respectively, in the first nine months of 1998. Excluding the net interest revenue generated by the credit card business, net interest revenue decreased $3 million compared with the first nine months of 1998, reflecting lower loan fees and higher funding costs related to the repurchase of common stock, partially offset by a higher level of interest-free funds.

-------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine months ended
                                                                               ----------------------------------------------------
                                                                                    SEPT. 30, 1999              Sept. 30, 1998
                                                                                 AVERAGE        AVERAGE       Average     Average
(dollar amounts in millions)                                                     BALANCE     YIELDS/RATES     balance  yields/rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                         $   755          4.80%       $   599          5.15%
                    Federal funds sold and securities under resale agreements        586          5.20            828          5.96
                    Other money market investments                                    57          4.34            125          5.45
                    Trading account securities                                       370          5.12            249          6.22
                    Securities:
                      U.S. Treasury and agency securities (a)                      6,414          6.41          5,336          6.76
                      Obligations of states and political subdivisions (a)           117          6.39             43          7.59
                      Other (a)                                                       92          7.52            127          6.94
                    Loans, net of unearned discount (a)                           30,710          7.37         30,027          8.03
                                                                                 -------                      -------
                         Total interest-earning assets                            39,101          7.10         37,334          7.73
                  Cash and due from banks                                          3,065                        3,205
                  Premises and equipment                                             565                          562
                  Customers' acceptance liability                                    121                          107
                  Net acquired property                                               28                           59
                  Other assets (a)                                                 7,354                        6,548
                  Reserve for credit losses                                         (442)                        (498)
                  ------------------------------------------------------------------------------------------------------------------
                         Total assets                                            $49,792                      $47,317
------------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                     $   372          2.34%       $   337          2.24%
shareholders'         Money market and other savings accounts                     12,387          2.80         10,982          2.93
equity                Retail savings certificates                                  6,725          4.53          7,658          5.01
                      Other time deposits                                          1,402          5.11          1,957          5.59
                    Deposits in foreign offices                                    3,033          4.36          2,714          5.01
                                                                                 -------                      -------
                         Total interest-bearing deposits                          23,919          3.61         23,648          4.05
                    Federal funds purchased and securities under
                     repurchase agreements                                         2,320          4.74          2,134          5.61
                    Short-term bank notes                                            734          5.14            294          5.71
                    U.S. Treasury tax and loan demand notes                          583          4.64            578          5.35
                    Term federal funds purchased                                     449          5.12            401          5.73
                    Commercial paper                                                 136          5.37            200          5.57
                    Other funds borrowed                                             420          8.12            349          9.06
                    Notes and debentures (with original maturities over
                      one year)                                                    3,370          6.60          2,935          6.90
                                                                                 -------                      -------
                         Total interest-bearing liabilities                       31,931          4.15         30,539          4.57
                  Total noninterest-bearing deposits                               9,714                        9,579
                  Acceptances outstanding                                            121                          107
                  Other liabilities (a)                                            2,652                        2,022
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities                                        44,418                       42,247
                  ------------------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures               991                          991
                  ------------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                         4,383                        4,079
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and
                           shareholders' equity                                  $49,792                      $47,317

------------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                          7.10%                        7.73%
                  Cost of funds supporting interest-earning assets                                3.39                         3.74
                  ------------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                      3.71%                        3.99%
                    Without taxable equivalent increments                                         3.69                         3.97
                  ------------------------------------------------------------------------------------------------------------------

                  (a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.
                  Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using

                                                            Quarter ended
-----------------------------------------------------------------------------------------------------------------------------------
       SEPT. 30, 1999             June 30, 1999            March 31, 1999               Dec. 31, 1998         Sept. 30, 1998
  AVERAGE       AVERAGE      Average      Average      Average      Average      Average       Average      Average      Average
  BALANCE  YIELDS/RATES      balance  yields/rates     balance  yields/rates     balance  yields/rates      balance  yields/rates
-----------------------------------------------------------------------------------------------------------------------------------
  $   740          4.85%     $   750          4.71%    $   776          4.85%    $   797          5.27%     $   575          5.27%
      655          5.20          635          5.47         465          4.84         663          4.97          665          7.06
       68          4.26           60          4.22          45          4.63          65          4.73          111          5.17
      403          5.27          414          4.87         291          5.25         258          6.31          266          6.64

    6,297          6.33        6,442          6.40       6,505          6.52       5,878          6.44        5,543          6.61
      121          5.84          118          6.44         112          6.94          86          6.88           53          7.26
       86          8.12           93          7.38          97          7.11         101          6.70          106          6.99
   30,179          7.31       30,501          7.30      31,465          7.50      31,503          7.75       30,421          8.05
  -------                    -------                   -------                   -------                    -------
   38,549          7.04       39,013          7.05      39,756          7.24      39,351          7.44       37,740          7.76
    2,970                      3,078                     3,148                     3,165                      3,115
      552                        570                       574                       573                        562
      132                        116                       114                       160                        106
       13                         36                        36                        39                         60
    7,211                      7,365                     7,488                     7,244                      6,794
     (414)                      (416)                     (498)                     (501)                      (501)
----------------------------------------------------------------------------------------------------------------------------------
  $49,013                    $49,762                   $50,618                   $50,031                    $47,876
----------------------------------------------------------------------------------------------------------------------------------


  $   380          3.33%     $   369          2.07%    $   367          1.57%    $   365          1.13%     $   354          2.18%
   12,674          2.85       12,477          2.79      12,002          2.75      11,646          2.84       11,073          2.96
    6,612          4.50        6,644          4.47       6,923          4.63       7,374          4.78        7,699          4.99
    1,106          5.26        1,244          4.90       1,864          5.17       2,558          5.48        2,071          5.64
    3,111          4.40        2,722          4.29       3,268          4.38       2,898          4.71        2,847          5.18
  -------                    -------                   -------                   -------                    -------
   23,883          3.63       23,456          3.54      24,424          3.67      24,841          3.88       24,044          4.09

    1,791          4.92        2,279          4.70       2,901          4.67       2,423          4.84        2,373          5.94
      821          5.33          846          4.98         531          5.07         296          5.45          275          5.69
      592          4.73          584          4.58         571          4.60         679          4.65          630          5.37
      362          5.34          508          5.04         479          5.04         258          5.48          271          5.74
      119          5.51          157          5.35         133          5.25         336          5.21          164          5.57
      409          8.88          417          7.23         435          8.26         409          9.14          344          9.18
    3,372          6.57        3,387          6.55       3,351          6.67       3,164          6.70        3,003          6.81
  -------                    -------                   -------                   -------                    -------
   31,349          4.18       31,634          4.08      32,825          4.19      32,406          4.35       31,104          4.62
    9,579                      9,902                     9,663                     9,651                      9,355
      132                        116                       114                       160                        106
    2,658                      2,705                     2,594                     2,484                      2,095
----------------------------------------------------------------------------------------------------------------------------------
   43,718                     44,357                    45,196                    44,701                     42,660
----------------------------------------------------------------------------------------------------------------------------------

      991                        991                       991                       991                        991
----------------------------------------------------------------------------------------------------------------------------------
    4,304                      4,414                     4,431                     4,339                      4,225
----------------------------------------------------------------------------------------------------------------------------------

  $49,013                    $49,762                   $50,618                   $50,031                    $47,876

                   7.04%                      7.05%                     7.24%                     7.44%                      7.76%
                   3.41                       3.31                      3.46                      3.58                       3.81
----------------------------------------------------------------------------------------------------------------------------------

                   3.63%                      3.74%                     3.78%                     3.86%                      3.95%
                   3.60                       3.71                      3.76                      3.84                       3.93
----------------------------------------------------------------------------------------------------------------------------------

dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

OPERATING EXPENSE
---------------------------------------------------------------------------------------------------------------------------------
                                                                    Quarter ended                           Nine months ended
                                                          ---------------------------------------       ------------------------
                                                          SEPT. 30,       June 30,      Sept. 30,       SEPT. 30,      Sept. 30,
(dollar amounts in millions)                                   1999           1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Staff expense                                               $   387        $   397        $   358         $ 1,175        $ 1,070
Professional, legal and other purchased services                 63             73             72             207            200
Net occupancy expense                                            61             64             59             186            174
Equipment expense                                                40             63             42             144            122
Amortization of mortgage servicing assets and
 purchased credit card relationships                             33             37             43             112            132
Amortization of goodwill and other intangible assets             37             37             35             111            100
Communications expense                                           26             30             27              85             79
Business development                                             32             64             33             129            111
Other expense                                                    37             44             48             136            147
--------------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-preferred
       securities expense and net revenue from
       acquired property                                        716            809            717           2,285          2,135
Trust-preferred securities expense                               20             19             20              59             59
Net revenue from acquired property                               (5)            (5)            (3)            (10)            (6)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                $   731        $   823        $   734         $ 2,334        $ 2,188
--------------------------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff                           28,300         28,700         28,400          28,700         28,300
--------------------------------------------------------------------------------------------------------------------------------

Efficiency ratio (a)                                             64%            65%            66%             66%            66%
Efficiency ratio excluding amortization of
 goodwill and other intangible assets                            61%            62%            62%             61%            63%
----------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense, net revenue from acquired property and second quarter 1999 nonrecurring expenses, as a percentage of revenue, computed on a taxable equivalent basis, excluding the net gain (loss) on divestitures and the sale of securities.


Operating expense before trust-preferred securities expense and net revenue from acquired property totaled $716 million, a decrease of $1 million compared with the third quarter of 1998. Third quarter 1999 expenses were impacted by the sale of the credit card business, the sale of the network services transaction processing unit, the sale of the mortgage businesses and the Newton acquisition. Excluding the effect of acquisitions and divestitures, operating expense before trust-preferred securities expense and net revenue from acquired property was unchanged compared with the third quarter of 1998, reflecting the continuing focus on expense management and productivity.


                                                            3rd Qtr. 1999               3rd Qtr. 1999               Nine Mos. 1999
                                                                over                        over                         over
                                                            3rd Qtr. 1998               2nd Qtr. 1999               Nine Mos. 1998
----------------------------------------------------------------------------------------------------------------------------------

Operating expense (reduction) growth (a)                         -%                         (2)%                          2%

----------------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense and net revenue from acquired property excluding second quarter 1999 nonrecurring expenses and the effect of acquisitions and divestitures.

-------------------------------------------------------------------------------


Third quarter 1999 compared with second quarter 1999

Operating expense before trust-preferred securities expense and net revenue from acquired property decreased $93 million compared with the second quarter of 1999. This decrease primarily resulted from $56 million of nonrecurring expenses recorded in the second quarter of 1999 as well as the sale of the network services transaction processing unit and the sale of the mortgage businesses. The nonrecurring expenses in the second quarter of 1999 consisted of a $30 million charitable contribution to the Mellon Bank Foundation as well as $26 million of expenses primarily related to replacing obsolete computer equipment and closing facilities as part of Mellon's Third Century strategic initiatives. Excluding these expenses and the impact of divestitures, operating expense before trust-preferred securities expense and net revenue from acquired property decreased 2% compared with the second quarter of 1999.

Year-to-date 1999 compared with year-to-date 1998

Operating expense before trust-preferred securities expense and net revenue from acquired property totaled $2.285 billion, an increase of $150 million in the first nine months of 1999 compared with the prior-year period. Excluding the effect of the nonrecurring expenses, acquisitions and divestitures, operating expense before trust-preferred securities expense and net revenue from acquired property increased 2% in the first nine months of 1999 compared with the prior-year period.

Year 2000 Project

In early 1996, the Corporation formed a year 2000 project team to identify information technology and non-information technology systems that require modification for the year 2000. A project plan was developed with goals and target dates. The Corporation's year 2000 project plan includes inventory, assessment, remediation, system testing, enterprise testing, contingency planning and internal certification. Within the classifications of information technology systems and non-information technology systems, the Corporation has prioritized its systems. The two highest categories are systems that are mission critical and those that are of high business value and priority (although not mission critical).

Information technology systems:

   The Corporation has completed 100% of the remediation and system testing for internal mission critical information technology systems. In late 1998, the Corporation began significant enterprise testing (e.g., testing with representative customers, integration testing between systems and testing with third-party vendors) of mission critical information technology systems, which is essentially completed. In addition, the Corporation has completed remediation and system testing, and has essentially completed enterprise testing, of information technology systems that the Corporation has determined are of high business value and priority.
   Additional enterprise testing will continue throughout 1999.

Non-information technology systems:

   The Corporation has completed planned testing of, and mitigation of identified problems involving, non-information technology systems that the Corporation has determined are mission critical or of high business value and priority. These mission critical and high business value non-information technology systems have been determined to be year 2000 compliant based upon testing of such systems by the Corporation, information supplied by manufacturers, or validated alternative operational methods.

-------------------------------------------------------------------------------

Any new technology implemented through year end 1999 is subject to the same year 2000 readiness process as was technology that was previously in place.

The Corporation incurred expenses throughout 1996, 1997 and 1998 related to this project and will continue to incur expenses throughout 1999. The Corporation currently estimates that the costs related to inventory, assessment, remediation, system testing, enterprise testing, contingency planning and internal certification will be approximately $95 million. Approximately 15% of these costs were incurred in 1996 and 1997, approximately 50% were incurred in 1998 with approximately 35% being expended in 1999. Expenditures in 1999 relate primarily to enterprise testing, contingency planning and internal certification. A significant portion of total year 2000 project expenses is represented by existing staff that has been redeployed to this project. The Corporation does not believe the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the year 2000 project are not expected to materially impact operating results in any one period.

The impact of year 2000 issues on the Corporation will depend not only on corrective actions the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has identified and has had an ongoing process of contacting mission critical third-party vendors and other significant third parties to determine their year 2000 plans and target dates. As part of such process, the Corporation has replaced certain third-party software vendors where the Corporation had significant doubts regarding the year 2000 compliance of their products. Risks associated with third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their year 2000 issues on as timely a basis as U.S. businesses. The Corporation is monitoring its non-U.S. subcustodians and has developed contingency plans with respect to non-U.S. subcustodians. Notwithstanding the Corporation's efforts, there can be no assurance that mission critical third-party vendors or other significant third parties will adequately address their year 2000 issues.

The Corporation has developed contingency plans to address risks associated with year 2000 issues. These activities include remediation contingency plans, year 2000 business resumption contingency plans and event management plans. Remediation contingency plans addressed the actions that would be taken if the approach to remediating a mission critical technology system was falling behind schedule or would not be completed when required. Such plans principally involved internal remediation or identifying alternate vendors. The Corporation has completed the implementation of its remediation contingency plans. Year 2000 business resumption contingency plans address year 2000 problems that occur, notwithstanding the remediation efforts of the Corporation and third parties. As part of its year 2000 business resumption contingency planning, the Corporation has enhanced its existing business recovery plans to reflect year 2000 issues and has developed plans designed to coordinate the efforts of its personnel and resources in addressing any mission critical year 2000 problems that become evident. In this regard, all existing business recovery plans involving mission critical processes have been reviewed, and options for addressing potential year 2000 problems have been identified. The Corporation has substantially completed the process of validating such plans. Event planning is intended to address year 2000 risks by actively monitoring operations during the period of time around the end of 1999 and the beginning of 2000 with a view to identifying any year 2000 problems that occur and taking action to manage and resolve such problems. These actions may include implementing previously developed year 2000 business resumption contingency plans or business recovery plans. Event plans have been developed and will be implemented throughout 1999 and the first quarter of 2000. As part of its Event Plan, the Corporation has announced that key retail bank locations will be open for business on Saturday and Sunday, January 1 and 2, 2000. There can be no assurance that any contingency plans will fully mitigate any year 2000 failures, problems or disruptions.

--------------------------------------------------------------------------------

Furthermore, there may be certain mission critical third parties, such as utilities, communication companies, transportation companies or governmental entities, where alternative arrangements or sources are unavailable or severely limited.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, there may be increases in the Corporation's problem loans and credit losses in future periods. In addition, the Corporation may be subject to increased risks as a fiduciary to the extent that issuers of assets it manages or administers fail to adequately address year 2000 issues and to increased liquidity risks to the extent of deposit withdrawals or fund redemptions or to the extent its lenders are unable due to year 2000 problems to provide the Corporation with funds. It is not possible, however, to quantify the potential impact of any such risks or losses at this time. As part of the Corporation's preparation and planning for possible year 2000 issues, approximately $1.8 billion of short-term funds have been replaced with floating and fixed-rate funds with maturities that extend beyond the end of 1999.

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

INCOME TAXES
--------------------------------------------------------------------------------


The provision for income taxes totaled $436 million, at an effective rate of 36.8%, in the first nine months of 1999, compared with $353 million, at an effective rate of 35.3%, in the first nine months of 1998. The Corporation's effective tax rate, excluding the effect of the net gain from divestitures and nonrecurring expenses, for the first nine months of 1999 was 36.5%. It is currently anticipated that the effective tax rate, excluding the effect of any net gain or loss from divestitures and nonrecurring expenses, will be approximately 36.5% for the remainder of 1999.


ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter ended
                                                                                   ---------------------------------------------
                                                                                   SEPT. 30,          June 30,         Sept. 30,
(average balances in millions)                                                          1999              1999              1998
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                             $ 1,463           $ 1,445           $ 1,351
Trading account securities                                                               403               414               266
Securities                                                                             6,364             6,652             5,754
Loans                                                                                 30,177            30,504            30,426
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                                  38,407            39,015            37,797
Noninterest-earning assets                                                            10,878            11,167            10,641
Reserve for credit losses                                                               (414)             (416)             (501)
--------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $48,871           $49,766           $47,937
--------------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                           $39,518           $40,123           $38,477
Wholesale and purchased funds                                                          9,353             9,643             9,460
--------------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                                 $48,871           $49,766           $47,937
--------------------------------------------------------------------------------------------------------------------------------

The $610 million increase in the Corporation's average interest-earning assets in the third quarter of 1999, compared with the third quarter of 1998, primarily reflects an increase in average securities.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $75 million in the third quarter of 1999 from the prior-year period. Average core funds increased $1.0 billion in the third quarter of 1999 from the prior-year period, primarily reflecting an increase in money market and other savings accounts and notes and debentures offset, in part, by decreases in demand deposits and retail savings certificates. Core funds averaged 97% of core assets in the third quarter of 1999, compared with 97% in the second quarter of 1999 and 95% in the third quarter of 1998.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, short-term bank notes, U.S. Treasury tax and loan demand notes, other time deposits, commercial paper and other funds borrowed. As a percentage of total average assets, average wholesale and purchased funds were 19% in the third quarter of 1999, compared with 19% in the second quarter of 1999 and 20% in the third quarter of 1998. It is anticipated that the level of wholesale and purchased funds will decrease as a result of the sale of the residential mortgage business.

COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------


The loan portfolio decreased $2.937 billion and $1.896 billion, respectively at September 30, 1999, compared with December 31, 1998, and September 30, 1998, reflecting the sale of the residential mortgage business in September 1999, the sale of the credit card business in March 1999 and a lower level of wholesale loans. The decreases were partially offset by increases in business banking, middle market lending and lease finance assets. At September 30, 1999, the composition of the loan portfolio was 63% commercial and 37% consumer.


--------------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF LOAN PORTFOLIO                       SEPT. 30,        June 30,         March 31,       Dec. 31,         Sept. 30,
(in millions)                                            1999            1999              1999           1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                           $11,296         $12,383           $11,683        $12,060           $11,330
   Commercial real estate                               2,594           2,534             2,504          2,285             2,257
   Consumer credit:
     Consumer mortgage                                  6,813           7,446             8,169          8,871             8,701
     Credit card                                            -               -                 -            804               788
     Other consumer credit                              4,070           3,800             3,950          3,700             3,745
--------------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                         10,883          11,246            12,119         13,375            13,234
   Lease finance assets                                 3,021           2,888             2,836          2,819             2,590
--------------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                          27,794          29,051            29,142         30,539            29,411
International loans                                     1,362           1,493             1,412          1,554             1,641
--------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount        $29,156         $30,544           $30,554        $32,093           $31,052
--------------------------------------------------------------------------------------------------------------------------------


Commercial and financial

At September 30, 1999, total domestic commercial and financial loans decreased by $764 million, or 6%, compared with December 31, 1998, and by $34 million, or less than 1%, compared with September 30, 1998, primarily as a result of a decrease in large wholesale lending. These decreases were partially offset by increases in business banking and middle market lending. Commercial and financial loans represented 39% of the total loan portfolio at September 30, 1999, compared with 38% at December 31, 1998, and 37% at September 30, 1998.

Commercial real estate

--------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS
                                                   SEPT. 30,         June 30,         March 31,       Dec. 31,         Sept. 30,
(in millions)                                           1999             1999              1999           1998              1998
--------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans            $1,740           $1,687            $1,649         $1,554            $1,509
Owner-occupied and other loans (a)                       854              847               855            731               748
--------------------------------------------------------------------------------------------------------------------------------
   Total domestic commercial real estate loans        $2,594           $2,534            $2,504         $2,285            $2,257
--------------------------------------------------------------------------------------------------------------------------------

(a) Owner-occupied and other loans are loans that are secured by real estate; however, the commercial property is not being relied upon as the primary source of repayment.


At September 30, 1999, domestic commercial real estate loans increased by $309 million, or 14%, compared with December 31, 1998, and by $337 million, or 15%, compared with September 30, 1998, reflecting steady loan growth. Domestic commercial real estate loans were 9% of total loans at September 30, 1999, up from 7% at both year-end 1998 and September 30, 1998.

-------------------------------------------------------------------------------

Consumer mortgage

----------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC CONSUMER MORTGAGE LOANS
                                                   SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
(in millions)                                           1999             1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Jumbo residential mortgages                           $3,435           $3,367            $3,640           $3,821            $3,835
One- to four-family residential mortgages:
  Warehouse                                                -              670             1,102            1,588             1,622
  Portfolio                                              621              654               654              858               690
Fixed-term home equity loans                           1,871            1,908             1,975            1,801             1,781
Home equity revolving credit line loans                  886              847               798              803               773
----------------------------------------------------------------------------------------------------------------------------------
    Total domestic consumer mortgage loans            $6,813           $7,446            $8,169           $8,871            $8,701
----------------------------------------------------------------------------------------------------------------------------------

At September 30, 1999, the domestic consumer mortgage portfolio totaled $6.813 billion, a $2.058 billion, or 23%, decrease from year-end 1998 and a $1.888 billion, or 22%, decrease from September 30, 1998. These decreases resulted primarily from the sale of the one- to four-family residential mortgages in the residential warehouse portfolio as part of the divestiture of the residential mortgage servicing business.

Credit card

The credit card business was sold on March 31, 1999, as discussed further in the "Significant financial events" section on pages 5 and 6. The CornerStone(sm) credit card accelerated resolution portfolio was included in the sale. This portfolio had been reported in "Other Assets" on the balance sheet.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $4.070 billion at September 30, 1999, an increase of $370 million, or 10%, from December 31, 1998, and $325 million, or 9%, from September 30, 1998. The increases were primarily due to higher levels of secured margin loans at Dreyfus Brokerage Services, Inc. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1.778 billion, or 44% of this portfolio, at September 30, 1999 compared with $1.765 billion at December 31, 1998 and $1.732 billion at September 30, 1998.

Lease finance assets

Lease finance assets totaled $3.021 billion at September 30, 1999, an increase of $202 million, or 7%, compared with December 31, 1998, and $431 million, or 17%, compared with September 30, 1998. Lease finance assets represented 10% of the total loan portfolio at September 30, 1999, compared with 9% at year-end 1998 and 8% at September 30, 1998.

International loans

Loans to international borrowers totaled $1.362 billion at September 30, 1999, down $192 million, or 12%, from year-end 1998 and down $279 million, or 17%, from September 30, 1998, primarily due to decreased activity with large corporate customers and foreign banks. There were no nonperforming international loans in any of the periods presented.

-------------------------------------------------------------------------------


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                    SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Expire within one year                                              $15,368           $14,287          $14,356           $14,462
  Expire within one to five years                                      16,835            17,111           17,440            18,276
  Expire over five years                                                1,066             1,047            1,636             1,592
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                              33,269            32,445           33,432            34,330
Standby letters of credit and foreign and other guarantees              4,229 (b)         3,578            3,830             4,004
Commercial letters of credit                                               99               139               86                85
Residential mortgage loans serviced with recourse                           -               109               97                85
Custodian securities lent with indemnification
  against broker default of return of securities                       30,217            33,994           31,802            30,279
----------------------------------------------------------------------------------------------------------------------------------

(a) For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 97 and 98 of the 1998 Annual Report to Shareholders.
(b)    Net of participations and cash collateral totaling $362 million.

CAPITAL
----------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA                                               SEPT. 30,          June 30,         Dec. 31,        Sept. 30,
(dollar amounts in millions, except per share amounts)                   1999              1999             1998             1998
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           $  4,219          $  4,303         $  4,521         $  4,358
Total shareholders' equity to assets ratio                               9.00%             8.77%            8.90%            9.03%

Tangible shareholders' equity (a)                                    $  2,454          $  2,498         $  2,641         $  2,540
Tangible shareholders' equity to assets ratio (b)                        5.45%             5.29%            5.41%            5.47%

Tier I capital ratio (c)                                                 7.12%             6.87%            6.53%            6.78%
Total (Tier I plus Tier II) capital ratio (c)                           11.58%            11.18%           10.80%           11.22%
Leverage capital ratio (c)                                               6.82%             6.70%            6.73%            7.06%
Total Tier I capital                                                 $  3,208          $  3,199         $  3,223         $  3,245
Total (Tier I plus Tier II) capital                                  $  5,217          $  5,209         $  5,331         $  5,367
Total risk-adjusted assets                                           $ 45,032          $ 46,572         $ 49,352         $ 47,852
Average assets - leverage capital basis                              $ 47,003          $ 47,727         $ 47,917         $ 45,979

Book value per common share                                          $   8.29          $   8.37         $   8.63         $   8.35
Tangible book value per common share                                 $   4.83          $   4.86         $   5.04         $   4.87

Closing common stock price                                           $  33.63          $  36.38         $  34.38         $  27.50
Market capitalization                                                $ 17,103          $ 18,704         $ 18,007         $ 14,363
Common shares outstanding (000)                                       508,650           514,211          523,846          522,280
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $64 million, $64 million, $60 million and $- million, respectively, of minority interest, primarily related to Newton. In addition, includes $353 million, $368 million, $373 million and $297 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.
(b) Shareholders' equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles. The amount of goodwill and other intangibles subtracted from shareholders' equity and total assets is net of any tax benefit.
(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

-------------------------------------------------------------------------------


The decrease in shareholders' equity at September 30, 1999, compared with the prior periods, primarily reflects common stock repurchases partially offset by earnings retention.

During the third quarter of 1999, 6.6 million shares of common stock were repurchased, bringing year-to-date repurchases to 20 million shares and completing the 20 million share repurchase program authorized by the board of directors in January 1999. In September 1999, the board of directors authorized an additional repurchase of up to 25 million shares of common stock to be used for general corporate purposes. The Corporation began to repurchase common stock under this program in late October 1999.

COMMON SHARES OUTSTANDING
-----------------------------------------------------------------------------------------------------------------------------
                                                                     THIRD QUARTER        YEAR TO DATE         Full Year
(in millions)                                                                 1999                1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                               514.2                 523.8             507.6
Shares issued for stock-based benefit plans and
  dividend reinvestment plan                                                 1.1                   4.9               7.0
Shares issued for Mellon United National Bank acquisition                      -                     -              10.2
Shares repurchased                                                          (6.6) (a)            (20.0) (b)         (1.0) (c)
-----------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                           508.7                 508.7             523.8
-----------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of $225 million for an average share price of $33.97 per share.
(b) Purchase price of $694 million for an average share price of $34.68 per share.
(c) Purchase price of $27 million for an average share price of $26.77 per share.


Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at September 30, 1999. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments. The continued improvement in the Corporation's capital ratios in 1999 resulted from earnings retention and the net gain and lower asset levels following the divestitures, partially offset by the repurchase of common stock.

-------------------------------------------------------------------------------


Acquisition-related intangibles


----------------------------------------------------------------------------------------------------------------------------------
ACQUISITION-RELATED INTANGIBLES                                     SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                               $2,111            $2,159           $2,221            $2,016
Purchased core deposit intangibles                                         55                62               75                81
Other identified intangibles                                               16                16               17                18
----------------------------------------------------------------------------------------------------------------------------------
     Total acquisition-related intangibles                             $2,182 (a)        $2,237           $2,313            $2,115
----------------------------------------------------------------------------------------------------------------------------------

(a) Acquisition-related intangibles at September 30, 1999, are composed of $1.014 billion of tax deductible intangibles and $1.168 billion of non-tax deductible intangibles.


The $95 million increase in goodwill from September 30, 1998, resulted from the Newton acquisition, partially offset by amortization expense. For the full-year 1999, using common shares and equivalents outstanding at September 30, 1999, the after-tax impact of the annual amortization is expected to be approximately $117 million, or approximately $.23 per share. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2000 through 2004 is expected to be approximately $132 million, $124 million, $120 million, $116 million and $115 million, respectively. The after-tax impact of the annual amortization for the years 2000 through 2004 is expected to be approximately $109 million, $103 million, $100 million, $97 million and $96 million, respectively.

Mortgage servicing assets and purchased credit card relationships


----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS AND PURCHASED
CREDIT CARD RELATIONSHIPS                                           SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets:
  Residential                                                             $17            $1,038           $1,046            $  942
  Commercial                                                                -                31               69                71
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets                                       17             1,069            1,115             1,013
Purchased credit card relationships                                         -                 -               17                18
----------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets and
       purchased credit card relationships                                $17            $1,069           $1,132            $1,031
----------------------------------------------------------------------------------------------------------------------------------


The decrease in total mortgage servicing assets at September 30, 1999 resulted from the sales of the residential and commercial mortgage servicing businesses. See the "Significant financial events" section on pages 5 and 6 for a further discussion of these divestitures. The remaining $17 million of residential mortgage servicing assets at September 30, 1999 relates to retained servicing rights on jumbo residential mortgages that were not part of the sale.

The Corporation capitalized $3 million of jumbo residential mortgage servicing assets in the third quarter of 1999, compared with $126 million in the third quarter of 1998 on both the portfolio that was sold and on the jumbo mortgage portfolio, in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were partially offset by amortization. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Net amortization expense totaled $33 million in the third quarter of 1999, including $1 million from the jumbo

-------------------------------------------------------------------------------


mortgage portfolio, compared with $41 million in the third quarter of 1998. The estimated fair value of capitalized mortgage servicing assets was approximately $19 million at September 30, 1999. The purchased credit card relationships shown in the table on the prior page were sold on March 31, 1999, as part of the sale of the Corporation's credit card business.


LIQUIDITY AND DIVIDENDS
-------------------------------------------------------------------------------


The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement, with approximately 10 months remaining until maturity. An additional $25 million backup line of credit that the Corporation previously maintained to provide support facilities for its commercial paper borrowings and for general corporate purposes was cancelled during the third quarter of 1999.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $414 million during the first nine months of 1999 to $3.340 billion. The increase resulted from $1.992 billion of net cash provided by operating activities and $2.654 billion of net cash provided by investing activities, primarily offset by $4.287 billion of net cash used in financing activities. Net cash provided by investing activities primarily reflected proceeds from the sales of the credit card business, network services transaction processing unit and mortgage businesses as well as the sales and securitizations of loans, partially offset by loan growth and an increase in federal funds sold. Net cash used in financing activities primarily reflected decreases in federal funds purchased and securities under repurchase agreements and transaction and savings deposits.

In September 1999, the Corporation issued $400 million of floating rate senior notes maturing in 2002. The proceeds from this issuance were used for general corporate purposes. This was the final issuance under an existing debt shelf registration statement on file with the Securities and Exchange Commission. In February 1999, the board of directors authorized the filing of a new $600 million debt shelf registration statement. The Corporation currently intends to file this new debt shelf registration statement in early 2000.

Contractual maturities of the Corporation's long-term debt totaled $6 million during the third quarter of 1999, including $1 million related to parent term debt. Contractual maturities of long-term debt will total approximately $260 million in the remainder of 1999, including $200 million related to parent term debt. Contractual maturities of long-term debt will total approximately $210 million in 2000, including $205 million related to parent term debt. The Corporation's and Mellon Bank, N.A.'s senior and subordinated debt ratings are presented in the table on the following page. There were no changes to these ratings during the third quarter of 1999 or for the past 15 months.

-------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
SENIOR AND SUBORDINATED DEBT RATINGS
  AT SEPTEMBER 30, 1999                      Standard & Poor's           Moody's            Duff & Phelps            Fitch/IBCA
-----------------------------------------------------------------------------------------------------------------------------------
Mellon Financial Corporation:
  Senior debt                                      A+                      A2                    A+                      A+
  Subordinated debt                                A                       A3                    A                       A
Mellon Bank, N.A.:
  Senior debt                                      AA-                     A1                    AA-                     AA-
  Subordinated debt                                A+                      A2                    A+                      A+
-----------------------------------------------------------------------------------------------------------------------------------


The Corporation paid $301 million in common stock dividends in the first nine months of 1999, compared with $271 million in the prior-year period. The common dividend payout ratio was 44% in the third quarter of 1999, compared with 43% in the third quarter of 1998. On a cash earnings per common share basis, the common dividend payout ratio was 39% in the third quarter of 1999, compared with 38% in the third quarter of 1998. Based upon shares outstanding at September 30, 1999, and the current quarterly common dividend rate of $.20 per share, the annualized common stock dividend cash requirement is expected to be approximately $410 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 22 in the Corporation's 1998 Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to September 30, 1999, of approximately $950 million, less any dividends declared and plus or minus net profits or losses, as defined, between October 1, 1999, and the date of any such dividend declaration.


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

-------------------------------------------------------------------------------


The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and forwards and financial options. The table below illustrates the simulation analysis of the impact of a 50 and 100 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on common equity. Given the low interest rate environment that currently exists, the impact of a 200 basis point shift upward or downward in interest rates is not shown in the simulation sensitivity analysis below. However, the impact of a +/- 200 basis point interest rate movement would not exceed the Corporation's guidelines. This analysis was prepared using the levels of all interest-earning assets and off-balance-sheet instruments used for interest rate risk management at September 30, 1999, assuming that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the September 30, 1999, levels and remaining at those levels thereafter.

--------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                                     Movements in interest rates from September 30, 1999 rates
--------------------------------------------------------------------------------------------------------------------------------
Simulated impact in the next 12 months                                   Increase                                 Decrease
  compared with September 30, 1999:                                  ------------------                      ------------------
                                                                     +50bp       +100bp                      -50bp       -100bp
                                                                     ------------------                      ------------------
  Net interest revenue (decrease) increase                           (.2)%        (.6)%                        .1%          .3%
  Earnings per share (decrease)                                      $ -        $(.01)                        $ -          $ -
  Return on common equity (decrease) increase                         (5) bp      (12) bp                       3 bp         6 bp
--------------------------------------------------------------------------------------------------------------------------------


The anticipated impact on net interest revenue under the 50 and 100 basis point increase (decrease) scenarios showed an impact of less than 1% under all scenarios at September 30, 1999, June 30, 1999, and September 30, 1998. The simulation analysis for these periods reflects the Corporation's efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with off-balance-sheet instruments

By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps--including callable and basis swaps--caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the board of directors and the Finance Committee. Use of off-balance-sheet instruments for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on common equity. The off-balance-sheet instruments used to manage the Corporation's interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 24 in the Corporation's 1998 Annual Report to Shareholders.

-------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                          Total at
                                                                                                                         Sept. 30,
(notional amounts in millions)               1999         2000          2001         2002          2003        2004+         1999
----------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
 generic swaps (a):
    Notional amount                          $   -        $ 235        $    -       $   -        $  450        $ 550       $1,235
    Weighted average rate:
      Receive                                    -         5.29%            -           -          5.65%        6.67%        6.03%
      Pay                                        -         5.35%            -           -          5.36%        5.54%        5.44%

Receive fixed/pay floating
 callable swaps (b):
    Notional value                           $ 100        $   -        $   -        $   -        $  750        $ 100       $  950
    Weighted average rate:
      Receive                                 6.54%           -            -            -          5.59%        6.38%        5.77%
      Pay                                     5.31%           -            -            -          5.33%        5.48%        5.35%

Pay fixed/receive floating
 generic swaps (a):
    Notional amount                          $   1        $   2        $  27        $ 351        $   93        $  14       $  488
    Weighted average rate:
      Receive                                 5.05%        5.14%        5.48%        5.52%         5.68%        5.41%        5.54%
      Pay                                     6.70%        5.49%        6.14%        6.42%         6.57%        6.39%        6.43%

Receive floating/pay floating
 basis swaps (a):
    Notional value                           $   -        $ 205        $   -        $   -        $    -        $   -       $  205
    Weighted average rate:
      Receive                                    -         5.38%           -            -             -            -        5.38%
      Pay                                        -         5.78%           -            -             -            -        5.78%

Other products (c)                           $   5        $  15        $  11        $  21        $    -        $   -       $   52
----------------------------------------------------------------------------------------------------------------------------------

       Total notional amount                 $ 106        $ 457        $  38        $ 372        $1,293        $ 664       $2,930
----------------------------------------------------------------------------------------------------------------------------------

(a) Generic and basis swaps' notional amounts and lives are not based upon interest rate indices.
(b) Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at September 30, 1999, are shown in this table.
(c) Balance represents index amortizing swaps with expected maturities from 1999 through 2002 and weighted average receive and pay rates of 7.10% and 5.31%, respectively.

-------------------------------------------------------------------------------


The table below presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of off-balance-sheet instruments used to manage interest rate risk was $302 million higher at September 30, 1999, compared with June 30, 1999, and approximately $1.2 billion lower compared with September 30, 1998. The decrease compared to September 30, 1998, was due to a change in the interest rate risk profile of the Corporation's on-balance-sheet instruments. The notional amounts shown in the prior table and the table below should be viewed in the context of the Corporation's overall interest rate risk management activities to assess the impact on the net interest margin.


----------------------------------------------------------------------------------------------------------------------------------
                                                                    SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                   $  181            $  159           $3,435            $2,557
Instruments associated with interest bearing liabilities                1,305             1,105              971               705
Instruments associated with loans                                       1,444             1,364            1,482               889
----------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                             $2,930            $2,628           $5,888            $4,151
----------------------------------------------------------------------------------------------------------------------------------


The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying assets and liabilities. The net differential resulted in interest revenue of $2 million and $8 million in the third quarter and first nine months of 1999, compared with $5 million and $16 million in the third quarter and first nine months of 1998.

Unaccreted deferred gains from off-balance-sheet instrument terminations totaled approximately $13 million while unamortized deferred losses totaled approximately $12 million at September 30, 1999. The Corporation recorded less than $1 million of these deferred net gains and losses into net interest revenue in both the third quarter and first nine months of 1999.

As of September 30, 1999, the Corporation no longer held off-balance-sheet contracts to manage the prepayment risk associated with residential mortgage servicing rights (MSRs) as a result of the sale of the residential mortgage business on September 30, 1999. At June 30, 1999, and September 30, 1998, the Corporation had entered into approximately $10.6 billion and $9.9 billion notional amount, respectively, primarily of interest rate floor and interest rate swap agreements to manage potential impairment of MSRs. The fair value of these instruments was $44 million at June 30, 1999, and $301 million at September 30, 1998.

In addition to the risk management instruments previously discussed, the Corporation utilizes total return swaps to minimize the risk related to the investment in start-up mutual funds. The Corporation had notional amounts of $138 million at September 30, 1999, $146 million at June 30, 1999, and $179 million at September 30, 1998, with negative fair values of $9 million and $13 million and a positive fair value of $1 million, respectively. The Corporation also has entered into contracts to hedge anticipated transactions. The Corporation has entered into $410 million notional amount of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized. The negative fair value of the contracts related to these anticipated transactions was approximately $1 million at September 30, 1999.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at September 30, 1999, was a negative $35 million, compared to a positive $5 million at June 30, 1999 and a positive $377 million at September 30, 1998. The decrease compared with the third quarter of 1998 primarily resulted from the elimination of off-balance-sheet instruments used to hedge MSRs as well as a decrease in the fair value of interest rate swaps used to hedge interest rate risk. The decrease compared with the second quarter of

-------------------------------------------------------------------------------


1999 primarily resulted from the elimination of off-balance-sheet instruments used to hedge MSRs. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                       SEPT. 30,         June 30,          Dec. 31,      Sept. 30,
(notional amounts in millions)                                              1999             1999              1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments (b):
     Interest rate swaps                                                  $2,930         $  2,593          $  4,028         $4,144
     Options, caps and floors purchased (c)                                    -               35                 -              -
     Futures and forward contracts                                             -                -             1,860              7
Mortgage servicing rights risk management instruments:
     Interest rate floors                                                      -           10,050            10,216          8,641
     Interest rate swaps                                                       -                -               900          1,200
     Principal only swaps                                                      -                -                 -             67
     Interest rate and spread locks                                            -              500               250              -
Other products:
     Total return swaps                                                      138              146               147            179
     Interest rate swaps, futures contracts and foreign
      currency contracts hedging anticipated transactions                    410              205               365          1,019
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $7 million at September 30, 1999, $45 million at June 30, 1999, $330 million at December 31, 1998, and $401 million at September 30, 1998.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value at risk measures the volatility of the value of equity, which is the present value of future expected cash flows of assets, liabilities and off-balance-sheet instruments. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value at risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology,

-------------------------------------------------------------------------------


which considers such factors as changes in interest rates, spreads and options volatility, the aggregate value at risk for trading activities, primarily related to foreign currency contracts, was approximately $2 million at September 30, 1999, unchanged from both June 30,1999, and September 30, 1998.


OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                         SEPT. 30,         June 30,        Dec. 31,      Sept. 30,
(notional amounts in millions)                                                1999             1999            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                               $15,331          $16,146         $17,538        $18,569
     Commitments to sell                                                    15,407           16,247          17,773         18,552
Foreign currency and other option contracts purchased                          297              494             608            772
Foreign currency and other option contracts written                            298              480             574            731
Interest rate agreements (b):
     Interest rate swaps                                                    19,619           18,491          11,236         11,465
     Options, caps and floors purchased                                        559              730             753            965
     Options, caps and floors written                                        1,226              954             929            945
     Futures and forward contracts                                           8,441            6,114           7,469          7,640
Other products                                                                 120               31              32              2
----------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $475 million at September 30, 1999, $530 million at June 30, 1999, $547 million at December 31, 1998 and $759 million at September 30, 1998.

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


CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter ended                         Nine months ended
                                                       ----------------------------------------         ------------------------
                                                       SEPT. 30,        June 30,      Sept. 30,         SEPT. 30,      Sept. 30,
(in millions)                                               1999            1999           1998              1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                  $10             $10            $15               $35            $45
Net revenue from acquired property                            (5)             (5)            (3)              (10)            (6)
---------------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                                  $ 5             $ 5            $12               $25            $39
--------------------------------------------------------------------------------------------------------------------------------

CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT LOSSES (CONTINUED)
-------------------------------------------------------------------------------


The decrease in credit quality expense in the third quarter of 1999 compared with the third quarter of 1998 resulted from a lower provision for credit losses following the sale of the credit card business as well as higher net revenue from acquired property.

The $93 million decrease in the reserve for credit losses at September 30, 1999, compared with September 30, 1998, as shown in the table below, was primarily due to the sale of the credit card business in March 1999. In conjunction with this sale, $84 million that had been associated with the credit card portfolio was removed from the reserve for credit losses. In addition, during the third quarter of 1999, $4 million that had been associated with the residential mortgage portfolio was removed from the reserve for credit losses in conjunction with the sale of the mortgage business.


-----------------------------------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                                       Quarter ended                              Nine months ended
                                                       ----------------------------------------           -------------------------
                                                       SEPT. 30,        June 30,      Sept. 30,           SEPT. 30,       Sept. 30,
(dollar amounts in millions)                                1999            1999           1998                1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of period                            $ 409           $ 410          $ 498               $ 496          $ 475
Net change in reserve from
  divestitures/acquisitions                                  (4)              -              -                 (88)            24
Credit losses:
  Commercial and financial                                  (10)            (14)            (2)                (27)            (6)
  Commercial real estate                                     (1)              -              -                  (1)            (5)
  Consumer credit:
    Credit cards                                              -               -            (11)                (11)           (33)
    Other consumer credit                                    (4)             (5)            (6)                (15)           (16)
  Lease finance assets                                        -              (1)            (2)                 (3)            (8)
-----------------------------------------------------------------------------------------------------------------------------------
      Total credit losses                                   (15)            (20)           (21)                (57)           (68)
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial and financial                                    2               8              1                  11              6
  Commercial real estate                                      1               -              2                   1              3
  Consumer credit:
    Credit cards                                              -               -              1                   1              4
    Other consumer credit                                     2               1              2                   5              8
  Lease finance assets                                        -               -              -                   1              1
----------------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                        5               9              6                  19             22
----------------------------------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Commercial and financial                                   (8)             (6)            (1)                (16)             -
  Commercial real estate                                      -               -              2                   -             (2)
  Consumer credit:
    Credit cards                                              -               -            (10)                (10)           (29)
    Other consumer credit                                    (2)             (4)            (4)                (10)            (8)
  Lease finance assets                                        -              (1)            (2)                 (2)            (7)
-----------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                               (10)            (11)           (15)                (38)           (46)
Provision for credit losses                                  10              10             15                  35             45
----------------------------------------------------------------------------------------------------------------------------------
Reserve at end of period                                  $ 405           $ 409          $ 498               $ 405          $ 498
----------------------------------------------------------------------------------------------------------------------------------

Reserve as a percentage of total loans                     1.39%           1.34%          1.60%               1.39%          1.60%
Reserve as a percentage of nonperforming loans              263%            338%           487%                263%           487%
Annualized net credit losses to average loans               .14%            .13%           .19%                .17%           .20%
-----------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS
-------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                                                SEPT. 30,     June 30,      March 31,      Dec. 31,    Sept. 30,
(dollar amounts in millions)                                         1999         1999           1999          1998         1998
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                  $154         $121           $127          $103         $103
Acquired property, net of the OREO reserve                             15           21             34            37           37
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $169         $142           $161          $140         $140
--------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                    .53%         .40%           .41%          .32%         .33%
Total nonperforming assets as a percentage of
  total loans and net acquired property                               .58%         .46%           .53%          .44%         .45%
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

At September 30, 1999, nonperforming assets totaled $169 million, an increase of $27 million compared with June 30, 1999, $8 million compared with March 31, 1999, and $29 million compared with September 30, 1998. The higher level of nonperforming loans primarily resulted from the addition of two commercial loans, one each during the first quarter and third quarter of 1999. This increase was partially offset by continued sales of acquired property. The ratio of nonperforming assets to total loans and net acquired property was .58% at September 30, 1999. This ratio has been lower than 1% for more than five years, reflecting the effectiveness of the Corporation's loan underwriting, administration and workout procedures, as well as a strong economy.

-------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                                   SEPT. 30,        June 30,      March 31,       Dec. 31,       Sept. 30,
(dollar amounts in millions)                                1999            1999           1999           1998            1998
--------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and financial                                  $ 89            $ 61           $ 66           $ 42            $ 34
  Commercial real estate                                       6               6              6              6               8
  Consumer credit:
     Consumer mortgage                                        47              43             44             44              53
     Other consumer credit                                     -               1              1              1               1
  Lease finance assets                                        12              10             10             10               7
--------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                              154             121            127            103             103
Restructured loans                                             -               -              -              -               -
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)                       154             121            127            103             103
--------------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                        15              24             37             40              40
  Reserve for real estate acquired                            (3)             (4)            (5)            (5)             (5)
--------------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                             12              20             32             35              35
  Other acquired assets                                        3               1              2              2               2
--------------------------------------------------------------------------------------------------------------------------------
         Total acquired property                              15              21             34             37              37
--------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                         $169            $142           $161           $140            $140
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of respective
  loan portfolio segments:
     Commercial and financial loans                          .79%            .50%           .56%           .34%            .30%
     Commercial real estate loans                            .23             .24            .25            .28             .35
     Consumer mortgage loans                                 .68             .58            .55            .50             .61
     Lease finance assets                                    .38             .33            .36            .37             .26
     Total loans                                             .53             .40            .41            .32             .33
Nonperforming assets as a percentage of
  total loans and net acquired property                      .58             .46            .53            .44             .45
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes $58 million, $15 million, $48 million, $19 million and $21 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.


------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                                                                            Lease                 Total
                                             Commercial      Commercial     Consumer      Finance            -----------------
(in millions)                               & Financial      Real Estate      Credit       Assets            1999         1998
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                              $ 61              $ 6          $44          $10            $121         $107
  Additions                                         45                1           13            3              62           38
  Payments (a)                                      (4)              (1)          (8)           -             (13)         (28)
  Return to accrual status                           -                -           (1)           -              (1)          (7)
  Credit losses                                    (10)               -            -           (1)            (11)          (5)
  Transfers to acquired property                    (3)               -           (1)           -              (4)          (2)
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at September 30               $ 89              $ 6          $47          $12            $154         $103
-------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS                                                                                         Quarter ended
                                                                                      --------------------------------------------
                                                                                      SEPT. 30,           June 30,       Sept. 30,
(dollar amounts in millions)                                                               1999             1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Impaired loans - period end (a)                                                             $95              $67               $49
Average impaired loans                                                                       88               76                50
Interest revenue recognized on impaired loans (b)                                             1                -                 1
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $43 million, $48 million and $24 million of impaired loans with a related impairment reserve of $10 million, $10 million, and $6 million at September 30, 1999, June 30, 1999, and September 30, 1998, respectively.
(b) All income was recognized using the cash basis method of income recognition.


--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                                Quarter ended                      Nine months ended
                                                                            September 30,                      September 30,
(in millions)                                                          1999              1998             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                   $ 20              $ 60             $ 35              $ 43
Reclassification from segregated assets                                   -                 -                -                 2
Foreclosures                                                              5                 5                9                44
Sales                                                                   (15)              (35)             (41)              (62)
Additional investments, write-downs, losses, OREO
  provision and other                                                     2                 5                9                 8
--------------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                           12                35               12                35
Other acquired assets                                                     3                 2                3                 2
--------------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve                  $ 15              $ 37             $ 15              $ 37
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


----------------------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                            SEPT. 30,       June 30,      March 31,        Dec. 31,      Sept. 30,
(dollar amounts in millions)                                   1999           1999           1999            1998           1998
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                                   $  26          $  34          $  28           $  31          $  37
     Ratio                                                      .39%           .46%           .35%            .34%           .43%
   Credit card (a)                                                -              -              -           $   8          $   8
     Ratio                                                        -              -              -            1.05%          1.06%
   Student - government guaranteed                            $  54          $  47          $  49           $  52          $  48
     Ratio                                                     3.02%          2.77%          2.74%           2.95%          2.77%
   Other consumer                                             $   3          $   3          $   2           $   2          $   2
     Ratio                                                      .13%           .14%           .11%            .12%           .08%
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer                                        $  83          $  84          $  79           $  93          $  95
          Ratio                                                 .76%           .75%           .65%            .70%           .72%
----------------------------------------------------------------------------------------------------------------------------------
Commercial (b)                                                $  13          $  27          $   9           $  11          $   9
----------------------------------------------------------------------------------------------------------------------------------
        Total past-due loans                                  $  96          $ 111          $  88           $ 104          $ 104
----------------------------------------------------------------------------------------------------------------------------------

(a) The credit card business was sold on March 31, 1999.
(b) Includes lease finance assets.
Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

CONSOLIDATED INCOME STATEMENT

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine months ended
                                                                                                        ------------------------
                                                                                                        SEPT. 30,      Sept. 30,
(in millions, except per share amounts)                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------------------

Interest revenue  Interest and fees on loans (loan fees of $45 and $55)                                    $1,688         $1,799
                  Interest-bearing deposits with banks                                                         27             23
                  Federal funds sold and securities under resale agreements                                    23             37
                  Other money market investments                                                                2              5
                  Trading account securities                                                                   14             11
                  Securities                                                                                  316            278
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                                                2,070          2,153
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                                                547            615
                  Deposits in foreign offices                                                                  99            102
                  Federal funds purchased and securities under repurchase agreements                           82             89
                  Other short-term borrowings                                                                  97             85
                  Notes and debentures                                                                        166            151
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                                                  991          1,042
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                                                  1,079          1,111
revenue           Provision for credit losses                                                                  35             45
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit losses                                1,044          1,066
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                                                          1,505          1,257
revenue           Cash management and deposit transaction charges                                             206            192
                  Mortgage servicing fees                                                                     151            152
                  Foreign currency and securities trading revenue                                             130            118
                  Credit card fees                                                                             18             70
                  Other                                                                                       331            333
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                                                     2,341          2,122
                  Net gain (loss) from divestitures                                                           134              -
                  Gains on sales of securities                                                                  -              1
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                                                             2,475          2,123
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                                                             1,175          1,070
expense           Professional, legal and other purchased services                                            207            200
                  Net occupancy expense                                                                       186            174
                  Equipment expense                                                                           144            122
                  Amortization of mortgage servicing assets and purchased credit card relationships           112            132
                  Amortization of goodwill and other intangible assets                                        111            100
                  Communications expense                                                                       85             79
                  Business development                                                                        129            111
                  Other expense                                                                               136            147
                  Trust-preferred securities expense                                                           59             59
                  Net revenue from acquired property                                                          (10)            (6)
                  --------------------------------------------------------------------------------------------------------------
                      Total operating expense                                                               2,334          2,188
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes and cumulative effect of accounting change                     1,185          1,001
                  Provision for income taxes                                                                  436            353
                  --------------------------------------------------------------------------------------------------------------
                      Income before cumulative effect of accounting change                                    749            648
                  Cumulative effect of accounting change                                                      (26)             -
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                                                              723            648
                  Dividends on preferred stock                                                                  -              9
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                                                $  723         $  639
--------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine months ended
                                                                                                        ------------------------
                                                                                                        SEPT. 30,      Sept. 30,
(in millions, except per share amounts)                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income per common share:
share
                  Income before cumulative effect of accounting change                                      $1.45          $1.23
                  Cumulative effect of accounting change                                                     (.05)             -
                  --------------------------------------------------------------------------------------------------------------
                  Net income                                                                                $1.40          $1.23
                  --------------------------------------------------------------------------------------------------------------


                  Diluted net income per common share:

                  Income before cumulative effect of accounting change                                      $1.43          $1.20
                  Cumulative effect of accounting change                                                     (.05)             -
                  --------------------------------------------------------------------------------------------------------------
                  Net income                                                                                $1.38          $1.20
                  --------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        SEPT. 30,    June 30,   March 31,    Dec. 31,  Sept. 30,
(in millions, except per share amounts)                                      1999        1999        1999        1998       1998
--------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                  of $14, $15, $16, $18, and $21)                           $ 553       $ 555        $580        $614       $616
                  Interest-bearing deposits with banks                          9           9           9          10          8
                  Federal funds sold and securities under
                   resale agreements                                            9           5           9          12         12
                  Other money market investments                                1           -           1           1          1
                  Trading account securities                                    5           5           4           4          4
                  Securities                                                  102         106         108          98         95
                  --------------------------------------------------------------------------------------------------------------
                      Total interest revenue                                  679         680         711         739        736
--------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                                184         177         186         209        211
                  Deposits in foreign offices                                  34          30          35          34         37
                  Federal funds purchased and securities
                   under repurchase agreements                                 22          23          37          34         35
                  Other short-term borrowings                                  34          34          29          29         27
                  Notes and debentures                                         56          55          55          53         51
                  --------------------------------------------------------------------------------------------------------------
                      Total interest expense                                  330         319         342         359        361
--------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                                    349         361         369         380        375
revenue           Provision for credit losses                                  10          10          15          15         15
                  --------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for credit
                        losses                                                339         351         354         365        360
--------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                            509         508         488         465        432
revenue           Cash management and deposit transaction charges              70          70          66          70         66
                  Mortgage servicing fees                                      48          51          52          48         44
                  Foreign currency and securities trading revenue              42          45          43          47         39
                  Credit card fees                                              -           -          18          22         23
                  Other                                                        96         113         122         147        108
                  --------------------------------------------------------------------------------------------------------------
                      Total fee revenue                                       765         787         789         799        712
                  Net gain (loss) from divestitures                            (8)         59          83           -          -
                  Gains on sales of securities                                  -           -           -           -          -
                  --------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                               757         846         872         799        712
--------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                               387         397         391         386        358
expense           Professional, legal and other purchased services             63          73          71          97         72
                  Net occupancy expense                                        61          64          61          63         59
                  Equipment expense                                            40          63          41          59         42
                  Amortization of mortgage servicing assets
                   and purchased credit card relationships                     33          37          42          47         43
                  Amortization of goodwill and other intangible assets         37          37          37          37         35
                  Communications expense                                       26          30          29          28         27
                  Business development                                         32          64          33          38         33
                  Other expense                                                37          44          55          50         48
                  Trust-preferred securities expense                           20          19          20          20         20
                  Net revenue from acquired property                           (5)         (5)          -           -         (3)
                  --------------------------------------------------------------------------------------------------------------
                      Total operating expense                                 731         823         780         825        734
--------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes and cumulative
                    effect of accounting change                               365         374         446         339        338
                  Provision for income taxes                                  134         136         166         117        120
                  --------------------------------------------------------------------------------------------------------------
                      Income before cumulative effect of
                        accounting change                                     231         238         280         222        218
                  Cumulative effect of accounting change                        -           -         (26)          -          -
                  --------------------------------------------------------------------------------------------------------------
                      Net income                                              231         238         254         222        218
                  Dividends on preferred stock                                  -           -           -           -          -
                  --------------------------------------------------------------------------------------------------------------
                      Net income applicable to common stock                 $ 231       $ 238        $254        $222       $218
--------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                          SEPT. 30,   June 30,  March 31,    Dec. 31,  Sept. 30,
(in millions, except per share amounts)                                        1999       1999       1999        1998       1998
--------------------------------------------------------------------------------------------------------------------------------

Per common        Basic net income per common share:
share
                  Income before cumulative effect of accounting change        $ .46      $ .45      $ .54       $ .42      $ .42
                  Cumulative effect of accounting change                          -          -       (.05)          -          -
                  --------------------------------------------------------------------------------------------------------------
                  Net income                                                  $ .46      $ .45      $ .49       $ .42      $ .42
                  --------------------------------------------------------------------------------------------------------------


                  Diluted net income per common share:

                  Income before cumulative effect of accounting change        $ .45      $ .45      $ .53       $ .42      $ .41
                  Cumulative effect of accounting change                          -          -       (.05)          -          -
                  --------------------------------------------------------------------------------------------------------------
                  Net income                                                  $ .45      $ .45      $ .48       $ .42      $ .41
                  --------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET


MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                           SEPT. 30,       June 30,        Dec. 31,    Sept. 30,
(dollar amounts in millions)                                                    1999           1999            1998         1998
--------------------------------------------------------------------------------------------------------------------------------

Assets          Cash and due from banks                                      $ 3,340        $ 3,140         $ 2,926      $ 2,839
                Federal funds sold and securities under resale agreements        698            359             186          106
                Interest-bearing deposits with banks                             487            657             566          796
                Other money market investments                                    67             59              46           86
                Trading account securities                                       288            318             193          178
                Securities available for sale                                  5,209          5,241           5,373        4,190
                Investment securities (approximate fair value of $1,246,
                  $1,332, $1,634 and $1,787)                                   1,251          1,330           1,602        1,743
                Loans, net of unearned discount of $77, $70, $54 and $65      29,156         30,544          32,093       31,052
                Reserve for credit losses                                       (405)          (409)           (496)        (498)
                                                                             -------        -------         -------      -------
                       Net loans                                              28,751         30,135          31,597       30,554
                Customers' acceptance liability                                   87            117             166          122
                Premises and equipment                                           537            552             569          562
                Goodwill and other intangibles                                 2,182          2,237           2,313        2,115
                Mortgage servicing assets and purchased credit card
                  relationships                                                   17          1,069           1,132        1,031
                Acquired property, net of reserves of $3, $4, $5 and $5           15             21              37           37
                Other assets                                                   3,932          3,853           4,071        3,884
                ----------------------------------------------------------------------------------------------------------------
                       Total assets                                          $46,861        $49,088         $50,777      $48,243
                ----------------------------------------------------------------------------------------------------------------

Liabilities     Noninterest-bearing deposits in domestic offices             $ 8,193        $ 8,960         $ 9,976      $ 8,334
                Interest-bearing deposits in domestic offices                 20,735         20,614          21,293       21,325
                Interest-bearing deposits in foreign offices                   3,101          3,401           3,114        3,294
                ----------------------------------------------------------------------------------------------------------------
                       Total deposits                                         32,029         32,975          34,383       32,953
                Short-term bank notes                                          1,055            656             266          275
                Federal funds purchased and securities under
                  repurchase agreements                                        1,023          2,394           3,594        2,846
                U.S. Treasury tax and loan demand notes                          658            857             290          654
                Term federal funds purchased                                     361            332             208          243
                Commercial paper                                                  97            135             116          156
                Other funds borrowed                                             376            391             468          309
                Acceptances outstanding                                           87            117             166          122
                Other liabilities                                              2,267          2,634           2,471        2,332
                Notes and debentures (with original maturities over
                  one year)                                                    3,698          3,303           3,303        3,004
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities                                      41,651         43,794          45,265       42,894
--------------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests in
preferred         Corporation's junior subordinated deferrable
securities        interest debentures                                            991            991             991          991
--------------------------------------------------------------------------------------------------------------------------------
Shareholders'   Common stock - $.50 par value
equity            Authorized - 800,000,000 shares
                  Issued - 588,661,920; 588,661,920 (a); 294,330,960; and
                    294,330,960 shares                                           294            294             147          147
                Additional paid-in capital                                     1,773          1,765           1,887        1,867
                Retained earnings                                              3,698          3,587           3,353        3,244
                Accumulated unrealized (losses) gains, net of tax               (105)           (90)             25           29
                Treasury stock of 80,011,896; 74,450,718 (a); 32,407,960;
                    and 33,191,388 shares, at cost                            (1,441)        (1,253)           (891)        (929)
                -----------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                              4,219          4,303           4,521        4,358
                ----------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred securities and
                         shareholders' equity                                $46,861        $49,088         $50,777      $48,243
                ----------------------------------------------------------------------------------------------------------------

                (a) Reflects the two-for-one common stock split distributed on
                    May 17, 1999.

                See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                              September 30,
(in millions)                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                                  $   723           $   648
operating activities       Adjustments to reconcile net income to net cash
                            provided by operating activities:
                             Cumulative effect of accounting change                                         26                 -
                             Net gain from divestitures                                                   (134)                -
                             Amortization of goodwill and other intangible assets                          111               100
                             Amortization of mortgage servicing assets and
                               purchased credit card relationships                                         112               132
                             Depreciation and other amortization                                            75                77
                             Deferred income tax expense                                                   210                31
                             Provision for credit losses                                                    35                45
                             Net gains on dispositions of acquired property                                (13)               (5)
                           Net decrease in accrued interest receivable                                      36                 8
                           Net increase in trading account securities                                      (87)              (95)
                           Net (decrease) increase in accrued interest payable,
                             net of amounts prepaid                                                        (17)               20
                           Net decrease (increase) in residential mortgages held for sale                1,290              (246)
                           Net increase in other operating activities                                     (375)             (353)
                           -----------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                              1,992               362
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net decrease (increase) in term deposits and other money
investing activities         market investments                                                             54              (257)
                           Net (increase) decrease in federal funds sold and securities
                             under resale agreements                                                      (512)              489
                           Purchases of securities available for sale                                   (1,678)           (2,820)
                           Proceeds from sales of securities available for sale                            404               950
                           Proceeds from maturities of securities available for sale                     1,252             1,166
                           Purchases of investment securities                                              (15)              (13)
                           Proceeds from maturities of investment securities                               316               351
                           Net decrease in credit card receivables to date of sale                          85               115
                           Proceeds from sale of credit card business                                    1,186                 -
                           Proceeds from sale of network services                                          135                 -
                           Proceeds from sale of mortgage businesses                                     1,210                 -
                           Net principal disbursed on loans to customers                                (1,485)           (2,539)
                           Loan portfolio purchases                                                        (41)             (220)
                           Proceeds from the sales and securitizations of loan portfolios                2,142             1,905
                           Purchases of premises and equipment                                            (119)             (100)
                           Proceeds from sales of acquired property                                         55                68
                           Net cash disbursed in purchase of Mellon United National Bank                     -               (94)
                           Net cash disbursed in purchase of Mellon 1st Business Bank                        -               (72)
                           Net cash disbursed in purchase of Founders Asset Management                       -              (267)
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                            (86)              (88)
                           Net increase in other investing activities                                     (249)             (212)
                           -----------------------------------------------------------------------------------------------------
                                  Net cash provided by (used in) investing activities                    2,654            (1,638)
--------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine months ended
                                                                                                              September 30,
(in millions)                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net decrease in transaction and savings deposits                             (1,441)             (703)
financing activities       Net (decrease) increase in customer term deposits                              (913)              648
                           Net (decrease) increase in federal funds purchased and
                             securities under repurchase agreements                                     (2,571)              632
                           Net increase (decrease) in short-term bank notes                                789               (55)
                           Net increase (decrease) in term federal funds purchased                         153              (382)
                           Net increase in U.S. Treasury tax and loan demand notes                         368               207
                           Net (decrease) increase in commercial paper                                     (19)               89
                           Repayments of longer-term debt                                                 (115)             (123)
                           Net proceeds from issuance of longer-term debt                                  506               573
                           Dividends paid on common and preferred stock                                   (301)             (282)
                           Proceeds from issuance of common stock                                           38                36
                           Repurchase of common stock                                                     (694)              (27)
                           Redemption of preferred stock                                                     -              (193)
                           Net (decrease) increase in other financing activities                           (87)                3
                           -----------------------------------------------------------------------------------------------------
                                 Net cash (used in) provided by financing activities                    (4,287)              423
                           Effect of foreign currency exchange rates                                        55                42
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net increase (decrease) in cash and due from banks                              414              (811)
due from banks             Cash and due from banks at beginning of period                                2,926             3,650
                           -----------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                                    $ 3,340            $2,839
                           -----------------------------------------------------------------------------------------------------

Supplemental               Interest paid                                                               $ 1,008            $1,022
disclosures                Net income taxes paid                                                           277               277
--------------------------------------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
QUARTER ENDED                                            Additional                      unrealized                        Total
SEPTEMBER 30, 1999           Preferred         Common       paid-in       Retained     (loss) gain,       Treasury shareholders'
(in millions)                    stock          stock       capital       earnings       net of tax          stock        equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999           $ -           $294        $1,765         $3,587           $ (90)        $(1,253)       $4,303
Comprehensive results:
  Net income                                                                   231                                           231
  Other comprehensive results,
     net of tax                                                                                (15)                          (15)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    231             (15)                          216
Dividends on common stock
  at $.20 per share                                                           (103)                                         (103)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      1                                              5             6
Exercise of stock options                                         7            (14)                             22            15
Repurchase of common stock                                                                                    (225)         (225)
Other                                                                           (3)                             10             7
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999      $ -           $294        $1,773         $3,698           $(105)        $(1,441)       $4,219
--------------------------------------------------------------------------------------------------------------------------------


MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
Quarter ended                                            Additional                    unrealized                           Total
September 30, 1998           Preferred         Common       paid-in       Retained   (loss) gain,         Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings     net of tax            stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998           $ -           $147        $1,879         $3,124            $19            $(935)       $4,234
Comprehensive results:
  Net income                                                                   218                                           218
  Other comprehensive results,
    net of tax                                                                                 10                             10
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    218             10                            228
Dividends on common stock
  at $.18 per share                                                            (94)                                          (94)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      2                                              3             5
Exercise of stock options                                       (20)            (4)                             26             2
Repurchase of common stock                                                                                     (27)          (27)
Other                                                             6                                              4            10
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998      $ -           $147        $1,867         $3,244            $29            $(929)       $4,358
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements.



                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
NINE MONTHS ENDED                                        Additional                      unrealized                        Total
SEPTEMBER 30, 1999           Preferred         Common       paid-in       Retained     (loss) gain,      Treasury  shareholders'
(in millions)                    stock          stock       capital       earnings       net of tax         stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $ -           $147        $1,887         $3,353           $  25         $  (891)       $4,521
Comprehensive results:
  Net income                                                                   723                                           723
  Other comprehensive results,
     net of tax                                                                               (130)                         (130)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                    723            (130)                          593
Dividends on common stock
  at $.58 per share                                                           (301)                                         (301)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                      1                                             14            15
Exercise of stock options                                        32            (74)                            102            60
Repurchase of common stock                                                                                    (694)         (694)
Additional common stock issued
  for stock split                                 147          (147)                                                           -
Other                                                                           (3)                             28            25
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999      $ -           $294        $1,773         $3,698           $(105)        $(1,441)       $4,219
--------------------------------------------------------------------------------------------------------------------------------



MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
Nine months ended                                       Additional                     unrealized                          Total
September 30, 1998             Preferred      Common       paid-in       Retained    (loss) gain,        Treasury  shareholders'
(in millions)                      stock       stock       capital       earnings      net of tax           stock         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       $ 193        $147        $1,818         $2,884           $ 21         $(1,218)        $3,845
Comprehensive results:
  Net income                                                                  648                                           648
  Other comprehensive results,
    net of tax                                                                                 8                              8
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                   648              8                            656
Dividends on common stock
  at $.53 per share                                                          (271)                                         (271)
Dividends on preferred stock                                                   (9)                                           (9)
Common stock issued under
  dividend reinvestment and
  common stock purchase plan                                     8                                             7             15
Common stock issued in
  connection with the Mellon
  United National Bank
  acquisition                                                   22                                           233            255
Series K preferred stock
  redemption                        (193)                                                                                  (193)
Exercise of stock options                                      (12)            (8)                            65             45
Repurchase of common stock                                                                                   (27)           (27)
Other                                                           31                                            11             42
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998      $   -        $147        $1,867         $3,244           $ 29         $  (929)        $4,358
--------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------


Note 3 -- Securities

SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------------------------------------
                                               SEPTEMBER 30, 1999                                 September 30, 1998
                                      ------------------------------------------        ------------------------------------------
                                                     GROSS UNREALIZED                                  Gross unrealized
                                      AMORTIZED      ----------------       FAIR        Amortized      ----------------       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $  218        $ -       $  1     $  217           $  212        $ 1        $ -     $  213
U.S. agency mortgage-backed               4,994          9        123      4,880            3,414         90          -      3,504
Other U.S. agency                             5          -          -          5              384          -          -        384
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              5,217          9        124      5,102            4,010         91          -      4,101
Obligations of states and
  political subdivisions                    101          -          7         94               70          1          -         71
Other mortgage-backed                         1          -          -          1                2          -          -          2
Other securities                             12          -          -         12               17          -          1         16
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                          $5,331        $ 9       $131     $5,209           $4,099        $92        $ 1     $4,190
----------------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were less than $1 million in the first nine months of 1999 and were $1 million in the first nine months of 1998. There were no gross realized losses in the first nine months of 1999 or 1998.


INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                  SEPTEMBER 30, 1999                                 September 30, 1998
                                      ------------------------------------------        ------------------------------------------
                                                     GROSS UNREALIZED                                  Gross unrealized
                                      AMORTIZED      ----------------       FAIR        Amortized      ----------------       Fair
(in millions)                              COST      GAINS     LOSSES      VALUE             cost      Gains     Losses      value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $    -        $ -        $ -    $    -            $   49        $13        $ -     $   62
U.S. agency mortgage-backed               1,162          2          7     1,157             1,608         34          3      1,639
----------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities              1,162          2          7     1,157             1,657         47          3      1,701
Obligations of states and
  political subdivisions                     16          -          -        16                16          -          -         16
Other mortgage-backed                        10          -          -        10                17          -          -         17
Other securities                             63          -          -        63                53          -          -         53
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities         $1,251        $ 2        $ 7    $1,246            $1,743        $47        $ 3     $1,787
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

------------------------------------------------------------------------------


Note 4 -- Other assets

----------------------------------------------------------------------------------------------------------------------------------
                                                                    SEPT. 30,          June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Prepaid expense:
  Pension                                                              $  531            $  509           $  468            $  449
  Other                                                                   157                88              132               130
Accounts and fees receivable                                              596               605              591               531
Interest receivable                                                       223               236              262               233
Mortgage servicing advances                                                 -               134              214               202
Receivables related to off-balance-sheet instruments                      485               526              552               764
Assets held for accelerated resolution                                      -                 -               67                86
Other                                                                   1,940             1,755            1,785             1,489
----------------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                $3,932            $3,853           $4,071            $3,884
----------------------------------------------------------------------------------------------------------------------------------


Note 5 -- Deposits


----------------------------------------------------------------------------------------------------------------------------------
                                                                     SEPT. 30,         June 30,         Dec. 31,         Sept. 30,
(in millions)                                                            1999              1999             1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and other savings accounts                  $13,056           $12,952          $12,323           $11,540
     Retail savings certificates                                        6,595             6,536            7,039             7,603
     Other time deposits                                                1,084             1,126            1,931             2,182
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                                         20,735            20,614           21,293            21,325
   Noninterest-bearing                                                  8,193             8,960            9,976             8,334
----------------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices                             28,928            29,574           31,269            29,659
Deposits in foreign offices                                             3,101             3,401            3,114             3,294
----------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                $32,029           $32,975          $34,383           $32,953
----------------------------------------------------------------------------------------------------------------------------------


Note 6 -- Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at September 30, 1999. In February 1998, the 8 million authorized and issued shares of the 8.20% Series K preferred stock were redeemed at a redemption price of $25 per share, or $200 million, plus accrued dividends. In connection with this redemption, the Corporation recorded approximately $7 million of issue costs as preferred stock dividends.

-------------------------------------------------------------------------------


Note 7 -- Accumulated unrealized gains (losses), net of tax

THESE TABLES INCLUDE THE QUARTERLY CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     SEPT. 30,          June 30,        Sept. 30,
(in millions)                                                                             1999              1999             1998
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                         $(19)            $(24)             $(15)
Quarterly change                                                                             1                5                (6)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                            $(18)            $(19)             $(21)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    SEPT. 30,         June 30,         Sept. 30,
(in millions)                                                                            1999             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                         $(71)            $  9              $34
Quarterly change                                                                           (16)             (80)              16
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                            $(87)            $(71)             $50
--------------------------------------------------------------------------------------------------------------------------------


                                                                         Total accumulated unrealized gains (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      SEPT. 30,         June 30,       Sept. 30,
(in millions)                                                                              1999             1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                        $ (90)            $(15)             $19
Quarterly change                                                                           (15)             (75)              10
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                           $(105)            $(90)             $29
--------------------------------------------------------------------------------------------------------------------------------

THESE TABLES INCLUDE THE YEAR-TO-DATE CHANGES IN THE BALANCES OF BOTH THE ACCUMULATED UNREALIZED GAINS (LOSSES), NET OF TAX AND ITS INDIVIDUAL COMPONENTS.


---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Foreign currency translation adjustment
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                SEPT. 30,               Sept. 30,
(in millions)                                                                                        1999                    1998
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $(21)                   $(12)
Year-to-date change                                                                                     3                      (9)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $(18)                   $(21)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized gains (losses) on
                                                                                           assets available for sale, net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               SEPT. 30,               Sept. 30,
(in millions)                                                                                       1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                  $   46                    $33
Year-to-date change                                                                                  (133)                    17
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                     $  (87)                   $50
--------------------------------------------------------------------------------------------------------------------------------

                                                                         Total accumulated unrealized gains (losses), net of tax
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               SEPT. 30,               Sept. 30,
(in millions)                                                                                       1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                 $   25                     $21
Year-to-date change                                                                                 (130)                      8
--------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                    $ (105)                    $29
--------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Note 8 -- Foreign currency and securities trading revenue

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.


--------------------------------------------------------------------------------------------------------------------------------
                                                                                Quarter ended                 Nine months ended
                                                                                 September 30,                  September 30,
(in millions)                                                                 1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                     $40            $38            $122           $111
Debt instruments                                                                 3             (5)             11             (5)
Interest rate agreements                                                        (1)             6              (3)            12
--------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                 $42            $39            $130           $118
--------------------------------------------------------------------------------------------------------------------------------

(a) There was no unrealized gain or loss at September 30, 1999, related to securities held in the trading portfolio. The Corporation recorded an unrealized loss of $3 million at September 30, 1998, related to securities held in the trading portfolio.


Note 9 -- Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six major business sectors:
Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Wealth Management includes private asset management services, private banking and jumbo residential mortgage lending. Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and back-office outsourcing for investment managers. Regional Consumer Banking includes consumer lending and deposit products, direct banking, and sales of insurance products. Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Large Corporate Banking includes cash management, large corporate and institutional lending, corporate finance and derivative products, securities underwriting and trading and international banking.

For details of business sectors, see the table and the first and second paragraphs following the table and the Divestitures and Real Estate Workout/Other Activity paragraphs in the Business Sectors presentation on pages 8 through 17. The table and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

-------------------------------------------------------------------------------


Note 10 -- Computation of earnings per common share (a)

-------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter ended                    Nine months ended
dollar amounts in millions, except per                 SEPT. 30,      June 30,     Sept. 30,     SEPT. 30,      Sept. 30,
share amounts; common shares in thousands)                  1999          1999          1998          1999           1998
-------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE

Income before cumulative effect of
  accounting change                                    $     231     $     238     $     218     $     749      $     648
Cumulative effect of accounting change                        --            --            --           (26)            --
-------------------------------------------------------------------------------------------------------------------------
     Net income                                              231           238           218           723            648
Dividends on preferred stock                                  --            --            --            --              9
-------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                  $     231     $     238     $     218     $     723      $     639
-------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                        511,777       518,273       522,156       517,790        519,550

Basic earnings per common share:
Income before cumulative effect of
  accounting change                                    $     .46     $     .45     $     .42     $    1.45      $    1.23
Cumulative effect of accounting change                        --            --            --          (.05)            --
-------------------------------------------------------------------------------------------------------------------------
     Net income                                        $     .46     $     .45     $     .42     $    1.40      $    1.23
-------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Income before cumulative effect of
  accounting change                                    $     231     $     238     $     218     $     749      $     648
Cumulative effect of accounting change                        --            --            --           (26)            --
-------------------------------------------------------------------------------------------------------------------------
     Net income                                              231           238           218           723            648
Dividends on preferred stock                                  --            --            --            --              9
-------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock (b)              $     231     $     238     $     218     $     723      $     639
-------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                        511,777       518,273       522,156       517,790        519,550
Common stock equivalents:
   Stock options                                           6,788         7,356         9,260         7,318         10,188
   Common shares issuable upon conversion of
     7 1/4% Convertible Subordinated Capital Notes            40            83           132            74            146
-------------------------------------------------------------------------------------------------------------------------
         Total                                           518,605       525,712       531,548       525,182        529,884
-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income before cumulative effect of
  accounting change                                    $     .45     $     .45     $     .41     $    1.43      $    1.20
Cumulative effect of accounting change                        --            --            --          (.05)            --
-------------------------------------------------------------------------------------------------------------------------
     Net income                                        $     .45     $     .45     $     .41     $    1.38      $    1.20
-------------------------------------------------------------------------------------------------------------------------

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


----------------------------------------------------------------------------
                                                        Nine months ended
                                                           September 30,
(in millions)                                           1999           1998
----------------------------------------------------------------------------
Reclassification of segregated assets to loans
 and real estate acquired                             $    --        $    12
Net transfers to real estate acquired                      10             44
Purchase of Mellon United National Bank:
     Fair value of noncash assets acquired                 --          1,074
     Liabilities assumed                                   --           (725)
     Mellon common stock issued, from treasury             --           (255)
                                                      -------        -------
         Net cash disbursed                                --             94
Purchase of Mellon 1st Business Bank:
     Fair value of noncash assets acquired                 --          1,279
     Liabilities assumed                                   --         (1,207)
                                                      -------        -------
         Net cash disbursed                                --             72
Purchase of Founders Asset Management:
     Fair value of noncash assets acquired                 --            271
     Liabilities assumed                                   --             (4)
                                                      -------        -------
         Net cash disbursed                                --            267
----------------------------------------------------------------------------


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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits

         3.1 Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of September 17, 1998, and as amended October 18, 1999.

         3.2 By-Laws of Mellon Financial Corporation, as amended, effective October 19, 1999.

         4.1 Amended and Restated Shareholder Protection Rights Agreement, dated as of October 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of October 19, 1999.

         12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (parent corporation).

         12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Financial Corporation and its subsidiaries).

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) Reports on Form 8-K

         During the third quarter of 1999, the Corporation filed the following Current Reports on Form 8-K:

         (1) A report dated June 30, 1999, which included, under Items 5 and 7 (i) the Corporation's press release, dated June 30, 1999, announcing that it had completed the previously announced sale of its network services electronic transaction processing unit to U.S. Bank and (ii) the Corporation's press release, dated July 2, 1999, announcing that it had met its June 30, 1999, year 2000 goals.

         (2) A report dated July 20, 1999, which included, under Items 5 and 7, (i) the Corporation's press release, dated July 20, 1999, regarding second quarter and first six months of 1999 results of operations and (ii) the Corporation's press release, dated July 21, 1999, announcing that Mellon Bank (MD) National Association entered into an agreement with Sandy Spring National Bank of Maryland, a subsidiary of Sandy Spring Bancorp, Inc., providing for the sale by Mellon Bank (MD) of seven retail offices located in Montgomery and Anne Arundel Counties, Maryland and Northern Virginia.

-------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K. (continued)
         ---------------------------------


(b) Reports on Form 8-K (continued)

         (3) A report dated August 3, 1999, which included, under Item 5, a statement that the Corporation and Chase Mortgage Company, a subsidiary of The Chase Manhattan Corporation, had entered into an agreement providing for the sale of the residential mortgage business of Mellon Bank, N.A.

         (4) A report dated September 9, 1999, which included, under Items 5 and 7, the Corporation's press release announcing that it will be changing its Corporate name to Mellon Financial Corporation and that it had completed its current repurchase program of 20 million shares of Mellon common stock and will ask its board of directors to authorize a new repurchase program covering 25 million shares of Mellon common stock.

         (5) A report dated September 21, 1999, which included, under Items 5 and 7, the Corporation's press release announcing that its board of directors authorized a new repurchase program covering 25 million shares of the Corporation's common stock.

         (6)    A report dated September 24, 1999, which included, under Item 5,
                (i) a statement that on September 24, 1999, Mellon Bank (MD) National Association had completed the previously announced sale to Sandy Spring National Bank of Maryland, a subsidiary of Sandy Spring Bancorp, Inc., of seven retail offices located in Montgomery and Anne Arundel Counties, Maryland and Northern Virginia and (ii) a statement that on September 30, 1999, the Corporation had completed the previously announced sale to Chase Mortgage Company, a subsidiary of The Chase Manhattan Corporation, of the residential mortgage business of Mellon Bank, N.A.

--------------------------------------------------------------------------------

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           MELLON FINANCIAL CORPORATION
                                             (Registrant)




Date:  November 10, 1999                  By: /s/  Steven G. Elliott
                                             -------------------------------
                                              Steven G. Elliott
                                              Senior Vice Chairman and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer of
                                              the Registrant)

CORPORATE INFORMATION
-------------------------------------------------------------------------------

Business          Mellon Financial Corporation is a multibank holding company
of the            providing a comprehensive range of financial products and
Corporation       services in domestic and selected international markets.
                  Through its six business sectors (Wealth Management, Global
                  Investment Management, Global Investment Services, Regional
                  Consumer Banking, Specialized Commercial Banking and Large
                  Corporate Banking), the Corporation provides wealth management and global asset management for individual and institutional investors, global investment services for businesses and institutions and a variety of banking services for individuals and small, midsize and large businesses and institutions. The
                  Corporation's 12 asset management companies, which include The
                  Dreyfus Corporation in the United States and Newton Management
                  Limited in the United Kingdom, provide investment products in many asset classes and investment styles. Mellon is a global provider of custody, retirement and benefits consulting services through its Mellon Trust and Buck Consultants, Inc.
                  affiliates. Mellon's principal executive office is located at One Mellon Bank Center, 500 Grant Street, Pittsburgh, PA
                  15258-0001 (Telephone: (412) 234-5000).

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

                                Index to Exhibits

     Exhibit No.                            Description                                      Method of Filing
     -----------           ----------------------------------------------------              ----------------
         3.1               Restated Articles of Incorporation of Mellon                      Filed herewith.
                           Financial Corporation, as amended and restated
                           as of September 17, 1998 and as amended
                           October 18, 1999.

         3.2               By-Laws of Mellon Financial Corporation, as                       Filed herewith.
                           amended, effective October 19, 1999.

         4.1               Amended and Restated Shareholder Protection                       Previously filed as Exhibit 1 to
                           Rights Agreement, dated as of October 15, 1996,                   Form 8-A/A Registration Statement
                           between Mellon Financial Corporation and                          (File No. 1-7410) dated
                           Mellon Bank, N.A., as Rights Agent, as amended                    October 19, 1999, and
                           and restated as of October 19, 1999                               incorporated herein by reference.

         12.1              Computation of Ratio of Earnings to Fixed                         Filed herewith.
                           Charges and Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends
                           (parent corporation).

         12.2              Computation of Ratio of Earnings to Fixed                         Filed herewith.
                           Charges and Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends
                           (Mellon Financial Corporation and its subsidiaries).

         27.1              Financial Data Schedule, which is submitted                       Submitted herewith.
                           electronically to the Securities and Exchange
                           Commission for information only and not filed.