Form 10-K405
period 1999-12-31
MELLON FINANCIAL CORP
filed 2000-03-17
CIK 64782

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                           Commission File No. 1-7410

                          MELLON FINANCIAL CORPORATION
                       ----------------------------------
                       (FORMERLY MELLON BANK CORPORATION)


             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1233834
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Mellon Center
                       Pittsburgh, Pennsylvania 15258-0001
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code - (412) 234-5000
                                                    ----------------

                             MELLON BANK CORPORATION
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock, $0.50 Par Value                 New York Stock Exchange
Stock Purchase Rights                         New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

As of February 29, 2000, there were 494,620,243 shares outstanding of the registrant's voting common stock, $0.50 par value per share, of which 489,351,253 common shares having a market value of $14,741,706,497 were held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

     Mellon Financial Corporation 2000 Proxy Statement-Part III
     Mellon Financial Corporation 1999 Summary and Financial Annual Reports to Shareholders-Parts I, II and IV

--------------------------------------------------------------------------------

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 27, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Registrant's 1999 Financial Annual Report to Shareholders and; Principal Operating Entities, and Directors and Senior Management Committee sections from the Registrant's 1999 Summary Annual Report to Shareholders. For a free copy of the Corporation's 1999 Summary Annual Report to Shareholders, the 1999 Financial Annual Report to Shareholders, the Proxy Statement for its 2000 Annual Meeting, or a copy of the Corporation's Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, 4826 One Mellon Center, Pittsburgh, PA 15258-0001. The Corporation's 1999 Summary and Financial Annual Reports to Shareholders are also available on the Corporation's Internet site at www.mellon.com.


Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the year 2000 project; the effects of divestitures; credit loss reserve appropriateness; simulation of changes in interest rates; litigation results; and anticipated fees and earnings per share from a long-term contract with a third party. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation's markets; equity and fixed-income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; levels of third parties' funds under management; as well as other risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                          MELLON FINANCIAL CORPORATION
                                 Form 10-K Index

---------------------------------------------------------------------------------------------------------------------------

                                   PART I                                                                              Page
                                                                                                                       ----
Item 1.     Business

            Description of Business                                                                                       3
            Supervision and Regulation                                                                                    6
            Competition                                                                                                  13
            Employees                                                                                                    13
            Statistical Disclosure by Bank Holding Companies                                                             13

Item 2.     Properties                                                                                                   19

Item 3.     Legal Proceedings                                                                                            20

Item 4.     Submission of Matters to a Vote of Security Holders                                                          20


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                        21

Item 6.     Selected Financial Data                                                                                      21

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                        22

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                                   22

Item 8.     Financial Statements and Supplementary Data                                                                  22

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                         22


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                                                           22

Item 11.    Executive Compensation                                                                                       24

Item 12.    Security Ownership of Certain Beneficial Owners and Management                                               24

Item 13.    Certain Relationships and Related Transactions                                                               25


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                             25

                                     PART I

ITEM 1.  BUSINESS
         --------

Description of Business
-----------------------

Mellon Financial Corporation (the "Corporation"), formerly Mellon Bank Corporation, is a global multibank financial holding company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. The Corporation's principal direct subsidiaries are Mellon Bank, N.A. ("Mellon Bank"), The Boston Company, Inc. ("TBC"), Buck Consultants, Inc. ("Buck"), Newton Management Limited ("Newton"), and a number of companies known as Mellon Financial Services Corporations. The Dreyfus Corporation ("Dreyfus"), one of the nation's largest mutual fund management companies, and Founders Asset Management, LLC ("Founders"), are subsidiaries of Mellon Bank. Through its subsidiaries, the Corporation provides wealth management and global investment management for individual and institutional investors, global investment services for businesses and institutions and a variety of banking services for individuals and small, midsize and large businesses and institutions. At Dec. 31, 1999, the Corporation was the eighteenth largest bank holding company in the United States in terms of assets.

The Corporation's asset management companies, which include Newton, Dreyfus and Founders, provide investment products in many asset classes and investment styles. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser and manager of mutual funds. Founders, headquartered in Denver, Colorado, is a manager of growth-oriented equity mutual funds and other investment portfolios. The Corporation is a global provider of custody, retirement and benefits consulting services through Boston Safe Deposit and Trust Company ("BSDT") which is headquartered in Boston, Massachusetts; Buck which is headquartered in New York, New York; and other subsidiaries.

Mellon Bank, which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. The Corporation's banking subsidiaries engage in retail financial services, commercial banking, trust and custody, investment management services, equipment leasing, insurance products and various securities-related activities. Retail Financial Services is comprised of six operating regions throughout Pennsylvania and southern New Jersey. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

For analytical purposes, management has structured the Corporation into six major business sectors: Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Further information regarding the Corporation's "Core" business sectors, as well as certain "non-core" operations such as Divestitures, is presented in the Business Sectors section found on pages 8 through 14 of the Corporation's 1999 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following pages. There is considerable interrelationship among these sectors.

-----------------

Description of Business (continued)
-----------------------

Wealth Management

Wealth Management includes private asset management services, private banking and origination of jumbo residential mortgages. Private asset management services and private banking are offered principally through the private asset management group of Mellon Bank and BSDT, and throughout the Corporation's retail banking network. Origination of jumbo residential mortgages is offered nationally through the private asset management representative offices.

Global Investment Management

Global Investment Management includes mutual fund management, institutional asset management and brokerage services. The Corporation's subsidiaries provide trust and investment management services to individuals, businesses and institutions. In addition to mutual fund management services provided through Dreyfus, Founders and Newton, the Corporation's subsidiaries also provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Brokerage services are offered through Dreyfus Brokerage Services, Inc.

Global Investment Services

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice outsourcing for investment managers. This sector also includes a majority of the joint ventures, whose results are reported under the equity method of accounting. Through Buck, the Corporation offers a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs. The Corporation's subsidiaries also provide services relating primarily to defined contribution employee benefit plans under the umbrella name "Dreyfus Retirement Services". Shareholder services are provided in the United States through its joint venture operating under the name ChaseMellon Shareholder Services and in Canada through its joint venture operating under the name CIBC Mellon Trust Company.

Regional Consumer Banking

Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. These services are offered through the Corporation's retail banking network which is primarily comprised of approximately 410 retail outlets, including approximately 100 supermarket locations, and approximately 705 ATMs. This network is primarily located in the mid-Atlantic region of the United States.

Specialized Commercial Banking

Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Included in this sector is a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. Real Estate lending consists of the Corporation's commercial real estate lending activities, through which it originates financing for commercial, multi-family and other products. The Corporation provides property and casualty insurance

         --------

Description of Business (continued)
-----------------------

premium financing to small, midsize and large companies in the United States through the AFCO Credit Corporation and in Canada through CAFO. The majority of the Corporation's venture capital investments are managed through Mellon Ventures, Inc., its venture capital group.

Large Corporate Banking

Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading and international banking. This sector's markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; loan underwriting and syndications; a variety of capital markets products and services, including private placement and money market transactions. The Corporation maintains foreign offices in London, Tokyo, Hong Kong, Toronto, and Grand Cayman, British West Indies. Through these offices, the Corporation conducts trade finance activities, engages in correspondent banking and provides corporate banking and capital markets services. Not all of these services and activities are necessarily provided in all of the foreign offices.

Divestitures

For 1999, Divestitures includes residential and commercial mortgage loan origination and servicing; credit card; network services transaction processing; and the gain on the sale of seven Mellon Bank (MD) N.A. retail offices. For 1998 and 1997, results also include merchant card processing, including the $35 million gain on the sale of this business in 1998, and the fee revenue from the electronic filing of income tax returns service, which was discontinued at the end of 1998. In addition, Divestitures includes the results of a mutual fund administration service provided under a long-term contract with a third party that expires near the end of May 2000.

Principal Operating Entities

The 1999 Summary Annual Report to Shareholders summarizes principal operating entities on pages 20 through 22, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the primary subsidiaries of the Corporation as of Dec. 31, 1999.

Year 2000 Project

For a discussion regarding the Corporation's year 2000 project, see page 25 of the Corporation's 1999 Financial Annual Report to Shareholders, which discussion is incorporated herein by reference.

         --------

Supervision and Regulation
--------------------------

The Corporation and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's bank subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, the Corporation's subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of the Corporation's securities. In addition, the Corporation and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Described below are the material elements of selected laws and regulations applicable to the Corporation and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Corporation and its subsidiaries.

Financial Modernization Legislation: The Gramm-Leach-Bliley Act

On Nov. 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act: allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act. The Corporation currently meets the requirements to engage in the activities that are permitted by the Gramm-Leach-Bliley Act and has elected to become a "financial holding company".

On Jan. 24, 2000 the Corporation filed a notice with the Federal Reserve Bank of Cleveland that it elected to become a financial holding company ("FHC"). The election became effective on March 13, 2000. This election enables the Corporation to exercise expanded powers, including insurance underwriting, liberalized securities underwriting and dealing and expanded merchant banking and venture capital authority. In addition, FHCs may utilize an after-the-fact notice procedure for new activities and acquisitions rather than the prior notice and application procedure.

The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation,

         --------

Supervision and Regulation (continued)
--------------------------

from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

Regulated Entities of the Corporation

As a bank holding company and a financial holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act (the "BHC Act"), and is subject to the supervision of the Federal Reserve Board. In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the "OCC")) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Corporation's national bank subsidiaries are subject to primary supervision, regulation and examination by the OCC. BSDT, a Massachusetts chartered bank, is subject to supervision, regulation and examination by the Federal Reserve Board and the Commonwealth of Massachusetts Department of Banking. Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the New York State Department of Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon 1st Business Bank is a California non-member bank and is subject to supervision, regulation and examination by the FDIC and the State of California Department of Financial Institutions.

The Corporation's non-bank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the "SEC"). Dreyfus Investment Services Corporation and Dreyfus Brokerage Services, Inc. conduct brokerage operations, and Mellon Financial Markets, LLC engages in securities underwriting and other broker-dealer activities. Dreyfus Service Corporation, a subsidiary of The Dreyfus Corporation, acts as a broker-dealer for the sale of shares of mutual funds, including the Dreyfus/Founders family of mutual funds. Dreyfus Brokerage Services, Inc., a subsidiary of Mellon Bank, N.A., is a self-clearing discount broker providing services to individual investors nationwide. ChaseMellon Financial Services LLC, a joint venture with Chase Manhattan Corporation, conducts stock transfer agency activities and also has an affiliated broker-dealer. Buck Investment Services Inc., Founders Asset Management, LLC, Dreyfus Investment Services Corporation, Dreyfus Financial Services Corporation, ChaseMellon Financial Services LLC, Mellon Financial Markets, LLC, Dreyfus Service Corporation and Dreyfus Brokerage Services, Inc. are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain subsidiaries of the Corporation are registered investment advisers under the Investment Advisers Act of 1940 and, as such, are supervised by the SEC. They are also subject to various U.S. federal and

         --------

Supervision and Regulation (continued)
--------------------------

state laws and regulations and to the laws of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Each investment company (as defined in the Investment Company Act of 1940) which is advised by a subsidiary of the Corporation, including the Dreyfus/Founders family of mutual funds, is registered with the SEC, and the shares of most are qualified for sale in all states in the United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of the Corporation's public finance activities are regulated by the Municipal Securities Rulemaking Board. Mellon Bank and certain of the Corporation's other subsidiaries are registered with the Commodity Futures Trading Commission (the "CFTC") as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The types of activities in which the foreign branches of the Corporation's banking subsidiaries and the international subsidiaries of the Corporation may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred (if any) stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its bank subsidiaries without regulatory approval. The Corporation's principal bank subsidiary, Mellon Bank, N.A., is a national bank. A national bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by the bank in any calendar year would exceed the bank's net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock. In addition, a national bank may pay dividends only to the extent of its undivided profits. The Corporation's state-chartered bank subsidiaries also are subject to dividend restrictions under applicable state law. Under the foregoing dividend restrictions, as of Dec. 31, 1999, the Corporation's national and state member bank subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $675 million to the Corporation during 2000. In 1999, the Corporation's bank and nonbank subsidiaries paid $876 million in dividends to the Corporation.

If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC and the Federal Deposit Insurance Corporation (the "FDIC") have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution's capital base to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the "FDI Act"), an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank

         --------

Supervision and Regulation (continued)
--------------------------

regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

The ability of the Corporation's bank subsidiaries to pay dividends to the Corporation may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, the right of the Corporation to participate in the assets or earnings of a subsidiary are subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries and on the ability of such bank subsidiaries to pay dividends to the Corporation. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to ten percent of the lending bank's capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank's capital stock and surplus. As a result of the enactment of the Gramm-Leach-Bliley Act, these restrictions, other than the ten percent of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation, BSDT and the Corporation's non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to Mellon 1st Business Bank.

Deposit Insurance

Substantially all of the deposits of the bank subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for the healthiest institutions to 27 cents for each $100 of domestically-held deposits for the weakest institutions. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation ("FICO") to impose assessments on BIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO current annual assessment on these deposits is approximately 2.12 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

         --------

Supervision and Regulation (continued)
--------------------------

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank's federal regulatory agency.

Liability of Commonly Controlled Institutions

The FDI Act contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation. Also, under the BHC Act and Federal Reserve Board policy, the Corporation is expected to act as a source of financial and managerial strength to each of its bank subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

Any capital loans by a bank holding company to any of its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such bank subsidiaries. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In addition, under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Regulatory Capital

The Federal Reserve Board, the OCC and FDIC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" consists of (1) common equity,
(2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust preferred securities. "Tier II capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the required minimum ratio of "Total capital" (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets

         --------

Supervision and Regulation (continued)
--------------------------

(including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 1999, the Corporation's Total capital and Tier I capital to risk-adjusted assets ratios were 10.76% and 6.60%, respectively.

The risk-based capital requirements identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution's overall capital adequacy. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations' own internal value-at-risk models, subject to parameters set by the regulators.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company's Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage ratio applicable to it. At Dec. 31, 1999, the Corporation's Leverage ratio was 6.72%.

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

The Corporation's bank subsidiaries are subject to similar risk-based and leverage capital guidelines adopted by the OCC or the FDIC.

Prompt Corrective Action

The FDI Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDI Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Rules adopted by the federal banking agencies provide that an institution is deemed to be: "well capitalized" if the institution has a Total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a Leverage ratio of 4.0% or greater (or a Leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency

         --------

Supervision and Regulation (continued)
--------------------------

guidelines), and the institution does not meet the definition of a well capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Leverage ratio that is less than 4.0% (or a Leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a Leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 1999, all of the Corporation's bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank's overall financial condition or prospects.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Corporation or its bank subsidiaries fail to adequately serve the community, there are penalties which might be imposed, including denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

         --------

Competition
-----------

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from bank holding companies and banks; other domestic and foreign depository institutions, such as savings and loan associations, savings banks and credit unions; and other service providers, such as finance, leasing companies, brokerage firms, benefits consultants, mutual funds, investment banking companies, investment management firms and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Global Investment Services sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing and outsourcing firms. Many of the Corporation's competitors, with the particular exception of bank holding companies, banks and thrift institutions, are not subject to regulation as extensive as that described under the "Supervision and Regulation" section and, as a result, may have a competitive advantage over the Corporation in certain respects.

Employees
---------

The Corporation and its subsidiaries had an average of approximately 25,800 full-time equivalent employees in the fourth quarter of 1999.

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 (together "Guide 3"), require that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

         --------

Statistical Disclosure by Bank Holding Companies (continued)
------------------------------------------------

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis below. Required information is also presented in the Corporation's 1999 Financial Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 22 and 23, and in Net Interest Revenue, on page 21, which are incorporated herein by reference.

RATE/VOLUME VARIANCE ANALYSIS
---------------------------------------------------------------------------------------------------------------------------
                                                                           Year ended Dec. 31,
                                                     1999 over (under) 1998                     1998 over (under) 1997
                                                --------------------------------           ---------------------------
                                                  Due to change in                            Due to change in
                                                  ----------------         Net                ----------------        Net
(in millions)                                   Rate        Volume       change             Rate        Volume     change
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
  revenue from interest-earning assets:

Interest-bearing deposits with banks         $  (2)        $   8        $   6             $  --          $   7     $   7
Federal funds sold and securities
  under resale agreements                       (6)           (2)          (8)                6             13        19
 Other money market investments                 (1)           (2)          (3)               --             --        --
 Trading account securities                     (3)            6            3                 2              5         7
 Securities:
   U.S. Treasury and agency securities         (15)           58           43                (4)             2        (2)
   Obligations of states and political
    subdivisions                                (1)            4            3                --              1         1
   Other                                         1            (2)          (1)               (1)             1        --
 Loans (includes loan fees)                   (168)           (7)        (175)              (63)           207       144
---------------------------------------------------------------------------------------------------------------------------
       Total                                  (195)           63         (132)              (60)           236       176

Increase (decrease) in interest expense
  on interest-bearing liabilities:

 Deposits in domestic offices:
   Demand                                        4             1            5                --              3         3
   Money market and other savings accounts      (4)           37           33                (1)            39        38
   Retail savings certificates                 (29)          (42)         (71)               (3)            21        18
   Other time deposits                          (9)          (44)         (53)               (2)            18        16
 Deposits in foreign offices                   (17)           14           (3)                1              6         7
 Federal funds purchased and securities
  under repurchase agreements                  (16)           (5)         (21)                1             45        46
 Other short-term borrowings                    (9)           26           17                 3              6         9
 Notes and debentures (with original
  maturities over one year)                     (8)           29           21                (4)            19        15
---------------------------------------------------------------------------------------------------------------------------
       Total                                   (88)           16          (72)               (5)           157       152
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest revenue                            $(107)        $  47        $ (60)            $ (55)         $  79     $  24
---------------------------------------------------------------------------------------------------------------------------

Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Amounts also exclude any adjustments to fair value required by FAS No. 115. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

------------------------------------------------

II.  Securities Portfolio

A.    Carrying values of securities at year-end are as follows:

---------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE                                                                      Dec. 31,
(in millions)                                                                       1999             1998              1997
---------------------------------------------------------------------------------------------------------------------------
U.S. agency securities                                                            $4,807           $5,024            $2,552
U.S. Treasury securities                                                             223              220               175
Obligations of states and political subdivisions                                     104              112                26
Other securities:
     Bonds, notes and debentures                                                      21               10                11
     Other mortgage-backed                                                             1                2                 3
     Other                                                                             3                5                --
---------------------------------------------------------------------------------------------------------------------------
         Total other securities                                                       25               17                14
---------------------------------------------------------------------------------------------------------------------------
         Total securities available for sale                                      $5,159           $5,373            $2,767
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES                                                                               Dec. 31,
(in millions)                                                                       1999              1998             1997
---------------------------------------------------------------------------------------------------------------------------
U.S. agency securities                                                            $1,113           $1,468            $1,953
U.S. Treasury securities                                                              --               50                41
Obligations of states and political subdivisions                                      16               16                --
Other securities:
     Stock of Federal Reserve Bank                                                    59               51                50
     Other mortgage-backed                                                             9               16                23
     Bonds, notes and debentures                                                      --               --                14
     Other                                                                            --                1                 1
---------------------------------------------------------------------------------------------------------------------------
         Total other securities                                                       68               68                88
---------------------------------------------------------------------------------------------------------------------------
         Total investment securities                                              $1,197           $1,602            $2,082
---------------------------------------------------------------------------------------------------------------------------


B.   Maturity Distribution of Securities

     Information required by this section of Guide 3 is presented in the Corporation's 1999 Financial Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 62 through 64, which note is incorporated herein by reference.

III.  Loan Portfolio

A.   Types of Loans

     Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation's 1999 Financial Annual Report to Shareholders on pages 38 through 46, which portions are incorporated herein by reference.

------------------------------------------------

III.  Loan Portfolio (continued)

B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 1999
---------------------------------------------------------------------------------------------------------------------------

(in millions)                                             Within 1 year (a)    1-5 years      Over 5 years            Total
---------------------------------------------------------------------------------------------------------------------------
Domestic (b):
  Commercial and financial                                       $3,350           $6,611            $1,388          $11,349
  Commercial real estate                                            774            1,220               657            2,651
---------------------------------------------------------------------------------------------------------------------------
     Total domestic                                               4,124            7,831             2,045           14,000
International                                                       909              165               232            1,306
---------------------------------------------------------------------------------------------------------------------------
     Total                                                       $5,033           $7,996            $2,277          $15,306
---------------------------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.

(a)    Includes demand loans and loans with no stated maturity.

(b) Excludes consumer mortgages, other consumer credit and lease finance assets.


Sensitivity of loans at Dec. 31, 1999, to changes in interest rates
---------------------------------------------------------------------------------------------------------------------------
                                                                        Domestic        International
(in millions)                                                         operations (a)       operations                 Total
---------------------------------------------------------------------------------------------------------------------------
Loans due in one year or less (b)                                         $4,124              $   909                $5,033
Loans due after one year:
     Variable rates                                                        8,209                  239                 8,448
     Fixed rates                                                           1,667                  158                 1,825
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                       $14,000               $1,306               $15,306
---------------------------------------------------------------------------------------------------------------------------

Note:  Maturity distributions are based on remaining contractual maturities.

(a) Excludes consumer mortgages, other consumer credit and lease finance assets.
(b)    Includes demand loans and loans with no stated maturity.


C.   Risk Elements

     Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation's 1999 Financial Annual Report to Shareholders on pages 38 through 46, which portions are incorporated herein by reference.

IV.  Summary of Loan Loss Experience

     The Corporation maintains a credit loss reserve that, in management's judgment, is appropriate to absorb losses embedded in the loan portfolio as of the balance sheet date. Management reviews the appropriateness of the reserve at least quarterly. The reserve determination methodology is designed to provide procedural discipline in assessing the appropriateness of the reserve. For analytical purposes, the reserve methodology estimates inherent loss in both the commercial and consumer loan portfolios. This methodology primarily uses an individual evaluation of problem credits and a historical analysis of loss experience and criticized credit levels. In addition, the status and amount of nonperforming and past-due loans are considered. Qualitative factors considered include: industry risks, current economic factors affecting collectability, trends in portfolio volume, quality, maturity and composition and current interest rate levels and economic conditions.

------------------------------------------------

IV.  Summary of Loan Loss Experience (continued)

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation's reserve for credit losses is presented below as required by Guide 3.

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Dec. 31,
(in millions)                                                      1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------------------------
Domestic reserve:
  Commercial and financial                                         $231         $194         $162         $117         $169
  Real estate:
     Commercial                                                      61           92           88           98           92
     Consumer                                                        51           56           51           58           61
  Consumer credit                                                    27          117          132          198          135
  Lease finance assets                                               28           26           30           43            6
---------------------------------------------------------------------------------------------------------------------------
              Total domestic reserve                                398          485          463          514          463
International reserve                                                 5           11           12           11            8
---------------------------------------------------------------------------------------------------------------------------
              Total reserve                                        $403         $496         $475         $525         $471
---------------------------------------------------------------------------------------------------------------------------


Further information on the Corporation's credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1995-1999 are set forth in the Corporation's 1999 Financial Annual Report to Shareholders in the Credit Risk section on pages 38 and 39, the Credit Quality Expense, Reserve for Credit Losses and Review of Net Credit Losses section on pages 45 and 46, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 58 and in note 6 on page 65 which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Dec. 31,
                                                                   1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                                          38%          38%          37%          37%          40%
   Real estate:
     Commercial                                                       9            7            6            6            6
     Consumer                                                        24           27           29           29           32
   Consumer credit                                                   15           14           14           14           16
   Lease finance assets                                              10            9            9            9            3
---------------------------------------------------------------------------------------------------------------------------
       Total domestic loans                                          96           95           95           95           97
International loans                                                   4            5            5            5            3
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                  100%         100%         100%         100%         100%
---------------------------------------------------------------------------------------------------------------------------

------------------------------------------------

V.       Deposits

---------------------------------------------------------------------------------------------------------------------------
         Maturity distribution of domestic time deposits at Dec. 31, 1999

                                                                 Within          4-6         7-12         Over
         (in millions)                                         3 months       months       months       1 year        Total
---------------------------------------------------------------------------------------------------------------------------
        Time certificates of deposit in denominations
          of $100,000 or greater                                 $2,304      $   286      $   377      $   306       $3,273
        Time certificates of deposit in denominations
          of less than $100,000                                     782          770        1,472        2,076        5,100
---------------------------------------------------------------------------------------------------------------------------
              Total time certificates of deposit                  3,086        1,056        1,849        2,382        8,373
---------------------------------------------------------------------------------------------------------------------------
        Other time deposits in denominations
          of $100,000 or greater                                    242           --           --            2          244
        Other time deposits in denominations
          of less than $100,000                                       5           --           --           --            5
---------------------------------------------------------------------------------------------------------------------------
              Total other time deposits                             247           --           --            2          249
---------------------------------------------------------------------------------------------------------------------------
              Total domestic time deposits                       $3,333       $1,056       $1,849       $2,384       $8,622
---------------------------------------------------------------------------------------------------------------------------


         The majority of foreign deposits of approximately $3.3 billion at Dec. 31, 1999, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation's 1999 Financial Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 22 and 23, which pages are incorporated herein by reference.


VI.      Return on Equity and Assets, on a reported basis

                                                                                                Year ended Dec. 31,
                                                                                         1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------
         (1)  Return on total assets(a), based on:
                  Net income                                                             1.96%          1.81%          1.80%
                  Net income applicable to common stock                                  1.96           1.79           1.75

         (2)  Return on common shareholders' equity (a),
                based on net income applicable to common stock                          22.35          20.67          21.47
              Return on total shareholders' equity (a), based on net income             22.35          20.75          20.83

         (3)  Dividend payout ratio of common stock, based on
                  diluted net income per share                                          41.84          42.42          44.00

         (4)  Equity to total assets (a), based on:
                  Common shareholders' equity                                            8.76           8.67           8.14
                  Total shareholders' equity                                             8.76           8.72           8.62
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

------------------------------------------------

VII.     Short-Term Borrowings

         Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

---------------------------------------------------------------------------------------------------------------------------
         (dollar amounts in millions)                                                                 1999             1998
---------------------------------------------------------------------------------------------------------------------------
         Federal funds purchased and securities sold under agreements to repurchase:
              Maximum month-end balance                                                             $3,455           $3,594
              Average daily balance                                                                 $2,121           $2,207
              Average rate during the year                                                            4.79%            5.56%
              Balance at Dec. 31                                                                    $1,095           $3,594
              Average rate at Dec. 31                                                                 3.99%            4.07%
---------------------------------------------------------------------------------------------------------------------------


ITEM 2.  PROPERTIES
         ----------

Pittsburgh properties
---------------------

In 1983, Mellon Bank entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. The current term of this lease is scheduled to expire in November of 2008. At Dec. 31, 1999, Mellon Bank occupied approximately 79% of the building's approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

In 1984, Mellon Bank entered into a sale/leaseback arrangement of the Union Trust Building, also known as Two Mellon Center, in Pittsburgh, Pennsylvania, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May of 2006. At Dec. 31, 1999, Mellon Bank occupied approximately 87% of this building's approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

Mellon Bank owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Center. At Dec. 31, 1999, Mellon Bank occupied approximately 99% of this building's approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

In September 1998, Mellon Bank broke ground for a 14-story, approximately 750,000 square foot Mellon Client Service Center (the "Center") in Pittsburgh, Pennsylvania, which it will own. The Center is expected to be ready for occupancy in January of 2001 with Mellon Bank occupying all of the space.

Philadelphia properties
-----------------------

Mellon Bank leases a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 1999, Mellon Bank occupied approximately 63% of Mellon Independence Center's approximately 807,000 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

In 1990, Mellon Bank entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September of 2015. At Dec. 31, 1999, Mellon leased approximately 19% of the building's approximately 1,245,000 square feet of rentable space.

         ----------

Boston properties
-----------------

The Boston Company leases space in a 41-story downtown Boston, Massachusetts office building known as One Boston Place. The term of this lease is scheduled to expire at various times from July of 2003 through June of 2008 with respect to different portions of the leased premises. At Dec. 31, 1999, The Boston Company leased approximately 34% of One Boston Place's approximately 770,000 square feet of rentable space.

In 1997, BSDT entered into a 20-year lease of a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April of 2019. Upon completion of a major renovation of this building in early 1999, The Boston Company and BSDT relocated into this building from formerly occupied space in the Wellington Business Center located in Medford, Massachusetts. At Dec. 31, 1999, The Boston Company and BSDT occupied 100% of this building's approximately 384,000 square feet of rentable space.

New York properties
-------------------

At Dec. 31, 1999, The Dreyfus Corporation leased approximately 307,000 square feet of rentable space at 200 Park Avenue in New York City. The current term of this lease is scheduled to expire in March of 2005. Other than approximately 14,000 square feet of rentable space which is subleased to a third party, all of the space is currently occupied by Dreyfus. At Dec. 31, 1999, Dreyfus Service Corporation leased approximately 170,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The term of this lease is scheduled to expire in January of 2005. This space is 100% occupied by Dreyfus.

Other properties
----------------

The banking subsidiaries' retail offices are both owned and leased under leases expiring at various times through the year 2023.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 20 through 22 of the Principal Operating Entities section of the Corporation's 1999 Summary Annual Report to Shareholders, which pages are incorporated herein by reference. For additional information on the Corporation's premises and equipment, see note 7 of Notes to Financial Statements on page 65 of the Corporation's 1999 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to security holders for vote during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

The information required by this Item is set forth in the Corporation's 1999 Financial Annual Report to Shareholders in Liquidity and Dividends on pages 30 through 32, in Selected Quarterly Data on pages 48 and 49, in note 21 of Notes to Financial Statements on pages 80 and 81 and in Corporate Information on page 97, which portions are incorporated herein by reference.

In October 1996, the board of directors declared a dividend, paid Oct. 31, 1996, of one right (a "Right") issued pursuant to the Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996 (the "Rights Agreement"), for each outstanding share of the Corporation's Common Stock (the "Common Stock").

The Rights are not currently exercisable and trade only with the Common Stock (and are currently evidenced only in connection with the Common Stock). The Rights would separate from the Common Stock and become exercisable only when a person or group acquires 15% or more of the Common Stock or ten days after a person or group commences a tender offer that would result in ownership of 15% or more of the Common Stock. At that time, each Right would entitle the holder to purchase for $135 (the "exercise price") one one-hundredth of a share of participating preferred stock, which is designed to have economic and voting rights generally equivalent to one share of common stock. Should a person or group actually acquire 15% or more of the Common Stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation's other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Common Stock having a market value of twice the exercise price. Should the Corporation, at any time after a person or group has become a 15% beneficial owner and acquired control of the Corporation's board of directors, be involved in a merger or similar transaction with any person or group or sell assets to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires 15% or more of the Common Stock, the Corporation may, at its option and to the fullest extent permitted by law, exchange one share of Common Stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on Oct. 31, 2006, unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for one cent per Right under certain circumstances.

The foregoing description is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Shareholder Protection Rights Agreement, which is an exhibit to this Report.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The information required by this Item is set forth in the Corporation's 1999 Financial Annual Report to Shareholders in the Financial Summary on pages 2 and 3, in the Significant Financial Events in 1999 on pages 4 and 5, in the Overview of 1999 results on pages 6 and 7, in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 22 and 23, and in note 1 of Notes to Financial Statements on pages 55 through 61, which portions are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The information required by this Item is set forth in the Corporation's 1999 Financial Annual Report to Shareholders in the Financial Review on pages 4 through 49 and in note 21 of Notes to Financial Statements on pages 80 and 81, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by this Item is set forth in the Corporation's 1999 Financial Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 33 through 37, in note 1 of Notes to Financial Statements under Off-balance-sheet instruments used for risk management purposes and Off-balance-sheet instruments used for trading activities on pages 60 and 61 and in note 23 of Notes to Financial Statements on pages 81 through 88, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

Reference is made to Item 14 on page 25 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data, which are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

NONE.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information required by this Item is included in the Corporation's proxy statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Directors section on pages 3 through 6, in the Executive Compensation - Employment Agreements with Named Executive Officers section on pages 18 and 19 and in the Section 16(a) Beneficial Ownership Reporting Compliance section on page 36, each of which sections is incorporated herein by reference, and in the following section "Executive Officers of the Registrant."


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 2000, together with the offices held by each such person during the last five years, are listed on the following pages. Messrs. McGuinn, Condron and Elliott have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

          --------------------------------------------------

Executive Officers of the Registrant (continued)
------------------------------------

                               Age          Position                                                        Year Elected
                               ---          --------                                                        ------------
Martin G. McGuinn              57           Chairman and Chief Executive Officer, Mellon                    1999 (1)
                                            Financial Corporation and Mellon Bank, N.A.

Christopher M. Condron         52           President and Chief Operating Officer,                          1999 (2)
                                            Mellon Financial Corporation and Mellon
                                            Bank, N.A.

                                            Chairman and Chief Executive Officer,                           1996
                                            The Dreyfus Corporation

Steven G. Elliott              53           Senior Vice Chairman and Chief                                  1999 (3)
                                            Financial Officer, Mellon Financial
                                            Corporation and Mellon Bank, N.A.

John T. Chesko                 50           Vice Chairman and Chief Risk Officer,                           1997 (4)
                                            Mellon Financial Corporation and Mellon
                                            Bank, N.A.

Jeffery L. Leininger           54           Vice Chairman, Mellon Financial Corporation                     1996 (5)
                                            and Mellon Bank, N.A.

Keith P. Russell               54           Vice Chairman, Mellon Financial Corporation                     1996 (6)
                                            and Mellon Bank, N.A.

Peter Rzasnicki                56           Vice Chairman, Mellon Financial Corporation                     1998 (7)
                                            and Mellon Bank, N.A.

Allan P. Woods                 53           Vice Chairman and Chief Information                             1999 (8)
                                            Officer, Mellon Financial Corporation and
                                            Mellon Bank, N.A.

Michael A. Bryson              53           Executive Vice President and Treasurer,                         1998 (9)
                                            Mellon Financial Corporation

Michael K. Hughey              48           Senior Vice President and Controller of                         1990
                                            Mellon Financial Corporation and Senior
                                            Vice President, Director of Taxes and
                                            Controller, Mellon Bank, N.A.

          --------------------------------------------------

Executive Officers of the Registrant (continued)
------------------------------------

(1) From 1993 through February 1998, Mr. McGuinn served as Vice Chairman, Retail Financial Services, Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Chairman and Chief Executive Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation.

(2) In January 1994, Mr. Condron assumed the title of Vice Chairman of The Boston Company. From November 1994 through February 1998, he was Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, Mr. Condron was President and Chief Operating Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation.

(3) From 1992 through February 1998, Mr. Elliott served as Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Senior Vice Chairman and Chief Financial Officer of Mellon Bank, N.A. and Vice Chairman and Chief Financial Officer of Mellon Financial Corporation. From 1990 through April 1998, Mr. Elliott was Treasurer of Mellon Financial Corporation.

(4) From December 1994 to June 1997, Mr. Chesko was Executive Vice President, Risk Management, of Mellon Bank, N.A. and Chief Compliance Officer of Mellon Financial Corporation and Mellon Bank, N.A. From April 1996 to December 1998, Mr. Chesko was Chief Credit Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(5) From February 1994 to February 1996, Mr. Leininger was Executive Vice President and Department Head of Middle Market Banking of Mellon Bank, N.A.

(6) From 1992 to June 1996, Mr. Russell was Vice Chairman, Chief Risk and Credit Officer, Mellon Financial Corporation and Mellon Bank, N.A.

(7) From 1993 to 1995, Mr. Rzasnicki was Executive Vice President, Mortgage Banking Department and AFCO/CAFO. From 1995 through March 1998, he was Executive Vice President, Global Trust Services, Mellon Bank, N.A.

(8) From 1993 through December 1998, Mr. Woods was Executive Vice President, Mellon Information Services Department, Mellon Bank, N.A.

(9) From 1994 to April 1998, Mr. Bryson was Senior Vice President, Strategic Planning, Mellon Bank, N.A.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
The information required by this Item is included in the 2000 Proxy Statement in the Directors' Compensation section on pages 8 and 9 and in the Executive Compensation section on pages 13 through 20, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item is included in the 2000 Proxy Statement in the Beneficial Ownership of Stock section on pages 11 and 12, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item is included in the 2000 Proxy Statement in the Business Relationships and Related Transactions section on page 10, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Corporation's 1999 Financial Annual Report to Shareholders.

        (i)   Financial Statements                                                                  Page No.
              --------------------                                                                  --------
        Mellon Financial Corporation (and its subsidiaries):
          Consolidated Income Statement                                                            50 and 51
          Consolidated Balance Sheet                                                                      52
          Consolidated Statement of Changes in Shareholders' Equity                                       53
          Consolidated Statement of Cash Flows                                                     54 and 55
        Notes to Financial Statements                                                          55 through 95
        Report of Independent Auditors                                                                    96

       (ii)   Financial Statement Schedules
              -----------------------------

       Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

       (iii)  Other Financial Data
              --------------------

       Selected Quarterly Data                                                                     48 and 49

(b)    Current Reports on Form 8-K during the fourth quarter of 1999:

   (1) A report dated Oct. 19, 1999, which included, under Items 5 and 7, the Corporation's press release, dated Oct. 19, 1999, regarding third quarter 1999 and first nine months of 1999 results of operations, and announcing a corporate name change.

(c)    Exhibits

       The exhibits listed on the Index to Exhibits on pages 27 through 32 hereof are incorporated by reference or filed herewith in response to this Item. In addition, the information required by Exhibit 11.1, Computation of Basic and Diluted Net Income Per Common Share, is set forth in the Corporation's 1999 Financial Annual Report to Shareholders in note 18 of Notes to Financial Statements on page 72, which portions are incorporated herein by reference.

SIGNATURE
---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Mellon Financial Corporation

                                                By: /s/ Martin G. McGuinn
                                                   ---------------------------
                                                        Martin G. McGuinn
                                                        Chairman and Chief
                                                        Executive Officer

                                                DATED:  March 17, 2000


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


            Signature                                                                     Capacities
            ---------                                                                     ----------
By:      /s/ Martin G. McGuinn                                                  Director and Principal
    ------------------------------------                                        Executive Officer
             Martin G. McGuinn

By:      /s/ Steven G. Elliott                                                  Principal Financial Officer
    ------------------------------------
             Steven G. Elliott

By:      /s/ Michael K. Hughey                                                  Principal Accounting Officer
    ------------------------------------
             Michael K. Hughey

Dwight L. Allison, Jr.;                                                         Directors
Burton C. Borgelt; Carol R. Brown;
Frank V. Cahouet; Jared L. Cohon;
Christopher M. Condron; J. W. Connolly;
Charles A. Corry; Ira J. Gumberg;
Pemberton Hutchinson; George W. Johnstone;
Rotan E. Lee; Edward J. McAniff;
Robert Mehrabian; Seward Prosser Mellon;
Mark A. Nordenberg; David S. Shapira;
Joab L. Thomas; and Wesley W. von Schack

By:      /s/ Carl Krasik                                                        DATED:  March 17, 2000
    ------------------------------------
           Carl Krasik
           Attorney-in-fact

                                Index to Exhibits
                                -----------------

Exhibit
  No.                      Description                                                       Method of Filing
-------                    -----------                                                       ----------------
   3.1              Restated Articles of Incorporation of                           Previously filed as Exhibit 3.1 to
                    Mellon Financial Corporation, as amended                        Quarterly Report on Form 10-Q
                    and restated as of Sept. 17, 1998 and as                        (File No. 1-7410) for the quarter
                    amended Oct. 18, 1999.                                          ended Sept. 30, 1999, and
                                                                                    incorporated herein by reference.

   3.2              By-Laws of Mellon Financial Corporation, as                     Previously filed as Exhibit 3.2 to
                    amended, effective Oct. 19, 1999.                               Quarterly Report on Form 10-Q
                                                                                    (File No. 1-7410) for the quarter
                                                                                    ended Sept. 30, 1999, and
                                                                                    incorporated herein by reference.

   4.1              Instruments defining the rights of securities                   See Exhibits 3.1 and 3.2 above.
                    holders.

   4.2              Shareholder Protection Rights Agreement,                        Previously filed as Exhibit 1 to
                    dated as of Oct. 15, 1996, between Mellon                       Form 8-A/A Registration
                    Financial Corporation and Mellon Bank, N.A.,                    Statement (File No. 1-7410)
                    as Rights Agent, and as amended and restated                    dated Oct. 19, 1999, and
                    as of Oct. 19, 1999.                                            incorporated herein by
                                                                                    reference.

   4.3              Junior Subordinated Indenture, dated as of                      Previously filed as Exhibit 4.1
                    Dec. 3, 1996, between Mellon Financial                          to Current Report on Form 8-K
                    Corporation and The Chase Manhattan Bank,                       (File No. 1-7410) dated
                    as Debenture Trustee.                                           Dec. 3, 1996, and
                                                                                    incorporated herein by reference.

   4.4(a)           Certificate representing the 7.72% Junior                       Previously filed as Exhibit 4.2
                    Subordinated Deferrable Interest Debentures,                    to Current Report on Form 8-K
                    Series A, of Mellon Financial Corporation.                      (File No. 1-7410) dated
                                                                                    Dec. 3, 1996, and
                                                                                    incorporated herein by reference.

   4.4(b)           Certificate representing the 7.995% Junior                      Previously filed as Exhibit 4.2
                    Subordinated Deferrable Interest Debentures,                    to Current Report on Form 8-K
                    Series B, of Mellon Financial Corporation.                      (File No. 1-7410) dated Dec. 20, 1996,
                                                                                    and incorporated herein by reference.

                          -----------------

Exhibit
  No.                      Description                                                       Method of Filing
-------                    -----------                                                       ----------------
   4.5(a)           Amended and Restated Trust Agreement, dated                     Previously filed as Exhibit 4.3
                    as of Dec. 3, 1996, of Mellon Capital I,                        to Current Report on Form 8-K
                    among Mellon Financial Corporation, as Depositor,               (File No. 1-7410) dated
                    The Chase Manhattan Bank, as Property Trustee,                  Dec. 3, 1996, and
                    Chase Manhattan Bank Delaware, as Delaware                      incorporated herein by reference.
                    Trustee, and the Administrative Trustees named
                    therein.

   4.5(b)           Amended and Restated Trust Agreement, dated                     Previously filed as Exhibit 4.3
                    as of Dec. 20, 1996, of Mellon Capital II,                      to Current Report on Form 8-K
                    among Mellon Financial Corporation, as Depositor,               (File No. 1-7410) dated
                    The Chase Manhattan Bank, as Property Trustee,                  Dec. 20, 1996, and
                    Chase Manhattan Bank Delaware, as Delaware                      incorporated herein by reference.
                    Trustee, and the Administrative Trustees named
                    therein.

   4.6(a)           Certificate representing the 7.72% Capital                      Previously filed as Exhibit 4.4
                    Securities, Series A, of Mellon Capital I.                      to Current Report on Form 8-K
                                                                                    (File No. 1-7410) dated
                                                                                    Dec. 3, 1996, and
                                                                                    incorporated herein by reference.

   4.6(b)           Certificate representing the 7.995% Capital                     Previously filed as Exhibit 4.4
                    Securities, Series B, of Mellon Capital II.                     to Current Report on Form 8-K
                                                                                    (File No. 1-7410) dated
                                                                                    Dec. 20, 1996, and
                                                                                    incorporated herein by reference.

   4.7(a)           Guarantee Agreement, dated as of Dec. 3,                        Previously filed as Exhibit 4.5
                    1996, between Mellon Financial Corporation, as                  to Current Report on Form 8-K
                    guarantor, and The Chase Manhattan Bank, as                     (File No. 1-7410) dated
                    Guarantee Trustee.                                              Dec. 3, 1996, and
                                                                                    incorporated herein by reference.

   4.7(b)           Guarantee Agreement, dated as of Dec. 20,                       Previously filed as Exhibit 4.5
                    1996, between Mellon Financial Corporation, as                  to Current Report on Form 8-K
                    Guarantor, and The Chase Manhattan Bank, as                     (File No. 1-7410) dated
                    Guarantee Trustee.                                              Dec. 20, 1996, and
                                                                                    incorporated herein by reference.

   10.1             Lease dated as of Feb. 1, 1983,                                 Previously filed as Exhibit 10.4
                    between 500 Grant Street Associates                             to Annual Report on Form 10-K
                    Limited Partnership and Mellon                                  (File No. 1-7410) for the year
                    Bank, N.A. with respect to One Mellon                           ended Dec. 31, 1992, and
                    Center.                                                         incorporated herein by reference.

                         -----------------

Exhibit
  No.                    Description                                                        Method of Filing
-------                  -----------                                                        ----------------
   10.2             First Amendment to Lease Agreement                              Previously filed as Exhibit 10.1
                    dated as of Nov. 1, 1983,                                       to Registration Statement on Form
                    between 500 Grant Street                                        S-15 (Registration No. 2-88266)
                    Associates Limited Partnership                                  and incorporated herein by
                    and Mellon Bank, N.A.                                           reference.

   10.3*            Mellon Financial Corporation Profit                             Previously filed as Exhibit 10.7
                    Bonus Plan, as amended.                                         to Annual Report on Form 10-K
                                                                                    (File No. l-7410) for the year
                                                                                    ended Dec. 31, 1990, and
                                                                                    incorporated herein by reference.

   10.4*            Mellon Financial Corporation Long-Term                          Filed herewith.
                    Profit Incentive Plan (1996), as
                    amended effective Dec. 21, 1999.

   10.5*            Mellon Financial Corporation Stock                              Filed herewith.
                    Option Plan for Outside Directors
                    (1989), as amended effective Feb. 15, 2000.

   10.6*            Mellon Financial Corporation 1990                               Previously filed as Exhibit 10.6 to
                    Elective Deferred Compensation Plan                             Annual Report on Form 10-K
                    for Directors and Members of the                                (File No. 1-7410) for the year
                    Advisory Board, as amended,                                     ended Dec. 31, 1998, and
                    effective Jan. 15, 1999.                                        incorporated herein by reference.

   10.7*            Mellon Financial Corporation Elective                           Previously filed as Exhibit 10.7 to
                    Deferred Compensation Plan for                                  Annual Report on Form 10-K
                    Senior Officers, as amended,                                    (File No. 1-7410) for the year
                    effective Jan. 15, 1999.                                        ended Dec. 31, 1998, and
                                                                                    incorporated herein by reference.

   10.8*            Mellon Bank IRC Section 401(a)(17)                              Previously filed as Exhibit 10.2 to
                    Plan, as amended, effective                                     Quarterly Report on Form 10-Q
                    Sept. 15, 1998.                                                 (File No. 1-7410) for the quarter
                                                                                    ended Sept. 30, 1998, and
                                                                                    incorporated herein by reference.

   10.9*            Mellon Bank Optional Life Insurance                             Previously filed as Exhibit 10.9 to
                    Plan, as amended, effective                                     Annual Report on Form 10-K
                    Jan. 15, 1999.                                                  (File No. 1-7410) for the year
                                                                                    ended Dec. 31, 1998, and
                                                                                    incorporated herein by reference.

* Management contract or compensatory plan arrangement.

                          -----------------

Exhibit
  No.                    Description                                                         Method of Filing
-------                  -----------                                                         ----------------
   10.10*           Mellon Bank Executive Life Insurance                            Previously filed as Exhibit 10.10
                    Plan, as amended, effective                                     to Annual Report on Form 10-K
                    Jan. 15, 1999.                                                  (File No. 1-7410) for the year
                                                                                    ended Dec. 31, 1998, and
                                                                                    incorporated herein by reference.

   10.11*           Mellon Bank Senior Executive Life                               Previously filed as Exhibit 10.11
                    Insurance Plan, as amended, effective                           to Annual Report on Form 10-K
                    Jan. 15, 1999.                                                  (File No. 1-7410) for the year
                                                                                    ended Dec. 31, 1998, and
                                                                                    incorporated herein by reference.

   10.12*           Mellon Financial Corporation Retirement Plan                    Filed herewith.
                    for Outside Directors, as amended, effective
                    Feb. 15, 2000.

   10.13*           Mellon Financial Corporation Phantom Stock                      Previously filed as Exhibit 10.3 to
                    Unit Plan (1995), as amended, effective                         Quarterly Report on Form 10-Q
                    May 18, 1999.                                                   (File No. 1-7410) for the quarter
                                                                                    ended June 30, 1999, and
                                                                                    incorporated herein by reference.

   10.14*           Employment Agreement between Mellon                             Previously filed as Exhibit 10.17
                    Bank, N.A. and Frank V. Cahouet,                                to Annual Report on Form 10-K
                    effective as of July 25, 1993, and amended                      (File No. 1-7410) for the year
                    and restated as of Oct. 17, 1995.                               ended Dec. 31, 1995, and
                                                                                    incorporated herein by reference.

   10.15*           Letter Agreement, dated Feb. 20, 1998,                          Previously filed as Exhibit 10.17
                    between Mellon Financial Corporation and                        to Annual Report on Form 10-K
                    Frank V. Cahouet.                                               (File No. 1-7410) for the year
                                                                                    ended Dec. 31, 1997, and
                                                                                    incorporated herein by reference.

   10.16*           Employment Agreement between Mellon                             Previously filed as Exhibit 10.3 to
                    Financial Corporation and Martin G. McGuinn,                    Quarterly Report on Form 10-Q
                    effective as of Feb. 1, 1998.                                   (File No. 1-7410) for the quarter
                                                                                    ended Sept. 30, 1998, and
                                                                                    incorporated herein by reference.


* Management contract or compensatory plan arrangement.

                          -----------------

Exhibit
  No.                    Description                                                         Method of Filing
-------                  -----------                                                         ----------------

   10.17*           Employment Agreement between Mellon                             Previously filed as Exhibit 10.4 to
                    Financial Corporation and Christopher M.                        Quarterly Report on Form 10-Q
                    Condron, effective as of Feb. 1, 1998.                          (File No. 1-7410) for the quarter
                                                                                    ended Sept. 30, 1998, and
                                                                                    incorporated herein by reference.

   10.18*           Employment Agreement between Mellon                             Previously filed as Exhibit 10.5 to
                    Financial Corporation and Steven G. Elliott,                    Quarterly Report on Form 10-Q
                    effective as of Feb. 1, 1998.                                   (File No. 1-7410) for the quarter
                                                                                    ended Sept. 30, 1998, and
                                                                                    incorporated herein by reference.

   10.19*           Form of Change in Control Severance Agreement                   Previously filed as Exhibit 10.5 to
                    between Mellon Financial Corporation and members                Quarterly Report on Form 10-Q
                    of the Executive Management Group.                              (File No. 1-7410) for the quarter
                                                                                    ended June 30, 1997, and
                                                                                    incorporated herein by reference.

   10.20*           Form of Change in Control Severance Agreement                   Previously filed as Exhibit 10.22
                    between Mellon Financial Corporation and                        to Annual Report on Form 10-K
                    members of the Senior Management Committee.                     (File No. 1-7410) for the year
                                                                                    ended Dec. 31, 1998, and
                                                                                    incorporated herein by reference.

   12.1             Computation of Ratio of Earnings                                Filed herewith.
                    to Fixed Charges and Ratio of
                    Earnings to Combined Fixed Charges
                    and Preferred Stock Dividends--parent
                    corporation.

   12.2             Computation of Ratio of Earnings                                Filed herewith.
                    to Fixed Charges and Ratio of
                    Earnings to Combined Fixed
                    Charges and Preferred Stock
                    Dividends--Mellon Financial Corporation
                    and its subsidiaries.

   13.1             All portions of the Mellon Financial Corporation                Filed herewith.
                    1999 Summary and Financial Annual Reports to
                    Shareholders that are incorporated herein by
                    reference.


* Management contract or compensatory plan arrangement.

                          -----------------

Exhibit
  No.                    Description                                                         Method of Filing
-------                  -----------                                                         ----------------
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