Form 10-Q
period 2000-03-31
MELLON FINANCIAL CORP
filed 2000-05-10
CIK 64782

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                One Mellon Center
                       Pittsburgh, Pennsylvania 15258-0001
               (Address of principal executive offices)(Zip Code)

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
                                     Yes X      No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding as of
           Class                                            March 31, 2000
           -----                                            --------------

Common Stock, $.50 par value                                   491,209,547

--------------------------------------------------------------------------------

                TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX


--------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------
Part I - Financial Information
------------------------------

Financial Highlights                                                       2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Items 2 and 3)                                 3

Financial Statements (Item 1):
    Consolidated Income Statement - Five Quarter Trend                    39
    Consolidated Balance Sheet                                            41
    Consolidated Statement of Cash Flows                                  42
    Consolidated Statement of Changes in Shareholders' Equity             44

Notes to Financial Statements                                             45


Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                                51

Changes in Securities and Use of Proceeds (Item 2)                        51

Exhibits and Reports on Form 8-K (Item 6)                                 51

Signature                                                                 53

Corporate Information                                                     54

Index to Exhibits                                                         55


Cautionary Statement
--------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of changes in interest rates; litigation results; and anticipated fees and earnings per share from a long-term contract with a third party. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation's markets; equity and fixed-income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; levels of third parties' funds under management; as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS                                                                        Quarter ended
                                                                           ------------------------------------------------------
(dollar amounts in millions, except per share                              MARCH 31,            Dec. 31,          March 31,
amounts or unless otherwise noted)                                              2000                1999               1999
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS

Diluted earnings per share:
  Operating (a)                                                                $ .50               $ .48              $ .43
  Cash operating (a)(b)                                                          .56                 .53                .49
  Reported                                                                       .50                 .47                .48
Net income:
  Operating (a)                                                                 $253                $245               $231
  Cash operating (a)(b)                                                          282                 274                260
  Reported                                                                       253                 240                254
Return on equity (annualized):
  Operating (a)                                                                 26.0%               23.5%              20.9%
  Cash operating (a)(b)                                                         51.8                45.6               40.4
  Reported                                                                      26.0                23.1               23.1
Return on assets (annualized):
  Operating (a)                                                                 2.15%               2.05%              1.84%
  Cash operating (a)(b)                                                         2.50                2.38               2.16
  Reported                                                                      2.15                2.01               2.03
---------------------------------------------------------------------------------------------------------------------------------

SELECTED KEY DATA

Fee revenue as a percentage of net interest and fee revenue (FTE) (c)             70%                 69%                68%
Trust and investment fee revenue as a percentage of net interest
  and fee revenue (FTE)                                                           50%                 49%                42%
Efficiency ratio excluding amortization of intangibles (d)                        59%                 59%                62%

Assets under management at period end (in billions)                         $    511            $    488           $    447
Assets under administration or custody at period end (in billions)             2,261               2,198              1,928

Dividends paid per common share                                             $    .20            $    .20           $    .18
Dividends paid on common stock                                                   100                 102                 94

Closing common stock price per share at period end                          $  29.50            $  34.06           $  35.19
Market capitalization at period end                                           14,491              17,052             18,335
Average common shares and equivalents outstanding -
  diluted (in thousands)                                                     502,082             512,496            531,288

CAPITAL RATIOS AT PERIOD END

Shareholders' equity to assets:
  Reported                                                                      8.13%               8.38%              9.12%
  Tangible (b)                                                                  4.80                4.96               5.60
Tier I capital                                                                  6.49                6.60               6.89
Total (Tier I plus Tier II) capital                                            10.61               10.76              11.22
Leverage capital                                                                6.61                6.72               6.60
---------------------------------------------------------------------------------------------------------------------------------


                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
--------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS (CONTINUED)                                                             Quarter ended
                                                                           ------------------------------------------------------
                                                                           MARCH 31,            Dec. 31,          March 31,
(dollar amounts in millions)                                                    2000                1999               1999
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES FOR THE PERIOD

Loans                                                                        $29,283             $29,159            $31,467
Total interest-earning assets                                                 37,399              38,073             39,811
Total assets                                                                  47,205              47,451             50,677
Total tangible assets (b)                                                     45,419              45,640             48,755
Deposits                                                                      32,220              32,540             34,087
Notes and debentures                                                           3,453               3,585              3,351
Trust-preferred securities                                                       991                 991                991
Total shareholders' equity                                                     3,905               4,133              4,469
Tangible shareholders' equity (b)                                              2,190               2,388              2,608
---------------------------------------------------------------------------------------------------------------------------------

(a) Operating results equaled reported results in the first quarter of 2000. Operating and cash operating results for the fourth quarter of 1999 exclude a $5 million after-tax net loss from divestitures. The first quarter of 1999 excludes a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.
(b)  See page 13 for a definition of amounts and ratios.
(c)  See page 14 for the definition of this ratio.
(d)  See page 22 for the definition of this ratio.

Note: All calculations are based on unrounded numbers. FTE denotes presentation on a fully taxable equivalent basis.


MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------------------------------------------------------------------------------


First quarter 2000 diluted earnings per share totaled $.50, an increase of 16% compared with $.43 per share, on an operating basis, in the first quarter of 1999. These results were driven in large part by a 17% increase in trust and investment fee revenue. Net income in the first quarter of 2000 was $253 million, an increase of 10% compared with $231 million, on an operating basis, in the first quarter of 1999. Annualized return on equity and return on assets were 26.0% and 2.15%, respectively, for the first quarter of 2000, compared with 20.9% and 1.84%, respectively, on an operating basis for the first quarter of 1999. The first quarter 1999 results included a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle. Including these items, first quarter 1999 diluted earnings per share totaled $.48, net income totaled $254 million, return on equity was 23.1% and the return on assets was 2.03%. In the fourth quarter of 1999, diluted earnings per share totaled $.47 and net income was $240 million.

Diluted cash earnings per share totaled $.56 in the first quarter of 2000, an increase of 14%, compared with $.49 per share, on an operating basis, in the first quarter of 1999. Cash net income was $282 million, an increase of 8% compared with $260 million, on an operating basis, in the first quarter of 1999. Annualized cash return on tangible common equity and cash return on tangible assets were 51.8% and 2.50%, respectively, in the first quarter of 2000, compared with 40.4% and 2.16%, respectively, on an operating basis in the first quarter of 1999. In the fourth quarter of 1999, diluted cash earnings per share totaled $.53 and cash net income was $274 million, on an operating basis.

--------------------------------------------------------------------------------


Fee revenue totaled 70% of net interest and fee revenue, on a fully taxable equivalent basis, in the first quarter of 2000 compared with 68% in the first quarter of 1999. Trust and investment fee revenue totaled 50% of net interest and fee revenue, on a fully taxable equivalent basis, in the first quarter of 2000 compared with 42% in the first quarter of 1999. Fee revenue of $798 million in the first quarter of 2000 was impacted by the 1999 credit card, network services and mortgage banking divestitures. Excluding the effect of these divestitures, fee revenue increased 13% compared with the first quarter of 1999, primarily due to a 17% increase in trust and investment fee revenue. Fee revenue increased 21%, on an annualized basis, in the first quarter of 2000 compared with the fourth quarter of 1999, primarily resulting from a 23% increase, on an annualized basis, in trust and investment fee revenue. At March 31, 2000, assets under management totaled $511 billion, a 14% increase from March 31, 1999, and assets under administration or custody totaled $2,261 billion, a 17% increase from March 31, 1999.

Net interest revenue on a fully taxable equivalent basis for the first quarter of 2000 was $351 million, down $20 million compared with the first quarter of 1999 and down $2 million from the fourth quarter of 1999. The decrease compared with the first quarter of 1999 primarily resulted from the divestitures of the credit card and mortgage businesses. Excluding the net interest revenue generated by these businesses, net interest revenue increased 1% compared with the first quarter of 1999, reflecting the positive impact of interest free funds in a rising rate environment, offset in part by higher funding costs related to the repurchase of common stock. The decrease compared with the fourth quarter of 1999 reflected a lower level of interest-earnings assets, primarily lower yielding assets, as well as higher funding costs related to the repurchase of common stock, and one less day in the first quarter of 2000 compared to the fourth quarter of 1999.

Operating expense before trust-preferred securities expense and net revenue from acquired property for the first quarter of 2000 was $719 million compared with $760 million in the first quarter of 1999. Excluding the effect of divestitures, operating expense before trust-preferred securities expense and net revenue from acquired property increased 9% compared with the first quarter of 1999, reflecting higher incentive expense and other expenses in support of business growth. Operating expense before trust-preferred securities expense and net revenue from acquired property increased $20 million compared with the fourth quarter of 1999, primarily due to higher base salary expense, and incentive expense in business lines with strong revenue growth.

Credit quality expense was $9 million in the first quarter of 2000, compared with $15 million in the first quarter of 1999 and $6 million in the fourth quarter of 1999. The lower expense in the first quarter of 2000 compared with the prior-year period resulted from a lower provision for credit losses following the divestiture of the credit card business. Net credit losses were $11 million in the first quarter of 2000, compared with $17 million in the first quarter of 1999 and $12 million in the fourth quarter of 1999.

Nonperforming assets totaled $210 million at March 31, 2000, compared with $159 million at Dec. 31, 1999, $169 million at Sept. 30, 1999, and $161 million at March 31, 1999. The higher level of nonperforming assets, compared with Dec. 31, 1999, primarily resulted from the addition to nonperforming status of commercial loans to a health care provider and its affiliate companies, offset in part by credit losses. The Corporation's ratio of nonperforming assets to total loans and net acquired property was .74% at March 31, 2000, compared with .53% at Dec. 31, 1999, .58% at Sept. 30, 1999, and .53% at March 31, 1999.

SIGNIFICANT FINANCIAL EVENTS
--------------------------------------------------------------------------------


Common dividend increased 10%

On April 18, 2000, the Corporation announced a 10% increase in its quarterly common stock dividend to $.22 per share. This cash dividend on the Corporation's common stock is payable May 15, 2000, to shareholders of record at the close of business on April 28, 2000. This is the 10th quarterly common dividend increase that the Corporation has announced since the beginning of 1993, resulting in a total common dividend per share increase of approximately 275%.

Repurchase of common stock

During the first quarter of 2000, 10.8 million shares of common stock were repurchased, with an additional 4 million shares available for repurchase under a 25 million share repurchase program authorized by the board of directors in September 1999. These repurchased shares had a total purchase price of $336 million for an average share price of $31.07 per share.

Average common stock and stock equivalents used in computation of diluted earnings per share totaled 502.1 million shares in the first quarter of 2000, compared with 531.3 million shares in the first quarter of 1999. The Corporation's average level of treasury stock was $934 million higher in the first quarter of 2000 compared with the first quarter of 1999. After giving effect to funding the higher level of treasury stock, valued at a short-term funding rate, the lower share count increased diluted earnings per share by approximately 2%, while ongoing business growth increased diluted earnings per share by approximately 14%, compared to first quarter 1999 operating results.

BUSINESS SECTORS
--------------------------------------------------------------------------------
FOR THE QUARTER ENDED MARCH 31,

                                                              Global              Global             Regional         Specialized
                                         Wealth             Investment           Investment          Consumer          Commercial
                                        Management          Management            Services           Banking            Banking
(dollar amounts in millions,         --------------      ----------------      -------------     ---------------     -------------
averages in billions)                2000      1999       2000       1999      2000     1999      2000      1999     2000     1999
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Net interest revenue (expense)     $ 32     $  27      $  (3)     $  (3)     $ 23     $ 20     $ 118     $ 126    $ 101    $  99
  Fee and other revenue                78        76        304        236       245      216        37        36       42       32
----------------------------------------------------------------------------------------------------------------------------------
    Total revenue                     110       103        301        233       268      236       155       162      143      131
Credit quality expense (revenue)       --        (1)        --         --        --       --        (2)        2        3        4
Operating expense:
  Intangible amortization               4         4          7          7         3        3        13        13        8        8
  Trust-preferred securities            1         1         --         --        --       --         1         1        3        3
  Other                                62        59        179        150       195      175        93       100       56       53
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expense            67        64        186        157       198      178       107       114       67       64
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and
  cumulative effect of accounting
  change                               43        40        115         76        70       58        50        46       73       63
Income taxes (benefits)                17        15         46         32        26       23        19        18       27       24
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting change          26        25         69         44        44       35        31        28       46       39
Cumulative effect of accounting
  change (a)                           --        --         --         --        --       --        --        --       --       --
----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                  $ 26     $  25      $  69      $  44      $ 44     $ 35     $  31     $  28    $  46    $  39
----------------------------------------------------------------------------------------------------------------------------------
Average assets                       $4.5     $ 3.7      $ 2.6      $ 1.9      $4.5     $4.0     $14.3     $14.2    $13.1    $11.7
Average common equity                $0.3     $ 0.2      $ 0.6      $ 0.5      $0.5     $0.6     $ 0.7     $ 0.7    $ 0.8    $ 0.7
Average Tier I preferred equity      $ --     $  --      $  --      $  --      $ --     $ --     $  --     $  --    $ 0.2    $ 0.2
----------------------------------------------------------------------------------------------------------------------------------
Cash net income (loss) (b)           $ 30     $  29      $  74      $  50      $ 47     $ 37     $  41     $  38    $  52    $  45
----------------------------------------------------------------------------------------------------------------------------------
Return on common equity (c)            36%       41%        51%        36%       33%      25%       18%       16%      23%      23%
Return on assets (c)                 2.33%     2.66%        NM         NM        NM       NM      0.88%     0.81%    1.40%    1.38%
Pretax operating margin                39%       39%        38%        32%       26%      25%       32%       28%      51%      49%
Pretax operating margin (d)            43%       43%        41%        36%       27%      26%       41%       37%      59%      57%
Efficiency ratio (d)                   56%       57%        59%        64%       73%      74%       60%       62%      39%      40%
----------------------------------------------------------------------------------------------------------------------------------

(a) The cumulative effect of an accounting change has not been allocated to any of the Corporation's reportable sectors.
(b) Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.
(c)  Ratios are annualized.
(d) Excludes amortization of intangibles and trust-preferred securities expense.
(e)  Includes an $83 million pre-tax net gain from divestitures.
(f)  Ratios exclude the impact of net divestiture gains.
NM -- Not meaningful


In the second quarter of 1999, the Corporation realigned its business sectors to better reflect the Corporation's organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six major business sectors. The first quarter of 1999 has been restated. In addition, the effect of Divestitures has been displayed separately, as discussed further on page 12. The results of the Corporation's major business sectors are presented and analyzed on an internal management reporting basis. Net interest revenue, fee revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business sectors are on a taxable equivalent basis. There is no

---------------------------------------------------------------------------------------------------------------------------------
                 Large                                                            Real Estate
               Corporate               Total Core                                 Workout/Other             Consolidated
                Banking                 Sectors              Divestitures            Activity                  Results
           -----------------       -----------------     -------------------     -----------------         ---------------
            2000       1999         2000       1999       2000         1999       2000       1999           2000     1999
---------------------------------------------------------------------------------------------------------------------------------
           $  66      $  64      $  337       $ 333       $ --        $ 28        $ 14       $ 10         $  351   $  371
              69         62         775         658         24         197 (e)       7         27            806      882
---------------------------------------------------------------------------------------------------------------------------------
             135        126       1,112         991         24         225          21         37          1,157    1,253
              10         --          11           5         --          10          (2)        --              9       15

              --         --          35          35          1           2           1         --             37       37
               5          5          10          10         --          --          10         10             20       20
              76         78         661         615          1         107          20          1            682      723
---------------------------------------------------------------------------------------------------------------------------------
              81         83         706         660          2         109          31         11            739      780
---------------------------------------------------------------------------------------------------------------------------------


              44         43         395         326         22         106          (8)        26            409      458
              16         15         151         127          8          49          (3)         2            156      178
---------------------------------------------------------------------------------------------------------------------------------

              28         28         244         199         14          57          (5)        24            253      280

              --         --          --          --         --          --          --         --             --      (26)
---------------------------------------------------------------------------------------------------------------------------------
           $  28      $  28      $  244       $ 199       $ 14        $ 57        $ (5)      $ 24         $  253   $  254
---------------------------------------------------------------------------------------------------------------------------------
           $ 7.9      $ 9.6      $ 46.9       $45.1       $0.2        $4.1        $0.1       $1.5         $ 47.2   $ 50.7
           $ 0.9      $ 1.0      $  3.8       $ 3.7       $ --        $0.3        $0.1       $0.5         $  3.9   $  4.5
           $ 0.3      $ 0.3      $  0.5       $ 0.5       $ --        $ --        $0.5       $0.5         $  1.0   $  1.0
---------------------------------------------------------------------------------------------------------------------------------
           $  28      $  28      $  272       $ 227       $ 15        $ 58        $ (5)      $ 24         $  282   $  283
---------------------------------------------------------------------------------------------------------------------------------
              13%        11%         26%         22%        NM          NM          NM         NM             26%      23%
            1.44%      1.15%       2.09%       1.78%        NM          NM          NM         NM           2.15%    2.03%
              32%        34%         36%         33%        NM          NM          NM         NM             35%      32%  (f)
              36%        39%         40%         37%        NM          NM          NM         NM             40%      37%  (f)
              57%        61%         59%         62%        NM          NM          NM         NM             59%      62%  (f)
---------------------------------------------------------------------------------------------------------------------------------

intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 1999 Financial Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management's judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Following is a discussion of the Corporation's business sectors. In the tables that follow, the income statement amounts are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
SUMMARY                                                           % of Income                                  Average
                                            % of Revenue          Before Taxes       Return on equity     Allocated Equity
                                           ---------------       ---------------     ----------------     -----------------
                                           1Q00       1Q99       1Q00       1Q99      1Q00       1Q99      1Q00       1Q99
---------------------------------------------------------------------------------------------------------------------------------
Growth sectors                              61%        58%        58%        53%       41%        32%     $1,412     $1,325
Return sectors                              39%        42%        42%        47%       18%        16%     $2,829     $2,876
                                           ----       ----       ----       ----                          ------     ------
Total Core sectors                         100%       100%       100%       100%       26%        22%     $4,241     $4,201
---------------------------------------------------------------------------------------------------------------------------------


The Corporation manages its business sectors utilizing growth and return strategies. The sectors managed for growth include businesses which are predominantly fee-based in nature. The Corporation invests in these businesses for future growth. The sectors managed for return include the more slowly growing, traditional banking businesses. These businesses are managed to drive profitability and return on equity higher, primarily focusing on improving productivity through continuous re-engineering and effective capital management.

Sectors Managed for Growth

Total revenue for the growth sectors comprised 61% of total core sector revenue in the first quarter of 2000, compared with 58% in the first quarter of 1999. Income before taxes represented 58% of core sector pretax income, up from 53% in the first quarter of 1999.

---------------------------------------------------------------------------------------------------------------------------------
1Q 2000 vs. 1Q 1999                                       Total Revenue           Operating Expense           Income Before
                                                            Growth                    Growth                   Taxes Growth
---------------------------------------------------------------------------------------------------------------------------------
Wealth Management                                               8%                          5%                       7%
Global Investment Management                                   29%                         18%                      52%
Global Investment Services                                     13%                         11%                      21%

     Total Growth Sectors                                      19%                         13%                      31%
---------------------------------------------------------------------------------------------------------------------------------

The growth sectors continued to perform strongly in the first quarter of 2000 as total revenue for these sectors increased by 19%, and income before taxes increased by 31%, compared with the prior-year quarter.

Wealth Management

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Growth rates
                                                                              Quarter ended                     ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                     vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                 $110           $103                      8%
Total operating expense                                                       $ 67           $ 64                      5%
Income before taxes                                                           $ 43           $ 40                      7%
Return on common equity                                                         36%            41%
Pretax operating margin (a)                                                     43%            43%
Assets under management                                                       $ 57           $ 51                     11%
Assets under administration or custody                                        $ 37           $ 33                     12%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

--------------------------------------------------------------------------------


Wealth Management includes private asset management services, private banking and origination of jumbo residential mortgages. Income before taxes was $43 million in the first quarter of 2000, up $3 million, or 7%, from the prior-year period. Revenue increased $7 million, or 8%, as the private asset management businesses' income before taxes grew by approximately 25% from the prior-year period, offset in part by lower earnings from jumbo residential mortgage lending. Earnings from jumbo residential mortgage lending decreased $5 million compared with the prior-year period primarily due to narrowing spreads and lower originations. Assets under management increased to $57 billion at March 31, 2000 from $51 billion at March 31, 1999, reflecting a higher level of private assets under management, due to new business and market appreciation. Operating expense increased $3 million, or 5%, in support of business growth.

Global Investment Management

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Growth rates
                                                                             Quarter ended                      ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                     vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                 $301           $233                     29%
Total operating expense                                                       $186           $157                     18%
Income before taxes                                                           $115           $ 76                     52%
Return on common equity                                                         51%            36%
Pretax operating margin (a)                                                     41%            36%
Assets under management                                                       $413           $361                     15%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Income before taxes totaled $115 million in the first quarter of 2000, compared with $76 million in the first quarter of 1999, an increase of $39 million, or 52%. Revenue increased $68 million, or 29%, primarily due to a 16% increase in mutual fund fees, a 31% increase in institutional asset management fees as well as a 67% increase in brokerage fees. Assets under management for this sector increased 15% to $413 billion at March 31, 2000, from $361 billion at March 31, 1999, due to new business and market appreciation. The average net assets of proprietary equity mutual funds increased $13 billion in the first quarter of 2000 compared to the first quarter of 1999. Total operating expense increased $29 million, or 18%, due to higher incentive compensation expense and investments to support business growth.

Global Investment Services

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Growth rates
                                                                             Quarter ended                      ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                     vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                               $  268        $  236                     13%
Total operating expense                                                     $  198        $  178                     11%
Income before taxes                                                         $   70        $   58                     21%
Return on common equity                                                         33%           25%
Pretax operating margin (a)                                                     27%           26%
Assets under management                                                     $   41        $   35                     16%
Assets under administration or custody                                      $2,224        $1,895                     17%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

--------------------------------------------------------------------------------


Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice outsourcing for investment managers. This sector also includes substantially all of the joint ventures, whose results are reported under the equity method of accounting, which reports the Corporation's share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Gross fee revenue generated by the joint ventures increased $44 million, or 57%, in the first quarter of 2000 compared with the first quarter of 1999. Income before taxes for this sector totaled $70 million, an increase of $12 million, or 21%, compared with the prior-year period. The increase was attributable to a $32 million, or 13%, increase in total revenue due to higher institutional trust and custody fees, higher foreign exchange fees and improved securities lending revenue. Partially offsetting this increase was a $20 million, or 11% increase in total operating expenses. Assets under administration or custody exceeded $2.2 trillion at March 31, 2000, an increase of 17% from March 31, 1999.

Sectors Managed for Return

---------------------------------------------------------------------------------------------------------------------------------
                                                 Pretax Operating                  Return on                  Average
                                                    Margin (a)                   Common Equity            Allocated Equity
                                                 -----------------              ---------------           -----------------
                                                  1Q00        1Q99              1Q00       1Q99             1Q00       1Q99
---------------------------------------------------------------------------------------------------------------------------------
Regional Consumer Banking                          41%         37%               18%        16%           $  760     $  759
Specialized Commercial Banking                     59%         57%               23%        23%           $  959     $  852
Large Corporate Banking                            36%         39%               13%        11%           $1,110     $1,265
                                                                                                          ------     ------

     Total Return Sectors                          45%         44%               18%        16%           $2,829     $2,876
---------------------------------------------------------------------------------------------------------------------------------

(a) Excluding amortization of intangibles and trust-preferred securities expense.


The results in the first quarter of 2000 for the return sectors demonstrates the Corporation's strategy of driving profitability and return on equity higher, primarily focusing on improving productivity through continuous re-engineering and effective capital management. The pretax operating margin in the first quarter of 2000 was 45%, up from 44% in the first quarter of 1999. The Corporation also continues to aggressively manage capital levels in the return sectors. Average allocated equity decreased $47 million due to a $155 million decrease in the Large Corporate Banking sector, in the first quarter of 2000, and the return on common equity increased to 18%, up 200 basis points from the first quarter of 1999.

Regional Consumer Banking

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Growth rates
                                                                             Quarter ended                      ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                    vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                 $155           $162                    (4)%
Total operating expense                                                       $107           $114                    (6)%
Income before taxes                                                           $ 50           $ 46                     9 %
Return on common equity                                                         18%            16%
Pretax operating margin (a)                                                     41%            37%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.

--------------------------------------------------------------------------------


Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Income before taxes totaled $50 million in the first quarter of 2000, an increase of $4 million, or 9%, compared with the first quarter of 1999. Total revenue decreased $7 million, or 4%, compared with the prior-year period primarily due to lower net interest revenue while total operating expense decreased $7 million, or 6%, compared with the prior-year period reflecting productivity improvements. In addition, credit quality expense improved by $4 million in the first quarter of 2000. Return on equity improved by 200 basis points and pretax operating margin improved by 400 basis points in the first quarter of 2000 compared with the first quarter of 1999.

Specialized Commercial Banking

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Growth rates
                                                                               Quarter ended                    ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                     vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                 $143           $131                      9%
Total operating expense                                                       $ 67           $ 64                      5%
Income before taxes                                                           $ 73           $ 63                     15%
Return on common equity                                                         23%            23%
Pretax operating margin (a)                                                     59%            57%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Income before taxes totaled $73 million in the first quarter of 2000, up $10 million, or 15%, from the first quarter of 1999. Mellon Ventures, Inc., the Corporation's venture capital group, recorded income before taxes of $13 million in the first quarter of 2000 compared with $4 million in the prior-year period. Revenue in this sector increased $12 million, or 9%, due to the higher equity investment revenue as well as improved net interest revenue. Operating expense increased $3 million, or 5%, from the prior-year period, to support business growth.

Large Corporate Banking

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Growth rates
                                                                              Quarter ended                      ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                     vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                 $135           $126                     7 %
Total operating expense                                                       $ 81           $ 83                    (2)%
Income before taxes                                                           $ 44           $ 43                     2 %
Return on common equity                                                         13%            11%
Pretax operating margin (a)                                                     36%            39%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading and international banking. Income before taxes was $44 million for the first quarter of 2000, an increase of $1 million, or 2%, from the first quarter of 1999. An increase in credit quality expense was more than offset by revenue

--------------------------------------------------------------------------------


growth of 7%, and operating expense decrease of 2%. The revenue growth was driven primarily by the cash management business line, which improved by $10 million, or 13%, in the first quarter of 2000 compared with the first quarter of 1999.

Total Core Sectors

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Growth rates
                                                                              Quarter ended                     ------------
                                                                         ------------------------                   1Q 00
                                                                         MARCH 31,      March 31,                     vs
                                                                              2000           1999                   1Q 99
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                               $1,112           $991                     12%
Total operating expense                                                     $  706           $660                      7%
Income before taxes                                                         $  395           $326                     21%
Return on common equity                                                         26%            22%
Pretax operating margin (a)                                                     40%            37%
---------------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization of intangibles and trust-preferred securities expense.


Income before taxes for the Corporation's core sectors was $395 million in the first quarter of 2000, an increase of $69 million, or 21%, compared with the prior-year period. This increase resulted from positive operating leverage as revenues increased $121 million, or 12%, while operating expense increased only $46 million, or 7%, and credit quality expense increased $6 million.

Divestitures

For the first quarter of 2000, Divestitures reflects the results of a mutual fund administration service provided under a long-term contract with a third party that expires near the end of May 2000. For the first quarter of 1999, results also include residential and commercial mortgage loan origination and servicing, credit card, and network services transaction processing. Divestitures income before taxes was $22 million in the first quarter of 2000 and $106 million in the first quarter of 1999. The first quarter of 1999 includes an $83 million pretax net gain from divestitures.

Real Estate Workout/Other Activity

Real Estate Workout/Other Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the lines of business. The Real Estate Workout/Other Activity sector's pretax loss for the first quarter of 2000 was $8 million, compared with income of $26 million in the first quarter of 1999. Revenue primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the core sectors, and gains from the sale of assets. Credit quality revenue primarily reflects loan recoveries from loans to lesser developed countries and gains from the sale of acquired property. Operating expense includes trust-preferred securities expense and various expenses for items not attributable to the operations of a business sector. Average assets primarily include assets of certain support areas not identified with the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors.

CASH OPERATING RESULTS
--------------------------------------------------------------------------------


Except for the merger with Dreyfus in 1994, which was accounted for under the "pooling of interests" method, the Corporation has been required to account for business combinations under the "purchase" method of accounting. The purchase method results in the recording of goodwill and other identified intangibles that are amortized as noncash charges in future years into operating expense. The pooling of interests method does not result in the recording of goodwill or intangibles. Since goodwill and intangible amortization expense does not result in a cash expense, the economic value to shareholders under either accounting method is the same assuming a given financing mix. Operating results, excluding the impact of intangibles, are shown in the table below.

CASH OPERATING RESULTS (a)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Quarter ended
                                                                    ------------------------------------------------------
(dollar amounts in millions, except                                 MARCH 31,              Dec. 31,             March 31,
  per share amounts; ratios annualized)                                 2000                  1999                  1999
--------------------------------------------------------------------------------------------------------------------------
Operating net income                                                 $   253               $   245               $   231
After-tax impact of amortization of intangibles from
  purchase acquisitions                                                   29                    29                    29
--------------------------------------------------------------------------------------------------------------------------
    Cash operating net income                                        $   282               $   274               $   260
        Increase over prior-year period                                    8%                    9%                   13%
    Cash operating earnings per share - diluted                      $   .56               $   .53               $   .49
        Increase over prior-year period                                   14%                   13%                   12%

Average common equity                                                $ 3,905               $ 4,133               $ 4,469
Less:  Average goodwill and other identified intangibles,
         net of tax benefit (b)                                       (1,786)               (1,811)               (1,922)
Plus:  Average minority interest (c)                                      71                    66                    61
--------------------------------------------------------------------------------------------------------------------------
    Average tangible common equity (b)                               $ 2,190               $ 2,388               $ 2,608
    Cash return on tangible common equity (b)                           51.8%                 45.6%                 40.4%

Average total assets                                                 $47,205               $47,451               $50,677
Average total tangible assets (b)                                    $45,419               $45,640               $48,755
Cash return on tangible assets (b)                                      2.50%                 2.38%                 2.16%
--------------------------------------------------------------------------------------------------------------------------

(a) Cash operating results for the fourth quarter of 1999 exclude a $5 million after-tax net loss from divestitures. The first quarter of 1999 excludes a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.
(b) The amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of $339 million, $349 million and $374 million, respectively, of average tax benefits related to tax deductible goodwill and other intangibles.
(c)  Primarily relates to Newton.

NONINTEREST REVENUE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter ended
                                                                           --------------------------------------------------
                                                                           MARCH 31,          Dec. 31,            March 31,
(dollar amounts in millions)                                                    2000              1999                 1999
-----------------------------------------------------------------------------------------------------------------------------
Trust and investment fee revenue:
   Investment management                                                        $324              $313                 $278
   Administration and custody                                                    173               148                  147
   Benefits consulting                                                            56                67                   56
   Brokerage fees                                                                 25                18                   15
-----------------------------------------------------------------------------------------------------------------------------
       Total trust and investment fee revenue                                    578               546                  496
Cash management and deposit transaction charges                                   74                76                   72
Foreign currency and securities trading revenue                                   51                43                   43
Financing-related revenue                                                         39                56                   49
Equity investment revenue                                                         36                16                   23
Mortgage servicing fees                                                            2                 2                   52
Other                                                                             18                20                   54
-----------------------------------------------------------------------------------------------------------------------------
       Total fee and other revenue                                               798               759                  789
Net gain (loss) from divestitures                                                 --                (7)                  83
Gains on the sale of securities                                                   --                --                   --
-----------------------------------------------------------------------------------------------------------------------------
       Total noninterest revenue                                                $798              $752                 $872
-----------------------------------------------------------------------------------------------------------------------------

Fee revenue as a percentage of net interest and
   fee revenue (FTE)                                                              70%               69%                  68%
Trust and investment fee revenue as a percentage
  of net interest and fee revenue (FTE)                                           50%               49%                  42%
-----------------------------------------------------------------------------------------------------------------------------
Note: Various items, previously reported in other fee revenue, have been reclassified to mutual fund administration and custody revenue in trust and investment fee revenue, cash management and deposit transaction charges, financing-related revenue and equity investment revenue. Prior periods have been restated and percentages of trust and investment fee revenue to net interest and fee revenue have been recalculated. For analytical purposes, the term "fee revenue", as utilized throughout this Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities and the net gain
(loss) from divestitures.



Memo:

Gross joint venture fee revenue (a)                                             $134              $129                $  91
---------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation accounts for its interest in joint ventures under the equity method of accounting with the net results primarily recorded as either trust and investment fee revenue or other fee revenue. The gross joint venture fee revenue is not included in total noninterest revenue above.


Fee revenue

Fee revenue of $798 million in the first quarter of 2000 was impacted by the 1999 credit card, network services and mortgage banking divestitures. Excluding these divestitures, fee revenue increased 13% compared with the prior-year period, primarily due to a 17% increase in trust and investment fee revenue. Including the trust and investment fee gross revenue generated by the Corporation's joint ventures, trust and investment fee revenue increased 21% compared with the first quarter of 1999.

NONINTEREST REVENUE (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                                                                  1st Qtr. 2000               1st Qtr. 2000
                                                                                      over                        over
Fee revenue growth                                                                1st Qtr. 1999               4th Qtr. 1999
---------------------------------------------------------------------------------------------------------------------------------
Trust and investment fee revenue growth                                                17%                          23%  (b)
Total fee revenue growth                                                               13%   (a)                    21%  (b)

---------------------------------------------------------------------------------------------------------------------------------

(a)  Excluding the effect of divestitures.
(b)  Presented on an annualized basis.


Investment management fee revenue

---------------------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended
                                                                            -----------------------------------------------------
                                                                            MARCH 31,            Dec. 31,          March 31,
(in millions)                                                                   2000                1999               1999
---------------------------------------------------------------------------------------------------------------------------------
Managed mutual fund fees (a):
   Equity funds                                                                 $ 83                $ 73               $ 61
   Taxable money market funds:
     Institutional                                                                26                  26                 25
     Individuals                                                                  11                   9                  9
   Tax-exempt bond funds                                                          20                  21                 23
   Fixed-income funds                                                             11                  12                 12
   Tax-exempt money market funds                                                   7                   7                  8
   Nonproprietary                                                                  8                   9                  6
---------------------------------------------------------------------------------------------------------------------------------
         Total managed mutual fund fees                                          166                 157                144
Institutional asset                                                               82                  81                 63
Private asset                                                                     76                  75                 71
---------------------------------------------------------------------------------------------------------------------------------
         Total investment management fee revenue                                $324                $313               $278
---------------------------------------------------------------------------------------------------------------------------------

(a) Net of quarterly mutual fund fees waived and fund expense reimbursements of $9 million, $9 million and $8 million at March 31, 2000, Dec. 31, 1999, and March 31, 1999, respectively.


Investment management revenue increased $46 million, or 17%, in the first quarter of 2000, compared with the prior-year period. This increase resulted from a $22 million, or 16%, increase in mutual fund management revenue, a $19 million, or 31%, increase in institutional asset management revenue and a $5 million, or 7%, increase in private asset management revenue. These increases resulted from net new business and an increase in the market value of assets under management. In addition, the increase in institutional asset management revenue primarily reflects a higher level of performance fees earned by investment managers as the investment performance of their products exceeded various benchmarks. The measurement period is generally annually with revenue recorded in the fourth and first quarters each year.

Mutual fund management fees are based upon the average net assets of each fund. The average net assets of proprietary funds managed in the first quarter of 2000 were $137 billion, up $12 billion, or 10%, from $125 billion in the first quarter of 1999 and up $8 billion, or 6%, from $129 billion in the fourth quarter of 1999. The increases primarily resulted from increases in average net assets of equity funds. Proprietary equity funds averaged $55 billion in the first quarter of 2000, compared with $42 billion in the first quarter of 1999 and $49 billion in the fourth quarter of 1999.

--------------------------------------------------------------------------------

As shown in the table below, the market value of assets under management was $511 billion at March 31, 2000, a $23 billion, or 5%, increase from $488 billion at Dec. 31, 1999, and a $64 billion, or 14%, increase from $447 billion at March 31, 1999. In addition to net new business, the market value of assets under management was also influenced by favorable equity and bond markets in the first quarter of 2000. A key equity market benchmark, the Standard and Poor's 500 Index, increased 2.0% in the first quarter of 2000. A key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 7.8% in the first quarter of 2000. At March 31, 2000, the market values of these assets managed by the Corporation were comprised as follows: approximately 50% equities; approximately 15% fixed income; approximately 20% money market; approximately 10% securities lending cash collateral; and approximately 5% currency overlay and global fixed-income products.

---------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER MANAGEMENT
                                            MARCH 31,          Dec. 31,        Sept. 30,          June 30,        March 31,
(in billions)                                    2000              1999             1999              1999             1999
---------------------------------------------------------------------------------------------------------------------------------
Mutual fund assets managed:
    Equity funds                                 $ 59              $ 54             $ 45              $ 46             $ 43
    Taxable money market funds:
        Institutional                              41                42               38                39               40
        Individuals                                11                 9               10                 9                9
    Tax-exempt bond funds                          14                14               15                16               16
    Fixed-income funds                              7                 7                7                 7                8
    Tax-exempt money market funds                   8                 8                7                 8                8
    Nonproprietary                                 31                30               26                26               23
---------------------------------------------------------------------------------------------------------------------------------
          Total mutual fund assets managed        171               164              148               151              147
Private asset                                      54                55               53                55               50
Institutional asset (a)                           286               269              245               259              250
---------------------------------------------------------------------------------------------------------------------------------
          Total market value of assets
            under management                     $511              $488             $446              $465             $447
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes assets managed at Pareto Partners of $32 billion at March 31, 2000; $32 billion at Dec. 31, 1999; $28 billion at Sept. 30, 1999; $28 billion at June 30, 1999; and $28 billion at March 31, 1999. The Corporation has a 30% equity interest in Pareto Partners.


At March 31, 2000, the combined market values of $31 billion of nonproprietary mutual funds and $286 billion of institutional assets managed, by asset type, were as follows: equities, $119 billion; balanced, $40 billion; fixed income, $41 billion; money market, $81 billion; and $36 billion in currency overlay and global fixed-income products, primarily at Pareto Partners, for a total of $317 billion.

Administration and custody fee revenue

---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter ended
                                                                           ------------------------------------------------------
                                                                           MARCH 31,            Dec. 31,          March 31,
(in millions)                                                                   2000                1999               1999
---------------------------------------------------------------------------------------------------------------------------------
Institutional trust                                                             $121               $  96               $100
Mutual fund                                                                       48                  48                 42
Private asset                                                                      4                   4                  5
---------------------------------------------------------------------------------------------------------------------------------
   Total administration and custody fee revenue                                 $173                $148               $147
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


As shown in the table on the prior page, administration and custody fee revenue increased $26 million, or 17%, in the first quarter of 2000 compared with the first quarter of 1999, primarily resulting from a $21 million, or 20%, increase in institutional trust and custody revenue from net new business and a $6 million increase in securities lending revenue.

Growth of institutional trust and custody revenue was tempered primarily by the formation of joint ventures and by the contribution of pre-existing business to joint ventures. The results of joint ventures are accounted for under the equity method of accounting, which reports the Corporation's share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. The table below shows institutional trust and custody fee revenue including the gross revenue generated by the Corporation's joint ventures that provide such services. Including the institutional trust and custody gross revenue generated by joint ventures, institutional trust and custody revenue increased $55 million, or 33%, compared with the first quarter of 1999 and increased $24 million, or 12%, compared with the fourth quarter of 1999.

----------------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter ended
                                                                           -------------------------------------------------
INSTITUTIONAL TRUST AND CUSTODY FEE REVENUE                                MARCH 31,            Dec. 31,          March 31,
(in millions)                                                                   2000                1999               1999
----------------------------------------------------------------------------------------------------------------------------
Total institutional trust and custody fee revenue - as reported                 $121               $  96               $100
Adjustment to reflect joint venture revenue                                       99                 100                 65
----------------------------------------------------------------------------------------------------------------------------
Adjusted institutional trust and custody fee revenue                            $220                $196               $165
----------------------------------------------------------------------------------------------------------------------------


Mutual fund administration and custody fees will be impacted beginning in the second quarter of 2000 as a long-term contract with a third party expires near the end of May 2000. Fees from this contract totaled approximately $24 million pre-tax, or $.03 per common share, in the first quarter of 2000 and are expected to total approximately $12 million pre-tax, or approximately $.015 per common share in the second quarter through May 2000, when the contract expires.

The market value of assets under administration or custody, shown in the table below, was $2,261 billion at March 31, 2000, an increase of $63 billion, or 3%, compared with $2,198 billion at Dec. 31, 1999, and an increase of $333 billion, or 17%, compared with $1,928 billion at March 31, 1999. These increases resulted from net new business and market appreciation.

------------------------------------------------------------------------------------------------------------------------------
MARKET VALUE OF ASSETS UNDER ADMINISTRATION OR CUSTODY
                                           MARCH 31,           Dec. 31,        Sept. 30,          June 30,        March 31,
(in billions)                                   2000               1999             1999              1999             1999
------------------------------------------------------------------------------------------------------------------------------
Institutional trust (a)(b)                    $2,131             $2,074           $2,046            $1,954           $1,826
Mutual fund                                       93                 87               76                73               69
Private asset                                     37                 37               34                34               33
------------------------------------------------------------------------------------------------------------------------------
    Total market value of assets under
      administration or custody               $2,261             $2,198           $2,156            $2,061           $1,928
------------------------------------------------------------------------------------------------------------------------------

(a) Includes $325 billion of assets at March 31, 2000; $324 billion of assets at Dec. 31, 1999; $350 billion of assets at Sept. 30, 1999; $327 billion of assets at June 30, 1999; and $218 billion of assets at March 31, 1999, administered by CIBC Mellon Global Securities Services, a joint venture.
(b) Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, were $60 billion at March 31, 2000; $58 billion at Dec. 31, 1999; and $32 billion at Sept. 30, 1999.

--------------------------------------------------------------------------------

Benefits consulting

Benefits consulting fees generated by Buck Consultants were unchanged in the first quarter of 2000, compared with the first quarter of 1999, and decreased $11 million compared with the fourth quarter of 1999. Benefits consulting fees in the first quarter of 2000 compared with the first quarter of 1999 were negatively impacted by the contribution of pre-existing business to joint ventures. The decrease compared with the fourth quarter of 1999 primarily reflects the seasonal nature of many consulting services. The fourth quarter 1999 results reflected the impact of services provided to clients in preparation for year-end benefit plan needs.

Brokerage fees

The $10 million, or 67%, increase in brokerage fees in the first quarter of 2000 compared to the first quarter of 1999 primarily resulted from higher trading volumes in the active equities market. Dreyfus Brokerage Services, Inc. averaged approximately 16,500 trades per day in the first quarter of 2000, compared with approximately 12,000 trades per day in the fourth quarter of 1999 and approximately 9,600 trades per day in the first quarter of 1999.

Cash management and deposit transaction charges

The $2 million, or 2%, increase in cash management fees and deposit transaction charges in the first quarter of 2000, compared with the first quarter of 1999, primarily resulted from higher volumes of business in cash management, especially in electronic payment services. Cash management fees in the first quarter of 2000 were impacted by a higher level of compensating balances on deposits held in lieu of customers paying fees.

Foreign currency and securities trading revenue

Foreign currency and securities trading revenue increased by 20% to a record $51 million in the first quarter of 2000, compared with the first quarter of 1999, primarily relating to an increase in foreign exchange customers and favorable market conditions.

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $75 million in the first quarter of 2000 compared with $72 million in both the fourth and first quarters of 1999. Financing-related revenue primarily includes loan commitment fees; letters of credit and acceptance fees; loan securitization revenue; gains or losses on loan securitizations and sales; and gains or losses on lease residuals. Financing-related revenue decreased $10 million in the first quarter of 2000 compared with the first quarter of 1999 in part due to lower gains on loan securitizations, loan sales and lease residuals. Equity investment revenue, which includes gains and losses on venture capital investments, increased $13 million in the first quarter of 2000 compared with the first quarter of 1999.

Mortgage servicing fees

The $2 million of mortgage servicing fees in the first quarter of 2000 relates to the servicing of jumbo mortgages. This service was retained by the Corporation following the divestiture of the mortgage business.

--------------------------------------------------------------------------------

Other revenue

Other revenue decreased $36 million in the first quarter of 2000 compared with the first quarter of 1999. The decrease primarily related to the March 1999 divestiture of the credit card business and the June 1999 divestiture of the network services transaction processing unit. The credit card and network services businesses generated $18 million and $13 million, respectively, of fee revenue in the first quarter of 1999. Excluding the effect of the divested businesses, other revenue decreased $5 million compared with the prior-year period.

Net gain (loss) from divestitures

In the first quarter of 1999, the Corporation recorded an $83 million pre-tax net gain from divestitures. The after-tax impact totaled $49 million or $.10 per common share. The net gain resulted from a gain on the divestiture of the credit card business, partially offset by a loss on the commercial mortgage servicing business and a write-down to reflect the estimated sale proceeds to be received for the residential mortgage business.

In the fourth quarter of 1999, the Corporation recorded a $7 million pre-tax net loss from divestitures. The after-tax net loss totaled $5 million, or approximately $.01 per common share. The net loss primarily resulted from an adjustment to the previous write-downs recorded for the residential mortgage servicing business, partially offset by an additional gain from the network services sale as more customers converted to the purchaser.

First quarter 2000 compared with fourth quarter 1999

Fee revenue increased 21%, on an annualized basis, in the first quarter of 2000 compared with the fourth quarter of 1999, primarily resulting from a 23% increase, on an annualized basis, in trust and investment fee revenue.

NET INTEREST REVENUE
--------------------------------------------------------------------------------

Net interest revenue on a fully taxable equivalent basis for the first quarter of 2000 totaled $351 million, compared with $371 million in the first quarter of 1999 and $353 million in the fourth quarter of 1999. The net interest margin was 3.75% in the first quarter of 2000, compared with 3.78% in the first quarter of 1999 and 3.66% in the fourth quarter of 1999. The $20 million decrease in net interest revenue on a fully taxable equivalent basis in the first quarter of 2000, compared with the first quarter of 1999, primarily resulted from the divestitures of the credit card and mortgage businesses. Credit card loans averaged approximately $800 million in the first quarter of 1999 and the residential mortgage warehouse portfolio averaged approximately $1.25 billion in the first quarter of 1999. Excluding the net interest revenue generated by these businesses, net interest revenue increased 1% compared with the first quarter of 1999, reflecting the positive impact of interest-free funds in a rising rate environment, offset in part by higher funding costs related to the repurchase of common stock.

First quarter 2000 compared with fourth quarter 1999

Net interest revenue decreased $2 million in the first quarter of 2000 compared with the fourth quarter of 1999, resulting from a lower level of interest-earning assets, primarily lower yielding assets, as well as higher funding costs related to the repurchase of common stock, and one less day in the first quarter of 2000 compared to the fourth quarter of 1999.

NET INTEREST REVENUE (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET -- AVERAGE BALANCES AND INTEREST YIELDS/RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter ended
                                                                                                   ------------------------
                                                                                                        MARCH 31, 2000
                                                                                                   AVERAGE          AVERAGE
(dollar amounts in millions)                                                                       BALANCE     YIELDS/RATES
------------------------------------------------------------------------------------------------------------------------------------
Assets            Interest-earning assets:
                    Interest-bearing deposits with banks                                           $   757            5.58%
                    Federal funds sold and securities under resale agreements                          888            5.94
                    Other money market investments                                                      68            5.30
                    Trading account securities                                                         248            6.56
                    Securities:
                      U.S. Treasury and agency securities (a)                                        6,145            6.52
                      Obligations of states and political subdivisions (a)                             131            6.15
                      Other (a)                                                                        101            8.61
                    Loans, net of unearned discount (a)                                             29,280            7.78
                                                                                                   -------
                         Total interest-earning assets                                              37,618            7.47
                  Cash and due from banks                                                            2,982
                  Premises and equipment                                                               566
                  Customers' acceptance liability                                                      122
                  Net acquired property                                                                 16
                  Other assets (a)                                                                   6,513
                  Reserve for credit losses                                                           (407)
                  ------------------------------------------------------------------------------------------------------------------
                         Total assets                                                              $47,410
------------------------------------------------------------------------------------------------------------------------------------
Liabilities,      Interest-bearing liabilities:
trust-preferred     Deposits in domestic offices:
securities and        Demand                                                                       $   506            4.29%
shareholders'         Money market and other savings accounts                                       12,569            3.23
equity                Retail savings certificates                                                    6,545            4.86
                      Other time deposits                                                              927            5.50
                    Deposits in foreign offices                                                      3,051            4.61
                                                                                                   -------
                         Total interest-bearing deposits                                            23,598            3.97
                    Federal funds purchased and securities under repurchase agreements               1,705            5.45
                    Short-term bank notes                                                              903            6.05
                    U.S. Treasury tax and loan demand notes                                            450            5.39
                    Term federal funds purchased                                                       347            5.97
                    Commercial paper                                                                    98            5.93
                    Other funds borrowed                                                               491            6.79
                    Notes and debentures (with original maturities over one year)                    3,453            6.74
                                                                                                   -------
                         Total interest-bearing liabilities                                         31,045            4.51
                  Total noninterest-bearing deposits                                                 8,622
                  Acceptances outstanding                                                              122
                  Other liabilities (a)                                                              2,592
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities                                                          42,381
                  ------------------------------------------------------------------------------------------------------------------
                  Guaranteed preferred beneficial interests in Corporation's
                    junior subordinated deferrable interest debentures                                 991
                  ------------------------------------------------------------------------------------------------------------------
                  Shareholders' equity (a)                                                           4,038
                  ------------------------------------------------------------------------------------------------------------------
                         Total liabilities, trust-preferred securities and shareholders' equity    $47,410

------------------------------------------------------------------------------------------------------------------------------------
Rates             Yield on total interest-earning assets                                                              7.47%
                  Cost of funds supporting interest-earning assets                                                    3.72
                  ------------------------------------------------------------------------------------------------------------------
                  Net interest margin:
                    Taxable equivalent basis                                                                          3.75%
                    Without taxable equivalent increments                                                             3.72
                  ------------------------------------------------------------------------------------------------------------------

(a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.

Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the periods, and

------------------------------------------------------------------------------------------------------------------------------------

                                                          Quarter ended
------------------------------------------------------------------------------------------------------------------------------------
            Dec. 31, 1999                 Sept. 30, 1999                 June 30, 1999                 March 31, 1999
       Average        Average         Average        Average        Average         Average        Average        Average
       balance   yields/rates         balance   yields/rates        balance    yields/rates        balance   yields/rates
------------------------------------------------------------------------------------------------------------------------------------
       $   944            4.81%       $   740            4.85%      $   750            4.71%       $   776            4.85%
         1,254            5.64            655            5.20           635            5.47            465            4.84
            69            4.80             68            4.26            60            4.22             45            4.63
           372            5.79            403            5.27           414            4.87            291            5.25

         6,204            6.40          6,297            6.33         6,442            6.40          6,505            6.52
           118            5.82            121            5.84           118            6.44            112            6.94
            84            8.49             86            8.12            93            7.38             97            7.11
        29,158            7.50         30,179            7.31        30,501            7.30         31,465            7.50
       -------                        -------                       -------                        -------
        38,203            7.17         38,549            7.04        39,013            7.05         39,756            7.24
         3,010                          2,970                         3,078                          3,148
           548                            552                           570                            574
           130                            132                           116                            114
            17                             13                            36                             36
         6,076                          7,211                         7,365                          7,488
          (408)                          (414)                         (416)                          (498)
------------------------------------------------------------------------------------------------------------------------------------
       $47,576                        $49,013                       $49,762                        $50,618
------------------------------------------------------------------------------------------------------------------------------------


       $   593            4.00%       $   380            3.33%      $   369            2.07%       $   367            1.57%
        12,721            3.05         12,674            2.85        12,477            2.79         12,002            2.75
         6,588            4.63          6,612            4.50         6,644            4.47          6,923            4.63
           849            5.06          1,106            5.26         1,244            4.90          1,864            5.17
         3,108            4.30          3,111            4.40         2,722            4.29          3,268            4.38
       -------                        -------                       -------                        -------
        23,859            3.74         23,883            3.63        23,456            3.54         24,424            3.67
         1,533            5.00          1,791            4.92         2,279            4.70          2,901            4.67
         1,055            5.77            821            5.33           846            4.98            531            5.07
           300            5.32            592            4.73           584            4.58            571            4.60
           359            5.67            362            5.34           508            5.04            479            5.04
           104            5.46            119            5.51           157            5.35            133            5.25
           426            7.52            409            8.88           417            7.23            435            8.26
         3,585            6.57          3,372            6.57         3,387            6.55          3,351            6.67
       -------                        -------                       -------                        -------
        31,221            4.29         31,349            4.18        31,634            4.08         32,825            4.19
         8,681                          9,579                         9,902                          9,663
           130                            132                           116                            114
         2,338                          2,658                         2,705                          2,594
------------------------------------------------------------------------------------------------------------------------------------
        42,370                         43,718                        44,357                         45,196
------------------------------------------------------------------------------------------------------------------------------------

           991                            991                           991                            991
------------------------------------------------------------------------------------------------------------------------------------
         4,215                          4,304                         4,414                          4,431
------------------------------------------------------------------------------------------------------------------------------------
       $47,576                        $49,013                       $49,762                        $50,618

------------------------------------------------------------------------------------------------------------------------------------
                          7.17%                          7.04%                         7.05%                          7.24%
                          3.51                           3.41                          3.31                           3.46
------------------------------------------------------------------------------------------------------------------------------------

                          3.66%                          3.63%                         3.74%                          3.78%
                          3.64                           3.60                          3.71                           3.76
------------------------------------------------------------------------------------------------------------------------------------

are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

OPERATING EXPENSE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter ended
                                                                         ----------------------------------------------------
                                                                         MARCH 31,            Dec. 31,            March 31,
(dollar amounts in millions)                                                  2000                1999                 1999
-----------------------------------------------------------------------------------------------------------------------------
Staff expense                                                                 $397                $384                 $391
Professional, legal and other purchased services                                67                  73                   71
Net occupancy expense                                                           64                  57                   61
Equipment expense                                                               37                  42                   41
Amortization of goodwill and other intangible assets                            37                  37                   37
Business development                                                            37                  32                   33
Communications expense                                                          24                  27                   29
Amortization of mortgage servicing assets and purchased
  credit card relationships                                                      1                   1                   42
Other expense                                                                   55                  46                   55
-----------------------------------------------------------------------------------------------------------------------------
     Operating expense before trust-preferred securities expense
       and net revenue from acquired property                                  719                 699                  760
Trust-preferred securities expense                                              20                  20                   20
Net revenue from acquired property                                              (1)                 (4)                  --
-----------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                                  $738                $715                 $780
-----------------------------------------------------------------------------------------------------------------------------

Average full-time equivalent staff                                          26,000              25,800               29,100
-----------------------------------------------------------------------------------------------------------------------------

Efficiency ratio (a)                                                            62%                 62%                  65%
Efficiency ratio excluding amortization of goodwill and
 other intangible assets                                                        59%                 59%                  62%
-----------------------------------------------------------------------------------------------------------------------------

(a) Operating expense before trust-preferred securities expense and net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding the net gain (loss) on divestitures and gains on the sales of securities.


Operating expense before trust-preferred securities expense and net revenue from acquired property totaled $719 million, a decrease of $41 million compared with the first quarter of 1999, resulting from the 1999 credit card, network services and mortgage banking divestitures. Excluding the effect of these divestitures, operating expense before trust-preferred securities expense and net revenue from acquired property increased 9% compared with the first quarter of 1999, reflecting higher incentive expense and other expenses in support of business growth.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1st Qtr. 2000               1st Qtr. 2000
                                                                                      over                         over
Operating expense growth                                                          1st Qtr. 1999               4th Qtr. 1999
------------------------------------------------------------------------------------------------------------------------------------
Operating expense growth                                                                9%   (a)                    12%  (b)
------------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes the effect of divestitures.
(b)  Presented on an annualized basis.


First quarter 2000 compared with fourth quarter 1999

Operating expense before trust-preferred securities expense and net revenue from acquired property increased $20 million compared with the fourth quarter of 1999. This increase was primarily due to higher base salary expense, and incentive expense in business lines with strong revenue growth.

INCOME TAXES
--------------------------------------------------------------------------------


The provision for income taxes totaled $145 million in the first quarter of 2000 compared with $166 million in the first quarter of 1999. The Corporation's effective tax rate for the first quarter 2000 was 36.5%, compared with 36.5% for the first quarter of 1999 excluding the effect of a change in accounting principle and the effect of the net gain from divestitures. It is currently anticipated that the effective tax rate will be approximately the same for the remainder of 2000.


ASSET/LIABILITY MANAGEMENT
---------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter ended
                                                                         --------------------------------------------------
                                                                         MARCH 31,            Dec. 31,          March 31,
(average balances in millions)                                                2000                1999               1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments                                                   $ 1,713             $ 2,267            $ 1,286
Trading account securities                                                     248                 372                291
Securities                                                                   6,155               6,275              6,767
Loans                                                                       29,283              29,159             31,467
---------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets                                        37,399              38,073             39,811
Noninterest-earning assets                                                  10,213               9,786             11,364
Reserve for credit losses                                                     (407)               (408)              (498)
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                        $47,205             $47,451            $50,677
---------------------------------------------------------------------------------------------------------------------------

FUNDS SUPPORTING TOTAL ASSETS:
Core funds                                                                 $38,171             $38,646            $39,774
Wholesale and purchased funds                                                9,034               8,805             10,903
---------------------------------------------------------------------------------------------------------------------------
       Funds supporting total assets                                       $47,205             $47,451            $50,677
---------------------------------------------------------------------------------------------------------------------------


The $2.4 billion decrease in the Corporation's average interest-earning assets in the first quarter of 2000, compared with the first quarter of 1999, primarily reflects a decrease in average loans following the divestitures of the credit card and mortgage businesses.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders' equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $3.2 billion in the first quarter of 2000 from the prior-year period, primarily reflecting both a lower level of loans and noninterest-earning assets. Average core funds decreased $1.6 billion in the first quarter of 2000 from the prior-year period, primarily due to a decrease in shareholders' equity, resulting from common share repurchases, and lower levels of demand deposits and retail savings certificates. Core funds averaged 98% of core assets in the first quarter of 2000, compared with 100% in the fourth quarter of 1999 and 94% in the first quarter of 1999.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, short-term bank notes, U.S. Treasury tax and loan demand notes, commercial paper, other time deposits and other funds borrowed. As a percentage of total average assets, average wholesale and purchased funds were 19% in the first quarter of 2000, compared with 19% in the fourth quarter of 1999 and 22% in the first quarter of 1999.

COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------


The loan portfolio decreased $1.963 billion and $2.269 billion, respectively at March 31, 2000, compared with Dec. 31, 1999, and March 31, 1999. The decrease from Dec. 31, 1999, reflects a lower level of wholesale loans. The decrease from March 31, 1999, reflects a lower level of wholesale loans, and the divestiture of the residential mortgage business in September 1999. The decreases were partially offset by increases in business banking, margin loans and middle market lending. At March 31, 2000, the composition of the loan portfolio was 60% commercial and 40% consumer.

-----------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF LOAN PORTFOLIO                                       MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(in millions)                                                            2000            1999           1999           1999
-----------------------------------------------------------------------------------------------------------------------------
Domestic loans:
   Commercial and financial                                           $ 9,912         $11,349        $11,296        $11,683
   Commercial real estate                                               2,753           2,651          2,594          2,504
   Consumer credit:
     Consumer mortgage                                                  6,920           7,122          6,813          8,169
     Other consumer credit                                              4,471           4,693          4,070          3,950
-----------------------------------------------------------------------------------------------------------------------------
         Total consumer credit                                         11,391          11,815         10,883         12,119
   Lease finance assets                                                 3,023           3,127          3,021          2,836
-----------------------------------------------------------------------------------------------------------------------------
         Total domestic loans                                          27,079          28,942         27,794         29,142
International loans                                                     1,206           1,306          1,362          1,412
-----------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned discount                        $28,285         $30,248        $29,156        $30,554
-----------------------------------------------------------------------------------------------------------------------------


Commercial and financial

At March 31, 2000, total domestic commercial and financial loans decreased by $1.437 billion, or 13%, compared with Dec. 31, 1999, and by $1.771 billion, or 15%, compared with March 31, 1999, primarily as a result of a lower level of wholesale lending. These decreases were partially offset by increases in business banking and middle market lending. Commercial and financial loans represented 35% of the total loan portfolio at March 31, 2000, compared with 38% at both Dec. 31, 1999, and March 31, 1999.

Commercial real estate

----------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC COMMERCIAL REAL ESTATE LOANS
                                                                    MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(in millions)                                                            2000            1999           1999           1999
----------------------------------------------------------------------------------------------------------------------------
Commercial mortgage and construction loans                             $1,845          $1,788         $1,740         $1,649
Owner-occupied and other loans (a)                                        908             863            854            855
----------------------------------------------------------------------------------------------------------------------------
   Total domestic commercial real estate loans                         $2,753          $2,651         $2,594         $2,504
----------------------------------------------------------------------------------------------------------------------------

(a) Owner-occupied and other loans are loans that are secured by real estate, but the commercial property is not being relied upon as the primary source of repayment.


At March 31, 2000, domestic commercial real estate loans increased by $102 million, or 4%, compared with Dec. 31, 1999, and by $249 million, or 10%, compared with March 31, 1999, reflecting steady loan growth. Domestic commercial real estate loans were 10% of total loans at March 31, 2000, up from 9% at Dec. 31, 1999, and 8% at March 31, 1999.

--------------------------------------------------------------------------------


Consumer mortgage

------------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF DOMESTIC CONSUMER MORTGAGE LOANS
                                                                    MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(in millions)                                                            2000            1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
Jumbo residential mortgages                                            $3,539          $3,733         $3,435         $3,640
One- to four-family residential mortgages:
  Warehouse                                                                --              --             --          1,102
  Portfolio                                                               607             620            621            654
Fixed-term home equity loans                                            1,800           1,835          1,871          1,975
Home equity revolving credit line loans                                   974             934            886            798
------------------------------------------------------------------------------------------------------------------------------------
    Total domestic consumer mortgage loans                             $6,920          $7,122         $6,813         $8,169
------------------------------------------------------------------------------------------------------------------------------------


At March 31, 2000, the domestic consumer mortgage portfolio totaled $6.920 billion, a $202 million, or 3%, decrease from Dec. 31, 1999, and a $1.249 billion, or 15%, decrease from March 31, 1999. The decrease from March 31, 1999, resulted primarily from the sale of the one- to four-family residential mortgages in the residential warehouse portfolio as part of the divestiture of the residential mortgage servicing business. Domestic consumer mortgages were 24% of the total loan portfolio at March 31, 2000, compared with 24% at Dec. 31, 1999, and 27% at March 31, 1999.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $4.471 billion at March 31, 2000, a decrease of $222 million, or 5%, from Dec. 31, 1999, and an increase of $521 million, or 13%, from March 31, 1999. The increase compared to March 31, 1999, was primarily due to higher levels of secured margin loans at Dreyfus Brokerage Services, Inc. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1.777 billion, or 40% of this portfolio, at March 31, 2000, compared with $1.777 billion at Dec. 31, 1999, and $1.769 billion at March 31, 1999.

Lease finance assets

Lease finance assets totaled $3.023 billion at March 31, 2000, a decrease of $104 million, or 3%, compared with Dec. 31, 1999, and an increase of $187 million, or 7%, compared with March 31, 1999. The increase compared to March 31, 1999, was primarily due to growth in the middle market leasing sector. Lease finance assets represented 11% of the total loan portfolio at March 31, 2000, compared with 10% at Dec. 31, 1999, and 9% at March 31, 1999.

International loans

Loans to international borrowers totaled $1.206 billion at March 31, 2000, down $100 million, or 8%, from Dec. 31, 1999, and down $206 million, or 15%, from March 31, 1999, primarily due to decreased activity with large corporate customers and foreign banks. There were no nonperforming international loans in any of the periods presented.

--------------------------------------------------------------------------------


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS THAT REPRESENT CREDIT RISK (a)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(in millions)                                                            2000            1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Expire within one year                                              $18,299         $17,505        $15,368        $15,553
  Expire within one to five years                                      15,774          16,054         16,835         17,322
  Expire over five years                                                  853           1,071          1,066          1,152
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                              34,926          34,630         33,269         34,027
Standby letters of credit and foreign and other guarantees              5,098 (b)       4,256          4,229          3,671
Commercial letters of credit                                               77              96             99             84
Residential mortgage loans serviced with recourse                          --              --             --            115
Custodian securities lent with indemnification
  against broker default of return of securities                       41,391          32,532         30,217         36,340
------------------------------------------------------------------------------------------------------------------------------------

(a) For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 82 through 84 of the 1999 Financial Annual Report to Shareholders.
(b)    Net of participations and cash collateral totaling $467 million.


CAPITAL
------------------------------------------------------------------------------------------------------------------------------
SELECTED CAPITAL DATA                                               MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(dollar amounts in millions, except per share amounts)                   2000            1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                          $  3,851        $  4,016       $  4,219       $  4,502
Common shareholders' equity to assets ratio                              8.13%           8.38%          9.00%          9.12%

Tangible shareholders' equity (a)                                    $  2,190        $  2,288       $  2,454       $  2,659
Tangible shareholders' equity to assets ratio (b)                        4.80%           4.96%          5.45%          5.60%

Tier I capital ratio (c)                                                 6.49%           6.60%          7.12%          6.89%
Total (Tier I plus Tier II) capital ratio (c)                           10.61%          10.76%         11.58%         11.22%
Leverage capital ratio (c)                                               6.61%           6.72%          6.82%          6.60%
Total Tier I capital                                                 $  3,012        $  3,074       $  3,208       $  3,199
Total (Tier I plus Tier II) capital                                  $  4,919        $  5,013       $  5,217       $  5,209
Total risk-adjusted assets                                           $ 46,382        $ 46,572       $ 45,032       $ 46,438
Average assets - leverage capital basis                              $ 45,583        $ 45,730       $ 47,003       $ 48,484

Book value per common share                                          $   7.84        $   8.02       $   8.29       $   8.64
Tangible book value per common share                                 $   4.46        $   4.57       $   4.83       $   5.11

Closing common stock price                                           $  29.50        $  34.06       $  33.63       $  35.19
Market capitalization                                                $ 14,491        $ 17,052       $ 17,103       $ 18,335
Common shares outstanding (000)                                       491,210         500,623        508,650        521,064
------------------------------------------------------------------------------------------------------------------------------

(a) Includes $74 million, $67 million, $64 million and $62 million, respectively, of minority interest, primarily related to Newton. In addition, includes $323 million, $345 million, $353 million and $371 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.
(b) Shareholders' equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles. The amount of goodwill and other intangibles subtracted from shareholders' equity and total assets is net of any tax benefit.
(c) The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

--------------------------------------------------------------------------------


The decrease in shareholders' equity at March 31, 2000, compared with the prior periods, primarily reflects common stock repurchases partially offset by earnings retention.

During the first quarter of 2000, 10.8 million shares of common stock were repurchased. This left an additional 4 million shares available for repurchase under a 25 million share repurchase program authorized by the board of directors in September 1999. Common shares outstanding at March 31, 2000 were 6.2% lower than at Dec. 31, 1998, reflecting a 32.6 million reduction over the last five quarters, net of shares reissued for employee benefit plan purposes. Common stock repurchased under the share repurchase program is to be used for general corporate purposes.

------------------------------------------------------------------------------------------------------------------------------------
COMMON SHARES OUTSTANDING                                                                  FIRST QUARTER        Full Year
(in millions)                                                                                       2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Beginning shares outstanding                                                                     500.6              523.8
Shares issued for stock-based benefit plans and dividend reinvestment plan                         1.4                7.0
Shares repurchased                                                                               (10.8) (a)         (30.2)  (b)
------------------------------------------------------------------------------------------------------------------------------------
       Ending shares outstanding                                                                 491.2              500.6
------------------------------------------------------------------------------------------------------------------------------------

(a) Purchase price of $336 million for an average share price of $31.07 per share.
(b) Purchase price of $1.068 billion for an average share price of $35.33 per share.


Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation's banking subsidiaries qualified as well capitalized at March 31, 2000. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation's banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments. Certain capital ratios were lower at March 31, 2000, compared with the prior periods, reflecting the impact of the stock repurchases offset in part by earnings retention.

Acquisition-related intangibles

------------------------------------------------------------------------------------------------------------------------------------
ACQUISITION-RELATED INTANGIBLES                                     MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(in millions)                                                            2000            1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                               $2,002          $2,077         $2,111         $2,191
Purchased core deposit intangibles                                         42              48             55             68
Other identified intangibles                                               14              15             16             17
------------------------------------------------------------------------------------------------------------------------------------
     Total acquisition-related intangibles                             $2,058 (a)      $2,140         $2,182         $2,276
------------------------------------------------------------------------------------------------------------------------------------

(a) At March 31, 2000, $900 million is tax deductible and $1.158 billion is non-tax deductible.


The $218 million decrease in acquisition-related intangibles from March 31, 1999, resulted from recording amortization expense of $148 million, as well as a $70 million net reduction resulting from the divestitures. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2000 through 2005 is expected to be approximately $129 million, $122 million, $118 million, $115 million, $113 million and $112 million, respectively. For the full-year 2000, using common shares and equivalents outstanding at March 31, 2000, the after-tax impact of the annual amortization is expected to be approximately $109 million, or approximately $.21 per share. The

--------------------------------------------------------------------------------


after-tax impact of the annual amortization for the years 2001 through 2005 is expected to be approximately $103 million, $100 million, $97 million, $96 million and $95 million, respectively.

Mortgage servicing assets

------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS                                          MARCH 31,         Dec. 31,      Sept. 30,      March 31,
(in millions)                                                           2000             1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
Residential                                                              $17              $16            $17         $1,044
Commercial                                                                --               --             --             54
------------------------------------------------------------------------------------------------------------------------------------
     Total mortgage servicing assets                                     $17              $16            $17         $1,098
------------------------------------------------------------------------------------------------------------------------------------


The decrease in total mortgage servicing assets at March 31, 2000, compared with March 31, 1999 resulted from the divestitures of the mortgage servicing businesses. The remaining $17 million of residential mortgage servicing assets at March 31, 2000, relate to the retained servicing rights on jumbo residential mortgages that were not part of the divestiture.

The Corporation capitalized $2 million of jumbo residential mortgage servicing assets in the first quarter of 2000, compared with $80 million in the first quarter of 1999 on both the portfolio that was sold and on the jumbo mortgage portfolio, in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were partially offset by amortization. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Net amortization expense totaled $1 million in the first quarter of 2000, compared with $40 million in the first quarter of 1999. The estimated fair value of capitalized mortgage servicing assets was approximately $20 million at March 31, 2000.


LIQUIDITY AND DIVIDENDS
--------------------------------------------------------------------------------

The Corporation's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation's liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation's ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with approximately four months remaining until maturity. The parent Corporation is currently negotiating an amendment and an extension of this revolving credit agreement.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $452 million during the first quarter of 2000 to $2.958 billion. The decrease resulted from $1.214 billion of net cash used in financing activities, partially offset by $426 million of net cash provided by operating activities and $312 million of net cash provided by investing activities. Net cash used in financing activities primarily reflected decreases in short term borrowings, and the repurchase of common stock. Net cash provided by investing activities primarily reflected loan repayments and the sales and securitization of loans, partially offset by an increase in federal funds sold.

--------------------------------------------------------------------------------


Contractual maturities of the Corporation's long-term debt totaled $100 million during the first quarter of 2000. Contractual maturities of long-term debt will total approximately $210 million in the remainder of 2000, including $205 million related to parent term debt. In March 2000, the Corporation filed a new $1.5 billion debt shelf registration statement with the Securities and Exchange Commission (SEC). The registration statement was declared effective by the SEC in April 2000. The Corporation's and Mellon Bank, N.A.'s senior and subordinated debt ratings are presented in the table below. There have been no changes to these ratings since mid-1998.

------------------------------------------------------------------------------------------------------------------------------------
SENIOR AND SUBORDINATED DEBT RATINGS
  AT MARCH 31, 2000                            Standard & Poor's           Moody's         Duff & Phelps         Fitch/IBCA
------------------------------------------------------------------------------------------------------------------------------------
Mellon Financial Corporation:
  Senior debt                                        A+                    A2                  A+                    A+
  Subordinated debt                                  A                     A3                  A                     A
Mellon Bank, N.A.:
  Senior debt                                        AA-                   A1                  AA-                   AA-
  Subordinated debt                                  A+                    A2                  A+                    A+
------------------------------------------------------------------------------------------------------------------------------------


The Corporation paid $100 million in common stock dividends in the first quarter of 2000, compared with $94 million in the prior-year period. The common dividend payout ratio was 40% in the first quarter of 2000, compared with 37% in the first quarter of 1999. On a cash earnings per share basis, the common dividend payout ratio was 35% in the first quarter of 2000, compared with 33% in the first quarter of 1999, on an operating basis. Based upon shares outstanding at March 31, 2000, and the new quarterly common dividend rate of $.22 per share, announced on April 18, 2000, the annualized common stock dividend cash requirement is expected to be approximately $430 million.

The parent Corporation's principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation's 1999 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation's national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2000, of approximately $715 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 2000, and the date of any such dividend declaration.


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

--------------------------------------------------------------------------------


Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of choice. For instance, customers may migrate from lower-interest deposit products to higher-interest products. Also, customers may choose to refinance fixed-rate loans when interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial decisions may cause actual results to differ significantly from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the "Interest rate sensitivity analysis" section on page 33 of the 1999 Financial Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and forwards and financial options. The table below illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on equity. This analysis was prepared using the levels of all interest-earning assets, supporting funds and off-balance-sheet instruments used for interest rate risk management at March 31, 2000, assuming that the level of loan fees remains unchanged, and excludes the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the March 31, 2000, levels and remaining at those levels thereafter.

------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
                                                              Movements in interest rates from March 31, 2000 rates
------------------------------------------------------------------------------------------------------------------------------------
                                                                Increase                                Decrease
Simulated impact in the next 12 months              ----------------------------------         --------------------------------
  compared with March 31, 2000:                        +50bp     +100bp     +200bp              -50bp     -100bp     -200bp
                                                    ----------------------------------         --------------------------------
  Net interest revenue (decrease) increase           (.3)%      (.7)%       (1.6)%              .3%        .6%          .9%
  Earnings per share (decrease) increase            $(.01)     $(.01)       $(.03)             $.01       $.01         $.02
  Return on equity (decrease) increase                 (7) bp    (15) bp      (35) bp             7 bp      13 bp        20  bp
------------------------------------------------------------------------------------------------------------------------------------

The anticipated impact on net interest revenue under the 50, 100 and 200 basis point increase (decrease) scenarios did not exceed the Corporation's guidelines for assuming interest rate risk under all scenarios at March 31, 2000, as shown in the table above, and at March 31, 1999. The simulation analysis reflects the Corporation's efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with off-balance-sheet instruments

By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps--including callable and basis swaps--caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the

--------------------------------------------------------------------------------


contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. Use of off-balance-sheet instruments for speculative purposes is not permitted outside of those areas designated as trading and controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin with a comparable level of net interest revenue and return on equity. The off-balance-sheet instruments used to manage the Corporation's interest rate risk are shown in the table below. Additional information regarding these contracts is presented in note 23 on pages 81 through 88 in the Corporation's 1999 Financial Annual Report to Shareholders.

------------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF OFF-BALANCE-SHEET INSTRUMENTS USED TO MANAGE INTEREST RATE RISK
                                                                                                                    Total at
                                                                                                                   March 31,
(notional amounts in millions)          2000          2001         2002          2003         2004        2005+         2000
------------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating
generic swaps (a):
    Notional amount                   $ 235         $  --        $  --       $ 1,300        $  --        $ 565      $ 2,100
    Weighted average rate:
      Receive                          5.29%           --           --          5.68%          --         6.53%        5.87%
      Pay                              6.07%           --           --          6.08%          --         6.16%        6.10%

Receive fixed/pay floating
callable swaps (b):
    Notional amount                   $  --         $  --        $  10       $    --        $ 197        $ 148      $   355
    Weighted average rate:
      Receive                            --            --         7.84%           --         7.05%        7.77%        7.37%
      Pay                                --            --         6.26%           --         6.11%        6.06%        6.10%

Pay fixed/receive floating
generic swaps (a):
    Notional amount                   $   2         $   2        $ 208       $    20        $   2        $  12      $   246
    Weighted average rate:
      Receive                          5.36%         5.52%        6.13%         6.07%        5.67%        6.14%        6.11%
      Pay                              5.52%         5.60%        6.49%         7.15%        5.71%        6.49%        6.53%

Receive floating/pay floating
basis swaps (a):
    Notional amount                   $ 205         $  --        $  --       $    --        $  --        $  --      $   205
    Weighted average rate:
      Receive                          6.11%           --           --            --           --           --         6.11%
      Pay                              6.44%           --           --            --           --           --         6.44%

Other products (c)                    $  24         $   7        $  32       $    --        $  --        $  --      $    63
------------------------------------------------------------------------------------------------------------------------------------

       Total notional amount          $ 466         $   9        $ 250       $ 1,320        $ 199        $ 725      $ 2,969
------------------------------------------------------------------------------------------------------------------------------------

(a) Generic and basis swaps' notional amounts and lives are not based upon interest rate indices.
(b) Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at March 31, 2000, are shown in this table.
(c) Included $46 million of index amortizing swaps with expected maturities from 2000 through 2002 and weighted average receive and pay rates of 7.10% and 6.04%, respectively.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                    MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(in millions)                                                            2000            1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
Instruments associated with deposits                                  $   429         $   176        $   181        $   190
Instruments associated with interest bearing liabilities                1,320           1,305          1,305          1,278
Instruments associated with loans                                       1,220           1,604          1,444          1,099
------------------------------------------------------------------------------------------------------------------------------------
     Total notional amount                                             $2,969          $3,085         $2,930         $2,567
------------------------------------------------------------------------------------------------------------------------------------


The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying assets and liabilities. The net differential resulted in interest expense of $3 million in the first quarter of 2000, compared with interest revenue of $3 million in the first quarter of 1999.

Unaccreted deferred gains from off-balance-sheet instrument terminations totaled approximately $12 million while unamortized deferred losses totaled approximately $11 million at March 31, 2000. Net interest revenue in the first quarter of 2000 included less than $1 million of accreted deferred net gains.

As a result of the divestiture of the residential mortgage business on Sept. 30, 1999, the Corporation no longer holds off-balance-sheet contracts to manage the prepayment risk associated with residential mortgage servicing rights (MSRs). At March 31, 1999, the Corporation had entered into approximately $10.2 billion notional amount, primarily of interest rate floor and interest rate swap agreements to manage potential impairment of MSRs. The fair value of these instruments was $76 million at March 31, 1999.

In addition to the risk management instruments previously discussed, the Corporation utilizes total return swaps to minimize the market risk related to the investment in start-up mutual funds. At March 31, 2000, the Corporation had a notional amount of $164 million, with a negative fair value of $24 million which included $13 million of deferred losses on terminated swaps. The Corporation had notional amounts of $148 million at Dec. 31, 1999, $138 million at Sept. 30, 1999, and $149 million at March 31, 1999, with negative fair values of $18 million, $9 million and $11 million, respectively. The Corporation also has entered into contracts to hedge anticipated transactions. The Corporation has entered into $235 million notional amount of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized. The negative fair value of the contracts related to these anticipated transactions was approximately $1 million at March 31, 2000. Deferred realized gains on terminated futures contracts totaled $5 million at March 31, 2000.

The estimated unrealized fair value of the Corporation's risk management off-balance-sheet products at March 31, 2000, was a negative $68 million, compared to a negative $72 million at Dec. 31, 1999, a negative $35 million at Sept. 30, 1999 and a positive $100 million at March 31, 1999. The decrease compared with March 31, 1999 primarily resulted from a decrease in the fair value of interest rate swaps used to hedge interest rate risk as well as the elimination of off-balance-sheet instruments used to hedge MSRs. The improvement compared with Dec. 31, 1999, primarily resulted from an improvement in the

--------------------------------------------------------------------------------


fair value of interest rate swaps used to hedge interest rate risk. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES (a)
--------------------------------------------------------------------------------------------------------------------------------
                                                               MARCH 31,          Dec. 31,         Sept. 30,         March 31,
(notional amounts in millions)                                      2000              1999              1999              1999
--------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management instruments (b):
     Interest rate swaps                                          $2,952            $3,033            $2,930            $2,201
     Options, caps and floors purchased (c)                           --                --                --               349
     Futures and forward contracts                                    17                52                --                17
Mortgage servicing rights risk management instruments:
     Interest rate floors                                             --                --                --             9,691
     Interest rate swaps                                              --                --                --               300
     Interest rate and spread locks                                   --                --                --               250
Other products:
     Total return swaps                                              164               148               138               149
     Interest rate swaps and futures contracts hedging
       anticipated transactions                                      235               475               410               458
Foreign currency contracts                                            --                40                --                --
--------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $10 million at March 31, 2000, $7 million at Dec. 31, 1999, $7 million at Sept. 30, 1999, and $118 million at March 31, 1999.
(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.
(c)  There were no options, caps or floors written.


Off-balance-sheet instruments used for trading activities

The Corporation offers various off-balance-sheet financial instruments to enable customers to meet their financing and investing objectives and to manage their currency and interest-rate risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments in connection with its proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue.

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value at risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation's methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate

--------------------------------------------------------------------------------


value-at-risk for trading activities, primarily related to foreign currency contracts, was approximately $3 million at March 31, 2000, compared with approximately $2 million at Dec. 31,1999, Sept. 30, 1999, and March 31, 1999.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR TRADING ACTIVITIES (a)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(notional amounts in millions)                                           2000            1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts:
     Commitments to purchase                                          $15,214         $12,604        $15,331        $19,635
     Commitments to sell                                               16,009          12,778         15,407         20,239
Foreign currency and other option contracts purchased                     713             213            297            456
Foreign currency and other option contracts written                       712             232            298            458
Interest rate agreements (b):
     Interest rate swaps                                               17,368          17,280         19,619         13,648
     Options, caps and floors purchased                                   827             617            559            922
     Options, caps and floors written                                   1,605             990          1,226            973
     Futures and forward contracts                                      7,828           5,978          8,441          9,620
Other products                                                            559             578            120             31
------------------------------------------------------------------------------------------------------------------------------------

(a) The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $650 million at March 31, 2000, $454 million at Dec. 31, 1999, $475 million at Sept. 30, 1999, and $725 million at March 31, 1999.

(b) The credit risk associated with interest rate agreements is calculated after considering master netting agreements.


New accounting standard

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this statement may cause volatility in both the income statement and the equity section of the balance sheet. The effective date of this statement has been delayed to Jan. 1, 2001, and need not be applied retroactively to financial statements of prior periods. The Corporation intends to adopt this statement on Jan. 1, 2001. The Corporation is currently evaluating the impact that this statement will have on its financial position and results of operations, but it is not expected to be material.


CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT
LOSSES
--------------------------------------------------------------------------------


Credit quality expense

-----------------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY EXPENSE                                                                     Quarter ended
                                                                         ----------------------------------------------------
                                                                         MARCH 31,            Dec. 31,            March 31,
(in millions)                                                                 2000                1999                 1999
-----------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    $10                 $10                  $15
Net revenue from acquired property                                              (1)                 (4)                  --
-----------------------------------------------------------------------------------------------------------------------------
     Credit quality expense                                                    $ 9                 $ 6                  $15
-----------------------------------------------------------------------------------------------------------------------------

CREDIT QUALITY EXPENSE, RESERVE FOR CREDIT LOSSES AND REVIEW OF NET CREDIT LOSSES (CONTINUED)
--------------------------------------------------------------------------------


The decrease in credit quality expense in the first quarter of 2000, compared with the first quarter of 1999, resulted from a lower provision for credit losses following the divestiture of the credit card business.

Reserve for credit losses and review of net credit losses

-----------------------------------------------------------------------------------------------------------
CREDIT LOSS RESERVE ACTIVITY                                            Quarter ended
                                                      -----------------------------------------------------
                                                      MARCH 31,           Dec. 31,          March 31,
(dollar amounts in millions)                               2000               1999               1999
-----------------------------------------------------------------------------------------------------------
Reserve at beginning of period                            $ 403              $ 405              $ 496
Net change in reserve from divestitures                      --                 --                (84)
Credit losses:
  Domestic:
    Commercial and financial                                (19)               (11)                (3)
    Commercial real estate                                   --                 --                 --
    Consumer credit:
      Credit cards                                           --                 --                (11)
      Other consumer credit                                  (5)                (5)                (6)
    Lease finance assets                                     (2)                (3)                (2)
-----------------------------------------------------------------------------------------------------------
      Total domestic                                        (26)               (19)               (22)
  International                                              --                 --                 --
-----------------------------------------------------------------------------------------------------------
      Total credit losses                                   (26)               (19)               (22)
-----------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
    Commercial and financial                                  1                  1                  1
    Commercial real estate                                   --                  2                 --
    Consumer credit:
      Credit cards                                           --                 --                  1
      Other consumer credit                                   2                  3                  2
    Lease finance assets                                     --                  1                  1
-----------------------------------------------------------------------------------------------------------
      Total domestic                                          3                  7                  5
  International                                              12                 --                 --
-----------------------------------------------------------------------------------------------------------
      Total recoveries                                       15                  7                  5
-----------------------------------------------------------------------------------------------------------
Net credit (losses) recoveries:
  Domestic:
    Commercial and financial                                (18)               (10)                (2)
    Commercial real estate                                   --                  2                 --
    Consumer credit:
      Credit cards                                           --                 --                (10)
      Other consumer credit                                  (3)                (2)                (4)
    Lease finance assets                                     (2)                (2)                (1)
-----------------------------------------------------------------------------------------------------------
      Total domestic                                        (23)               (12)               (17)
  International                                              12                 --                 --
-----------------------------------------------------------------------------------------------------------
      Total net credit losses                               (11)               (12)               (17)
Provision for credit losses                                  10                 10                 15
-----------------------------------------------------------------------------------------------------------
Reserve at end of period                                  $ 402              $ 403              $ 410
-----------------------------------------------------------------------------------------------------------

Reserve as a percentage of total loans                     1.42%              1.33%              1.34%
Reserve as a percentage of nonperforming loans              213%               284%               323%
Annualized net credit losses to average loans               .15%               .16%               .22% (a)
-----------------------------------------------------------------------------------------------------------

(a) Annualized net credit losses to average loans, excluding credit card net credit losses, was .10%.

NONPERFORMING ASSETS
--------------------------------------------------------------------------------


Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO), acquired in connection with the collection effort on loans. Additional information regarding the Corporation's practices for placing assets on nonaccrual status is presented in the "Nonperforming assets" discussion and in note 1 in the Corporation's 1999 Financial Annual Report to Shareholders.

At March 31, 2000, nonperforming assets totaled $210 million, an increase of $51 million compared with Dec. 31, 1999, and $49 million compared with March 31, 1999. The increase compared with Dec. 31, 1999, primarily resulted from the addition to nonperforming status of commercial loans to a health care provider and its affiliate companies, offset in part by credit losses. The loans to this health care provider and its affiliate companies are collateralized by substantially all of the assets of the borrowers. The higher level of nonperforming assets, compared with March 31, 1999, primarily resulted from the addition of the previously mentioned commercial loans as well as the addition of another commercial loan in the third quarter of 1999, partially offset by sales of acquired property and credit losses. The ratio of nonperforming assets to total loans and net acquired property was .74% at March 31, 2000. This ratio has been lower than 1% for more than five years, reflecting the effectiveness of the Corporation's loan underwriting, administration and workout procedures, as well as a strong economy.

----------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS                                               MARCH 31,       Dec. 31,      Sept. 30,      March 31,
(dollar amounts in millions)                                            2000           1999           1999           1999
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and financial                                             $ 131          $  85          $  89          $  66
  Commercial real estate                                                   6              6              6              6
  Consumer credit:
     Consumer mortgage                                                    38             40             47             44
     Other consumer credit                                                --              1             --              1
  Lease finance assets                                                    13             10             12             10
----------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                                          188            142            154            127
Restructured loans                                                        --             --             --             --
----------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans (a)                                   188            142            154            127
----------------------------------------------------------------------------------------------------------------------------
Acquired property:
  Real estate acquired                                                    14             15             15             37
  Reserve for real estate acquired                                        (1)            (1)            (3)            (5)
----------------------------------------------------------------------------------------------------------------------------
         Net real estate acquired                                         13             14             12             32
  Other acquired assets                                                    9              3              3              2
----------------------------------------------------------------------------------------------------------------------------
         Total acquired property                                          22             17             15             34
----------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                    $ 210          $ 159          $ 169          $ 161
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percentage of
respective loan portfolio segments:
     Commercial and financial loans                                     1.33%           .75%           .79%           .56%
     Commercial real estate loans                                        .23            .24            .23            .25
     Consumer mortgage loans                                             .54            .57            .68            .55
     Lease finance assets                                                .43            .32            .38            .36
         Total loans                                                     .67            .47            .53            .41
Nonperforming assets as a percentage
  of total loans
  and net acquired property                                              .74            .53            .58            .53
----------------------------------------------------------------------------------------------------------------------------

(a) Includes $99 million, $43 million, $58 million, and $48 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
CHANGE IN NONPERFORMING LOANS FOR THE QUARTER ENDED MARCH 31
                                                                             Lease                Total
                                   Commercial     Commercial    Consumer     finance        ------------------
(in millions)                     & financial    real estate     credit       assets        2000          1999
----------------------------------------------------------------------------------------------------------------
Nonperforming loans at
 beginning of period                     $ 85         $ 6          $41          $10          $142          $103
  Additions                                82           1            5            6            94            42
  Payments (a)                            (11)         (1)          (3)          (1)          (16)           (8)
  Return to accrual status                 --          --           (4)          --            (4)           (4)
  Credit losses                           (19)         --           --           (2)          (21)           (5)
  Transfers to acquired property           (6)         --           (1)          --            (7)           (1)
----------------------------------------------------------------------------------------------------------------
Nonperforming loans at March 31          $131         $ 6          $38          $13          $188          $127
----------------------------------------------------------------------------------------------------------------

(a)  Includes interest applied to principal and sales.


A loan is considered impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation's 1999 Financial Annual Report to Shareholders.

---------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS                                                                                        Quarter ended
                                                                                               ----------------------------
                                                                                               MARCH 31,          March 31,
(dollar amounts in millions)                                                                        2000               1999
---------------------------------------------------------------------------------------------------------------------------
Impaired loans - period end (a)                                                                     $137                $76
Average impaired loans for the quarter                                                               105                 60
Interest revenue recognized on impaired loans (b)                                                      1                  1
---------------------------------------------------------------------------------------------------------------------------

(a) Includes $88 million and $53 million of impaired loans with a related impairment reserve of $6 million and $10 million at March 31, 2000 and March 31, 1999, respectively.
(b) All income was recognized using the cash basis method of income recognition.

---------------------------------------------------------------------------------------------------------------------------
CHANGE IN ACQUIRED PROPERTY                                                                         Quarter ended
                                                                                             ----------------------------
                                                                                             MARCH 31,          March 31,
(in millions)                                                                                     2000               1999
---------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period, net of the OREO reserve                                               $14                $35
Foreclosures                                                                                         2                  1
Sales                                                                                               (3)                (5)
Additional investments, write-downs, losses, OREO provision and other                               --                  1
---------------------------------------------------------------------------------------------------------------------------
OREO at end of period, net of the OREO reserve                                                      13                 32
Other acquired assets                                                                                9                  2
---------------------------------------------------------------------------------------------------------------------------
     Total acquired property, net of the OREO reserve                                              $22                $34
---------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
PAST-DUE LOANS                                MARCH 31,           Dec. 31,         Sept. 30,           March 31,
(dollar amounts in millions)                      2000               1999               1999               1999
-------------------------------------------------------------------------------------------------------------------
Consumer:
  Mortgages                                       $ 17                $21                $26                $28
     Ratio                                         .24%               .30%               .39%               .35%
   Student - government guaranteed                $ 63                $63                $54                $49
     Ratio                                        3.57%               3.53%              3.02%              2.74%
   Other consumer                                 $  4                $ 4                $ 3                $ 2
     Ratio                                         .15%               .12%               .13%               .11%
-------------------------------------------------------------------------------------------------------------------
        Total consumer                            $ 84                $88                $83                $79
          Ratio                                    .74%               .74%               .76%               .65%
-------------------------------------------------------------------------------------------------------------------
Commercial (a)                                    $ 24                $11                $13                $ 9
-------------------------------------------------------------------------------------------------------------------
        Total past-due loans                      $108                $99                $96                $88
-------------------------------------------------------------------------------------------------------------------

(a)  Includes lease finance assets
Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

CONSOLIDATED INCOME STATEMENT - FIVE QUARTER TREND

MELLON FINANCIAL CORPORATION (and its subsidiaries)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,     Dec. 31,    Sept. 30,     June 30,    March 31,
(in millions, except per share amounts)                                2000         1999         1999         1999         1999
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue  Interest and fees on loans (loan fees
                    of $14, $14, $14, $15, and $16)                    $565         $550         $553         $555         $580
                  Federal funds sold and securities under
                    resale agreements                                    13           18            9            5            9
                  Interest-bearing deposits with banks                   10           12            9            9            9
                  Other money market investments                          1            1            1            -            1
                  Trading account securities                              4            5            5            5            4
                  Securities                                            103          103          102          106          108
                  ------------------------------------------------------------------------------------------------------------------
                      Total interest revenue                            696          689          679          680          711
------------------------------------------------------------------------------------------------------------------------------------
Interest expense  Deposits in domestic offices                          198          191          184          177          186
                  Deposits in foreign offices                            35           34           34           30           35
                  Federal funds purchased and securities
                    under repurchase agreements                          23           20           22           23           37
                  Other short-term borrowings                            34           34           34           34           29
                  Notes and debentures                                   58           59           56           55           55
                  ------------------------------------------------------------------------------------------------------------------
                      Total interest expense                            348          338          330          319          342
------------------------------------------------------------------------------------------------------------------------------------
Net interest          Net interest revenue                              348          351          349          361          369
revenue           Provision for credit losses                            10           10           10           10           15
                  ------------------------------------------------------------------------------------------------------------------
                      Net interest revenue after provision for
                        credit losses                                   338          341          339          351          354
------------------------------------------------------------------------------------------------------------------------------------
Noninterest       Trust and investment fee revenue                      578          546          517          515          496
revenue           Cash management and deposit transaction charges        74           76           78           78           72
                  Foreign currency and securities trading revenue        51           43           42           45           43
                  Financing-related revenue                              39           56           39           47           49
                  Equity investment revenue                              36           16           17            7           23
                  Mortgage servicing fees                                 2            2           48           51           52
                  Other                                                  18           20           24           44           54
                  ------------------------------------------------------------------------------------------------------------------
                      Total fee and other revenue                       798          759          765          787          789
                  Net gain (loss) from divestitures                      --           (7)          (8)          59           83
                  Gains on sales of securities                           --           --           --           --           --
                  ------------------------------------------------------------------------------------------------------------------
                      Total noninterest revenue                         798          752          757          846          872
------------------------------------------------------------------------------------------------------------------------------------
Operating         Staff expense                                         397          384          387          397          391
expense           Professional, legal and other purchased services       67           73           63           73           71
                  Net occupancy expense                                  64           57           61           64           61
                  Equipment expense                                      37           42           40           63           41
                  Amortization of goodwill and other
                    intangible assets                                    37           37           37           37           37
                  Business development                                   37           32           32           64           33
                  Communications expense                                 24           27           26           30           29
                  Amortization of mortgage servicing assets
                    and purchased credit card relationships               1            1           33           37           42
                  Other expense                                          55           46           37           44           55
                  Trust-preferred securities expense                     20           20           20           19           20
                  Net revenue from acquired property                     (1)          (4)          (5)          (5)          --
                  ------------------------------------------------------------------------------------------------------------------
                      Total operating expense                           738          715          731          823          780
------------------------------------------------------------------------------------------------------------------------------------
Income            Income before income taxes and cumulative
                        effect of accounting change                     398          378          365          374          446
                  Provision for income taxes                            145          138          134          136          166
                  ------------------------------------------------------------------------------------------------------------------
                  Income before cumulative effect of
                    accounting change                                   253          240          231          238          280
                  Cumulative effect of accounting change                 --           --           --           --          (26)
                  ------------------------------------------------------------------------------------------------------------------
                      Net income                                       $253         $240         $231         $238         $254
------------------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
------------------------------------------------------------------------------------------------------------------------------
                                                                MARCH 31,     Dec. 31,    Sept. 30,     June 30,  March 31,
(in millions, except per share amounts)                              2000         1999         1999         1999       1999
------------------------------------------------------------------------------------------------------------------------------
Per common        Basic net income per common share:
share
                  Income before cumulative effect of accounting
                    change                                          $ .51        $ .47        $ .46        $ .45      $ .54
                  Cumulative effect of accounting change               --           --           --           --       (.05)
                  ------------------------------------------------------------------------------------------------------------
                  Net income                                        $ .51        $ .47        $ .46        $ .45      $ .49
                  ------------------------------------------------------------------------------------------------------------


                  Diluted net income per common share:

                  Income before cumulative effect of accounting
                    change                                          $ .50        $ .47        $ .45        $ .45      $ .53
                  Cumulative effect of accounting change               --           --           --           --       (.05)
                  ------------------------------------------------------------------------------------------------------------
                  Net income                                        $ .50        $ .47        $ .45        $ .45      $ .48
                  ------------------------------------------------------------------------------------------------------------

                  See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

MELLON FINANCIAL CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,        Dec. 31,      Sept. 30,      March 31,
(dollar amounts in millions)                                           2000            1999           1999           1999
----------------------------------------------------------------------------------------------------------------------------
Assets          Cash and due from banks                             $ 2,958         $ 3,410        $ 3,340        $ 3,011
                Federal funds sold and securities under
                  resale agreements                                   2,179           1,001            698            174
                Interest-bearing deposits with banks                    613             286            487            723
                Other money market investments                           78              71             67             42
                Trading account securities                              139             144            288            242
                Securities available for sale                         5,055           5,159          5,209          5,451
                Investment securities (approximate fair value
                  of $1,140, $1,183, $1,246 and $1,443)               1,153           1,197          1,251          1,421
                Loans, net of unearned discount of $71, $79,
                  $77 and $57                                        28,285          30,248         29,156         30,554
                Reserve for credit losses                              (402)           (403)          (405)          (410)
                                                                    -------         -------        -------        -------
                       Net loans                                     27,883          29,845         28,751         30,144
                Customers' acceptance liability                          88             164             87            107
                Premises and equipment                                  572             562            537            561
                Goodwill and other intangibles                        2,058           2,140          2,182          2,276
                Mortgage servicing assets                                17              16             17          1,098
                Other assets                                          4,588           3,951          3,947          4,134
                ------------------------------------------------------------------------------------------------------------
                       Total assets                                 $47,381         $47,946        $46,861        $49,384
                ------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Liabilities     Noninterest-bearing deposits in domestic offices    $ 9,828         $ 9,588        $ 8,193        $ 9,151
                Interest-bearing deposits in domestic offices        20,907          20,540         20,735         21,268
                Interest-bearing deposits in foreign offices          2,611           3,293          3,101          2,929
                ------------------------------------------------------------------------------------------------------------
                       Total deposits                                33,346          33,421         32,029         33,348
                Federal funds purchased and securities under
                  repurchase agreements                               1,091           1,095          1,023          1,567
                Short-term bank notes                                   700           1,055          1,055            724
                Other funds borrowed                                    524             448            376            389
                Term federal funds purchased                            360             358            361            636
                U.S. Treasury tax and loan demand notes                 165             606            658            551
                Commercial paper                                         96              88             97            156
                Acceptances outstanding                                  88             164             87            107
                Other liabilities                                     2,729           2,266          2,267          3,010
                Notes and debentures (with original maturities
                  over one year)                                      3,440           3,438          3,698          3,403
                ------------------------------------------------------------------------------------------------------------
                       Total liabilities                             42,539          42,939         41,651         43,891
----------------------------------------------------------------------------------------------------------------------------
Trust-          Guaranteed preferred beneficial interests in
preferred         Corporation's junior subordinated deferrable
securities        interest debentures                                   991             991            991            991
----------------------------------------------------------------------------------------------------------------------------
Shareholders'   Common stock - $.50 par value
equity            Authorized - 800,000,000 shares
                  Issued - 588,661,920; 588,661,920;
                    588,661,920 (a); and 294,330,960 shares             294             294            294            147
                Additional paid-in capital                            1,793           1,788          1,773          1,907
                Retained earnings                                     3,938           3,808          3,698          3,468
                Accumulated unrealized (loss), net of tax              (151)           (135)          (105)           (15)
                Treasury stock of 97,452,373; 88,038,848;
                  80,011,896 (a); and 33,798,582 shares, at cost     (2,023)         (1,739)        (1,441)        (1,005)
                ------------------------------------------------------------------------------------------------------------
                       Total shareholders' equity                     3,851           4,016          4,219          4,502
                ------------------------------------------------------------------------------------------------------------
                       Total liabilities, trust-preferred
                         securities and shareholders' equity        $47,381         $47,946        $46,861        $49,384
                ------------------------------------------------------------------------------------------------------------

(a) Reflects the two-for-one common stock split distributed on May 17, 1999. See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

MELLON FINANCIAL CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Quarter ended
                                                                                                           March 31,
(in millions)                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                          $   253               $  254
operating activities       Adjustments to reconcile net income to net cash provided
                             by operating activities:
                             Cumulative effect of accounting change                                 --                   26
                             Net gain from divestitures                                             --                  (83)
                             Amortization of goodwill and other intangible assets                   37                   37
                             Amortization of mortgage servicing assets and purchased
                               credit card relationships                                             1                   42
                             Depreciation and other amortization                                    23                   26
                             Deferred income tax expense                                            39                    4
                             Provision for credit losses                                            10                   15
                             Net gains on dispositions of acquired property                         (1)                  (1)
                           Net decrease in accrued interest receivable                               1                   14
                           Net decrease (increase) in trading account securities                     8                  (48)
                           Net decrease in accrued interest payable, net of
                             amounts prepaid                                                       (35)                  (8)
                           Net decrease in residential mortgages held for sale                      --                  458
                           Net decrease in other operating activities                               90                  182
                           -------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                        426                  918
----------------------------------------------------------------------------------------------------------------------------

Cash flows from            Net increase in term deposits and other money
investing activities         market investments                                                   (334)                (153)
                           Net (increase) decrease in federal funds sold and securities
                             under resale agreements                                            (1,178)                  12
                           Purchases of securities available for sale                             (140)                (758)
                           Proceeds from sales of securities available for sale                    167                  164
                           Proceeds from maturities of securities available for sale                47                  474
                           Purchases of investment securities                                       --                   (2)
                           Proceeds from maturities of investment securities                        44                  135
                           Net decrease in credit card receivables to date of sale                  --                   85
                           Proceeds from sale of credit card business                               --                1,186
                           Net principal repayments of (disbursed on) loans to customers         1,133                 (336)
                           Proceeds from the sales and securitizations of loan portfolios          819                  632
                           Purchases of premises and equipment                                     (39)                 (39)
                           Proceeds from sales of acquired property                                  4                    7
                           Increase in mortgage servicing assets and purchased credit
                             card relationships                                                     (2)                 (35)
                           Net increase in other investing activities                             (209)                (111)
                           -------------------------------------------------------------------------------------------------
                                  Net cash provided by investing activities                        312                1,261
----------------------------------------------------------------------------------------------------------------------------

                                   (continued)

MELLON FINANCIAL CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
                                                                                                         March 31,
(in millions)                                                                                     2000               1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net decrease in transaction and savings deposits                        (470)            (1,025)
financing activities       Net increase (decrease) in customer term deposits                        395                (10)
                           Net decrease in federal funds purchased and
                             securities under repurchase agreements                                  (4)            (2,027)
                           Net (decrease) increase in short-term bank notes                        (355)               458
                           Net increase in term federal funds purchased                               2                428
                           Net (decrease) increase in U.S. Treasury tax and loan demand notes      (441)               261
                           Net increase in commercial paper                                           8                 40
                           Repayments of longer-term debt                                          (103)                (4)
                           Net proceeds from issuance of longer-term debt                           103                105
                           Dividends paid on common stock                                          (100)               (94)
                           Proceeds from issuance of common stock                                    10                 14
                           Repurchase of common stock                                              (336)              (183)
                           Net increase (decrease) in other financing activities                     77                (78)
                           -------------------------------------------------------------------------------------------------
                                 Net cash used in financing activities                           (1,214)            (2,115)
                           Effect of foreign currency exchange rates                                 24                 21
----------------------------------------------------------------------------------------------------------------------------
Change in cash and         Net (decrease) increase in cash and due from banks                      (452)                85
due from banks             Cash and due from banks at beginning of period                         3,410              2,926
                           -------------------------------------------------------------------------------------------------
                           Cash and due from banks at end of period                             $ 2,958            $ 3,011
                           -------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Supplemental               Interest paid                                                        $   383            $   350
disclosures                Net income taxes paid                                                     13                 13
----------------------------------------------------------------------------------------------------------------------------

                           See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

MELLON FINANCIAL CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
QUARTER ENDED                                         Additional                     unrealized                      Total
MARCH 31, 2000                                Common     paid-in       Retained    (loss) gain,    Treasury  shareholders'
(in millions)                                  stock     capital       earnings      net of tax       stock         equity
----------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999                        $294      $1,788        $3,808           $(135)    $(1,739)        $4,016
Comprehensive results:
  Net income                                                               253                                        253
  Other comprehensive results, net of tax                                                  (16)                       (16)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                253             (16)                       237
Dividends on common stock at $.20 per share                               (100)                                      (100)
Common stock issued under Direct Stock
  Purchase and Dividend Reinvestment Plan                                   (1)                          5              4
Exercise of stock options                                      5           (20)                         32             17
Repurchase of common stock                                                                            (336)          (336)
Other                                                                       (2)                         15             13
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                       $294      $1,793        $3,938           $(151)    $(2,023)        $3,851
----------------------------------------------------------------------------------------------------------------------------



MELLON FINANCIAL CORPORATION (and its subsidiaries)
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
Quarter ended                                         Additional                     unrealized                      Total
March 31, 1999                                Common     paid-in       Retained    (loss) gain,    Treasury  shareholders'
(in millions)                                  stock     capital       earnings      net of tax       stock         equity
----------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                        $147      $1,887        $3,353            $ 25     $  (891)        $4,521
Comprehensive results:
  Net income                                                               254                                        254
  Other comprehensive results, net of tax                                                  (40)                       (40)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive results                                                254             (40)                       214
Dividends on common stock at $.18 per share                                (94)                                       (94)
Common stock issued under Direct Stock
  Purchase and Dividend Reinvestment Plan                                                                4              4
Exercise of stock options                                     20           (45)                         58             33
Repurchase of common stock                                                                            (183)          (183)
Other                                                                                                    7              7
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                       $147      $1,907        $3,468            $(15)    $(1,005)        $4,502
----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1 --   Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation's 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.


Note 2 --   Adoption of new accounting principle

Cumulative effect of a change in accounting principle

On Jan. 1, 1999, the Corporation adopted the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-5 on reporting on the costs of start-up activities. This SOP requires that costs of start-up activities be expensed as incurred. Initial application of the SOP was reported as a cumulative effect of a change in accounting principle.

Due to this change in accounting principle, the Corporation recognized a one-time after-tax charge of $26 million (pre-tax cost of $43 million), or $.05 per share, in the first quarter of 1999. The charge was related to underwriting fees paid by the Corporation during the successful initial public offering in the second quarter of 1998 of a $920 million Dreyfus closed-end mutual fund. In September 1998, the Financial Accounting Standards Board staff concluded that fees paid by advisors of closed-end funds should be expensed as incurred and that any fees capitalized prior to July 24, 1998, should be written off upon the adoption of SOP 98-5 and reported as a cumulative effect of a change in accounting principle. This accounting change had no impact on a cash-flow basis in 1999 since the underwriting fees were paid in the first half of 1998.

--------------------------------------------------------------------------------


Note 3 --   Securities

SECURITIES AVAILABLE FOR SALE
-----------------------------------------------------------------------------------------------------------------------------
                                                 MARCH 31, 2000                                 March 31, 1999
                                 ------------------------------------------      --------------------------------------------
                                                GROSS UNREALIZED                                Gross unrealized
                                 AMORTIZED      ----------------       FAIR      Amortized      ----------------       Fair
(in millions)                         COST      GAINS     LOSSES      VALUE           cost      Gains     Losses      value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                       $  173       $ --       $  1     $  172         $  190       $ --       $ --     $  190
U.S. agency mortgage-backed          4,955          4        207      4,752          5,000         45         21      5,024
Other U.S. agency                        5         --         --          5            110         --         --        110
-----------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities         5,133          4        208      4,929          5,300         45         21      5,324
Obligations of states and
  political subdivisions               115         --          8        107            112          1          2        111
Other mortgage-backed                    1         --         --          1              1         --         --          1
Other securities                        18         --         --         18             15         --         --         15
-----------------------------------------------------------------------------------------------------------------------------
     Total securities available
       for sale                     $5,267       $  4       $216     $5,055         $5,428       $ 46       $ 23     $5,451
-----------------------------------------------------------------------------------------------------------------------------

Note: Gross realized gains were less than $1 million in the first quarters of 2000 and 1999. There were no gross realized losses in the first quarters of 2000 or 1999.


INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
                                                 MARCH 31, 2000                                 March 31, 1999
                                 ------------------------------------------      --------------------------------------------
                                                GROSS UNREALIZED                                Gross unrealized
                                 AMORTIZED      ----------------       FAIR      Amortized      ----------------       Fair
(in millions)                         COST      GAINS     LOSSES      VALUE           cost      Gains     Losses      value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                       $   --       $ --       $ --     $   --         $    4       $ --       $ --     $    4
U.S. agency mortgage-backed          1,078          1         14      1,065          1,337         22         --      1,359
-----------------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury
       and agency securities         1,078          1         14      1,065          1,341         22         --      1,363
Obligations of states and
  political subdivisions                16         --         --         16             16         --         --         16
Other mortgage-backed                    8         --         --          8             14         --         --         14
Other securities                        51         --         --         51             50         --         --         50
-----------------------------------------------------------------------------------------------------------------------------
     Total investment securities    $1,153       $  1       $ 14     $1,140         $1,421       $ 22       $ --     $1,443
-----------------------------------------------------------------------------------------------------------------------------

Note: In the first quarter of 1999, as part of the divestiture of the credit card business, the Corporation sold $47 million of zero coupon U.S. Treasury securities from the investment securities portfolio. These securities were purchased and held to match fund the long-term interest rebate obligations associated with the CornerStone(sm) credit card product and were no longer required following the divestiture of the business. A gain of $7 million was realized from the sale of the securities and recorded as part of the net gain from divestitures.

--------------------------------------------------------------------------------


Note 4 --   Other assets

-----------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31,            Dec. 31,           Sept. 30,          March 31,
(in millions)                                               2000                1999                1999               1999
-----------------------------------------------------------------------------------------------------------------------------
Accounts and fees receivable                              $  645              $  582              $  596             $  709
Interest receivable                                          218                 219                 223                248
Prepaid expense:
  Pension                                                    584                 554                 531                490
  Other                                                      193                 172                 157                 97
Receivables related to off-balance-sheet instruments         564                 451                 485                721
Equity and equity fund investments                           785                 582                 545                413
Other                                                      1,599               1,391               1,410              1,456
-----------------------------------------------------------------------------------------------------------------------------
     Total other assets                                   $4,588              $3,951              $3,947             $4,134
-----------------------------------------------------------------------------------------------------------------------------


Note 5 --   Deposits

-----------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31,            Dec. 31,           Sept. 30,          March 31,
(in millions)                                               2000                1999                1999               1999
-----------------------------------------------------------------------------------------------------------------------------
Deposits in domestic offices:
   Interest-bearing:
     Demand, money market and other
       savings accounts                                  $13,034             $13,276             $13,056            $12,686
     Retail savings certificates                           6,636               6,482               6,595              6,772
     Other time deposits                                   1,237                 782               1,084              1,810
-----------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing                            20,907              20,540              20,735             21,268
   Noninterest-bearing                                     9,828               9,588               8,193              9,151
-----------------------------------------------------------------------------------------------------------------------------
        Total deposits in domestic offices                30,735              30,128              28,928             30,419
Deposits in foreign offices                                2,611               3,293               3,101              2,929
-----------------------------------------------------------------------------------------------------------------------------
        Total deposits                                   $33,346             $33,421             $32,029            $33,348
-----------------------------------------------------------------------------------------------------------------------------


Note 6 -- Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at March 31, 2000 or March 31, 1999.

--------------------------------------------------------------------------------


Note 7 --  Accumulated unrealized (loss) gain, net of tax

These tables include the quarterly changes in the balances of both the accumulated unrealized (loss) gain, net of tax and its individual components.

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Foreign currency translation adjustment, net of tax
------------------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31,            Dec. 31,           Sept. 30,          March 31,
(in millions)                                               2000                1999                1999               1999
------------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                         $ (16)              $ (18)              $ (19)              $(21)
Quarterly change                                              6                   2                   1                 (3)
------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                            $ (10)              $ (16)              $ (18)              $(24)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Unrealized (loss) gain on assets available for sale, net of tax
------------------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31,            Dec. 31,           Sept. 30,          March 31,
(in millions)                                               2000                1999                1999               1999
------------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                         $(119)              $ (87)              $ (71)              $ 46
Quarterly change                                            (22)                (32)                (16)               (37)
------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                            $(141)              $(119)              $ (87)              $  9
------------------------------------------------------------------------------------------------------------------------------------

                                                                     Total accumulated unrealized (loss) gain, net of tax
------------------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31,            Dec. 31,           Sept. 30,          March 31,
(in millions)                                               2000                1999                1999               1999
------------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                         $(135)              $(105)              $ (90)              $ 25
Quarterly change                                            (16)                (30)                (15)               (40)
------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                            $(151)              $(135)              $(105)              $(15)
------------------------------------------------------------------------------------------------------------------------------------


Note 8 --   Foreign currency and securities trading revenue

The results of the Corporation's foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Quarter ended
                                                                           ----------------------------------------------
                                                                           MARCH 31,            Dec. 31,        March 31,
(in millions)                                                                   2000                1999             1999
------------------------------------------------------------------------------------------------------------------------------------
Foreign exchange contracts                                                       $48                 $40             $42
Debt instruments                                                                  --                   1               3
Interest rate agreements                                                           3                   2              (2)
------------------------------------------------------------------------------------------------------------------------------------
     Total foreign currency and securities trading revenue (a)                   $51                 $43             $43
------------------------------------------------------------------------------------------------------------------------------------

(a) There was no unrealized gain or loss recorded at March 31, 2000, related to securities held in the trading portfolio. The Corporation recorded an unrealized gain of less than $1 million at Dec. 31, 1999, and an unrealized loss of $4 million at March 31, 1999, related to securities held in the trading portfolio.

--------------------------------------------------------------------------------


Note 9 --   Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six major business sectors:
Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Wealth Management includes private asset management services, private banking and origination of jumbo residential mortgages. Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice outsourcing for investment managers. This sector also includes substantially all of the joint ventures, whose results are reported under the equity method of accounting. Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading and international banking.

For details of business sectors, see the table and the first paragraph following the table on pages 6 and 7, as well as the Divestitures and Real Estate Workout/Other Activity paragraphs on page 12. The table, through "Average Tier I preferred equity", and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

--------------------------------------------------------------------------------


Note 10 -- Earnings per common share (a)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter ended
                                                                           ----------------------------------------------
(dollar amounts in millions, except per                                    MARCH 31,            Dec. 31,        March 31,
 share amounts; common shares in thousands)                                     2000                1999             1999
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE

Income before cumulative effect of accounting change                            $253                $240            $ 280
Cumulative effect of accounting change                                            --                  --              (26)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $253                $240            $ 254
------------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                            496,740             505,891          523,448

Basic earnings per common share:
Income before cumulative effect of accounting change                            $.51                $.47            $ .54
Cumulative effect of accounting change                                            --                  --             (.05)
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                 $.51                $.47            $ .49
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE

Net income (b)                                                                  $253                $240            $ 254
------------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                            496,740             505,891          523,448
Common stock equivalents:
   Stock options                                                               5,342               6,605            7,740
   Common shares issuable upon conversion of
     7 1/4% Convertible Subordinated Capital Notes                                --                  --              100
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                               502,082             512,496          531,288
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income before cumulative effect of accounting change                            $.50                $.47            $ .53
Cumulative effect of accounting change                                            --                  --             (.05)
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                 $.50                $.47            $ .48
------------------------------------------------------------------------------------------------------------------------------------

(a)  Calculated based on unrounded numbers.
(b) The after-tax benefit of interest expense on the assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for the quarter ended March 31, 1999.


Note 11 -- Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Quarter ended
                                                                                                            March 31,
(in millions)                                                                                       2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Net transfers to real estate acquired                                                                $ 2                $ 1
------------------------------------------------------------------------------------------------------------------------------------


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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

(c) On March 15, 2000, the Corporation issued 279,813 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust. In consideration for the issuance of the shares, Wachovia Bank, as Trustee assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. This issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits

         3.1      Restated Articles of Incorporation of Mellon Financial
                  Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

         3.2      By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

         4.1      Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between
                  Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent,
                  as amended and restated as of Oct. 19, 1999.

         10.1     Agreement of Limited Partnership of Mellon Executive Co-Investment 2000 Plan, L.P.,
                  dated as of Jan. 1, 2000.

         12.1     Computation of Ratio of Earnings to Fixed Charges (parent corporation).

         12.2     Computation of Ratio of Earnings to Fixed Charges (Mellon Financial
                  Corporation and its subsidiaries).

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K. (continued)
         --------------------------------

(b) Reports on Form 8-K

         During the first quarter of 2000, the Corporation filed the following Current Report on Form 8-K:

         (1) A report dated Jan. 18, 2000, which included under Items 5 and 7, the Corporation's press release regarding fourth quarter and full-year 1999 results of operations.

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







                                       MELLON FINANCIAL CORPORATION
                                            (Registrant)




Date:  May 10, 2000                    By: /s/ Steven G. Elliott
                                           -----------------------------------
                                               Steven G. Elliott
                                               Senior Vice Chairman and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer
                                                of the Registrant)

CORPORATE INFORMATION
--------------------------------------------------------------------------------

Business          Mellon Financial Corporation is a global financial services company providing a comprehensive range of
of the            financial products and services in domestic and selected international markets.  Through its six business sectors
Corporation       (Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking,
                  Specialized Commercial Banking and Large Corporate Banking), the Corporation provides wealth management and global investment management for individual and institutional investors, global investment services for businesses and institutions and a variety of banking services for individuals and small, midsize and large businesses and institutions in selected geographies. The Corporation's asset management companies, which include The Dreyfus Corporation in the United States and Newton Management Limited in the United Kingdom,
                  provide investment products in many asset classes and investment styles. Mellon is a global provider of custody, retirement and benefits consulting services through its Mellon Trust and Buck Consultants affiliates. Mellon's principal executive office is located at One Mellon Center, 500 Grant Street,
                  Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange          Mellon's common stock is traded on the New York Stock Exchange under the trading symbol MEL.  Our
Listing           transfer agent and registrar is ChaseMellon Shareholder Services, P.O. Box 590, Ridgefield Park, NJ
                  07660-0590.  For more information, please call 1 800 205-7699.

Dividend          Subject to approval of the board of directors, dividends are paid on Mellon's common stock on or about the
Payments          15th day of February, May, August and November.

Direct Stock      The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common
Purchase and      stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase
Dividend          their first shares of the Corporation's common stock through the Plan, and shareholders may increase their
Reinvestment      shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a
Plan              prospectus, which may be obtained from ChaseMellon Shareholder Services by calling 1 800 842-7629.

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
                                                                                 financial performance


Shareholder       Quarterly earnings and other news releases can be obtained by fax by calling Company News on Call at
Publications      1 800 758-5804 and entering a six-digit code (552187).  Copies of Mellon's filings with the Securities and
                  Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

Internet          Mellon:  www.mellon.com
Access            Buck:  www.buckconsultants.com
                  ChaseMellon Shareholder Services:  www.chasemellon.com
                  Dreyfus:  www.dreyfus.com
                  Dreyfus Brokerage Services:  www.edreyfus.com
                  Dreyfus Investment Services Corporation:  www.disc.mellon.com
                  Dreyfus Retirement Services:  www.drs.dreyfus.com
                  Founders:  www.founders.com
                  Newton:  www.newton.co.uk
                  Russell/Mellon Analytical Services:  www.russellmellon.com

                               Index to Exhibits

Exhibit No.                            Description                                      Method of Filing
-----------                            -----------                                      ----------------
    3.1               Restated Articles of Incorporation of Mellon                      Previously filed as Exhibit
                      Financial Corporation, as amended and restated                    3.1 to Quarterly Report on
                      as of Sept. 17, 1998 and as amended                               Form 10-Q (File No.
                      Oct. 18, 1999.                                                    1-7410) for the quarter
                                                                                        ended Sept. 30, 1999, and
                                                                                        incorporated herein by
                                                                                        reference.

    3.2               By-Laws of Mellon Financial Corporation, as                       Previously filed as Exhibit
                      amended, effective Oct. 19, 1999.                                 3.2 to Quarterly Report on
                                                                                        Form 10-Q (File No.
                                                                                        1-7410) for the quarter
                                                                                        ended Sept. 30, 1999, and
                                                                                        incorporated herein by
                                                                                        reference.

    4.1               Shareholder Protection Rights Agreement,                          Previously filed as Exhibit
                      dated as of Oct. 15, 1996, between Mellon                         1 to Form 8-A/A
                      Financial Corporation and Mellon Bank, N.A.,                      Registration Statement
                      as Rights Agent, as amended and restated as                       (File No. 1-7410) dated
                      of Oct. 19, 1999.                                                 Oct. 19, 1999, and
                                                                                        incorporated herein by
                                                                                        reference.

    10.1              Agreement of Limited Partnership of Mellon                        Filed herewith.
                      Executive Co-Investment 2000 Plan, L.P.,
                      dated as of Jan. 1, 2000.

    12.1              Computation of Ratio of Earnings to Fixed                         Filed herewith.
                      Charges (parent corporation).

    12.2              Computation of Ratio of Earnings to Fixed                         Filed herewith.
                      Charges (Mellon Financial Corporation and
                      its subsidiaries).

    27.1              Financial Data Schedule, which is submitted                       Submitted herewith.
                      electronically to the Securities and Exchange
                      Commission for information only and not filed.