Form 10-Q
period 2000-06-30
MELLON FINANCIAL CORP
filed 2000-08-10
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7410

MELLON FINANCIAL CORPORATION

(formerly Mellon Bank Corporation)
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1233834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mellon Center

Pittsburgh, Pennsylvania 15258-0001
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code — (412) 234-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	June 30, 2000
Common Stock, $.50 par value	488,171,164

Mellon Financial Corporation Form 10-Q
Part I —Financial Information
Financial Highlights
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Items 2 and 3)
Financial Statements (Item 1):
Consolidated Income Statement
Consolidated Income Statement — Five Quarter Trend
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
Notes to Financial Statements
Part II — Other Information
Legal Proceedings (Item 1)
Submission of Matters to a Vote of Security Holders (Item 4)
Exhibits and Reports on Form 8-K (Item 6)
Signature
Corporate Information
Index to Exhibits
Long-Term Profit Incentive Plan
Computation of Ratio to Earning to Fixed Charges
Computation of Ratio to Earning to Fixed Charges
Financial Data Schedule

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; personal and corporate customers’ bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Corporation with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended			Six months ended
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share	June 30,	March 31,	June 30,	June 30,	June 30,
amounts or unless otherwise noted)	2000	2000	1999	2000	1999

Financial results

Diluted earnings per share:
Operating (a)	$.50	$.50	$.45	$1.00	$.88
Cash operating (a)(b)	.56	.56	.50	1.12	.99
Reported	.50	.50	.45	1.00	.93

Net income:
Operating (a)	$247	$253	$236	$500	$467
Cash operating (a)(b)	274	282	266	556	526
Reported	247	253	238	500	492

Return on equity (annualized):
Operating (a)	26.2%	26.0%	21.4%	26.1%	21.2%
Cash operating (a)(b)	51.4	51.8	41.1	51.6	40.8
Reported	26.2	26.0	21.6	26.1	22.3

Return on assets (annualized):
Operating (a)	2.12%	2.15%	1.90%	2.14%	1.87%
Cash operating (a)(b)	2.44	2.50	2.23	2.47	2.19
Reported	2.12	2.15	1.92	2.14	1.97

Selected key data
Fee revenue as a percentage of net interest and fee revenue (FTE) (c)	69%	70%	69%	69%	68%
Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	50%	50%	45%	50%	44%
Efficiency ratio excluding amortization of intangibles (d)	59%	59%	62%	59%	62%
Assets under management at period end (in billions)	$521	$511	$465
Assets under administration or custody at period end (in billions)	2,257	2,261	2,061
Dividends paid per common share	$.22	$.20	$.20	$.42	$.38
Dividends paid on common stock	108	100	104	208	198
Closing common stock price per share at period end	$36.44	$29.50	$36.38
Market capitalization at period end	17,788	14,491	18,704
Average common shares and equivalents outstanding - diluted (in thousands)	495,103	502,082	525,712	498,559	528,516

Capital ratios at period end

Shareholders’ equity to assets:
Reported	8.39%	8.13%	8.77%
Tangible (b)	5.03	4.80	5.29
Tier I capital	6.72	6.49	6.87
Total (Tier I plus Tier II) capital	10.97	10.61	11.18
Leverage capital	6.69	6.61	6.70

(continued)

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS (continued)	Quarter ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2000	2000	1999	2000	1999

Average balances for the period
Loans	$27,943	$29,283	$30,504	$28,613	$30,983
Total interest-earning assets	36,497	37,399	39,015	36,948	39,410
Total assets	46,978	47,205	49,766	47,092	50,219
Total tangible assets (b)	45,257	45,419	47,878	45,340	48,314
Deposits	32,762	32,220	33,358	32,491	33,721
Notes and debentures	3,395	3,453	3,387	3,424	3,369
Trust-preferred securities	991	991	991	991	991
Total shareholders’ equity	3,793	3,905	4,417	3,849	4,442
Tangible shareholders’ equity (b)	2,147	2,190	2,591	2,170	2,600

(a)	Operating results equaled reported results in the first and second quarters of 2000. Operating and cash operating results for the second quarter of 1999 exclude a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. Also excluded from the first six months of 1999 are a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.
(b)	See page 7 for a definition of amounts and ratios.

(c)	See page 20 for the definition of this ratio.

(d)	See page 30 for the definition of this ratio.

Note: All calculations are based on unrounded numbers. FTE denotes presentation on a fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Second quarter 2000 diluted earnings per share totaled $.50, an increase of 11% compared with $.45 per share, on an operating basis, in the second quarter of 1999. Earnings per share increased 11% despite the impact of the previously-disclosed expiration of a long-term mutual fund administration contract with a third party. Core business sectors earnings per share contribution, which excludes the revenues and related expenses from this contract as well as the impact of divestitures, and real estate workout and other non-core activity from both periods, increased 21%. Net income in the second quarter of 2000 was $247 million compared with $236 million, on an operating basis, in the second quarter of 1999. Annualized return on equity and return on assets were 26.2% and 2.12%, respectively, for the second quarter of 2000, compared with 21.4% and 1.90%, respectively, on an operating basis for the second quarter of 1999. The second quarter 1999 results included a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. Including these items, second quarter 1999 diluted earnings per share totaled $.45, net income totaled $238 million, return on equity was 21.6% and return on assets was 1.92%. In the first quarter of 2000, diluted earnings per share totaled $.50 and net income was $253 million.

Diluted cash earnings per share totaled $.56 in the second quarter of 2000, an increase of 12%, compared with $.50 per share, on an operating basis, in the second quarter of 1999. Cash net income was $274 million compared with $266 million, on an operating basis, in the second quarter of 1999. Annualized cash return on tangible equity and cash return on tangible assets were 51.4% and 2.44%,

Overview (continued)

respectively, in the second quarter of 2000, compared with 41.1% and 2.23%, respectively, on an operating basis in the second quarter of 1999. In the first quarter of 2000, diluted cash earnings per share totaled $.56 and cash net income was $282 million, on an operating basis.

Fee revenue totaled 69% of net interest and fee revenue, on a fully taxable equivalent basis, in both the second quarter of 2000 and the second quarter of 1999. Trust and investment fee revenue totaled 50% of net interest and fee revenue, on a fully taxable equivalent basis, in the second quarter of 2000 compared with 45% in the second quarter of 1999. Fee revenue of $773 million in the second quarter of 2000 was impacted by the 1999 network services and mortgage banking divestitures and the previously-disclosed May 2000 expiration of the long-term mutual fund administration contract with a third party. Excluding these factors, fee revenue increased 9% in the second quarter of 2000 compared with the second quarter of 1999, primarily due to a 12% increase in trust and investment fee revenue. Fee revenue, excluding the effect of the expiration of the long-term mutual fund administration contract with a third party, decreased 2% in the second quarter of 2000 compared with the first quarter of 2000, primarily resulting from decreases in equity investment revenue, and foreign currency and securities trading revenue, as well as lower investment management performance fees, as discussed on page 21. At June 30, 2000, assets under management totaled $521 billion, a 12% increase from June 30, 1999, and assets under administration or custody totaled $2,257 billion, a 10% increase from June 30, 1999. Assets managed by subsidiaries and affiliates outside the United States increased to $64 billion at June 30, 2000.

Net interest revenue on a fully taxable equivalent basis for the second quarter of 2000 was $352 million, down $11 million compared with the second quarter of 1999 and up $1 million from the first quarter of 2000. The decrease compared with the second quarter of 1999 primarily resulted from the divestiture of the mortgage banking businesses. Excluding the net interest revenue generated by these businesses, net interest revenue increased 1% compared with the second quarter of 1999, reflecting the positive impact of interest-free funds in a rising rate environment, primarily offset by higher funding costs related to the repurchase of common stock.

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property for the second quarter of 2000 was $704 million compared with $809 million in the second quarter of 1999. Excluding the effect of the 1999 network services and mortgage banking divestitures and $56 million of nonrecurring expenses that were recorded in the second quarter of 1999, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 5% compared with the second quarter of 1999, reflecting higher staff expense as well as other expenses in support of business growth. Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property decreased $15 million, or 2%, compared with the first quarter of 2000, primarily due to lower incentive and occupancy expense.

Credit quality expense was $11 million in the second quarter of 2000, compared with $5 million in the second quarter of 1999 and $9 million in the first quarter of 2000. The increase in credit quality expense in the second quarter of 2000 compared with the prior-year period resulted from lower gains on the sale of acquired property. Net credit losses were $11 million in the second quarter of 2000, unchanged from the second quarter of 1999 and the first quarter of 2000.

Nonperforming assets totaled $228 million at June 30, 2000, compared with $210 million at March 31, 2000, $159 million at Dec. 31, 1999, and $142 million at June 30, 1999. The higher level of nonperforming assets, compared with March 31, 2000, primarily resulted from the addition of several loans to nonperforming status, partially offset by principal repayments and credit losses. The higher level

Overview (continued)

compared with June 30, 1999, primarily resulted from the addition to nonperforming status of commercial loans to a health care provider and its affiliated companies in the first quarter of 2000. The Corporation’s ratio of nonperforming assets to total loans and net acquired property was .82% at June 30, 2000, compared with .74% at March 31, 2000, .53% at Dec. 31, 1999, and .46% at June 30, 1999.

Year-to-date 2000 compared with year-to-date 1999

For the first six months of 2000, diluted earnings per share totaled $1.00, an increase of 14% compared with $.88 per share, on an operating basis, for the first six months of 1999. Net income in the first six months of 2000 was $500 million compared with $467 million, on an operating basis, in the first six months of 1999. Annualized return on equity and return on assets were 26.1% and 2.14%, respectively, for the first six months of 2000, compared with 21.2% and 1.87%, respectively, on an operating basis, for the first six months of 1999. Year-to-date 1999 results included an $87 million after-tax net gain from divestitures, $36 million of nonrecurring expenses after taxes, and a $26 million after-tax charge for the cumulative effect of a change in accounting principle. Including these items, year-to-date 1999 diluted earnings per share totaled $.93, net income totaled $492 million, return on equity was 22.3% and return on assets was 1.97%.

Diluted cash earnings per share totaled $1.12 in the first six months of 2000, an increase of 13%, compared with $.99 per share, on an operating basis, in the first six months of 1999. Cash net income was $556 million compared with $526 million, on an operating basis, in the first six months of 1999. Annualized cash return on tangible equity and cash return on tangible assets were 51.6% and 2.47%, respectively, in the first six months of 2000, compared with 40.8% and 2.19%, respectively, on an operating basis in the first six months of 1999.

The comparison of fee revenue in the first six months of 2000 to the first six months of 1999 was impacted by the 1999 credit card, network services transaction processing unit, and mortgage banking divestitures, as well as the May 2000 expiration of the long-term mutual fund administration contract with a third party. Excluding these factors, fee revenue for the first six months of 2000 increased 11% compared with the first six months of 1999, primarily driven by a 14% increase in trust and investment fee revenue. Net interest revenue on a fully taxable equivalent basis in the first six months of 2000 decreased $31 million compared with the prior-year period. Excluding the net interest revenue generated by the credit card and mortgage banking businesses, net interest revenue increased 1% compared with the first six months of 1999. Excluding the effect of divestitures and nonrecurring expenses, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 7% during the first six months of 2000 compared with the prior-year period.

Significant financial events

Common dividend increase

In the second quarter of 2000, the Corporation increased its quarterly common stock dividend by 10% to $.22 per common share. This was the 10th quarterly common dividend increase since the beginning of 1993, resulting in a total common dividend per share increase of approximately 275%.

Repurchase of common stock

During the second quarter of 2000, approximately 5.5 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 16.3 million shares. The 16.3 million shares repurchased in the first half of 2000 had a total purchase price of $523 million for an average share price of $32.10 per share. Of the 5.5 million shares repurchased during the second quarter of 2000, 4 million shares completed the 25 million share repurchase program that was authorized by the board of directors in September 1999. In May 2000, the board of directors authorized an additional repurchase program of up to 25 million shares of common stock to be used for general corporate purposes.

Average common stock and stock equivalents used in the computation of diluted earnings per share were approximately 30 million shares lower in the second quarter of 2000 than in the second quarter of 1999, due to the repurchases. The Corporation’s average level of treasury stock was approximately $975 million higher in the second quarter of 2000 compared with the second quarter of 1999. After giving effect to funding the higher level of treasury stock, valued at a short-term funding rate, the lower share count increased diluted earnings per share by approximately 3%, while ongoing business growth increased diluted earnings per share by approximately 8%, compared to second quarter 1999 operating results.

Upgrade of long-term credit ratings

In May 2000, Moody’s Investors Service upgraded its long-term ratings of the Corporation (from A2 to A1) and for Mellon Bank, N.A. (from A1 to Aa3). This now gives Mellon Bank double-A long-term deposit ratings from all the major credit rating agencies, as presented on page 37.

Cash operating results

Except for the merger with Dreyfus in 1994, which was accounted for under the “pooling of interests” method, the Corporation has been required to account for business combinations under the “purchase” method of accounting. The purchase method results in the recording of goodwill and other identified intangibles that are amortized as noncash charges in future years into operating expense. The pooling of interests method does not result in the recording of goodwill or intangibles. Since goodwill and intangible amortization expense does not result in a cash expense, the economic value to shareholders under either accounting method is the same assuming a given financing mix. Operating results, excluding the impact of intangibles, are shown in the table below.

Cash operating results

	Quarter ended			Six months ended

(dollar amounts in millions, except	June 30,	March 31,	June 30,	June 30,	June 30,
per share amounts; ratios annualized)	2000	2000	1999(a)	2000	1999(a)

Operating net income	$247	$253	$236	$500	$467
After-tax impact of amortization of intangibles from purchase acquisitions	27	29	30	56	59

Cash operating net income	$274	$282	$266	$556	$526
Increase over prior-year period	3%	8%	9%	6%	11%
Cash operating earnings per share - diluted	$.56	$.56	$.50	$1.12	$.99
Increase over prior-year period	12%	14%	11%	13%	11%

Average common equity	$3,793	$3,905	$4,417	$3,849	$4,442
Less: Average goodwill and other identified intangibles, net of tax benefit (b)	(1,721)	(1,786)	(1,888)	(1,752)	(1,905)
Plus: Average minority interest (c)	75	71	62	73	63

Average tangible common equity (b)	$2,147	$2,190	$2,591	$2,170	$2,600
Cash return on tangible common equity (b)	51.4%	51.8%	41.1%	51.6%	40.8%

Average total assets	$46,978	$47,205	$49,766	$47,092	$50,219
Average total tangible assets (b)	$45,257	$45,419	$47,878	$45,340	$48,314
Cash return on tangible assets (b)	2.44%	2.50%	2.23%	2.47%	2.19%

(a)	Cash operating results for the second quarter of 1999 exclude a $38 million after-tax net gain from divestitures and $36 million of nonrecurring expenses after taxes. Also excluded from the first six months of 1999 are a $49 million after-tax net gain from divestitures and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.
(b)	The amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of $320 million, $339 million, $368 million, $330 million and $371 million, respectively, of average tax benefits related to tax deductible goodwill and other intangibles.

(c)	Primarily relates to Newton.

Business sectors

For the quarter ended June 30,

			Global		Global		Regional		Specialized
	Wealth		Investment		Investment		Consumer		Commercial
	Management		Management		Services		Banking		Banking
(dollar amounts in millions,
averages in billions)	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999

Revenue:
Net interest revenue (expense)	$30	$22	$(4)	$(2)	$15	$12	$121	$122	$99	$102
Fee and other revenue	80	75	275	246	258	229	43	46	33	20

Total revenue	110	97	271	244	273	241	164	168	132	122
Credit quality expense (revenue)	—	—	—	—	—	—	4	4	—	8

Operating expense:
Intangible amortization	4	4	8	8	3	3	9	12	7	7
Trust-preferred securities	—	—	—	—	—	—	1	1	3	3
Other	57	55	174	152	203	182	92	96	57	58

Total operating expense	61	59	182	160	206	185	102	109	67	68

Income (loss) before taxes and cumulative effect of accounting change	49	38	89	84	67	56	58	55	65	46
Income taxes (benefits)	19	15	36	36	25	22	22	20	25	17

Income (loss) before cumulative effect of accounting change	30	23	53	48	42	34	36	35	40	29
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$30	$23	$53	$48	$42	$34	$36	$35	$40	$29

Average assets	$2.8	$2.5	$2.7	$2.0	$2.1	$1.7	$14.3	$14.2	$13.3	$12.1
Average common equity	$0.2	$0.2	$0.6	$0.5	$0.5	$0.5	$0.7	$0.7	$0.8	$0.7
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2

Cash net income (loss) (b)	$33	$27	$58	$54	$45	$37	$43	$44	$46	$34

Return on common equity (c)	53%	52%	38%	38%	34%	27%	23%	21%	19%	16%
Return on assets (c)	4.27%	3.79%	NM	NM	NM	NM	1.03%	0.99%	1.20%	0.94%
Pretax operating margin	44%	40%	33%	34%	25%	23%	36%	33%	49%	38%
Pretax operating margin (d)	48%	44%	36%	37%	26%	24%	42%	41%	57%	46%
Efficiency ratio (d)	52%	56%	64%	63%	74%	76%	56%	57%	43%	47%

For the six months ended June 30,

			Global		Global		Regional		Specialized
	Wealth		Investment		Investment		Consumer		Commercial
	Management		Management		Services		Banking		Banking
(dollar amounts in millions,
averages in billions)	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999

Revenue:
Net interest revenue (expense)	$57	$43	$(7)	$(5)	$28	$24	$242	$246	$199	$200
Fee and other revenue	157	146	579	482	503	445	79	81	75	53

Total revenue	214	189	572	477	531	469	321	327	274	253
Credit quality expense (revenue)	—	—	—	—	—	—	7	8	7	11

Operating expense:
Intangible amortization	8	8	15	15	6	6	21	24	15	15
Trust-preferred securities	1	1	—	—	—	—	2	2	6	6
Other	113	108	354	303	397	357	184	195	113	110

Total operating expense	122	117	369	318	403	363	207	221	134	131

Income (loss) before taxes and cumulative effect of accounting change	92	72	203	159	128	106	107	98	133	111
Income taxes (benefits)	35	28	82	67	49	43	40	36	51	42

Income (loss) before cumulative effect of accounting change	57	44	121	92	79	63	67	62	82	69
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$57	$44	$121	$92	$79	$63	$67	$62	$82	$69

Average assets	$2.9	$2.4	$2.6	$1.9	$2.0	$1.7	$14.5	$14.2	$13.2	$11.9
Average common equity	$0.2	$0.2	$0.6	$0.5	$0.5	$0.5	$0.7	$0.7	$0.8	$0.7
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2

Cash net income (loss) (b)	$63	$52	$132	$103	$86	$69	$83	$80	$94	$80

Return on common equity (c)	51%	50%	44%	37%	33%	26%	21%	19%	20%	19%
Return on assets (c)	3.97%	3.76%	NM	NM	NM	NM	0.93%	0.88%	1.25%	1.17%
Pretax operating margin	43%	38%	35%	33%	24%	23%	33%	30%	48%	44%
Pretax operating margin (d)	47%	43%	38%	36%	25%	24%	41%	38%	56%	52%
Efficiency ratio (d)	53%	57%	62%	64%	75%	76%	57%	60%	41%	43%

(a)	The cumulative effect of an accounting change has not been allocated to any of the Corporation’s reportable sectors.
(b)	Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.
(c)	Ratios are annualized.
(d)	Excludes amortization of intangibles and trust-preferred securities expense.
(e)	Includes $59 million and $142 million, respectively, of pre-tax net gains from divestitures for the three and six month periods ended June 30, 1999.

(f)	Ratios exclude the impact of net divestiture gains and nonrecurring expenses.
 NM — Not meaningful

Business sectors (continued)

Large							Real Estate
Corporate		Total Core					Workout/Other		Consolidated
Banking		Business Sectors		Divestitures			Activity		Results

2000	1999	2000	1999	2000	1999		2000	1999	2000	1999

$71	$70	$332	$326	$10	$31		$10	$6	$352	$363
74	70	763	686	19	160	(e)	(1)	6	781	852

145	140	1,095	1,012	29	191		9	12	1,133	1,215
8	—	12	12	(1)	—		—	(7)	11	5

—	1	31	35	2	2		—	—	33	37
5	6	9	10	—	(1)		10	10	19	19
83	80	666	623	7	91		(2)	58	671	772

88	87	706	668	9	92		8	68	723	828

49	53	377	332	21	99		1	(49)	399	382
17	19	144	129	5	33		3	(18)	152	144

32	34	233	203	16	66		(2)	(31)	247	238
—	—	—	—	—	—		—	—	—	—

$32	$34	$233	$203	$16	$66		$(2)	$(31)	$247	$238

$7.3	$9.6	$42.5	$42.1	$3.9	$6.5		$0.6	$1.2	$47.0	$49.8
$0.8	$1.0	$3.6	$3.6	$0.2	$0.4		$—	$0.4	$3.8	$4.4
$0.3	$0.3	$0.5	$0.5	$—	$—		$0.5	$0.5	$1.0	$1.0

$32	$34	$257	$230	$19	$68		$(2)	$(30)	$274	$268

15%	14%	26%	23%	NM	NM		NM	NM	26%	22%
1.75%	1.42%	2.20%	1.93%	NM	NM		NM	NM	2.12%	1.92%
34%	38%	34%	33%	NM	NM		NM	NM	35%	33%	(f)
37%	42%	38%	37%	NM	NM		NM	NM	40%	38%	(f)
57%	58%	61%	62%	NM	NM		NM	NM	59%	62%	(f)

Large							Real Estate
Corporate		Total Core					Workout/Other		Consolidated
Banking		Business Sectors		Divestitures			Activity		Results

2000	1999	2000	1999	2000	1999		2000	1999	2000	1999

$137	$135	$656	$643	$22	$75		$25	$16	$703	$734
143	132	1,536	1,339	45	362	(e)	6	33	1,587	1,734

280	267	2,192	1,982	67	437		31	49	2,290	2,468
20	—	34	19	(1)	10		(13)	(9)	20	20

—	1	65	69	4	4		1	1	70	74
10	11	19	20	—	—		20	19	39	39
159	159	1,320	1,232	15	204		18	59	1,353	1,495

169	171	1,404	1,321	19	208		39	79	1,462	1,608

91	96	754	642	49	219		5	(21)	808	840
32	35	289	251	12	83		7	(12)	308	322

59	61	465	391	37	136		(2)	(9)	500	518
—	—	—	—	—	—		—	—	—	(26)

$59	$61	$465	$391	$37	$136		$(2)	$(9)	$500	$492

$7.6	$9.6	$42.8	$41.7	$3.9	$7.2		$0.4	$1.3	$47.1	$50.2
$0.8	$1.0	$3.6	$3.6	$0.2	$0.4		$—	$0.4	$3.8	$4.4
$0.3	$0.3	$0.5	$0.5	$—	$—		$0.5	$0.5	$1.0	$1.0

$59	$62	$517	$446	$41	$140		$(2)	$(9)	$556	$551

14%	13%	26%	22%	NM	NM		NM	NM	26%	22%
1.55%	1.28%	2.18%	1.89%	NM	NM		NM	NM	2.14%	1.97%
32%	36%	34%	32%	NM	NM		NM	NM	35%	32%	(f)
36%	40%	38%	37%	NM	NM		NM	NM	40%	37%	(f)
57%	60%	60%	62%	NM	NM		NM	NM	59%	62%	(f)

Business sectors (continued)

The Corporation’s business sectors reflect the Corporation’s organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six core business sectors. In addition, the effect of Divestitures has been displayed separately, as discussed further on page 16. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. Net interest revenue, fee revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business sectors are on a taxable equivalent basis. There is no intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 1999 Financial Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management’s judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the second quarter of 2000, the Corporation announced that its jumbo residential mortgage origination business was being realigned to focus primarily on existing private client relationships. The jumbo mortgage lending results, previously part of Wealth Management, have been moved to Divestitures. Prior period results have been restated.

The Corporation manages its business sectors utilizing growth and return strategies. The sectors managed for growth include businesses which are predominantly fee-based in nature. The Corporation invests in these businesses for future growth. The sectors managed for return, which include the more slowly growing, traditional banking businesses, are managed to drive profitability and return on equity higher, primarily focusing on improving productivity through re-engineering and effective capital management.

			% of Income				% of Income
Summary	% of Revenue		Before Taxes		% of Revenue		Before Taxes

	2Q00	2Q99	2Q00	2Q99	YTD00	YTD99	YTD00	YTD99

Growth Sectors	60%	57%	54%	53%	60%	57%	56%	53%
Return Sectors	40%	43%	46%	47%	40%	43%	44%	47%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	100%	100%

Following is a discussion of the Corporation’s business sectors. In the tables that follow, the income statement amounts and average allocated equity are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Business sectors (continued)

Sectors Managed for Growth

	Total Revenue	Operating Expense	Income Before
2Q 2000 vs. 2Q 1999	Growth	Growth	Taxes Growth

Wealth Management	14%	6%	26%
Global Investment Management	11%	14%	7%
Global Investment Services	13%	11%	20%
Total Growth Sectors	12%	11%	15%

	Total Revenue	Operating Expense	Income Before
YTD 2000 vs. YTD 1999	Growth	Growth	Taxes Growth

Wealth Management	13%	5%	26%
Global Investment Management	20%	16%	28%
Global Investment Services	13%	11%	21%
Total Growth Sectors	16%	12%	25%

The Corporation’s growth sectors continued to show strong growth in revenue and income before taxes for the second quarter and first six months of 2000. Revenue for the growth sectors grew 12% and 16%, respectively, for the second quarter and first six months of 2000, while income before taxes grew 15% and 25% for the same periods.

Wealth Management

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$110	$97	$214	$189	14%	13%
Total operating expense	$61	$59	$122	$117	6%	5%
Income before taxes	$49	$38	$92	$72	26%	26%
Return on common equity	53%	52%	51%	50%
Pretax operating margin (a)	48%	44%	47%	43%
Assets under management	$56	$53			5%
Assets under administration or custody	$35	$34			4%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Wealth Management includes private asset management services and private banking. Income before taxes increased 26% in both the second quarter and first six months of 2000 compared with the prior-year periods. These increases resulted from positive operating leverage as revenue increased 14% and 13%, respectively, with modest expense growth of 6% and 5%, respectively.

Business sectors (continued)

Global Investment Management

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$271	$244	$572	$477	11%	20%
Total operating expense	$182	$160	$369	$318	14%	16%
Income before taxes	$89	$84	$203	$159	7%	28%
Return on common equity	38%	38%	44%	37%
Pretax operating margin (a)	36%	37%	38%	36%
Assets under management	$422	$378			12%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Income before taxes increased 7% in the second quarter of 2000, compared with the second quarter of 1999 and increased 28% in the first six months of 2000, compared with the prior-year period. These increases resulted from higher mutual fund, institutional asset management and brokerage fees, offset in part by higher staff and other expenses in support of current business growth, as well as investments for growth initiatives including those outside the United States. The year-to-date 20% increase in total revenue was impacted by a $16 million higher level of investment management performance fees, primarily recorded in the first quarter. Assets under management for this sector increased 12% to $422 billion at June 30, 2000, from $378 billion at June 30, 1999, due to net new business and market appreciation. The average net assets of proprietary equity mutual funds increased $12 billion, or 29%, in the second quarter of 2000 compared to the second quarter of 1999.

Global Investment Services

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$273	$241	$531	$469	13%	13%
Total operating expense	$206	$185	$403	$363	11%	11%
Income before taxes	$67	$56	$128	$106	20%	21%
Return on common equity	34%	27%	33%	26%
Pretax operating margin (a)	26%	24%	25%	24%
Assets under management	$43	$34			27%
Assets under administration or custody	$2,222	$2,027			10%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the joint ventures. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Gross fee revenue generated by the joint ventures increased $24 million, or 27%, in the second quarter of 2000 compared with the second quarter of 1999 and

Business sectors (continued)

$68 million, or 39%, in the first six months of 2000, compared to the prior-year period. Income before taxes increased 20% in the second quarter of 2000, compared with the second quarter of 1999, and increased 21% in the year over year comparison. These increases primarily resulted from higher institutional trust and custody revenue from net new business and higher securities lending revenue. Assets under administration or custody exceeded $2.2 trillion at June 30, 2000, an increase of 10% from June 30, 1999.

Sectors Managed for Return

	Pretax Operating		Return on		Average
	Margin (a)		Common Equity		Allocated Equity

	2Q00	2Q99	2Q00	2Q99	2Q00	2Q99

Regional Consumer Banking	42%	41%	23%	21%	$691	$709
Specialized Commercial Banking	57%	46%	19%	16%	$982	$881
Large Corporate Banking	37%	42%	15%	14%	$1,074	$1,256

Total Return Sectors	45%	43%	19%	17%	$2,747	$2,846

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

	Pretax Operating		Return on		Average
	Margin (a)		Common Equity		Allocated Equity

	YTD00	YTD99	YTD00	YTD99	YTD00	YTD99

Regional Consumer Banking	41%	38%	21%	19%	$696	$713
Specialized Commercial Banking	56%	52%	20%	19%	$971	$867
Large Corporate Banking	36%	40%	14%	13%	$1,091	$1,261

Total Return Sectors	44%	43%	18%	16%	$2,758	$2,841

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

The results in the second quarter and first six months of 2000 for the return sectors continue to demonstrate the Corporation’s strategy of driving profitability and higher returns on equity, primarily focusing on improving productivity through re-engineering and effective capital management. The pretax operating margin in the second quarter of 2000 was 45%, up from 43% in the second quarter of 1999. The Corporation also continues to aggressively manage capital levels in the return sectors. Average allocated equity decreased $99 million in the second quarter of 2000 and the return on common equity increased to 19%, up 200 basis points from the second quarter of 1999. The pretax operating margin for the first six months of 2000 was 44%, up from 43% in the prior year period. The return on common equity of 18% for the first six months of 2000 increased 200 basis points year over year with average allocated equity down $83 million.

Business sectors (continued)

Regional Consumer Banking

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$164	$168	$321	$327	(3)%	(2)%
Total operating expense	$102	$109	$207	$221	(7)%	(7)%
Income before taxes	$58	$55	$107	$98	5%	9%
Return on common equity	23%	21%	21%	19%
Pretax operating margin (a)	42%	41%	41%	38%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Income before taxes increased 5% in the second quarter of 2000, compared with the second quarter of 1999, and increased 9% in the year over year comparison. These increases reflect the benefits of productivity improvements as expense decreased 7% in both periods. Return on equity improved by 200 basis points in both periods, and the pretax operating margin improved by 100 basis points in the second quarter of 2000, compared with the second quarter of 1999, and by 300 basis points year over year.

Specialized Commercial Banking

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$132	$122	$274	$253	8%	9%
Total operating expense	$67	$68	$134	$131	(1)%	3%
Income before taxes	$65	$46	$133	$111	41%	20%
Return on common equity	19%	16%	20%	19%
Pretax operating margin (a)	57%	46%	56%	52%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending, and venture capital. Income before taxes increased 41% in the second quarter of 2000, compared with the second quarter of 1999, and increased 20% in the year over year comparison. These increases primarily resulted from higher equity investment revenue and effective expense management. Mellon Ventures, Inc., the Corporation’s venture capital group, recorded income before taxes of less than $1 million in the second quarter of 2000 compared with a pre-tax loss of $4 million in the prior-year period and income before taxes of $13 million for the first six months of 2000 compared with less than $1 million in the prior-year period. The return on common equity was 19% in the second quarter of 2000, up from 16% in the prior year while the pretax operating margin reached 57% in the second quarter of 2000.

Business sectors (continued)

Large Corporate Banking

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$145	$140	$280	$267	3%	5%
Total operating expense	$88	$87	$169	$171	1%	(1)%
Income before taxes	$49	$53	$91	$96	(7)%	(5)%

Return on common equity	15%	14%	14%	13%
Pretax operating margin (a)	37%	42%	36%	40%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading, and international banking. Income before taxes decreased 7% in the second quarter of 2000, compared with the second quarter of 1999, and decreased 5% in the year over year comparison. These decreases resulted from higher credit quality expense in both periods, which more than offset revenue growth in both periods and low expense growth in the quarter over quarter comparison. The revenue growth was driven primarily by the cash management business line, which improved by $14 million, or 17%, in the second quarter of 2000 compared with the second quarter of 1999, and by $24 million, or 15%, in the first six months of 2000 compared with the first six months of 1999.

Business sectors (continued)

Total Core Business Sectors

					Growth rates
	Quarter ended		Six months ended
					2Q 00	6 Mos 00
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2000	1999	2000	1999	2Q 99	6 Mos 99

Total revenue	$1,095	$1,012	$2,192	$1,982	8%	11%
Total operating expense	$706	$668	$1,404	$1,321	6%	6%
Income before taxes	$377	$332	$754	$642	13%	17%
Return on common equity	26%	23%	26%	22%
Pretax operating margin (a)	38%	37%	38%	37%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Income before taxes for the Total Core Business Sectors increased 13% in the second quarter of 2000, compared with the second quarter of 1999, and increased 17% in the year over year comparison. The Total Core Business Sectors contribution to earnings per share increased 21% and 26% in the second quarter of 2000 and first six months of 2000, respectively, over the prior-year periods.

Earnings Per Share Contribution From Total Core Business Sectors

(in millions, except
per share amounts)	2Q00	2Q99	Growth	YTD00	YTD99	Growth

Net Income	$233	$203	15%	$465	$391	19%
Average Shares and Equivalents - diluted	495.1	525.7	(6)%	498.6	528.5	(6)%
EPS Contribution	$.47	$.39	21%	$.93	$.74	26%

Divestitures

Divestitures includes the jumbo residential mortgage origination business and the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000. Results in 1999 also include residential and commercial mortgage loan origination and servicing, credit card, and network services transaction processing. The second quarter of 1999 includes a $59 million pre-tax net gain from divestitures. The first six months of 1999 includes a $142 million pre-tax net gain from divestitures.

Business sectors (continued)

Real Estate Workout/ Other Activity

Real Estate Workout/ Other Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the lines of business. The Real Estate Workout/ Other Activity sector’s income before taxes for the second quarter of 2000 was $1 million, compared with a pretax loss of $49 million in the second quarter of 1999. This sector’s income before taxes was $5 million in the first six months of 2000, compared with a pretax loss of $21 million in the first six months of 1999. Revenue primarily reflects earnings on the use of proceeds from the trust-preferred securities and earnings on capital above that required for the Core Business Sectors, and gains from the sales of assets. Credit quality revenue in 2000 primarily reflects loan recoveries from loans to lesser developed countries while 1999 revenue is primarily gains from the sale of acquired property. Operating expense includes trust-preferred securities expense and various expenses for items not attributable to the operations of a business sector. The second quarter of 1999 includes $56 million of nonrecurring expenses related to a $30 million charitable contribution to the Mellon Financial Corporation Foundation and $26 million of expenses as part of the Mellon Third Century strategic initiatives. Average assets primarily include assets of certain support areas not identified with the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors.

Business sectors (continued)

			Global		Global		Regional		Specialized
	Wealth		Investment		Investment		Consumer		Commercial
	Management		Management		Services		Banking		Banking
(dollar amounts in millions,
averages in billions)	2Q00	1Q00	2Q00	1Q00	2Q00	1Q00	2Q00	1Q00	2Q00	1Q00

Revenue:
Net interest revenue (expense)	$30	$27	$(4)	$(3)	$15	$13	$121	$121	$99	$100
Fee and other revenue	80	77	275	304	258	245	43	36	33	42

Total revenue	110	104	271	301	273	258	164	157	132	142
Credit quality expense (revenue)	—	—	—	—	—	—	4	3	—	7

Operating expense:
Intangible amortization	4	4	8	7	3	3	9	12	7	8
Trust-preferred securities	—	1	—	—	—	—	1	1	3	3
Other	57	56	174	180	203	194	92	92	57	56

Total operating expense	61	61	182	187	206	197	102	105	67	67

Income (loss) before taxes and cumulative effect of accounting change	49	43	89	114	67	61	58	49	65	68
Income taxes (benefits)	19	16	36	46	25	24	22	18	25	26

Net income (loss)	$30	$27	$53	$68	$42	$37	$36	$31	$40	$42

Average assets	$2.8	$2.9	$2.7	$2.6	$2.1	$1.8	$14.3	$14.8	$13.3	$13.1
Average common equity	$0.2	$0.2	$0.6	$0.5	$0.5	$0.5	$0.7	$0.7	$0.8	$0.8
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2

Cash net income (loss) (a)	$33	$30	$58	$74	$45	$41	$43	$40	$46	$48

Return on common equity (b)	53%	49%	38%	50%	34%	32%	23%	19%	19%	21%
Return on assets (b)	4.27%	3.68%	NM	NM	NM	NM	1.03%	0.84%	1.20%	1.31%
Pretax operating margin	44%	42%	33%	38%	25%	24%	36%	31%	49%	48%
Pretax operating margin (c)	48%	46%	36%	40%	26%	25%	42%	40%	57%	55%
Efficiency ratio (c)	52%	54%	64%	60%	74%	75%	56%	58%	43%	40%

(a)	Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.
(b)	Ratios are annualized.

(c)	Excludes amortization of intangibles and trust—preferred securities expense.

NM — Not meaningful

Income before taxes for the Corporation’s Total Core Business Sectors totaled $377 million in the second quarter of 2000, unchanged from the first quarter of 2000. Total revenue decreased $2 million, or less than 1%. This decrease primarily reflected lower equity investment revenue, foreign currency and securities trading revenue, brokerage fees, and investment management performance fees that were substantially offset by higher net interest revenue. Operating expense increased $8 million, or 1%, in support of business growth, and credit quality expense decreased $10 million.

Large		Total Core				Real Estate
Corporate		Business				Workout/Other		Consolidated
Banking		Sectors		Divestitures		Activity		Results

2Q00	1Q00	2Q00	1Q00	2Q00	1Q00	2Q00	1Q00	2Q00	1Q00

$71	$66	$332	$324	$10	$12	$10	$15	$352	$351
74	69	763	773	19	26	(1)	7	781	806

145	135	1,095	1,097	29	38	9	22	1,133	1,157
8	12	12	22	(1)	—	—	(13)	11	9

—	—	31	34	2	2	—	1	33	37
5	5	9	10	—	—	10	10	19	20
83	76	666	654	7	8	(2)	20	671	682

88	81	706	698	9	10	8	31	723	739

49	42	377	377	21	28	1	4	399	409
17	15	144	145	5	7	3	4	152	156

$32	$27	$233	$232	$16	$21	$(2)	$—	$247	$253

$7.3	$7.9	$42.5	$43.1	$3.9	$4.0	$0.6	$0.1	$47.0	$47.2
$0.8	$0.9	$3.6	$3.6	$0.2	$0.2	$—	$0.1	$3.8	$3.9
$0.3	$0.3	$0.5	$0.5	$—	$—	$0.5	$0.5	$1.0	$1.0

$32	$27	$257	$260	$19	$22	$(2)	$—	$274	$282

15%	13%	26%	26%	NM	NM	NM	NM	26%	26%
1.75%	1.36%	2.20%	2.17%	NM	NM	NM	NM	2.12%	2.15%
34%	31%	34%	34%	NM	NM	NM	NM	35%	35%
37%	34%	38%	38%	NM	NM	NM	NM	40%	40%
57%	57%	61%	60%	NM	NM	NM	NM	59%	59%

Noninterest revenue

	Quarter ended			Six months ended

(dollar amounts in millions,	June 30,	March 31,	June 30,	June 30,	June 30,
unless otherwise noted)	2000	2000	1999	2000	1999

Trust and investment fee revenue:
Investment management	$310	$324	$284	$634	$562
Administration and custody	173	173	154	346	301
Benefits consulting	63	56	61	119	117
Brokerage fees	19	25	16	44	31

Total trust and investment fee revenue	565	578	515	1,143	1,011
Cash management and deposit transaction charges	83	74	78	157	150
Foreign currency and securities trading revenue	42	51	45	93	88
Financing-related revenue	43	39	49	82	98
Equity investment revenue	17	36	7	53	30
Mortgage servicing fees	2	2	51	4	103
Other	21	18	42	39	96

Total fee and other revenue	773	798	787	1,571	1,576
Net gain from divestitures	—	—	59	—	142
Gains on the sales of securities	—	—	—	—	—

Total noninterest revenue	$773	$798	$846	$1,571	$1,718

Fee revenue as a percentage of net interest and fee revenue (FTE)	69%	70%	69%	69%	68%
Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	50%	50%	45%	50%	44%

Assets under management at period end (in billions)	$521	$511	$465
Assets under administration or custody at period end (in billions)	$2,257	$2,261	$2,061

Note: Prior to the first quarter of 2000, various items, previously reported in other fee revenue, have been reclassified to mutual fund administration and custody revenue in trust and investment fee revenue, cash management and deposit transaction charges, financing-related revenue and equity investment revenue. Second quarter 1999 and six months ended June 30, 1999, have been restated and the percentages of trust and investment fee revenue to net interest and fee revenue have been recalculated. For analytical purposes, the term “fee revenue,” as utilized throughout this Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities and the net gain from divestitures.

Memo:

Gross joint venture fee revenue (a)	$132	$134	$105	$266	$196

(a)	The Corporation accounts for its interest in joint ventures under the equity method of accounting with the net results primarily recorded as either trust and investment fee revenue or other fee revenue. The gross joint venture fee revenue is not included in total noninterest revenue above.

Fee revenue

Fee revenue of $773 million in the second quarter of 2000 was impacted by the 1999 network services and mortgage banking divestitures and the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party. Excluding these factors, fee revenue increased 9% in the second quarter of 2000 compared with the prior-year period, primarily due to a 12% increase in trust and investment fee revenue.

Noninterest revenue (continued)

	2nd Qtr. 2000	2nd Qtr. 2000	Six Mo. 2000
	over	over	over
Fee revenue growth (a)	2nd Qtr. 1999	1st Qtr. 2000	Six Mo. 1999

Trust and investment fee revenue growth	12%	—%	14%
Total fee revenue growth	9%	(2)%	11%

(a)	Excluding the effect of divestitures and the expiration of the long-term mutual fund administration contract with a third party.

Investment management fee revenue

	Quarter ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2000	2000	1999	2000	1999

Managed mutual fund fees (a):
Equity funds	$83	$83	$65	$166	$126

Taxable money market funds:
Institutional	27	27	27	54	52
Individuals	9	10	9	19	18
Tax-exempt bond funds	20	20	23	40	46
Fixed-income funds	10	11	12	21	24
Tax-exempt money market funds	8	7	7	15	15
Nonproprietary	10	8	6	18	12

Total managed mutual fund fees	167	166	149	333	293
Private asset	77	76	73	153	144
Institutional asset	66	82	62	148	125

Total investment management fee revenue	$310	$324	$284	$634	$562

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $8 million, $9 million and $9 million at June 30, 2000, March 31, 2000, and June 30, 1999, respectively. Net of year-to-date fees waived and fund expense reimbursements of $17 million at both June 30, 2000, and June 30, 1999.

Investment management fee revenue increased $26 million, or 9%, in the second quarter of 2000, compared with the prior-year period, and increased $72 million, or 13%, in the first six months of 2000, compared with the first six months of 1999. The increase in the second quarter of 2000 compared to the second quarter of 1999 resulted from an $18 million, or 11%, increase in mutual fund management revenue; a $4 million, or a 5%, increase in private asset management revenue; and a $4 million, or 7%, increase in institutional asset management revenue. These increases resulted from net new business and an increase in the market value of assets under management. The $16 million decrease in institutional asset management revenue in the second quarter of 2000, compared with the first quarter of 2000, primarily resulted from a $14 million lower level of investment management performance fees. The measurement period for these fees is generally annually with revenue recorded in the fourth and first quarters each year.

Noninterest revenue (continued)

Mutual fund management fees are based upon the average net assets of each fund. The average assets of proprietary mutual funds managed in the second quarter of 2000 were $136 billion, up $10 billion, or 8%, from $126 billion in the second quarter of 1999 and down $1 billion, or less than 1%, from $137 billion in the first quarter of 2000. The increase resulted from net increases in average assets of equity funds. Proprietary equity funds averaged $56 billion in the second quarter of 2000, compared with $44 billion in the second quarter of 1999.

As shown in the table below, the market value of assets under management was $521 billion at June 30, 2000, a $10 billion, or 2%, increase from $511 billion at March 31, 2000, and a $56 billion, or 12%, increase from $465 billion at June 30, 1999. The increase at June 30, 2000, compared to March 31, 2000, was primarily due to net new business. A key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 1.2% in the second quarter of 2000, while the equity market, as measured by the Standard and Poor’s 500 Index, decreased 2.9% in the second quarter of 2000. At June 30, 2000, the market values of these assets managed by the Corporation were comprised as follows: approximately 50% equities; approximately 15% fixed income; approximately 20% money market; approximately 10% securities lending cash collateral; and approximately 5% currency overlay and global fixed-income products.

Market value of assets under management
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(in billions)	2000	2000	1999	1999	1999

Mutual fund assets managed:
Equity funds	$59	$59	$54	$45	$46

Taxable money market funds:
Institutional	41	41	42	38	39
Individuals	10	11	9	10	9
Tax-exempt bond funds	14	14	14	15	16
Fixed-income funds	7	7	7	7	7
Tax-exempt money market funds	7	8	8	7	8
Nonproprietary	31	31	30	26	26

Total mutual fund assets managed	169	171	164	148	151
Private assets	54	54	55	53	55
Institutional assets (a)	298	286	269	245	259

Total market value of assets under management	$521	$511	$488	$446	$465

(a)	Includes assets managed at Pareto Partners of $30 billion at June 30, 2000; $32 billion at March 31, 2000; $32 billion at Dec. 31, 1999; $28 billion at Sept. 30, 1999; and $28 billion at June 30, 1999. The Corporation has a 30% equity interest in Pareto Partners.

At June 30, 2000, the combined market values of $31 billion of nonproprietary mutual funds and $298 billion of institutional assets managed, by asset type, were as follows: equities, $120 billion; balanced, $40 billion; fixed income, $44 billion; money market, $82 billion; and $43 billion in currency overlay and global fixed-income products, primarily at Pareto Partners, for a total of $329 billion.

Noninterest revenue (continued)

Administration and custody fee revenue

	Quarter ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2000	2000	1999	2000	1999

Institutional trust	$134	$121	$104	$255	$204
Mutual fund	35	48	45	83	87
Private asset	4	4	5	8	10

Total administration and custody fee revenue	$173	$173	$154	$346	$301

As shown in the table above, administration and custody fee revenue increased $19 million, or 13%, in the second quarter of 2000 compared with the second quarter of 1999, and increased $45 million, or 15%, in the first six months of 2000 compared to the first six months of 1999. The increase in the second quarter of 2000 compared to the second quarter of 1999 primarily resulted from a $30 million, or 29%, increase in institutional trust and custody revenue resulting from net new business and an $8 million increase in securities lending revenue.

The results of joint ventures are accounted for under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. The table below shows institutional trust and custody fee revenue including the gross revenue generated by the Corporation’s joint ventures that provide such services. Including the institutional trust and custody gross revenue generated by joint ventures, institutional trust and custody revenue increased $38 million, or 21%, compared with the second quarter of 1999 and decreased $1 million compared with the first quarter of 2000. Gross revenue generated by joint ventures in the first quarter of 2000 was impacted by higher revenues from a large insurance company demutualization.

	Quarter ended			Six months ended

Institutional trust and custody fee revenue	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2000	2000	1999	2000	1999

Total institutional trust and custody fee revenue - as reported	$134	$121	$104	$255	$204
Adjustment to reflect joint venture revenue	85	99	77	184	142

Adjusted institutional trust and custody fee revenue	$219	$220	$181	$439	$346

The $10 million, or 23%, decrease in mutual fund administration and custody fee revenue in the second quarter of 2000 compared with the second quarter of 1999 was due to the expiration of the long-term mutual fund administration contract with a third party in May 2000. Fees from this contract totaled approximately $13 million pre-tax, or $.015 per common share, in the second quarter through May 2000, when the contract expired. Fees from this contract totaled approximately $22 million pre-tax, or $.03 per common share, in the second quarter of 1999 and approximately $24 million pre-tax, or $.03 per common share, in the first quarter of 2000.

Noninterest revenue (continued)

The market value of assets under administration or custody, shown in the table below was $2,257 billion at June 30, 2000, a decrease of $4 billion, or less than 1%, compared with $2,261 billion at March 31, 2000, and an increase of $196 billion, or 10%, compared with $2,061 billion at June 30, 1999.

Market value of assets under administration or custody	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(in billions)	2000	2000	1999	1999	1999

Institutional trust assets (a)(b)	$2,122	$2,131	$2,074	$2,046	$1,954
Mutual fund assets	100	93	87	76	73
Private assets	35	37	37	34	34

Total market value of assets under administration or custody	$2,257	$2,261	$2,198	$2,156	$2,061

(a)	Includes $320 billion of assets at June 30, 2000; $325 billion of assets at March 31, 2000; $324 billion of assets at Dec. 31, 1999; $350 billion of assets at Sept. 30, 1999; and $327 billion of assets at June 30, 1999, administered by CIBC Mellon Global Securities Services, a joint venture.

(b)	Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, were $78 billion at June 30, 2000; $60 billion at March 31, 2000; $58 billion at Dec. 31, 1999; and $32 billion at Sept. 30, 1999.

Benefits consulting

Benefits consulting fees generated by Buck Consultants increased $2 million, or 2%, in the second quarter of 2000, compared with the second quarter of 1999. The increase primarily resulted from net new business and increased project activity with existing clients partially offset by the impact of the contribution of pre-existing business to joint ventures. The $7 million increase compared with the first quarter of 2000 primarily reflects the seasonal nature of many consulting services with the first quarter of the year generally having the lowest level of billable hours.

Brokerage fees

The $3 million, or 25%, increase in brokerage fees in the second quarter of 2000 compared to the second quarter of 1999 primarily resulted from higher trading volumes in the active equities market. Dreyfus Brokerage Services, Inc. averaged approximately 13,200 trades per day in the second quarter of 2000, compared with approximately 16,500 trades per day in the first quarter of 2000 and approximately 9,800 trades per day in the second quarter of 1999.

Cash management and deposit transaction charges/foreign currency and securities trading revenue

Cash management fees and deposit transaction charges increased $5 million, or 6%, in the second quarter of 2000, compared with the second quarter of 1999, while foreign currency and securities trading revenue decreased by $3 million, or 8%, in the second quarter of 2000, compared with the second quarter of 1999. Foreign currency and securities trading revenue decreased $9 million in the second quarter of 2000 compared with a record level in the first quarter of 2000 due to less favorable market conditions.

Noninterest revenue (continued)

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $60 million in the second quarter of 2000 compared with $75 million in the first quarter of 2000, and $56 million in the second quarter of 1999. Financing-related revenue primarily includes loan commitment fees; letters of credit and acceptance fees; loan securitization revenue; gains or losses on loan securitizations and sales; and gains or losses on lease residuals. Financing-related revenue decreased $6 million in the second quarter of 2000 compared with the second quarter of 1999, due in part to lower gains on loan securitizations and loan sales. Equity investment revenue, which includes gains and losses on venture capital investments, increased $10 million in the second quarter of 2000 compared with the second quarter of 1999, but decreased $19 million compared with the first quarter of 2000.

Mortgage servicing fees

The $2 million of mortgage servicing fees in the second quarter of 2000 relates to the servicing of jumbo mortgages, which were retained by the Corporation following the 1999 divestiture of the mortgage businesses.

Other revenue

Other revenue decreased $21 million in the second quarter of 2000 compared with the second quarter of 1999. The decrease primarily related to the June 1999 divestiture of the network services transaction processing unit as well as lower gains on the sale of assets. The network services business generated $14 million of fee revenue in the second quarter of 1999.

Net gain from divestitures

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

In the second quarter of 1999, the Corporation recorded a $59 million pre-tax net gain from divestitures. The after-tax impact totaled $38 million, or $.07 per common share. The net gain primarily resulted from a gain on the sale of the network services transaction processing unit, partially offset by an adjustment to the first quarter 1999 write-down of the residential mortgage business to reflect the estimated sales proceeds to be received. Including the $83 million pre-tax net gain from the first quarter 1999, the pre-tax net gain from divestitures totaled $142 million for the first half of 1999.

Noninterest revenue (continued)

Second quarter 2000 compared with first quarter 2000

Fee revenue, excluding the effect of the expiration of the long-term mutual fund administration contract with a third party, decreased 2% in the second quarter of 2000 compared with the first quarter of 2000, primarily resulting from decreases in equity investment revenue, and foreign currency and securities trading revenue, as well as lower investment management performance fees as discussed on page 21.

Year-to-date 2000 compared with year-to-date 1999

Fee revenue totaled $1.571 billion in the first six months of 2000, a $5 million decrease compared with $1.576 billion in the first six months of 1999. Fee revenue for the first six months of 2000 was impacted by the divestiture of the credit card business, network services transaction processing unit and the mortgage banking businesses, as well as the expiration of the long-term mutual fund administration contract with a third party. Excluding the effect of these factors, fee revenue for the first six months of 2000 increased 11% compared with the first six months of 1999, due to a 14% increase in trust and investment fee revenue.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the second quarter of 2000 totaled $352 million, compared with $363 million in the second quarter of 1999 and $351 million in the first quarter of 2000. The net interest margin was 3.86% in the second quarter of 2000, compared with 3.74% in the second quarter of 1999 and 3.75% in the first quarter of 2000. The $11 million decrease in net interest revenue on a fully taxable equivalent basis in the second quarter of 2000, compared with the second quarter of 1999, primarily resulted from the divestiture of the mortgage banking businesses. The residential mortgage warehouse portfolio averaged approximately $900 million in the second quarter of 1999. Excluding the net interest revenue generated by the mortgage banking businesses, net interest revenue increased 1% compared with the second quarter of 1999, reflecting the positive impact of interest-free funds in a rising rate environment, primarily offset by higher funding costs related to the repurchase of common stock.

Year-to-date 2000 compared with year-to-date 1999

Net interest revenue and net interest margin, on a fully taxable equivalent basis, were $703 million and 3.80%, respectively, in the first half of 2000, compared with $734 million and 3.76%, respectively, in the first half of 1999. The $31 million decrease in net interest revenue on a fully taxable equivalent basis primarily resulted from the divestitures of the credit card and mortgage banking businesses and higher funding costs related to the repurchase of common stock, partially offset by the positive impact of interest-free funds. Excluding the net interest revenue generated by the divested businesses, net interest revenue increased 1% compared with the first six months of 1999.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

		Six months ended

		June 30, 2000		June 30, 1999
		Average	Average	Average	Average
(dollar amounts in millions)		balance	yields/rates	balance	yields/rates

Assets	Interest-earning assets:
	Interest-bearing deposits with banks	$911	5.64%	$763	4.78%
	Federal funds sold and securities under resale agreements	975	6.15	550	5.20
	Other money market investments	80	5.01	52	4.39
	Trading account securities	231	6.86	353	5.02
	Securities:
	U.S. Treasury and agency securities (a)	6,130	6.57	6,473	6.46
	Obligations of states and political subdivisions (a)	135	6.16	115	6.68
	Other (a)	97	7.51	95	7.24
	Loans, net of unearned discount (a)	28,612	7.95	30,980	7.40

	Total interest-earning assets	37,171	7.60	39,381	7.14
	Cash and due from banks	3,237		3,113
	Premises and equipment	569		572
	Customers’ acceptance liability	104		115
	Net acquired property	19		36
	Other assets (a)	6,611		7,427
	Reserve for credit losses	(406)		(457)

	Total assets	$47,305		$50,187

Liabilities,	Interest-bearing liabilities:
trust-preferred	Deposits in domestic offices:
securities and	Demand	$493	4.48%	$369	1.82%
shareholders’	Money market and other savings accounts	12,573	3.27	12,241	2.77
equity	Retail savings certificates	6,592	4.96	6,783	4.55
	Other time deposits	1,033	5.55	1,552	5.06
	Deposits in foreign offices	2,984	4.77	2,993	4.34

	Total interest-bearing deposits	23,675	4.05	23,938	3.60
	Federal funds purchased and securities under repurchase agreements	1,663	5.80	2,588	4.68
	Short-term bank notes	678	6.16	689	5.01
	U.S. Treasury tax and loan demand notes	376	5.74	577	4.59
	Term federal funds purchased	244	6.06	494	5.04
	Commercial paper	143	6.24	145	5.31
	Other funds borrowed	507	7.26	426	7.76
	Notes and debentures (with original maturities over one year)	3,424	6.75	3,369	6.61

	Total interest-bearing liabilities	30,710	4.60	32,226	4.14
	Total noninterest-bearing deposits	8,816		9,783
	Acceptances outstanding	104		115
	Other liabilities (a)	2,696		2,650

	Total liabilities	42,326		44,774

	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	991		991

	Shareholders’ equity (a)	3,988		4,422

	Total liabilities, trust-preferred securities and shareholders’ equity	$47,305		$50,187

Rates	Yield on total interest-earning assets		7.60%		7.14%
	Cost of funds supporting interest-earning assets		3.80		3.38

	Net interest margin:
	Taxable equivalent basis		3.80%		3.76%
	Without taxable equivalent increments		3.78		3.74

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

				Quarter ended

June 30, 2000		March 31, 2000		Dec. 31, 1999		Sept. 30, 1999		June 30, 1999
Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
balance	yields/rates	balance	yields/rates	balance	yields/rates	balance	yields/rates	balance	yields/rates

$1,065	5.68%	$757	5.58%	$944	4.81%	$740	4.85%	$750	4.71%

1,062	6.34	888	5.94	1,254	5.64	655	5.20	635	5.47
92	4.80	68	5.30	69	4.80	68	4.26	60	4.22
214	7.21	248	6.56	372	5.79	403	5.27	414	4.87

6,117	6.62	6,145	6.52	6,204	6.40	6,297	6.33	6,442	6.40
139	6.17	131	6.15	118	5.82	121	5.84	118	6.44
93	6.32	101	8.61	84	8.49	86	8.12	93	7.38
27,943	8.13	29,280	7.78	29,158	7.50	30,179	7.31	30,501	7.30

36,725	7.73	37,618	7.47	38,203	7.17	38,549	7.04	39,013	7.05
3,493		2,982		3,010		2,970		3,078
572		566		548		552		570
86		122		130		132		116
21		16		17		13		36
6,709		6,513		6,076		7,211		7,365
(405)		(407)		(408)		(414)		(416)

$47,201		$47,410		$47,576		$49,013		$49,762

$480	4.68%	$506	4.29%	$593	4.00%	$380	3.33%	$369	2.07%
12,577	3.31	12,569	3.23	12,721	3.05	12,674	2.85	12,477	2.79
6,640	5.06	6,545	4.86	6,588	4.63	6,612	4.50	6,644	4.47
1,140	5.60	927	5.50	849	5.06	1,106	5.26	1,244	4.90
2,916	4.94	3,051	4.61	3,108	4.30	3,111	4.40	2,722	4.29

23,753	4.14	23,598	3.97	23,859	3.74	23,883	3.63	23,456	3.54

1,621	6.16	1,705	5.45	1,533	5.00	1,791	4.92	2,279	4.70
453	6.37	903	6.05	1,055	5.77	821	5.33	846	4.98
301	6.26	450	5.39	300	5.32	592	4.73	584	4.58
140	6.26	347	5.97	359	5.67	362	5.34	508	5.04
189	6.40	98	5.93	104	5.46	119	5.51	157	5.35
524	7.69	491	6.79	426	7.52	409	8.88	417	7.23

3,395	6.76	3,453	6.74	3,585	6.57	3,372	6.57	3,387	6.55

30,376	4.68	31,045	4.51	31,221	4.29	31,349	4.18	31,634	4.08
9,009		8,622		8,681		9,579		9,902
86		122		130		132		116
2,801		2,592		2,338		2,658		2,705

42,272		42,381		42,370		43,718		44,357

991		991		991		991		991

3,938		4,038		4,215		4,304		4,414

$47,201		$47,410		$47,576		$49,013		$49,762

	7.73%		7.47%		7.17%		7.04%		7.05%
	3.87		3.72		3.51		3.41		3.31

	3.86%		3.75%		3.66%		3.63%		3.74%
	3.84		3.72		3.64		3.60		3.71

Operating expense

	Quarter ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2000	2000	1999	2000	1999

Staff expense	$390	$397	$397	$ 787	$ 788
Professional, legal and other purchased services	70	67	73	137	144
Net occupancy expense	58	64	64	122	125
Equipment expense	38	37	63	75	104
Amortization of goodwill and other intangible assets	33	37	37	70	74
Business development	38	37	64	75	97
Communications expense	23	24	30	47	59
Amortization of mortgage servicing assets and purchased credit card relationships	1	1	37	2	79
Other expense	53	55	44	108	99

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property	704	719	809	1,423	1,569
Trust-preferred securities expense	19	20	19	39	39
Net expense (revenue) from acquired property	1	(1)	(5)	—	(5)

Total operating expense	$724	$738	$823	$1,462	$1,603

Average full-time equivalent staff	26,000	26,000	28,700	26,000	28,900

Efficiency ratio (a)	62%	62%	65%	62%	65%
Efficiency ratio excluding amortization of goodwill and other intangible assets	59%	59%	62%	59%	62%

(a)	Operating expense before trust-preferred securities expense, net expense (revenue) from acquired property and second quarter 1999 nonrecurring expenses as a percentage of revenue, computed on a taxable equivalent basis, excluding the net gain on divestitures and gains on the sales of securities.

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property totaled $704 million in the second quarter of 2000, a decrease of $105 million compared with the second quarter of 1999, resulting from the 1999 network services and mortgage banking divestitures and the recording of $56 million of nonrecurring expenses in the second quarter of 1999. The nonrecurring expenses recorded in the second quarter of 1999 included a $30 million charitable contribution to the Mellon Financial Corporation Foundation, which was classified as business development expense in the table above, and $26 million of expenses in connection with replacing obsolete computer equipment and closing facilities as part of Mellon Third Century initiatives, a strategic planning process designed to drive long-term growth while continuing to produce high returns on capital. The Third Century expenses were recorded as $21 million of equipment expense and $5 million of net occupancy expense. Excluding the effect of these divestitures and nonrecurring expenses, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 5% compared with the second quarter of 1999, reflecting higher staff expense as well as other expenses in support of business growth.

	2nd Qtr. 2000	2nd Qtr. 2000	Six Mo. 2000
	over	over	over
Operating expense growth	2nd Qtr. 1999	1st Qtr. 2000	Six Mo. 1999

Operating expense growth	5%(a )	(2)%	7%(a )

(a)	Excludes the effect of divestitures and second quarter 1999 nonrecurring expenses.

Operating expense (continued)

Second quarter 2000 compared with first quarter 2000

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property decreased $15 million, or 2%, compared with the first quarter of 2000. This decrease was primarily due to lower incentive and occupancy expense.

Year-to-date 2000 compared with year-to-date 1999

Excluding the effect of the nonrecurring expenses and divestitures, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 7% during the first six months of 2000 compared with the prior-year period.

Income taxes

The provision for income taxes totaled $288 million in the first half of 2000 compared with $302 million in the first half of 1999. The Corporation’s effective tax rate for the first half of 2000 was 36.5%, unchanged from the first half of 1999 excluding the effect of the net gain from divestitures and nonrecurring expenses. It is currently anticipated that the effective tax rate will be approximately 36.5% for the remainder of 2000.

Asset/liability management

	Quarter ended

	June 30,	March 31,	June 30,
(average balances in millions)	2000	2000	1999

Assets:
Money market investments	$2,219	$1,713	$1,445
Trading account securities	214	248	414
Securities	6,121	6,155	6,652
Loans	27,943	29,283	30,504

Total interest-earning assets	36,497	37,399	39,015
Noninterest-earning assets	10,886	10,213	11,167
Reserve for credit losses	(405)	(407)	(416)

Total assets	$46,978	$47,205	$49,766

Funds supporting total assets:
Core funds	$38,883	$38,171	$40,123
Wholesale and purchased funds	8,095	9,034	9,643

Funds supporting total assets	$46,978	$47,205	$49,766

The Corporation’s average interest-earning assets decreased $2.5 billion in the second quarter of 2000, compared with the second quarter of 1999. This decrease primarily resulted from a lower level of average loans reflecting a lower level of wholesale loans as well as the impact of the divestiture of the mortgage banking businesses.

Asset/liability management (continued)

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $2.8 billion in the second quarter of 2000 from the prior-year period, primarily reflecting the lower level of loans. Average core funds decreased $1.2 billion in the second quarter of 2000 from the prior-year period, primarily due to a lower level of noninterest-earning money market deposit accounts, and a decrease in shareholders’ equity, resulting from common share repurchases. Core funds averaged 101% of core assets in the second quarter of 2000, compared with 98% in the first quarter of 2000 and 97% in the second quarter of 1999.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, short-term bank notes, U.S. Treasury tax and loan demand notes, commercial paper, other time deposits and other funds borrowed. Wholesale and purchased funds decreased $1.5 billion in the second quarter of 2000 from the prior-year period, primarily due to a decrease in federal funds purchased and short-term bank notes. As a percentage of total average assets, average wholesale and purchased funds were 17% in the second quarter of 2000, compared with 19% in both the first quarter of 2000 and the second quarter of 1999.

Composition of loan portfolio

The loan portfolio decreased $2.581 billion and $2.877 billion, respectively at June 30, 2000, compared with Dec. 31, 1999, and June 30, 1999. The decrease from Dec. 31, 1999, primarily reflects a lower level of wholesale loans. The decrease from June 30, 1999, reflects a lower level of wholesale loans, and the divestiture of the residential mortgage business in September 1999, partially offset by increases in business banking and margin loans. At June 30, 2000, the composition of the loan portfolio was 60% commercial and 40% consumer.

Composition of loan portfolio	June 30,	March 31,	Dec. 31,	June 30,
	2000	2000	1999	1999

Domestic loans:
Commercial and financial	$ 9,634	$ 9,912	$11,349	$12,383
Commercial real estate	2,856	2,753	2,651	2,534

Consumer credit:
Consumer mortgage	6,632	6,920	7,122	7,446
Other consumer credit	4,437	4,471	4,693	3,800

Total consumer credit	11,069	11,391	11,815	11,246
Lease finance assets	2,955	3,023	3,127	2,888

Total domestic loans	26,514	27,079	28,942	29,051
International loans	1,153	1,206	1,306	1,493

Total loans, net of unearned discount	$27,667	$28,285	$30,248	$30,544

Commercial and financial

At June 30, 2000, total domestic commercial and financial loans decreased by $1.715 billion, or 15%, compared with Dec. 31, 1999, and by $2.749 billion, or 22%, compared with June 30, 1999, primarily as

Composition of loan portfolio (continued)

a result of a lower level of wholesale lending. The decrease compared with June 30, 1999, was partially offset by an increase in business banking. Commercial and financial loans represented 35% of the total loan portfolio at June 30, 2000, compared with 38% at Dec. 31, 1999, and 41% at June 30, 1999.

Commercial real estate

Distribution of domestic commercial real estate loans	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Commercial mortgage and construction loans	$1,960	$1,845	$1,788	$1,687
Owner-occupied and other loans (a)	896	908	863	847

Total domestic commercial real estate loans	$2,856	$2,753	$2,651	$2,534

(a)	Owner-occupied and other loans are loans that are secured by real estate, but the commercial property is not being relied upon as the primary source of repayment.

At June 30, 2000, domestic commercial real estate loans increased by $205 million, or 8%, compared with Dec. 31, 1999, and by $322 million, or 13%, compared with June 30, 1999, reflecting steady loan growth. Domestic commercial real estate loans represented 10% of total loans at June 30, 2000, up from 9% at Dec. 31, 1999, and 8% at June 30, 1999.

Consumer mortgage

Distribution of domestic consumer mortgage loans	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Jumbo residential mortgages	$3,275	$3,539	$3,733	$3,367

One- to four-family residential mortgages:

Warehouse	—	—	—	670

Portfolio	609	607	620	654

Fixed-term home equity loans	1,739	1,800	1,835	1,908

Home equity revolving credit line loans	1,009	974	934	847

Total domestic consumer mortgage loans	$6,632	$6,920	$7,122	$7,446

At June 30, 2000, the domestic consumer mortgage portfolio totaled $6.632 billion, a $490 million, or 7%, decrease from Dec. 31, 1999, and an $814 million, or 11%, decrease from June 30, 1999. The decrease from June 30, 1999, resulted primarily from the divestiture of the one- to four-family residential mortgages in the residential warehouse portfolio as part of the divestiture of the residential mortgage servicing business. The decrease from Dec. 31, 1999 resulted from a lower level of jumbo residential mortgages. In the second quarter of 2000, the Corporation announced that its jumbo residential mortgage origination business was being realigned to focus primarily on existing private client relationships. As a result of this realignment, the level of jumbo residential mortgages will be reduced over time through securitizations, sales, prepayments and a lower level of originations. Domestic consumer mortgages represented 24% of the total loan portfolio at June 30, 2000, Dec. 31, 1999, and June 30, 1999.

Composition of loan portfolio (continued)

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $4.437 billion at June 30, 2000, a decrease of $256 million, or 5%, from Dec. 31, 1999, and an increase of $637 million, or 17%, from June 30, 1999. The increase compared to June 30, 1999, was primarily due to higher levels of secured margin loans at Dreyfus Brokerage Services, Inc. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1.767 billion, or 40% of this portfolio, at June 30, 2000, compared with $1.777 billion at Dec. 31, 1999, and $1.706 billion at June 30, 1999.

Lease finance assets

Lease finance assets totaled $2.955 billion at June 30, 2000, a decrease of $172 million, or 6%, compared with Dec. 31, 1999, and an increase of $67 million, or 2%, compared with June 30, 1999. The decrease compared to Dec. 31, 1999, was primarily due to a lower level of assets in the middle market leasing sector. Lease finance assets represented 11% of the total loan portfolio at June 30, 2000, compared with 10% at both Dec. 31, 1999, and June 30, 1999.

International loans

Loans to international borrowers totaled $1.153 billion at June 30, 2000, down $153 million, or 12%, from Dec. 31, 1999, and down $340 million, or 23%, from June 30, 1999, primarily due to decreased activity with large corporate customers and foreign banks.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

	June 30,		March 31,	Dec. 31,	June 30,
(in millions)	2000		2000	1999	1999

Commitments to extend credit:
Expire within one year	$19,412		$18,299	$17,505	$14,287
Expire within one to five years	14,506		15,774	16,054	17,111
Expire over five years	770		853	1,071	1,047

Total	34,688		34,926	34,630	32,445
Standby letters of credit and foreign and other guarantees	5,161	(b)	5,098	4,256	3,578
Commercial letters of credit	110	(c)	77	96	139
Residential mortgage loans serviced with recourse	—		—	—	109
Custodian securities lent with indemnification against broker default of return of securities	41,878		41,391	32,532	33,994

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 82 through 84 of the 1999 Financial Annual Report to Shareholders.

(b)	Net of participations and cash collateral totaling $460 million.

(c)	Net of cash collateral totaling $25 million.

Commitments to extend credit expiring over one year decreased $2,882 million, or 16%, at June 30, 2000, compared with June 30, 1999, and decreased $1,849 million, or 11%, compared with Dec. 31, 1999.

Capital

Selected capital data	June 30,	March 31,	Dec. 31,	June 30,
(dollar amounts in millions, except per share amounts)	2000	2000	1999	1999

Total shareholders’ equity	$3,864	$3,851	$4,016	$4,303
Total shareholders’ equity to assets ratio	8.39%	8.13%	8.38%	8.77%

Tangible shareholders’ equity (a)	$2,228	$2,190	$2,288	$2,498
Tangible shareholders’ equity to assets ratio (b)	5.03%	4.80%	4.96%	5.29%

Tier I capital ratio (c)	6.72%	6.49%	6.60%	6.87%
Total (Tier I plus Tier II) capital ratio (c)	10.97%	10.61%	10.76%	11.18%
Leverage capital ratio (c)	6.69%	6.61%	6.72%	6.70%
Total Tier I capital	$3,039	$3,012	$3,074	$3,199
Total (Tier I plus Tier II) capital	$4,959	$4,919	$5,013	$5,209
Total risk-adjusted assets	$45,217	$46,382	$46,572	$46,572
Average assets — leverage capital basis	$45,433	$45,583	$45,730	$47,727

Book value per common share	$7.91	$7.84	$8.02	$8.37
Tangible book value per common share	$4.56	$4.46	$4.57	$4.86

Closing common stock price	$36.44	$29.50	$34.06	$36.38
Market capitalization	$17,788	$14,491	$17,052	$18,704
Common shares outstanding (000)	488,171	491,210	500,623	514,211

(a)	Includes $77 million, $74 million, $67 million and $64 million, respectively, of minority interest, primarily related to Newton. In addition, includes $319 million, $323 million, $345 million and $368 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.

(b)	Shareholders’ equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles. The amount of goodwill and other intangibles subtracted from shareholders’ equity and total assets is net of any tax benefit.

(c)	The required minimum Tier I, Total and Leverage capital ratios for a bank holding company are 4%, 8% and 3%, respectively.

Shareholders’ equity at June 30, 2000, compared with the prior periods, primarily reflects common stock repurchases partially offset by earnings retention. During the second quarter of 2000, approximately 5.5 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 16.3 million shares. Of the 5.5 million shares repurchased during the second quarter of 2000, 4 million shares completed the 25 million share repurchase program that was authorized by the board of directors in September 1999. In May 2000, the board of directors authorized an additional repurchase program of up to 25 million shares of common stock to be used for general corporate purposes. Common shares outstanding at June 30, 2000 were 6.8% lower than at Dec. 31, 1998, reflecting a 35.7 million reduction over the last six quarters, net of shares reissued primarily for employee benefit plan purposes.

Common shares outstanding	Second Quarter		Year-to-date		Full Year
(in millions)	2000		2000		1999

Beginning shares outstanding	491.2		500.6		523.8
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	2.5		3.9		7.0
Shares repurchased	(5.5	)(a)	(16.3	)(b)	(30.2	)(c)

Ending shares outstanding	488.2		488.2		500.6

(a)	Purchase price of $187 million for an average share price of $34.15 per share.

(b)	Purchase price of $523 million for an average share price of $32.10 per share.

(c)	Purchase price of $1.068 billion for an average share price of $35.33 per share.

Capital (continued)

Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation’s banking subsidiaries qualified as well capitalized at June 30, 2000. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation’s banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

Acquisition-related intangibles

Acquisition-related intangibles	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Goodwill	$1,979	$2,002	$2,077	$2,159
Purchased core deposit intangibles	38	42	48	62
Other identified intangibles	15	14	15	16

Total acquisition-related intangibles	$2,032 (a)	$2,058	$2,140	$2,237

(a)	At June 30, 2000, $891 million is tax deductible and $1.141 billion is non-tax deductible.

The $205 million decrease in acquisition-related intangibles from June 30, 1999, resulted from recording amortization expense of $144 million, as well as a $61 million net reduction primarily resulting from divestitures. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2000 through 2005 is expected to be approximately $132 million, $122 million, $118 million, $114 million, $113 million and $112 million, respectively. For the full-year 2000, using common shares and equivalents outstanding at June 30, 2000, the after-tax impact of the annual amortization is expected to be approximately $109 million, or approximately $.22 per share. The after-tax impact of the annual amortization for the years 2001 through 2005 is expected to be approximately $103 million, $99 million, $97 million, $95 million and $94 million, respectively.

Mortgage servicing assets

Mortgage servicing assets	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Residential	$22	$17	$16	$1,038
Commercial	—	—	—	31

Total mortgage servicing assets	$22	$17	$16	$1,069

The decrease in total mortgage servicing assets at June 30, 2000, compared with June 30, 1999 resulted from the divestitures of the mortgage servicing businesses. The remaining $22 million of residential mortgage servicing assets at June 30, 2000, relate to the retained servicing rights on jumbo residential mortgages that were not part of the divestitures.

The Corporation capitalized $6 million of jumbo residential mortgage servicing assets in the second quarter of 2000, compared with $17 million in the second quarter of 1999 on both the portfolio that was sold and on the jumbo mortgage portfolio, in connection with both mortgage servicing portfolio purchases and loan originations. These capitalized mortgage servicing assets were partially offset by amortization. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated

Capital (continued)

life of the servicing portfolio. Net amortization expense totaled $1 million in the second quarter of 2000, compared with $37 million in the second quarter of 1999. The estimated fair value of capitalized mortgage servicing assets was approximately $29 million at June 30, 2000.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with approximately one year remaining until maturity.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $170 million during the first six months of 2000 to $3.580 billion. The increase resulted from $2.191 billion of net cash provided by investing activities and $529 million of net cash provided by operating activities, partially offset by $2.593 billion of net cash used in financing activities. Net cash provided by investing activities primarily reflected lower levels of loans and federal funds sold, partially offset by an increase in term deposits and other money market investments. Net cash used in financing activities primarily reflected decreases in short term borrowings and customer deposits, as well as the repurchase of common stock.

Contractual maturities of the Corporation’s long-term debt totaled $200 million during the second quarter of 2000. Contractual maturities of long-term debt will total approximately $10 million in the remainder of 2000, including $5 million related to parent term debt. In March 2000, a new $1.5 billion debt shelf registration statement was filed with the Securities and Exchange Commission (SEC) and declared effective by the SEC in April 2000. In June 2000, the Corporation issued $300 million of 7 1/2% senior notes maturing in 2005. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table below. In May 2000, Moody’s Investors Service upgraded its long-term ratings for Mellon Financial Corporation (from A2 to A1) and for Mellon Bank, N.A. (from A1 to Aa3). This now gives Mellon Bank double-A long-term deposit ratings from all major credit rating agencies.

Senior and subordinated debt ratings				Thompson Financial
at June 30, 2000	Standard & Poor’s		Moody’s	Bankwatch		Fitch

Mellon Financial Corporation:
Issuer rating	—		—	A/B		—
Senior debt	A	+	A1	AA	–	A	+
Subordinated debt	A		A2	—		A

Mellon Bank, N.A.:
Long-term deposits	AA	–	Aa3	—		AA	–
Subordinated debt	A	+	A1	AA	–	A

Liquidity and dividends (continued)

The Corporation paid $208 million in common stock dividends in the first six months of 2000, compared with $198 million in the prior-year period. The common dividend payout ratio was 44% in the second quarter of 2000, unchanged from the second quarter of 1999. On a cash earnings per share basis, the common dividend payout ratio was 39% in the second quarter of 2000, unchanged from the second quarter of 1999, on an operating basis. Based upon shares outstanding at June 30, 2000, and the current quarterly common dividend rate of $.22 per share, the annualized common stock dividend cash requirement is expected to be approximately $430 million.

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation’s 1999 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2000, of approximately $650 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 2000, and the date of any such dividend declaration.

Interest rate sensitivity analysis

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation’s assets, liabilities and off-balance-sheet instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation’s long-term interest rate exposure is evaluated. These analyses provide an understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of choice. For instance, customers may migrate from lower-interest deposit products to higher-interest products. Also, customers may choose to refinance fixed-rate loans when interest rates decrease. While the Corporation’s simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial decisions may cause actual results to differ significantly from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the “Interest rate sensitivity analysis” section on page 33 of the 1999 Financial Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and forwards, and financial options. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or downward in interest rates on net interest revenue,

Interest rate sensitivity analysis (continued)

earnings per share and return on equity. This analysis was prepared using the levels of all interest-earning assets, supporting funds and off-balance-sheet instruments used for interest rate risk management at June 30, 2000, assuming that the level of loan fees remains unchanged, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the June 30, 2000, levels and remaining at those levels thereafter.

Interest rate simulation sensitivity analysis

	Movements in interest rates from June 30, 2000 rates

	Increase						Decrease

Simulated impact in the next 12 months	+50bp		+100bp		+200bp		–50bp		-100bp		-200bp
compared with June 30, 2000:
Net interest revenue (decrease) increase	(.3)%		(.7)%		(1.6)%		.3%		.7%		1.4%
Earnings per share (decrease) increase	$(.01)		$(.01)		$(.03)		$.01		$.01		$.02
Return on equity (decrease) increase	(7	)bp	(15	)bp	(36	)bp	7	bp	15	bp	30	bp

The anticipated impact on net interest revenue under the 50, 100 and 200 basis point increase (decrease) scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk under all scenarios at June 30, 2000, as shown in the table above, and at June 30, 1999. The simulation analysis reflects the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with off-balance-sheet instruments

By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps-including callable and basis swaps-caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. Use of off-balance-sheet instruments for speculative purposes is not permitted outside of those areas designated as trading and is controlled with specific authorizations and limits. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin, but with a comparable level of net interest revenue and return on equity. The off-balance-sheet instruments used to manage the Corporation’s interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 23 on pages 81 through 88 in the Corporation’s 1999 Financial Annual Report to Shareholders.

Interest rate sensitivity analysis (continued)

Maturities of off-balance-sheet instruments used to manage interest rate risk

							Total at
							June 30,
(notional amounts in millions)	2000	2001	2002	2003	2004	2005+	2000

Receive fixed/pay floating generic swaps (a):
Notional amount	$28	$—	$—	$1,400	$—	$872	$2,300

Weighted average rate:
Receive	5.74%	—	—	5.82%	—	6.72%	6.16%
Pay	6.64%	—	—	6.63%	—	6.59%	6.61%

Receive fixed/pay floating callable swaps (b):
Notional amount	$—	$—	$42	$35	$197	$239	$513

Weighted average rate:
Receive	—	—	8.07%	7.96%	7.05%	7.78%	7.53%
Pay	—	—	6.76%	6.71%	6.78%	6.55%	6.66%

Pay fixed/receive floating generic swaps (a):
Notional amount	$1	$3	$309	$52	$3	$24	$392

Weighted average rate:
Receive	6.01%	6.06%	6.74%	6.75%	6.07%	6.44%	6.71%
Pay	5.93%	5.93%	6.75%	7.24%	6.05%	6.81%	6.81%
Other products (c)	$10	$9	$29	$—	$—	$—	$48

Total notional amount	$39	$12	$380	$1,487	$200	$1,135	$3,253

(a)	Generic and basis swaps’ notional amounts and lives are not based upon interest rate indices.

(b)	Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at June 30, 2000, are shown in this table.

(c)	Includes $43 million of index amortizing swaps with weighted average receive and pay rates of 7.10% and 6.33%, respectively.

The table on the following page presents the gross notional amounts of off-balance-sheet instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the table above and the table on the following page should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

Interest rate sensitivity analysis (continued)

	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Instruments associated with deposits	$ 584	$ 429	$ 176	$ 159
Instruments associated with interest bearing liabilities	1,327	1,320	1,305	1,105
Instruments associated with loans	1,342	1,220	1,604	1,364

Total notional amount	$3,253	$2,969	$3,085	$2,628

The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying assets and liabilities. The net differential resulted in interest expense of $1 million and $4 million in the second quarter and first half of 2000, compared with interest revenue of $3 million and $6 million in the second quarter and first half of 1999.

Unaccreted deferred gains from off-balance-sheet instrument terminations totaled approximately $11 million while unamortized deferred losses totaled approximately $10 million at June 30, 2000. Net interest revenue in both the second quarter and first half of 2000 included less than $1 million of accreted deferred net gains.

As a result of the divestiture of the residential mortgage business on Sept. 30, 1999, the Corporation no longer holds off-balance-sheet contracts to manage the prepayment risk associated with residential mortgage servicing rights (MSRs). At June 30, 1999, the Corporation had entered into approximately $10.6 billion notional amount of interest rate floor agreements and interest rate locks to manage potential impairment of MSRs. The fair value of these instruments was $44 million at June 30, 1999.

In addition to the risk management instruments previously discussed, the Corporation utilizes total return swaps to minimize the market risk related to the investment in start-up mutual funds. At June 30, 2000, the Corporation had a notional amount of $125 million of outstanding total return swaps, with a negative fair value of $15 million which included $13 million of deferred losses on terminated swaps. The Corporation had outstanding total return swaps with notional amounts of $164 million at March 31, 2000, $148 million at Dec. 31, 1999, and $146 million at June 30, 1999, with negative fair values of $24 million, $18 million and $13 million, respectively. The Corporation also entered into contracts to hedge anticipated transactions. The Corporation has entered into $212 million notional amount of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/ or securitized. The positive fair value of the contracts related to these anticipated transactions was approximately $3 million at June 30, 2000.

The estimated unrealized fair value of the Corporation’s risk management off-balance-sheet products at June 30, 2000, was a negative $74 million, compared to a negative $68 million at March 31, 2000, a negative $72 million at Dec. 31, 1999 and a positive $5 million at June 30, 1999. The decrease compared with June 30, 1999 primarily resulted from a decrease in the fair value of interest rate swaps used to hedge interest rate risk as well as the elimination of off-balance-sheet instruments used to hedge MSRs. The decrease compared with March 31, 2000, primarily resulted from a decrease in the fair value of interest rate swaps used to hedge interest rate risk. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Interest rate sensitivity analysis (continued)

Off-balance-sheet instruments used for risk management purposes (a)

	June 30,	March 31,	Dec. 31,	June 30,
(notional amounts in millions)	2000	2000	1999	1999

Interest rate risk management instruments (b):
Interest rate swaps	$3,253	$2,952	$3,033	$2,593
Options, caps and floors purchased (c)	—	—	—	35
Futures and forward contracts	—	17	52	—

Mortgage servicing rights risk management instruments:
Interest rate floors	—	—	—	10,050
Interest rate locks	—	—	—	500

Other products:
Total return swaps	125	164	148	146
Interest rate swaps and futures contracts hedging anticipated transactions	212	235	475	205
Foreign currency contracts	—	—	40	—

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $3 million at June 30, 2000, $10 million at March 31, 2000, $7 million at Dec. 31, 1999, and $45 million at June. 30, 1999.
(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

(c)	There were no options, caps or floors written.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities, primarily related to foreign currency contracts, was approximately $3 million at June 30, 2000, and March 31, 2000, and approximately $2 million at Dec. 31, 1999, and June 30, 1999.

Interest rate sensitivity analysis (continued)

Off-balance-sheet instruments used for trading activities (a)

	June 30,	March 31,	Dec. 31,	June 30,
(notional amounts in millions)	2000	2000	1999	1999

Foreign currency contracts:
Commitments to purchase	$15,644	$15,214	$12,604	$16,146
Commitments to sell	16,011	16,009	12,778	16,247
Foreign currency and other option contracts purchased	621	713	213	494
Foreign currency and other option contracts written	640	712	232	480

Interest rate agreements (b):
Interest rate swaps	15,629	17,368	17,280	18,491
Options, caps and floors purchased	1,230	827	617	730
Options, caps and floors written	1,668	1,605	990	954
Futures and forward contracts	5,879	7,828	5,978	6,114
Other products	542	559	578	31

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $587 million at June 30, 2000, $650 million at March 31, 2000, $454 million at Dec. 31, 1999, and $530 million at June 30, 1999.
(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

New accounting statements

The Financial Accounting Standards Board issued FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which was amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of these statements may cause volatility in both the income statement and the equity section of the balance sheet. The effective date of these statements is Jan. 1, 2001, and need not be applied retroactively to financial statements of prior periods. The Corporation intends to adopt these statements on Jan. 1, 2001. The Corporation is currently evaluating the impact that these statements will have on its financial position and results of operations, but it is not expected to be material.

Credit quality expense, reserve for credit losses and review of net credit losses

Credit quality expense

	Quarter ended			Six months ended

Credit quality expense	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2000	2000	1999	2000	1999

Provision for credit losses	$10	$10	$10	$20	$25
Net expense (revenue) from acquired property	1	(1)	(5)	—	(5)

Credit quality expense	$11	$9	$5	$20	$20

Credit quality expense, reserve for credit losses and review of net credit losses (continued)

The increase in credit quality expense in the second quarter of 2000, compared with the second quarter of 1999, resulted from lower gains on the sale of acquired property.

Reserve for credit losses and review of net credit losses

	Quarter ended			Six months ended

Credit loss reserve activity	June 30,	March 31	June 30,	June 30,	June 30,
(dollar amounts in millions)	2000	2000	1999	2000	1999

Reserve at beginning of period	$402	$403	$410	$403	$496
Net change in reserve from divestitures	—	—	—	—	(84)

Credit losses:

Domestic:
Commercial and financial	(9)	(19)	(14)	(28)	(17)
Commercial real estate	—	—	—	—	—

Consumer credit:
Credit cards	—	—	—	—	(11)
Other consumer credit	(4)	(5)	(5)	(9)	(11)
Lease finance assets	(1)	(2)	(1)	(3)	(3)

Total domestic	(14)	(26)	(20)	(40)	(42)
International	—	—	—	—	—

Total credit losses	(14)	(26)	(20)	(40)	(42)

Recoveries:

Domestic:
Commercial and financial	2	1	8	3	9
Commercial real estate	—	—	—	—	—

Consumer credit:
Credit cards	—	—	—	—	1
Other consumer credit	1	2	1	3	3
Lease finance assets	—	—	—	—	1

Total domestic	3	3	9	6	14
International	—	12	—	12	—

Total recoveries	3	15	9	18	14

Net credit (losses) recoveries:

Domestic:
Commercial and financial	(7)	(18)	(6)	(25)	(8)
Commercial real estate	—	—	—	—	—

Consumer credit:
Credit cards	—	—	—	—	(10)
Other consumer credit	(3)	(3)	(4)	(6)	(8)
Lease finance assets	(1)	(2)	(1)	(3)	(2)

Total domestic	(11)	(23)	(11)	(34)	(28)
International	—	12	—	12	—

Total net credit losses	(11)	(11)	(11)	(22)	(28)
Provision for credit losses	10	10	10	20	25

Reserve at end of period	$401	$402	$409	$401	$409

Reserve as a percentage of total loans	1.45%	1.42%	1.34%	1.45%	1.34%
Reserve as a percentage of nonperforming loans	194%	213%	338%	194%	338%
Annualized net credit losses to average loans	.15%	.15%	.13%	.15%	.18	%(a)

(a)	Annualized net credit losses to average loans, excluding credit card net credit losses, was .11%.

Nonperforming assets

Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO), acquired in connection with the collection effort on loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in note 1 in the Corporation’s 1999 Financial Annual Report to Shareholders.

At June 30, 2000, nonperforming assets totaled $228 million, an increase of $18 million compared with March 31, 2000, and $86 million compared with June 30, 1999. The increase compared with March 31, 2000, primarily resulted from the addition of several loans to nonperforming status partially offset by principal repayments and credit losses. The higher level of nonperforming assets, compared with June 30, 1999, primarily resulted from the addition to nonperforming status of commercial loans to a health care provider and its affiliated companies in the first quarter of 2000. The ratio of nonperforming assets to total loans and net acquired property was .82% at June 30, 2000. Excluding the loans to the health care provider and its affiliated companies, the ratio of nonperforming assets to total loans and net acquired property was .59%.

Nonperforming assets	June 30,	March 31,	Dec. 31,	June 30,
(dollar amounts in millions)	2000	2000	1999	1999

Nonaccrual loans:
Commercial and financial	$156	$131	$85	$61
Commercial real estate	8	6	6	6

Consumer credit:
Consumer mortgage	32	38	40	43
Other consumer credit	—	—	1	1
Lease finance assets	11	13	10	10

Total nonaccrual loans	207	188	142	121
Restructured loans	—	—	—	—

Total nonperforming loans (a)	207	188	142	121

Acquired property:
Real estate acquired	13	14	15	24
Reserve for real estate acquired	(1)	(1)	(1)	(4)

Net real estate acquired	12	13	14	20
Other acquired assets	9	9	3	1

Total acquired property	21	22	17	21

Total nonperforming assets	$228	$210	$159	$142

Nonperforming loans as a percentage of respective loan portfolio segments:
Commercial and financial loans	1.47%	1.33%	75%	.50%
Commercial real estate loans	.29	.23	.24	.24
Consumer mortgage loans	.48	.54	.57	.58
Lease finance assets	.37	.43	.32	.33
Total loans	.75	.67	.47	.40
Nonperforming assets as a percentage of total loans and net acquired property	.82(b )	.74(b )	.53	.46

(a)	Includes $66 million, $99 million, $43 million, and $15 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

(b)	Excluding the loans to the health care provider and its affiliated companies discussed above, the ratio of nonperforming assets to total loans and net acquired property was .59% at June 30, 2000, and .47% at March 31, 2000.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended June 30

				Lease	Total
	Commercial	Commercial	Consumer	finance
(in millions)	& financial	real estate	credit	assets	2000	1999

Nonperforming loans at beginning of period	$131	$6	$38	$13	$188	$127
Additions	60	3	4	2	69	23
Payments (a)	(26)	(1)	(6)	(3)	(36)	(11)
Return to accrual status	—	—	(3)	—	(3)	(1)
Credit losses	(9)	—	—	(1)	(10)	(15)
Transfers to acquired property	—	—	(1)	—	(1)	(2)

Nonperforming loans at June 30	$156	$8	$32	$11	$207	$121

(a)	Includes interest applied to principal and sales.

A loan is considered impaired, as defined by FAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation’s 1999 Financial Annual Report to Shareholders.

	Quarter ended
Impaired loans

	June 30,	March 31,	June 30,
(dollar amounts in millions)	2000	2000	1999

Impaired loans - period end (a)	$164	$137	$67
Average impaired loans for the quarter	161	105	76
Interest revenue recognized on impaired loans (b)	1	1	—

(a)	Includes $154 million, $88 million and $48 million of impaired loans with a related impairment reserve of $26 million, $6 million and $10 million at June 30, 2000, March 31, 2000 and June 30, 1999, respectively.
(b)	All income was recognized using the cash basis method of income recognition.

			Six months
	Quarter ended		ended
	June 30,		June 30,
Change in acquired property
(in millions)	2000	1999	2000	1999

OREO at beginning of period, net of the OREO reserve	$13	$32	$14	$35
Foreclosures	2	3	4	4
Sales	(3)	(21)	(6)	(26)
Additional investments, write-downs, losses, OREO provision and other	—	6	—	7

OREO at end of period, net of the OREO reserve	12	20	12	20
Other acquired assets	9	1	9	1

Total acquired property, net of the OREO reserve	$21	$21	$21	$21

Nonperforming assets (continued)

The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well-secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.

Past-due loans	June 30,	March 31,	Dec. 31,	June 30,
(dollar amounts in millions)	2000	2000	1999	1999

Consumer:
Mortgages	$ 17	$ 17	$ 21	$ 34
Ratio	.26%	.24%	.30%	.46%
Student - government guaranteed	$ 63	$ 63	$ 63	$ 47
Ratio	3.54%	3.57%	3.53%	2.77%
Other consumer	$ 4	$ 4	$ 4	$ 3
Ratio	.15%	.15%	.12%	.14%

Total consumer	$ 84	$ 84	$ 88	$ 84
Ratio	.76%	.74%	.74%	.75%

Commercial (a)	$ 28	$ 24	$ 11	$ 27

Total past-due loans	$112	$108	$99	$111

(a)	Includes lease finance assets.

Note:	Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

Financial Statements (Item 1):

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

(in millions, except per share amounts)		Six months ended

		June 30,	June 30,
		2000	1999

Interest revenue	Interest and fees on loans (loan fees of $29 and $31)	$1,128	$1,135
	Federal funds sold and securities under resale agreements	30	14
	Interest-bearing deposits with banks	25	18
	Other money market investments	2	1
	Trading account securities	8	9
	Securities	207	214

	Total interest revenue	1,400	1,391

Interest expense	Deposits in domestic offices	406	363
	Deposits in foreign offices	71	65
	Federal funds purchased and securities under repurchase agreements	48	60
	Other short-term borrowings	61	63
	Notes and debentures	115	110

	Total interest expense	701	661

Net interest	Net interest revenue	699	730
revenue	Provision for credit losses	20	25

	Net interest revenue after provision for credit losses	679	705

Noninterest	Trust and investment fee revenue	1,143	1,011
revenue	Cash management and deposit transaction charges	157	150
	Foreign currency and securities trading revenue	93	88
	Financing-related revenue	82	98
	Equity investment revenue	53	30
	Mortgage servicing fees	4	103
	Other	39	96

	Total fee and other revenue	1,571	1,576
	Net gain from divestitures	—	142
	Gains on sales of securities	—	—

	Total noninterest revenue	1,571	1,718

Operating	Staff expense	787	788
expense	Professional, legal and other purchased services	137	144
	Net occupancy expense	122	125
	Equipment expense	75	104
	Amortization of goodwill and other intangible assets	70	74
	Business development	75	97
	Communications expense	47	59
	Amortization of mortgage servicing assets and purchased credit card relationships	2	79
	Other expense	108	99
	Trust-preferred securities expense	39	39
	Net expense (revenue) from acquired property	—	(5)

	Total operating expense	1,462	1,603

Income	Income before income taxes and cumulative effect of accounting change	788	820
	Provision for income taxes	288	302

	Income before cumulative effect of accounting change	500	518
	Cumulative effect of accounting change	—	(26)

	Net income	$500	$492

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

(in millions, except per share amounts)		Six months ended

		June 30,	June 30,
		2000	1999

Per common share	Basic net income per common share:
	Income before cumulative effect of accounting change	$1.01	$ .99
	Cumulative effect of accounting change	—	(.05)

	Net income	$1.01	$ .94

	Diluted net income per common share:
	Income before cumulative effect of accounting change	$1.00	$ .98
	Cumulative effect of accounting change	—	(.05)

	Net income	$1.00	$ .93

	See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT — Five Quarter Trend

Mellon Financial Corporation (and its subsidiaries)

		June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(in millions, except per share amounts)		2000	2000	1999	1999	1999

Interest revenue	Interest and fees on loans (loan fees of $15, $14, $14, $14, and $15)	$563	$565	$550	$553	$555
	Federal funds sold and securities under resale agreements	17	13	18	9	5
	Interest-bearing deposits with banks	15	10	12	9	9
	Other money market investments	1	1	1	1	—
	Trading account securities	4	4	5	5	5
	Securities	104	103	103	102	106

	Total interest revenue	704	696	689	679	680

Interest expense	Deposits in domestic offices	208	198	191	184	177
	Deposits in foreign offices	36	35	34	34	30
	Federal funds purchased and securities under repurchase agreements	25	23	20	22	23
	Other short-term borrowings	27	34	34	34	34
	Notes and debentures	57	58	59	56	55

	Total interest expense	353	348	338	330	319

Net interest	Net interest revenue	351	348	351	349	361
revenue	Provision for credit losses	10	10	10	10	10

	Net interest revenue after provision for credit losses	341	338	341	339	351

Noninterest	Trust and investment fee revenue	565	578	546	517	515
revenue	Cash management and deposit transaction charges	83	74	76	78	78
	Foreign currency and securities trading revenue	42	51	43	42	45
	Financing-related revenue	43	39	56	39	49
	Equity investment revenue	17	36	16	17	7
	Mortgage servicing fees	2	2	2	48	51
	Other	21	18	20	24	42

	Total fee and other revenue	773	798	759	765	787
	Net gain (loss) from divestitures	—	—	(7)	(8)	59
	Gains on sales of securities	—	—	—	—	—

	Total noninterest revenue	773	798	752	757	846

Operating	Staff expense	390	397	384	387	397
expense	Professional, legal and other purchased services	70	67	73	63	73
	Net occupancy expense	58	64	57	61	64
	Equipment expense	38	37	42	40	63
	Amortization of goodwill and other intangible assets	33	37	37	37	37
	Business development	38	37	32	32	64
	Communications expense	23	24	27	26	30
	Amortization of mortgage servicing assets and purchased credit card relationships	1	1	1	33	37
	Other expense	53	55	46	37	44
	Trust-preferred securities expense	19	20	20	20	19
	Net expense (revenue) from acquired property	1	(1)	(4)	(5)	(5)

	Total operating expense	724	738	715	731	823

Income	Income before income taxes	390	398	378	365	374
	Provision for income taxes	143	145	138	134	136

	Net income	$247	$253	$240	$231	$238

Per common	Basic net income	$.50	$.51	$.47	$.46	$.45
share	Diluted net income	$.50	$.50	$.47	$.45	$.45

	See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		June 30,	March 31,	Dec. 31,	June 30,
		2000	2000	1999	1999

Assets	Cash and due from banks	$ 3,580	$ 2,958	$ 3,410	$ 3,140
	Interest-bearing deposits with banks	1,022	613	286	657
	Federal funds sold and securities under resale agreements	290	2,179	1,001	359
	Other money market investments	123	78	71	59
	Trading account securities	151	139	144	318
	Securities available for sale	5,160	5,055	5,159	5,241
	Investment securities (approximate fair value of $1,094, $1,140, $1,183, and $1,332)	1,110	1,153	1,197	1,330
	Loans, net of unearned discount of $73, $71, $79 and $70	27,667	28,285	30,248	30,544
	Reserve for credit losses	(401)	(402)	(403)	(409)

	Net loans	27,266	27,883	29,845	30,135
	Customers’ acceptance liability	95	88	164	117
	Premises and equipment	572	572	562	552
	Goodwill and other intangibles	2,032	2,058	2,140	2,237
	Mortgage servicing assets	22	17	16	1,069
	Other assets	4,606	4,588	3,951	3,874

	Total assets	$46,029	$47,381	$47,946	$49,088

Liabilities	Noninterest-bearing deposits in domestic offices	$ 8,854	$ 9,828	$ 9,588	$ 8,960
	Interest-bearing deposits in domestic offices	20,772	20,907	20,540	20,614
	Interest-bearing deposits in foreign offices	2,992	2,611	3,293	3,401

	Total deposits	32,618	33,346	33,421	32,975
	Federal funds purchased and securities under repurchase agreements	1,080	1,091	1,095	2,394
	Short-term bank notes	400	700	1,055	656
	U.S. Treasury tax and loan demand notes	330	165	606	857
	Commercial paper	150	96	88	135
	Term federal funds purchased	17	360	358	332
	Other funds borrowed	479	524	448	391
	Acceptances outstanding	95	88	164	117
	Other liabilities	2,468	2,729	2,266	2,634
	Notes and debentures (with original maturities over one year)	3,537	3,440	3,438	3,303

	Total liabilities	41,174	42,539	42,939	43,794

Trust- preferred securities	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	991	991	991	991

Shareholders’ equity	Common stock — $.50 par value Authorized — 800,000,000 shares Issued — 588,661,920 shares	294	294	294	294
	Additional paid-in capital	1,806	1,793	1,788	1,765
	Retained earnings	4,043	3,938	3,808	3,587
	Accumulated unrealized (loss), net of tax	(146)	(151)	(135)	(90)
	Treasury stock of 100,490,756; 97,452,373; 88,038,848; and 74,450,718 shares, at cost	(2,133)	(2,023)	(1,739)	(1,253)

	Total shareholders’ equity	3,864	3,851	4,016	4,303

	Total liabilities, trust-preferred securities and shareholders’ equity	$46,029	$47,381	$47,946	$49,088

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

(in millions)

		Six months ended
		June 30,
		2000	1999

Cash flows from	Net income	$500	$492
operating activities	Adjustments to reconcile net income to net cash provided by operating activities:
	Cumulative effect of accounting change	—	26
	Net gain from divestitures	—	(142)
	Amortization of goodwill and other intangible assets	70	74
	Amortization of mortgage servicing assets and purchased credit card relationships	2	79
	Depreciation and other amortization	46	51
	Deferred income tax expense (benefit)	55	(7)
	Provision for credit losses	20	25
	Net gains on dispositions of acquired property	(1)	(8)
	Net (increase) decrease in accrued interest receivable	(4)	26
	Net increase in trading account securities	(3)	(119)
	Net decrease in accrued interest payable, net of amounts prepaid	(9)	(5)
	Net decrease in residential mortgages held for sale	—	904
	Net (increase) decrease in other operating activities	(147)	129

	Net cash provided by operating activities	529	1,525

Cash flows from	Net increase in term deposits and other money market investments	(788)	(104)
investing activities	Net decrease (increase) in federal funds sold and securities under resale agreements	711	(173)
	Purchases of securities available for sale	(399)	(1,024)
	Proceeds from sales of securities available for sale	278	281
	Proceeds from maturities of securities available for sale	114	707
	Purchases of investment securities	(2)	(14)
	Proceeds from maturities of investment securities	89	237
	Proceeds from the sale of network services	—	135
	Net decrease in credit card receivables to date of sale	—	85
	Proceeds from sale of credit card business	—	1,186
	Net principal repayments of (disbursed on) loans to customers	1,153	(1,847)
	Loan portfolio purchases	(27)	—
	Proceeds from the sales and securitizations of loan portfolios	1,435	1,697
	Purchases of premises and equipment	(56)	(87)
	Proceeds from sales of acquired property	7	34
	Increase in mortgage servicing assets and purchased credit card relationships	(8)	(46)
	Net increase in other investing activities	(316)	(191)

	Net cash provided by investing activities	2,191	876

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

(in millions)

		Six months ended
		June 30,
		2000	1999

Cash flows from	Net decrease in transaction and savings deposits	(590)	(396)
financing activities	Net decrease in customer term deposits	(213)	(1,012)
	Net decrease in federal funds purchased and securities under repurchase agreements	(15)	(1,200)
	Net (decrease) increase in short-term bank notes	(655)	390
	Net (decrease) increase in term federal funds purchased	(341)	124
	Net (decrease) increase in U.S. Treasury tax and loan demand notes	(276)	567
	Net increase in commercial paper	62	19
	Repayments of longer-term debt	(309)	(108)
	Net proceeds from issuance of longer-term debt	403	105
	Dividends paid on common stock	(208)	(198)
	Proceeds from issuance of common stock	28	25
	Repurchase of common stock	(523)	(469)
	Net increase (decrease) in other financing activities	44	(72)

	Net cash used in financing activities	(2,593)	(2,225)
	Effect of foreign currency exchange rates	43	38

Change in cash and	Net increase in cash and due from banks	170	214
due from banks	Cash and due from banks at beginning of period	3,410	2,926

	Cash and due from banks at end of period	$3,580	$3,140

Supplemental	Interest paid	$710	$666
disclosures	Net income taxes paid	162	206

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
June 30, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at March 31, 2000	$294	$1,793	$3,938	$(151)	$(2,023)	$3,851

Comprehensive results:
Net income			247			247
Other comprehensive results, net of tax				5		5

Total comprehensive results			247	5		252
Dividends on common stock at $.22 per share			(108)			(108)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan					5	5
Exercise of stock options		10	(26)		44	28
Repurchase of common stock					(187)	(187)
Other		3	(8)		28	23

Balance at June 30, 2000	$294	$1,806	$4,043	$(146)	$(2,133)	$3,864

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
June 30, 1999	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at March 31, 1999	$147	$1,907	$3,468	$(15)	$(1,005)	$4,502

Comprehensive results:
Net income			238			238
Other comprehensive results, net of tax				(75)		(75)

Total comprehensive results			238	(75)		163
Dividends on common stock at $.20 per share			(104)			(104)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan					5	5
Exercise of stock options		5	(15)		22	12
Repurchase of common stock					(286)	(286)
Additional common stock issued for stock split	147	(147)				—
Other					11	11

Balance at June 30, 1999	$294	$1,765	$3,587	$(90)	$(1,253)	$4,303

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Six months ended		Additional		unrealized		Total
June 30, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 1999	$294	$1,788	$3,808	$(135)	$(1,739)	$4,016

Comprehensive results:
Net income			500			500
Other comprehensive results, net of tax				(11)		(11)

Total comprehensive results			500	(11)		489
Dividends on common stock at $.42 per share			(208)			(208)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan			(1)		10	9
Exercise of stock options		15	(46)		76	45
Repurchase of common stock					(523)	(523)
Other		3	(10)		43	36

Balance at June 30, 2000	$294	$1,806	$4,043	$(146)	$(2,133)	$3,864

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Six months ended		Additional		unrealized		Total
June 30, 1999	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 1998	$147	$1,887	$3,353	$ 25	$ (891)	$4,521

Comprehensive results:
Net income			492			492
Other comprehensive results, net of tax				(115)		(115)

Total comprehensive results			492	(115)		377
Dividends on common stock at $.38 per share			(198)			(198)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan					9	9
Exercise of stock options		25	(60)		80	45
Repurchase of common stock					(469)	(469)
Additional common stock issued for stock split	147	(147)				—
Other					18	18

Balance at June 30, 1999	$294	$1,765	$3,587	$ (90)	$(1,253)	$4,303

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation’s 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Note 2 — Adoption of new accounting principle

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3 — Securities

Securities available for sale

	June 30, 2000				June 30, 1999

	Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$ 215	$—	$ 1	$214	$ 212	$—	$ 1	$211
U.S. agency mortgage-backed	4,984	5	183	4,806	4,892	11	111	4,792
Other U.S. agency	5	—	—	5	115	—	—	115

Total U.S. Treasury and agency securities	5,204	5	184	5,025	5,219	11	112	5,118
Obligations of states and political subdivisions	125	—	9	116	111	—	3	108
Other mortgage-backed	1	—	—	1	1	—	—	1
Other securities	18	—	—	18	14	—	—	14

Total securities available for sale	$5,348	$ 5	$193	$5,160	$5,345	$11	$115	$5,241

Note: Gross realized gains were less than $1 million in the first six months of 2000 and 1999. There were no gross realized losses in the first six months of 2000 or 1999.

Investment securities

	June 30, 2000				June 30, 1999

	Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$ —	$—	$—	$—	$ 4	$—	$—	$4
U.S. agency mortgage-backed	1,036	1	17	1,020	1,235	6	4	1,237

Total U.S. Treasury and agency securities	1,036	1	17	1,020	1,239	6	4	1,241
Obligations of states and political subdivisions	16	—	—	16	16	—	—	16
Other mortgage-backed	7	—	—	7	13	—	—	13
Other securities	51	—	—	51	62	—	—	62

Total investment securities	$1,110	$ 1	$17	$1,094	$1,330	$ 6	$ 4	$1,332

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4 — Other assets

	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Accounts and fees receivable	$642	$645	$582	$605
Interest receivable	223	218	219	236

Prepaid expense:
Pension	614	584	554	509
Other	189	193	172	88
Receivables related to off-balance-sheet instruments	499	564	451	526
Equity and equity fund investments	921	785	582	496
Other	1,518	1,599	1,391	1,414

Total other assets	$4,606	$4,588	$3,951	$3,874

Note 5 — Deposits

	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Deposits in domestic offices:

Interest-bearing:
Demand, money market and other savings accounts	$13,197	$13,034	$13,276	$12,952
Retail savings certificates	6,583	6,636	6,482	6,536
Other time deposits	992	1,237	782	1,126

Total interest-bearing	20,772	20,907	20,540	20,614
Noninterest-bearing	8,854	9,828	9,588	8,960

Total deposits in domestic offices	29,626	30,735	30,128	29,574
Deposits in foreign offices	2,992	2,611	3,293	3,401

Total deposits	$32,618	$33,346	$33,421	$32,975

Note 6 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at June 30, 2000 or June 30, 1999.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Accumulated unrealized (loss) gain, net of tax

These tables include the quarterly changes in the balances of both the accumulated unrealized (loss) gain, net of tax and its individual components.

Foreign currency translation adjustment, net of tax

	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Beginning balance	$(10)	$(16)	$(18)	$(24)
Quarterly change	(8)	6	2	5

Ending balance	$(18)	$(10)	$(16)	$(19)

Unrealized (loss) gain on assets available for sale, net of tax

	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Beginning balance	$(141)	$(119)	$(87)	$9
Quarterly change	13	(22)	(32)	(80)

Ending balance	$(128)	$(141)	$(119)	$(71)

Total accumulated unrealized (loss) gain, net of tax

	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2000	2000	1999	1999

Beginning balance	$(151)	$(135)	$(105)	$(15)
Quarterly change	5	(16)	(30)	(75)

Ending balance	$(146)	$(151)	$(135)	$(90)

These tables include the year-to-date changes in the balances of both the accumulated unrealized (loss) gain, net of tax and its individual components.

Foreign currency translation adjustment, net of tax

	June 30,	June 30,
(in millions)	2000	1999

Beginning balance	$(16)	$(21)
Year-to-date change	(2)	2

Ending balance	$(18)	$(19)

Unrealized (loss) gain on assets available for sale, net of tax

	June 30,	June 30,
(in millions)	2000	1999

Beginning balance	$(119)	$46
Year-to-date change	(9)	(117)

Ending balance	$(128)	$(71)

Total accumulated unrealized (loss) gain, net of tax

	June 30,	June 30,
(in millions)	2000	1999

Beginning balance	$(135)	$25
Year-to-date change	(11)	(115)

Ending balance	$(146)	$(90)

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8 — Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended			Six months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2000	2000	1999	2000	1999

Foreign exchange contracts	$40	$48	$40	$88	$82
Debt instruments	3	—	5	3	8
Interest rate agreements	(1)	3	—	2	(2)

Total foreign currency and securities trading revenue (a)	$42	$51	$45	$93	$88

(a)	The Corporation recorded an unrealized gain of less than $1 million at June 30, 2000, related to securities held in the trading portfolio. There was no unrealized gain or loss recorded at March 31, 2000, related to securities held in the trading portfolio. The Corporation recorded an unrealized gain of less than $1 million at June 30, 1999, related to securities held in the trading portfolio.

Note 9 — Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six core business sectors: Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Wealth Management includes private asset management services and private banking. Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans and backoffice outsourcing for investment managers. This sector also includes substantially all of the joint ventures, whose results are reported under the equity method of accounting. Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset—based lending and venture capital. Large Corporate Banking includes cash management, large corporate and mid—corporate relationship banking, corporate finance and derivative products, securities underwriting and trading and international banking.

For details of business sectors, see the tables and the first paragraph following the tables on pages 8 through 10, as well as the Divestitures and Real Estate Workout/ Other Activity paragraphs on pages 16 and 17, respectively. The tables, through “Average Tier I preferred equity”, and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10 — Earnings per common share (a)

	Quarter ended			Six months ended

(dollar amounts in millions, except per	June 30,	March 31,	June 30,	June 30,	June 30,
share amounts; common shares in thousands)	2000	2000	1999	2000	1999

Basic earnings per common share
Income before cumulative effect of accounting change	$247	$253	$238	$500	$518
Cumulative effect of accounting change	—	—	—	—	(26)

Net income	$247	$253	$238	$500	$492

Average common shares outstanding	489,480	496,740	518,273	493,110	520,846

Basic earnings per common share:
Income before cumulative effect of accounting change	$.50	$.51	$.45	$1.01	$.99
Cumulative effect of accounting change	—	—	—	—	(.05)

Net income	$.50	$.51	$.45	$1.01	$.94

Diluted earnings per common share
Net income	$247	$253	$238 (b)	$500	$492 (b)

Average common shares outstanding	489,480	496,740	518,273	493,110	520,846

Common stock equivalents:
Stock options	5,623	5,342	7,356	5,449	7,578
Common shares issuable upon conversion of 7 1/4% Convertible Subordinated Capital Notes	—	—	83	—	92

Total	495,103	502,082	525,712	498,559	528,516

Diluted earnings per common share:
Income before cumulative effect of accounting change	$.50	$.50	$.45	$1.00	$.98
Cumulative effect of accounting change	—	—	—	—	(.05)

Net income	$.50	$.50	$.45	$1.00	$.93

(a)	Calculated based on unrounded numbers.

(b)	The after-tax benefit of interest expense on the assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for the quarter and six months ended June 30, 1999.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11 — Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

	Six months ended
	June 30,

(in millions)	2000	1999

Net transfers to real estate acquired	$4	$4

Note 12 — Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation’s businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust, custody, benefits consulting and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 18, 2000, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1. The election of five directors for a term expiring in 2003:

Name of Director	Votes For	Votes Withheld

Burton C. Borgelt	404,703,566	4,074,320
Carol R. Brown	404,679,561	4,098,325
Christopher M. Condron	404,733,425	4,044,461
Seward Prosser Mellon	404,785,327	3,992,559
Mark A. Nordenberg	404,724,232	4,053,654

2. Approval of amendments to the Long—Term Profit Incentive Plan (1996):

For:	352,280,077

Against:	52,870,041

Abstain:	3,627,115

3. Approval of adoption of the Mellon Financial Corporation Employee Stock Purchase Plan:

For:	392,349,931

Against:	13,545,688

Abstain:	2,878,059

4.	Ratification of KPMG LLP as independent public accountants of the Corporation for the year 2000:

For:	404,603,403

Against:	1,990,456

Abstain:	2,184,028

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Mellon Financial Corporation Long-Term Profit Incentive Plan (1996), as amended, effective April 18, 2000.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

27.1	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.
(b) Reports on Form 8-K

During the second quarter of 2000, the Corporation filed the following Current Reports on Form 8-K:

(1)	A report dated April 18, 2000, which included, under Items 5 and 7, the Corporation’s press release regarding first quarter 2000 results of operations and an increase in the Corporation’s quarterly Common Stock dividend.

(2)	A report dated May 16, 2000, which included, under Items 5 and 7, the Corporation’s press release announcing that its board of directors authorized a new repurchase program covering 25 million shares of the Corporation’s common stock and that it had completed its existing repurchase program also covering 25 million shares of common stock.

(3)	A report dated June 20, 2000, which included, under Item 7, certain exhibits incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01 pertaining to certain debt securities of Mellon Funding Corporation and related guarantees of the Registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2000

By:	/s/ STEVEN G. ELLIOTT

Steven G. Elliott
Senior Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its six business sectors (Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking), the Corporation provides wealth management and global investment management for individual and institutional investors, global investment services for businesses and institutions and a variety of banking services for individuals and small, midsize and large businesses and institutions in selected geographies. The Corporation’s asset management companies, which include The Dreyfus Corporation in the United States and Newton Management Limited in the United Kingdom, provide investment products in many asset classes and investment styles. Mellon is a global provider of custody, retirement and benefits consulting services through its Mellon Trust and Buck Consultants affiliates. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is ChaseMellon Shareholder Services, P.O. Box 590, Ridgefield Park, NJ 07660-0590. For more information, please call 1 800 205-7699.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from ChaseMellon Shareholder Services by calling 1 800 842-7629.

Phone Contacts	Corporate Communications/ Media Relations	(412) 236-1264	Media inquiries
	Direct Stock Purchase and Dividend Reinvestment Plan	1 800 842-7629	Plan prospectus and enrollment materials
	Publication Requests	1 800 205-7699	Requests for the Annual Report or quarterly information
	Securities Transfer Agent	1 800 205-7699	Questions regarding stock holdings, certificate replacement/ transfer, dividends and address changes
	Investor Relations	(412) 234-5601	Questions regarding the Corporation’s financial performance

Shareholder Publications	Quarterly earnings and other news releases can be obtained by fax by calling Company News on Call at 1 800 758-5804 and entering a six-digit code (552187). Copies of Mellon’s filings with the Securities and Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

Internet Access	Mellon: www.mellon.com
Buck: www.buckconsultants.com
ChaseMellon Shareholder Services: www.chasemellon.com
Dreyfus: www.dreyfus.com
Dreyfus Brokerage Services: www.edreyfus.com
Dreyfus Investment Services Corporation: www.disc.mellon.com
Dreyfus Retirement Services: www.drs.dreyfus.com
Founders: www.founders.com
Newton: www.newton.co.uk
Russell/ Mellon Analytical Services: www.russellmellon.com

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998 and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Mellon Financial Corporation Long-Term Profit Incentive Plan (1996), as amended, effective April 18, 2000.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

27.1	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.	Submitted herewith.