Form 10-Q
period 2000-09-30
MELLON FINANCIAL CORP
filed 2000-11-09
CIK 64782

MELLON FINANCIAL CORPORATION FORM 10-Q
FINANCIAL HIGHLIGHTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL STATEMENTS (ITEM 1)
CONSOLIDATED INCOME STATEMENT
CONSOLIDATED INCOME STATEMENT — Five Quarter Trend
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
CORPORATE INFORMATION
INDEX TO EXHIBITS
Computation of Ratio to Earning to Fixed Charges
Computation of Ratio to Earning to Fixed Charges
Financial Data Schedule

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	September 30, 2000
Common Stock, $.50 par value	487,989,949

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements”. These statements relate to, among other things, simulation of changes in interest rates, litigation results and the adoption of new accounting standards. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integration of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS	Quarter ended			Nine months ended

(dollar amounts in millions, except per share	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
amounts or unless otherwise noted)	2000	2000	1999	2000	1999

Financial results

Diluted earnings per share:

Operating (a)	$.51	$.50	$.46	$1.51	$1.34

Cash operating (a)(b)	.56	.56	.52	1.68	1.51

Reported	.51	.50	.45	1.51	1.38

Net income:

Operating (a)	$252	$247	$236	$752	$703

Cash operating (a)(b)	279	274	266	835	792

Reported	252	247	231	752	723

Return on equity (annualized):

Operating (a)	25.8%	26.2%	22.3%	26.0%	21.5%

Cash operating (a)(b)	48.8	51.4	43.7	50.6	41.7

Reported	25.8	26.2	21.8	26.0	22.1

Return on assets (annualized):

Operating (a)	2.18%	2.12%	1.92%	2.15%	1.89%

Cash operating (a)(b)	2.50	2.44	2.25	2.48	2.21

Reported	2.18	2.12	1.87	2.15	1.94

Selected key data

Fee revenue as a percentage of net interest and fee revenue (FTE) (c)	69%	69%	69%	69%	69%

Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	49%	50%	46%	50%	44%

Efficiency ratio excluding amortization of intangibles (d)	59%	59%	61%	59%	61%

Assets under management at period end (in billions)	$540	$521	$446

Assets under administration or custody at period end (in billions)	2,298	2,257	2,156

Dividends paid per common share	$.22	$.22	$.20	$.64	$.58

Dividends paid on common stock	107	108	103	315	301

Closing common stock price per share at period end	$46.38	$36.44	$33.63

Market capitalization at period end	22,631	17,788	17,103

Average common shares and equivalents outstanding — diluted (in thousands)	495,332	495,103	518,605	497,439	525,182

Capital ratios at period end

Shareholders’ equity to assets:

Reported	8.89%	8.39%	9.00%

Tangible (b)	5.56	5.03	5.45

Tier I capital	7.21	6.72	7.12

Total (Tier I plus Tier II) capital	11.72	10.97	11.58

Leverage capital	7.18	6.69	6.82

(continued)

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS (continued)	Quarter ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollar amounts in millions)	2000	2000	1999	2000	1999

Average balances for the period

Loans	$27,430	$27,943	$30,177	$28,216	$30,711

Total interest-earning assets	35,927	36,497	38,407	36,605	39,072

Total assets	46,058	46,978	48,871	46,745	49,765

Total tangible assets (b)	44,357	45,257	47,012	45,010	47,876

Deposits	32,114	32,762	33,462	32,365	33,633

Notes and debentures	3,532	3,395	3,372	3,460	3,370

Trust-preferred securities	991	991	991	991	991

Total shareholders’ equity	3,893	3,793	4,212	3,863	4,365

Tangible shareholders’ equity (b)	2,269	2,147	2,417	2,204	2,538

(a)	Operating results equaled reported results in each quarter of 2000. Operating and cash operating results for the third quarter of 1999 exclude a $5 million after-tax net loss from divestitures. Also excluded from operating and cash operating results in the first nine months of 1999 are an $87 million after-tax net gain from divestitures, $36 million of nonrecurring expenses after taxes and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.

(b)	See page 7 for a definition of amounts and ratios.

(c)	See page 20 for the definition of this ratio.

(d)	See page 30 for the definition of this ratio.

Note: All calculations are based on unrounded numbers. FTE denotes presentation on a fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Third quarter 2000 diluted earnings per share totaled $.51, an increase of 11% compared with $.46 per share, on an operating basis, in the third quarter of 1999. The earnings per share increase was achieved despite the impact of the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party. Core business sectors earnings per share contribution, which excludes the revenues and related expenses from this contract as well as the impact of divestitures, and real estate workout and other non-core activity from both periods, increased 22%.

Net income in the third quarter of 2000 was $252 million, an increase of 7%, compared with $236 million, on an operating basis, in the third quarter of 1999. Annualized return on equity and return on assets were 25.8% and 2.18%, respectively, for the third quarter of 2000, compared with 22.3% and 1.92%, respectively, on an operating basis, for the third quarter of 1999. The third quarter 1999 results included a $5 million after-tax net loss from divestitures. Including this item, third quarter 1999 diluted earnings per share totaled $.45, net income totaled $231 million, return on equity was 21.8% and return on assets was 1.87%. In the second quarter of 2000, diluted earnings per share totaled $.50 and net income was $247 million.

Diluted cash earnings per share totaled $.56 in the third quarter of 2000, an increase of 8%, compared with $.52 per share, on an operating basis, in the third quarter of 1999. Core business sectors cash

Overview (continued)

earnings per share contribution increased 17% over the same periods. Cash net income was $279 million, an increase of 5%, compared with $266 million, on an operating basis, in the third quarter of 1999. Annualized cash return on tangible equity and cash return on tangible assets were 48.8% and 2.50%, respectively, in the third quarter of 2000, compared with 43.7% and 2.25%, respectively, on an operating basis, in the third quarter of 1999. In the second quarter of 2000, diluted cash earnings per share totaled $.56 and cash net income was $274 million, on an operating basis.

Fee revenue totaled 69% of net interest and fee revenue, on a fully taxable equivalent basis, in both the third quarter of 2000 and the third quarter of 1999. Trust and investment fee revenue totaled 49% of net interest and fee revenue, on a fully taxable equivalent basis, in the third quarter of 2000 compared with 46% in the third quarter of 1999. Fee revenue of $773 million in the third quarter of 2000 was impacted by the third quarter 1999 mortgage banking divestitures and the previously-disclosed May 2000 expiration of the long-term mutual fund administration contract with a third party. Excluding these factors, fee revenue increased 12% in the third quarter of 2000 compared with the third quarter of 1999, primarily due to a 13% increase in trust and investment fee revenue. Excluding the effect of the expiration of the long-term mutual fund administration contract with a third party, fee revenue increased 2% in the third quarter of 2000 compared with the second quarter of 2000, primarily resulting from higher trust and investment fee revenue. At Sept. 30, 2000, assets under management totaled $540 billion, a 21% increase from Sept. 30, 1999, and assets under administration or custody totaled $2,298 billion, a 7% increase from Sept. 30, 1999. Assets managed by subsidiaries and affiliates outside the United States totaled $65 billion at Sept. 30, 2000.

Net interest revenue on a fully taxable equivalent basis for the third quarter of 2000 was $359 million, up $7 million, or 2%, compared with both the third quarter of 1999 and the second quarter of 2000. Excluding the net interest revenue generated by the mortgage banking businesses, net interest revenue increased 3% compared with the third quarter of 1999, reflecting improved spreads and the positive impact of interest-free funds in a higher rate environment, including compensating deposits held in lieu of customers paying cash management fees, partially offset by higher funding costs related to the repurchase of common stock and a $2.5 billion lower level of average interest-earning assets. The increase compared with the second quarter of 2000 primarily resulted from improved spreads and the positive impact of interest-free funds, offset in part by a $570 million reduction in average interest-earning assets.

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property for the third quarter of 2000 was $702 million, a decrease of $14 million compared with $716 million in the third quarter of 1999. Excluding the effect of the 1999 mortgage banking divestitures, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 8% compared with the third quarter of 1999, reflecting higher staff expense as well as other expenses in support of business growth. Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property decreased $2 million in the third quarter of 2000 compared with the second quarter of 2000, primarily due to lower business development and other expenses, primarily offset by higher staff expense and professional and purchased services expense.

Credit quality expense was $12 million in the third quarter of 2000, compared with $5 million in the third quarter of 1999 and $11 million in the second quarter of 2000. The increase in credit quality expense in the third quarter of 2000 compared with the prior-year period resulted from lower gains on the sales of acquired property. Net credit losses were $11 million in the third quarter of 2000, compared with $10 million in the third quarter of 1999 and $11 million in the second quarter of 2000.

Overview (continued)

Nonperforming assets totaled $222 million at Sept. 30, 2000, compared with $228 million at June 30, 2000, $159 million at Dec. 31, 1999, and $169 million at Sept. 30, 1999. The higher level of nonperforming assets compared with Sept. 30, 1999, primarily resulted from the assignment of nonperforming status to commercial loans to a health care provider and its affiliated companies in the first quarter of 2000. The Corporation’s ratio of nonperforming assets to total loans and net acquired property was .81% at Sept. 30, 2000, compared with    .82% at June 30, 2000, .53% at Dec. 31, 1999, and .58% at Sept. 30, 1999.

Year-to-date 2000 compared with year-to-date 1999

For the first nine months of 2000, diluted earnings per share totaled $1.51, an increase of 13% compared with $1.34 per share, on an operating basis, for the first nine months of 1999. Core business sector earnings per share contribution increased 25% over the same periods. Net income in the first nine months of 2000 was $752 million, an increase of 7%, compared with $703 million, on an operating basis, in the first nine months of 1999. Annualized return on equity and return on assets were 26.0% and 2.15%, respectively, for the first nine months of 2000, compared with 21.5% and 1.89%, respectively, on an operating basis, for the first nine months of 1999. Year-to-date 1999 results included an $82 million after-tax net gain from divestitures, $36 million of nonrecurring expenses after taxes, and a $26 million after-tax charge for the cumulative effect of a change in accounting principle. Including these items, year-to-date 1999 diluted earnings per share totaled $1.38, net income totaled $723 million, return on equity was 22.1% and return on assets was 1.94%.

Diluted cash earnings per share totaled $1.68 in the first nine months of 2000, an increase of 11%, compared with $1.51 per share, on an operating basis, in the first nine months of 1999. Core business sector cash earnings per share contribution increased 21% over the same periods. Cash net income was $835 million, an increase of 5%, compared with $792 million, on an operating basis, in the first nine months of 1999. Annualized cash return on tangible equity and cash return on tangible assets were 50.6% and 2.48%, respectively, in the first nine months of 2000, compared with 41.7% and 2.21%, respectively, on an operating basis in the first nine months of 1999.

The comparison of fee revenue in the first nine months of 2000 to the first nine months of 1999 was impacted by the 1999 credit card, network services transaction processing unit and mortgage banking divestitures, as well as the May 2000 expiration of the long-term mutual fund administration contract with a third party. Excluding the effect of these factors, fee revenue for the first nine months of 2000 increased 11% compared with the first nine months of 1999, due to a 14% increase in trust and investment fee revenue. Net interest revenue on a fully taxable equivalent basis in the first nine months of 2000 decreased $24 million compared with the prior-year period. Excluding the net interest revenue generated by the credit card and mortgage banking businesses, net interest revenue increased 1% compared with the first nine months of 1999. Interest-earning assets were $2.5 billion lower in the first nine months of 2000 compared with the prior-year period. Excluding the effect of divestitures and $56 million of nonrecurring expenses recorded in the second quarter of 1999, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 7% during the first nine months of 2000 compared with the prior-year period.

Significant financial events

Repurchase of common stock

During the third quarter of 2000, approximately 1.8 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 18.1 million shares at a purchase price of approximately $600 million for an average share price of $33.15 per share. Common shares outstanding at Sept. 30, 2000, were 6.8% lower than at Dec. 31, 1998, reflecting a 35.9 million reduction, net of shares reissued primarily for employee benefit plan purposes, due to stock repurchases totaling approximately $1.7 billion, at an average share price of $34.52 per share. There are an additional 21.7 million shares available for repurchase under the current 25 million share repurchase program authorized by the board of directors in May 2000.

The Corporation’s average level of treasury stock was approximately $800 million higher in the third quarter of 2000 compared with the third quarter of 1999. After giving effect to funding the higher level of treasury stock, valued at a short-term funding rate, the lower share count increased diluted earnings per share by approximately 3%.

Pending acquisition of remaining 25% of Newton Management Limited

In September 2000, the Corporation announced that it and the management of Newton Management Limited agreed that the Corporation would be permitted to accelerate its option to buy out all remaining shareholders of Newton in two tranches on July 1, 2001 and May 1, 2002. The Corporation acquired 75% of Newton in October 1998, with Newton management and staff retaining the remaining 25% interest in the company, either directly or through options. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. On a local currency basis, Newton has grown funds under management by nearly 90% since its acquisition by the Corporation. In terms of U.S. dollars, funds under management have grown by approximately 65%, from $20 billion since its acquisition by the Corporation to $32 billion, as of Sept. 30, 2000.

Pending acquisition of Chase’s interest in ChaseMellon Shareholder Services

In October 2000, the Corporation announced that it had signed a definitive agreement to purchase The Chase Manhattan Corporation’s interest in ChaseMellon Shareholder Services, currently a 50-50 joint venture between the Corporation and Chase. The transaction terms were not disclosed, and the purchase is expected to be completed during the fourth quarter of 2000, pending regulatory approvals. At closing, ChaseMellon Shareholder Services will be renamed Mellon Investor Services. ChaseMellon, which was formed in May 1995, is one of the nation’s leading providers of shareholder services and related securities services. During the first nine months of 2000, ChaseMellon generated approximately $180 million of gross revenue, of which approximately 81% was gross fee revenue. Mellon Investor Services will be part of the Corporation’s Global Investment Services businesses and will remain headquartered in New Jersey.

Acquisition of The Trust Company of Washington

On Nov. 8, 2000, the Corporation acquired The Trust Company of Washington. At closing, the company was renamed Mellon Trust of Washington. The transaction terms were not disclosed. The company was founded in 1993, and specializes in meeting the needs of high net worth individuals, families and not-for-profit organizations. Based in Seattle with offices in Bellevue and Tacoma, Mellon Trust of Washington added approximately $500 million in assets under management to Mellon Private Asset Management.

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

Cash operating results

	Quarter ended			Nine months ended

(dollar amounts in millions, except	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
per share amounts; ratios annualized)	2000	2000	1999 (a)	2000	1999 (a)

Operating net income	$252	$247	$236	$752	$703

After-tax impact of amortization of intangibles from
purchase acquisitions	27	27	30	83	89

Cash operating net income	$279	$274	$266	$835	$792

Increase over prior-year period	5%	3%	8%	5%	10%

Cash operating earnings per share — diluted	$.56	$.56	$.52	$1.68	$1.51

Increase over prior-year period	8%	12%	11%	11%	11%

Average common equity	$3,893	$3,793	$4,212	$3,863	$4,365

Less: Average goodwill and other identified

intangibles, net of tax benefit (b)	(1,701)	(1,721)	(1,859)	(1,735)	(1,889)

Plus: Average minority interest (c)	77	75	64	76	62

Average tangible common equity (b)	$2,269	$2,147	$2,417	$2,204	$2,538
Cash return on tangible common equity (b)	48.8%	51.4%	43.7%	50.6%	41.7%

Average total assets	$46,058	$46,978	$48,871	$46,745	$49,765

Average total tangible assets (b)	$44,357	$45,257	$47,012	$45,010	$47,876

Cash return on tangible assets (b)	2.50%	2.44%	2.25%	2.48%	2.21%

(a)	Cash operating results for the third quarter of 1999 exclude a $5 million after-tax net loss from divestitures. Also excluded from cash operating results in the first nine months of 1999 are an $87 million after-tax net gain from divestitures, $36 million of nonrecurring expenses after taxes and a $26 million after-tax charge for the cumulative effect of a change in accounting principle.

(b)	The amount of goodwill and other identified intangibles subtracted from common equity and total assets is net of $316 million, $320 million, $361 million, $325 million and $368 million, respectively, of average tax benefits related to tax deductible goodwill and other intangibles.

(c)	Primarily relates to Newton.

Business sectors

For the quarter ended Sept. 30,

			Global		Global		Regional		Specialized
	Wealth		Investment		Investment		Consumer		Commercial
	Management		Management		Services		Banking		Banking
(dollar amounts in millions,
averages in billions)	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999

Revenue:
Net interest revenue (expense)	$32	$26	$4	$(1)	$25	$17	$126	$125	$107	$106

Fee and other revenue	83	75	282	246	244	221	39	37	30	32

Total revenue	115	101	286	245	269	238	165	162	137	138

Credit quality expense (revenue)	1	(2)	—	—	—	—	3	3	6	—

Operating expense:

Intangible amortization	4	4	6	7	4	4	8	13	7	7

Trust-preferred securities	1	—	—	—	—	—	1	1	3	3

Other	60	53	170	155	203	183	93	93	58	54

Total operating expense	65	57	176	162	207	187	102	107	68	64

Income (loss) before taxes	49	46	110	83	62	51	60	52	63	74

Income taxes (benefits)	19	18	44	34	23	21	22	19	24	28

Net income (loss)	$30	$28	$66	$49	$39	$30	$38	$33	$39	$46

Average assets	$3.0	$2.7	$2.5	$2.0	$1.8	$1.7	$14.2	$13.9	$13.5	$12.4

Average common equity	$0.2	$0.2	$0.6	$0.5	$0.5	$0.5	$0.6	$0.7	$0.9	$0.7

Average Tier I preferred equity	$0.1	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2

Cash net income (loss) (a)	$34	$32	$71	$55	$42	$33	$44	$42	$45	$51

Return on common equity (b)	50%	55%	45%	36%	31%	24%	23%	20%	18%	24%

Return on assets (b)	NM	NM	NM	NM	NM	NM	1.05%	0.94%	1.16%	1.46%

Pretax operating margin	43%	45%	38%	34%	23%	22%	36%	32%	46%	53%

Pretax operating margin (c)	47%	50%	41%	37%	24%	23%	41%	40%	54%	61%

Efficiency ratio (c)	53%	53%	59%	63%	76%	77%	56%	58%	42%	39%

For the nine months ended Sept. 30,

			Global		Global		Regional		Specialized
	Wealth		Investment		Investment		Consumer		Commercial
	Management		Management		Services		Banking		Banking
(dollar amounts in millions,
averages in billions)	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999

Revenue:

Net interest revenue (expense)	$94	$71	$8	$(2)	$63	$45	$380	$379	$316	$311

Fee and other revenue	237	220	854	725	739	662	111	114	98	81

Total revenue	331	291	862	723	802	707	491	493	414	392

Credit quality expense (revenue)	1	(2)	—	—	—	—	10	10	13	12

Operating expense:

Intangible amortization	12	12	21	22	10	10	29	37	22	22

Trust-preferred securities	2	1	—	—	—	—	3	3	9	9

Other	175	162	528	459	596	540	282	292	174	165

Total operating expense	189	175	549	481	606	550	314	332	205	196

Income (loss) before taxes and cumulative effect of accounting change	141	118	313	242	196	157	167	151	196	184

Income taxes (benefits)	54	46	126	101	74	64	62	56	75	70

Income (loss) before cumulative effect of accounting change	87	72	187	141	122	93	105	95	121	114

Cumulative effect of accounting change (d)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$87	$72	$187	$141	$122	$93	$105	$95	$121	$114

Average assets	$2.9	$2.5	$2.6	$2.0	$1.9	$1.7	$14.4	$14.1	$13.3	$12.0

Average common equity	$0.2	$0.2	$0.6	$0.5	$0.5	$0.5	$0.7	$0.7	$0.8	$0.7

Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$0.1	$0.1	$0.2	$0.1

Cash net income (loss) (a)	$98	$84	$203	$158	$132	$102	$127	$122	$139	$131

Return on common equity (b)	51%	52%	44%	37%	33%	26%	22%	19%	19%	21%

Return on assets (b)	NM	NM	NM	NM	NM	NM	0.97%	0.90%	1.22%	1.26%

Pretax operating margin	43%	41%	36%	33%	24%	22%	34%	31%	47%	47%

Pretax operating margin (c)	47%	45%	39%	37%	26%	24%	41%	39%	55%	55%

Efficiency ratio (c)	53%	56%	61%	63%	74%	76%	57%	59%	42%	42%

(a)	Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.

(b)	Ratios are annualized.

(c)	Excludes amortization of intangibles and trust-preferred securities expense.

(d)	The cumulative effect of an accounting change has not been allocated to any of the Corporation’s reportable sectors.

(e)	Includes $(8) million and $134 million, respectively, of pre-tax net gains (losses) from divestitures for the three and nine month periods ended Sept. 30, 1999.

(f)	Ratios exclude the impact of net divestiture gains (losses) and nonrecurring expenses.

NM	— Not meaningful

Large							Real Estate
Corporate		Total Core					Workout/Other		Consolidated
Banking		Business Sectors		Divestitures			Activity		Results

2000	1999	2000	1999	2000	1999		2000	1999	2000	1999

$74	$70	$368	$343	$12	$23		$(21)	$(14)	$359	$352
75	63	753	674	5	54	(e)	24	35	782	763

149	133	1,121	1,017	17	77		3	21	1,141	1,115
4	8	14	9	—	—		(2)	(4)	12	5

1	—	30	35	2	2		—	—	32	37
4	6	9	10	—	1		11	9	20	20
87	75	671	613	8	53		(9)	13	670	679

92	81	710	658	10	56		2	22	722	736

53	44	397	350	7	21		3	3	407	374
19	16	151	136	4	6		—	1	155	143

$34	$28	$246	$214	$3	$15		$3	$2	$252	$231

$6.9	$9.2	$41.9	$41.9	$3.4	$5.7		$0.8	$1.3	$46.1	$48.9
$0.8	$1.0	$3.6	$3.6	$0.2	$0.4		$0.1	$0.2	$3.9	$4.2
$0.2	$0.3	$0.5	$0.5	$—	$—		$0.5	$0.5	$1.0	$1.0

$34	$29	$270	$242	$6	$17		$3	$2	$279	$261

17%	12%	27%	24%	NM	NM		NM	NM	26%	22%
1.99%	1.23%	2.33%	2.03%	NM	NM		NM	NM	2.18%	1.87%
35%	34%	35%	34%	NM	NM		NM	NM	36%	34	%(f)
39%	38%	39%	39%	NM	NM		NM	NM	40%	39	%(f)
58%	56%	60%	60%	NM	NM		NM	NM	59%	61	%(f)

Large							Real Estate
Corporate		Total Core					Workout/Other		Consolidated
Banking		Business Sectors		Divestitures			Activity		Results

2000	1999	2000	1999	2000	1999		2000	1999	2000	1999

$221	$211	$1,082	$1,015	$36	$103		$(56)	$(32)	$1,062	$1,086
212	191	2,251	1,993	48	432	(e)	70	72	2,369	2,497

433	402	3,333	3,008	84	535		14	40	3,431	3,583
24	8	48	28	(1)	10		(15)	(13)	32	25

1	1	95	104	6	6		1	1	102	111
14	17	28	30	—	1		31	28	59	59
250	236	2,005	1,854	23	279		(5)	41	2,023	2,174

265	254	2,128	1,988	29	286		27	70	2,184	2,344

144	140	1,157	992	56	239		2	(17)	1,215	1,214
51	50	442	387	22	94		(1)	(16)	463	465

93	90	715	605	34	145		3	(1)	752	749
—	—	—	—	—	—		—	—	—	(26)

$93	$90	$715	$605	$34	$145		$3	$(1)	$752	$723

$7.4	$9.5	$42.5	$41.8	$3.7	$6.7		$0.5	$1.3	$46.7	$49.8
$0.8	$1.0	$3.6	$3.6	$0.2	$0.4		$0.1	$0.4	$3.9	$4.4
$0.2	$0.3	$0.5	$0.5	$—	$—		$0.5	$0.5	$1.0	$1.0

$93	$91	$792	$688	$40	$151		$3	$(1)	$835	$812

15%	13%	26%	23%	NM	NM		NM	NM	26%	22%
1.69%	1.28%	2.25%	1.94%	NM	NM		NM	NM	2.15%	1.94%
33%	35%	35%	33%	NM	NM		NM	NM	35%	32	%(f)
37%	39%	38%	37%	NM	NM		NM	NM	40%	37	%(f)
58%	59%	60%	62%	NM	NM		NM	NM	59%	61	%(f)

Business sectors (continued)

The Corporation’s business sectors reflect the Corporation’s organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six core business sectors. In addition, the effect of Divestitures has been displayed separately, as discussed further on page 17. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. Net interest revenue, fee revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business sectors are on a taxable equivalent basis. There is no intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 1999 Financial Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management’s judgment regarding the risks inherent in the individual lines of business. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the second quarter of 2000, the Corporation realigned its jumbo residential mortgage origination business to focus primarily on existing private client relationships. The jumbo mortgage lending results, previously a part of Wealth Management, were moved to Divestitures, a non-Core Business Sector. Prior period results have been restated.

			% of Core				% of Core
	% of Core		Sector Income		% of Core		Sector Income
Summary	Sector Revenue		Before Taxes		Sector Revenue		Before Taxes

	3Q00	3Q99	3Q00	3Q99	YTD00	YTD99	YTD00	YTD99

Growth Sectors	60%	57%	56%	51%	60%	57%	56%	52%

Return Sectors	40%	43%	44%	49%	40%	43%	44%	48%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	100%	100%

Earnings Per Share Contribution From Total Core Business Sectors
(in millions, except per share amounts)	3Q00	3Q99	Growth	YTD00	YTD99	Growth

Net Income	$246	$214	15%	$715	$605	18%

Average Shares and Equivalents — diluted	495.3	518.6	(4)%	497.4	525.2	(5)%

EPS Contribution	$.50	$.41	22%	$1.44	$1.15	25%

Earnings Per Share Contribution From Total Core Business Sectors - Five Quarter Trend
(in millions, except per share amounts)	3Q00	2Q00	1Q00	4Q99	3Q99

Net Income	$246	$237	$232	$219	$214

Average Shares and Equivalents — diluted	495.3	495.1	502.1	512.5	518.6

EPS Contribution	$.50	$.48	$.46	$.43	$.41

Business sectors (continued)

The Corporation manages its business sectors utilizing growth and return strategies. The sectors managed for growth include businesses which are predominantly fee-based in nature. The Corporation invests in these businesses for future growth. The sectors managed for return include the more slowly growing, traditional banking businesses. These sectors are managed to drive profitability and higher returns on equity, primarily focusing on improving productivity through re-engineering and effective capital management.

Following is a discussion of the Corporation’s business sectors. In the tables that follow, the income statement amounts and average allocated equity are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Sectors Managed for Growth

	Total Revenue	Operating Expense	Income Before
3Q 2000 vs. 3Q 1999	Growth	Growth	Taxes Growth

Wealth Management	14%	12%	8%

Global Investment Management	17%	9%	32%

Global Investment Services	13%	11%	21%

Total Growth Sectors	15%	11%	23%

	Total Revenue	Operating Expense	Income Before
YTD 2000 vs. YTD 1999	Growth	Growth	Taxes Growth

Wealth Management	14%	8%	19%

Global Investment Management	19%	14%	29%

Global Investment Services	14%	10%	25%

Total Growth Sectors	16%	12%	26%

The Corporation’s growth sectors continued to show strong growth in revenue and income before taxes for the third quarter and first nine months of 2000. Revenue for the growth sectors grew 15% and 16%, respectively, for the third quarter and first nine months of 2000, while income before taxes grew 23% and 26% for the same periods.

Business sectors (continued)

Wealth Management

					Growth rates
	Quarter ended		Nine months ended
					3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2000	1999	2000	1999	3Q 99	9 Mos 99

Total revenue	$115	$101	$331	$291	14%	14%
Total operating expense	$65	$57	$189	$175	12%	8%
Income before taxes	$49	$46	$141	$118	8%	19%
Return on common equity	50%	55%	51%	52%
Pretax operating margin (a)	47%	50%	47%	45%
Assets under management	$57	$51			11%
Assets under administration or custody	$34	$34			—%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Wealth Management includes private asset management services and private banking. Income before taxes increased 8% in the third quarter and 19% in the first nine months of 2000 compared with the prior-year periods. These increases resulted from positive operating leverage as revenue increased 14% in both periods, with expense growth of 12% and 8%, respectively. The 8% quarter to quarter growth rate for income before taxes was impacted by a credit recovery in the third quarter of 1999. Excluding this credit recovery, income before taxes increased 15% in the third quarter of 2000 compared to the prior year period.

Global Investment Management

					Growth rates
	Quarter ended		Nine months ended
					3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2000	1999	2000	1999	3Q 99	9 Mos 99

Total revenue	$286	$245	$862	$723	17%	19%
Total operating expense	$176	$162	$549	$481	9%	14%
Income before taxes	$110	$83	$313	$242	32%	29%
Return on common equity	45%	36%	44%	37%
Pretax operating margin (a)	41%	37%	39%	37%
Assets under management	$443	$364			22%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Income before taxes increased 32% in the third quarter of 2000, compared with the third quarter of 1999 and increased 29% in the first nine months of 2000, compared with the prior-year period. These increases resulted from higher mutual fund, institutional asset management and brokerage fees, offset in part by higher staff and other expenses in support of current business growth, as well as investments for growth initiatives including those outside the United States. The year-to-date 19% increase in total revenue was impacted by a $17 million higher level of investment management performance fees, primarily recorded in the first quarter. Assets under management for this sector increased 22% to $443 billion at Sept. 30, 2000, from $364 billion at Sept. 30, 1999, primarily due to net new business, as well as market appreciation. Average proprietary equity mutual funds increased $14 billion, or 29%, in the third quarter of 2000 compared to the third quarter of 1999.

Business sectors (continued)

Global Investment Services

							Growth rates

	Quarter ended		Nine months ended
							3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,		Sept. 30,		vs	vs
	2000	1999	2000		1999		3Q 99	9 Mos 99

Total revenue	$269	$238	$	802	$	707	13%	14%

Total operating expense	$207	$187	$	606	$	550	11%	10%

Income before taxes	$62	$51	$	196	$	157	21%	25%

Return on common equity	31%	24%		33%		26%

Pretax operating margin (a)	24%	23%		26%		24%

Assets under management	$40	$31					28%

Assets under administration or custody	$2,264	$2,122					7%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. As shown in the table on page 25, gross fee revenue generated by all of the Corporation’s joint ventures remained approximately the same in the third quarter of 2000 compared with the third quarter of 1999 and increased $55 million, or 19%, in the first nine months of 2000, compared to the prior-year period. Income before taxes increased 21% in the third quarter of 2000, compared with the third quarter of 1999, and increased 25% in the year over year comparison. These increases primarily resulted from higher institutional trust and custody revenue resulting from net new business, including higher securities lending revenue. Assets under administration or custody exceeded $2.2 trillion at Sept. 30, 2000, an increase of 7% from Sept. 30, 1999.

Sectors Managed for Return

	Pretax Operating		Return on		Average
	Margin (a)		Common Equity		Allocated Equity

(dollar amounts in millions)	3Q00	3Q99	3Q00	3Q99	3Q00	3Q99

Regional Consumer Banking	41%	40%	23%	20%	$688	$719

Specialized Commercial Banking	54%	61%	18%	24%	$1,020	$894

Large Corporate Banking	39%	38%	17%	12%	$1,040	$1,224

Total Return Sectors	44%	46%	19%	18%	$2,748	$2,837

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

	Pretax Operating		Return on		Average
	Margin (a)		Common Equity		Allocated Equity

(dollar amounts in millions)	YTD00	YTD99	YTD00	YTD99	YTD00	YTD99

Regional Consumer Banking	41%	39%	22%	19%	$693	$715

Specialized Commercial Banking	55%	55%	19%	21%	$987	$876

Large Corporate Banking	37%	39%	15%	13%	$1,075	$1,248

Total Return Sectors	44%	44%	18%	17%	$2,755	$2,839

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Business sectors (continued)

The results in the third quarter and first nine months of 2000 for the return sectors continue to demonstrate the Corporation’s strategy of driving profitability and higher returns on equity, primarily focusing on improving productivity through re-engineering and effective capital management. The Corporation aggressively manages capital levels in the return sectors. Average allocated equity decreased $89 million in the third quarter of 2000, and the return on common equity increased to 19%, up from 18% in the third quarter of 1999. The pretax operating margin in the third quarter of 2000 was 44%, down from 46% in the third quarter of 1999, primarily reflecting higher credit quality and other expenses in the Specialized Commercial Banking sector. The pretax operating margin for the return sectors for the first nine months of 2000 was 44%, unchanged from the prior year period. Return on common equity was 18% for the first nine months of 2000, compared with 17% in the first nine months of 1999. Average allocated equity decreased $84 million in the first nine months of 1999, compared to the prior-year period.

Regional Consumer Banking

					Growth rates
	Quarter ended		Nine months ended
					3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2000	1999	2000	1999	3Q 99	9 Mos 99

Total revenue	$165	$162	$491	$493	2%	(1)%
Total operating expense	$102	$107	$314	$332	(5)%	(6)%
Income before taxes	$60	$52	$167	$151	14%	11%
Return on common equity	23%	20%	22%	19%
Pretax operating margin (a)	41%	40%	41%	39%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Income before taxes increased 14% in the third quarter of 2000, compared with the third quarter of 1999, and increased 11% in the year over year comparison. These increases reflect the benefits of productivity improvements as operating expense decreased 5% in the third quarter of 2000, compared with the third quarter of 1999, and decreased 6% in the year over year comparison. Return on common equity improved to 23% for the third quarter of 2000 and to 22% for the first nine months of 2000. The pretax operating margin improved to 41% in the third quarter of 2000, compared with 40% in the third quarter of 1999, and to 41% from 39% year over year.

Business sectors (continued)

Specialized Commercial Banking

					Growth rates
	Quarter ended		Nine months ended
					3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2000	1999	2000	1999	3Q 99	9 Mos 99

Total revenue	$137	$138	$414	$392	(1)%	6%
Total operating expense	$68	$64	$205	$196	7%	5%
Income before taxes	$63	$74	$196	$184	(14)%	7%
Return on common equity	18%	24%	19%	21%
Pretax operating margin (a)	54%	61%	55%	55%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Income before taxes decreased 14% in the third quarter of 2000, compared with the third quarter of 1999, but increased 7% in the year over year comparison. The decrease in the third quarter of 2000, primarily resulted from a $6 million increase in credit quality expense, and a $4 million increase in other expenses. Mellon Ventures, Inc., the Corporation’s venture capital group, recorded a pre-tax loss of $2 million in the third quarter of 2000 compared with income before taxes of $8 million in the prior-year period, and income before taxes of $11 million for the first nine months of 2000 compared with $9 million in the prior-year period. The return on common equity was 18% in the third quarter of 2000, down from 24% in the prior year while the pretax operating margin was 54% in the third quarter of 2000, down from 61% in the prior year.

Large Corporate Banking

					Growth rates
	Quarter ended		Nine months ended
					3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2000	1999	2000	1999	3Q 99	9 Mos 99

Total revenue	$149	$133	$433	$402	13%	8%
Total operating expense	$92	$81	$265	$254	14%	4%
Income before taxes	$53	$44	$144	$140	18%	2%

Return on common equity	17%	12%	15%	13%
Pretax operating margin (a)	39%	38%	37%	39%

(a)	Excludes amortization of intangibles and trust-preferred securities expense.

Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading, and international banking. Income before taxes increased 18% in the third quarter of 2000, compared with the third quarter of 1999, and 2% in the year over year comparison. Credit quality expense was lower in the third quarter of 2000 compared to the third quarter of 1999, but was higher in the first nine months of 2000 compared to the first nine months of 1999. The driver of revenue and income before taxes growth was the continued strong results of the Corporation’s cash management business line. The cash management business line’s revenue improved by $15 million, or 19%, in the third quarter of 2000 compared to the third quarter of 1999, and by $39 million, or 17%, in the first nine months of 2000 compared with the first nine months of 1999. Income before taxes for the cash management business line improved by $7 million, or 34%, in the

Business sectors (continued)

third quarter of 2000 compared to the third quarter of 1999, and by $26 million, or 52% in the first nine months of 2000 compared with the first nine months of 1999.

Total Core Business Sectors

					Growth rates
	Quarter ended		Nine months ended
					3Q 00	9 Mos 00
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2000	1999	2000	1999	3Q 99	9 Mos 99

Total revenue	$1,121	$1,017	$3,333	$3,008	10%	11%

Total operating expense	$710	$658	$2,128	$1,988	8%	7%

Income before taxes	$397	$350	$1,157	$992	13%	17%

Return on common equity	27%	24%	26%	23%

Pretax operating margin (a)	39%	39%	38%	37%

(a) Excludes amortization of intangibles and trust-preferred securities expense.

Income before taxes for the Total Core Business Sectors increased 13% in the third quarter of 2000, compared with the third quarter of 1999, and increased 17% in the year over year comparison. The Total Core Business Sectors contribution to earnings per share increased 22% and 25% in the third quarter of 2000 and first nine months of 2000, respectively, over the prior-year periods.

Business sectors (continued)

Divestitures

Divestitures includes the jumbo residential mortgage origination business and the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000. Results in 1999 also include residential and commercial mortgage loan origination and servicing, credit card, network services transaction processing and the gain on the sale of the seven Mellon Bank (MD) N.A. retail offices that were sold in September 1999. The third quarter of 1999 includes an $8 million pre-tax net loss from divestitures. The first nine months of 1999 includes a $134 million pre-tax net gain from divestitures.

Real Estate Workout/Other Activity

Real Estate Workout/Other Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the core business sectors. During the third quarter of 2000, the Corporation changed the process by which it allocates the net impact of certain corporate level activity to the core business sectors. This change in process resulted in a restatement of prior period revenue and other expense amounts, but had no impact on income (loss) before taxes for any sector. Revenue of Real Estate Workout/Other Activity now reflects amounts not attributable to the operations of a particular business sector, and the net interest expense incurred to support the carrying value of premises, equipment and other assets. Previously, these amounts were allocated directly to net interest revenue, and fee and other revenue, in the core business sectors. Now, these amounts are offset in the Real Estate Workout/Other Activity income statement by a credit to other operating expense, as noted below. Credit quality revenue in 2000 primarily reflects loan recoveries from loans to lesser developed countries while 1999 revenue is primarily gains from the sales of acquired property. Other operating expense includes various direct expenses for items not attributable to the operations of a business sector, and a net credit for net corporate level (income) expense amounts allocated from Real Estate Workout/Other Activity to the core business sectors, as noted above. The Real Estate Workout/Other Activity sector’s income before taxes for both the third quarter of 2000 and third quarter of 1999 was $3 million. This sector’s income before taxes was $2 million in the first nine months of 2000, compared with a pretax loss of $17 million in the first nine months of 1999. The year to date 1999 operating expenses include $56 million of nonrecurring expenses recorded in the second quarter of 1999, related to a $30 million charitable contribution to the Mellon Financial Corporation Foundation and $26 million of expenses as part of the Mellon Third Century strategic initiatives. Average assets primarily include assets of certain support areas not identified with the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors.

Business sectors (continued)

			Global		Global		Regional		Specialized
	Wealth		Investment		Investment		Consumer		Commercial
	Management		Management		Services		Banking		Banking
(dollar amounts in millions,
averages in billions)	3Q00	2Q00	3Q00	2Q00	3Q00	2Q00	3Q00	2Q00	3Q00	2Q00

Revenue:

Net interest revenue (expense)	$32	$34	$4	$2	$25	$19	$126	$128	$107	$104

Fee and other revenue	83	78	282	271	244	254	39	39	30	30

Total revenue	115	112	286	273	269	273	165	167	137	134

Credit quality expense (revenue)	1	—	—	—	—	—	3	4	6	—

Operating expense:

Intangible amortization	4	4	6	8	4	3	8	9	7	7

Trust-preferred securities	1	—	—	—	—	—	1	1	3	3

Other	60	59	170	176	203	197	93	95	58	59

Total operating expense	65	63	176	184	207	200	102	105	68	69

Income (loss) before taxes	49	49	110	89	62	73	60	58	63	65

Income taxes (benefits)	19	19	44	36	23	27	22	22	24	25

Net income (loss)	$30	$30	$66	$53	$39	$46	$38	$36	$39	$40

Average assets	$3.0	$2.8	$2.5	$2.7	$1.8	$2.1	$14.2	$14.3	$13.5	$13.3

Average common equity	$0.2	$0.2	$0.6	$0.6	$0.5	$0.5	$0.6	$0.7	$0.9	$0.8

Average Tier I preferred equity	$0.1	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2

Cash net income (loss) (a)	$34	$34	$71	$58	$42	$49	$44	$43	$45	$46

Return on common equity (b)	50%	53%	45%	38%	31%	37%	23%	23%	18%	19%

Return on assets (b)	NM	NM	NM	NM	NM	NM	1.05%	1.03%	1.16%	1.21%

Pretax operating margin	43%	44%	38%	33%	23%	27%	36%	35%	46%	48%

Pretax operating margin (c)	47%	48%	41%	35%	24%	28%	41%	41%	54%	56%

Efficiency ratio (c)	53%	52%	59%	65%	76%	72%	56%	57%	42%	44%

(a) Excludes the after-tax impact of the amortization of goodwill and other intangibles from purchase acquisitions.
(b) Ratios are annualized.
(c) Excludes amortization of intangibles and trust-preferred securities expense.
NM — Not meaningful

Income before taxes for the Corporation’s Total Core Business Sectors totaled $397 million in the third quarter of 2000, an increase of $14 million, or 15% on an annualized basis, from the second quarter of 2000. Total revenue increased $15 million, including $10 million of higher fee revenue, primarily resulting from higher trust and investment fee revenue, while operating expense decreased $1 million. Credit quality expense increased $2 million.

Large						Real Estate
Corporate		Total Core				Workout/Other		Consolidated
Banking		Business Sectors		Divestitures		Activity		Results

3Q00	2Q00	3Q00	2Q00	3Q00	2Q00	3Q00	2Q00	3Q00	2Q00

$74	$76	$368	$363	$12	$11	$(21)	$(22)	$359	$352

75	71	753	743	5	18	24	20	782	781

149	147	1,121	1,106	17	29	3	(2)	1,141	1,133

4	8	14	12	—	(1)	(2)	—	12	11

1	—	30	31	2	2	—	—	32	33

4	5	9	9	—	—	11	10	20	19

87	85	671	671	8	7	(9)	(7)	670	671

92	90	710	711	10	9	2	3	722	723

53	49	397	383	7	21	3	(5)	407	399

19	17	151	146	4	7	—	(1)	155	152

$34	$32	$246	$237	$3	$14	$3	$(4)	$252	$247

$6.9	$7.3	$41.9	$42.5	$3.4	$3.9	$0.8	$0.6	$46.1	$47.0

$0.8	$0.8	$3.6	$3.6	$0.2	$0.2	$0.1	$—	$3.9	$3.8

$0.2	$0.3	$0.5	$0.5	$—	$—	$0.5	$0.5	$1.0	$1.0

$34	$32	$270	$262	$6	$16	$3	$(4)	$279	$274

17%	15%	27%	27%	NM	NM	NM	NM	26%	26%

1.99%	1.75%	2.33%	2.24%	NM	NM	NM	NM	2.18%	2.12%

35%	34%	35%	35%	NM	NM	NM	NM	36%	35%

39%	37%	39%	38%	NM	NM	NM	NM	40%	40%

58%	57%	60%	61%	NM	NM	NM	NM	59%	59%

Noninterest revenue

	Quarter ended			Nine months ended

(dollar amounts in millions,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
unless otherwise noted)	2000	2000	1999	2000	1999

Trust and investment fee revenue:

Investment management	$329	$310	$290	$963	$852

Administration and custody	150	173	148	496	449

Benefits consulting	66	63	66	185	183

Brokerage fees	16	19	13	60	44

Total trust and investment fee revenue	561	565	517	1,704	1,528

Cash management and deposit transaction charges	83	83	78	240	228

Foreign currency and securities trading revenue	42	42	42	135	130

Financing-related revenue	44	43	39	126	137

Equity investment revenue	20	17	17	73	47

Mortgage servicing fees	3	2	48	7	151

Other	20	21	24	59	120

Total fee and other revenue	773	773	765	2,344	2,341

Net gain (loss) from divestitures	—	—	(8)	—	134

Gains on the sales of securities	—	—	—	—	—

Total noninterest revenue	$773	$773	$757	$2,344	$2,475

Fee revenue as a percentage of net interest and fee revenue (FTE)	69%	69%	69%	69%	69%

Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	49%	50%	46%	50%	44%

Assets under management at period end (in billions)	$540	$521	$446

Assets under administration or custody at period end (in billions)	$2,298	$2,257	$2,156

Note: In the first quarter of 2000, various items previously reported in other fee revenue were reclassified to mutual fund administration and custody revenue in trust and investment fee revenue; cash management and deposit transaction charges; financing-related revenue and equity investment revenue. Third quarter 1999 and nine months ended Sept. 30, 1999, have been restated and the percentages of trust and investment fee revenue to net interest and fee revenue have been recalculated. For analytical purposes, the term “fee revenue,” as utilized throughout this Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities and the net gain (loss) from divestitures.

Fee revenue

Fee revenue of $773 million in the third quarter of 2000 was impacted by the third quarter 1999 mortgage banking divestitures and the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party. Excluding these factors, fee revenue increased 12% in the third quarter of 2000 compared with the prior-year period, primarily due to a 13% increase in trust and investment fee revenue.

	3rd Qtr. 2000	3rd Qtr. 2000	Nine Mo. 2000
	over	over	over
Fee revenue growth (a)	3rd Qtr. 1999	2nd Qtr. 2000	Nine Mo. 1999

Trust and investment fee revenue growth	13%	2%	14%

Total fee revenue growth	12%	2%	11%

(a)	Excludes the effect of divestitures and the expiration of the long-term mutual fund administration contract with a third party.

Noninterest revenue (continued)

Investment management fee revenue

	Quarter ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2000	2000	1999	2000	1999

Managed mutual funds (a):

Equity funds	$91	$83	$69	$257	$195

Taxable money market funds:

Institutional	29	27	25	83	77

Individuals	9	9	11	28	29

Tax-exempt bond funds	20	20	22	60	68

Fixed-income funds	10	10	11	31	35

Tax-exempt money market funds	7	8	7	22	22

Nonproprietary	10	10	7	28	19

Total managed mutual funds	176	167	152	509	445

Private clients	78	77	73	231	217

Institutional	75	66	65	223	190

Total investment management fee revenue	$329	$310	$290	$963	$852

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $9 million, $8 million and $7 million at Sept. 30, 2000, June 30, 2000, and Sept. 30, 1999, respectively. Net of year-to-date fees waived and fund expense reimbursements of $26 million and $24 million at Sept. 30, 2000, and Sept. 30, 1999, respectively.

Investment management fee revenue increased $39 million, or 13%, in the third quarter of 2000, compared with the prior-year period, and increased $111 million, or 13%, in the first nine months of 2000, compared with the first nine months of 1999. The increase in the third quarter of 2000 compared to the third quarter of 1999 resulted from a $24 million, or 16%, increase in mutual fund management revenue; a $10 million, or a 15%, increase in institutional asset management revenue; and a $5 million, or 6%, increase in private client asset management revenue. These increases resulted primarily from net new business, as well as an increase in the market value of assets under management.

Noninterest revenue (continued)

Mutual fund management fees are based upon the average net assets of each fund. The average assets of proprietary mutual funds managed in the third quarter of 2000 were $142 billion, up $18 billion, or 14%, from $124 billion in the third quarter of 1999, and up $6 billion, or 4% unannualized, from $136 billion in the second quarter of 2000. The increases resulted primarily from increases in average net assets of equity funds. Proprietary equity funds averaged $59 billion in the third quarter of 2000, an increase of $14 billion, or 29%, compared with $45 billion in the third quarter of 1999.

As shown in the table below, the market value of assets under management was $540 billion at Sept. 30, 2000, a $19 billion, or 4% unannualized, increase from $521 billion at June 30, 2000, and a $94 billion, or 21%, increase from $446 billion at Sept. 30, 1999. The increase at Sept. 30, 2000, compared to June 30, 2000, was primarily due to net new business. A key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 2.7% in the third quarter of 2000, while the equity market, as measured by the Standard and Poor’s 500 Index, decreased 1.2% in the third quarter of 2000. At Sept. 30, 2000, the market values of these assets managed by the Corporation were comprised as follows: approximately 50% equities; approximately 15% fixed income; approximately 20% money market; approximately 5% securities lending cash collateral; and approximately 10% overlay and global fixed-income products.

Market value of assets under management

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in billions)	2000	2000	2000	1999	1999

Mutual funds managed:

Equity funds	$60	$59	$59	$54	$45

Taxable money market funds:

Institutional	47	41	41	42	38

Individuals	9	10	11	9	10

Tax-exempt bond funds	14	14	14	14	15

Fixed-income funds	7	7	7	7	7

Tax-exempt money market funds	8	7	8	8	7

Nonproprietary	32	31	31	30	26

Total mutual funds managed	177	169	171	164	148

Private clients	54	54	54	55	53

Institutional (a)	309	298	286	269	245

Total market value of assets under management	$540	$521	$511	$488	$446

(a)	Includes assets managed at Pareto Partners of $29 billion at Sept. 30, 2000; $30 billion at June 30, 2000; $32 billion at March 31, 2000; $32 billion at Dec. 31, 1999; and $28 billion at Sept. 30, 1999. The Corporation has a 30% equity interest in Pareto Partners.

At Sept. 30, 2000, the combined market values of $32 billion of nonproprietary mutual funds and $309 billion of institutional assets managed, by asset type, were as follows: equities, $124 billion; balanced, $43 billion; fixed income, $46 billion; money market, $87 billion; and $41 billion in overlay and global fixed-income products, primarily at Pareto Partners, for a total of $341 billion.

Noninterest revenue (continued)

Administration and custody fee revenue

	Quarter ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2000	2000	1999	2000	1999

Institutional trust	$122	$134	$96	$377	$300

Mutual funds	22	35	47	105	134

Private clients	6	4	5	14	15

Total administration and custody fee revenue	$150	$173	$148	$496	$449

As shown in the table above, administration and custody fee revenue increased $2 million, or 2%, in the third quarter of 2000 compared with the third quarter of 1999, and increased $47 million, or 11%, in the first nine months of 2000 compared to the first nine months of 1999.

Institutional trust and custody revenue increased $26 million, or 28%, in the third quarter of 2000 compared to the third quarter of 1999, primarily resulting from net new business, including an $8 million increase in securities lending revenue. The $12 million, or 10%, decrease in institutional trust and custody revenue compared with the second quarter of 2000 primarily resulted from lower equity income from joint ventures and lower securities lending revenue. The equity income from joint ventures in the second quarter of 2000 was positively impacted by earnings from large one-time projects for clients.

The results of joint ventures are accounted for under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. The table below shows institutional trust and custody fee revenue including the gross revenue generated by the Corporation’s joint ventures that provide such services. Including the institutional trust and custody gross revenue generated by joint ventures, institutional trust and custody revenue increased $23 million, or 13%, compared with the third quarter of 1999.

	Quarter ended			Nine months ended

Institutional trust and custody fee revenue	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2000	2000	1999	2000	1999

Total institutional trust and custody fee revenue — as reported	$122	$134	$96	$377	$300

Adjustment to reflect joint venture revenue	72	85	75	256	217

Adjusted institutional trust and custody fee revenue	$194	$219	$171	$633	$517

The $25 million, or 52%, decrease in mutual fund administration and custody fee revenue in the third quarter of 2000 compared with the third quarter of 1999 was due to the May 2000 expiration of the long-term mutual fund administration contract with a third party. Fees from this contract totaled approximately $22 million pre-tax, or $.03 per common share, in the third quarter of 1999. Fees from this contract totaled approximately $13 million pre-tax, or $.015 per common share, in the second quarter through May 2000, when the contract expired.

Noninterest revenue (continued)

The market value of assets under administration or custody, shown in the table below, was $2,298 billion at Sept. 30, 2000, an increase of $41 billion, or 2% unannualized, compared with $2,257 billion at June 30, 2000, and an increase of $142 billion, or 7%, compared with $2,156 billion at Sept. 30, 1999.

Market value of assets under administration or custody	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in billions)	2000	2000	2000	1999	1999

Institutional trust (a)(b)	$2,153	$2,122	$2,131	$2,074	$2,046

Mutual funds	111	100	93	87	76

Private clients	34	35	37	37	34

Total market value of assets under administration or custody	$2,298	$2,257	$2,261	$2,198	$2,156

(a)	Includes $330 billion of assets at Sept. 30, 2000; $320 billion of assets at June 30, 2000; $325 billion of assets at March 31, 2000; $324 billion of assets at Dec. 31, 1999; and $350 billion of assets at Sept. 30, 1999, administered by CIBC Mellon Global Securities Services, a joint venture.

(b)	Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, were $84 billion at Sept. 30, 2000; $64 billion at June 30, 2000; $60 billion at March 31, 2000; $58 billion at Dec. 31, 1999; and $32 billion at Sept. 30, 1999.

Benefits consulting / brokerage fees

Benefits consulting fees generated by Buck Consultants remained unchanged in the third quarter of 2000, compared with the third quarter of 1999. The $3 million, or 21%, increase in brokerage fees in the third quarter of 2000 compared to the third quarter of 1999 primarily resulted from higher trading volumes in the active equities market. Dreyfus Brokerage Services, Inc. averaged approximately 11,000 trades per day in the third quarter of 2000, compared with approximately 13,200 trades per day in the second quarter of 2000 and approximately 8,500 trades per day in the third quarter of 1999.

Cash management fees and deposit transaction charges / foreign currency and securities trading revenue

Cash management fees and deposit transaction charges increased $5 million, or 7%, in the third quarter of 2000, compared with the third quarter of 1999, primarily resulting from higher volumes of business in cash management, especially in electronic payment services. Cash management fees do not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on the compensating balances are recognized in net interest revenue. Foreign currency and securities trading revenue remained unchanged in the third quarter of 2000, compared with the prior-year period.

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $64 million in the third quarter of 2000 compared with $60 million in the second quarter of 2000, and $56 million in the third quarter of 1999. Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; loan securitization revenue; gains or losses on loan securitizations and sales; and gains or losses on lease residuals, increased $5 million in the third quarter of 2000 compared with the third quarter of 1999. Equity investment revenue, which includes gains and losses on venture capital investments, increased $3 million in the third quarter of 2000 compared with the third quarter of 1999.

Noninterest revenue (continued)

Mortgage servicing fees

The $3 million of mortgage servicing fees in the third quarter of 2000 relates to the servicing of jumbo mortgages retained by the Corporation following the 1999 divestiture of the mortgage businesses.

Other revenue

Other revenue decreased $4 million in the third quarter of 2000 compared with the third quarter of 1999. The decrease primarily related to lower gains on the sales of assets.

Fee and other revenue including gross joint venture fee revenue

As previously discussed, the Corporation accounts for its interests in joint ventures under the equity method of accounting, with net results recorded primarily as trust and investment fee revenue. The gross joint venture fee revenue is not included in the reported fee revenue. Approximately 45% of the trust and investment gross joint venture fee revenue presented in the table below is attributable to ChaseMellon Shareholder Services. This gross revenue will be included in reported fee revenue following the purchase of the other venture partner’s interest in the joint venture. See “Significant financial events” on page 6 for a further discussion of this pending acquisition. The table below presents the components of total fee and other revenue, including gross joint venture fee revenue.

	Quarter ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2000	2000	1999	2000	1999

Trust and investment fee revenue	$657	$675	$618	$2,034	$1,815

Foreign currency and securities trading revenue	48	48	45	154	137

Non-impacted components of fee and other revenue	170	166	206	505	683

Total fee and other revenue including gross joint venture fee revenue	875	889	869	2,693	2,635

Less: Trust and investment gross joint venture fee revenue	(96)	(110)	(101)	(330)	(287)

Foreign currency and securities trading gross joint venture fee revenue	(6)	(6)	(3)	(19)	(7)

Total gross joint venture fee revenue (a)	(102)	(116)	(104)	(349)	(294)

Total fee and other revenue as reported	$773	$773	$765	$2,344	$2,341

(a)	The gross joint venture fee revenue presented above is shown net of the equity income earned from the joint ventures.

Noninterest revenue (continued)

Net gain (loss) from divestitures

In the third quarter of 1999, the Corporation recorded an $8 million pre-tax net loss from divestitures. The after-tax impact totaled $5 million or $.01 per common share. The net loss primarily resulted from an adjustment to previous write-downs recorded to reflect the net sales proceeds received for the residential and commercial mortgage servicing businesses. This loss was partially offset by an additional gain related to the divestiture of the network services transaction processing unit as more customers converted to the purchaser, as well as a gain on the sale of seven Mellon Bank (MD) N.A. retail offices in September 1999. Including the $142 million pre-tax net gain from divestitures recorded in the first six months of 1999, the pre-tax net gain from divestitures for the nine months ended Sept. 30, 1999, totaled $134 million.

Third quarter 2000 compared with second quarter 2000

Excluding the effect of the expiration of the long-term mutual fund administration contract with a third party, fee revenue increased 2% unannualized in the third quarter of 2000 compared with the second quarter of 2000, primarily resulting from higher trust and investment fee revenue.

Year-to-date 2000 compared with year-to-date 1999

Fee revenue totaled $2.344 billion in the first nine months of 2000, a $3 million increase compared with $2.341 billion in the first nine months of 1999. Fee revenue for the first nine months of 2000 was impacted by the divestitures of the credit card business, network services transaction processing unit and the mortgage banking businesses, as well as the expiration of the long-term mutual fund administration contract with a third party. Excluding the effect of these factors, fee revenue for the first nine months of 2000 increased 11% compared with the first nine months of 1999, due to a 14% increase in trust and investment fee revenue.

Net interest revenue

Third quarter 2000 compared with the third quarter of 1999 and the second quarter of 2000

Net interest revenue on a fully taxable equivalent basis for the third quarter of 2000 totaled $359 million, compared with $352 million in both the third quarter of 1999 and the second quarter of 2000. The net interest margin was 3.95% in the third quarter of 2000, compared with 3.63% in the third quarter of 1999 and 3.86% in the second quarter of 2000. Net interest revenue increased $7 million, or 2%, compared with the third quarter of 1999. Excluding the net interest revenue generated by the mortgage banking businesses, net interest revenue increased 3% compared with the third quarter of 1999, reflecting improved spreads and the positive impact of interest-free funds in a higher rate environment, including compensating deposits held in lieu of customers paying cash management fees, partially offset by higher funding costs related to the repurchase of common stock and a $2.5 billion lower level of average interest-earning assets. The decrease in interest-earning assets was due to a $2.75 billion reduction in average loans in the third quarter of 2000 compared to the third quarter of 1999, reflecting a lower level of wholesale loans, and the divestiture of the residential mortgage business in September 1999. Average loans in the third quarter of 1999 included approximately $540 million of subsequently divested residential mortgages.

Net interest revenue on a fully taxable equivalent basis in the third quarter of 2000 increased $7 million, or 2% unannualized, compared with the second quarter of 2000. This increase primarily resulted from improved spreads and the positive impact of interest-free funds, offset in part by a $570 million reduction in average interest-earnings assets.

Year-to-date 2000 compared with year-to-date 1999

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $1.062 billion and 3.85%, respectively, in the first nine months of 2000, compared with $1.086 billion and 3.71%, respectively, in the first nine months of 1999. The $24 million decrease in net interest revenue primarily resulted from the divestitures of the credit card and mortgage banking businesses, as well as higher funding costs related to the repurchase of common stock, partially offset by the positive impact of interest-free funds including the impact of compensating deposits held in lieu of customers paying cash management fees. Interest-earning assets were $2.5 billion lower in the first nine months of 2000 compared with the prior-year period. Excluding the net interest revenue generated by the divested businesses, net interest revenue increased 1% compared with the first nine months of 1999.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

		Nine months ended

		Sept. 30, 2000		Sept. 30, 1999
		Average	Average	Average	Average
(dollar amounts in millions)		balance	yields/rates	balance	yields/rates

Assets	Interest-earning assets:

	Interest-bearing deposits with banks	$ 1,014	5.57%	$ 755	4.80%

	Federal funds sold and securities under resale agreements	880	6.33	586	5.20

	Other money market investments	86	5.03	57	4.34

	Trading account securities	262	6.73	370	5.12

	Securities:

	U.S. Treasury and agency securities (a)	6,124	6.55	6,414	6.41

	Obligations of states and political subdivisions (a)	140	6.19	117	6.39
	Other (a)	90	8.14	92	7.52

	Loans, net of unearned discount (a)	28,215	8.09	30,710	7.37

	Total interest-earning assets	36,811	7.70	39,101	7.10

	Cash and due from banks	3,183		3,065

	Premises and equipment	575		565

	Customers’ acceptance liability	96		121

	Net acquired property	19		28

	Other assets (a)	6,664		7,354

	Reserve for credit losses	(406)		(442)

	Total assets	$46,942		$49,792

Liabilities,	Interest-bearing liabilities:

trust-preferred	Deposits in domestic offices:

securities and	Demand	$ 454	4.74%	$ 372	2.34%

shareholders’	Money market and other savings accounts	12,585	3.33	12,387	2.80

equity	Retail savings certificates	6,565	5.06	6,725	4.53

	Other time deposits	978	5.60	1,402	5.11

	Deposits in foreign offices	2,985	4.82	3,033	4.36

	Total interest-bearing deposits	23,567	4.12	23,919	3.61

	Federal funds purchased and securities under repurchase agreements	1,663	6.02	2,320	4.74

	Short-term bank notes	516	6.23	734	5.14

	U.S. Treasury tax and loan demand notes	372	5.95	583	4.64

	Term federal funds purchased	167	6.07	449	5.12

	Commercial paper	134	6.30	136	5.37

	Other funds borrowed	507	6.91	420	8.12

	Notes and debentures (with original maturities over one year)	3,460	6.81	3,370	6.60

	Total interest-bearing liabilities	30,386	4.65	31,931	4.15

	Total noninterest-bearing deposits	8,798		9,714

	Acceptances outstanding	96		121

	Other liabilities (a)	2,679		2,652

	Total liabilities	41,959		44,418

	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	991		991

	Shareholders’ equity (a)	3,992		4,383

	Total liabilities, trust-preferred securities and shareholders’ equity	$46,942		$49,792

Rates	Yield on total interest-earning assets		7.70%		7.10%

	Cost of funds supporting interest-earning assets		3.85		3.39

	Net interest margin:

	Taxable equivalent basis		3.85%		3.71%

	Without taxable equivalent increments		3.83		3.69

	(a) Amounts and yields exclude adjustments to fair value required by FAS No. 115.
	Note: Average rates are annualized and calculated on a taxable equivalent basis, at tax rates approximating 35%, using
	dollar amounts in thousands and actual number of days in the periods, and are before the effect of reserve

				Quarter ended

Sept. 30, 2000		June 30, 2000		March 31, 2000		Dec. 31, 1999		Sept. 30, 1999

Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
balance	yields/rates	balance	yields/rates	balance	yields/rates	balance	yields/rates	balance	yields/rates

$1,220	5.47%	$1,065	5.68%	$757	5.58%	$944	4.81%	$740	4.85%

691	6.84	1,062	6.34	888	5.94	1,254	5.64	655	5.20

98	5.05	92	4.80	68	5.30	69	4.80	68	4.26

322	6.54	214	7.21	248	6.56	372	5.79	403	5.27

6,112	6.52	6,117	6.62	6,145	6.52	6,204	6.40	6,297	6.33

148	6.25	139	6.17	131	6.15	118	5.82	121	5.84

77	9.70	93	6.32	101	8.61	84	8.49	86	8.12

27,430	8.36	27,943	8.13	29,280	7.78	29,158	7.50	30,179	7.31

36,098	7.89	36,725	7.73	37,618	7.47	38,203	7.17	38,549	7.04

3,075		3,493		2,982		3,010		2,970

586		572		566		548		552

81		86		122		130		132

19		21		16		17		13

6,770		6,709		6,513		6,076		7,211

(405)		(405)		(407)		(408)		(414)

$46,224		$47,201		$47,410		$47,576		$49,013

$376	5.42%	$480	4.68%	$506	4.29%	$593	4.00%	$380	3.33%

12,608	3.44	12,577	3.31	12,569	3.23	12,721	3.05	12,674	2.85

6,510	5.25	6,640	5.06	6,545	4.86	6,588	4.63	6,612	4.50

870	5.72	1,140	5.60	927	5.50	849	5.06	1,106	5.26

2,988	4.91	2,916	4.94	3,051	4.61	3,108	4.30	3,111	4.40

23,352	4.25	23,753	4.14	23,598	3.97	23,859	3.74	23,883	3.63

1,662	6.47	1,621	6.16	1,705	5.45	1,533	5.00	1,791	4.92

196	6.77	453	6.37	903	6.05	1,055	5.77	821	5.33

365	6.38	301	6.26	450	5.39	300	5.32	592	4.73

16	6.62	140	6.26	347	5.97	359	5.67	362	5.34

116	6.45	189	6.40	98	5.93	104	5.46	119	5.51

507	6.21	524	7.69	491	6.79	426	7.52	409	8.88

3,532	6.92	3,395	6.76	3,453	6.74	3,585	6.57	3,372	6.57

29,746	4.78	30,376	4.68	31,045	4.51	31,221	4.29	31,349	4.18

8,762		9,009		8,622		8,681		9,579

81		86		122		130		132

2,643		2,801		2,592		2,338		2,658

41,232		42,272		42,381		42,370		43,718

991		991		991		991		991

4,001		3,938		4,038		4,215		4,304

$46,224		$47,201		$47,410		$47,576		$49,013

	7.89%		7.73%		7.47%		7.17%		7.04%

	3.94		3.87		3.72		3.51		3.41

	3.95%		3.86%		3.75%		3.66%		3.63%

	3.93		3.84		3.72		3.64		3.60

requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

Operating expense

	Quarter ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollar amounts in millions)	2000	2000	1999	2000	1999

Staff expense	$399	$390	$387	$1,186	$1,175

Professional, legal and other purchased services	77	70	63	214	207

Net occupancy expense	57	58	61	179	186

Equipment expense	35	38	40	110	144

Amortization of goodwill and other intangible assets	32	33	37	102	111

Business development	32	38	32	107	129

Communications expense	21	23	26	68	85

Amortization of mortgage servicing assets and purchased credit card relationships	2	1	33	4	112

Other expense	47	53	37	155	136

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property	702	704	716	2,125	2,285

Trust-preferred securities expense	20	19	20	59	59

Net expense (revenue) from acquired property	2	1	(5)	2	(10)

Total operating expense	$724	$724	$731	$2,186	$2,334

Average full-time equivalent staff	25,800	26,000	28,300	25,900	28,700

Efficiency ratio (a)	62%	62%	64%	62%	66%

Efficiency ratio excluding amortization of goodwill and other intangible assets	59%	59%	61%	59%	61%

(a)	Operating expense before trust-preferred securities expense, net expense (revenue) from acquired property and second quarter 1999 nonrecurring expenses, as a percentage of revenue, computed on a taxable equivalent basis, excluding the net gain (loss) on divestitures and gains on the sales of securities.

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property totaled $702 million in the third quarter of 2000, a decrease of $14 million compared with the third quarter of 1999, primarily resulting from the divestiture of the mortgage banking businesses. Excluding the effect of this divestiture, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 8% compared with the third quarter of 1999, reflecting higher staff expense as well as other expenses in support of business growth.

	3rd Qtr. 2000	3rd Qtr. 2000	Nine Mo. 2000
	over	over	over
Operating expense growth	3rd Qtr. 1999	2nd Qtr. 2000	Nine Mo. 1999

Operating expense growth	8% (a)	—%	7%	(a)(b)

(a)	Excludes the effect of divestitures.
(b)	Excludes the effect of second quarter 1999 nonrecurring expenses.

Operating expense (continued)

Third quarter 2000 compared with second quarter 2000

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property decreased $2 million in the third quarter of 2000 compared with the second quarter of 2000, primarily due to lower business development and other expenses, primarily offset by higher staff expense and professional and purchased services expense.

Year-to-date 2000 compared with year-to-date 1999

Operating expense before trust-preferred securities expense and net expense (revenue) from acquired property totaled $2.125 billion in the first nine months of 2000, a decrease of $160 million, compared with $2.285 billion in the first nine months of 1999. The decrease primarily resulted from the 1999 divestitures of the credit card, network services transaction processing unit and the mortgage banking businesses, as well as $56 million of nonrecurring expenses recorded in the second quarter of 1999. The nonrecurring expenses included a $30 million charitable contribution to the Mellon Financial Corporation Foundation, classified as business development expense in the table on the prior page, and $26 million of expenses in connection with replacing obsolete computer equipment and closing facilities as part of Mellon’s Third Century strategic initiatives. The Third Century expenses were recorded as $21 million of equipment expense and $5 million of net occupancy expense in the table on the prior page. Excluding the effect of the divestitures and nonrecurring expenses, operating expense before trust-preferred securities expense and net expense (revenue) from acquired property increased 7% during the first nine months of 2000 compared with the prior-year period.

Income taxes

The provision for income taxes totaled $431 million in the first nine months of 2000 compared with $436 million in the first nine months of 1999. The Corporation’s effective tax rate for the first nine months of 2000 was 36.4%, substantially unchanged from the first nine months of 1999 excluding the effect of the net gain from divestitures and nonrecurring expenses. It is currently anticipated that the effective tax rate will be approximately the same for the remainder of 2000.

Asset/liability management

	Quarter ended

	Sept. 30,	June 30,	Sept. 30,
(average balances in millions)	2000	2000	1999

Assets:

Money market investments	$2,009	$2,219	$1,463

Trading account securities	322	214	403

Securities	6,166	6,121	6,364

Loans	27,430	27,943	30,177

Total interest-earning assets	35,927	36,497	38,407

Noninterest-earning assets	10,536	10,886	10,878

Reserve for credit losses	(405)	(405)	(414)

Total assets	$46,058	$46,978	$48,871

Funds supporting total assets:

Core funds	$38,515	$38,883	$39,518

Wholesale and purchased funds	7,543	8,095	9,353

Funds supporting total assets	$46,058	$46,978	$48,871

The Corporation’s average interest-earning assets decreased $2.5 billion in the third quarter of 2000, compared with the third quarter of 1999, primarily resulting from a lower level of average loans. Average loans decreased $2.75 billion in the third quarter of 2000 compared to the third quarter of 1999, reflecting a lower level of wholesale loans, and the divestiture of the residential mortgage business in September 1999. Average loans in the third quarter of 1999 included approximately $540 million of subsequently divested residential mortgages.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $3.1 billion in the third quarter of 2000 from the prior-year period, primarily reflecting the lower level of loans. Average core funds decreased $1.0 billion in the third quarter of 2000 from the prior-year period, primarily due to a lower level of noninterest-earning money market deposit accounts, and a decrease in shareholders’ equity, resulting from common share repurchases. Core funds averaged 103% of core assets in the third quarter of 2000, compared with 101% in the second quarter of 2000 and 97% in the third quarter of 1999.

Wholesale and purchased funds are defined as deposits in foreign offices, negotiable certificates of deposit, federal funds purchased and securities under repurchase agreements, short-term bank notes, U.S. Treasury tax and loan demand notes, commercial paper, other time deposits and other funds borrowed. Wholesale and purchased funds decreased $1.8 billion in the third quarter of 2000 from the prior-year period, primarily due to a decrease in short-term bank notes and negotiable certificates of deposit. As a percentage of total average assets, average wholesale and purchased funds were 16% in the third quarter of 2000, compared with 17% in the second quarter of 2000, and 19% in the third quarter of 1999.

Composition of loan portfolio

The loan portfolio decreased $2.827 billion and $1.735 billion, respectively at Sept. 30, 2000, compared with Dec. 31, 1999, and Sept. 30, 1999. The decrease from Dec. 31, 1999, primarily resulted from a lower level of commercial wholesale loans and consumer mortgages. The decrease from Sept. 30, 1999, also reflects a lower level of commercial wholesale loans and consumer mortgages partially offset by increases in business banking and margin loans. At Sept. 30, 2000, the composition of the loan portfolio was 61% commercial and 39% consumer.

Composition of loan portfolio	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Domestic loans:

Commercial and financial	$9,748	$9,634	$11,349	$11,296

Commercial real estate	2,967	2,856	2,651	2,594

Consumer credit:

Consumer mortgage	6,155	6,632	7,122	6,813

Other consumer credit	4,575	4,437	4,693	4,070

Total consumer credit	10,730	11,069	11,815	10,883

Lease finance assets	2,923	2,955	3,127	3,021

Total domestic loans	26,368	26,514	28,942	27,794

International loans	1,053	1,153	1,306	1,362

Total loans, net of unearned discount	$27,421	$27,667	$30,248	$29,156

Commercial and financial

At Sept. 30, 2000, total domestic commercial and financial loans decreased by $1.601 billion, or 14%, compared with Dec. 31, 1999, and by $1.548 billion, or 14%, compared with Sept. 30, 1999, primarily as a result of a lower level of wholesale lending, partially offset by an increase in business banking. Commercial and financial loans represented 36% of the total loan portfolio at Sept. 30, 2000, compared with 38% at Dec. 31, 1999, and 39% at Sept. 30, 1999.

Commercial real estate

Distribution of domestic commercial real estate loans	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Commercial mortgage and construction loans	$2,024	$1,960	$1,788	$1,740

Owner-occupied and other loans (a)	943	896	863	854

Total domestic commercial real estate loans	$2,967	$2,856	$2,651	$2,594

(a)	Owner-occupied and other loans are loans that are secured by real estate, but the commercial property is not being relied upon as the primary source of repayment.

At Sept. 30, 2000, domestic commercial real estate loans increased by $316 million, or 12%, compared with Dec. 31, 1999, and by $373 million, or 14%, compared with Sept. 30, 1999. Domestic commercial real estate loans represented 11% of total loans at Sept. 30, 2000, up from 9% at both Dec. 31, 1999, and Sept. 30, 1999.

Composition of loan portfolio (continued)

Consumer mortgage

Distribution of domestic consumer mortgage loans	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Jumbo residential mortgages	$2,885	$3,275	$3,733	$3,435

One- to four-family residential mortgage portfolio	691	694	620	621

Fixed-term home equity loans	1,656	1,739	1,835	1,871

Home equity revolving credit line loans	923	924	934	886

Total domestic consumer mortgage loans	$6,155	$6,632	$7,122	$6,813

At Sept. 30, 2000, the domestic consumer mortgage portfolio totaled $6.155 billion, a $967 million, or 14%, decrease from Dec. 31, 1999, and an $658 million, or 10%, decrease from Sept. 30, 1999. The decrease from both periods resulted from a lower level of jumbo residential mortgages. In the second quarter of 2000, the Corporation began to realign its jumbo residential mortgage origination business to focus primarily on existing private client relationships. As a result of this realignment, the level of jumbo residential mortgages will be reduced over time through prepayments, sales, securitizations and a lower level of originations. Domestic consumer mortgages represented 22% of the total loan portfolio at Sept. 30, 2000, 24% at Dec. 31, 1999, and 23% at Sept. 30, 1999.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $4.575 billion at Sept. 30, 2000, a decrease of $118 million, or 3%, from Dec. 31, 1999, and an increase of $505 million, or 12%, from Sept. 30, 1999. The increase compared to Sept. 30, 1999, was primarily due to higher levels of secured margin loans at Dreyfus Brokerage Services, Inc. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1.777 billion, or 39% of this portfolio, at Sept. 30, 2000, compared with $1.777 billion at Dec. 31, 1999, and $1.778 billion at Sept. 30, 1999.

Lease finance assets

Lease finance assets totaled $2.923 billion at Sept. 30, 2000, a decrease of $204 million, or 7%, compared with Dec. 31, 1999, and a decrease of $98 million, or 3%, compared with Sept. 30, 1999. The decrease compared to Dec. 31, 1999, was primarily due to a lower level of assets in the middle market leasing sector. Lease finance assets represented 11% of the total loan portfolio at Sept. 30, 2000, compared with 10% at both Dec. 31, 1999, and Sept. 30, 1999.

International loans

Loans to international borrowers totaled $1.053 billion at Sept. 30, 2000, down $253 million, or 19%, from Dec. 31, 1999, and down $309 million, or 23%, from Sept. 30, 1999, primarily due to decreased activity with large corporate customers and foreign banks. International loans represented 4% of the total loan portfolio at Sept. 30, 2000, compared with 4% at Dec. 31, 1999,and 5% at Sept. 30, 1999.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

	Sept. 30,		June 30,	Dec. 31,	Sept. 30,
(in millions)	2000		2000	1999	1999

Commitments to extend credit:

Expire within one year	$19,041		$19,412	$17,505	$15,368

Expire within one to five years	13,631		14,506	16,054	16,835

Expire over five years	619		770	1,071	1,066

Total	33,291		34,688	34,630	33,269

Standby letters of credit and foreign and other guarantees	4,604	(b)	5,161	4,256	4,229

Commercial letters of credit	88	(c)	110	96	99

Custodian securities lent with indemnification against broker default of return of securities	40,359		41,878	32,532	30,217

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 82 through 84 of the 1999 Financial Annual Report to Shareholders.

(b)	Net of participations and cash collateral totaling $391 million.

(c)	Net of participations and cash collateral totaling $11 million.

Commitments to extend credit expiring over one year decreased $3,651 million, or 20%, at Sept. 30, 2000, compared with Sept. 30, 1999, and decreased $2,875 million, or 17%, compared with Dec. 31, 1999.

Capital

Selected capital data	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(dollar amounts in millions, except per share amounts)	2000	2000	1999	1999

Total shareholders’ equity	$4,032	$3,864	$4,016	$4,219

Total shareholders’ equity to assets ratio	8.89%	8.39%	8.38%	9.00%

Tangible shareholders’ equity (a)	$2,425	$2,228	$2,288	$2,454

Tangible shareholders’ equity to assets ratio (b)	5.56%	5.03%	4.96%	5.45%

Tier I capital ratio (c)	7.21%	6.72%	6.60%	7.12%

Total (Tier I plus Tier II) capital ratio (c)	11.72%	10.97%	10.76%	11.58%

Leverage capital ratio (c)	7.18%	6.69%	6.72%	6.82%

Total Tier I capital	$3,188	$3,039	$3,074	$3,208

Total (Tier I plus Tier II) capital	$5,182	$4,959	$5,013	$5,217

Total risk-adjusted assets	$44,207	$45,217	$46,572	$45,032

Average assets — leverage capital basis	$44,425	$45,433	$45,730	$47,003

Book value per common share	$8.26	$7.91	$8.02	$8.29

Tangible book value per common share	$4.97	$4.56	$4.57	$4.83

Closing common stock price	$46.38	$36.44	$34.06	$33.63

Market capitalization	$22,631	$17,788	$17,052	$17,103

Common shares outstanding (000)	487,990	488,171	500,623	508,650

(a)	Includes $81 million, $77 million, $67 million and $64 million, respectively, of minority interest, primarily related to Newton. In addition, includes $313 million, $319 million, $345 million and $353 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.

(b)	Shareholders’ equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles. The amount of goodwill and other intangibles subtracted from shareholders’ equity and total assets is net of any tax benefit.

(c)	The required minimum Tier I, Total and Leverage capital ratios for a bank holding company are 4%, 8% and 3%, respectively.

Capital (continued)

The Corporation’s capital ratios continued to improve in the third quarter of 2000, reflecting earnings retention as well as a decrease in asset levels partially offset by common stock repurchases. During the third quarter of 2000, approximately 1.8 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 18.1 million shares. Common shares outstanding at Sept. 30, 2000, were 6.8% lower than at Dec. 31, 1998, reflecting a 35.9 million reduction, net of shares reissued primarily for employee benefit plan purposes, due to stock repurchases totaling approximately $1.7 billion, at an average share price of $34.52 per share. There are an additional 21.7 million shares available for repurchase under the current 25 million share repurchase program that was authorized by the board of directors in May 2000.

Common shares outstanding	Third Quarter		Year-to-date		Full Year
(in millions)	2000		2000		1999

Beginning shares outstanding	488.2		500.6		523.8

Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.6		5.5		7.0

Shares repurchased	(1.8	)(a)	(18.1	)(b)	(30.2	)(c)

Ending shares outstanding	488.0		488.0		500.6

(a)	Purchase price of $77 million for an average share price of $42.57 per share.

(b)	Purchase price of $600 million for an average share price of $33.15 per share.

(c)	Purchase price of $1.068 billion for an average share price of $35.33 per share.

Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation’s banking subsidiaries qualified as well capitalized at Sept. 30, 2000. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation’s banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

Acquisition-related intangibles

Acquisition-related intangibles	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Goodwill	$1,951	$1,979	$2,077	$2,111

Purchased core deposit intangibles	36	38	48	55

Other identified intangibles	14	15	15	16

Total acquisition-related intangibles	$2,001 (a)	$2,032	$2,140	$2,182

(a)	At Sept. 30, 2000, $869 million is tax deductible and $1.132 billion is non-tax deductible.

The $181 million decrease in acquisition-related intangibles from Sept. 30, 1999, primarily resulted from recording amortization expense. For the full-year 2000, using common shares and equivalents outstanding at Sept. 30, 2000, the after-tax impact of the annual amortization is expected to be approximately $109 million, or approximately $.22 per share. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2000 through 2005 is expected to be approximately $132 million, $122 million, $118 million, $114 million, $113 million and $112 million, respectively. The after-tax impact of the annual amortization for the years 2001 through 2005 is expected to be approximately $103 million, $99 million, $97 million, $95 million and $94 million, respectively.

Capital (continued)

Mortgage servicing assets

Mortgage servicing assets of $25 million at Sept. 30, 2000, relate to the retained servicing rights on jumbo residential mortgages that were not part of the mortgage banking divestitures. The Corporation capitalized $5 million of jumbo residential mortgage servicing assets in the third quarter of 2000, compared with $3 million in the third quarter of 1999. These capitalized mortgage servicing assets were partially offset by amortization. Mortgage servicing assets are amortized in proportion to estimated net servicing income over the estimated life of the servicing portfolio. Net amortization expense totaled $2 million in the third quarter of 2000, compared with $33 million in the third quarter of 1999. The estimated fair value of capitalized mortgage servicing assets was approximately $33 million at Sept. 30, 2000.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with approximately nine months remaining until maturity.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $522 million during the first nine months of 2000 to $2.888 billion. The decrease resulted from $3.765 billion of net cash used in financing activities, partially offset by $2.593 billion of net cash provided by investing activities and $587 million of net cash provided by operating activities. Net cash used in financing activities primarily reflected decreases in customer deposits and short term borrowings as well as the repurchase of common stock. Net cash provided by investing activities primarily reflected lower levels of loans and federal funds sold, partially offset by an increase in term deposits and other money market investments.

Contractual maturities of the Corporation’s long-term debt totaled $5 million during the third quarter of 2000. Contractual maturities of long-term debt will total approximately $5 million in the remainder of 2000, all of which is related to parent term debt. Contractual maturities of long-term debt will total approximately $205 million in 2001, all of which is related to parent term debt. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table on the following page. Mellon Bank, N.A. currently has double-A long-term deposit ratings from all major credit rating agencies.

Liquidity and dividends (continued)

Senior and subordinated debt ratings				Thompson Financial
at Sept. 30, 2000	Standard & Poor’s		Moody’s	Bankwatch		Fitch

Mellon Financial Corporation:
Issuer rating	—		A1	A/B		—
Senior debt	A	+	A1	AA	–	A	+
Subordinated debt	A		A2	—		A

Mellon Bank, N.A.:
Long-term deposits	AA	–	Aa3	—		AA	–
Subordinated debt	A	+	A1	AA	–	A

The Corporation paid $315 million in common stock dividends in the first nine months of 2000, compared with $301 million in the prior-year period. The common dividend payout ratio was 42% in the third quarter of 2000, compared with 44% in the third quarter of 1999. On a cash earnings per share basis, the common dividend payout ratio was 38% in the third quarter of 2000, compared with 39% in the third quarter of 1999, on an operating basis. Based upon shares outstanding at Sept. 30, 2000, and the current quarterly common dividend rate of $.22 per share, the annualized common stock dividend cash requirement is expected to be approximately $430 million.

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation’s 1999 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2000, of approximately $475 million, less any dividends declared and plus or minus net profits or losses, as defined, between Oct. 1, 2000, and the date of any such dividend declaration.

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

Interest rate sensitivity analysis (continued)

decisions may cause actual results to differ significantly from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the “Interest rate sensitivity analysis” section on page 33 of the 1999 Financial Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets, U.S. government and federal agency securities, municipal securities, mortgage-backed securities, corporate bonds, asset-backed securities, fixed-rate wholesale term funding, interest rate swaps, caps and floors, financial futures and forwards, and financial options. The table below illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on equity. This analysis was prepared using the levels of all interest-earning assets, supporting funds and off-balance-sheet instruments used for interest rate risk management at Sept. 30, 2000, assuming that the level of loan fees remains unchanged, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the Sept. 30, 2000, levels and remaining at those levels thereafter.

Interest rate simulation sensitivity analysis
	Movements in interest rates from June 30, 2000 rates

	Increase						Decrease

Simulated impact in the next 12 months
compared with Sept. 30, 2000:	+50bp		+100bp		+200bp		-50bp		-100bp		-200bp

Net interest revenue (decrease) increase	(.5)%		(1.0)%		(2.1)%		.4%		9%		1.6%
Earnings per share (decrease) increase	$(.01)		$(.02)		$(.03)		$.01		$.01		$.03

Return on equity (decrease) increase	(9	)bp	(19	)bp	(41	)bp	9	bp	18	bp	32	bp

The anticipated impact on net interest revenue under the 50, 100 and 200 basis point increase (decrease) scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk under all scenarios at Sept. 30, 2000, as shown in the table above, and at Sept. 30, 1999. The simulation analysis reflects the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with off-balance-sheet instruments

By policy, the Corporation will not implement any new off-balance-sheet activity that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps—including callable and basis swaps—caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using off-balance-sheet instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin, but with a comparable level of net interest revenue and return on equity. Use of off-balance-sheet instruments for

Interest rate sensitivity analysis (continued)

speculative purposes is not permitted outside of those areas designated as trading and is controlled with specific authorizations and limits. The off-balance-sheet instruments used to manage the Corporation’s interest rate risk are shown in the table below. Additional information regarding these contracts is presented in note 23 on pages 81 through 88 in the Corporation’s 1999 Financial Annual Report to Shareholders.

Maturities of off-balance-sheet instruments used to manage interest rate risk
							Total at
							Sept. 30,
(notional amounts in millions)	2000	2001	2002	2003	2004	2005+	2000

Receive fixed/pay floating generic swaps (a):

Notional amount	$—	$—	$—	$1,400	$—	$871	$2,271

Weighted average rate:

Receive	—	—	—	5.82%	—	6.72%	6.17%

Pay	—	—	—	6.74%	—	6.73%	6.74%

Receive fixed/pay floating callable swaps (b):

Notional amount	$15	$137	$294	$—	$100	$—	$546

Weighted average rate:

Receive	7.97%	7.78%	7.73%	—	6.38%	—	7.51%

Pay	6.69%	6.69%	6.71%	—	6.69%	—	6.70%

Pay fixed/receive floating generic swaps (a):

Notional amount	$1	$3	$379	$36	$3	$25	$447

Weighted average rate:

Receive	6.02%	6.16%	6.64%	6.63%	6.19%	6.64%	6.63%

Pay	5.68%	5.95%	6.80%	7.22%	6.06%	6.80%	6.82%

Other products (c)	$3	$11	$26	$—	$—	$—	$40

Total notional amount	$19	$151	$699	$1,436	$103	$896	$3,304

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.

(b)	Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at Sept. 30, 2000, are shown in this table.

(c)	Represents index amortizing swaps with weighted average receive and pay rates of 7.10% and 6.72%, respectively.

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

Interest rate sensitivity analysis (continued)

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Instruments associated with deposits	$586	$584	$176	$181

Instruments associated with interest bearing liabilities	1,321	1,327	1,305	1,305

Instruments associated with loans	1,397	1,342	1,604	1,444

Total notional amount	$3,304	$3,253	$3,085	$2,930

The Corporation entered into these off-balance-sheet products to alter the natural interest rate risk embedded in its assets and liabilities. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying assets and liabilities. The net differential resulted in interest expense of $4 million and $8 million in the third quarter and first nine months of 2000, compared with interest revenue of $2 million and $8 million in the third quarter and first nine months of 1999.

In addition to the risk management instruments previously discussed, the Corporation also entered into contracts to hedge anticipated transactions. The Corporation has entered into $51 million notional amount of interest rate futures to lock in the value of certain loans that are anticipated to be sold and/or securitized. The negative fair value of the contracts related to these anticipated transactions was less than $1 million at Sept. 30, 2000.

The estimated unrealized fair value of the Corporation’s risk management off-balance-sheet products at Sept. 30, 2000, was a negative $16 million, compared to a negative $74 million at June 30, 2000, a negative $72 million at Dec. 31, 1999 and a negative $35 million at Sept. 30, 1999. The improvement compared with the prior periods, primarily resulted from an increase in the fair value of interest rate swaps used to hedge interest rate risk. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Off-balance-sheet instruments used for risk management purposes (a)

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(notional amounts in millions)	2000	2000	1999	1999

Interest rate risk management instruments (b):

Interest rate swaps	$3,304	$3,253	$3,033	$2,930

Futures and forward contracts	—	—	52	—

Other products:

Total return swaps	—	125	148	138

Interest rate swaps and futures contracts hedging anticipated transactions	51	212	475	410

Foreign currency contracts	—	—	40	—

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $17 million at Sept. 30, 2000, $3 million at June 30, 2000, $7 million at Dec. 31, 1999, and $7 million at Sept. 30, 1999.

(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Interest rate sensitivity analysis (continued)

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the off-balance-sheet instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $4 million at Sept. 30, 2000, approximately $3 million at June 30, 2000, and approximately $2 million at both Dec. 31,1999, and Sept. 30, 1999.

Off-balance-sheet instruments used for trading activities (a)

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(notional amounts in millions)	2000	2000	1999	1999

Foreign currency contracts:

Commitments to purchase	$13,426	$15,644	$12,604	$15,331

Commitments to sell	13,781	16,011	12,778	15,407

Foreign currency and other option contracts purchased	747	621	213	297

Foreign currency and other option contracts written	752	640	232	298

Interest rate agreements (b):

Interest rate swaps	14,447	15,629	17,280	19,619

Options, caps and floors purchased	1,669	1,230	617	559

Options, caps and floors written	1,631	1,668	990	1,226

Futures and forward contracts	4,832	5,879	5,978	8,441

Other products	817	542	578	120

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $683 million at Sept. 30, 2000, $587 million at June 30, 2000, $454 million at Dec. 31, 1999, and $475 million at Sept. 30, 1999.

(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Interest rate sensitivity analysis (continued)

New accounting statements

Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of FAS 133 were issued in June of 1998 and June of 2000, respectively. The standards established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Under these standards, the Corporation must recognize all derivative instruments in the balance sheet at fair value as either assets or liabilities. If certain criteria are met, the Corporation may elect to designate the derivative instruments as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the original hedged transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the unrealized gain or loss on the derivative is recognized in earnings in the current period. The adoption of these standards may cause volatility in both the income statement and the equity section of the balance sheet.

The Corporation intends to adopt the standards on Jan. 1, 2001. If the standards had been adopted at Sept. 30, 2000, the impact on the Corporation’s financial position and results of operations would have been immaterial. However, the financial impact upon adoption at Jan. 1, 2001 will be affected by changes in interest rates between Oct. 1, 2000 and Jan. 1, 2001, any changes in hedging strategy and any other change in market conditions during that period.

Credit quality expense, reserve for credit losses and review of net credit losses

Credit quality expense

	Quarter ended			Nine months ended

Credit quality expense	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2000	2000	1999	2000	1999

Provision for credit losses	$10	$10	$10	$30	$35

Net expense (revenue) from acquired property	2	1	(5)	2	(10)

Credit quality expense	$12	$11	$5	$32	$25

The increase in credit quality expense in the third quarter of 2000, compared with the third quarter of 1999, resulted from lower gains on the sales of acquired property.

Credit quality expense, reserve for credit losses and review of net credit losses (continued)

Reserve for credit losses and review of net credit losses

	Quarter ended			Nine months ended

Credit loss reserve activity	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollar amounts in millions)	2000	2000	1999	2000	1999

Reserve at beginning of period	$401	$402	$409	$403	$496

Net change in reserve from divestitures	—	—	(4)	—	(88)

Credit losses:

Domestic:

Commercial and financial	(6)	(9)	(10)	(34)	(27)

Commercial real estate	(1)	—	(1)	(1)	(1)

Consumer credit:

Credit cards	—	—	—	—	(11)

Other consumer credit	(4)	(4)	(4)	(13)	(15)

Lease finance assets	(3)	(1)	—	(6)	(3)

Total domestic	(14)	(14)	(15)	(54)	(57)

International	—	—	—	—	—

Total credit losses	(14)	(14)	(15)	(54)	(57)

Recoveries:

Domestic:

Commercial and financial	—	2	2	3	11

Commercial real estate	—	—	1	—	1

Consumer credit:

Credit cards	—	—	—	—	1

Other consumer credit	2	1	2	5	5

Lease finance assets	1	—	—	1	1

Total domestic	3	3	5	9	19

International	—	—	—	12	—

Total recoveries	3	3	5	21	19

Net credit (losses) recoveries:

Domestic:

Commercial and financial	(6)	(7)	(8)	(31)	(16)

Commercial real estate	(1)	—	—	(1)	—

Consumer credit:

Credit cards	—	—	—	—	(10)

Other consumer credit	(2)	(3)	(2)	(8)	(10)

Lease finance assets	(2)	(1)	—	(5)	(2)

Total domestic	(11)	(11)	(10)	(45)	(38)

International	—	—	—	12	—

Total net credit losses	(11)	(11)	(10)	(33)	(38)

Provision for credit losses	10	10	10	30	35

Reserve at end of period	$400	$401	$405	$400	$405

Reserve as a percentage of total loans	1.46%	1.45%	1.39%	1.46%	1.39%

Reserve as a percentage of nonperforming loans	196%	194%	263%	196%	263%

Annualized net credit losses to average loans	.16%	.15%	.14%	.16%	.17	%(a)

(a)	Annualized net credit losses to average loans, excluding credit card net credit losses, was .12%.

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

At Sept. 30, 2000, nonperforming assets totaled $222 million, a decrease of $6 million compared with June 30, 2000, and an increase of $53 million compared with Sept. 30, 1999. The higher level of nonperforming assets, compared with Sept. 30, 1999, primarily resulted from the assignment of nonperforming status to commercial loans to a health care provider and its affiliated companies in the first quarter of 2000.

On Oct. 5, 2000, a borrower in the building materials manufacturing industry voluntarily filed for Chapter 11 bankruptcy protection as the result of the financial burden caused by asbestos liability litigation claims. At Sept. 30, 2000, loans outstanding to this borrower totaled $34 million, which is not included in the table below, with an additional $6 million of exposure in letters of credit.

Nonperforming assets	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(dollar amounts in millions)	2000	2000	1999	1999

Nonaccrual loans:

Commercial and financial	$162	$156	$85	$89

Commercial real estate	7	8	6	6

Consumer credit:

Consumer mortgage	21	32	40	47

Other consumer credit	—	—	1	—

Lease finance assets	14	11	10	12

Total nonaccrual loans	204	207	142	154

Restructured loans	—	—	—	—

Total nonperforming loans (a)	204	207	142	154

Acquired property:

Real estate acquired	12	13	15	15

Reserve for real estate acquired	—	(1)	(1)	(3)

Net real estate acquired	12	12	14	12

Other acquired assets	6	9	3	3

Total acquired property	18	21	17	15

Total nonperforming assets	$222	$228	$159	$169

Nonperforming loans as a percentage of respective loan portfolio segments:

Commercial and financial loans	1.50%	1.47%	.75%	.79%

Commercial real estate loans	.23	.29	.24	.23

Consumer mortgage loans	.35	.48	.57	.68

Lease finance assets	.46	.37	.32	.38

Total loans	.74	.75	.47	.53

Nonperforming assets as a percentage of total loans and net acquired property	.81	.82	.53	.58

(a)	Includes $67 million, $66 million, $43 million, and $58 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended Sept. 30,
				Lease	Total
	Commercial	Commercial	Consumer	finance
(in millions)	& financial	real estate	credit	assets	2000	1999

Nonperforming loans at beginning of period	$156	$8	$32	$11	$207	$121

Additions	21	1	4	8	34	62

Payments (a)	(9)	(1)	(10)	(2)	(22)	(13)

Return to accrual status	—	—	(3)	(1)	(4)	(1)

Credit losses	(6)	(1)	—	(2)	(9)	(11)

Transfers to acquired property	—	—	(2)	—	(2)	(4)

Nonperforming loans at Sept. 30	$162	$7	$21	$14	$204	$154

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

	Quarter ended
Impaired loans

	Sept. 30,	June 31,	Sept. 30,
(dollar amounts in millions)	2000	2000	1999

Impaired loans — period end (a)	$169	$164	$95

Average impaired loans for the quarter	170	161	88

Interest revenue recognized on impaired loans (b)	1	1	1

(a)	Includes $72 million, $154 million and $43 million of impaired loans with a related impairment reserve of $25 million, $26 million and $10 million at Sept. 30, 2000, June 30, 2000 and Sept. 30, 1999, respectively.
(b)	All income was recognized using the cash basis method of income recognition.

				Nine months
				ended
	Quarter ended			Sept. 30,

Change in acquired property	Sept. 30,	June 30,	Sept.30,
(in millions)	2000	2000	1999	2000	1999

OREO at beginning of period, net of the OREO reserve	$12	$13	$20	$14	$35

Foreclosures	2	2	5	6	9

Sales	(3)	(3)	(15)	(9)	(41)

Additional investments, write-downs, losses, OREO provision and other	1	—	2	1	9

OREO at end of period, net of the OREO reserve	12	12	12	12	12

Other acquired assets	6	9	3	6	3

Total acquired property, net of the OREO reserve	$18	$21	$15	$18	$15

Nonperforming assets (continued)

The following table presents the amount of loans that were 90 days or more past due as to principal or interest that are not classified as nonperforming. All loans in this table are well-secured and in the process of collection or are consumer loans that are not classified as nonaccrual because they are automatically charged off upon reaching 180 days past due.

Past-due loans	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(dollar amounts in millions)	2000	2000	1999	1999

Consumer:

Mortgages	$ 20	$ 17	$ 21	$ 26

Ratio	.32%	.26%	.30%	.39%

Student — government guaranteed	$ 63	$ 63	$ 63	$ 54

Ratio	3.52%	3.54%	3.53%	3.02%

Other consumer	$ 1	$ 4	$ 4	$ 3

Ratio	.04%	.15%	.12%	.13%

Total consumer	$ 84	$ 84	$ 88	$ 83

Ratio	.78%	.76%	.74%	.76%

Commercial (a)	$ 25	$ 28	$ 11	$ 13

Total past-due loans	$ 109	$ 112	$ 99	$ 96

(a) Includes lease finance assets.
Note: Ratios are loans 90 days or more past due as a percentage of quarter-end loan balances.

FINANCIAL STATEMENTS (ITEM 1)

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended

		Sept. 30,	Sept. 30,
(in millions, except per share amounts)		2000	1999

Interest revenue	Interest and fees on loans (loan fees of $44 and $45)	$1,703	$1,688

	Federal funds sold and securities under resale agreements	42	23

	Interest-bearing deposits with banks	42	27

	Other money market investments	3	2

	Trading account securities	13	14

	Securities	310	316

	Total interest revenue	2,113	2,070

Interest expense	Deposits in domestic offices	619	547

	Deposits in foreign offices	108	99

	Federal funds purchased and securities under repurchase agreements	75	82

	Other short-term borrowings	81	97

	Notes and debentures	175	166

	Total interest expense	1,058	991

Net interest revenue	Net interest revenue	1,055	1,079

	Provision for credit losses	30	35

	Net interest revenue after provision for credit losses	1,025	1,044

Noninterest revenue	Trust and investment fee revenue	1,704	1,528

	Cash management and deposit transaction charges	240	228

	Foreign currency and securities trading revenue	135	130

	Financing-related revenue	126	137

	Equity investment revenue	73	47

	Mortgage servicing fees	7	151

	Other	59	120

	Total fee and other revenue	2,344	2,341

	Net gain from divestitures	—	134

	Gains on sales of securities	—	—

	Total noninterest revenue	2,344	2,475

Operating expense	Staff expense	1,186	1,175
	Professional, legal and other purchased services	214	207

	Net occupancy expense	179	186

	Equipment expense	110	144

	Business development	107	129

	Amortization of goodwill and other intangible assets	102	111

	Communications expense	68	85

	Amortization of mortgage servicing assets and purchased credit card

	relationships	4	112

	Other expense	155	136

	Trust-preferred securities expense	59	59

	Net expense (revenue) from acquired property	2	(10)

	Total operating expense	2,186	2,334

Income	Income before income taxes and cumulative effect of accounting

	change	1,183	1,185

	Provision for income taxes	431	436

	Income before cumulative effect of accounting change	752	749

	Cumulative effect of accounting change	—	(26)

	Net income	$752	$723

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended

		Sept. 30,	Sept. 30,
(in millions, except per share amounts)		2000	1999

Earnings per share	Basic net income per share:

	Income before cumulative effect of accounting change	$1.53	$1.45

	Cumulative effect of accounting change	—	(.05)

	Net income	$1.53	$1.40

	Diluted net income per share:

	Income before cumulative effect of accounting change	$1.51	$1.43

	Cumulative effect of accounting change	—	(.05)

	Net income	$1.51	$1.38

	See accompanying Notes to Financial Statements.

CONSOLIDATED INCOME STATEMENT — Five Quarter Trend

Mellon Financial Corporation (and its subsidiaries)

		Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in millions, except share amounts)		2000	2000	2000	1999	1999

Interest revenue	Interest and fees on loans (loan fees of $15, $15, $14, $14, and $14)	$575	$563	$565	$550	$553
	Federal funds sold and securities under resale agreements	12	17	13	18	9
	Interest-bearing deposits with banks	17	15	10	12	9
	Other money market investments	1	1	1	1	1
	Trading account securities	5	4	4	5	5
	Securities	103	104	103	103	102

	Total interest revenue	713	704	696	689	679

Interest expense	Deposits in domestic offices	213	208	198	191	184
	Deposits in foreign offices	37	36	35	34	34
	Federal funds purchased and securities under repurchase agreements	27	25	23	20	22
	Other short-term borrowings	20	27	34	34	34
	Notes and debentures	60	57	58	59	56

	Total interest expense	357	353	348	338	330

Net interest revenue	Net interest revenue	356	351	348	351	349
	Provision for credit losses	10	10	10	10	10

	Net interest revenue after provision for credit losses	346	341	338	341	339

Noninterest revenue	Trust and investment fee revenue	561	565	578	546	517
	Cash management and deposit transaction charges	83	83	74	76	78
	Foreign currency and securities trading revenue	42	42	51	43	42
	Financing-related revenue	44	43	39	56	39
	Equity investment revenue	20	17	36	16	17
	Mortgage servicing fees	3	2	2	2	48
	Other	20	21	18	20	24

	Total fee and other revenue	773	773	798	759	765
	Net loss from divestitures	—	—	—	(7)	(8)
	Gains on sales of securities	—	—	—	—	—

	Total noninterest revenue	773	773	798	752	757

Operating expense	Staff expense	399	390	397	384	387
	Professional, legal and other purchased services	77	70	67	73	63
	Net occupancy expense	57	58	64	57	61
	Equipment expense	35	38	37	42	40
	Amortization of goodwill and other intangible assets	32	33	37	37	37
	Business development	32	38	37	32	32
	Communications expense	21	23	24	27	26
	Amortization of mortgage servicing assets	2	1	1	1	33
	Other expense	47	53	55	46	37
	Trust-preferred securities expense	20	19	20	20	20
	Net expense (revenue) from acquired property	2	1	(1)	(4)	(5)

	Total operating expense	724	724	738	715	731

Income	Income before income taxes	395	390	398	378	365
	Provision for income taxes	143	143	145	138	134

	Net income	$252	$247	$253	$240	$231

Earnings per share	Basic Net income	$.52	$.50	$.51	$.47	$.46
	Diluted Net income	$.51	$.50	$.50	$.47	$.45

	See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		Sept. 30,	June 30,	Dec. 31,	Sept. 30,
		2000	2000	1999	1999

Assets	Cash and due from banks	$2,888	$3,580	$3,410	$3,340

	Interest-bearing deposits with banks	854	1,022	286	487

	Federal funds sold and securities under

	resale agreements	258	290	1,001	698

	Other money market investments	102	123	71	67

	Trading account securities	371	151	144	288

	Securities available for sale	5,323	5,160	5,159	5,209

	Investment securities (approximate fair value

	of $1,058, $1,094, $1,183, and $1,246)	1,063	1,110	1,197	1,251

	Loans, net of unearned discount of $74, $73,

	$79 and $77	27,421	27,667	30,248	29,156

	Reserve for credit losses	(400)	(401)	(403)	(405)

	Net loans	27,021	27,266	29,845	28,751

	Customers’ acceptance liability	86	95	164	87

	Premises and equipment	598	572	562	537

	Goodwill and other intangibles	2,001	2,032	2,140	2,182

	Mortgage servicing assets	25	22	16	17

	Other assets	4,747	4,606	3,951	3,947

	Total assets	$45,337	$46,029	$47,946	$46,861

Liabilities	Noninterest-bearing deposits in domestic offices	$8,647	$8,854	$9,588	$8,193

	Interest-bearing deposits in domestic offices	19,987	20,772	20,540	20,735

	Interest-bearing deposits in foreign offices	3,111	2,992	3,293	3,101

	Total deposits	31,745	32,618	33,421	32,029

	Federal funds purchased and securities under

	repurchase agreements	1,298	1,080	1,095	1,023

	U.S. Treasury tax and loan demand notes	506	330	606	658

	Commercial paper	126	150	88	97

	Term federal funds purchased	16	17	358	361

	Short-term bank notes	—	400	1,055	1,055

	Other funds borrowed	360	479	448	376

	Acceptances outstanding	86	95	164	87

	Other liabilities	2,646	2,468	2,266	2,267

	Notes and debentures (with original maturities

	over one year)	3,531	3,537	3,438	3,698

	Total liabilities	40,314	41,174	42,939	41,651

Trust-	Guaranteed preferred beneficial interests in

preferred	Corporation’s junior subordinated deferrable

securities	interest debentures	991	991	991	991

Shareholders’	Common stock — $.50 par value

equity	Authorized — 800,000,000 shares

	Issued – 588,661,920 shares	294	294	294	294

	Additional paid-in capital	1,821	1,806	1,788	1,773

	Retained earnings	4,155	4,043	3,808	3,698

	Accumulated unrealized (loss), net of tax	(87)	(146)	(135)	(105)

	Treasury stock of 100,671,971; 100,490,756;

	88,038,848; and 80,011,896 shares, at cost	(2,151)	(2,133)	(1,739)	(1,441)

	Total shareholders’ equity	4,032	3,864	4,016	4,219

	Total liabilities, trust-preferred securities

	and shareholders’ equity	$45,337	$46,029	$47,946	$46,861

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended
		Sept. 30,
(in millions)		2000	1999

Cash flows from operating activities	Net income	$752	$723
	Adjustments to reconcile net income to net cash provided by operating activities:
	Cumulative effect of accounting change	—	26
	Net gain from divestitures	—	(134)
	Amortization of goodwill and other intangible assets	102	111
	Amortization of mortgage servicing assets and purchased credit card relationships	4	112
	Depreciation and other amortization	67	75
	Deferred income tax expense	65	210
	Provision for credit losses	30	35
	Net gains on dispositions of acquired property	(1)	(13)
	Net (increase) decrease in accrued interest receivable	(14)	36
	Net increase in trading account securities	(216)	(87)
	Net decrease in accrued interest payable, net of amounts prepaid	(54)	(17)
	Net decrease in residential mortgages held for sale	—	1,290
	Net decrease from other operating activities	(148)	(375)

	Net cash provided by operating activities	587	1,992

Cash flows from investing activities	Net (increase) decrease in term deposits and other money market investments	(599)	54
	Net decrease (increase) in federal funds sold and securities under resale agreements	743	(512)
	Purchases of securities available for sale	(813)	(1,678)
	Proceeds from sales of securities available for sale	407	404
	Proceeds from maturities of securities available for sale	311	1,252
	Purchases of investment securities	(5)	(15)
	Proceeds from maturities of investment securities	138	316
	Proceeds from the divestiture of network services business	—	135
	Net decrease in credit card receivables to date of divestiture	—	85
	Proceeds from divestiture of credit card business	—	1,186
	Proceeds from the divestiture of mortgage businesses	—	1,210
	Net principal repayments of (disbursed on) loans to customers	878	(1,485)
	Loan portfolio purchases	(64)	(41)
	Proceeds from the sales and securitizations of loan portfolios	1,983	2,142
	Purchases of premises and equipment	(109)	(119)
	Proceeds from sales of acquired property	11	55
	Increase in mortgage servicing assets and purchased credit card relationships	(13)	(86)
	Net decrease from other investing activities	(275)	(249)

	Net cash provided by investing activities	2,593	2,654

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended
		Sept. 30,
(in millions)		2000	1999

Cash flows from	Net decrease in transaction and savings deposits	(1,263)	(1,441)
financing activities	Net decrease in customer term deposits	(413)	(913)
	Net increase (decrease) in federal funds purchased and securities under repurchase agreements	203	(2,571)
	Net (decrease) increase in short-term bank notes	(1,055)	789
	Net (decrease) increase in term federal funds purchased	(342)	153
	Net (decrease) increase in U.S. Treasury tax and loan demand notes	(100)	368
	Net increase (decrease) in commercial paper	38	(19)
	Repayments of longer-term debt	(316)	(115)
	Net proceeds from issuance of longer-term debt	404	506
	Dividends paid on common stock	(315)	(301)
	Proceeds from issuance of common stock	50	38
	Repurchase of common stock	(600)	(694)
	Net decrease from other financing activities	(56)	(87)

	Net cash used in financing activities	(3,765)	(4,287)
	Effect of foreign currency exchange rates	63	55

Change in cash and	Net (decrease) increase in cash and due from banks	(522)	414
due from banks	Cash and due from banks at beginning of period	3,410	2,926

	Cash and due from banks at end of period	$2,888	$3,340

Supplemental	Interest paid	$1,112	$1,008
disclosures	Net income taxes paid	288	277

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
Sept. 30, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at June 30, 2000	$294	$1,806	$4,043	$(146)	$(2,133)	$3,864

Comprehensive results:

Net income			252			252

Other comprehensive results, net of tax				59		59

Total comprehensive results			252	59		311

Dividends on common stock at $.22 per share			(107)			(107)

Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan		1			4	5

Exercise of stock options		14	(33)		47	28

Repurchase of common stock					(77)	(77)

Other					8	8

Balance at Sept. 30, 2000	$294	$1,821	$4,155	$(87)	$(2,151)	$4,032

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
Sept. 30, 1999	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at June 30, 1999	$294	$1,765	$3,587	$(90)	$(1,253)	$4,303

Comprehensive results:

Net income			231			231

Other comprehensive results, net of tax				(15)		(15)

Total comprehensive results			231	(15)		216

Dividends on common stock at $.20 per share			(103)			(103)

Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan		1			5	6

Exercise of stock options		7	(14)		22	15

Repurchase of common stock					(225)	(225)

Other			(3)		10	7

Balance at Sept. 30, 1999	$294	$1,773	$3,698	$(105)	$(1,441)	$4,219

See accompanying Notes to Financial Statements.
(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

  Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Nine months ended		Additional		unrealized		Total
Sept. 30, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 1999	$294	$1,788	$3,808	$(135)	$(1,739)	$4,016

Comprehensive results:

Net income			752			752

Other comprehensive results, net of tax				48		48

Total comprehensive results			752	48		800

Dividends on common stock at $.64 per
share			(315)			(315)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan		1	(1)		14	14

Exercise of stock options		29	(79)		123	73

Repurchase of common stock					(600)	(600)

Other		3	(10)		51	44

Balance at Sept. 30, 2000	$294	$1,821	$4,155	$(87)	$(2,151)	$4,032

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Nine months ended		Additional		unrealized		Total
Sept. 30, 1999	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec 31, 1998	$147	$1,887	$3,353	$25	$(891)	$4,521

Comprehensive results:

Net income			723			723

Other comprehensive results, net of tax				(130)		(130)

Total comprehensive results			723	(130)		593

Dividends on common stock at $.58 per
share			(301)			(301)

Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan		1			14	15

Exercise of stock options		32	(74)		102	60

Repurchase of common stock					(694)	(694)

Additional common stock issued
for stock split	147	(147)				—

Other			(3)		28	25

Balance at Sept. 30, 1999	$294	$1,773	$3,698	$(105)	$(1,441)	$4,219

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3 — Securities

Securities available for sale

	Sept. 30, 2000				Dec. 31, 1999

		Gross				Gross
		unrealized				unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$208	$—	$—	$208	$224	$—	$1	$223

U.S. agency mortgage-backed	4,925	9	118	4,816	4,973	4	175	4,802

Other U.S. agency	146	—	—	146	5	—	—	5

Total U.S. Treasury and agency securities	5,279	9	118	5,170	5,202	4	176	5,030

Obligations of states and political subdivisions	137	—	7	130	113	—	9	104

Other mortgage-backed	1	—	—	1	1	—	—	1

Other securities	21	1	—	22	24	—	—	24

Total securities available for sale	$5,438	$10	$125	$5,323	$5,340	$4	$185	$5,159

Note: Both gross realized gains and gross realized losses were less than $1 million in the first nine months of 2000 and the full year 1999.

Investment securities

	Sept. 30, 2000				Dec. 31, 1999

		Gross				Gross
		unrealized				unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—

U.S. agency mortgage-backed	989	2	7	984	1,113	1	15	1,099

Total U.S. Treasury and agency securities	989	2	7	984	1,113	1	15	1,099

Obligations of states and political subdivisions	16	—	—	16	16	—	—	16

Other mortgage-backed	6	—	—	6	9	—	—	9

Other securities	52	—	—	52	59	—	—	59

Total investment securities	$1,063	$2	$7	$1,058	$1,197	$1	$15	$1,183

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4 — Other assets

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Accounts and fees receivable	$594	$642	$582	$596

Interest receivable	233	223	219	223

Prepaid expense:

Pension	645	614	554	531

Other	177	189	172	157

Receivables related to off-balance-sheet instruments	676	499	451	485

Equity and equity fund investments	1,053	921	582	503

Other	1,369	1,518	1,391	1,452

Total other assets	$4,747	$4,606	$3,951	$3,947

Note 5 — Deposits

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Deposits in domestic offices:

Interest-bearing:

Demand, money market and other savings accounts	$12,728	$13,197	$13,276	$13,056

Retail savings certificates	6,446	6,583	6,482	6,595

Other time deposits	813	992	782	1,084

Total interest-bearing	19,987	20,772	20,540	20,735

Noninterest-bearing	8,647	8,854	9,588	8,193

Total deposits in domestic offices	28,634	29,626	30,128	28,928

Deposits in foreign offices	3,111	2,992	3,293	3,101

Total deposits	$31,745	$32,618	$33,421	$32,029

Note 6 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at Sept. 30, 2000 or Sept. 30, 1999.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Accumulated unrealized (loss) gain, net of tax

These tables include the quarterly changes in the balances of both the accumulated unrealized (loss) gain, net of tax and its individual components.

Foreign currency translation adjustment, net of tax

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Beginning balance	$(18)	$(10)	$(18)	$(19)

Quarterly change	3	(8)	2	1

Ending balance	$(15)	$(18)	$(16)	$(18)

Unrealized (loss) gain on assets available for sale, net of tax

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Beginning balance	$(128)	$(141)	$(87)	$(71)

Quarterly change	56	13	(32)	(16)

Ending balance	$(72)	$(128)	$(119)	$(87)

Total accumulated unrealized (loss) gain, net of tax

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(in millions)	2000	2000	1999	1999

Beginning balance	$(146)	$(151)	$(105)	$(90)

Quarterly change	59	5	(30)	(15)

Ending balance	$(87)	$(146)	$(135)	$(105)

These tables include the year-to-date changes in the balances of both the accumulated unrealized (loss) gain, net of tax and its individual components.

Foreign currency translation adjustment, net of tax

	Sept. 30,	Sept. 30,
(in millions)	2000	1999

Beginning balance	$(16)	$(21)

Year-to-date change	1	3

Ending balance	$(15)	$(18)

Unrealized (loss) gain on assets available for sale, net of tax

	Sept. 30,	Sept. 30,
(in millions)	2000	1999

Beginning balance	$(119)	$46

Year-to-date change	47	(133)

Ending balance	$(72)	$(87)

Total accumulated unrealized (loss) gain, net of tax

	Sept. 30,	Sept. 30,
(in millions)	2000	1999

Beginning balance	$(135)	$25

Year-to-date change	48	(130)

Ending balance	$(87)	$(105)

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8 — Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended			Nine months ended

	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2000	2000	1999	2000	1999

Foreign exchange contracts	$37	$40	$40	$125	$122

Debt instruments	4	3	3	7	11

Interest rate agreements	1	(1)	(1)	3	(3)

Total foreign currency and securities trading revenue(a)	$42	$42	$42	$135	$130

(a)	The Corporation recorded an unrealized gain of less than $1 million at both Sept. 30, 2000 and June 30, 2000, related to securities held in the trading portfolio. There was no unrealized gain or loss recorded at Sept. 30, 1999, related to securities held in the trading portfolio.

Note 9 — Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into six core business sectors: Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Wealth Management includes private asset management services and private banking. Global Investment Management includes mutual fund management, institutional asset management and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder services, benefits consulting and administrative services for employee benefit plans, and backoffice outsourcing for investment managers. This sector also includes substantially all of the joint ventures, whose results are reported under the equity method of accounting. Regional Consumer Banking includes consumer lending and deposit products, direct banking and sales of insurance products. Specialized Commercial Banking includes middle market lending, business banking, lease financing, commercial real estate lending, insurance premium financing, asset-based lending and venture capital. Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading, and international banking.

For details of business sectors, see the tables on pages 8 and 9 and the first paragraph on page 10, as well as the Divestitures and Real Estate Workout/ Other Activity paragraphs on page 17. The tables, through “Average Tier I preferred equity”, and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10 — Earnings per share (a)

	Quarter ended					Nine months ended

(dollar amounts in millions, except per	Sept. 30,	June 30,	Sept. 30,			Sept. 30,	Sept. 30,
share amounts; common shares in thousands)	2000	2000	1999			2000	1999

Basic earnings per share

Income before cumulative effect of accounting change	$252	$247	$231			$752	$749

Cumulative effect of accounting change	—	—	—			—	(26)

Net income	$252	$247	$231			$752	$723

Average common shares outstanding	488,188	489,480	511,777			491,458	517,790
Basic earnings per share:

Income before cumulative effect of accounting change	$.52	$.50	$.46			$1.53	$1.45

Cumulative effect of accounting change	—	—	—			—	(.05)

Net income	$.52	$.50	$.46			$1.53	$1.40

Diluted earnings per share

Net income	$252	$247	$231	(b	)	$752	$723 (b)

Average common shares outstanding	488,188	489,480	511,777			491,458	517,790

Common stock equivalents:

Stock options	7,144	5,623	6,788			5,981	7,318

Common shares issuable upon conversion of
7 1/4% Convertible Subordinated Capital Notes	—	—	40			—	74

Total	495,332	495,103	518,605			497,439	525,182

Diluted earnings per share:

Income before cumulative effect of accounting change	$.51	$.50	$.45			$1.51	$1.43
Cumulative effect of accounting change	—	—	—			—	(.05)

Net income	$.51	$.50	$.45			$1.51	$1.38

(a)	Calculated based on unrounded numbers.

(b)	The after-tax benefit of interest expense on the assumed conversion of the 7 1/4% Convertible Subordinated Capital Notes was less than $1 million for the quarter and nine months ended Sept. 30, 1999.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11 — Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

	Nine months ended
	Sept. 30,

(in millions)	2000	1999

Net transfers to real estate acquired	$6	$9

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

Item 2. Changes in Securities and Use of Proceeds.

(c)	On July 21, 2000, the Corporation issued 109,000 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust. In consideration for the issuance of the shares, Wachovia Bank, as Trustee assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

27.1	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)  Reports on Form 8-K

During the third quarter of 2000, the Corporation filed the following Current Reports on Form 8-K:

(1)	A report dated July 18, 2000, which included, under Items 5 and 7, the Corporation’s press release regarding second quarter 2000 results of operations.

(2)	A report dated July 21, 2000, which included, under Items 5 and 7, as an exhibit incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01, a subordinated indenture, dated as of June 12, 2000, among Mellon Funding Corporation as Issuer, Mellon Financial Corporation as Guarantor, and Bank One Trust Company, N.A. as Trustee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2000

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
Newton: www.newton.co.uk
Russell/Mellon Analytical Services: www.russellmellon.com

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/ A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

27.1	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.	Submitted herewith.