Form 10-K405
period 2000-12-31
MELLON FINANCIAL CORP
filed 2001-03-16
CIK 64782

ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
EMPLOYMENT AGMT. BETWEEN MELLON AND M. MCGUINN
EMPLOYMENT AGMT. BETWEEN MELLON AND C. CONDRON
EMPLOYMENT AGREEMENT BETWEEN MELLON AND S. ELLIOTT
FORM OF CHANGE IN CONTROL SEVERANCE AGREEMENT
FORM OF CHANGE IN CONTROL SEVERANCE AGREEMENT
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
ANNUAL REPORT TO SHAREHOLDERS
PRIMARY SUBSIDIARIES
CONSENT OF KPMG LLP
POWER OF ATTORNEY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or
  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File No. 1-7410

MELLON FINANCIAL CORPORATION

(formerly Mellon Bank Corporation)

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1233834 (I.R.S. Employer Identification No.)

One Mellon Center

Pittsburgh, Pennsylvania 15258-0001
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code — (412) 234-5000

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

  Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 28, 2001, there were 480,756,810 shares outstanding of the registrant’s voting common stock, $0.50 par value per share, of which 477,686,136 common shares having a market value of $22,121,644,958 were held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

      Mellon Financial Corporation 2001 Proxy Statement-Part III
      Mellon Financial Corporation 2000 Summary and Financial Annual Reports to Shareholders-Parts I, II and IV

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 28, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Registrant’s 2000 Financial Annual Report to Shareholders and; Business Sectors/ Principal Entities, and Directors and Senior Management Committee sections from the Registrant’s 2000 Summary Annual Report to Shareholders. For a free copy of the Corporation’s 2000 Summary Annual Report to Shareholders, the 2000 Financial Annual Report to Shareholders, the Proxy Statement for its 2001 Annual Meeting, or a copy of the Corporation’s Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, 4826 One Mellon Center, Pittsburgh, PA 15258-0001. The Corporation’s 2000 Summary and Financial Annual Reports to Shareholders are also available on the Corporation’s Internet site at www.mellon.com.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements relate to, among other things, projected credit losses; credit loss reserve appropriateness; simulation of changes in interest rates; litigation results; and the adoption of new accounting standards. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; and consumer spending and saving habits, as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MELLON FINANCIAL CORPORATION

Form 10-K Index

PART I

ITEM 1.  BUSINESS

Description of Business

Mellon Financial Corporation (the “Corporation”), is a global financial services company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. Through its subsidiaries, the Corporation provides wealth management and global investment management for individual and institutional investors; global investment services for businesses and institutions; and a variety of banking services for individuals and small, midsize and large businesses and institutions. At Dec. 31, 2000, the Corporation was the eighteenth largest bank holding company in the United States in terms of assets, and the tenth largest in terms of market capitalization.

The Corporation’s asset management companies, which include The Dreyfus Corporation (“Dreyfus”), Newton Management Limited (“Newton”) and Founders Asset Management, LLC (“Founders”), provide investment products in many asset classes and investment styles. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser and manager of mutual funds. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. Founders, headquartered in Denver, Colorado, is a manager of growth-oriented equity mutual funds and other investment portfolios. The Corporation is a global provider of custody services through Boston Safe Deposit and Trust Company (“BSDT”) which is headquartered in Boston, Massachusetts, as well as retirement and benefits consulting services through Buck Consultants, Inc. (“Buck”) which is headquartered in New York, New York.

Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. The Corporation’s banking subsidiaries engage in trust and custody, investment management services, retail financial services, commercial banking, equipment leasing, insurance products and various securities-related activities. Retail Financial Services is comprised of seven operating regions throughout Pennsylvania, southern New Jersey, Maryland, Virginia and Washington D.C.. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

For analytical purposes, management has structured the Corporation into six core business sectors: Wealth Management, Global Investment Management, Global Investment Services, Regional Consumer Banking, Specialized Commercial Banking and Large Corporate Banking. Further information regarding the Corporation’s “Core” business sectors, as well as certain “non-Core” operations such as Divestitures/ Exit Businesses, is presented in the Business Sectors section found on pages 6 through 14 of the Corporation’s 2000 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following pages. There is considerable interrelationship among these sectors and among the customer segments grouped within these sectors.

Wealth Management

Wealth Management includes private asset management services, private banking, and the results of Mellon United National Bank in Florida. Private asset management services and private banking are offered principally through the private asset management group of Mellon Bank and BSDT, and throughout the Corporation’s retail banking network.

ITEM 1.  BUSINESS (continued)

Description of Business (continued)

Global Investment Management

Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management, and brokerage services. The Corporation’s subsidiaries provide trust and investment management services to individuals, businesses and institutions. In addition to mutual fund management services provided through Dreyfus, Newton and Founders, the Corporation’s subsidiaries also provide a variety of active and passive equity and fixed income investment management services, including management of international securities. Brokerage services are offered through Dreyfus Brokerage Services, Inc. and Dreyfus Investment Services Corporation.

Global Investment Services

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Through Buck, the Corporation offers a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, communications and compensation consulting, and outsourcing and administration of employee benefit programs. The Corporation’s subsidiaries also provide services relating primarily to defined contribution employee benefit plans under the umbrella name “Dreyfus Retirement Services”. Shareholder and securities transfer services are provided in the United States through Mellon Investor Services LLC and in Canada through the Corporation’s joint venture operating as CIBC Mellon Trust Company.

Regional Consumer Banking

Regional Consumer Banking includes consumer lending and deposit products, direct banking, and sales of insurance products. Sales of investment products to retail financial services customers are reported in the Global Investment Management sector. These services are offered through the Corporation’s retail banking network which is primarily comprised of approximately 385 retail outlets, including approximately 90 supermarket locations, and approximately 680 ATMs. This network is located in the mid-Atlantic region of the United States.

Specialized Commercial Banking

Specialized Commercial Banking includes middle market lending, business banking, middle market and small ticket lease financing, commercial real estate lending, insurance premium financing, and asset-based lending. Included in this sector is a nationwide asset-based lending division which provides secured lending, principally through accounts receivable and inventory financing. Real Estate lending consists of the Corporation’s commercial real estate lending activities, through which it originates financing for commercial, multi-family and other projects. The Corporation provides property and casualty insurance premium financing to small, midsize and large companies in the United States through AFCO Credit Corporation and in Canada through CAFO. The Corporation is currently conducting a strategic business review of the Mellon Leasing Corporation businesses that serve mid-to-large corporations and vendors of small ticket equipment, along with Mellon Business Credit, which provides asset-based lending products.

ITEM 1.  BUSINESS (continued)

Description of Business (continued)

For a discussion of this strategic business review and an analysis of the financial impact of these businesses, see pages 4 and 12 of the Corporation’s 2000 Financial Annual Report to Shareholders.

Large Corporate Banking

Large Corporate Banking includes cash management, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading, and international banking. This sector’s markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). The Corporation also offers corporate finance and rate risk management products; loan underwriting and syndications; and a variety of capital markets products and services, including private placement and money market transactions.

Divestitures/Exit Businesses

Divestitures/ Exit Businesses includes: large ticket leasing, the results of the consumer loan production offices, auto dealer financial services and purchased consumer loan portfolios; the jumbo residential mortgage origination business and the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000. Results in 1999 and 1998 also include residential and commercial mortgage loan origination and servicing, credit card and network services transaction processing. In addition, results in 1999 include the gain on the sale of the seven Mellon Bank (MD) N.A., retail offices, and 1998 results include the merchant card processing business, including the $35 million gain from the sale of this business in December 1998, and the fee revenue from the electronic filing of income tax returns, which was discontinued at the end of 1998.

Business Sectors/ Principal Entities

The 2000 Summary Annual Report to Shareholders summarizes business sectors/principal entities on pages 20 through 22, which pages are incorporated herein by reference. Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the primary subsidiaries of the Corporation as of Dec. 31, 2000.

Supervision and Regulation

The Corporation and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation’s bank subsidiaries rather than holders of the Corporation’s securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, the Corporation’s subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of the Corporation’s securities. In addition, the Corporation and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Described below are the material elements of selected laws and regulations applicable to the Corporation and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Corporation and its subsidiaries.

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

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that it elects to be a “financial holding company”. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Corporation currently meets the requirements to engage in the activities that are permitted by the Gramm-Leach-Bliley Act.

On Jan. 24, 2000, the Corporation filed a notice with the Federal Reserve Bank of Cleveland that it elected to become a financial holding company (“FHC”). The election became effective on March 13, 2000. This election enables the Corporation to exercise expanded powers, including insurance underwriting, liberalized securities underwriting and dealing and expanded merchant banking and venture capital authority. In addition, FHCs may utilize an after-the-fact notice procedure for new activities and acquisitions rather than the prior notice and application procedure.

The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Regulated Entities of the Corporation

As a bank holding company and a financial holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act (the “BHC Act”), and is subject to the supervision of the Federal Reserve Board. In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

the Currency (the “OCC”)) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Corporation’s national bank subsidiaries are subject to primary supervision, regulation and examination by the OCC. BSDT, a Massachusetts chartered bank, is subject to supervision, regulation and examination by the Federal Reserve Board and the Commonwealth of Massachusetts Department of Banking. Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the New York State Department of Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon Trust of Washington is a Washington trust company and is supervised by the Division of Banks of the Washington State Department of Financial Institutions. Mellon 1st Business Bank is a California non-member bank and is subject to supervision, regulation and examination by the FDIC and the State of California Department of Financial Institutions.

The Corporation’s non-bank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the “SEC”). Dreyfus Investment Services Corporation offers securities brokerage services, including services to retail customers of the Corporation and its subsidiaries, and Mellon Financial Markets, LLC engages in securities underwriting and other broker-dealer activities. Dreyfus Service Corporation, a subsidiary of The Dreyfus Corporation, acts as a broker-dealer for the sale of shares of mutual funds, including the Dreyfus/ Founders family of mutual funds, and provides other securities brokerage services. Dreyfus Brokerage Services, Inc., a subsidiary of Mellon Bank, N.A., is a self-clearing discount broker providing services to individual investors nationwide. Mellon Investor Services LLC conducts stock transfer agency activities and also has an affiliated broker-dealer. Buck Investment Services Inc., Founders Asset Management, LLC, Dreyfus Investment Services Corporation, Dreyfus Financial Services Corporation, FutureShare Financial LLC, Mellon Financial Markets, LLC, Dreyfus Service Corporation and Dreyfus Brokerage Services, Inc. are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization. Dreyfus Brokerage Services, Inc. is a member of the New York Stock Exchange.

Certain subsidiaries of the Corporation are registered investment advisers under the Investment Advisers Act of 1940 and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Each investment company (as defined in the Investment Company Act of 1940) which is advised by a subsidiary of the Corporation, including the Dreyfus/ Founders family of mutual funds, is registered with the SEC, and the shares of most are qualified for sale in all states in the United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of the Corporation’s United Kingdom incorporated Newton subsidiaries are authorized to conduct investment business in the UK pursuant to the UK Financial Services Act of 1986 (“FS86”). Their

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

investment management advisory activities are regulated by the Investment Management Regulatory Organization Limited (“IMRO”), and their sale and marketing of retail investment products are regulated by the Personal Investment Authority (“PIA”). In addition to broad supervisory powers, both regulators may discipline the businesses they regulate. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FS86 and/or regulatory rules, the suspension of registered employees, censures and fines for both regulated businesses and their registered employees. Certain UK investment funds, including Newton Investment Funds, an open ended investment company with variable capital advised by UK regulated subsidiaries of the Corporation, are registered with the Financial Services Authority and are offered for retail sale in the UK.

Certain of the Corporation’s public finance activities are regulated by the Municipal Securities Rulemaking Board. Mellon Bank and certain of the Corporation’s other subsidiaries are registered with the Commodity Futures Trading Commission (the “CFTC”) as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The types of activities in which the foreign branches of the Corporation’s banking subsidiaries and the international subsidiaries of the Corporation may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred (if any) stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its bank subsidiaries without regulatory approval. The Corporation’s principal bank subsidiary, Mellon Bank, N.A., is a national bank. A national bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by the bank in any calendar year would exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock. In addition, a national bank may pay dividends only to the extent of its undivided profits. The Corporation’s state-chartered bank subsidiaries also are subject to dividend restrictions under applicable state law. Under the foregoing dividend restrictions, as of Dec. 31, 2000, the Corporation’s national and state member bank subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of approximately $175 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Jan. 1, 2001, and the date of any dividend declaration. In 2000, the Corporation’s bank and non-bank subsidiaries declared $1.020 billion in dividends (of which $985 million was paid to the parent corporation).

If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC and the Federal Deposit Insurance Corporation (the “FDIC”) have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

The ability of the Corporation’s bank subsidiaries to pay dividends to the Corporation may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, the right of the Corporation to participate in the assets or earnings of a subsidiary are subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries and on the ability of such bank subsidiaries to pay dividends to the Corporation. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to ten percent of the lending bank’s capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. As a result of the enactment of the Gramm-Leach-Bliley Act, these restrictions, other than the ten percent of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation, BSDT and the Corporation’s non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System. The FDIC has similar authority with respect to Mellon 1st Business Bank.

Deposit Insurance

Substantially all of the deposits of the bank subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for the healthiest institutions to 27 cents for each $100 of domestically-held deposits for the weakest institutions. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on BIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO current annual assessment on these deposits is approximately 1.96 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

Liability of Commonly Controlled Institutions

The FDI Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation. Also, under the BHC Act and Federal Reserve Board policy, the Corporation is expected to act as a source of financial and managerial strength to each of its bank subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

Any capital loans by a bank holding company to any of its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such bank subsidiaries. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In addition, under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Regulatory Capital

The Federal Reserve Board, the OCC and FDIC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

(including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2000, the Corporation’s Total capital and Tier I capital to risk-adjusted assets ratios were 11.74% and 7.23%, respectively.

The risk-based capital requirements identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage ratio applicable to it. At Dec. 31, 2000, the Corporation’s Leverage ratio was 7.11%.

The Federal Reserve Board’s capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate that the Federal Reserve Board will consider a “tangible Tier I leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I capital (excluding intangibles) to total assets (excluding intangibles).

The Corporation’s bank subsidiaries are subject to similar risk-based and leverage capital guidelines adopted by the OCC or the FDIC.

Prompt Corrective Action

The FDI Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDI Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Rules adopted by the federal banking agencies provide that an institution is deemed to be: “well capitalized” if the institution has a Total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; “adequately capitalized” if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a Leverage ratio of 4.0% or greater (or a Leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

guidelines), and the institution does not meet the definition of a well capitalized institution; “undercapitalized” if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Leverage ratio that is less than 4.0% (or a Leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; “significantly undercapitalized” if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a Leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2000, all of the Corporation’s bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

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

ITEM 1.  BUSINESS (continued)

Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from bank holding companies and banks; other domestic and foreign depository institutions, such as savings and loan associations, savings banks and credit unions; and other service providers, such as finance companies, leasing companies, brokerage firms, benefits consultants, mutual funds, investment banking companies, investment management firms and insurance companies. The Corporation also competes with nonfinancial institutions, including retail stores and manufacturers of consumer products that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Also, in the Global Investment Services sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing and outsourcing firms. Many of the Corporation’s competitors, with the particular exception of bank holding companies, banks and thrift institutions, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over the Corporation in certain respects.

Employees

The Corporation and its subsidiaries had an average of approximately 25,300 full-time equivalent employees in the fourth quarter of 2000.

Statistical Disclosure by Bank Holding Companies

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 (together “Guide 3”), require that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

I.  Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis on the following page. Required information is also presented in the Corporation’s 2000 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 22 and 23, and in Net Interest Revenue, on page 21, which are incorporated herein by reference.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Rate/Volume Variance Analysis

	Year ended Dec. 31,

	2000 over (under) 1999			1999 over (under) 1998

	Due to change in			Due to change in
			Net			Net
(in millions)	Rate	Volume	change	Rate	Volume	change

Increase (decrease) in interest revenue from interest-earning assets:
Interest-bearing deposits with banks	$8	$13	$21	$(2)	$8	$6
Federal funds sold and securities under resale agreements	8	13	21	(6)	(2)	(8)
Other money market investments	—	2	2	(1)	(2)	(3)
Trading account securities	3	(3)	—	(3)	6	3

Securities:
U.S. Treasury and agency securities	9	(6)	3	(15)	58	43
Obligations of states and political subdivisions	—	2	2	(1)	4	3
Other	—	—	—	1	(2)	(1)
Loans (includes loan fees)	211	(189)	22	(168)	(7)	(175)

Total	239	(168)	71	(195)	63	(132)

Increase (decrease) in interest expense on interest-bearing liabilities:

Deposits in domestic offices:
Demand	8	—	8	4	1	5
Money market and other savings accounts	57	6	63	(4)	37	33
Retail savings certificates	39	(7)	32	(29)	(42)	(71)
Other time deposits	5	(8)	(3)	(9)	(44)	(53)
Deposits in foreign offices	18	(2)	16	(17)	14	(3)
Federal funds purchased and securities under repurchase agreements	25	(23)	2	(16)	(5)	(21)
Other short-term borrowings	10	(47)	(37)	(9)	26	17
Notes and debentures (with original maturities over one year)	8	4	12	(8)	29	21
Trust-preferred securities (a)	—	—	—	—	—	—

Total (a)	170	(77)	93	(88)	16	(72)

Increase (decrease) in net interest revenue (a)	$69	$(91)	$(22)	$(107)	$47	$(60)

(a)	In the fourth quarter of 2000, the trust-preferred securities were reclassified as an interest-bearing liability. The related expense was reclassified to interest expense from operating expense. Prior year amounts have been reclassified.

Note:  Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Amounts also exclude any adjustments to fair value and the related deferred tax effect required by FAS No. 115. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

II.  Securities Portfolio

A.  Carrying values of securities at year-end are as follows:

Securities available for sale		Dec. 31,
(in millions)	2000	1999	1998

U.S. agency securities	$7,532	$4,807	$5,024

U.S. Treasury securities	188	223	220

Obligations of states and political subdivisions	170	104	112

Other securities:

Bonds, notes and debentures	14	21	10

Other mortgage-backed	1	1	2

Other	5	3	5

Total other securities	20	25	17

Total securities available for sale	$7,910	$5,159	$5,373

Investment securities		Dec. 31,
(in millions)	2000	1999	1998

U.S. agency securities	$948	$1,113	$1,468

U.S. Treasury securities	—	—	50

Obligations of states and political subdivisions	16	16	16

Other securities:

Stock of Federal Reserve Bank	53	59	51

Other mortgage-backed	5	9	16

Other	—	—	1

Total other securities	58	68	68

Total investment securities	$1,022	$1,197	$1,602

B.  Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Corporation’s 2000 Financial Annual Report to Shareholders in note 3 of Notes to Financial Statements on Securities on pages 62 through 64, which note is incorporated herein by reference.

III.  Loan Portfolio

A.  Types of Loans

Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation’s 2000 Financial Annual Report to Shareholders on pages 37 through 47, which portions are incorporated herein by reference.

ITEM 1. BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

III.  Loan Portfolio (continued)

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2000

(in millions)	Within 1 year (a)	1-5 years	Over 5 years	Total

Domestic (b):

Commercial and financial	$3,532	$4,763	$907	$9,202

Commercial real estate	984	1,421	713	3,118

Total domestic	4,516	6,184	1,620	12,320

International	911	122	142	1,175

Total	$5,427	$6,306	$1,762	$13,495

Note:  Maturity distributions are based on remaining contractual maturities.

(a)	Includes demand loans and loans with no stated maturity.

(b)	Excludes consumer mortgages, other consumer credit and lease finance assets.

Sensitivity of loans at Dec. 31, 2000, to changes in interest rates

	Domestic	International
(in millions)	operations (a)	operations	Total

Loans due in one year or less (b)	$4,516	$911	$5,427

Loans due after one year:

Variable rates	6,119	80	6,199

Fixed rates	1,685	184	1,869

Total loans	$12,320	$1,175	$13,495

Note:  Maturity distributions are based on remaining contractual maturities.
(a)  Excludes consumer mortgages, other consumer credit and lease finance assets.
(b)  Includes demand loans and loans with no stated maturity.

C. Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation’s 2000 Financial Annual Report to Shareholders on pages 37 through 47, which portions are incorporated herein by reference.

IV. Summary of Loan Loss Experience

The Corporation maintains a credit loss reserve that, in management’s judgment, is appropriate to absorb losses embedded in the loan portfolio as of the balance sheet date. Management reviews the appropriateness of the reserve at least quarterly. The reserve determination methodology is designed to provide procedural discipline in assessing the appropriateness of the reserve. For analytical purposes, the reserve methodology estimates loss potential in both the commercial and consumer loan portfolios. This methodology primarily uses an individual evaluation of problem credits and a historical analysis of loss experience and criticized credit levels. In addition, the status and amount of nonperforming and past-due loans are considered. Qualitative factors considered include: industry risks, current economic factors affecting collectability, trends in portfolio volume, quality, maturity and composition and current interest rate levels and economic conditions.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

IV.  Summary of Loan Loss Experience (continued)

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation’s reserve for credit losses is presented below as required by Guide 3.

			Dec. 31,
(in millions)	2000	1999	1998	1997	1996

Domestic reserve:

Commercial and financial	$259	$231	$194	$162	$117

Real estate:

Commercial	58	61	92	88	98

Consumer	15	51	56	51	58

Consumer credit	28	27	117	132	198

Lease finance assets	29	28	26	30	43

Total domestic reserve	389	398	485	463	514

International reserve	4	5	11	12	11

Total reserve	$393	$403	$496	$475	$525

Further information on the Corporation’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1996-2000 are set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in the Credit Risk section on pages 37 and 38, the Provision for Credit Losses, Reserve for Credit Losses and Review of Net Credit Losses section on pages 46 and 47, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 58 and in note 6 on page 65 which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

			Dec. 31,
	2000	1999	1998	1997	1996

Domestic loans:

Commercial and financial	35%	38%	38%	37%	37%

Real estate:

Commercial	12	9	7	6	6

Consumer	22	24	27	29	29

Consumer credit	15	15	14	14	14

Lease finance assets	12	10	9	9	9

Total domestic loans	96	96	95	95	95

International loans	4	4	5	5	5

Total loans	100%	100%	100%	100%	100%

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

V.  Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2000	Within	4-6	7-12	Over
(in millions)	3 months	months	months	1 year	Total

Time certificates of deposit in denominations of $100,000 or greater	$2,361	$330	$370	$329	$3,390

Time certificates of deposit in denominations of less than $100,000	879	1,011	1,446	1,753	5,089

Total time certificates of deposit	3,240	1,341	1,816	2,082	8,479

Other time deposits in denominations of $100,000 or greater	1,807	19	—	7	1,833

Other time deposits in denominations of less than $100,000	6	—	—	—	6

Total other time deposits	1,813	19	—	7	1,839

Total domestic time deposits	$5,053	$1,360	$1,816	$2,089	$10,318

The majority of foreign demand and time deposits of approximately $3.9 billion at Dec. 31, 2000, were in amounts in excess of $100,000. Additional information required by this section of Guide 3 is set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 22 and 23, which pages are incorporated herein by reference.

VI.  Return on Equity and Assets

		Year ended Dec. 31,
	2000	1999	1998

(1) Return on total assets(a), based on:

Net income	2.15%	1.96%	1.81%

Net income applicable to common stock	2.15	1.96	1.79

(2) Return on common shareholders’ equity (a), based on net income applicable to common stock	25.79	22.35	20.67

Return on total shareholders’ equity (a), based on net income	25.79	22.35	20.75

(3) Dividend payout ratio of common stock, based on diluted net income per share	41.84	41.84	42.42

(4) Equity to total assets (a), based on:

Common shareholders’ equity	8.35	8.76	8.67

Total shareholders’ equity	8.35	8.76	8.72

(a)	Computed on a daily average basis.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

VII.  Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

(dollar amounts in millions)	2000	1999

Federal funds purchased and securities sold under agreements to repurchase:
Maximum month-end balance	$2,906	$3,455
Average daily balance	$1,696	$2,121
Average rate during the year	6.13%	4.79%
Balance at Dec. 31	$1,071	$1,095
Average rate at Dec. 31	5.41%	3.99%

ITEM 2.  PROPERTIES

Pittsburgh properties

In 1983, the Corporation entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. The current term of this lease is scheduled to expire in November of 2008. At Dec. 31, 2000, the Corporation occupied approximately 81% of this building’s approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

In 1984, the Corporation entered into a sale/leaseback arrangement of the Union Trust Building, also known as Two Mellon Center, in Pittsburgh, Pennsylvania, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May of 2006. At Dec. 31, 2000, the Corporation occupied approximately 85% of this building’s approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

The Corporation owns the 41-story office building in Pittsburgh, Pennsylvania, known as Three Mellon Center. At Dec. 31, 2000, the Corporation occupied approximately 98% of this building’s approximately 943,000 square feet of rentable space, with the remainder leased to third parties. Upon completion of the relocation of certain of its operations from this building to the Mellon Client Service Center described below, the Corporation will have approximately 250,000 rentable square feet of excess space in Three Mellon Center. The Corporation is currently seeking to lease this excess space to third parties.

The Corporation owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. Construction on this building commenced in September of 1998, and it is expected to be fully operational in the second quarter of 2001. The Corporation will occupy 100% of this building’s approximately 652,000 square feet of rentable space.

Philadelphia properties

The Corporation leases a building in Philadelphia, Pennsylvania, known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2000, the Corporation occupied approximately 62% of this building’s approximately 807,000 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

ITEM 2.  PROPERTIES (continued)

In 1990, the Corporation entered into a 25-year lease for a portion of a 53-story office building known as Mellon Bank Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September of 2015. At Dec. 31, 2000, the Corporation leased approximately 19% of this building’s approximately 1,245,000 square feet of rentable space.

Boston properties

The Corporation leases space in a 41-story downtown Boston, Massachusetts office building known as Mellon Financial Center. The current term of this lease is scheduled to expire at various times from July of 2003 through June of 2008 with respect to different portions of the leased premises. At Dec. 31, 2000, the Corporation occupied approximately 37% of this building’s approximately 770,000 square feet of rentable space.

The Corporation entered into a 20-year lease of a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April of 2019. At Dec. 31, 2000, the Corporation occupied 100% of this building’s approximately 376,000 square feet of rentable space.

New York properties

At Dec. 31, 2000, the Corporation leased approximately 302,000 square feet of rentable space at 200 Park Avenue in New York City. The current term of this lease is scheduled to expire in March of 2005. At Dec. 31, 2000, the Corporation occupied approximately 95% of this space, with the remainder subleased to a third party. At Dec. 31, 2000, the Corporation leased approximately 170,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The term of this lease is scheduled to expire in January of 2005. This space is 100% occupied by the Corporation.

Other properties

The banking subsidiaries’ retail offices are both owned and leased under leases expiring at various times through the year 2023.

Other subsidiaries of the Corporation lease office space primarily for their operations at many of the locations listed on pages 20 through 22 of the Business Sectors/ Principal Entities section of the Corporation’s 2000 Summary Annual Report to Shareholders, which pages are incorporated herein by reference. For additional information on the Corporation’s premises and equipment, see note 7 of Notes to Financial Statements on page 65 of the Corporation’s 2000 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in Liquidity and Dividends on pages 29 through 31, in Selected Quarterly Data on page 49, in note 21 of Notes to Financial Statements on page 81 and in Corporate Information on page 97, which portions are incorporated herein by reference.

In October 1996, the board of directors declared a dividend, paid Oct. 31, 1996, of one right (a “Right”) issued pursuant to the Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996 (the “Rights Agreement”), for each outstanding share of the Corporation’s Common Stock (the “Common Stock”).

The Rights are not currently exercisable and trade only with the Common Stock (and are currently evidenced only in connection with the Common Stock). The Rights would separate from the Common Stock and become exercisable only when a person or group acquires 15% or more of the Common Stock or ten days after a person or group commences a tender offer that would result in ownership of 15% or more of the Common Stock. At that time, each Right would entitle the holder to purchase for $135 (the “exercise price”) one one-hundredth of a share of participating preferred stock, which is designed to have economic and voting rights generally equivalent to one share of common stock. Should a person or group actually acquire 15% or more of the Common Stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by the Corporation’s other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Common Stock having a market value of twice the exercise price. Should the Corporation, at any time after a person or group has become a 15% beneficial owner and acquired control of the Corporation’s board of directors, be involved in a merger or similar transaction with any person or group or sell assets to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires 15% or more of the Common Stock, the Corporation may, at its option and to the fullest extent permitted by law, exchange one share of Common Stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on Oct. 31, 2006, unless earlier exchanged or redeemed by the Corporation. The Corporation may redeem the Rights for one cent per Right under certain circumstances.

The foregoing description is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Shareholder Protection Rights Agreement, which is an exhibit to this Report.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in the Financial Summary on page 2, in Significant Financial Events in 2000 on pages 3 and 4, in the Overview of 2000 Results on pages 4 and 5, in the Consolidated Balance Sheet — Average Balances and Interest Yields/ Rates on pages 22 and 23, and in note 1 of Notes to Financial Statements on pages 55 through 61, which portions are incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in the Financial Review on pages 3 through 49 and in note 21 of Notes to Financial Statements on page 81, which portions are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 32 through 36, in note 1 of Notes to Financial Statements under Off-balance-sheet instruments used for risk management purposes and Off-balance-sheet instruments used for trading activities on pages 60 and 61 and in note 23 of Notes to Financial Statements on pages 82 through 88, which portions are incorporated herein by reference.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation’s proxy statement for its 2001 Annual Meeting of Shareholders (the “2001 Proxy Statement”) in the Election of Directors-Biographical Summaries of Nominees and Directors section on pages 3 through 6, in the Executive Compensation -Employment Agreements with Named Executive Officers section on pages 18 and 19 and in the Section 16(a) Beneficial Ownership Reporting Compliance section on page 29, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 2001, together with the offices held by each such person during the last five years, are listed on the following pages. Messrs. McGuinn, Condron and Elliott have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Executive Officers of the Registrant (continued)

	Age	Position	Year Elected

Martin G. McGuinn	58	Chairman and Chief Executive Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999	(1)
Christopher M. Condron	53	President and Chief Operating Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999	(2)
		Chairman and Chief Executive Officer, The Dreyfus Corporation	1996
Steven G. Elliott	54	Senior Vice Chairman and Chief Financial Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999	(3)
John T. Chesko	51	Vice Chairman and Chief Risk Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1997	(4)
Jeffery L. Leininger	55	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	1996	(5)
Keith P. Russell	55	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	1996	(6)
Allan P. Woods	54	Vice Chairman and Chief Information Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999	(7)
Michael A. Bryson	54	Executive Vice President and Treasurer, Mellon Financial Corporation	1998	(8)
Michael K. Hughey	49	Senior Vice President and Controller of Mellon Financial Corporation and Senior Vice President, Director of Taxes and Controller, Mellon Bank, N.A.	1990

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Executive Officers of the Registrant (continued)

(1)	From 1993 through February 1998, Mr. McGuinn served as Vice Chairman, Retail Financial Services, Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Chairman and Chief Executive Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation.

(2)	From November 1994 through February 1998, Mr. Condron was Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, Mr. Condron was President and Chief Operating Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation.

(3)	From 1992 through February 1998, Mr. Elliott served as Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Senior Vice Chairman and Chief Financial Officer of Mellon Bank, N.A. and Vice Chairman and Chief Financial Officer of Mellon Financial Corporation. From 1990 through April 1998, Mr. Elliott was Treasurer of Mellon Financial Corporation.

(4)	From December 1994 to June 1997, Mr. Chesko was Executive Vice President, Risk Management, of Mellon Bank, N.A. and Chief Compliance Officer of Mellon Financial Corporation and Mellon Bank, N.A. From April 1996 to December 1998, Mr. Chesko was Chief Credit Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(5)	From February 1994 to February 1996, Mr. Leininger was Executive Vice President and Department Head of Middle Market Banking of Mellon Bank, N.A.

(6)	From 1992 to June 1996, Mr. Russell was Vice Chairman, Chief Risk and Credit Officer, Mellon Financial Corporation and Mellon Bank, N.A. Mr. Russell announced his retirement from Mellon Financial Corporation and Mellon Bank, N.A., effective March 9, 2001.

(7)	From 1993 through December 1998, Mr. Woods was Executive Vice President, Mellon Information Services Department, Mellon Bank, N.A.

(8)	From 1994 to April 1998, Mr. Bryson was Senior Vice President, Strategic Planning, Mellon Bank, N.A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the 2001 Proxy Statement in the Directors’ Compensation section on pages 8 and 9 and in the Executive Compensation section on pages 13 through 21, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the 2001 Proxy Statement in the Beneficial Ownership of Stock section on pages 10 and 11, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 2001 Proxy Statement in the Business Relationships and Related Transactions section on page 9, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Corporation’s 2000 Financial Annual Report to Shareholders.

(i) Financial Statements	Page No.

Mellon Financial Corporation (and its subsidiaries):

Consolidated Income Statement	50 and 51

Consolidated Balance Sheet	52

Consolidated Statement of Changes in Shareholders’ Equity	53

Consolidated Statement of Cash Flows	54 and 55

Notes to Financial Statements	55 through 94

Report of Independent Auditors	95

(ii) Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(iii) Other Financial Data

Selected Quarterly Data	49

(b)  Current Reports on Form 8-K filed during the fourth quarter of 2000:

(1)	A report dated Oct. 16, 2000, which included, under Items 5 and 7, (i) the Corporation’s press release, dated Oct. 16, 2000, announcing a definitive agreement to purchase The Chase Manhattan Corporation’s interest in ChaseMellon Shareholder Services and (ii) the Corporation’s press release, dated Oct. 17, 2000, announcing third quarter 2000 results of operations.

(2)	A report dated Nov. 30, 2000, which included, under Items 5 and 7, the Corporation’s press release dated Nov. 30, 2000, announcing completion of its previously announced agreement with The Chase Manhattan Corporation to purchase the remaining 50 percent of ChaseMellon Shareholder Services.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(c)	Exhibits

The exhibits listed on the Index to Exhibits on pages 28 through 32 hereof are incorporated by reference or filed herewith in response to this Item. In addition, the information required by Exhibit 11.1, Computation of Basic and Diluted Net Income Per Common Share, is set forth in the Corporation’s 2000 Financial Annual Report to Shareholders in note 18 of Notes to Financial Statements on page 72, which portions are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mellon Financial Corporation

By:	/s/ MARTIN G. MCGUINN

Martin G. McGuinn
Chairman and Chief
Executive Officer

DATED: March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature	Capacities

By: /s/ MARTIN G. MCGUINN Martin G. McGuinn	Director and Principal Executive Officer
By: /s/ STEVEN G. ELLIOTT Steven G. Elliott	Director and Principal Financial Officer
By: /s/ MICHAEL K. HUGHEY Michael K. Hughey	Principal Accounting Officer
Burton C. Borgelt; Carol R. Brown; Jared L. Cohon; Christopher M. Condron; J. W. Connolly; Charles A. Corry; Ira J. Gumberg; Pemberton Hutchinson; Edward J. McAniff; Robert Mehrabian; Seward Prosser Mellon; Mark A. Nordenberg; David S. Shapira; Joab L. Thomas; and Wesley W. von Schack	Directors
By: /s/ CARL KRASIK Carl Krasik Attorney-in-fact	DATED: March 16, 2001

Index to Exhibits

Exhibit
No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998 and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.
3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.
4.1	Instruments defining the rights of securities holders.	See Exhibits 3.1 and 3.2 above.
4.2	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/ A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.
4.3	Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and The Chase Manhattan Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.
4.4(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.
4.4(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit
No.	Description	Method of Filing

4.5(a)	Amended and Restated Trust Agreement, dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.
4.5(b)	Amended and Restated Trust Agreement, dated as of Dec. 20, 1996, of Mellon Capital II, among Mellon Financial Corporation, as Depositor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.
4.6(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.
4.6(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.
4.7(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and The Chase Manhattan Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.
4.7(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.
10.1	Lease dated as of Feb. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1992, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit
No.	Description	Method of Filing

10.2	First Amendment to Lease Agreement dated as of Nov. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A.	Previously filed as Exhibit 10.1 to Registration Statement on Form S-15 (Registration No. 2-88266) and incorporated herein by reference.
10.3*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K (File No. l-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.
10.4*	Mellon Financial Corporation Long-Term Profit Incentive Plan (1996), as amended effective April 18, 2000.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2000, and incorporated herein by reference.
10.5*	Mellon Financial Corporation Stock Option Plan for Outside Directors (1989), as amended effective Feb. 15, 2000.	Previously filed as Exhibit 10.5 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.6*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.6 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.7*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.8*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit
No.	Description	Method of Filing

10.9*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.10*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.11*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.12*	Mellon Financial Corporation Retirement Plan for Outside Directors, as amended, effective Feb. 15, 2000.	Previously filed as Exhibit 10.12 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.16*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2001.	Filed herewith.
10.17*	Employment Agreement between Mellon Financial Corporation and Christopher M. Condron, effective as of Feb. 1, 2001.	Filed herewith.
10.18*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2001.	Filed herewith.
10.19*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Executive Management Group.	Filed herewith.
10.20*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Filed herewith.

*  Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit
No.	Description	Method of Filing

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends—parent corporation.	Filed herewith.
12.2	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends—Mellon Financial Corporation and its subsidiaries.	Filed herewith.
13.1	All portions of the Mellon Financial Corporation 2000 Summary and Financial Annual Reports to Shareholders that are incorporated herein by reference.	Filed herewith.
21.1	List of Primary Subsidiaries of the Corporation.	Filed herewith.
23.1	Consent of Independent Accountants.	Filed herewith.
24.1	Powers of Attorney.	Filed herewith.

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