Form 10-K405/A
period 2000-12-31
MELLON FINANCIAL CORP
filed 2001-03-21
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

On March 16, 2001, Mellon Financial Corporation filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ending December 31, 2000 (the “2000 Form 10-K”). This Amendment No. 1 to the 2000 Form 10-K has been filed solely to furnish the following portion of Exhibit 13.1 inadvertently omitted from such 2000 Form 10-K as filed: page 22 of Mellon Financial Corporation’s 2000 Summary Annual Report to Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits

      13.1      All portions of the Mellon Financial Corporation 2000 Summary and Financial Annual Reports to Shareholders that are incorporated by reference in the Annual Report on Form 10-K (File No. 1-7410) for the year ended December 31, 2000. All such portions other than page 22 of the Mellon Financial Corporation 2000 Summary Annual Report to Shareholders were previously filed as Exhibit 13.1 to the Annual Report on Form 10-K (File No. 1-7410) for the year ended December 31, 2000. Page 22 of the Mellon Financial Corporation 2000 Summary Annual Report to Shareholders is filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mellon Financial Corporation

By:	/s/ MARTIN G. MCGUINN

Martin G. McGuinn
Chairman and Chief
Executive Officer

DATED: March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature	Capacities

By: /s/ MARTIN G. MCGUINN Martin G. McGuinn	Director and Principal Executive Officer
By: /s/ STEVEN G. ELLIOTT Steven G. Elliott	Director and Principal Financial Officer
By: /s/ MICHAEL K. HUGHEY Michael K. Hughey	Principal Accounting Officer
Burton C. Borgelt; Carol R. Brown; Jared L. Cohon; Christopher M. Condron; J. W. Connolly; Charles A. Corry; Ira J. Gumberg; Pemberton Hutchinson; Edward J. McAniff; Robert Mehrabian; Seward Prosser Mellon; Mark A. Nordenberg; David S. Shapira; Joab L. Thomas; and Wesley W. von Schack	Directors
By: /s/ CARL KRASIK Carl Krasik Attorney-in-fact	DATED: March 21, 2001

Index to Exhibits

Exhibit No.	Description	Method of Filing

13.1	All portions of the Mellon Financial Corporation 2000 Summary and Financial Annual Reports to Shareholders that are incorporated herein by reference.	All portions other than page 22 of the Mellon Financial Corporation 2000 Summary Annual Report to Shareholders were previously filed as Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended December 31, 2000. Page 22 of the Mellon Financial Corporation 2000 Summary Annual Report to Shareholders is filed herewith.

4