Form 10-Q
period 2001-03-31
MELLON FINANCIAL CORP
filed 2001-05-02
CIK 64782

Mellon Financial Corporation Form 10-Q
Part I -- Financial Information
Financial Highlights
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Items 2 and 3)
Consolidated Income Statement -- Five Quarter Trend
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
Notes to Financial Statements
Part II -- Other Information
Legal Proceedings (Item 1)
Changes in Securities and Use of Proceeds (Item 2)
Exhibits and Reports on Form 8-K (Item 6)
Signature
Corporate Information
Index to Exhibits
Computation of Ratio of Earnings to Fixed Changes
Computation of Ratio of Earnings to Fixed Changes

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 31, 2001

Common Stock, $.50 par value	477,204,065

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements”. These statements relate to, among other things, projected credit losses; simulation of changes in interest rates; litigation results; and the adoption of new accounting standards. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integration of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; levels of third-parties’ funds under management; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share	March 31,	Dec. 31,	March 31,
amounts or unless otherwise noted)	2001	2000	2000

Financial results
Diluted earnings per share	$.54	$.52	$.50
Net income	$264	$255	$253
Return on equity (annualized)	26.9%	25.2%	26.0%
Return on assets (annualized)	2.22%	2.17%	2.15%

Selected key data
Fee revenue as a percentage of net interest and fee revenue (FTE)	73%	71%	71%
Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	52%	51%	51%
Efficiency ratio excluding amortization of goodwill (a)	61%	60%	61%
Assets under management at period end (in billions)	$520	$530	$511
Assets under administration or custody at period end (in billions)	$2,251	$2,267	$2,261
S&P 500 Index at period end	1,160	1,320	1,499
Dividends paid per common share	$.22	$.22	$.20
Dividends paid on common stock	106	106	100
Closing common stock price per share at period end	$40.52	$49.19	$29.50
Market capitalization at period end	19,336	23,941	14,491
Average common shares and equivalents outstanding — diluted (in thousands)	489,328	494,986	502,082

Capital ratios at period end

Shareholders’ equity to assets:
Reported	8.38%	8.24%	8.13%
Tangible (b)	5.13	5.21	4.80
Tier I capital	6.71	7.23	6.49
Total (Tier I plus Tier II) capital	10.97	11.74	10.61
Leverage capital	6.26	7.11	6.61

Average balances for the period
Money market investments	$2,708	$2,492	$1,713
Trading account securities	363	453	248
Securities	8,709	6,873	6,155
Loans	25,847	26,857	29,283

Interest-earning assets	37,627	36,675	37,399
Total assets	48,198	46,741	47,205
Deposits	33,601	32,762	32,220
Notes and debentures	3,577	3,529	3,453
Trust-preferred securities	989	992	991
Total shareholders’ equity	3,992	4,023	3,905

(a)	See page 24 for the definition of this ratio.
(b)	See page 29 for the definition of this ratio.

Note: Throughout this report, all calculations are based on unrounded numbers. FTE denotes fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of first quarter 2001 results

First quarter 2001 diluted earnings per share totaled $.54, an increase of 8% compared with $.50 per share reported in the first quarter of 2000. The earnings per share increase was achieved despite the impact of the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party. Core business sectors’ contribution to earnings per share, which excludes the revenues and related expenses from this contract, as well as the impact of other business exits/divestitures from both periods, increased 20%.

Net income in the first quarter of 2001 was $264 million, an increase of 5%, compared with $253 million in the first quarter of 2000. Annualized return on equity and return on assets were 26.9% and 2.22%, respectively, for the first quarter of 2001, compared with 26.0% and 2.15%, respectively for the first quarter of 2000. In the fourth quarter of 2000, diluted earnings per share totaled $.52, net income was $255 million, and annualized return on equity and return on assets were 25.2% and 2.17%, respectively.

Fee revenue totaled 73% of net interest and fee revenue, on a fully taxable equivalent basis, in the first quarter of 2001, compared with 71% in both the first and fourth quarters of 2000. Trust and investment fee revenue totaled 52% of net interest and fee revenue, on a fully taxable equivalent basis, in the first quarter of 2001 compared with 51% in both the first and fourth quarters of 2000. Fee revenue of $859 million in the first quarter of 2001 was impacted by the May 2000 expiration of the long-term mutual fund administration contract with a third party, and the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Excluding these factors, fee revenue increased 4% in the first quarter of 2001 compared with the first quarter of 2000, primarily due to higher trust and investment fee revenue, and cash management and deposit transaction charges. Excluding acquisitions, fee revenue increased 1% unannualized in the first quarter of 2001 compared with the fourth quarter of 2000, primarily resulting from higher foreign currency and securities trading revenue and higher financing-related and equity investment revenue. At March 31, 2001, assets under management totaled $520 billion, a 2% increase from March 31, 2000, and assets under administration or custody totaled $2,251 billion, a less than 1% decrease from March 31, 2000. These levels were achieved despite a 23% decrease in the Standard and Poor’s 500 Index at March 31, 2001, compared with March 31, 2000. Assets managed by subsidiaries and affiliates outside the United States totaled $66 billion at March 31, 2001.

Net interest revenue on a fully taxable equivalent basis for the first quarter of 2001 was $327 million, down $4 million, or 1%, compared with the first quarter of 2000 and down $8 million, or 2% unannualized, compared with the fourth quarter of 2000. The decrease compared with the first quarter of 2000, primarily reflected higher funding costs related to the repurchase of common stock. The net interest margin of 3.52% was 2 basis points lower than in the first quarter of 2000. Average interest-earning assets increased $228 million as a $3.4 billion decrease in average loans was offset by a $2.6 billion increase in average securities and a $995 million increase in average money market investments. The decrease compared with the fourth quarter of 2000 resulted in part from higher funding costs related to the repurchase of common stock, as well as a lower yielding and more liquid asset mix, and two fewer days in the first quarter of 2001 compared to the fourth quarter of 2000.

Operating expense for the first quarter of 2001 was $755 million, an increase of $37 million compared with $718 million in the first quarter of 2000, primarily resulting from the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Excluding the effect of acquisitions, operating expense

Overview of first quarter 2001 results (continued)

decreased 2% compared with the first quarter of 2000, due in part to lower incentive and advertising expense. Excluding the effect of acquisitions, operating expense was substantially unchanged in the first quarter of 2001 compared with the fourth quarter of 2000.

The provision for credit losses was $15 million in the first quarter of 2001, compared with $10 million in the first quarter of 2000 and $15 million in the fourth quarter of 2000. Net credit losses were $16 million in the first quarter of 2001, compared with $11 million in the first quarter of 2000 and $20 million in the fourth quarter of 2000. Annualized net credit losses to average loans totaled .24% for the first quarter of 2001, .15% for the first quarter of 2000 and .30% for the fourth quarter of 2000.

Nonperforming assets totaled $310 million at March 31, 2001, compared with $271 million at Dec. 31, 2000, and $210 million at March 31, 2000. The higher level of nonperforming assets, compared with Dec. 31, 2000, resulted in part from the assignment of nonperforming status to a commercial loan to a borrower in the financial services industry in the first quarter of 2001, as well as from the addition of various other loans, partially offset by principal repayments and credit losses. The higher level of nonperforming assets, compared with March 31, 2000, also resulted from the assignment of nonperforming status to commercial loans totaling $38 million to a borrower in the building materials manufacturing industry in the third quarter of 2000. The Corporation’s ratio of nonperforming assets to total loans and net acquired property was 1.22% at March 31, 2001, compared with 1.03% at Dec. 31, 2000, and .74% at March 31, 2000.

Significant financial events

Common dividend increased 9%

On April 17, 2001, the Corporation announced a 9% increase in its quarterly common stock dividend to $.24 per share. This cash dividend on the Corporation’s common stock is payable May 15, 2001, to shareholders of record at the close of business on April 30, 2001. This is the 11th quarterly common dividend increase that the Corporation has announced since the beginning of 1993, resulting in a total common dividend per share increase of 311%.

Repurchase of common stock

During the first quarter of 2001, approximately 11.4 million shares of common stock were repurchased at a purchase price of $528 million for an average share price of $46.24 per share. Common shares outstanding at March 31, 2001, were 8.9% lower than at Dec. 31, 1998, reflecting a 46.6 million share reduction, net of shares reissued primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $2.3 billion, at an average share price of $37.16 per share. There are an additional 7.2 million shares available for repurchase under the current 25 million share repurchase program authorized by the board of directors in May 2000.

Significant financial events (continued)

Strategic business review of leasing and asset-based lending

In January 2001, the Corporation announced that, as part of the continued sharpening of its strategic focus, it is conducting a review of the Mellon Leasing Corporation businesses that serve mid-to-large corporations and vendors of small ticket equipment, along with Mellon Business Credit, which provides asset-based lending products. For an analysis of the financial impact of these businesses, see the “Business Under Strategic Review” disclosure in the “Business sectors” section on page 13.

Pending acquisition of Standish, Ayer and Wood

In April 2001, the Corporation announced that it had signed a definitive agreement to acquire Standish, Ayer and Wood (Standish), a Boston-based provider of investment management services to institutional clients and higher net worth individuals. Standish, which has assets under management of $41 billion, offers both domestic and international investment services through separate accounts, as well as mutual funds. By adding Standish to its existing investment management companies, the Corporation will increase its assets under management to approximately $560 billion. The transaction, expected to close by the end of the third quarter of 2001, will be an all-cash transaction, with initial consideration due at closing and additional consideration contingent on Standish’s future performance. Standish, which will remain headquartered in Boston, will be renamed Standish Mellon Asset Management at closing and will operate as a Mellon Institutional Asset Management firm.

Business sectors

For the quarter ended March 31,

			Global		Global		Global
	Wealth		Investment		Investment		Cash		Regional
	Management		Management		Services		Management		Banking
(dollar amounts in millions,
averages in billions)	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Revenue:
Net interest revenue (expense)	$33	$28	$2	$1	$25	$19	$43	$37	$147	$152
Fee and other revenue	84	76	269	301	318	241	55	48	68	38

Total revenue	117	104	271	302	343	260	98	85	215	190
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	4	2

Operating expense:
Intangible amortization	5	4	7	7	4	3	—	—	7	12
Other	60	57	178	181	254	195	70	60	101	108

Total operating expense	65	61	185	188	258	198	70	60	108	120

Income (loss) before taxes	52	43	86	114	85	62	28	25	103	68
Income taxes (benefits)	20	17	35	46	32	24	10	9	37	25

Net income (loss)	$32	$26	$51	$68	$53	$38	$18	$16	$66	$43

Average assets	$3.0	$2.9	$2.2	$2.6	$2.1	$1.8	$2.5	$2.2	$17.1	$15.5
Average common equity	$0.2	$0.2	$0.6	$0.6	$0.6	$0.5	$0.2	$0.1	$0.6	$0.6
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$0.1

Return on common equity (a)	58%	50%	34%	50%	35%	32%	43%	47%	41%	25%
Return on assets (a)	NM	NM	NM	NM	NM	NM	NM	NM	1.55%	1.12%
Pretax operating margin	45%	42%	32%	38%	25%	24%	28%	29%	48%	36%
Pretax operating margin (b)	49%	46%	34%	40%	26%	25%	28%	29%	52%	42%
Efficiency ratio (b)	51%	54%	66%	60%	74%	75%	72%	71%	47%	57%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Relationship
	Lending
(dollar amounts in millions,
averages in billions)	2001	2000

Revenue:
Net interest revenue (expense)	$68	$71
Fee and other revenue	36	29

Total revenue	104	100
Credit quality expense (revenue)	6	15

Operating expense:
Intangible amortization	4	4
Other	43	41

Total operating expense	47	45

Income (loss) before taxes	51	40
Income taxes (benefits)	19	15

Net income (loss)	$32	$25

Average assets	$9.8	$11.6
Average common equity	$1.0	$1.1
Average Tier I preferred equity	$0.3	$0.3

Return on common equity (a)	13%	9%
Return on assets (a)	1.32%	0.86%
Pretax operating margin	49%	40%
Pretax operating margin (b)	53%	44%
Efficiency ratio (b)	41%	41%

Business sectors (continued)

			Global		Global		Global
	Wealth		Investment		Investment		Cash		Regional
	Management		Management		Services		Management		Banking
(dollar amounts in millions,
averages in billions)	1Q01	4Q00	1Q01	4Q00	1Q01	4Q00	1Q01	4Q00	1Q01	4Q00

Revenue:
Net interest revenue (expense)	$33	$33	$2	$4	$25	$23	$43	$43	$147	$152
Fee and other revenue	84	88	269	298	318	258	55	54	68	45

Total revenue	117	121	271	302	343	281	98	97	215	197
Credit quality expense (revenue)	—	1	—	—	—	—	—	—	4	5

Operating expense:
Intangible amortization	5	4	7	7	4	3	—	—	7	8
Other	60	57	178	194	254	218	70	71	101	98

Total operating expense	65	61	185	201	258	221	70	71	108	106

Income (loss) before taxes	52	59	86	101	85	60	28	26	103	86
Income taxes (benefits)	20	23	35	41	32	22	10	9	37	31

Net income (loss)	$32	$36	$51	$60	$53	$38	$18	$17	$66	$55

Average assets	$3.0	$3.0	$2.2	$2.5	$2.1	$2.0	$2.5	$2.4	$17.1	$15.2
Average common equity	$0.2	$0.3	$0.6	$0.6	$0.6	$0.5	$0.2	$0.2	$0.6	$0.6
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$0.1

Return on common equity (a)	58%	61%	34%	41%	35%	27%	43%	44%	41%	31%
Return on assets (a)	NM	NM	NM	NM	NM	NM	NM	NM	1.55%	1.42%
Pretax operating margin	45%	49%	32%	34%	25%	21%	28%	27%	48%	44%
Pretax operating margin (b)	49%	52%	34%	36%	26%	23%	28%	27%	52%	47%
Efficiency ratio (b)	51%	47%	66%	64%	74%	77%	72%	73%	47%	50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Relationship
	Lending
(dollar amounts in millions,
averages in billions)	1Q01	4Q00

Revenue:
Net interest revenue (expense)	$68	$71
Fee and other revenue	36	30

Total revenue	104	101
Credit quality expense (revenue)	6	11

Operating expense:
Intangible amortization	4	4
Other	43	39

Total operating expense	47	43

Income (loss) before taxes	51	47
Income taxes (benefits)	19	18

Net income (loss)	$32	$29

Average assets	$9.8	$10.2
Average common equity	$1.0	$1.0
Average Tier I preferred equity	$0.3	$0.3

Return on common equity (a)	13%	12%
Return on assets (a)	1.32%	1.15%
Pretax operating margin	49%	47%
Pretax operating margin (b)	53%	50%
Efficiency ratio (b)	41%	39%

(a)	Ratios are annualized.
(b)	Excludes amortization of intangibles.

NM — Not meaningful

Business sectors (continued)

Businesses
Under
Strategic		Total Core		Business Exits/				Consolidated
Review		Sectors		Divestitures		Other Activity		Results

2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

$26	$25	$344	$333	$21	$25	$(38)	$(27)	$327	$331
2	3	832	736	7	26	29	44	868	806

28	28	1,176	1,069	28	51	(9)	17	1,195	1,137
4	5	14	22	1	—	—	(13)	15	9

4	4	31	34	2	2	—	1	33	37
11	12	717	654	8	15	(3)	13	722	682

15	16	748	688	10	17	(3)	14	755	719

9	7	414	359	17	34	(6)	16	425	409
4	3	157	139	7	13	(3)	4	161	156

$5	$4	$257	$220	$10	$21	$(3)	$12	$264	$253

$3.5	$3.4	$40.2	$40.0	$5.0	$6.6	$3.0	$0.6	$48.2	$47.2
$0.2	$0.2	$3.4	$3.3	$0.3	$0.3	$0.3	$0.3	$4.0	$3.9
$—	$—	$0.4	$0.4	$—	$0.1	$0.6	$0.5	$1.0	$1.0

12%	9%	30%	26%	NM	NM	NM	NM	27%	26%
0.64%	0.46%	2.59%	2.21%	NM	NM	NM	NM	2.22%	2.15%
33%	24%	35%	34%	NM	NM	NM	NM	36%	36%
46%	38%	38%	37%	NM	NM	NM	NM	38%	39%
39%	43%	61%	61%	NM	NM	NM	NM	61%	61%

Businesses
Under Strategic		Total Core		Business Exits/				Consolidated
Review		Sectors		Divestitures		Other Activity		Results

1Q01	4Q00	1Q01	4Q00	1Q01	4Q00	1Q01	4Q00	1Q01	4Q00

$26	$26	$344	$352	$21	$20	$(38)	$(37)	$327	$335
2	7	832	780	7	14	29	21	868	815

28	33	1,176	1,132	28	34	(9)	(16)	1,195	1,150
4	3	14	20	1	1	—	(6)	15	15

4	3	31	29	2	3	—	—	33	32
11	11	717	688	8	11	(3)	(7)	722	692

15	14	748	717	10	14	(3)	(7)	755	724

9	16	414	395	17	19	(6)	(3)	425	411
4	7	157	151	7	7	(3)	(2)	161	156

$5	$9	$257	$244	$10	$12	$(3)	$(1)	$264	$255

$3.5	$3.4	$40.2	$38.7	$5.0	$5.3	$3.0	$2.7	$48.2	$46.7
$0.2	$0.2	$3.4	$3.4	$0.3	$0.3	$0.3	$0.3	$4.0	$4.0
$—	$—	$0.4	$0.4	$—	$—	$0.6	$0.6	$1.0	$1.0

12%	21%	30%	29%	NM	NM	NM	NM	27%	25%
0.64%	1.09%	2.59%	2.52%	NM	NM	NM	NM	2.22%	2.17%
33%	48%	35%	35%	NM	NM	NM	NM	36%	36%
46%	59%	38%	38%	NM	NM	NM	NM	38%	39%
39%	31%	61%	61%	NM	NM	NM	NM	61%	60%

Business sectors (continued)

The Corporation’s business sectors reflect the Corporation’s organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into seven core business sectors. In addition, the effect of Business Exits/ Divestitures has been displayed separately, as discussed further on page 14. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. Net interest revenue, fee and other revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis. There is no intercompany profit or loss on intersector activity. In addition, the accounting policies of the business sectors are the same as those described in note 1 of the 2000 Financial Annual Report to Shareholders. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management’s judgment regarding the risks inherent in the individual lines of business. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

During the first quarter of 2001, the Corporation made several reclassifications within its Core Business Sectors. The Corporation reclassified its cash management business line from the former Large Corporate Banking sector to a new growth sector titled Global Cash Management. The presentation of the Specialized Commercial Banking and Large Corporate Banking sectors was discontinued, with the various lines of business reallocated as follows. The results of Small Business Banking were reclassified from the former Specialized Commercial Banking sector to the newly named Regional Banking sector, which also includes the lines of business from the former Regional Consumer Banking sector. As previously disclosed, the Corporation is conducting a strategic business review of the Mellon Leasing businesses that serve mid-to-large corporations and vendors of small ticket equipment, and Mellon Business Credit, which provides asset-based lending products. The results of these businesses were removed from Specialized Commercial Banking and displayed in a newly formed sector titled Businesses Under Strategic Review. Finally, the Relationship Lending sector was formed from the remaining portion of the former Specialized Commercial Banking sector, which included middle market lending, commercial real estate lending and insurance premium financing, and the remaining portion of the former Large Corporate Banking Sector. Prior period results have been reclassified.

				% of Core
Summary	% of Core			Sector Income
	Sector Revenue			Before Taxes

	1Q01	4Q00	1Q00	1Q01	4Q00	1Q00

Growth Sectors	70%	71%	70%	61%	62%	68%
Return Sectors	30%	29%	30%	39%	38%	32%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%

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

Business sectors (continued)

Following is a discussion of the Corporation’s business sectors. In the tables that follow, the income statement amounts and average allocated equity are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Sectors Managed for Growth

	Total Revenue	Operating Expense	Income Before
1Q 2001 vs. 1Q 2000	Growth	Growth	Taxes Growth

Wealth Management	12%	6%	21%
Global Investment Management	(10)%	(2)%	(25)%
Global Investment Services	32%	30%	38%
Global Cash Management	16%	18%	12%
Total Growth Sectors	10%	14%	3%

	Total Revenue	Operating Expense	Income Before
1Q 2001 vs. 4Q 2000(a)	Growth	Growth	Taxes Growth

Wealth Management	(3)%	5%	(11)%
Global Investment Management	(10)%	(7)%	(16)%
Global Investment Services	22%	17%	41%
Global Cash Management	2%	(1)%	8%
Total Growth Sectors	4%	4%	2%

(a)	Ratios are unannualized.

The Corporation’s growth sectors, with the exception of the Global Investment Management sector, showed good growth in revenue and income before taxes for the first quarter of 2001 compared with the first quarter of 2000. Revenue for the growth sectors grew 10% in the first quarter of 2001 compared with the first quarter of 2000, while income before taxes grew 3% over the same period. The pretax operating margin, excluding the amortization of intangibles, for the growth sectors was 32% in the first quarter of 2001, compared with 34% in the first quarter of 2000.

Excluding the full quarter impact of the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services, revenue, expense and income before taxes for the growth sectors were essentially flat in the first quarter of 2001 compared with the fourth quarter of 2000. Results for the Wealth Management and Global Investment Management sectors reflected the impact of the equity market conditions in the first quarter of 2001. These results were offset by revenue growth and operating expense management in the Global Investment Services and Global Cash Management sectors.

Business sectors (continued)

Wealth Management

				Growth rates	Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$117	$121	$104	12%	(3)%
Total operating expense	$65	$61	$61	6%	5%
Income before taxes	$52	$59	$43	21%	(11)%
Return on common equity	58%	61%	50%
Pretax operating margin (a)	49%	52%	46%
Assets under management	$50	$56	$57	(11)%	(10)%
Assets under administration or custody	$31	$33	$37	(17)%	(8)%

S&P 500 Index at period end	1,160	1,320	1,499	(23)%	(12)%

(a)	Excludes amortization of intangibles.

Wealth Management includes private asset management services, private banking, and the results of Mellon United National Bank in Florida. Income before taxes increased 21% in the first quarter of 2001 compared with the prior-year period. This increase resulted from positive operating leverage as revenue increased 12%, while operating expense increased 6%. The revenue increase was primarily due to higher private asset management fee revenue. The operating expense increase reflected investments in staff and information systems to support business growth. The 11% decrease in income before taxes in the first quarter of 2001 compared to the fourth quarter of 2000 was primarily due to lower revenue and earnings in private asset management.

Global Investment Management

				Growth rates	Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$271	$302	$302	(10)%	(10)%
Total operating expense	$185	$201	$188	(2)%	(7)%
Income before taxes	$86	$101	$114	(25)%	(16)%
Return on common equity	34%	41%	50%
Pretax operating margin (a)	34%	36%	40%
Assets under management	$426	$434	$413	3%	(2)%

S&P 500 Index at period end	1,160	1,320	1,499	(23)%	(12)%

(a)	Excludes amortization of intangibles.

Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management, and brokerage services. Income before taxes decreased 25% in the first quarter of 2001, compared with the first quarter of 2000, and decreased 16% compared with the fourth quarter of 2000. The results of this sector were negatively impacted by lower brokerage services and asset management revenue reflecting the impact of the unfavorable equity market conditions in the first quarter of 2001. The Standard and Poor’s 500 Index at March 31, 2001 was 23% lower than at March 31, 2000. In addition, the decrease in asset management revenue compared with the fourth quarter of 2000 reflects a lower level of performance fees, which are primarily recorded in the fourth

Business sectors (continued)

quarter of each year. Assets under management for this sector increased 3% to $426 billion at March 31, 2001, from $413 billion at March 31, 2000, primarily due to net new business, but decreased 2% compared to Dec. 31, 2000. Average proprietary equity mutual funds decreased $5 billion, or 8%, in the first quarter of 2001 compared to the fourth quarter of 2000.

Global Investment Services

				Growth rates	Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$343	$281	$260	32%	22%
Total operating expense	$258	$221	$198	30%	17%
Income before taxes	$85	$60	$62	38%	41%
Return on common equity	35%	27%	32%
Pretax operating margin (a)	26%	23%	25%
Assets under management	$44	$40	$41	6%	8%
Assets under administration or custody	$2,220	$2,234	$2,224	—%	(1)%
S&P 500 Index at period end	1,160	1,320	1,499	(23)%	(12)%

(a)	Excludes amortization of intangibles.

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Income before taxes increased 38% in the first quarter of 2001, compared with the first quarter of 2000. The results of this sector were favorably impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. However, excluding the impact of the acquisition, revenue for this sector increased 11% and income before taxes increased 23%, compared with the first quarter of 2000, reflecting higher institutional trust and custody, and higher benefits consulting revenue. Excluding the impact of the acquisition, compared with the fourth quarter of 2000, revenue increased 8% and income before taxes increased 20%, primarily reflecting higher foreign exchange revenue. Assets under administration or custody exceeded $2.2 trillion at March 31, 2001, substantially unchanged from Dec. 31, 2000, and March 31, 2000, despite the 23% decrease in the Standard and Poor’s 500 Index at March 31, 2001, compared with March 31, 2000.

Global Cash Management

				Growth rates	Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$98	$97	$85	16%	2%
Total operating expense	$70	$71	$60	18%	(1)%
Income before taxes	$28	$26	$25	12%	8%
Return on common equity	43%	44%	47%
Pretax operating margin (a)	28%	27%	29%

(a)	Excludes amortization of intangibles.

Business sectors (continued)

Global Cash Management represents the Corporation’s cash management business line. This business line designs comprehensive solutions through its broad line of cash management services to meet the specialized treasury needs of middle market to large multinational corporations, government agencies, nonprofit organizations and financial institutions. Revenue for this sector improved by $13 million, or 16%, in the first quarter of 2001 compared to the first quarter of 2000, and income before taxes improved by $3 million, or 12%, over the same period. Income before taxes increased 8% compared with the fourth quarter of 2000, reflecting modest revenue growth and good expense management.

Sectors Managed for Return

	Pretax Operating			Return on				Average
	Margin (a)				Common Equity			Allocated Equity

(dollar amounts in millions)	1Q01	4Q00	1Q00	1Q01	4Q00	1Q00	1Q01	4Q00	1Q00

Regional Banking	52%	47%	42%	41%	31%	25%	$709	$742	$747
Relationship Lending	53%	50%	44%	13%	12%	9%	$1,318	$1,309	$1,431
Businesses Under Strategic Review	46%	59%	38%	12%	21%	9%	$230	$220	$219

Total Return Sectors	51%	50%	42%	23%	20%	15%	$2,257	$2,271	$2,397

(a)	Excludes amortization of intangibles.

The results in the first quarter of 2001 for the return sectors continue to demonstrate the Corporation’s strategy of driving profitability and higher returns on equity, primarily focusing on improving productivity through re-engineering and effective capital management. The Corporation aggressively manages capital levels in the return sectors. Average allocated equity decreased $14 million in the first quarter of 2001, compared with the fourth quarter of 2000, and decreased $140 million compared with the first quarter of 2000. The return on common equity increased to 23%, up from 20% in the fourth quarter of 2000, and up from 15% in the first quarter of 2000. The improved results in the return sectors in the first quarter of 2001 compared with the prior year quarters primarily reflected higher loan securitization gains, lower asset quality expense and effective operating expense management. The pretax operating margin in the first quarter of 2001 was 51%, up from 50% in the fourth quarter of 2000, and up from 42% in the prior year period. Credit losses in the return sectors consumed $14 million, or 4%, of revenue in the first quarter of 2001 compared with $19 million, or 6% in the fourth quarter of 2000, and $22 million, or 7%, in the first quarter of 2000.

Regional Banking

				Growth rates	Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$215	$197	$190	13%	10%
Total operating expense	$108	$106	$120	(10)%	2%
Income before taxes	$103	$86	$68	51%	21%
Return on common equity	41%	31%	25%
Pretax operating margin (a)	52%	47%	42%

(a)	Excludes amortization of intangibles.

Regional Banking includes consumer lending and deposit products, direct banking, sales of insurance products, and small business banking. Income before taxes increased 51% in the first quarter of 2001,

Business sectors (continued)

compared with the first quarter of 2000 and increased 21% compared with the fourth quarter of 2000. These increases primarily reflect a gain on a loan securitization in the first quarter of 2001, as well as the benefits of productivity improvements as operating expense decreased 10% in the first quarter of 2001, compared with the first quarter of 2000, and increased only 2% compared with the fourth quarter of 2000. Return on common equity improved to 41% for the first quarter of 2001 from 25% and 31%, respectively, in the first and fourth quarters of 2000. The pretax operating margin improved to 52% in the first quarter of 2001, compared with 42% in the first quarter of 2000.

Relationship Lending

				Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$104	$101	$100	4%	2%
Total operating expense	$47	$43	$45	3%	8%
Income before taxes	$51	$47	$40	27%	7%
Return on common equity	13%	12%	9%
Pretax operating margin (a)	53%	50%	44%

(a)	Excludes amortization of intangibles.

Relationship Lending includes middle market lending, commercial real estate lending, insurance premium financing, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading, and international banking. Income before taxes increased 27% in the first quarter of 2001, compared with the first quarter of 2000 and increased 7% compared with the fourth quarter of 2000. The increases in the first quarter of 2001, primarily resulted from a $9 million and a $5 million decrease in credit quality expense compared with the first and fourth quarters of 2000, respectively. The return on common equity was 13% in the first quarter of 2001, up from 9% in the prior year and 12% in the prior quarter while the pretax operating margin was 53% in the first quarter of 2001, up from 44% in the prior year and 50% in the prior quarter.

Businesses Under Strategic Review

				Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$28	$33	$28	5%	(15)%
Total operating expense	$15	$14	$16	(3)%	4%
Income before taxes	$9	$16	$7	42%	(44)%
Return on common equity	12%	21%	9%
Pretax operating margin (a)	46%	59%	38%

(a)	Excludes amortization of intangibles.

Businesses Under Strategic Review include Mellon Leasing businesses that serve mid-to-large corporations and vendors of small ticket equipment, and Mellon Business Credit, which provides asset-based lending products. As previously disclosed, the Corporation is currently conducting a strategic business review of these businesses. Total revenue in the fourth quarter of 2000, for this sector, reflected a higher level of lease residual gains as compared to both the first quarter of 2001 and the first quarter of 2000. Excluding these

Business sectors (continued)

business lines, the pretax operating margin, return on common equity and average allocated equity in the first quarter of 2001 for the Return Sectors would have been 52%, 24%, and $2.027 billion, respectively. In addition, excluding these business lines, the proportion of the core sector revenue between the growth sectors and the return sectors for the first quarter of 2001 would have been 72% and 28%, respectively, and the proportion of core sector income before taxes would have been 62% and 38%, respectively. The contribution to earnings per share from the core business sectors for the first quarter of 2001, excluding these business lines, would have been $.51, an increase of 19% compared to the first quarter of 2000.

Total Core Business Sectors

				Growth rates
	Quarter ended
				1Q 01	1Q 01
	March 31,	Dec. 31,	March 31,	vs	vs
	2001	2000	2000	1Q 00	4Q 00

Total revenue	$1,176	$1,132	$1,069	10%	4%
Total operating expense	$748	$717	$688	9%	4%
Income before taxes	$414	$395	$359	15%	5%
Return on common equity	30%	29%	26%
Pretax operating margin (a)	38%	38%	37%

(a)	Excludes amortization of intangibles.

Income before taxes for the Core Sectors increased 15% in the first quarter of 2001, compared with the first quarter of 2000 and increased 5% compared with the fourth quarter of 2000. These increases resulted from positive operating leverage and lower credit quality expense. The Core Sectors contribution to earnings per share increased 20% in the first quarter of 2001 over the prior-year period and increased 6% over the prior quarter.

Contribution to earnings per share from Total Core Business Sectors

(in millions, except
per share amounts)	1Q01	1Q00	Growth	1Q01	4Q00	Growth(a)

Net Income	$257	$220	17%	$257	$244	5%
Contribution to EPS	$.53	$.44	20%	$.53	$.50	6%

(a)	Unannualized.

Contribution to earnings per share from Total Core Business Sectors — Five Quarter Trend

(in millions, except
per share amounts)	1Q01	4Q00	3Q00	2Q00	1Q00

Net Income	$257	$244	$241	$232	$220
Contributions to EPS	$.53	$.50	$.48	$.47	$.44

Business Exits/Divestitures

Business Exits/ Divestitures include large ticket leasing, the results of the consumer loan production offices, auto dealer financial services, purchased consumer loan portfolios and the jumbo residential mortgage origination business. The results for the first quarter of 2000 also include the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000.

Business sectors (continued)

Other Activity

Other Activity primarily includes business activities that are not separate lines of business or have not been allocated, for management reporting purposes, to the core business sectors. During the fourth quarter of 2000, the Corporation reclassified the results of Mellon Ventures, the Corporation’s venture capital group, from the former Specialized Commercial Banking sector to Other Activity. Revenue of Other Activity reflects amounts not attributable to the operations of a particular business sector, and the net interest expense incurred to support the carrying value of the premises, equipment and other assets, including the Mellon Ventures investments.

The Other Activity sector recorded a pretax loss of $6 million in the first quarter of 2001, compared with a $16 million pretax gain in the first quarter of 2000. Revenue primarily reflects earnings on capital above that required for the core sectors, gains from the sale of assets and the gains/ losses and carrying costs of Mellon Ventures activities. Mellon Ventures recorded a pretax loss of $8 million in the first quarter of 2001 compared with pretax income of $13 million in the first quarter of 2000. Credit quality revenue in the first quarter of 2000 primarily reflects loan recoveries from loans to lesser-developed countries. Other operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Average assets primarily include the investments of Mellon Ventures and assets of certain support areas not identified with the major business sectors. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors, as well as capital required for the investments of Mellon Ventures.

Noninterest revenue

	Quarter ended

(dollar amounts in millions,	March 31,	Dec. 31,	March 31,
unless otherwise noted)	2001	2000	2000

Trust and investment fee revenue:
Investment management	$334	$348	$324
Administration and custody	205	162	173
Benefits consulting	66	65	56
Brokerage fees	16	16	25

Total trust and investment fee revenue	621	591	578
Cash management and deposit transaction charges	83	86	74
Foreign currency and securities trading revenue	55	43	51
Financing-related revenue	67	58	39
Equity investment revenue	9	5	36
Other	24	23	20

Total fee and other revenue	859	806	798
Gains on the sales of securities	—	—	—

Total noninterest revenue	$859	$806	$798

Fee revenue as a percentage of net interest and fee revenue (FTE)	73%	71%	71%
Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	52%	51%	51%

Assets under management at period end (in billions)	$520	$530	$511
Assets under administration or custody at period end (in billions)	$2,251	$2,267	$2,261

S&P 500 Index at period end	1,160	1,320	1,499

Note: For analytical purposes, the term “fee revenue,“ as utilized throughout this Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Noninterest revenue (continued)

Fee revenue

Fee revenue of $859 million in the first quarter of 2001 was impacted by the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party, and the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Excluding these factors, fee revenue increased 4% in the first quarter of 2001 compared with the prior-year period, primarily due to higher trust and investment fee revenue, and cash management and deposit transaction charges.

	1st Qtr. 2001	1st Qtr. 2001
	over	over
Fee revenue growth(a)	1st Qtr. 2000	4th Qtr. 2000

Trust and investment fee revenue growth	2%	(2	)%(b)
Total fee revenue growth	4%	1	%(b)

(a)	Excludes the effect of acquisitions and the expiration of the long-term mutual fund administration contract with a third party.

(b)	Unannualized.

Investment management fee revenue

	Quarter ended

	March 31,	Dec. 31,	March 31,
(in millions)	2001	2000	2000

Managed mutual funds (a):
Equity funds	$76	$84	$83
Money market funds	52	48	44
Bond and fixed-income funds	38	31	31
Nonproprietary	8	9	8

Total managed mutual funds	174	172	166
Institutional	80	95	82
Private clients	80	81	76

Total investment management fee revenue	$334	$348	$324

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $7 million, $7 million and $9 million at March 31, 2001, Dec. 31, 2000, and March 31, 2000, respectively.

Investment management fee revenue increased $10 million, or 3%, in the first quarter of 2001, compared with the first quarter of 2000, and decreased $14 million, or 4% unannualized, in the first quarter of 2001, compared with the fourth quarter of 2000. The increase in the first quarter of 2001 compared to the first quarter of 2000 primarily resulted from an $8 million, or 5%, increase in mutual fund management revenue and a $4 million, or 5%, increase in private client asset management revenue. The decrease in institutional asset management revenue compared with the fourth quarter of 2000 reflects a lower level of performance fees, which are primarily recorded in the fourth quarter of each year. These fees are earned by investment managers as the investment performance of their products exceeds various benchmarks.

Mutual fund management fees are based upon the average net assets of each fund. The average assets of proprietary mutual funds managed in the first quarter of 2001 were $150 billion, up $13 billion, or 9%, from $137 billion in the first quarter of 2000, and up $5 billion, or 3% unannualized, from $145 billion in the fourth quarter of 2000. The increase compared with the first quarter of 2000 resulted primarily from

Noninterest revenue (continued)

increases in average net assets of institutional taxable money market funds, offset in part by lower average net assets of equity funds. Proprietary equity funds averaged $51 billion in the first quarter of 2001, a decrease of $4 billion, or 7%, compared with $55 billion in the first quarter of 2000, and a decrease of $5 billion, or 8% unannualized, compared with $56 billion in the fourth quarter of 2000.

As shown in the table below, the market value of assets under management was $520 billion at March 31, 2001, a $10 billion, or 2% unannualized, decrease from $530 billion at Dec. 31, 2000, and a $9 billion, or 2%, increase from $511 billion at March 31, 2000. The decrease at March 31, 2001, compared to Dec. 31, 2000, was primarily due to a decline in the equity markets in the first quarter of 2001 partially offset by net new business. The equity markets at March 31, 2001, as measured by the Standard and Poor’s 500 Index, decreased 12.1% compared with Dec. 31, 2000, and decreased 22.6% compared with March 31, 2000, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 1.7% at March 31, 2001, compared to Dec. 31, 2000, and increased 13.2% compared to March 31, 2000. At March 31, 2001, the market values of assets managed by the Corporation were comprised as follows: approximately 40% equities; approximately 15% fixed income; approximately 25% money market; approximately 10% overlay and global fixed-income products; and approximately 10% securities lending cash collateral.

Market value of assets under management at period end
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in billions)	2001	2000	2000	2000	2000

Mutual funds managed:
Equity funds	$47	$54	$60	$59	$59
Money market funds	81	68	64	58	60
Bond and fixed-income funds	22	21	21	21	21
Nonproprietary	23	31	32	31	31

Total mutual funds managed	173	174	177	169	171
Institutional (a)	298	302	309	298	286
Private clients	49	54	54	54	54

Total market value of assets under management	$520	$530	$540	$521	$511

S&P 500 Index at period end	1,160	1,320	1,437	1,455	1,499

(a)	Includes assets managed at Pareto Partners of $28 billion at March 31, 2001, $29 billion at Dec. 31, 2000, $29 billion at Sept. 30, 2000, $30 billion at June 30, 2000, and $32 billion at March 31, 2000. The Corporation has a 30% equity interest in Pareto Partners.

At March 31, 2001, the combined market values of $23 billion of nonproprietary mutual funds and $298 billion of institutional assets managed, by asset type, were as follows: equities, $102 billion; balanced, $37 billion; fixed income, $46 billion; money market, $89 billion; and $47 billion in overlay and global fixed-income products, primarily at Pareto Partners, for a total of $321 billion.

Noninterest revenue (continued)

  Administration and custody fee revenue

	Quarter ended

	March 31,	Dec. 31,	March 31,
(in millions)	2001	2000	2000

Institutional trust	$183	$134	$121
Mutual funds	16	20	48
Private clients	6	8	4

Total administration and custody fee revenue	$205	$162	$173

As shown in the table above, administration and custody fee revenue increased $32 million, or 19%, in the first quarter of 2001 compared with the first quarter of 2000 and increased $43 million, or 27% unannualized, in the first quarter of 2001, compared with the fourth quarter of 2000. The increase compared with the first quarter of 2000 was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services and by the May 2000 expiration of the long-term mutual fund administration contract with a third party. Excluding these factors, administration and custody fee revenue increased 3% compared to the first quarter of 2000. The results of Mellon Investor Services had been accounted for under the equity method of accounting prior to the acquisition, with the net results recorded as institutional trust and custody revenue. Following the acquisition, the gross fee revenue from this business is primarily included in institutional trust and custody revenue. Mellon Investor Services generated approximately $59 million of gross fee revenue in the first quarter of 2001. Fees from the long-term mutual fund administration contract totaled $24 million pre-tax, or approximately $.03 per common share, in the first quarter of 2000.

Administration and custody fee revenue increased 3% in the first quarter of 2001 compared to the fourth quarter of 2000, excluding the full quarter impact of the December 2000 acquisition of Mellon Investor Services. This increase was primarily due to higher securities lending revenue.

The results of joint ventures are accounted for under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. The table below shows institutional trust and custody fee revenue, including the gross revenue generated by the Corporation’s joint ventures that provide such services. Including the institutional trust and custody gross revenue generated by joint ventures, institutional trust and custody revenue decreased $5 million, or 2%, compared with the first quarter of 2000, and increased $11 million, or 5%, compared with the fourth quarter of 2000.

	Quarter ended

Institutional trust and custody fee revenue	March 31,	Dec. 31,	March 31,
(in millions)	2001	2000	2000

Total institutional trust and custody fee revenue — as reported	$183	$134	$121
Adjustment to reflect joint venture revenue	42	80	109

Adjusted institutional trust and custody fee revenue	$225	$214	$230

The market value of assets under administration or custody, shown in the table on the following page, was $2,251 billion at March 31, 2001, a decrease of $16 billion, or 1% unannualized, compared with $2,267 billion at Dec. 31, 2000, and a decrease of $10 billion, or less than 1%, compared with $2,261 billion at March 31, 2000, reflecting the decrease in the Standard and Poor’s 500 Index.

Noninterest revenue (continued)

Market value of assets under administration or custody at period end
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in billions)	2001	2000	2000	2000	2000

Institutional trust (a)(b)	$2,108	$2,118	$2,153	$2,122	$2,131
Mutual funds	112	116	111	100	93
Private clients	31	33	34	35	37

Total market value of assets under administration or custody	$2,251	$2,267	$2,298	$2,257	$2,261
S&P 500 Index at period end	1,160	1,320	1,437	1,455	1,499

(a)	Includes $300 billion of assets at March 31, 2001; $323 billion of assets at Dec. 31, 2000; $330 billion of assets at Sept. 30, 2000; $320 billion of assets at June 30, 2000; and $325 billion of assets at March 31, 2000, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce.
(b)	Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, included in the table above, were $103 billion at March 31, 2001; $95 billion at Dec. 31, 2000; $84 billion at Sept. 30, 2000; $64 billion at June 30, 2000; and $60 billion at March 31, 2000.

Benefits consulting

Benefits consulting fees generated by Buck Consultants increased $10 million, or 19%, in the first quarter of 2001 compared with the first quarter of 2000, and increased $1 million, or 2% unannualized, compared with the fourth quarter of 2000. The increase compared with the first quarter of 2000 primarily reflects increased project activity and revenue from existing clients.

Brokerage fees

The $9 million, or 37%, decrease in brokerage fees in the first quarter of 2001 compared to the prior-year period primarily resulted from lower trading volumes in the volatile equities markets. Brokerage fees remained unchanged in the first quarter of 2001 compared to the fourth quarter of 2000. Dreyfus Brokerage Services, Inc. averaged approximately 10,100 trades per day in the first quarter of 2001, compared with approximately 11,000 trades per day in the fourth quarter of 2000 and approximately 16,500 trades per day in the first quarter of 2000.

Cash management fees and deposit transaction charges

Cash management fees and deposit transaction charges increased $9 million, or 11%, in the first quarter of 2001 compared with the prior-year period, and decreased $3 million, or 4%, compared with the fourth quarter of 2000. The increase in the first quarter of 2001 compared with the first quarter of 2000 primarily resulted from higher volumes of cash management business, particularly in electronic services. Cash management fees do not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on the compensating balances are recognized in net interest revenue. The decrease compared with the fourth quarter of 2000 primarily resulted from a lower level of deposit transaction charges.

Noninterest revenue (continued)

Foreign currency and securities trading revenue

Foreign currency and securities trading revenue increased by 6% to a record $55 million in the first quarter of 2001, compared with the prior-year period, primarily due to higher securities trading revenue and increased by $12 million, or 27%, compared with the fourth quarter of 2000, primarily due to higher foreign exchange revenue.

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $76 million in the first quarter of 2001, compared with $63 million in the fourth quarter of 2000 and $75 million in the first quarter of 2000. Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; loan securitization revenue; gains or losses on loan securitizations and sales; and gains or losses on lease residuals, increased $28 million in the first quarter of 2001 compared with the first quarter of 2000, primarily due to a gain on a home equity loan securitization. Equity investment revenue, which includes realized and unrealized gains and losses on venture capital investments, decreased $27 million in the first quarter of 2001, compared with the first quarter of 2000, primarily due to lower levels of realized gains.

Other revenue

Other revenue increased $4 million in the first quarter of 2001 compared with the first quarter of 2000, due in part to higher gains on the sale of assets.

Fee and other revenue including gross joint venture fee revenue

As previously discussed, the Corporation accounts for its interests in joint ventures under the equity method of accounting, with net results recorded primarily as trust and investment fee revenue. The gross joint venture fee revenue is not included in the reported fee revenue. Approximately half of the trust and investment gross joint venture fee revenue for the first quarter of 2000 presented in the table below is attributable to Mellon Investor Services. Following the December 2000 acquisition of the remaining 50% interest in the joint venture, this gross revenue began to be included in reported fee revenue. The table below presents the components of total fee and other revenue, including gross joint venture fee revenue.

	Quarter ended

	March 31,	Dec. 31,		March 31,
(in millions)	2001	2000		2000

Trust and investment fee revenue	$688	$690		$713
Foreign currency and securities trading revenue	62	48		58
Non-impacted components of fee and other revenue	183	172		169

Total fee and other revenue including gross joint venture fee revenue	933	910		940

Less: Trust and investment gross joint venture fee revenue	(67)	(99	)(a)	(135)
Foreign currency and securities trading gross joint venture fee revenue	(7)	(5)		(7)

Total gross joint venture fee revenue (b)	(74)	(104)		(142)

Total fee and other revenue as reported	$859	$806		$798

(a)	The fourth quarter 2000 amount includes two months of gross revenue from Mellon Investor Services, as the Corporation purchased the remaining 50% interest in this joint venture on Dec. 1, 2000.
(b)	The gross joint venture fee revenue presented above is shown net of the equity income earned from the joint ventures.

Noninterest revenue (continued)

First quarter 2001 compared with fourth quarter 2000

Excluding the full-quarter impact of the acquisition of the remaining 50% interest in Mellon Investor Services, fee revenue increased 1% unannualized in the first quarter of 2001 compared with the fourth quarter of 2000, primarily resulting from higher foreign currency and securities trading revenue, and higher financing-related and equity investment revenue.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the first quarter of 2001 totaled $327 million, compared with $331 million in the first quarter of 2000 and $335 million in the fourth quarter of 2000. The net interest margin was 3.52% in the first quarter of 2001, down 2 basis points compared with 3.54% in the first quarter of 2000 and down 10 basis points compared with 3.62% in the fourth quarter of 2000. The $4 million, or 1%, decrease in net interest revenue compared with the first quarter of 2000, primarily reflected higher funding costs related to the repurchase of common stock. Average interest-earning assets increased $228 million as a $3.4 billion decrease in average loans was offset by a $2.6 billion increase in average securities and a $995 million increase in average money market investments. The increase in average securities and money market investments was due in large part to the short term investment of funds resulting from customer driven liquidity in excess of typical levels, during both the first quarter of 2001 and the fourth quarter of 2000. The decrease in loans primarily reflected a lower level of consumer and wholesale loans.

First quarter 2001 compared with the fourth quarter of 2000

Net interest revenue on a fully taxable equivalent basis in the first quarter of 2001 decreased $8 million, or 2% unannualized, compared with the fourth quarter of 2000. This decrease resulted in part from higher funding costs related to the repurchase of common stock as well as a lower yielding asset mix discussed above, and two fewer days in the first quarter of 2001 compared to the fourth quarter of 2000.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/ RATES

		Quarter ended

		March 31, 2001
		Average	Average
(dollar amounts in millions)		balance	yields/rates

Assets	Interest-earning assets:
	Interest-bearing deposits with banks	$1,441	5.41%
	Federal funds sold and securities under resale agreements	1,060	6.02
	Other money market investments	207	4.98
	Trading account securities	363	5.66
	Securities:
	U.S. Treasury and agency securities (a)	8,394	6.40
	Obligations of states and political subdivisions (a)	200	6.77
	Other (a)	73	8.29
	Loans, net of unearned discount (a)	25,847	7.97

	Total interest-earning assets	37,585	7.42
	Cash and due from banks	3,111
	Premises and equipment	714
	Customers’ acceptance liability	38
	Net acquired property	19
	Other assets (a)	7,087
	Reserve for credit losses	(398)

	Total assets	$48,156

Liabilities	Interest-bearing liabilities:
and shareholders’	Deposits in domestic offices:
equity	Demand	$352	4.87%
	Money market and other savings accounts	12,517	3.00
	Retail savings certificates	6,230	5.35
	Other time deposits	1,739	4.69
	Deposits in foreign offices	3,517	4.68

	Total interest-bearing deposits	24,355	3.99
	Federal funds purchased and securities under repurchase agreements	2,137	5.41
	Short-term bank notes	—
	U.S. Treasury tax and loan demand notes	350	5.51
	Term federal funds purchased	38	5.74
	Commercial paper	247	5.59
	Other funds borrowed	467	5.14
	Notes and debentures (with original maturities over one year)	3,577	6.67
	Trust-preferred securities	989	8.05

	Total interest-bearing liabilities	32,160	4.56
	Total noninterest-bearing deposits	9,246
	Acceptances outstanding	38
	Other liabilities (a)	2,747

	Total liabilities	44,191
	Shareholders’ equity (a)	3,965

	Total liabilities and shareholders’ equity	$48,156

Rates	Yield on total interest-earning assets		7.42%
	Cost of funds supporting interest-earning assets		3.90

	Net interest income/margin:
	Taxable equivalent basis		3.52%
	Without taxable equivalent increments		3.50

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Quarter ended

Dec. 31, 2000		Sept. 30, 2000		June 30, 2000		March 31, 2000
Average	Average	Average	Average	Average	Average	Average	Average
balance	yields/rates	balance	yields/rates	balance	yields/rates	balance	yields/rates

$1,171	5.95%	$1,220	5.47%	$1,065	5.68%	$757	5.58%
1,214	6.61	691	6.84	1,062	6.34	888	5.94
107	6.05	98	5.05	92	4.80	68	5.30
453	4.77	322	6.54	214	7.21	248	6.56
6,716	6.52	6,112	6.52	6,117	6.62	6,145	6.52
175	6.44	148	6.25	139	6.17	131	6.15
80	9.12	77	9.70	93	6.32	101	8.61
26,857	8.28	27,430	8.36	27,943	8.13	29,280	7.78

36,773	7.77	36,098	7.89	36,725	7.73	37,618	7.47
2,979		3,075		3,493		2,982
638		586		572		566
44		81		86		122
18		19		21		16
6,789		6,770		6,709		6,513
(403)		(405)		(405)		(407)

$46,838		$46,224		$47,201		$47,410

$364	4.93%	$376	5.42%	$480	4.68%	$506	4.29%
12,445	3.39	12,608	3.44	12,577	3.31	12,569	3.23
6,476	5.43	6,510	5.25	6,640	5.06	6,545	4.86
1,481	5.41	870	5.72	1,140	5.60	927	5.50
3,102	5.27	2,988	4.91	2,916	4.94	3,051	4.61

23,868	4.34	23,352	4.25	23,753	4.14	23,598	3.97
1,794	6.42	1,662	6.47	1,621	6.16	1,705	5.45
—		196	6.77	453	6.37	903	6.05
334	6.08	365	6.38	301	6.26	450	5.39
23	6.54	16	6.62	140	6.26	347	5.97
105	6.48	116	6.45	189	6.40	98	5.93
424	5.74	507	6.21	524	7.69	491	6.79
3,529	6.91	3,532	6.92	3,395	6.76	3,453	6.74
992	7.88	991	7.88	991	7.97	991	7.97

31,069	4.91	30,737	4.88	31,367	4.78	32,036	4.62
8,894		8,762		9,009		8,622
44		81		86		122
2,745		2,643		2,801		2,592

42,752		42,223		43,263		43,372
4,086		4,001		3,938		4,038

$46,838		$46,224		$47,201		$47,410

	7.77%		7.89%		7.73%		7.47%
	4.15		4.15		4.08		3.93

	3.62%		3.74%		3.65%		3.54%
	3.60		3.71		3.62		3.51

Operating expense

	Quarter ended

	March 31,	Dec. 31,	March 31,
(dollar amounts in millions)	2001	2000	2000

Staff expense	$426	$409	$397
Professional, legal and other purchased services	80	72	67
Net occupancy expense	68	62	64
Equipment expense	43	40	37
Business development	33	35	37
Amortization of goodwill	30	28	29
Amortization of other intangible assets	3	4	8
Communications expense	23	20	24
Net revenue from acquired property	—	—	(1)
Other expense	49	54	56

Total operating expense	$755	$724	$718

Efficiency ratio (a)	63%	63%	63%
Efficiency ratio excluding amortization of goodwill	61%	60%	61%

Average full-time equivalent staff	26,800	25,300	25,400

(a)	Operating expense before net revenue from acquired property, as a percentage of revenue, computed on a taxable equivalent basis, excluding gains on the sales of securities.

Operating expense totaled $755 million in the first quarter of 2001, an increase of $37 million compared with the first quarter of 2000, primarily resulting from the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Excluding the effect of acquisitions, operating expense decreased 2% compared with the first quarter of 2000, due in part to lower incentive and advertising expense. The increase in the average full-time equivalent staff in the first quarter of 2001 compared to the fourth quarter of 2000, was primarily due to the acquisition of the remaining 50% interest in Mellon Investor Services.

	1st Qtr. 2001	1st Qtr. 2001
	over	over
Operating expense growth	1st Qtr. 2000	4th Qtr. 2000

Operating expense growth (a)	(2)%	—% (b)

(a)	Excludes the impact of acquisitions and before the net revenue from acquired property.

(b)	Unannualized.

First quarter 2001 compared with fourth quarter 2000

Excluding the effect of acquisitions, operating expense was substantially unchanged during the first quarter of 2001 compared with the fourth quarter of 2000.

Income taxes

The provision for income taxes totaled $149 million in the first quarter of 2001 compared with $145 million in the first quarter of 2000. The Corporation’s effective tax rate for the first quarter of 2001 was 36%, compared with 36.5% in the first quarter of 2000. It is currently anticipated that the effective tax rate will be approximately the same for the remainder of 2001.

Asset/liability management

	Quarter ended

	March 31,	Dec. 31,	March 31,
(average balances in millions)	2001	2000	2000

Assets:
Money market investments	$2,708	$2,492	$1,713
Trading account securities	363	453	248
Securities	8,709	6,873	6,155
Loans	25,847	26,857	29,283

Total interest-earning assets	37,627	36,675	37,399
Noninterest-earning assets	10,969	10,469	10,213
Reserve for credit losses	(398)	(403)	(407)

Total assets	$48,198	$46,741	$47,205

Funds supporting total assets:
Core funds	$38,372	$38,353	$38,171
Wholesale and purchased funds	9,826	8,388	9,034

Funds supporting total assets	$48,198	$46,741	$47,205

The Corporation’s average interest-earning assets increased $228 million in the first quarter of 2001, compared with the first quarter of 2000, as a $3.4 billion decrease in average loans was offset by a $2.6 million increase in average securities and a $995 million increase in average money market investments. The increase in average securities and money market investments was due in large part to the short term investment of funds resulting from customer driven liquidity in excess of typical levels, during both the first quarter of 2001 and the fourth quarter of 2000. The decrease in loans primarily reflected a lower level of consumer and wholesale loans.

Core funds, which are considered to be the most stable sources of funding, are defined principally as individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $2.7 billion in the first quarter of 2001 from the prior-year period, reflecting the lower level of loans. Core funds averaged 105% of core assets in the first quarter of 2001, compared with 104% in the fourth quarter of 2000 and 98% in the first quarter of 2000.

Wholesale and purchased funds are defined as deposits in foreign offices, federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, and other funds borrowed. Wholesale and purchased funds increased $792 million in the first quarter of 2001 from the prior-year period, primarily due to increases in other time deposits and foreign office deposits, partially offset by a decrease in short-term bank notes. As a percentage of total average assets, average wholesale and purchased funds were 20% in the first quarter of 2001, compared with 18% in the fourth quarter of 2000, and 19% in the first quarter of 2000.

Composition of loan portfolio

The loan portfolio at March 31, 2001, decreased $1.019 billion and $2.935 billion compared with Dec. 31, 2000, and March 31, 2000, respectively. The decrease from Dec. 31, 2000, primarily resulted from a lower level of consumer mortgages. The decrease from March 31, 2000, reflects a lower level of consumer mortgages and commercial wholesale loans. At March 31, 2001, the composition of the loan portfolio was 65% commercial and 35% consumer.

Composition of loan portfolio	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Domestic loans:
Commercial and financial	$9,120	$9,202	$9,748	$9,912
Commercial real estate	3,207	3,118	2,967	2,753

Consumer credit:
Consumer mortgage	5,051	5,929	6,155	6,920
Other consumer credit	3,939	3,912	4,575	4,471

Total consumer credit	8,990	9,841	10,730	11,391
Lease finance assets	2,927	3,033	2,923	3,023

Total domestic loans	24,244	25,194	26,368	27,079
International loans	1,106	1,175	1,053	1,206

Total loans, net of unearned discount	$25,350	$26,369	$27,421	$28,285

Commercial and financial

At March 31, 2001, total domestic commercial and financial loans decreased by $82 million, or 1%, compared with Dec. 31, 2000, and by $792 million, or 8%, compared with March 31, 2000, primarily as a result of a lower level of wholesale lending and small business banking. Commercial and financial loans represented 36% of the total loan portfolio at March 31, 2001, compared with 35% at both Dec. 31, 2000, and March 31, 2000.

As discussed in “Significant financial events” on page 5, the Corporation is conducting a strategic business review of Mellon Business Credit, which provides asset-based lending products. At March 31, 2001, asset-based loans totaled approximately $840 million.

Commercial real estate

Distribution of domestic commercial real estate loans	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Commercial mortgage and construction loans	$2,203	$2,156	$2,024	$1,845
Owner-occupied and other loans (a)	1,004	962	943	908

Total domestic commercial real estate loans	$3,207	$3,118	$2,967	$2,753

(a)	Owner-occupied and other loans are loans that are secured by real estate, but the commercial property is not being relied upon as the primary source of repayment.

At March 31, 2001, domestic commercial real estate loans increased by $89 million, or 3%, compared with Dec. 31, 2000, and by $454 million, or 16%, compared with March 31, 2000. Domestic commercial real estate loans represented 13% of total loans at March 31, 2001, up from 12% at Dec. 31, 2000, and 10% at March 31, 2000.

Composition of loan portfolio (continued)

Consumer mortgage

Distribution of domestic consumer mortgage loans	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Jumbo residential mortgages	$2,759	$2,808	$2,885	$3,539
One-to four-family residential mortgage portfolio	528	601	691	607
Fixed-term home equity loans	1,552	1,605	1,656	1,800
Home equity revolving credit line loans	212	915	923	974

Total domestic consumer mortgage loans	$5,051	$5,929	$6,155	$6,920

At March 31, 2001, the domestic consumer mortgage portfolio totaled $5.051 billion, a $878 million, or 15%, decrease from Dec. 31, 2000, and an $1.869 billion, or 27%, decrease from March 31, 2000. The decrease from Dec. 31, 2000, primarily resulted from a lower level of home equity revolving credit lines following a $680 million loan securitization in the first quarter of 2001. The decrease from March 31, 2000, also resulted from lower levels of jumbo residential mortgages. In the second quarter of 2000, the Corporation began to realign its jumbo residential mortgage origination business to focus primarily on existing private client relationships. As a result of this realignment, the level of jumbo residential mortgages will be reduced over time through prepayments, possible sales or securitizations, and a lower level of originations. Domestic consumer mortgages represented 20% of the total loan portfolio at March 31, 2001, 22% at Dec. 31, 2000, and 24% at March 31, 2000.

Other consumer credit

Other consumer credit, which principally consists of student loans, installment loans, unsecured personal credit lines and margin loans, was $3.939 billion at March 31, 2001, an increase of $27 million, or 1%, from Dec. 31, 2000, and a decrease of $532 million, or 12%, from March 31, 2000. The decrease compared to March 31, 2000, was primarily due to lower levels of secured margin loans at Dreyfus Brokerage Services, Inc. Other consumer credit loans are both secured and unsecured and, in the case of student loans, are government guaranteed. Student loans totaled $1.758 billion, or 45% of this portfolio, at March 31, 2001, compared with $1.754 billion, or 45%, at Dec. 31, 2000, and $1.777 billion, or 40%, at March 31, 2000.

Lease finance assets

Lease finance assets totaled $2.927 billion at March 31, 2001, a decrease of $106 million, or 3%, compared with Dec. 31, 2000, and a decrease of $96 million, or 3%, compared with March 31, 2000. The decrease from both periods was primarily due to a lower level of assets in the middle market leasing sector. Lease finance assets represented 12% of the total loan portfolio at March 31, 2001, compared with 12% at Dec. 31, 2000, and 11% at March 31, 2000.

As discussed in “Significant financial events” on page 5, the Corporation is conducting a strategic business review of the Mellon Leasing Corporation businesses that serve mid-to-large corporations and vendors of small ticket equipment. At March 31, 2001, leases in these businesses totaled approximately $2.3 billion. In addition, the large ticket leasing business will be significantly downsized through repayments, possible sales and no new originations.

Composition of loan portfolio (continued)

International loans

Loans to international borrowers totaled $1.106 billion at March 31, 2001, down $69 million, or 6%, from Dec. 31, 2000, and down $100 million, or 8%, from March 31, 2000, primarily due to decreased activity with large corporate customers and foreign banks. International loans represented 4% of the total loan portfolio at March 31, 2001, Dec. 31, 2000, and March 31, 2000.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Commitments to extend credit:
Expire within one year	$17,831	$18,879	$19,041	$18,299
Expire within one to five years	12,170	12,841	13,631	15,774
Expire over five years	549	526	619	853

Total	30,550	32,246	33,291	34,926
Standby letters of credit and foreign and other guarantees (b)	4,975	4,698	4,604	5,098
Commercial letters of credit (c)	62	68	88	77
Custodian securities lent with indemnification against broker default of return of securities	46,810	41,917	40,359	41,391

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 82 through 84 of the 2000 Financial Annual Report to Shareholders.

(b)	Net of participations and cash collateral totaling $346 million, $362 million, $391 million and $467 million, respectively.

(c)	Net of participations and collateral totaling $12 million, $7 million, $11 million and $22 million, respectively.

Commitments to extend credit expiring over one year decreased $3.908 billion, or 24%, at March 31, 2001, compared with March 31, 2000, and decreased $648 million, or 5%, compared with Dec. 31, 2000.

Capital

Selected capital data	March 31,	Dec. 31,	Sept. 30,	March 31,
(dollar amounts in millions, except per share amounts)	2001	2000	2000	2000

Total shareholders’ equity	$3,878	$4,152	$4,032	$3,851
Total shareholders’ equity to assets ratio	8.38%	8.24%	8.89%	8.13%

Tangible shareholders’ equity (a)	$2,286	$2,535	$2,425	$2,190
Tangible shareholders’ equity to assets ratio (b)	5.13%	5.21%	5.56%	4.80%

Tier I capital ratio (c)	6.71%	7.23%	7.21%	6.49%
Total (Tier I plus Tier II) capital ratio (c)	10.97%	11.74%	11.72%	10.61%
Leverage capital ratio (c)	6.26%	7.11%	7.18%	6.61%
Total Tier I capital	$2,903	$3,200	$3,188	$3,012
Total (Tier I plus Tier II) capital	$4,746	$5,194	$5,182	$4,919
Total risk-adjusted assets	$43,261	$44,247	$44,207	$46,382
Average assets — leverage capital basis	$46,380	$44,996	$44,425	$45,583

Book value per common share	$8.13	$8.53	$8.26	$7.84
Tangible book value per common share	$4.79	$5.21	$4.97	$4.46

Closing common stock price	$40.52	$49.19	$46.38	$29.50
Market capitalization	$19,336	$23,941	$22,631	$14,491
Common shares outstanding (000)	477,204	486,739	487,990	491,210

(a)	Includes $87 million, $89 million, $81 million and $74 million, respectively, of minority interest, primarily related to Newton. In addition, includes $329 million, $334 million, $313 million and $323 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.

(b)	Shareholders’ equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions. The amount of goodwill and other intangibles subtracted from shareholders’ equity and total assets is net of any tax benefit.

(c)	The required minimum Tier I, Total and Leverage capital ratios for a bank holding company are 4%, 8% and 3%, respectively.

The Corporation’s capital ratios compared with Dec. 31, 2000, reflect the effect of common stock repurchases partially offset by earnings retention and lower asset levels. The increase in the Corporation’s capital ratios compared with March 31, 2000, reflects lower asset levels as well as a lower risk-weighted mix of assets.

During the first quarter of 2001, approximately 11.4 million shares of common stock were repurchased. Common shares outstanding at March 31, 2001, were 8.9% lower than at Dec. 31, 1998, reflecting a 46.6 million share reduction, net of shares reissued primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $2.3 billion, at an average share price of $37.16 per share. There are an additional 7.2 million shares available for repurchase under the current 25 million share repurchase program authorized by the board of directors in May 2000. Common shares outstanding at March 31, 2001, were 19% lower than at Dec. 31, 1994.

Common shares outstanding	First Quarter		Full Year
(in millions)	2001		2000

Beginning shares outstanding	486.7		500.6
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.9		7.2
Shares repurchased	(11.4	)(a)	(21.1	)(b)

Ending shares outstanding	477.2		486.7

(a)	Purchase price of $528 million for an average share price of $46.24 per share.

(b)	Purchase price of $737 million for an average share price of $34.87 per share.

Capital (continued)

Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation’s banking subsidiaries qualified as well capitalized at March 31, 2001. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation’s banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

In January 2001, the banking regulators proposed new regulatory capital requirements for banks, bank holding companies and financial holding companies holding equity investments in nonfinancial companies and/or holding equity investments made under the new merchant banking authority granted by the Gramm-Leach-Bliley Act. In general, the proposed rules will require that certain percentages, ranging from 8% to 25%, of an institution’s equity investments be deducted from Tier I capital. The capital charges increase in steps as the level of an institution’s overall exposure to equity investment activities in nonfinancial companies increases relative to the institution’s level of Tier I capital. The rules, as currently proposed, would have an immaterial impact on the Corporation’s regulatory capital ratios.

Acquisition-related intangibles

Acquisition-related intangibles	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Goodwill	$1,971	$1,993	$1,951	$2,002
Purchased core deposit and other identified intangibles	37	47	50	56

Total acquisition-related intangibles	$2,008 (a)	$2,040	$2,001	$2,058

(a)	At March 31, 2001, $918 million is tax deductible and $1.090 billion is non-tax deductible.

The $50 million decrease in acquisition-related intangibles from March 31, 2000, primarily resulted from recording amortization expense of $130 million partially offset by the effect of acquisitions, most notably the fourth quarter 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Based upon the current level of acquisition-related intangibles and the amortization schedule, the annual amortization for the years 2001 through 2006 is expected to be approximately $129 million, $124 million, $120 million, $119 million, $116 million and $116 million, respectively. For the full-year 2001, using common shares and equivalents outstanding at March 31, 2001, the after-tax impact of the annual amortization is expected to be approximately $110 million, or approximately $.22 per share, of which approximately $.20 per share relates to the amortization of goodwill. The after-tax impact of the annual amortization for the years 2002 through 2006 is expected to be approximately $104 million, $101 million, $100 million, $97 million and $97 million, respectively, all of which except for approximately $5 million per year relates to the amortization of goodwill.

The Financial Accounting Standards Board has issued an exposure draft on business combinations that would, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but would be subject to impairment testing. Excluding the after-tax impact of the amortization of goodwill, diluted earnings per common share would have been $.05 per share higher in the first quarter of 2001, and $.05 per share higher in the first quarter of 2000.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with approximately three months remaining until maturity.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $633 million during the first quarter of 2001 to $2.873 billion. The decrease resulted from $4.481 billion of net cash used in financing activities, partially offset by $3.737 billion of net cash provided by investing activities and $81 million of net cash provided by operating activities. Net cash used in financing activities primarily reflected decreases in customer deposits, and the repurchase of common stock. Net cash provided by investing activities primarily reflected lower levels of federal funds sold, securities available for sale and loans.

Contractual maturities of the Corporation’s long-term debt totaled $5 million during the first quarter of 2001. Contractual maturities of long-term debt will total approximately $200 million in the remainder of 2001, all of which is related to parent term debt. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table below. Mellon Bank, N.A. currently has double-A long-term deposit ratings from all major credit rating agencies.

Senior and subordinated debt ratings
at March 31, 2001	Standard & Poor’s		Moody’s	Fitch

Mellon Financial Corporation:
Issuer rating	—		A1	—
Senior debt	A	+	A1	AA	–
Subordinated debt	A		A2	A	+

Mellon Bank, N.A.:
Long-term deposits	AA	–	Aa3	AA
Subordinated debt	A	+	A1	A	+

The Corporation paid $106 million in common stock dividends in the first quarter of 2001, compared with $100 million in the prior-year period. The common dividend payout ratio was 40% in both the first quarter of 2001 and the first quarter of 2000. Based upon shares outstanding at March 31, 2001, and the new quarterly common dividend rate of $.24 per share, announced April 17, 2001, the annualized common stock dividend cash requirement is expected to be approximately $460 million.

Liquidity and dividends (continued)

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation’s 2000 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2001, of approximately $305 million, less any dividends declared and plus or minus net profits or losses, as defined, between April 1, 2001, and the date of any such dividend declaration.

Interest rate sensitivity analysis

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation’s assets, liabilities and derivative instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation’s long-term interest rate exposure is evaluated. These analyses provide an understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers a certain degree of choice. For instance, customers may migrate from lower-interest deposit products to higher-interest products. Also, customers may choose to refinance fixed-rate loans when interest rates decrease. While the Corporation’s simulation analysis considers these factors, the extent to which customers utilize the ability to exercise their financial decisions may cause actual results to differ significantly from the simulation. Guidelines used by the Corporation for assuming interest rate risk are presented in the “Interest rate sensitivity analysis” section on page 32 of the Corporation’s 2000 Financial Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on-and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets; U.S. government and federal agency securities; municipal securities; mortgage-backed securities; corporate bonds; asset-backed securities; fixed-rate wholesale term funding; and interest rate swaps. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on equity. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2001, assuming that the level of loan fees remains unchanged, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the March 31, 2001, levels and remaining at those levels thereafter.

Interest rate sensitivity analysis (continued)

Interest rate simulation sensitivity analysis

	Movements in interest rates from March 31, 2001 rates

	Increase						Decrease

Simulated impact in the next 12 months	+50bp		+100bp		+200bp		-50bp		-100bp		-200bp
compared with March 31, 2001:
Net interest revenue (decrease) increase	(.1)%		(.2)%		(.6)%		—%		(.2)%		(1.5)%
Earnings per share (decrease) increase	$—		$—		$(.01)		$—		$—		$(.02)
Return on equity (decrease) increase	(2	)bp	(5	)bp	(12	)bp	1	bp	(4	)bp	(30	)bp

The anticipated impact on net interest revenue and portfolio equity under the 50, 100 and 200 basis point increase (decrease) scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk under all scenarios at both March 31, 2001, and March 31, 2000. The simulation analysis reflects the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with derivative instruments

By policy, the Corporation will not enter into any new derivative contracts that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps—including callable and basis swaps — caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that reasonably ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using derivative instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher return on assets and net interest margin, but with a comparable level of net interest revenue and return on equity. Use of derivative instruments for speculative purposes is not permitted outside of those areas designated as trading and is controlled with specific authorizations and limits. The derivative instruments used to manage the Corporation’s interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 23 on pages 82 through 88 in the Corporation’s 2000 Financial Annual Report to Shareholders.

Interest rates sensitivity analysis (continued)

Maturities of derivative instruments used to manage interest rate risk

							Total at
							March 31,
(notional amounts in millions)	2001	2002	2003	2004	2005	2006+	2001

Receive fixed/pay floating generic swaps (a):
Notional amount	$71	$—	$500	$200	$550	$600	$1,921

Weighted average rate:
Receive	7.46%	—	6.77%	6.00%	6.76%	6.46%	6.62%
Pay	5.55%	—	5.72%	5.10%	5.18%	5.21%	5.34%

Receive fixed/pay floating callable swaps (b):
Notional amount	$197	$267	$—	$—	$—	$500	$964

Weighted average rate:
Receive	7.45%	7.80%	—	—	—	7.72%	7.69%
Pay	5.28%	5.41%	—	—	—	5.10%	5.22%

Pay fixed/receive floating generic swaps (a):
Notional amount	$3	$204	$6	$6	$2	$—	$221

Weighted average rate:
Receive	5.21%	5.06%	5.21%	5.21%	5.21%	—	5.07%
Pay	5.15%	6.47%	5.15%	5.15%	5.15%	—	6.37%

Total notional amount	$271	$471	$506	$206	$552	$1,100	$3,106

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.

(b)	Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at March 31, 2001, are shown in this table.

The table below presents the gross notional amounts of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. At March 31, 2001, the notional amount of instruments associated with long-term debt and trust-preferred securities increased significantly with a corresponding decrease in instruments associated with loans, compared with March 31, 2000. The shift is a result of an adjustment of the Corporation’s hedge strategies prior to adoption of the new accounting standards discussed further on pages 46 through 49. The notional amounts shown in the table above and the table below should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

	March 31,	Dec. 31,	March 31,
(in millions)	2001	2000	2000

Instruments associated with long term debt and trust-preferred securities	$2,550	$2,570	$1,320
Instruments associated with deposits	535	592	429
Instruments associated with loans	21	22	1,220

Total notional amount	$3,106	$3,184	$2,969

The Corporation entered into these derivative instruments to alter the natural interest rate risk embedded in its liabilities and assets. The interest received and interest paid are recorded on an accrual basis in the

Interest rates sensitivity analysis (continued)

interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $1 million in the first quarter 2001, compared with interest expense of $3 million in the first quarter of 2000.

The estimated unrealized fair value of the Corporation’s risk management derivative instruments at March 31, 2001, was a positive $120 million, compared to a positive $43 million at Dec. 31, 2000, and a negative $68 million at March 31, 2000. The improvement compared with the prior periods primarily resulted from the decrease in interest rates in the first quarter of 2001. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on-and off-balance-sheet instruments.

Derivative instruments used for risk management purposes (a)

	March 31,	Dec. 31,	March 31,
(notional amounts in millions)	2001	2000	2000

Interest rate risk management instruments (b):
Interest rate swaps	$3,106	$3,184	$2,952
Futures and forward contracts	—	—	17

Other products:
Total return swaps	—	—	164
Interest rate swaps and futures contracts hedging forecasted transactions	—	—	235

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $126 million at March 31, 2001, $44 million at Dec. 31, 2000, and $10 million at March 31, 2000.
(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Derivative instruments used for trading activities

The Corporation offers various derivative instruments to enable customers to meet their financing and investing objectives and to manage their currency, interest rate and equity price risk. Supplying these instruments provides the Corporation with fee revenue. The Corporation also uses such instruments in connection with its proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign currency and securities trading revenue.

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the derivative instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $4 million at March 31, 2001, and approximately $3 million at both Dec. 31, 2000, and March 31, 2000.

Interest rates sensitivity analysis (continued)

Derivative instruments used for trading activities (a)

	March 31,	Dec. 31,	March 31,
(notional amounts in millions)	2001	2000	2000

Foreign currency contracts:
Commitments to purchase	$16,485	$13,511	$15,214
Commitments to sell	16,771	13,751	16,009
Foreign currency and other option contracts purchased	789	494	713
Foreign currency and other option contracts written	788	493	712

Interest rate agreements (b):
Interest rate swaps	11,895	11,116	17,368
Options, caps and floors purchased	1,696	1,265	827
Options, caps and floors written	1,626	1,618	1,605
Futures and forward contracts	11,772	3,530	7,828
Other products	619	812	559

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $880 million at March 31, 2001, $770 million at Dec. 31, 2000, and $650 million at March 31, 2000.
(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Provision for credit losses, reserve for credit losses and review of net credit losses

The reserve for credit losses as a percentage of total loans was 1.54% at March 31, 2001, a 12 basis point increase compared with the prior-year period reflecting a $2.9 billion, or 10%, lower level of loans outstanding.

Reserve for credit losses and review of net credit losses

	Quarter ended

Credit loss reserve activity	March 31,	Dec. 31,		March 31,
(dollar amounts in millions)	2001	2000		2000

Reserve at beginning of period	$393	$400		$403
Net change in reserve from loan securitizations	(1)	(2)		—

Credit losses:

Domestic:
Commercial and financial	(10)	(16)		(19)
Commercial real estate	—	—		—
Consumer credit	(5)	(7	)(a)	(5)
Lease finance assets	(3)	(1)		(2)

Total domestic	(18)	(24)		(26)
International	(1)	—		—

Total credit losses	(19)	(24)		(26)

Recoveries:

Domestic:
Commercial and financial	1	2		1
Commercial real estate	—	1		—
Consumer credit	2	1		2
Lease finance assets	—	—		—

Total domestic	3	4		3
International	—	—		12

Total recoveries	3	4		15

Net credit (losses) recoveries:

Domestic:
Commercial and financial	(9)	(14)		(18)
Commercial real estate	—	1		—
Consumer credit	(3)	(6)		(3)
Lease finance assets	(3)	(1)		(2)

Total domestic	(15)	(20)		(23)
International	(1)	—		12

Total net credit losses	(16)	(20)		(11)

Provision for credit losses	15	15		10

Reserve at end of period	$391	$393		$402

Reserve as a percentage of total loans	1.54%	1.49%		1.42%
Reserve as a percentage of nonperforming loans	135%	156%		213%
Annualized net credit losses to average loans	.24%	.30	%(b)	.15%

(a)	Includes $4 million of credit losses resulting from the adoption at year-end 2000 of new standards for the classification and management of retail credit, published by the banking regulators.

(b)	The ratio of net credit losses to average loans, excluding the credit losses from the adoption of the new regulatory standards, was .24% for the fourth quarter of 2000.

Nonperforming assets

Nonperforming assets is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO), acquired in connection with the collection effort on loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in note 1 in the Corporation’s 2000 Financial Annual Report to Shareholders.

At March 31, 2001, nonperforming assets totaled $310 million, an increase of $39 million compared with Dec. 31, 2000, and an increase of $100 million compared with March 31, 2000. The higher level of nonperforming assets, compared with Dec. 31, 2000, resulted in part from the assignment of nonperforming status to a commercial loan to a borrower in the financial services industry in the first quarter of 2001, as well as from the addition of various other loans, partially offset by principal repayments and credit losses. The higher level of nonperforming assets, compared with March 31, 2000, also resulted from the assignment of nonperforming status to commercial loans totaling $38 million to a borrower in the building materials manufacturing industry, who voluntarily filed for Chapter 11 bankruptcy protection in October 2000 as a result of the financial burden caused by asbestos liability litigation claims.

On April 6, 2001, a California-based electric and natural gas utility company voluntarily filed for Chapter 11 bankruptcy protection as the result of its inability, due to rules governing the industry’s deregulation, to increase rates to levels needed to cover higher costs for power. At March 31, 2001, loans outstanding to the borrower totaled $40 million with an additional $1 million of commercial paper held by the Corporation, neither of which is included in the table on the following page. This borrower met its contractual interest payments through March 31, 2001.

As disclosed previously, the Corporation is conducting a strategic business review of the Mellon Leasing Corporation businesses that serve mid-to-large corporations and vendors of small ticket equipment, along with Mellon Business Credit, which provides asset-based lending products. Nonperforming assets at March 31, 2001, for these businesses totaled $42 million.

Nonperforming assets (continued)

Nonperforming assets	March 31,	Dec. 31,	Sept. 30,	March 31,
(dollar amounts in millions)	2001	2000	2000	2000

Nonaccrual loans:
Commercial and financial	$252	$206	$162	$131
Commercial real estate	5	5	7	6

Consumer credit:
Consumer mortgage	15	23	21	38
Other consumer credit	—	1	—	—
Lease finance assets	19	17	14	13

Total nonaccrual loans	291	252	204	188
Restructured loans	—	—	—	—

Total nonperforming loans (a)	291	252	204	188

Acquired property:
Real estate acquired	13	13	12	14
Reserve for real estate acquired	—	—	—	(1)

Net real estate acquired	13	13	12	13
Other acquired assets	6	6	6	9

Total acquired property	19	19	18	22

Total nonperforming assets	$310	$271	$222	$210

Nonperforming loans as a percentage of respective loan portfolio segments:
Commercial and financial loans	2.46%	1.99%	1.50%	1.33%
Commercial real estate loans	.16	.14	.23	.23
Consumer mortgage loans	.30	.39	.35	.54
Lease finance assets	.66	.56	.46	.43
Total loans	1.15	.95	.74	.67
Nonperforming assets as a percentage of total loans and net acquired property	1.22	1.03	.81	.74

(a)	Includes $128 million, $86 million, $67 million, and $99 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 44%, 34%, 33%, and 52%, respectively, of total nonperforming loans.

Change in nonperforming loans for the quarter ended March 31,

				Lease	Total
	Commercial	Commercial	Consumer	finance
(in millions)	& financial	real estate	credit	assets	2001	2000

Nonperforming loans at beginning of period	$206	$5	$24	$17	$252	$142
Additions	64	1	5	7	77	94
Payments (a)	(8)	(1)	(6)	(1)	(16)	(16)
Return to accrual status	—	—	(6)	(1)	(7)	(4)
Credit losses	(10)	—	(1)	(3)	(14)	(21)
Transfers to acquired property	—	—	(1)	—	(1)	(7)

Nonperforming loans at March 31	$252	$5	$15	$19	$291	$188

(a)	Includes interest applied to principal and sales.

A loan is considered impaired, as defined by FAS No. 114, ‘Accounting by Creditors for Impairment of a Loan,‘ when based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Additional information regarding impairment is presented in note 1 in the Corporation’s 2000 Financial Annual Report to Shareholders.

Nonperforming assets (continued)

	Quarter ended

Impaired loans	March 31,	Dec. 31,	March 31,
(dollar amounts in millions)	2001	2000	2000

Impaired loans — period end (a)	$257	$211	$137
Average impaired loans for the quarter	234	215	105
Interest revenue recognized on impaired loans (b)	1	—	1

(a)	Includes $216 million, $135 million and $88 million of impaired loans with a related impairment reserve of $60 million, $59 million and $6 million at March 31, 2001, Dec. 31, 2000 and March 31, 2000, respectively.

(b)	All income was recognized using the cash basis method of income recognition.

	Quarter ended

Change in acquired property	March 31,	Dec. 31,	March 31,
(in millions)	2001	2000	2000

OREO at beginning of period, net of the OREO reserve	$13	$12	$14
Foreclosures	2	6	2
Sales	(2)	(3)	(3)
Additional investments, write-downs, losses, OREO provision and other	—	(2)	—

OREO at end of period, net of the OREO reserve	13	13	13
Other acquired assets	6	6	9

Total acquired property, net of the OREO reserve	$19	$19	$22

The table below presents the amount of loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest that are not classified as nonaccrual because the loans were either well secured and in the process of collection or were non-real estate secured consumer loans or certain secured commercial loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured consumer loans are generally placed on nonaccrual status upon reaching 180 days past due.

Past-due loans

	March 31, 2001			Dec. 31, 2000
Days past-due
(dollar amounts in millions)	30-59	60-89	90+	30-59	60-89	90+

Consumer:
Mortgages	$ 57	$ 7	$ 8	$83	$15	$10
Student — government guaranteed	45	27	65	49	25	71
Other consumer	9	1	2	27	10	2

Total consumer	$111	$35	$75	$159	$50	$83
Ratio	1.23%	.39%	.83%	1.62%	.51%	.84%

Commercial:
Commercial & financial (a)	$125	$28	$10	$116	$19	$7
Ratio	.95%	.21%	.08%	.87%	.14%	.06%
Commercial real estate	$ 8	$ 1	$—	$17	$1	$—
Ratio	.27%	.02%	—%	.53%	.03%	—%

Total commercial	$133	$29	$10	$133	$20	$7
Ratio	.82%	.18%	.06%	.81%	.12%	.05%

Total past-due loans	$244	$64	$85	$292	$70	$90
Ratio	.96%	.25%	.33%	1.11%	.26%	.34%

(a)	Includes lease finance assets.
Note: Loans past-due 90 days or more at March 31, 2000 totaled $108 million. Ratios are loans past-due as a percentage of quarter-end loan balances.

CONSOLIDATED INCOME STATEMENT — Five Quarter Trend

Mellon Financial Corporation (and its subsidiaries)

		March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share amounts)		2001	2000	2000	2000	2000

Interest revenue	Interest and fees on loans (loan fees of $16, $14, $15, $15, and $14)	$507	$557	$575	$563	$565
	Interest-bearing deposits with banks	19	18	17	15	10
	Federal funds sold and securities under resale agreements	16	20	12	17	13
	Other money market investments	2	2	1	1	1
	Trading account securities	5	5	5	4	4
	Securities	136	114	103	104	103

	Total interest revenue	685	716	713	704	696

Interest expense	Deposits in domestic offices	199	219	213	208	198
	Deposits in foreign offices	41	41	37	36	35
	Federal funds purchased and securities under repurchase agreements	28	29	27	25	23
	Other short-term borrowings	14	13	20	27	34
	Notes and debentures	59	62	60	57	58
	Trust-preferred securities	20	20	20	19	20

	Total interest expense	361	384	377	372	368

Net interest	Net interest revenue	324	332	336	332	328
revenue	Provision for credit losses	15	15	10	10	10

	Net interest revenue after provision for credit
	losses	309	317	326	322	318

Noninterest	Trust and investment fee revenue	621	591	561	565	578
revenue	Cash management and deposit transaction charges	83	86	83	83	74
	Foreign currency and securities trading revenue	55	43	42	42	51
	Financing-related revenue	67	58	44	43	39
	Equity investment revenue	9	5	20	17	36
	Other	24	23	23	23	20

	Total fee and other revenue	859	806	773	773	798
	Gains on sales of securities	—	—	—	—	—

	Total noninterest revenue	859	806	773	773	798

Operating	Staff expense	426	409	399	390	397
expense	Professional, legal and other purchased services	80	72	77	70	67
	Net occupancy expense	68	62	57	58	64
	Equipment expense	43	40	35	38	37
	Business development	33	35	32	38	37
	Amortization of goodwill	30	28	29	29	29
	Amortization of other intangible assets	3	4	3	4	8
	Communications expense	23	20	21	23	24
	Net expense (revenue) from acquired property	—	—	2	1	(1)
	Other expense	49	54	49	54	56

	Total operating expense	755	724	704	705	718

Income	Income before income taxes	413	399	395	390	398
	Provision for income taxes	149	144	143	143	145

	Net income	$264	$255	$252	$247	$253

Earnings per	Basic net income	$ .55	$ .52	$ .52	$ .50	$ .51
share	Diluted net income	$ .54	$ .52	$ .51	$ .50	$ .50

	See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

		March 31,	Dec. 31,	Sept. 30,	March 31,
(dollar amounts in millions)		2001	2000	2000	2000

Assets	Cash and due from banks	$ 2,873	$ 3,506	$ 2,888	$ 2,958
	Interest-bearing deposits with banks	1,692	1,975	854	613
	Federal funds sold and securities under resale agreements	245	1,817	258	2,179
	Other money market investments	174	125	102	78
	Trading account securities	310	276	371	139
	Securities available for sale	7,107	7,910	5,323	5,055
	Investment securities (approximate fair value of $974, $1,027, $1,058, and $1,140)	961	1,022	1,063	1,153
	Loans, net of unearned discount of $61, $66, $74 and $71	25,350	26,369	27,421	28,285
	Reserve for credit losses	(391)	(393)	(400)	(402)

	Net loans	24,959	25,976	27,021	27,883
	Customers’ acceptance liability	35	40	86	88
	Premises and equipment	726	698	598	572
	Goodwill	1,971	1,993	1,951	2,002
	Other intangibles	37	47	50	56
	Other assets	5,193	4,979	4,772	4,605

	Total assets	$46,283	$50,364	$45,337	$47,381

Liabilities	Noninterest-bearing deposits in domestic offices	$ 8,787	$10,545	$ 8,647	$ 9,828
	Interest-bearing deposits in domestic offices	20,086	22,473	19,987	20,907
	Interest-bearing deposits in foreign offices	2,840	3,872	3,111	2,611

	Total deposits	31,713	36,890	31,745	33,346
	Federal funds purchased and securities under repurchase agreements	1,887	1,071	1,298	1,091
	Commercial paper	498	116	126	96
	U.S. Treasury tax and loan demand notes	495	452	506	165
	Term federal funds purchased	50	31	16	360
	Short-term bank notes	—	—	—	700
	Other funds borrowed	425	376	360	524
	Acceptances outstanding	35	40	86	88
	Other liabilities	2,718	2,724	2,646	2,729
	Notes and debentures (with original maturities over one year)	3,590	3,520	3,531	3,440
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	994	992	991	991

	Total liabilities	42,405	46,212	41,305	43,530

Shareholders’ equity	Common stock — $.50 par value Authorized — 800,000,000 shares Issued — 588,661,920 shares	294	294	294	294
	Additional paid-in capital	1,852	1,837	1,821	1,793
	Retained earnings	4,378	4,270	4,155	3,938
	Accumulated unrealized gain (loss), net of tax	6	(38)	(87)	(151)
	Treasury stock of 111,457,855; 101,922,986; 100,671,971; and 97,452,373 shares, at cost	(2,652)	(2,211)	(2,151)	(2,023)

	Total shareholders’ equity	3,878	4,152	4,032	3,851

	Total liabilities and shareholders’ equity	$46,283	$50,364	$45,337	$47,381

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended
		March 31,
(in millions)		2001		2000

Cash flows from	Net income	$264		$253
operating activities	Adjustments to reconcile net income to net cash provided by operating activities:
	Amortization of goodwill and other intangible assets	33		37
	Depreciation and other amortization	28		23
	Deferred income tax expense	12		39
	Provision for credit losses	15		10
	Net gains on dispositions of acquired property	—		(1)
	Net decrease in accrued interest receivable	30		1
	Net (increase) decrease in trading account securities	(26)		8
	Net decrease in accrued interest payable, net of amounts prepaid	(54)		(35)
	Net (decrease) increase from other operating activities	(221)		91

	Net cash provided by operating activities	81		426

Cash flows from investing activities	Net decrease (increase) in term deposits and other money market investments	234		(334)
	Net decrease (increase) in federal funds sold and securities under resale agreements	1,572		(1,178)
	Purchases of securities available for sale	(20,899	)(a)	(140)
	Proceeds from sales of securities available for sale	661		167
	Proceeds from maturities of securities available for sale	21,165	(a)	47
	Purchases of investment securities	—		—
	Proceeds from maturities of investment securities	60		44
	Net principal repayments of loans to customers	295		1,133
	Loan portfolio purchases	(12)		—
	Proceeds from the sales and securitizations of loan portfolios	741		819
	Purchases of premises and equipment	(58)		(39)
	Net decrease from other investing activities	(22)		(207)

	Net cash provided by investing activities	3,737		312

(a)	See Note 3 of Notes to Financial Statements on page 49 for an explanation of amounts.

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended
		March 31,
(in millions)		2001	2000

Cash flows from	Net decrease in transaction and savings deposits	(2,784)	(470)
financing activities	Net (decrease) increase in customer term deposits	(2,393)	395
	Net increase (decrease) in federal funds purchased and securities under repurchase agreements	816	(4)
	Net decrease in short-term bank notes	—	(355)
	Net increase in term federal funds purchased	19	2
	Net increase (decrease) in U.S. Treasury tax and loan demand notes	43	(441)
	Net increase in commercial paper	382	8
	Repayments of longer-term debt	(6)	(103)
	Net proceeds from issuance of longer-term debt	—	103
	Dividends paid on common stock	(106)	(100)
	Proceeds from issuance of common stock	19	10
	Repurchase of common stock	(528)	(336)
	Net increase from other financing activities	57	77

	Net cash used in financing activities	(4,481)	(1,214)
	Effect of foreign currency exchange rates	30	24

Change in cash and	Net (decrease) increase in cash and due from banks	(633)	(452)
due from banks	Cash and due from banks at beginning of period	3,506	3,410

	Cash and due from banks at end of period	$2,873	$2,958

Supplemental	Interest paid	$415	$403
disclosures	Net income taxes paid	11	13

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
March 31, 2001	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 2000	$294	$1,837	$4,270	$(38)	$(2,211)	$4,152

Comprehensive results:
Net income			264			264
Other comprehensive results, net of tax				44		44

Total comprehensive results			264	44		308
Dividends on common stock at $.22 per share			(106)			(106)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan					4	4
Exercise of stock options		13	(41)		59	31
Repurchase of common stock					(528)	(528)
Other		2	(9)		24	17

Balance at March 31, 2001	$294	$1,852	$4,378	$ 6	$(2,652)	$3,878

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
March 31, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 1999	$294	$1,788	$3,808	$(135)	$(1,739)	$4,016

Comprehensive results:
Net income			253			253
Other comprehensive results, net of tax				(16)		(16)

Total comprehensive results			253	(16)		237
Dividends on common stock at $.20 per share			(100)			(100)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan			(1)		5	4
Exercise of stock options		5	(20)		32	17
Repurchase of common stock					(336)	(336)
Other			(2)		15	13

Balance at March 31, 2000	$294	$1,793	$3,938	$(151)	$(2,023)	$3,851

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation’s 2000 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Note 2 — Adoption of New Accounting Standard

On Jan. 1, 2001, the Corporation adopted Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. The standards established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Under these standards, the Corporation must recognize all derivative instruments in the balance sheet at fair value. If certain criteria are met, the Corporation may elect to designate the derivative instruments as a hedge of exposure to changes in fair values, cash flows or foreign currencies. The adoption of these standards may cause volatility in both the income statement and the shareholders’ equity section of the balance sheet.

In accordance with the transition provisions of the standards, upon adoption the Corporation recorded a net of tax cumulative effect gain adjustment of $28 million in earnings to recognize the fair value of all derivative instruments that are designated as fair value hedging instruments. The Corporation also recorded a net of tax cumulative effect loss adjustment of $28 million in earnings to recognize the difference between the carrying values and fair values of the related hedged balance sheet items. In addition, the Corporation recorded a net of tax cumulative effect loss adjustment of $2 million in comprehensive results to recognize at fair value all derivative instruments that are designated as cash flow hedging instruments. Net gains and losses on derivative instruments that were previously deferred were removed from the balance sheet through a net of tax cumulative effect loss adjustment of less than $1 million to earnings and a $9 million loss to comprehensive results. Gains and losses on derivative instruments that were previously deferred as adjustments to the carrying value of hedged items were not adjusted. The Corporation expects to reclassify $3 million, net of tax, as a charge to earnings during the next twelve months from the transition adjustment that was recorded in comprehensive results.

Derivative instruments used for risk management purposes

The Corporation enters into derivative contracts to manage its sensitivity to interest rate risk. This is accomplished by using these instruments to offset the inherent price or interest rate risk of specific balance sheet assets or liabilities. All of these instruments are designated as hedges on the trade date and are recognized on the balance sheet at their fair value as other assets or other liabilities. The fair value of contracts with a given customer in a gain position is reported on the balance sheet in other assets and the fair value of contracts in a loss position is reported in other liabilities. Derivatives designated as a hedge of changes in the fair value of an asset or liability or of a firm commitment attributable to a specified risk are considered to be fair value hedges. Derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability are considered to be cash flow hedges. Derivatives can also be designated as foreign currency fair value and cash flow hedges, and as

NOTES TO FINANCIAL STATEMENTS (continued)

hedges of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and qualifies as a cash flow hedge are recorded in other comprehensive results, and reclassified into earnings in the same period or periods the hedged item affects earnings. Changes in the fair value of derivatives that are highly effective and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive results, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the foreign currency translation adjustment account within comprehensive results.

The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. A formal assessment, both at the inception of the hedge and on an ongoing quarterly basis, is performed to determine whether the derivative instruments that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods.

When it is determined that a derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. Hedge accounting is also discontinued when: the derivative instrument expires; is sold, terminated or exercised; is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued, the derivative instrument will be either terminated, continue to be carried on the balance sheet at fair value or redesignated as the hedging instrument in either a cash flow or fair value hedge, if the relationship meets all applicable hedging criteria. Any asset or liability that was previously recorded as a result of recognizing the value of a firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. Any gains or losses that were accumulated in other comprehensive results from hedging a forecasted transaction will be recognized immediately in current period earnings, if it is probable that the forecasted transaction will not occur.

Derivative instruments used for trading activities

The Corporation enters into various derivative financial instruments to accommodate customers and for its proprietary trading activities. Derivative instruments are also used to manage risk in other trading portfolios, such as start-up mutual fund investments that are based on specific market indices. Realized and unrealized changes in the fair value of these instruments are recognized in the income statement in foreign currency and securities trading revenue in the period in which the changes occur. Interest revenue and expense on instruments held for trading activities are included in the income statement as part of net interest revenue. The fair value of contracts used for proprietary trading activities are reported as trading account securities.

Derivative Instruments and Hedging Activities

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest

NOTES TO FINANCIAL STATEMENTS (continued)

rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue is not significantly affected by movements in interest rates. As a result of interest rate fluctuations, fixed rate hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are designated as hedges of the related assets and liabilities.

Derivative instruments that are used as part of the Corporation’s interest rate risk management strategy may include interest rate swaps, futures contracts, and options contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell a specified instrument in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell, or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Corporation with the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.

The Corporation also enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing the Corporation’s risks in certain trading portfolios and as part of its proprietary trading activities.

Derivative instruments are subject to credit and market risk. Credit risk is limited to the estimated aggregate replacement cost of contracts in a gain position, should counterparties fail to perform under the terms of those contracts and any underlying collateral is of insufficient value to cover the loss. The Corporation manages credit risk by dealing only with approved counterparties under specific credit limits and by monitoring the amount of outstanding contracts by customer and in the aggregate against such limits. Counterparty limits are monitored on an ongoing basis. Credit risk is often further mitigated by contractual agreements to net replacement cost gains and losses on multiple transactions with the same counterparty through the use of master netting agreements. Market risk arises from changes in the market value of contracts as a result of the fluctuations in interest and currency rates. The Corporation limits its exposure to market risk by generally entering into matching or offsetting positions and by establishing and monitoring limits on unmatched positions. Position limits for funding activities are set by the Finance Committee and reviewed by the board of directors. Position limits for dealer activities are approved by the Executive Management Group and reviewed by the board of directors. Portfolio outstandings are monitored against such limits by senior managers and compliance staff independent of line areas.

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long term subordinated debt to floating rate debt, its fixed rate certificates of deposit to variable rate certificates of deposits and to a lesser degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. For the quarter ended March 31, 2001, a net loss of

NOTES TO FINANCIAL STATEMENTS (continued)

less than $1 million was recognized, which represents the ineffectiveness recorded for the hedging relationship between the interest rate swaps and the fixed rate certificates of deposit. The ineffectiveness was recorded as interest expense as a yield adjustment to the hedged item.

Cash Flow Hedges

The Corporation uses interest rate swaps to convert floating rate long term debt to fixed rate debt. The floating rate debt is changed to fixed rate by entering into pay fixed/receive floating swaps. No ineffectiveness was recorded for the quarter ended March 31, 2001.

Changes in the fair value of the interest rate swaps designated as hedging instruments of the variable cash flows associated with the Corporation’s floating rate long term debt are reported in comprehensive results. These amounts are subsequently reclassified from accumulated other comprehensive results to interest expense in the same period in which the related interest on the debt affects earnings.

During the next 12 months, approximately $3 million of losses, net of tax, on derivative instruments currently in accumulated other comprehensive results related to the interest rate swaps are expected to be reclassified to interest expense as a yield adjustment of the hedged debt obligation. The maximum term over which the Corporation is hedging its exposure to variability of future cash flows is 2 years.

Hedges of Net Investment in Foreign Operation

The Corporation uses five year yen denominated debt to hedge its investment in a Japanese bank. The purpose of this hedge is to protect against adverse movements in exchange rates. No ineffectiveness was recorded for the quarter ended March 31, 2001.

Note 3 — Securities

Securities available for sale

	March 31, 2001				Dec. 31, 2000

		Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$ 219	$ 1	$—	$ 220	$ 188	$—	$—	$ 188
U.S. agency mortgage-backed	5,182	94	2	5,274	5,064	29	28	5,065
Other U.S. agency	1,371	1	—	1,372	2,466	1	—	2,467

Total U.S. Treasury and agency securities	6,772	96	2	6,866	7,718	30	28	7,720
Obligations of states and political subdivisions	215	2	2	215	172	1	3	170
Other mortgage-backed	1	—	—	1	1	—	—	1
Other securities	25	—	—	25	19	—	—	19

Total securities available for sale	$7,013	$98	$4	$7,107	$7,910	$31	$31	$7,910

Note: Both gross realized gains and gross realized losses were less than $1 million in the first quarter of 2001 and the fourth quarter of 2000. In addition, during the first quarter of 2001 the Corporation purchased $20.899 billion, and had proceeds from maturities of $21.165 billion, of securities available for sale resulting from the acquisition and maturity of short term U.S. agency discount notes required for pledging purposes against short term deposits.

NOTES TO FINANCIAL STATEMENTS (continued)

Investment securities

	March 31, 2001				Dec. 31, 2000

		Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$ —	$ —	$ —	$—	$ —	$ —	$ —	$—
U.S. agency mortgage-backed	902	14	1	915	948	8	3	953

Total U.S. Treasury and agency securities	902	14	1	915	948	8	3	953
Obligations of states and political subdivisions	16	—	—	16	16	—	—	16
Other mortgage-backed	5	—	—	5	5	—	—	5
Other securities	38	—	—	38	53	—	—	53

Total investment securities	$961	$14	$ 1	$974	$1,022	$ 8	$ 3	$1,027

Note 4 — Other assets

	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Accounts and fees receivable	$ 663	$ 616	$ 594	$ 645
Interest receivable	199	229	233	218

Prepaid expense:
Pension	715	676	645	584
Other	196	204	177	193
Receivables related to derivative instruments	909	690	676	564
Equity investments (a)	641	613	556	406
Equity fund investments (b)	239	230	208	139
Joint ventures, minority interest, and other partnership investments	186	226	292	240
Mortgage servicing assets	22	24	25	17
Other	1,423	1,471	1,366	1,599

Total other assets	$5,193	$4,979	$4,772	$4,605

(a)	Includes $574 million, $540 million, $479 million and $323 million of venture capital investments, respectively.

(b)	Includes $191 million, $184 million, $168 million and $106 million of venture capital fund investments, respectively.

Note 5 — Deposits

	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Deposits in domestic offices:

Interest-bearing:
Demand, money market and other savings accounts	$13,374	$13,546	$12,728	$13,034
Retail savings certificates	5,998	6,377	6,446	6,636
Other time deposits	714	2,550	813	1,237

Total interest-bearing	20,086	22,473	19,987	20,907
Noninterest-bearing	8,787	10,545	8,647	9,828

Total deposits in domestic offices	28,873	33,018	28,634	30,735
Deposits in foreign offices	2,840	3,872	3,111	2,611

Total deposits	$31,713	$36,890	$31,745	$33,346

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at March 31, 2001, or March 31, 2000.

Note 7 — Accumulated unrealized gain (loss), net of tax

These tables include the quarterly changes in the balances of both the accumulated unrealized gain (loss), net of tax, and its individual components.

Foreign currency translation adjustment, net of tax

	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Beginning balance	$(39)	$(15)	$(18)	$(16)
Quarterly change	(4)	(24)	3	6

Ending balance	$(43)	$(39)	$(15)	$(10)

Unrealized gain (loss) on assets available for sale, net of tax

	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Beginning balance	$ 1	$(72)	$(128)	$(119)
Quarterly change	60	73	56	(22)

Ending balance	$61	$ 1	$ (72)	$(141)

Unrealized gain (loss) on cash flow hedges, net of tax

	March 31,		Dec. 31,	Sept. 30,	March 31,
(in millions)	2001		2000	2000	2000

Beginning balance	$ —		N/A	N/A	N/A
Quarterly change	(12	)(a)	N/A	N/A	N/A

Ending balance	$(12)		N/A	N/A	N/A

Total accumulated unrealized gain (loss), net of tax

	March 31,	Dec. 31,	Sept. 30,	March 31,
(in millions)	2001	2000	2000	2000

Beginning balance	$(38)	$(87)	$(146)	$(135)
Quarterly change	44	49	59	(16)

Ending balance	$ 6	$(38)	$ (87)	$(151)

(a)	Includes $11 million relating to the cumulative effect of the adoption of the new accounting standards discussed on pages 46 through 49.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8 — Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended

	March 31,	Dec. 31,	March 31,
(in millions)	2001	2000	2000

Foreign exchange contracts	$47	$37	$48
Debt instruments	1	6	—
Interest rate contracts	7	—	3

Total foreign currency and securities trading revenue (a)	$55	$43	$51

(a)	The Corporation recorded an unrealized gain of approximately $2 million at March 31, 2001, and approximately $3 million at Dec. 31, 2000, related to securities held in the trading portfolio. There was no unrealized gain or loss recorded at March 31, 2000, related to securities held in the trading portfolio.

Note 9 — Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into seven core business sectors: Wealth Management, Global Investment Management, Global Investment Services, Global Cash Management, Regional Banking, Relationship Lending, and Businesses Under Strategic Review. Wealth Management includes private asset management services, private banking, and the results of Mellon United National Bank in Florida. Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management, and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures, whose results are reported under the equity method of accounting. Global Cash Management represents the Corporation’s cash management business line. This business line designs comprehensive solutions through its broad line of cash management services to meet the specialized treasury needs of middle market to large multinational corporations, government agencies, nonprofit organizations and financial institutions. Regional Banking includes consumer lending and deposit products, direct banking, sales of insurance products, and small business banking. Relationship Lending includes middle market lending, commercial real estate lending, insurance premium financing, large corporate and mid-corporate relationship banking, corporate finance and derivative products, securities underwriting and trading, and international banking. Businesses Under Strategic Review include the Mellon Leasing businesses that serve mid-to-large corporations and vendors of small ticket equipment, and Mellon Business Credit, which provides asset-based lending products.

For details of business sectors, see the tables on pages 6 and 7 and the first and second paragraphs following the tables on page 8, as well as the Business Exits/ Divestitures and Other Activity paragraphs on pages 14 and 15. The tables, through “Average Tier I preferred equity”, and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10 — Earnings per share (a)

	Quarter ended

(dollar amounts in millions, except per	March 31,	Dec. 31,	March 31,
share amounts; common shares in thousands)	2001	2000	2000

Basic earnings per share
Net income	$264	$255	$253

Average common shares outstanding	482,718	487,398	496,740
Basic earnings per share	$.55	$.52	$.51

Diluted earnings per share
Net income	$264	$255	$253

Average common shares outstanding	482,718	487,398	496,740
Common stock equivalents — Stock options	6,610	7,588	5,342

Total	489,328	494,986	502,082
Diluted earnings per share	$.54	$.52	$.50

(a)	Calculated based on unrounded numbers.

Note 11 — Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

	Quarter ended
	March 31,

(in millions)	2001	2000

Net transfers to real estate acquired	$2	$2

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

Item 2. Changes in Securities and Use of Proceeds.

(c)	On Jan. 19, 2001, the Corporation issued 95,150 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust. In consideration for the issuance of the shares, Wachovia Bank, as Trustee assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

(b) Reports on Form 8-K

      During the first quarter of 2001, the Corporation filed the following Current Report on Form 8-K:

(1)	A report dated Jan. 16, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing full year and fourth quarter 2000 results of operations and a strategic review of leasing and asset-based lending businesses.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: May 2, 2001

By:	/s/ Steven G. Elliott

Steven G. Elliott
Senior Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its seven core business sectors (Wealth Management, Global Investment Management, Global Investment Services, Global Cash Management, Regional Banking, Relationship Lending and Businesses Under Strategic Review), the Corporation provides wealth management and global investment management for individual and institutional investors, global investment services for businesses and institutions and a variety of banking services for individuals and small, midsize and large businesses and institutions in selected geographies. The Corporation’s asset management companies, which include The Dreyfus Corporation in the United States and Newton Management Limited in the United Kingdom, provide investment products in many asset classes and investment styles. Mellon is a global provider of custody, retirement and benefits consulting services through its Mellon Trust and Buck Consultants affiliates. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 590, Ridgefield Park, NJ 07660-0590. For more information, please call 1 800 205-7699.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by calling 1 800 205-7699.

Phone Contacts	Direct Stock Purchase and Dividend Reinvestment Plan	1 800 205-7699	Plan prospectus and enrollment materials
	Publication Requests	1 800 205-7699	Requests for the Annual Report or quarterly information
	Securities Transfer Agent	1 800 205-7699	Questions regarding stock holdings, certificate replacement/transfer, dividends and address changes
	Corporate Communications/ Media Relations	(412) 234-7157	Media inquiries
	Investor Relations	(412) 234-5601	Questions regarding the Corporation’s financial performance

Shareholder Publications	Quarterly earnings and other news releases can be viewed at www.mellon.com or obtained by fax by calling Company News on Call at 1 800 758-5804 and entering a six-digit code (552187). Copies of Mellon’s filings with the Securities and Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

Internet Access	Mellon: www.mellon.com
Buck: www.buckconsultants.com
Dreyfus: www.dreyfus.com
Dreyfus Brokerage Services: www.edreyfus.com
Dreyfus Investment Services Corporation: www.disc.mellon.com
Dreyfus Retirement Services: www.drs.dreyfus.com
Founders: www.founders.com
Mellon Capital Management Corporation: www.mcm.com
Mellon Institutional Asset Managementsm: www.melloninstitutional.com
Mellon Investor Services: www.melloninvestor.com
Mellon Private Asset Management: www.mellonprivateasset.com
Newton: www.newton.co.uk
Prime Advisors, Inc.: www.primeadvisors.com
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