Form 10-Q
period 2001-06-30
MELLON FINANCIAL CORP
filed 2001-08-10
CIK 64782

Mellon Financial Corporation Form 10-Q
Part I -- Financial Information
Financial Highlights
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Items 2 and 3)
Financial Statements (Item 1)
Consolidated Income Statement
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
Notes to Financial Statements
Part II — Other Information
Legal Proceedings (Item 1)
Changes in Securities and Use of Proceeds (Item 2)
Submission of Matters to a Vote of Security Holders (Item 4)
Exhibits and Reports on Form 8-K (Item 6)
Signature
STOCK OPTION PLAN FOR OUTSIDE DIRECTORS (2001)
RATIO OF EARNINGS
RATIO OF EARNINGS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	June 30, 2001

Common Stock, $.50 par value	470,029,804

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements relate to, among other things, projected credit losses; the effects of divestitures; simulation of changes in interest rates; litigation results; changes in the quarterly dividend; and the adoption of new accounting standards. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; levels of deposits and loans transferred to Citizens Financial Group, Inc.; personal and corporate customers’ bankruptcies; inflation; acquisitions and integration of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; levels of third-parties’ funds under management; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended		Six months ended
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share	June 30,	June 30,	June 30,	June 30,
amounts or unless otherwise noted)	2001	2000	2001	2000

Financial results

Income from continuing operations	$100	$187	$301	$385

Discontinued operations	(45)	60	18	115

Net income	$55	$247	$319	$500

Per common share — diluted

Continuing operations	$.21	$.38	$.62	$.77

Discontinued operations	(.09)	.12	.04	.23

Net income	$.12	$.50	$.66	$1.00

Ratios — continuing operations

Return on equity (annualized)	10.8%	19.9%	15.7%	20.1%

Return on assets (annualized)	1.28%	2.42%	1.88%	2.48%

Fee revenue as a percentage of net interest and fee revenue (FTE)(a)	85%	84%	85%	84%

Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)(a)	67%	64%	66%	64%

Efficiency ratio excluding amortization of goodwill (a)(b)	64%	62%	64%	62%

Selected key data

Assets under management at period end (in billions)	$546	$521

Assets under administration or custody at period end (in billions)	$2,295	$2,257

S&P 500 Index at period end	1,224	1,455

Dividends paid per common share	$.24	$.22	$.46	$.42

Dividends paid on common stock	$114	$108	$220	$208

Closing common stock price per share at period end	$46.00	$36.44

Market capitalization at period end	$21,621	$17,788

Average common shares and equivalents outstanding — diluted (in thousands)	480,301	495,103	484,790	498,559

Capital ratios at period end

Shareholders’ equity to assets:

Reported	10.50%	12.87%

Tangible (c)	7.13	9.31

Tier I capital (d)	7.31	6.72

Total (Tier I plus Tier II) capital (d)	11.82	10.97

Leverage capital (d)	6.28	6.69

Average balances for the period — continuing operations

Money market investments	$2,331	$2,215	$2,515	$1,963

Trading account securities	379	214	371	231

Securities	8,513	6,121	8,611	6,138

Loans	10,507	11,373	10,673	11,856

Interest-earning assets	21,730	19,923	22,170	20,188

Total assets	31,314	31,116	32,291	31,205

Deposits	17,554	17,336	18,368	17,052

Notes and debentures	3,721	3,395	3,650	3,424

Trust-preferred securities	962	991	976	991

Total shareholders’ equity	3,735	3,793	3,863	3,849

(a)	Ratios for the second quarter and first six months of 2001 exclude the $140 million pre-tax venture capital fair value adjustment.

(b)	See page 24 for the definition of this ratio.

(c)	See page 28 for the definition of this ratio.

(d)	Includes discontinued operations.

Note: Throughout this report, all calculations are based on unrounded numbers. FTE denotes fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Discontinued operations

On July 17, 2001, the Corporation announced that it had reached an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc., the U.S. unit of The Royal Bank of Scotland Group. The Corporation will retain its private banking businesses through a network of specialized offices dedicated to serving its affluent clients. This transaction represents a major step in the strategic transformation of the Corporation’s franchise and accelerates its evolution to a faster-growing, fee-based global financial services business. This divestiture, and other divestitures, including the sale in the second quarter of 2001 of the leasing businesses that served mid-to-large corporations and vendors of small ticket equipment and Mellon Business Credit, which provided asset-based lending products, gives the Corporation the opportunity for a higher long-term earnings per share growth rate and a lower overall risk profile. The cash purchase price premium to be paid by Citizens is expected to be approximately $2 billion, a 16% premium on deposits. The Corporation expects to record a one-time, after-tax net gain of approximately $900 million in the fourth quarter of 2001, when the transaction is expected to close, subject to regulatory approval. The additional capital resulting from the sales will be used to invest in the Corporation’s fee generating businesses, including acquisitions to enhance those business lines, and to repurchase shares of common stock.

As a result of the agreement with Citizens and the divestitures discussed on page 6, the Corporation is now reporting the results of regional consumer banking, small business banking, middle market banking, Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, Mellon Business Credit, jumbo and other consumer mortgages, using the discontinued operations method of accounting. In accordance with generally accepted accounting principles, earnings and net assets or liabilities of the businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations, unless otherwise noted.

Second quarter 2001 compared with second quarter 2000

Second quarter 2001 income from continuing operations totaled $100 million, or $.21 per share, and included a $91 million, or $.19 per share, after-tax charge for the fair value adjustment of venture capital investments. Income from continuing operations in the second quarter of 2000 totaled $187 million, or $.38 per share. Continuing operations returned 10.8% on equity and 1.28% on assets in the second quarter of 2001 compared with 19.9% and 2.42%, respectively, in the second quarter of 2000. Core business sectors’ contribution to earnings per share, which excludes the revenues and expenses from discontinued operations, and other non-core activity from both periods, increased 15% in the second quarter 2001 over second quarter 2000.

Fee revenue, excluding the venture capital fair value adjustment, totaled 85% of net interest and fee revenue, on a fully taxable equivalent basis, in the second quarter of 2001, compared with 84% in the second quarter of 2000. Trust and investment fee revenue totaled 67% of net interest and fee revenue, excluding the venture capital fair value adjustment, on a fully taxable equivalent basis, in the second quarter of 2001, compared with 64% in the second quarter of 2000. Fee revenue of $634 million in the second quarter of 2001, when compared with the second quarter of 2000, was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services, the previously-disclosed May 2000 expiration of a long-

Overview (continued)

term mutual fund administration contract with a third party, and the fair value adjustment of venture capital investments. Excluding these factors, fee revenue increased 2% in the second quarter of 2001, compared with the second quarter of 2000, due to higher trust and investment fee revenue, despite the 16% drop in the equity markets as represented by the Standard and Poor’s 500 Index. At June 30, 2001, assets under management totaled $546 billion, a $25 billion, or 5%, increase from $521 billion at June 30, 2000, while assets under administration or custody totaled $2,295 billion, a $38 billion, or 2%, increase from $2,257 billion at June 30, 2000. Assets managed by subsidiaries and affiliates outside the United States totaled $69 billion at June 30, 2001.

Net interest revenue on a fully taxable equivalent basis for the second quarter of 2001 totaled $141 million, compared with $142 million in the second quarter 2000. The net interest margin of 2.60% was 27 basis points lower than the prior-year period, reflecting a lower yielding asset mix. Average interest-earning assets increased $1.8 billion as a $2.4 billion increase in average securities was partially offset by a $900 million decrease in average loans.

Operating expense for the second quarter of 2001 totaled $613 million, an increase of $60 million compared with $553 million in the second quarter of 2000. Excluding the effect of acquisitions, operating expense increased 2% compared with the prior year period, due in part to higher staff and net occupancy expense.

The provision for credit losses was $1 million in the second quarter of 2001, compared with $9 million in the prior-year period. Net credit losses were $20 million in the second quarter of 2001, compared with $8 million in the second quarter of 2000. The credit losses in the second quarter of 2001 primarily resulted from two loans that had been on nonperforming status, which were sold in the second quarter of 2001, and a write-down of a nonperforming loan in the manufacturing sector. A portion of the reserve for credit losses had been previously assigned to these loans, which approximated the amount of the credit losses recorded in the quarter. The reserve totaled 2.38% of loans at June 30, 2001, compared with 2.58% at June 30, 2000.

The Corporation’s ratio of nonperforming assets to total loans and net acquired property was 1.28% at June 30, 2001, compared with 1.76% at March 31, 2001, and 1.23% at June 30, 2000. Nonperforming assets totaled $128 million at June 30, 2001, a decrease of $64 million compared with March 31, 2001, and $11 million, compared with June 30, 2000. The decrease compared with March 31, 2001, primarily resulted from the sale of $77 million of nonperforming loans – including loans to a health care provider and a borrower in the financial services industry – and credit losses and principal repayments. This decrease was partially offset by the assignment of nonperforming status to $41 million of outstandings to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection as the result of its inability, due to rules governing the industry’s deregulation, to increase rates to levels needed to cover higher costs for power.

Overview (continued)

Year-to-date 2001 compared with year-to-date 2000

For the first six months of 2001, diluted earnings per share from continuing operations totaled $.62 compared with $.77 per share in the first six months of 2000. The results for the first six months of 2001 were impacted by the $91 million, or $.19 per share, after-tax, charge for the fair value adjustments of investments in the venture capital portfolio. Net income from continuing operations for the first six months of 2001 totaled $301 million, compared with $385 million in the first six months of 2000. The return on equity and the return on assets were 15.7% and 1.88%, respectively, for the first six months of 2001, compared with 20.1% and 2.48%, respectively, for the prior-year period.

Fee revenue for the first six months of 2001 of $1.404 billion was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services, the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party, and the fair value adjustment of venture capital investments. Excluding these factors, fee revenue increased 1% in the first six months of 2001, compared with the prior-year period, due to a 3% increase in trust and investment fee revenue. Net interest revenue on a fully taxable equivalent basis increased $5 million, or 2%, to $286 million in the first six months of 2001. The increase primarily resulted from a higher level of interest-earning assets. Operating expense totaled $1.229 billion in the first six months of 2001, compared with $1.118 billion in the first six months of 2000. Excluding the effect of acquisitions, operating expense increased 1% in the first six months of 2001 compared with the prior-year period.

Effect of discontinued operations

A net loss of $45 million, or $.09 per share, was recorded for discontinued operations in the second quarter of 2001, compared with net income of $60 million, or $.12 per share, in the second quarter of 2000. The net loss in the second quarter of 2001 resulted from a $136 million pre-tax, or $101 million after-tax, net loss recorded on the sale of the leasing and asset-based lending businesses. See Note 3 of Notes to Financial Statements on pages 48 and 49 for additional information on discontinued operations.

Significant financial events

Divestitures

On June 7, 2001, the Corporation sold the Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment to GE Capital. On June 22, 2001, the Corporation sold Mellon Business Credit, which provided asset-based lending products, to ABN AMRO North America, Inc. Loans and leases of these businesses totaled approximately $3 billion. A $136 million pre-tax, or $101 million after-tax, net loss was recorded from these divestitures as part of the results of discontinued operations.

Acquisition of Standish, Ayer and Wood

On July 31, 2001, the Corporation announced that it had completed its acquisition of Standish, Ayer and Wood (Standish), a Boston-based provider of investment management services to institutional clients and high net worth individuals. Standish, which had assets under management of $41 billion at June 30, 2001, offers both domestic and international investment services through separate accounts, as well as mutual funds. By adding Standish to its existing investment management companies, the Corporation will increase its assets under management to more than $585 billion. The transaction was an all-cash transaction, with initial consideration due at closing and additional consideration contingent on Standish’s future performance. Standish, which will remain headquartered in Boston, will be renamed Standish Mellon Asset Management and will operate as a Mellon Institutional Asset Management firm.

Pending Acquisition of Van Deventer & Hoch

In June 2001, the Corporation announced that it had reached a definitive agreement to acquire Van Deventer & Hoch, a Glendale, CA-based investment management firm specializing in meeting the needs of high net worth individuals and families. The acquisition of Van Deventer & Hoch will add approximately $1 billion in assets under management and administration. The agreement, terms of which were not disclosed, is expected to close by the end of the third quarter of 2001. At closing, Van Deventer & Hoch will operate as part of Mellon Private Asset Management.

Pending common dividend realignment

On July 17, 2001, the Corporation announced that it will realign its dividend to be consistent with other growth companies in the financial services industry, enabling it to re-deploy additional capital to invest in its fee businesses, including acquisitions, and to repurchase common shares. It is currently anticipated that the quarterly dividend will be reduced from $.24 per share to $.12 per share in the fourth quarter of 2001, resulting in additional annual capital of approximately $225 million for reinvestment.

Significant financial events (continued)

Repurchase of common stock

During the second quarter of 2001, approximately 8.6 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 20.0 million shares at a purchase price of $912 million for an average share price of $45.60 per share. Common shares outstanding at June 30, 2001, were 10.3% lower than at Dec. 31, 1998, reflecting a 53.8 million share reduction, net of shares reissued, primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $2.7 billion, at an average share price of $38.08 per share. Of the 8.6 million shares repurchased during the second quarter of 2001, 7.2 million shares completed the 25 million share repurchase program that was authorized by the board of directors in May 2000. In May 2001, the board of directors authorized an additional repurchase program of up to 25 million shares of common stock. At June 30, 2001, there were 23.6 million shares available for repurchase under the current program.

Business sectors

For the quarter ended June 30,

	Private		Global		Global		Global
	Client		Investment		Investment		Cash
	Services		Management		Services		Management
(dollar amounts in millions,
averages in billions)	2001	2000	2001	2000	2001	2000	2001	2000

Revenue:

Fee and other revenue	$84	$79	$256	$259	$334	$254	$63	$55

Net interest revenue (expense)	38	32	2	2	20	21	44	42

Total revenue	122	111	258	261	354	275	107	97

Credit quality expense (revenue)	—	—	—	—	—	—	—	—

Operating expense:

Intangible amortization	4	4	7	7	5	3	—	—

Other	62	58	162	168	261	198	75	68

Total operating expense	66	62	169	175	266	201	75	68

Income from continuing operations before taxes (benefits)	56	49	89	86	88	74	32	29

Income taxes (benefits)	22	19	36	35	33	28	11	11

Income (loss) from continuing operations	34	30	53	51	55	46	21	18

Income (loss) from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$34	$30	$53	$51	$55	$46	$21	$18

Average assets	$2.9	$2.8	$2.1	$2.6	$2.1	$2.1	$2.8	$2.7

Average common equity	$0.2	$0.2	$0.6	$0.6	$0.6	$0.5	$0.2	$0.2

Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—

Contribution to EPS	$.07	$.06	$.11	$.10	$.11	$.09	$.04	$.04

Return on common equity (b)	63%	53%	34%	37%	36%	37%	50%	54%

Return on assets (b)	NM	NM	NM	NM	NM	NM	NM	NM

Pretax operating margin	46%	44%	34%	33%	25%	27%	29%	30%

Pretax operating margin (c)	49%	48%	37%	35%	26%	28%	29%	30%

For the six months ended June 30,

	Private		Global		Global		Global
	Client		Investment		Investment		Cash
	Services		Management		Services		Management
(dollar amounts in millions,
averages in billions)	2001	2000	2001	2000	2001	2000	2001	2000

Revenue:

Fee and other revenue	$168	$155	$513	$547	$652	$495	$119	$103

Net interest revenue (expense)	72	60	5	3	45	39	86	78

Total revenue	240	215	518	550	697	534	205	181

Credit quality expense (revenue)	—	—	—	—	—	—	—	—

Operating expense:

Intangible amortization	9	8	14	14	9	6	—	—

Other	122	115	333	343	515	393	146	128

Total operating expense	131	123	347	357	524	399	146	128

Income from continuing operations before taxes (benefits)	109	92	171	193	173	135	59	53

Income taxes (benefits)	42	36	70	78	64	51	20	19

Income (loss) from continuing operations	67	56	101	115	109	84	39	34

Income (loss) from discontinued operations after tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$67	$56	$101	$115	$109	$84	$39	$34

Average assets	$3.0	$2.9	$2.1	$2.6	$2.1	$2.0	$2.6	$2.4

Average common equity	$0.2	$0.2	$0.6	$0.5	$0.6	$0.5	$0.2	$0.1

Average Tier I preferred equity	$—	$0.1	$—	$—	$—	$—	$—	$—

Contribution to EPS	$.14	$.11	$.21	$.23	$.22	$.17	$.08	$.07

Return on common equity (b)	61%	51%	34%	42%	35%	35%	46%	50%

Return on assets (b)	NM	NM	NM	NM	NM	NM	NM	NM

Pretax operating margin	46%	43%	33%	35%	25%	25%	29%	30%

Pretax operating margin (c)	49%	47%	36%	38%	26%	26%	29%	30%

(a)	Net income (loss) from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.

(b)	Ratios are annualized.

(c)	Excludes amortization of intangibles.

(d)	Consolidated average assets include average net assets of discontinued operations of $69 million and $2.034 billion for the second quarter of 2001 and 2000, respectively, and $775 million and $2.241 billion for the first six months of 2001 and 2000 respectively. Consolidated average Tier I preferred equity includes average equity of discontinued operations of $154 million and $155 million for the second quarter of 2001 and 2000, respectively, and $158 million for both the first six months of 2001 and 2000. Total revenue from discontinued operations was $138 million and $249 million for the second quarter of 2001 and 2000, respectively, and $408 million and $496 million for the first six months of 2001 and 2000, respectively.

NM — Not meaningful

Relationship		Total Core				Consolidated
Lending		Sectors		Other Activity		Results

2001	2000	2001	2000	2001	2000	2001	2000

$25	$26	$762	$673	$(118)	$51	$644	$724

54	51	158	148	(17)	(6)	141	142

79	77	920	821	(135)	45	785	866

—	3	—	3	1	6	1	9

4	4	20	18	2	1	22	19

35	33	595	525	(4)	9	591	534

39	37	615	543	(2)	10	613	553

40	37	305	275	(134)	29	171	304

15	14	117	107	(46)	10	71	117

25	23	188	168	(88)	19	100	187

—	—	—	—	—	—	(45)	60

$25	$23	$188	$168	$(88)	$19	$55	$247

$6.4	$7.5	$16.3	$17.7	$14.9	$11.4	$31.3 (d)	$31.1 (d)

$0.7	$0.7	$2.3	$2.2	$1.4	$1.6	$3.7	$3.8

$0.3	$0.2	$0.3	$0.2	$0.5	$0.6	$1.0 (d)	$1.0 (d)

$.06	$.05	$.39	$.34	$(.18)	$.04	$.21	$.38

14%	13%	32%	31%	NM	NM	11%	20%

1.55%	1.26%	4.62%	3.83%	NM	NM	1.28%	2.42%

51%	49%	33%	33%	NM	NM	22%	35%

56%	54%	35%	36%	NM	NM	25%	37%

Relationship		Total Core				Consolidated
Lending		Sectors		Other Activity		Results

2001	2000	2001	2000	2001	2000	2001	2000

$57	$52	$1,509	$1,352	$(85)	$122	$1,424	$1,474

105	104	313	284	(27)	(3)	286	281

162	156	1,822	1,636	(112)	119	1,710	1,755

1	7	1	7	(15)	4	(14)	11

7	8	39	36	3	4	42	40

70	67	1,186	1,046	1	33	1,187	1,079

77	75	1,225	1,082	4	37	1,229	1,119

84	74	596	547	(101)	78	495	625

32	28	228	212	(34)	28	194	240

52	46	368	335	(67)	50	301	385

—	—	—	—	—	—	18	115

$52	$46	$368	$335	$(67)	$50	$319	$500

$6.6	$8.0	$16.4	$17.9	$15.1	$11.1	$32.3 (d)	$31.2 (d)

$0.8	$0.8	$2.4	$2.1	$1.5	$1.7	$3.9	$3.8

$0.3	$0.2	$0.3	$0.3	$0.5	$0.5	$1.0 (d)	$1.0 (d)

$.11	$.09	$.76	$.67	$(.14)	$.10	$.62	$.77

14%	12%	31%	31%	NM	NM	16%	20%

1.60%	1.16%	4.53%	3.78%	NM	NM	1.88%	2.48%

52%	48%	33%	33%	NM	NM	29%	36%

57%	53%	35%	36%	NM	NM	31%	38%

Business sectors (continued)

The Corporation’s business sectors reflect the Corporation’s organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into five core business sectors. In addition, the effect of Other Activity has been displayed separately, as discussed further on page 16. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in note 1 of the 2000 Financial Annual Report to Shareholders except: fee and other revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis; and credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management’s judgment regarding the risks inherent in the individual lines of business. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

The results of regional consumer banking, small business banking, middle market banking, Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, Mellon Business Credit, jumbo and other consumer mortgages, are reflected as discontinued operations throughout the Corporation’s financial statements and have been removed from the core sectors presentation. Prior periods have been restated. The new presentation of the core business sectors’ results is consistent with the Corporation’s emphasis on high growth, fee-based businesses. The core business sectors are now classified as either Asset Management or Processing and Corporate Services sectors.

Summary

			% of Core				% of Core
	% of Core		Sector Income		% of Core		Sector Income
	Sector Revenue		Before Taxes		Sector Revenue		Before Taxes

	2Q01	2Q00	2Q01	2Q00	YTD01	YTD00	YTD01	YTD00

Asset Management	41%	45%	47%	49%	42%	47%	47%	52%

Processing and Corporate Services	59%	55%	53%	51%	58%	53%	53%	48%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	100%	100%

Following is a discussion of the Corporation’s business sectors. In the tables that follow, the income statement amounts and average allocated equity are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Business sectors (continued)

Asset Management

2Q 2001 vs. 2Q 2000	Total Revenue	Operating Expense	Income Before
	Growth	Growth	Taxes Growth

Private Client Services	10%	7%	15%

Global Investment Management	(1)%	(4)%	3%

Total Asset Management	2%	(1)%	8%

YTD 2001 vs. YTD 2000	Total Revenue	Operating Expense	Income Before
	Growth	Growth	Taxes Growth

Private Client Services	12%	6%	19%

Global Investment Management	(6)%	(3)%	(12)%

Total Asset Management	(1)%	—%	(2)%

Private Client Services

					Growth rates
	Quarter ended		Six months ended
					2Q 01	6 Mos 01
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2001	2000	2001	2000	2Q 00	6 Mos 00

Total revenue	$122	$111	$240	$215	10%	12%

Total operating expense	$66	$62	$131	$123	7%	6%

Income before taxes	$56	$49	$109	$92	15%	19%

Return on common equity	63%	53%	61%	51%

Pretax operating margin (a)	49%	48%	49%	47%

Assets under management	$52	$56			(8)%

Assets under administration or custody	$24	$35			(31)%

S&P 500 Index at period end	1,224	1,455			(16)%

(a)	Excludes amortization of intangibles.

Private Client Services includes private asset management services, private banking, and the results of Mellon United National Bank in Florida. This sector continues to show good growth in revenue and income before taxes for the second quarter and first six months of 2001, primarily resulting from higher private asset management fee revenue. Income before taxes increased 15% in the second quarter of 2001 compared with the prior-year period. This increase resulted from positive operating leverage as revenue increased 10%, while operating expense increased 7%. The revenue increase was primarily due to higher private asset management fee revenue. The operating expense increase reflected investments in staff and information systems to support business growth. The 19% increase in income before taxes in the first six months of 2001 compared with the first six months of 2000 was primarily due to higher revenue and earnings in private asset management.

Business sectors (continued)

Global Investment Management

					Growth rates
	Quarter ended		Six months ended
					2Q 01	6 Mos 01
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2001	2000	2001	2000	2Q 00	6 Mos 00

Total revenue	$258	$261	$518	$550	(1)%	(6)%

Total operating expense	$169	$175	$347	$357	(4)%	(3)%

Income before taxes	$89	$86	$171	$193	3%	(12)%

Return on common equity	34%	37%	34%	42%

Pretax operating margin (a)	37%	35%	36%	38%

Assets under management	$451	$422			7%

S&P 500 Index at period end	1,224	1,455			(16)%

(a)	Excludes amortization of intangibles.

Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management, and brokerage services. Income before taxes increased 3% in the second quarter of 2001, compared with the second quarter of 2000, but decreased 12% in the first six months of 2001 compared with the first six months of 2000. The results of this sector were negatively impacted by lower brokerage services and asset management revenue reflecting the impact of the equity market conditions in 2001, as represented by the Standard and Poor’s 500 Index which was down 16% at June 30, 2001 compared with June 30, 2000. Assets under management for this sector increased 7% to $451 billion at June 30, 2001, from $422 billion at June 30, 2000, primarily due to net higher levels of money market mutual funds and net new business. Average proprietary equity mutual funds decreased $6 billion, or 11%, in the second quarter of 2001 compared to the second quarter of 2000.

Processing and Corporate Services

2Q 2001 vs. 2Q 2000	Total Revenue	Operating Expense	Income Before
	Growth	Growth	Taxes Growth

Global Investment Services	29%	32%	21%

Global Cash Management	11%	13%	9%

Relationship Lending	2%	4%	6%

Total Processing and Corporate Services	21%	24%	14%

YTD 2001 vs. YTD 2000	Total Revenue	Operating Expense	Income Before
	Growth	Growth	Taxes Growth

Global Investment Services	31%	31%	29%

Global Cash Management	14%	15%	11%

Relationship Lending	4%	2%	13%

Total Processing and Corporate Services	22%	24%	21%

Business sectors (continued)

Global Investment Services

					Growth rates
	Quarter ended		Six months ended
					2Q 01	6 Mos 01
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2001	2000	2001	2000	2Q 00	6 Mos 00

Total revenue	$354	$275	$697	$534	29%	31%

Total operating expense	$266	$201	$524	$399	32%	31%

Income before taxes	$88	$74	$173	$135	21%	29%

Return on common equity	36%	37%	35%	35%

Pretax operating margin (a)	26%	28%	26%	26%

Assets under management	$43	$43			—%

Assets under administration or custody	$2,271	$2,222			2%

S&P 500 Index at period end	1,224	1,455			(16)%

(a)	Excludes amortization of intangibles.

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Income before taxes increased 21% in the second quarter of 2001, compared with the second quarter of 2000. The results of this sector were favorably impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. However, excluding the impact of the acquisition, revenue for this sector increased 10% and 11%, respectively, for the second quarter and first six months of 2001 compared with the prior-year periods, while income before taxes increased 20% and 25%, respectively, for the second quarter and the first six months of 2001 compared with the prior-year periods, reflecting higher institutional trust and custody, and higher benefits consulting revenue. Assets under administration or custody were $2.271 trillion at June 30, 2001, an increase of 2% compared with June 30, 2000, despite the 16% decrease in the Standard and Poor’s 500 Index at June 30, 2001, compared with June 30, 2000.

Business sectors (continued)

Global Cash Management

					Growth rates
	Quarter ended		Six months ended
					2Q 01	6 Mos 01
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2001	2000	2001	2000	2Q 00	6 Mos 00

Total revenue	$107	$97	$205	$181	11%	14%

Total operating expense	$75	$68	$146	$128	13%	15%

Income before taxes	$32	$29	$59	$53	9%	11%

Return on common equity	50%	54%	46%	50%

Pretax operating margin (a)	29%	30%	29%	30%

(a)	Excludes amortization of intangibles.

Global Cash Management includes the Corporation’s collection and disbursement, remittance processing and electronic services products provided to large corporations, financial institutions and the Federal government. Revenue and income before taxes continued to show steady growth in 2001 from new business and higher volumes from existing customers. Income before taxes increased 9% and 11%, respectively, for the second quarter and first six months of 2001 compared to the prior-year periods, on 11% and 14% revenue growth, respectively.

Relationship Lending

					Growth rates
	Quarter ended		Six months ended
					2Q 01	6 Mos 01
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2001	2000	2001	2000	2Q 00	6 Mos 00

Total revenue	$79	$77	$162	$156	2%	4%

Total operating expense	$39	$37	$77	$75	4%	2%

Income before taxes	$40	$37	$84	$74	6%	13%

Return on common equity	14%	13%	14%	12%

Pretax operating margin (a)	56%	54%	57%	53%

(a)	Excludes amortization of intangibles.

Relationship Lending includes large corporate and mid-corporate relationship banking, commercial real estate lending, insurance premium financing, corporate finance and derivative products, securities underwriting and trading, and international banking. Income before taxes increased 6% in the second quarter of 2001, compared with the second quarter of 2000 and increased 13% in the first six months of 2001 compared with the prior-year period. These improvements primarily resulted from decreases in credit quality expense compared with the prior-year periods.

Business sectors (continued)

Total Core Business Sectors

					Growth rates
	Quarter ended		Six months ended
					2Q 01	6 Mos 01
	June 30,	June 30,	June 30,	June 30,	vs	vs
	2001	2000	2001	2000	2Q 00	6 Mos 00

Total revenue	$920	$821	$1,822	$1,636	12%	11%

Total operating expense	$615	$543	$1,225	$1,082	13%	13%

Income before taxes	$305	$275	$596	$547	11%	9%

Return on common equity	32%	31%	31%	31%

Pretax operating margin (a)	35%	36%	35%	36%

Assets under management	$546	$521			5%

Assets under administration or custody	$2,295	$2,257			2%

S&P 500 Index at period end	1,224	1,455			(16)%

(a)	Excludes amortization of intangibles.

Income before taxes for the Core Sectors increased 11% and 9% in the second quarter and first six months of 2001 compared with the prior-year periods, reflecting good revenue growth and lower credit quality expense. The Core Sectors’ contribution to earnings per share increased 15% in the second quarter of 2001 over the prior-year period and increased 13% in the first six months of 2001 compared with the first six months of 2000.

Contribution to earnings per share from Total Core Business Sectors
(in millions, except per share amounts)	2Q001	2Q00	Growth	YTD01	YTD00	Growth

Asset Management	$87	$81	7%	$168	$171	(2)%

Processing and Corporate Services	$101	$87	15%	$200	$164	22%

Net Income	$188	$168	11%	$368	$335	10%

Contribution to EPS	$.39	$.34	15%	$.76	$.67	13%

Contribution to EPS — excluding goodwill amortization	$.43	$.38	13%	$.83	$.74	12%

Contribution to earnings per share from Total Core Business Sectors - Five Quarter Trend
(in millions, except per share amounts)	2Q01	1Q01	4Q00	3Q00	2Q00

Asset Management	$87	$81	$95	$92	$81

Processing and Corporate Services	$101	$99	$81	$83	$87

Net Income	$188	$180	$176	$175	$168

Contributions to EPS	$.39	$.37	$.36	$.35	$.34

Contribution to EPS — excluding goodwill amortization	$.43	$.40	$.39	$.39	$.38

Business sectors (continued)

Other Activity

Other Activity includes large ticket leasing and certain leveraged and other lending relationships that the Corporation intends to exit, as well as business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been allocated, for management reporting purposes, to the core business sectors. The results for the second quarter of 2000 also include the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000. Revenue of Other Activity reflects amounts not attributable to the operations of a particular business sector, and the net interest expense incurred to support the carrying value of the premises, equipment and other assets, including the Mellon Ventures investments.

The Other Activity sector recorded a pretax loss of $134 million in the second quarter of 2001, compared with a $29 million pretax gain in the second quarter of 2000. Revenue primarily reflects earnings on capital above that required for the core sectors, residual net interest revenue from Corporate Treasury after the transfer pricing of assets and liabilities included in the core sectors, gains from the sale of assets and the gains/losses and carrying costs of Mellon Ventures activities. In June 2001, the Corporation recorded a $140 million pre-tax, $91 million after-tax, or $.19 per share, charge for fair value adjustments of investment in the venture capital portfolio. These adjustments were necessary following sharp declines, primarily the fair values of private equity investments, in the portfolio due to the weakened economy and the general lack of venture capital funding. Excluding this charge, Mellon Ventures recorded a pretax loss of $15 million in the second quarter of 2001 compared with pretax income of less than $1 million in the second quarter of 2000, and a pretax loss of $23 million in the first six months of 2001 compared with pretax income of $13 million in the first six months of 2000. Other operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Average assets include assets that will be liquidated as part of the finalization of the Citizen’s transaction and other divestitures, the investments of Mellon Ventures and assets of certain support areas not identified with the major business sectors. This sector also includes liabilities recorded directly in Corporate Treasury and not associated with a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors, as well as capital required for the investments of Mellon Ventures.

Noninterest revenue

	Quarter ended			Six months ended

(dollar amounts in millions,	June 30,		June 30,	June 30,		June 30,
unless otherwise noted)	2001		2000	2001		2000

Trust and investment fee revenue:

Investment management	$332		$307	$656		$627

Administration and custody	209		173	414		346

Benefits consulting	69		63	135		119

Brokerage fees	10		15	23		34

Total trust and investment fee revenue	620		558	1,228		1,126

Cash management revenue	61		52	114		97

Foreign currency and securities trading revenue	47		42	102		93

Financing-related revenue	38		34	77		67

Equity investment (loss)/revenue	(146)		17	(137)		53

Other	14		12	20		22

Total fee and other revenue	634		715	1,404		1,458

Gains on the sales of securities	—		—	—		—

Total noninterest revenue	$634		$715	$1,404		$1,458

Fee revenue as a percentage of net interest and fee revenue (FTE)	85%	(a)	84%	85%	(a)	84%

Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	67%	(a)	64%	66%	(a)	64%

Assets under management at period end (in billions)	$546		$521

Assets under administration or custody at period end (in billions)	$2,295		$2,257

S&P 500 Index at period end	1,224		1,455

(a)	Excludes the impact of the fair value adjustment of venture capital investments.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Fee revenue of $634 million in the second quarter of 2001 when compared with the second quarter of 2000 was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services, the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party, and the fair value adjustment of venture capital investments. Excluding these factors, fee revenue increased 2% in the second quarter of 2001 compared with the prior-year period, due to higher trust and investment fee revenue, despite the 16% drop in the equity markets as represented by the Standard and Poor’s 500 Index.

	2nd Qtr. 2001	Six Mo. 2001
	over	over
Fee revenue growth (a)	2nd Qtr. 2000	Six Mo. 2000

Trust and investment fee revenue growth	4%	3%

Total fee revenue growth	2%	1%

(a)	Excludes the effect of acquisitions, the expiration of the long-term mutual fund administration contract with a third party and the fair value adjustment of venture capital investments.

Noninterest revenue (continued)

Investment management fee revenue

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(in millions)	2001	2000	2001	2000

Managed mutual funds (a):

Equity funds	$75	$81	$150	$161

Money market funds	60	43	111	87

Bond and fixed-income funds	31	30	61	60

Nonproprietary	8	10	16	18

Total managed mutual funds	174	164	338	326

Institutional	77	66	157	148

Private clients	81	77	161	153

Total investment management fee revenue	$332	$307	$656	$627

S&P 500 Index at period end	1,224	1,455	1,224	1,455

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $6 million and $8 million at June 30, 2001, and June 30, 2000, respectively. Net of year-to-date fees waived and fund expense reimbursements of $13 million and $17 million at June 30, 2001, and June 30, 2000, respectively.

Investment management fee revenue increased $25 million, or 8%, in the second quarter of 2001, compared with the second quarter of 2000, and increased $29 million, or 5%, in the first six months of 2001, compared with the first six months of 2000. The increase in the second quarter of 2001 compared to the second quarter of 2000 primarily resulted from an $10 million, or 6%, increase in mutual fund management revenue, an $11 million, or 17%, increase in institutional asset management revenue, and a $4 million, or 6%, increase in private client asset management revenue, despite the 16% drop in the Standard and Poor’s 500 Index at June 30, 2001, compared with June 30, 2000.

Mutual fund management fees are based upon the average net assets of each fund. The average assets of proprietary mutual funds managed in the second quarter of 2001 were $159 billion, up $23 billion, or 17%, from $136 billion in the second quarter of 2000. The increase primarily resulted from increases in average net assets of institutional taxable money market funds, offset in part by lower average net assets of equity funds. Proprietary equity funds averaged $50 billion in the second quarter of 2001, a decrease of $6 billion, or 11%, compared with $56 billion in the second quarter of 2000, reflecting the 16% drop in the Standard and Poor’s 500 Index at June 30, 2001, compared with June 30, 2000.

As shown in the table on the following page, the market value of assets under management was $546 billion at June 30, 2001, a $26 billion, or 5% unannualized, increase from $520 billion at March 31, 2001, and a $25 billion, or 5%, increase from $521 billion at June 30, 2000. The increase at June 30, 2001, compared to March 31, 2001, was in part due to an increase in institutional taxable money market investments, an improvement in equity markets in the second quarter of 2001 and net new business. The improvement compared with June 30, 2000, was due to an increase in institutional taxable money market investments and net new business. The equity markets at June 30, 2001, as measured by the Standard and Poor’s 500 Index, increased 5.5% compared with March 31, 2001, but decreased 15.8% compared with June 30, 2000, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, decreased 1.6% at June 30, 2001, compared to March 31, 2001, but increased 10.1% compared to June 30, 2000. At June 30, 2001, the market values of assets managed by the Corporation were comprised as follows: 35% domestic equities; 16% fixed income; 25% money market; 9% overlay and global fixed-income products; 7%

Noninterest revenue (continued)

international; and 8% securities lending cash collateral. As previously discussed on page 6, the acquisition of Standish will increase the Corporation’s assets under management to more than $585 billion.

Market value of assets under management, administration or custody at period end

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(in billions)	2001	2001	2000	2000	2000

Mutual funds managed:

Equity funds	$51	$47	$54	$60	$59

Money market funds	92	81	68	64	58

Bond and fixed-income funds	22	22	21	21	21

Nonproprietary	25	23	31	32	31

Total mutual funds managed	190	173	174	177	169

Institutional (a)	306	298	302	309	298

Private clients	50	49	54	54	54

Total market value of assets under management	$546	$520	$530	$540	$521

Market value of assets under administration or custody (b)(c)	$2,295	$2,251	$2,267	$2,298	$2,257

Total market value of assets under management, administration or custody	$2,841	$2,771	$2,797	$2,838	$2,778

S&P 500 Index at period end	1,224	1,160	1,320	1,437	1,455

(a)	Includes assets managed at Pareto Partners of $29 billion at June 30, 2001, $28 billion at March 31, 2001, $29 billion at Dec. 31, 2000, $29 billion at Sept. 30, 2000, and $30 billion at June 30, 2000. The Corporation has a 30% equity interest in Pareto Partners.

(b)	Includes $299 billion of assets at June 30, 2001; $300 billion of assets at March 31, 2001; $323 billion of assets at Dec. 31, 2000; $330 billion of assets at Sept. 30, 2000; and $320 billion of assets at June 30, 2000, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce.

(c)	Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, included in the table above, were $123 billion at June 30, 2001; $103 billion at March 31, 2001; $95 billion at Dec. 31, 2000; $84 billion at Sept. 30, 2000; and $64 billion at June 30, 2000.

At June 30, 2001, the combined market values of $25 billion of nonproprietary mutual funds and $306 billion of institutional assets managed, by asset type, were as follows: equities, $108 billion; balanced, $37 billion; fixed income, $48 billion; money market, $89 billion (which includes securities lending assets of $49 billion); and $49 billion in overlay and global fixed-income products, primarily at Pareto Partners, for a total of $331 billion.

Administration and custody fee revenue

Administration and custody fee revenue increased $36 million, or 20%, in the second quarter of 2001 compared with the second quarter of 2000 and increased $68 million, or 20%, in the first six months of 2001, compared with the first six months of 2000. The increase in the second quarter of 2001 compared with the second quarter of 2000 was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services and by the May 2000 expiration of the long-term mutual fund administration contract with a third party. Excluding these factors, administration and custody fee revenue decreased 1% compared to the second quarter of 2000, primarily due to lower administration fee revenue from mutual funds. The results of Mellon Investor Services had been accounted for under the equity method of accounting prior to the acquisition, with the net results recorded as administration and custody revenue.

Noninterest revenue (continued)

Following the acquisition, the gross fee revenue from this business is primarily included in administration and custody revenue. Mellon Investor Services generated $63 million of gross fee revenue in the second quarter of 2001. Fees from the long-term mutual fund administration contract totaled $13 million pre-tax, or approximately $.015 per common share, in the second quarter through May 2000, when the contract expired.

The market value of assets under administration or custody, shown in the table on the previous page, was $2,295 billion at June 30, 2001, an increase of $44 billion, or 2% unannualized, compared with $2,251 billion at March 31, 2001, and an increase of $38 billion, or 2%, compared with $2,257 billion at June 30, 2000, reflecting in part the impact of new business.

Benefits consulting

Benefits consulting fees generated by Buck Consultants increased $6 million, or 9%, in the second quarter of 2001 compared with the second quarter of 2000. This increase primarily reflects new client project activity and revenue from existing clients.

Brokerage fees

The $5 million, or 31%, decrease in brokerage fees in the second quarter of 2001 compared to the prior-year period primarily resulted from lower trading volumes in the volatile equities markets. Dreyfus Brokerage Services, Inc. averaged approximately 7,700 trades per day in the second quarter of 2001, compared with approximately 13,200 trades per day in the second quarter of 2000.

Cash management revenue

Cash management revenue increased $9 million, or 16%, in the second quarter of 2001 compared with the prior-year period. The increase primarily resulted from higher volumes of cash management business, particularly in electronic services. Cash management revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on the compensating balances are recognized in net interest revenue. See page 14 of this report for a discussion of the Corporation’s Global Cash Management business sector.

Foreign currency and securities trading revenue

Foreign currency and securities trading revenue increased $5 million, or 14%, to $47 million in the second quarter of 2001, compared with the prior-year period, primarily due to higher foreign exchange revenue.

Financing-related and equity investment revenue

In June 2001, the Corporation recorded a $140 million pre-tax, $91 million after-tax, or $.19 per share, charge for fair value adjustments of investments in the venture capital portfolio. These adjustments were necessary following sharp declines, primarily the fair values of private equity investments, in the portfolio due to the weakened economy and the general lack of venture capital funding. Financing-related and equity investment revenue, excluding the $140 million adjustment, totaled $32 million in the second quarter of 2001, compared with $51 million of revenue in the second quarter of 2000. Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; loan securitization revenue; gains or losses on loan securitizations and sales; and gains or losses on lease residuals, increased $4 million in the second quarter of 2001 compared with the second quarter of 2000. Equity investment revenue, which includes realized and unrealized gains and losses on venture capital investments, decreased

Noninterest revenue (continued)

$23 million in the second quarter of 2001, compared with the second quarter of 2000, excluding the venture capital fair value adjustment, primarily due to lower levels of realized gains.

Trust and investment fee revenue including gross joint venture fee revenue

For analytical purposes, the table below presents trust and investment fee revenue, including gross joint venture fee revenue. The Corporation accounts for its interests in joint ventures under the equity method of accounting, with net results recorded primarily as trust and investment fee revenue. The gross joint venture fee revenue is not included in the reported fee revenue. Approximately half of the trust and investment gross joint venture fee revenue for the second quarter and first six months of 2000 presented in the table below is attributable to Mellon Investor Services. Following the December 2000 acquisition of the remaining 50% interest in the joint venture, this gross revenue began to be included in reported fee revenue.

	Quarter end		Six months ended

	June 30,	June 30,	June 30,	June 30,
(in millions)	2001	2000	2001	2000

Trust and investment fee revenue including gross joint venture fee revenue	$684	$679	$1,359	$1,382

Less: Trust and investment gross joint venture fee revenue (a)	(64)	(121)	(131)	(256)

Total trust and investment revenue as reported	$620	$558	$1,228	$1,126

(a)	The gross joint venture fee revenue presented above is shown net of the equity income earned from the joint ventures.

Year-to-date 2001 compared with year-to-date 2000

Fee revenue for the first six months of 2001 totaled $1.404 billion, a $54 million decrease compared with the first six months of 2000. Fee revenue in the first six months of 2001 was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services, the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party, and the fair value adjustment of venture capital investments. Excluding these factors, fee revenue increased 1% in the first six months of 2001 compared with the first six months of 2000, due to a 3% increase in trust and investment fee revenue.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the second quarter of 2001 totaled $141 million, compared with $142 million in the second quarter of 2000. The net interest margin was 2.60% in the second quarter of 2001, down 27 basis points compared with 2.87% in the second quarter of 2000, reflecting a lower yielding asset mix. Loans represented 48% of average interest-earning assets in the second quarter of 2001, compared with 57% in the prior-year period. Average interest-earning assets increased $1.8 billion as a $2.4 billion increase in average securities was partially offset by a $900 million decrease in average loans.

Year-to-date 2001 compared with year-to-date 2000

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $286 million and 2.60%, respectively, in the first half of 2001, compared with $281 million and 2.80%, respectively, in the first half of 2000. The $5 million, or 2%, increase in net interest revenue in the first six months of 2001 primarily resulted from a $2.0 billion higher level of interest-earning assets.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

		Six months ended

		June 30, 2001		June 30, 2000
		Average	Average	Average	Average
(dollar amounts in millions)		balance	yields/rates	balance	yields/rates

Assets	Interest-earning assets:

	Interest-bearing deposits with banks	$1,406	4.97%	$911	5.64%

	Federal funds sold and securities under resale agreements	920	5.44	972	6.15

	Other money market investments	189	5.36	80	5.01

	Trading account securities	371	4.92	231	6.86

	Securities:

	U.S. Treasury and agency securities (a)	8,134	6.25	6,130	6.57

	Obligations of states and political subdivisions (a)	226	6.73	135	6.16

	Other (a)	196	7.78	97	7.51

	Loans, net of unearned discount (a)	10,673	7.48	11,856	7.66

	Total interest-earning assets	22,115	6.70	20,412	7.19

	Cash and due from banks	2,857		2,798

	Premises and equipment	611		439

	Customers’ acceptance liability	17		93

	Net acquired property	6		7

	Other assets (a)	6,111		5,719

	Reserve for credit losses	(255)		(290)

	Net assets of discontinued operations	775		2,241

	Total assets	$32,237		$31,419

Liabilities	Interest-bearing liabilities:

and shareholders’	Deposits in domestic offices:

equity	Demand	$210	3.52%	$364	2.77%

	Money market and other savings accounts	6,401	3.45	6,206	2.33

	Retail savings certificates	185	4.79	207	4.87

	Other time deposits	1,230	4.73	1,033	5.55

	Deposits in foreign offices	3,409	4.26	2,984	4.77

	Total interest-bearing deposits	11,435	3.82	10,794	3.37

	Federal funds purchased and securities under repurchase agreements	2,135	4.80	1,663	5.80

	U.S. Treasury tax and loan demand notes	314	4.93	376	5.74

	Term federal funds purchased	43	5.09	244	6.06

	Commercial paper	310	5.00	143	6.24

	Other funds borrowed	446	5.47	1,162	6.53

	Notes and debentures (with original maturities over one year)	3,650	6.22	3,424	6.75

	Trust-preferred securities	976	8.12	991	7.97

	Total interest-bearing liabilities	19,309	4.70	18,797	4.74

	Total noninterest-bearing deposits	6,933		6,258

	Acceptances outstanding	17		93

	Other liabilities (a)	2,151		2,283

	Total liabilities	28,410		27,431

	Shareholders’ equity (a)	3,827		3,988

	Total liabilities and shareholders’ equity	$32,237		$31,419

Rates	Yield on total interest-earning assets		6.70%		7.19%

	Cost of funds supporting interest-earning assets		4.10		4.39

	Net interest income/margin:

	Taxable equivalent basis		2.60%		2.80%

	Without taxable equivalent increments		2.57		2.79

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

		Quarter ended

		June 30, 2001		June 30, 2000
		Average	Average	Average	Average
(dollar amounts in millions)		balance	yields/rates	balance	yields/rates

Assets

	Interest-earning assets:

	Interest-bearing deposits with banks	$1,371	4.51%	$1,061	5.68%

	Federal funds sold and securities under resale agreements	782	4.68	1,062	6.34

	Other money market investments	178	5.82	92	4.80

	Trading account securities	379	4.17	214	7.21

	Securities:

	U.S. Treasury and agency securities (a)	7,877	6.10	6,117	6.62

	Obligations of states and political subdivisions (a)	251	6.70	139	6.17

	Other (a)	317	7.66	93	6.32

	Loans, net of unearned discount (a)	10,507	7.33	11,373	8.01

	Total interest-earning assets	21,662	6.53	20,151	7.51

	Cash and due from banks	3,013		3,050

	Premises and equipment	625		466

	Customers’ acceptance liability	10		74

	Net acquired property	6		5

	Other assets (a)	6,108		5,850

	Reserve for credit losses	(247)		(291)

	Net assets of discontinued operations	69		2,034

	Total assets	$31,246		$31,339

Liabilities	Interest-bearing liabilities:

and shareholders’	Deposits in domestic offices:

equity	Demand	$215	3.58%	$363	1.11%

	Money market and other savings accounts	6,145	3.85	6,268	2.60

	Retail savings certificates	174	4.04	206	3.15

	Other time deposits	717	5.03	1,140	5.60

	Deposits in foreign offices	3,302	3.72	2,916	4.94

	Total interest-bearing deposits	10,553	3.91	10,893	3.50

	Federal funds purchased and securities under repurchase agreements	2,133	4.20	1,621	6.16

	U.S. Treasury tax and loan demand notes	279	4.21	301	6.26

	Term federal funds purchased	47	4.59	140	6.26

	Commercial paper	372	4.61	189	6.40

	Other funds borrowed	445	6.13	953	6.94

	Notes and debentures (with original maturities over one year)	3,721	5.67	3,395	6.76

	Trust-preferred securities	962	8.17	991	7.97

	Total interest-bearing liabilities	18,512	4.59	18,483	4.91

	Total noninterest-bearing deposits	7,001		6,443

	Acceptances outstanding	10		75

	Other liabilities (a)	2,032		2,400

	Total liabilities	27,555		27,401

	Shareholders’ equity (a)	3,691		3,938

	Total liabilities and shareholders’ equity	$31,246		$31,339

Rates	Yield on total interest-earning assets		6.53%		7.51%

	Cost of funds supporting interest-earning assets		3.93		4.64

	Net interest income/margin:

	Taxable equivalent basis		2.60%		2.87%

	Without taxable equivalent increments		2.57		2.87

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2001	2000	2001	2000

Staff expense	$366	$328	$737	$664

Professional, legal and other purchased services	76	63	150	123

Net occupancy expense	53	42	105	90

Equipment expense	35	33	73	65

Business development	28	31	56	63

Amortization of goodwill	20	18	39	37

Amortization of other intangible assets	2	1	3	3

Communications expense	17	17	35	35

Net revenue from acquired property	—	—	—	(1)

Other expense	16	20	31	39

Total operating expense	$613	$553	$1,229	$1,118

Efficiency ratio (a)	66%	64%	66%	64%

Efficiency ratio excluding amortization of goodwill	64%	62%	64%	62%

Average full-time equivalent staff	21,800	20,100	21,900	20,000

(a)	Operating expense before net revenue from acquired property, as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the venture capital fair value adjustment and gains on the sales of securities.

Operating expense totaled $613 million in the second quarter of 2001, an increase of $60 million compared with the second quarter of 2000. Excluding the effect of acquisitions, operating expense increased 2% compared with the second quarter of 2000, due in part to higher staff and net occupancy expense. The increase in the average full-time equivalent staff in the second quarter of 2001 compared to the second quarter of 2000, was primarily due to the acquisition of the remaining 50% interest in Mellon Investor Services.

	2nd Qtr. 2001	Six Mo. 2001
	over	over
Operating expense growth	2nd Qtr. 2000	Six Mo. 2000

Operating expense growth (a)	2%	1%

(a)	Excludes the effect of acquisitions and is before the net revenue from acquired property, where applicable.

Year-to-date 2001 compared with year-to-date 2000

Operating expense totaled $1.229 billion in the first six months of 2001, compared with $1.118 billion in the first six months of 2000. Excluding the effect of acquisitions, operating expense increased 1% in the first six months of 2001 compared with the prior-year period, also primarily due to higher staff and net occupancy expense.

Income taxes

The provision for income taxes from continuing operations totaled $58 million in the second quarter of 2001 compared with $109 million in the second quarter of 2000. The Corporation’s effective tax rate on income from continuing operations, excluding the effect of the venture capital fair value adjustment, for the second quarter of 2001 was 36%, compared with 36.5% in the second quarter of 2000. It is currently anticipated that the effective tax rate will be approximately the same for the remainder of 2001.

Asset/liability management

	Quarter ended

	June 30,	June 30,
(average balances in millions)	2001	2000

Assets:

Money market investments	$2,331	$2,215

Trading account securities	379	214

Securities	8,513	6,121

Loans	10,507	11,373

Total interest-earning assets	21,730	19,923

Noninterest-earning assets	9,831	11,484

Reserve for credit losses	(247)	(291)

Total assets	$31,314	$31,116

Funds supporting total assets:

Core funds	$26,167	$25,550

Purchased funds	5,147	5,566

Funds supporting total assets	$31,314	$31,116

The Corporation’s average interest-earning assets increased $1.8 billion in the second quarter of 2001, compared with the second quarter of 2000, as a $2.4 billion increase in average securities was partially offset by a $900 million decrease in average loans.

Core funds, which are considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $2.5 billion in the second quarter of 2001 from the prior-year period, reflecting the lower level of noninterest-earning assets. Core funds averaged 130% of core assets in the second quarter of 2001, compared with 113% in the second quarter of 2000.

Purchased funds are defined as deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, and other funds borrowed. Purchased funds decreased $419 million in the second quarter of 2001 from the prior-year period, primarily due to decreases in other funds borrowed. As a percentage of total average assets, purchased funds were 16% in the second quarter of 2001, compared with 18% in the second quarter of 2000.

Composition of loan portfolio

The loan portfolio at June 30, 2001, decreased $932 million and $1.348 billion compared with Dec. 31, 2000, and June 30, 2000, respectively. The decrease from both periods primarily resulted from a lower level of commercial loans and consumer loans. At June 30, 2001, the composition of the loan portfolio was 83% commercial and 17% consumer.

Composition of loan portfolio	June 30,	Dec. 31,	June 30,
(in millions)	2001	2000	2000

Domestic loans and leases:

Commercial and financial	$4,143	$4,818	$4,987

Commercial real estate	2,337	2,178	1,977

Consumer credit	1,717	2,069	2,447

Lease finance assets	618	644	736

Total domestic loans and leases	8,815	9,709	10,147

International loans and leases	1,137	1,175	1,153

Total loans and leases, net of unearned discount	$9,952	$10,884	$11,300

Commercial and financial

At June 30, 2001, total domestic commercial and financial loans decreased by $675 million, or 14%, compared with Dec. 31, 2000, and by $844 million, or 17%, compared with June 30, 2000, primarily as a result of an insurance premium financing loan securitization and a lower level of wholesale lending. Commercial and financial loans represented 42% of the total loan portfolio at June 30, 2001, compared with 44% at both Dec. 31, 2000, and June 30, 2000.

Commercial real estate

At June 30, 2001, domestic commercial real estate loans increased by $159 million, or 7%, compared with Dec. 31, 2000, and by $360 million, or 18%, compared with June 30, 2000. Domestic commercial real estate loans represented 23% of total loans at June 30, 2001, up from 20% at Dec. 31, 2000, and 17% at June 30, 2000.

Consumer credit

Consumer credit, which principally consists of margin loans, secured and unsecured personal credit lines for private clients customers, and consumer mortgages, was $1.717 billion at June 30, 2001, a decrease of $352 million, or 17%, from Dec. 31, 2000, and $730 million, or 30%, from June 30, 2000. The decrease compared with prior periods was due in part to lower levels of secured margin loans.

Lease finance assets

Lease finance assets, which represent large-ticket leases, totaled $618 million at June 30, 2001, compared with $644 million at Dec. 31, 2000, and $736 million at June 30, 2000.

International loans

Loans to international borrowers totaled $1.137 billion at June 30, 2001, compared with $1.175 billion at Dec. 31, 2000, and $1.153 billion at June 30, 2000. International loans represented 11% of the total loan portfolio at June 30, 2001, and Dec. 31, 2000, and 10% at June 30, 2000.

Composition of loan portfolio (continued)

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

	June 30,	Dec. 31,	June 30,
(in millions)	2001	2000	2000

Commitments to extend credit:

Expire within one year	$15,790	$16,790	$15,966

Expire within one to five years	10,001	11,537	13,505

Expire over five years	472	518	756

Total	26,263	28,845	30,227

Standby letters of credit and foreign and other guarantees (b)	3,696	4,111	4,613

Commercial letters of credit (c)	29	47	106

Custodian securities lent with indemnification against broker default of return of securities	44,213	41,917	41,878

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 82 through 84 of the 2000 Financial Annual Report to Shareholders.

(b)	Net of participations and cash collateral totaling $265 million, $268 million and $368 million, respectively.

(c)	Net of participations and collateral totaling $16 million, $7 million and $26 million, respectively.

Commitments to extend credit expiring over one year decreased $3.788 billion, or 27%, at June 30, 2001, compared with June 30, 2000, and decreased $1.582 billion, or 13%, compared with Dec. 31, 2000.

Capital

Selected capital data	June 30,	Dec. 31,	June 30,
(dollar amounts in millions, except per share amounts)	2001	2000	2000

Total shareholders’ equity	$3,443	$4,152	$3,864

Total shareholders’ equity to assets ratio	10.50%	11.92%	12.87%

Tangible shareholders’ equity (a)	$2,247	$2,967	$2,678

Tangible shareholders’ equity to assets ratio (b)	7.13%	8.84%	9.31%

Tier I capital ratio (c)(d)	7.31%	7.23%	6.72%

Total (Tier I plus Tier II) capital ratio (c)(d)	11.82%	11.74%	10.97%

Leverage capital ratio (c)(d)	6.28%	7.11%	6.69%

Total Tier I capital (d)	$2,788	$3,200	$3,039

Total (Tier I plus Tier II) capital (d)	$4,509	$5,194	$4,959

Total risk-adjusted assets (d)	$38,161	$44,247	$45,217

Average assets — leverage capital basis (d)	$44,403	$44,996	$45,433

Book value per common share	$7.32	$8.53	$7.91

Tangible book value per common share	$4.78	$6.10	$5.49

Closing common stock price	$46.00	$49.19	$36.44

Market capitalization	$21,621	$23,941	$17,788

Common shares outstanding (000)	470,030	486,739	488,171

(a)	Includes $79 million, $89 million and $77 million, respectively, of minority interest, primarily related to Newton. In addition, includes $198 million, $191 million and $171 million, respectively, of tax benefits related to tax deductible goodwill and other intangibles.

(b)	Shareholders’ equity plus minority interest less goodwill and other intangibles recorded in connection with purchase acquisitions divided by total assets less goodwill and other intangibles recorded in connection with purchase acquisitions. The amount of goodwill and other intangibles subtracted from shareholders’ equity and total assets is net of the tax benefit.

(c)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

(d)	Includes discontinued operations.

The Corporation’s capital ratios compared with Dec. 31, 2000, reflect the effect of common stock repurchases partially offset by lower asset levels. The improvement in the Corporation’s Tier I and Total capital ratios compared with June 30, 2000, reflects a lower level of risk-adjusted assets.

During the second quarter of 2001, approximately 8.6 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 20.0 million shares. Common shares outstanding at June 30, 2001, were 10.3% lower than at Dec. 31, 1998, reflecting a 53.8 million share reduction, net of shares reissued, primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $2.7 billion, at an average share price of $38.08 per share. Of the 8.6 million shares repurchased during the second quarter of 2001, 7.2 million shares completed the 25 million share repurchase program that was authorized by the board of directors in May 2000. In May 2001, the board of directors authorized an additional repurchase program of up to 25 million shares of common stock. At June 30, 2001, there were 23.6 million common shares available for repurchase under the current program.

Capital (continued)

Common shares outstanding	Second Quarter		Year-to-date		Full Year
(in millions)	2001		2001		2000

Beginning shares outstanding	477.2		486.7		500.6

Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.4		3.3		7.2

Shares repurchased	(8.6	)(a)	(20.0	)(b)	(21.1	)(c)

Ending shares outstanding	470.0		470.0		486.7

(a)	Purchase price of $384 million for an average share price of $44.76 per share.

(b)	Purchase price of $912 million for an average share price of $45.60 per share.

(c)	Purchase price of $737 million for an average share price of $34.87 per share.

Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation’s banking subsidiaries qualified as well capitalized at June 30, 2001. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation’s banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

Acquisition-related intangibles

Acquisition-related intangibles	June 30,	Dec. 31,	June 30,
(in millions)	2001	2000	2000

Goodwill	$1,451	$1,441	$1,408

Purchased core deposit and other identified intangibles	22	24	26

Total acquisition-related intangibles	$1,473 (a)	$1,465	$1,434

(a)	At June 30, 2001, $544 million is tax deductible and $929 million is non-tax deductible.

The $39 million increase in acquisition-related intangibles from June 30, 2000, primarily resulted from the effect of acquisitions, most notably the fourth quarter 2000 acquisition of the remaining 50% interest in Mellon Investor Services, partially offset by recording amortization expense of $84 million. For the full-year 2001, using common shares and equivalents outstanding at June 30, 2001, the after-tax impact of the annual amortization is expected to be approximately $75 million, or approximately $.16 per share, of which approximately $.15 per share relates to the amortization of goodwill.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminated the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but would be subject to impairment testing.

The effective date for the elimination of the pooling of interest method was July 1, 2001. For acquisitions completed prior to July 1, 2001, existing goodwill will be amortized through the end of 2001. For acquisitions completed after June 30, 2001, the goodwill will not be amortized. Excluding the after-tax impact of the amortization of goodwill, diluted earnings per common share from continuing operations would have been $.04 per share higher in the second quarter of 2001, and $.03 per share higher in the second quarter of 2000.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with approximately one year remaining until maturity, as well as $900 million of unused capacity under an effective debt shelf registration statement.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $645 million during the second quarter of 2001 to $2.589 billion. The decrease resulted from $5.890 billion of net cash used in financing activities, partially offset by $343 million of net cash provided by investing activities and $161 million of net cash provided by operating activities. Net cash used in financing activities primarily reflected decreases in customer deposits, and the repurchase of common stock. Net cash provided by investing activities primarily reflected lower levels of federal funds sold.

Contractual maturities of the Corporation’s long-term debt totaled $100 million during the second quarter of 2001, with an additional $100 million in the remainder of 2001, all of which is related to parent term debt. In May 2001, the Corporation issued $300 million of 6.4% subordinated notes maturing in 2011. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table below. Mellon Bank, N.A. currently has double-A long-term deposit ratings from all major credit rating agencies. The ratings presented in the table below were re-affirmed by Standard and Poor’s, Moody’s and Fitch following the announcement by the Corporation that it had reached an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations.

Senior and subordinated debt ratings
at June 30, 2001	Standard & Poor's		Moody's	Fitch

Mellon Financial Corporation:

Issuer rating	—		A1	—

Senior debt	A	+	A1	AA	-

Subordinated debt	A		A2	A	+

Mellon Bank, N.A.:

Long-term deposits	AA	-	Aa3	AA

Subordinated debt	A	+	A1	A	+

The Corporation paid $220 million in common stock dividends in the first six months of 2001, compared with $208 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 210% in the second quarter of 2001 compared with 44% in the second quarter of 2000. The ratio in the second quarter of 2001 was significantly impacted by the charge for fair value adjustments of venture capital investments and by the loss from discontinued operations. Based upon shares outstanding at June 30, 2001, and the current quarterly common dividend rate of $.24 per share, the annualized common stock dividend cash requirement would be approximately $450 million. However, in July 2001, the Corporation announced that it will realign its common dividend to be consistent with other growth companies in the financial services industry, enabling it to re-deploy additional capital to invest in its fee businesses, including acquisitions, and to repurchase common shares. It is currently anticipated that the quarterly dividend will be reduced from $.24 per share to $.12 per share in the fourth quarter of 2001, resulting in additional annual capital of approximately $225 million for reinvestment.

Liquidity and dividends (continued)

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation’s 2000 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2001, of approximately $100 million, less any dividends declared and plus or minus net profits or losses, as defined, between July 1, 2001, and the date of any such dividend declaration.

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

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets; U.S. government and federal agency securities; municipal securities; mortgage-backed securities; corporate bonds; asset-backed securities; fixed-rate wholesale term funding; and interest rate swaps. The table below illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on equity. This analysis was prepared using the levels of all interest-earning assets adjusted for anticipated asset sales related to business divestitures, supporting funds and derivative instruments used for interest rate risk management at June 30, 2001, assuming that the level of loan fees remains unchanged, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the June 30, 2001, levels and remaining at those levels thereafter.

Interest rate sensitivity analysis (continued)

Interest rate simulation sensitivity analysis

	Movements in interest rates from June 30, 2001 rates

	Increase						Decrease

Simulated impact in the next 12 months	+50bp		+100bp		+200bp		-50bp		-100bp		-200bp
compared with June 30, 2001:
Net interest revenue (decrease) increase	(0.6)%		(1.6)%		(4.0)%		—%		(0.8)%		(3.2)%
Earnings per share (decrease) increase	$(.01)		$(.01)		$(.03)		$—		$(.01)		$(.03)
Return on equity (decrease) increase	(7	)bp	(19	)bp	(47	)bp	—	bp	(9	)bp	(37	)bp

The anticipated impact on net interest revenue and portfolio equity under the 50, 100 and 200 basis point increase (decrease) scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk under all scenarios at both June 30, 2001, and June 30, 2000. The simulation analysis reflects the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

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

Interest rate sensitivity analysis (continued)

Maturities of derivative instruments used to manage interest rate risk

							Total at
							June 30,
(notional amounts in millions)	2001	2002	2003	2004	2005	2006+	2001

Receive fixed/pay floating generic swaps (a):
Notional amount	$—	$—	$500	$200	$550	$900	$2,150

Weighted average rate:

Receive	—	—	6.77%	6.00%	6.76%	6.29%	6.49%

Pay	—	—	4.03%	4.00%	4.56%	4.01%	4.15%

Receive fixed/pay floating callable swaps (b):

Notional amount	$—	$—	$—	$—	$—	$500	$500

Weighted average rate:

Receive	—	—	—	—	—	7.72%	7.72%

Pay	—	—	—	—	—	4.00%	4.00%

Pay fixed/receive floating generic swaps (a):

Notional amount	$2	$204	$6	$6	$3	$—	$221

Weighted average rate:

Receive	4.52%	3.90%	4.52%	4.52%	4.52%	—	3.96%

Pay	5.15%	6.46%	5.15%	5.15%	5.15%	—	6.37%

Total notional amount	$2	$204	$506	$206	$553	$1,400	$2,871

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.

(b)	Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at June 30, 2001, are shown in this table.

The table below presents the gross notional amounts of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the table above and the table below should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

Interest rate swaps	June 30,	Dec. 31,
(in millions)	2001	2000

Instruments associated with long term debt and trust-preferred securities	$2,850	$2,570

Instruments associated with loans	21	—

Total notional amount (a)	$2,871	$2,570

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $64 million at June 30, 2001, and $34 million at Dec. 31, 2000. The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

The Corporation entered into these derivative instruments to alter the natural interest rate risk embedded in its liabilities and assets. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net

Interest rate sensitivity analysis (continued)

differential resulted in interest revenue of $10 million and $9 million in the second quarter and first half of 2001, compared with interest expense of $2 million and $5 million in the second quarter and first half of 2000.

The estimated unrealized fair value of the Corporation’s risk management derivative instruments at June 30, 2001, was a positive $49 million, compared to a positive $31 million at Dec. 31, 2000. The improvement primarily resulted from the decrease in interest rates in 2001. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the derivative instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $7 million at June 30, 2001, and approximately $3 million at Dec. 31, 2000.

Interest rate sensitivity analysis (continued)

Derivative instruments used for trading activities (a)

	June 30,	Dec. 31,
(notional amounts in millions)	2001	2000

Foreign currency contracts:

Commitments to purchase	$17,049	$13,511

Commitments to sell	17,316	13,751

Foreign currency and other option contracts purchased	1,172	494

Foreign currency and other option contracts written	1,360	493

Interest rate agreements (b):

Interest rate swaps	10,793	10,611

Options, caps and floors purchased	1,174	1,173

Options, caps and floors written	1,500	1,506

Futures and forward contracts	13,198	3,530

Other products	656	812

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $620 million at June 30, 2001, and $763 million at Dec. 31, 2000.
(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Provision for credit losses, reserve for credit losses and review of net credit losses

Net credit losses totaled $20 million in the second quarter of 2001 and primarily resulted from two loans that had been on nonperforming status, which were sold in the second quarter of 2001, and a write-down of a nonperforming loan in the manufacturing sector. A portion of the reserve for credit losses had been previously assigned to these loans, which approximated the amount of the credit losses recorded in the quarter. The reserve for credit losses as a percentage of loans was 2.38% at June 30, 2001, compared with 2.51% at Dec. 31, 2000, and 2.58% at June 30, 2000. The reserve as a percentage of nonperforming loans was 191% at June 30, 2001, 165% at Dec. 31, 2000, and 219% at June 30, 2000.

Reserve for credit losses and review of net credit losses

Credit loss reserve activity	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(dollar amounts in millions)	2001	2000	2001	2000

Reserve at beginning of period	$257	$291	$273	$288

Net change in reserve from loan securitizations	(1)	—	(1)	—

Credit losses:

Domestic:

Commercial and financial	(19)	(9)	(20)	(21)

Commercial real estate	—	—	—	—

Total domestic	(19)	(9)	(20)	(21)

International	(1)	—	(1)	—

Total credit losses	(20)	(9)	(21)	(21)

Recoveries:

Domestic:

Commercial and financial	—	1	—	1

Commercial real estate	—	—	—	—

Total domestic	—	1	—	1

International	—	—	—	12

Total recoveries	—	1	—	13

Net credit (losses) recoveries:

Domestic:

Commercial and financial	(19)	(8)	(20)	(20)

Commercial real estate	—	—	—	—

Total domestic	(19)	(8)	(20)	(20)

International	(1)	—	(1)	12

Total net credit losses	(20)	(8)	(21)	(8)

Provision for credit losses	1	9	(14)	12

Reserve at end of period	$237	$292	$237	$292

Reserve as a percentage of total loans	2.38%	2.58%	2.38%	2.58%
Reserve as a percentage of nonperforming loans	191%	219%	191%	219%

Annualized net credit losses to average loans	.75%	.29%	.40%	.15%

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

At June 30, 2001, nonperforming assets totaled $128 million, a decrease of $64 million compared with March 31, 2001, and $11 million compared with June 30, 2000. The decrease compared with March 31, 2001, primarily resulted from the sale of $77 million of nonperforming loans — including loans to a health care provider and a borrower in the financial services industry — and credit losses and principal repayments. This decrease was partially offset by the assignment of nonperforming status to $41 million of outstandings to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection as the result of its inability, due to rules governing the industry’s deregulation, to increase rates to levels needed to cover higher costs for power.

Nonperforming assets	June 30,	March 31,	Dec. 31,	June 30,
(dollar amounts in millions)	2001	2001	2000	2000

Nonaccrual loans:

Commercial and financial	$121	$183	$159	$118

Commercial real estate	1	1	1	4

Consumer credit	2	2	5	11

Total nonaccrual loans	124	186	165	133

Restructured loans	—	—	—	—

Total nonperforming loans (a)	124	186	165	133

Real estate acquired	3	6	7	4

Other acquired assets	1	—	—	2

Total acquired property	4	6	7	6

Total nonperforming assets	$128	$192	$172	$139

Nonperforming loans as a percentage of total loans	1.24	1.71	1.51	1.18

Nonperforming assets as a percentage of total loans and net acquired property	1.28	1.76	1.58	1.23

(a)	Includes $52 million, $76 million, $56 million, and $34 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 42%, 41%, 34%, and 26%, respectively, of total nonperforming loans.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended June 30,

				Total
	Commercial	Commercial	Consumer
(in millions)	& financial	real estate	credit	2001	2000

Nonperforming loans at beginning of period	$183	$1	$2	$186	$135

Additions	41	—	1	42	34

Payments (a)	(83)	—	(1)	(84)	(25)

Return to accrual status	—	—	—	—	(2)

Credit losses	(20)	—	—	(20)	(9)

Transfers to acquired property	—	—	—	—	—

Nonperforming loans at June 30	$121	$1	$2	$124	$133

(a)	Includes interest applied to principal and sales.

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

Past-due loans

	June 30, 2001			March 31, 2001

Days past-due (dollar amounts in millions)	30-59	60-89	90+	30-59	60-89	90+

Consumer	$7	$7	$1	$28	$1	$1

Commercial & financial	$3	$1	$1	$34	$14	$2

Total past-due loans	$10	$8	$2	$62	$15	$3

Note: Loans past-due 90 days or more at June 30, 2000 totaled $5 million. Ratios are loans past-due as a percentage of quarter-end loan balances

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended		Six months ended

		June 30,	June 30,	June 30,	June 30,
(in millions, except per share amounts)		2001	2000	2001	2000

Interest revenue	Interest and fees on loans (loan fees of $12, $11, $24 and $22)	$191	$228	$394	$449

	Interest-bearing deposits with banks	15	15	35	25

	Federal funds sold and securities under resale agreements	9	17	25	30

	Other money market investments	3	1	5	2

	Trading account securities	4	4	9	8

	Securities	129	104	265	207

	Total interest revenue	351	369	733	721

Interest expense	Deposits in domestic offices	72	62	147	107

	Deposits in foreign offices	31	36	72	71

	Federal funds purchased and securities under repurchase agreements	23	25	51	48

	Other short-term borrowings	18	27	32	61

	Notes and debentures	50	57	109	115

	Trust-preferred securities	19	19	39	39

	Total interest expense	213	226	450	441

Net interest	Net interest revenue	138	143	283	280

revenue	Provision for credit losses	1	9	(14)	12

	Net interest revenue after provision for credit losses	137	134	297	268

Noninterest	Trust and investment fee revenue	620	558	1,228	1,126

revenue	Cash management revenue	61	52	114	97

	Foreign currency and securities trading revenue	47	42	102	93

	Financing-related revenue	38	34	77	67

	Equity investment (loss)/revenue	(146)	17	(137)	53

	Other	14	12	20	22

	Total fee and other revenue	634	715	1,404	1,458

	Gains on sales of securities	—	—	—	—

	Total noninterest revenue	634	715	1,404	1,458

Operating	Staff expense	366	328	737	664

expense	Professional, legal and other purchased services	76	63	150	123

	Net occupancy expense	53	42	105	90

	Equipment expense	35	33	73	65

	Business development	28	31	56	63

	Amortization of goodwill	20	18	39	37

	Amortization of other intangible assets	2	1	3	3

	Communications expense	17	17	35	35

	Net expense (revenue) from acquired property	—	—	—	(1)

	Other expense	16	20	31	39

	Total operating expense	613	553	1,229	1,118

Income	Income from continuing operations before income taxes	158	296	472	608

	Provision for income taxes	58	109	171	223

	Net income from continuing operations	100	187	301	385

	Discontinued operations:

	Income from operations after-tax	56	60	119	115

	Loss on disposal after-tax	(101)	—	(101)	—

	Income (loss) from discontinued operations (net of applicable tax expense (benefit) of $(4), $34, $32 and $65)	(45)	60	18	115

	Net income	$55	$247	$319	$500

Earnings per	Continuing operations:

share	Basic	$.21	$.38	$.63	$.78

	Diluted	$.21	$.38	$.62	$.77

	Net income:

	Basic	$.12	$.50	$.67	$1.01

	Diluted	$.12	$.50	$.66	$1.00

	See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

		June 30,	Dec. 31,	June 30,
(dollar amounts in millions)		2001	2000	2000

Assets	Cash and due from banks	$2,589	$3,234	$3,310

	Interest-bearing deposits with banks	2,140	1,971	1,019

	Federal funds sold and securities under resale agreements	530	1,815	289

	Other money market investments	166	123	122

	Trading account securities	280	276	151

	Securities available for sale	9,716	7,910	5,160

	Investment securities (approximate fair value of $911, $1,027, and $1,094)	899	1,022	1,110

	Loans, net of unearned discount of $50, $60 and $67	9,952	10,884	11,300

	Reserve for credit losses	(237)	(273)	(292)

	Net loans	9,715	10,611	11,008

	Customers’ acceptance liability	4	33	84

	Premises and equipment	634	581	450

	Goodwill	1,451	1,441	1,408

	Other intangibles	22	24	26

	Net assets of discontinued operations	—	1,150	1,492

	Other assets	4,652	4,654	4,405

	Total assets	$32,798	$34,845	$30,034

Liabilities	Noninterest-bearing deposits in domestic offices	$6,382	$7,884	$6,018

	Interest-bearing deposits in domestic offices	7,204	10,184	8,123

	Interest-bearing deposits in foreign offices	3,415	3,872	2,992

	Total deposits	17,001	21,940	17,133

	Federal funds purchased and securities under repurchase agreements	988	1,071	1,080

	Commercial paper	415	116	150

	Other funds borrowed	421	837	1,204

	Acceptances outstanding	4	33	84

	Other liabilities	2,254	2,184	1,991

	Notes and debentures (with original maturities over one year)	3,762	3,520	3,537

	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	978	992	991

	Net liabilities of discontinued operations	3,532	—	—

	Total liabilities	29,355	30,693	26,170

Shareholders’	Common stock — $.50 par value

equity	Authorized - 800,000,000 shares

	Issued – 588,661,920 shares	294	294	294

	Additional paid-in capital	1,860	1,837	1,806

	Retained earnings	4,290	4,270	4,043

	Accumulated unrealized gain (loss), net of tax	(30)	(38)	(146)

	Treasury stock of 118,632,116; 101,922,986; and 100,490,756 shares, at cost	(2,971)	(2,211)	(2,133)

	Total shareholders’ equity	3,443	4,152	3,864

	Total liabilities and shareholders’ equity	$32,798	$34,845	$30,034

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Six months ended
		June 30,

(in millions)		2001		2000

Cash flows from	Net income	$319		$500

operating activities	Income from discontinued operations	18		115

	Net income from continuing operations	301		385

	Adjustments to reconcile net income to net cash provided by operating activities:

	Amortization of goodwill and other intangible assets	42		40

	Depreciation and other amortization	55		43

	Deferred income tax (benefit) expense	(16)		35

	Provision for credit losses	(14)		12

	Net gains on dispositions of acquired property	(1)		(1)

	Net decrease (increase) in trading account securities	9		(3)

	Net decrease from other operating activities	(215)		(83)

	Net cash provided by operating activities	161		428

Cash flows from	Net increase in term deposits and other money

investing activities	market investments	(214)		(788)

	Net decrease in federal funds sold and securities under resale agreements	1,286		711

	Purchases of securities available for sale	(27,848	)(a)	(399)

	Proceeds from sales of securities available for sale	722		278

	Proceeds from maturities of securities available for sale	25,442	(a)	114

	Purchases of investment securities	(7)		(2)

	Proceeds from maturities of investment securities	128		89

	Net principal repayments of loans to customers	377		1,774

	Proceeds from the sales and securitizations of loan portfolios	514		35

	Purchases of premises and equipment	(109)		(66)

	Net increase (decrease) from other investing activities	52		(315)

	Net cash provided by investing activities	343		1,431

(a)	See Note 4 of Notes to Financial Statements on page 49 for an explanation of amounts.

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Six months ended
		June 30,

(in millions)		2001	2000

Cash flows from	Net decrease in deposits	(4,939)	(575)

financing activities	Net decrease in federal funds purchased and securities under

	repurchase agreements	(83)	(15)

	Net decrease in short-term bank notes	--	(655)

	Net increase (decrease) in term federal funds purchased	8	(341)

	Net decrease in U.S. Treasury tax and loan demand notes	(347)	(276)

	Net increase in commercial paper	300	62

	Repayments of longer-term debt	(124)	(309)

	Net proceeds from issuance of longer-term debt	309	403

	Dividends paid on common stock	(220)	(208)

	Proceeds from issuance of common stock	36	28

	Repurchase of common stock	(912)	(523)

	Net increase from other financing activities	82	43

	Net cash used in financing activities	(5,890)	(2,366)

	Effect of discontinued operations	4,682	795

	Effect of foreign currency exchange rates	59	43

Change in cash and	Net (decrease) increase in cash and due from banks	(645)	331

due from banks	Cash and due from banks at beginning of period	3,234	2,979

	Cash and due from banks at end of period	$2,589	$3,310

Supplemental	Interest paid	$482	$450

disclosures	Net income taxes paid	189 (b)	162 (b)

(b)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
June 30, 2001	Common	paid-in	Retained	gain (loss),	Treasury	shareholders
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at March 31, 2001	$294	$1,852	$4,378	$6	$(2,652)	$3,878

Comprehensive results:

Net income			55			55

Other comprehensive results, net of tax				(36)		(36)

Total comprehensive results			55	(36)		19

Dividends on common stock at $.24 per share			(114)			(114)

Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan					6	6

Exercise of stock options		8	(23)		35	20

Repurchase of common stock					(384)	(384)

Common stock issued under the Employee Stock Purchase Plan			(1)		6	5

Other			(5)		18	13

Balance at June 30, 2001	$294	$1,860	$4,290	$(30)	$(2,971)	$3,443

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
June 30, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at March 31, 2000	$294	$1,793	$3,938	$(151)	$(2,023)	$3,851

Comprehensive results:

Net income			247			247

Other comprehensive results, net of tax				5		5

Total comprehensive results			247	5		252

Dividends on common stock at $.22 per share			(108)			(108)

Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan					5	5

Exercise of stock options		10	(26)		44	28

Repurchase of common stock					(187)	(187)

Other		3	(8)		28	23

Balance at June 30, 2000	$294	$1,806	$4,043	$(146)	$(2,133)	$3,864

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Six months ended		Additional		unrealized		Total
June 30, 2001	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders'
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 2000	$294	$1,837	$4,270	$(38)	$(2,211)	$4,152

Comprehensive results:

Net income			319			319

Other comprehensive results, net of tax				8		8

Total comprehensive results			319	8		327

Dividends on common stock at $.46 per share			(220)			(220)

Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan					10	10

Exercise of stock options		21	(64)		94	51

Repurchase of common stock					(912)	(912)

Common stock issued under the Employee
Stock Purchase Plan			(1)		6	5

Other		2	(14)		42	30

Balance at June 30, 2001	$294	$1,860	$4,290	$(30)	$(2,971)	$3,443

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Six months ended		Additional		unrealized		Total
June 30, 2000	Common	paid-in	Retained	(loss) gain,	Treasury	shareholders'
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 1999	$294	$1,788	$3,808	$(135)	$(1,739)	$4,016

Comprehensive results:

Net income			500			500

Other comprehensive results, net of tax				(11)		(11)

Total comprehensive results			500	(11)		489

Dividends on common stock at $.42 per share			(208)			(208)

Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan			(1)		10	9

Exercise of stock options		15	(46)		76	45

Repurchase of common stock					(523)	(523)

Other		3	(10)		43	36

Balance at June 30, 2000	$294	$1,806	$4,043	$(146)	$(2,133)	$3,864

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

In accordance with the transition provisions of the standards, upon adoption the Corporation recorded a net of tax cumulative effect gain adjustment of $24 million in earnings to recognize the fair value of all derivative instruments that are designated as fair value hedging instruments. The Corporation also recorded a net of tax cumulative effect loss adjustment of $24 million in earnings to recognize the difference between the carrying values and fair values of the related hedged balance sheet items. In addition, the Corporation recorded a net of tax cumulative effect loss adjustment of $2 million in comprehensive results to recognize at fair value all derivative instruments that are designated as cash flow hedging instruments. Net gains and losses on derivative instruments that were previously deferred were removed from the balance sheet through a net of tax cumulative effect loss adjustment of less than $1 million to earnings and a $9 million loss to comprehensive results. Gains and losses on derivative instruments that were previously deferred as adjustments to the carrying value of hedged items were not adjusted. The Corporation expects to reclassify $3 million, net of tax, as a charge to earnings during the next twelve months from the transition adjustment that was recorded in comprehensive results.

Derivative instruments used for risk management purposes

The Corporation enters into derivative contracts to manage its sensitivity to interest rate risk. This is accomplished by using these instruments to offset the inherent price or interest rate risk of specific balance sheet assets or liabilities. All of these instruments are designated as hedges on the trade date and are recognized on the balance sheet at their fair value as other assets or other liabilities. The fair value of contracts with a given customer in a gain position is reported on the balance sheet in other assets and the fair value of contracts in a loss position is reported in other liabilities. Derivatives designated as a hedge of changes in the fair value of an asset or liability or of a firm commitment attributable to a specified risk are considered to be fair value hedges. Derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability are considered to be cash flow hedges. Derivatives can also be designated as foreign currency fair value and cash flow hedges, and as

NOTES TO FINANCIAL STATEMENTS (continued)

hedges of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and qualifies as a cash flow hedge are recorded in other comprehensive results, and reclassified into earnings in the same period or periods as the hedged item affects earnings. Changes in the fair value of derivatives that are highly effective and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive results, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the foreign currency translation adjustment account within comprehensive results.

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

Derivative instruments used for trading activities

The Corporation enters into various derivative financial instruments to accommodate customers and for its proprietary trading activities. Derivative instruments that are based on specific market indices are also used to manage risk in other trading portfolios, such as start-up mutual fund investments. Realized and unrealized changes in the fair value of these instruments are recognized in the income statement in foreign currency and securities trading revenue in the period in which the changes occur. Interest revenue and expense on instruments held for trading activities are included in the income statement as part of net interest revenue. The fair value of contracts used for proprietary trading activities are reported as trading account securities.

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

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long term subordinated debt to floating rate debt and to a lesser degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the six months ended June 30, 2001.

NOTES TO FINANCIAL STATEMENTS (continued)

Cash Flow Hedges

The Corporation uses interest rate swaps to convert floating rate long term debt to fixed rate debt. The floating rate debt is changed to fixed rate by entering into pay fixed/receive floating swaps. No ineffectiveness was recorded for the six months ended June 30, 2001.

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

Note 3 — Discontinued operations

On July 17, 2001, the Corporation announced an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc., the U.S. unit of the Royal Bank of Scotland Group. The Corporation expects to record a one-time net gain of approximately $900 million after-tax in the fourth quarter of 2001, when the transaction is expected to close, subject to regulatory approval.

In June 2001, the Corporation sold the leasing and Mellon Business Credit businesses resulting in a $136 million pre-tax, or $101 million after-tax, net loss. As a result of these sales and the agreement with Citizens Financial Group, the Corporation is now reporting the financial results of regional consumer banking, small business banking, middle market banking, Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, Mellon Business Credit, jumbo and other consumer mortgages using the discontinued operations method of accounting. In accordance with generally accepted accounting principles, earnings and net assets or liabilities of these businesses are shown separately as discontinued operations in the income statement and balance sheet, respectively, for all periods presented.

Income (loss) from discontinued operations

	Quarter ended		Six months ended
	June 30,		June 30,

(in millions)	2001	2000	2001	2000

Income from operations after tax	$56	$60	$119	$115
Loss on disposal after tax	(101)	—	(101)	—

Income (loss) from discontinued operations after tax	$(45)	$60	$18	$115

NOTES TO FINANCIAL STATEMENTS (continued)

Discontinued operations assets and liabilities

	June 30,	Dec. 31,	June 30,
(in millions)	2001	2000	2000

Cash and due from banks	$276	$272	$270

Loans	9,674	15,365	16,258

Goodwill and other intangibles	245	575	598

All other assets	461	457	361

Total assets	10,656	16,669	17,487

Deposits	14,037	14,950	15,485

Other liabilities	151	569	510

Total liabilities	14,188	15,519	15,995

Net assets (liabilities)	$(3,532)	$1,150	$1,492

The notional values of derivatives used for risk management purposes for discontinued operations were $445 million and $614 million at June 30, 2001, and Dec. 31, 2000, respectively, with fair values of $14 million and $11 million, respectively. The weighted average maturity of these derivatives was approximately 8 months at June 30, 2001.

Note 4 — Securities

Securities available for sale

	June 30, 2001				Dec. 31, 2000

		Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$148	$1	$—	$149	$188	$—	$—	$188

U.S. agency mortgage-backed	6,049	58	26	6,081	5,064	29	28	5,065

Other U.S. agency	1,600	—	—	1,600	2,466	1	—	2,467

Total U.S. Treasury and agency securities	7,797	59	26	7,830	7,718	30	28	7,720

Obligations of states and political subdivisions	255	3	4	254	172	1	3	170

Other mortgage-backed	1,605	1	1	1,605	1	—	—	1

Other securities	28	—	1	27	19	—	—	19

Total securities available for sale	$9,685	$63	$32	$9,716	$7,910	$31	$31	$7,910

Note: Both gross realized gains and gross realized losses were less than $1 million in the first six months of 2001 and the full year 2000. In addition, during the first six months of 2001 the Corporation purchased $27.848 billion, and had proceeds from maturities of $25.442 billion, of securities available for sale primarily resulting from the acquisition and maturity of short term U.S. agency discount notes required for pledging purposes against short term deposits.

NOTES TO FINANCIAL STATEMENTS (continued)

Investment securities

	June 30, 2001				Dec. 31, 2000

		Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—

U.S. agency mortgage-backed	836	12	—	848	948	8	3	953

Total U.S. Treasury and agency securities	836	12	—	848	948	8	3	953

Obligations of states and political subdivisions	22	—	—	22	16	—	—	16

Other mortgage-backed	3	—	—	3	5	—	—	5

Other securities	38	—	—	38	53	—	—	53

Total investment securities	$899	$12	$—	$911	$1,022	$8	$3	$1,027

Note 5 — Other assets — venture capital investments

Other assets totaled $4.652 billion, $4.654 billion and $4.405 billion at June 30, 2001, Dec. 31, 2000, and June 30, 2000, respectively. Included in other assets are $475 million, $540 million, and $402 million of venture capital equity investments, respectively, and $189 million, $184 million and $136 million of venture capital equity fund investments, respectively, from Mellon Ventures activities.

Note 6 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at June 30, 2001, or June 30, 2000.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Accumulated unrealized gain (loss), net of tax

These tables include the quarterly and year-to-date changes in the balances of both the accumulated unrealized gain (loss), net of tax, and its individual components.

Foreign currency translation adjustment, net of tax

	Quarter ended			Six months ended

	June 30,	Dec. 31,	June 30,	June 30,	June 30,
(in millions)	2001	2000	2000	2001	2000

Beginning balance	$(43)	$(15)	$(10)	$(39)	$(16)

Period change	4	(24)	(8)	—	(2)

Ending balance	$(39)	$(39)	$(18)	$(39)	$(18)

Unrealized gain (loss) on assets available for sale, net of tax

	Quarter ended			Six months ended

	June 30,	Dec. 31,	June 30,	June 30,	June 30,
(in millions)	2001	2000	2000	2001	2000

Beginning balance	$61	$(72)	$(141)	$1	$(119)

Period change	(41)	73	13	19	(9)

Ending balance	$20	$1	$(128)	$20	$(128)

Unrealized gain (loss) on cash flow hedges, net of tax (a)

	Quarter ended			Six months ended

	June 30,	Dec. 31,	June 30,	June 30,		June 30,
(in millions)	2001	2000	2000	2001		2000

Beginning balance	$(12)	N/A	N/A	$—		N/A

Period change	1	N/A	N/A	(11	)(b)	N/A

Ending balance	$(11)	N/A	N/A	$(11)		N/A

Total accumulated unrealized gain (loss), net of tax

	Quarter ended			Six months ended

	June 30,	Dec. 31,	June 30,	June 30,	June 30,
(in millions)	2001	2000	2000	2001	2000

Beginning balance	$6	$(87)	$(151)	$(38)	$(135)

Period change	(36)	49	5	8	(11)

Ending balance	$(30)	$(38)	$(146)	$(30)	$(146)

(a)	Includes discontinued operations. (b) Primarily relates to the cumulative effect of the adoption of the new accounting standards discussed on pages 45 through 48.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8 — Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(in millions)	2001	2000	2001	2000

Foreign exchange contracts	$43	$40	$90	$88

Debt instruments	—	3	1	3

Interest rate contracts	4	(1)	11	2

Total foreign currency and securities trading revenue (a)	$47	$42	$102	$93

(a)	The Corporation recorded an unrealized loss of less than $1 million at June 30, 2001, and an unrealized gain of less than $1 million at June 30, 2000, related to securities held in the trading portfolio.

Note 9 — Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into five core business sectors: Private Client Services, Global Investment Management, Global Investment Services, Global Cash Management, and Relationship Lending. Private Client Services includes private asset management services, private banking, and the results of Mellon United National Bank in Florida. Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management, and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures, whose results are reported under the equity method of accounting. Global Cash Management includes the Corporation’s collection and disbursement, remittance processing and electronic services products provided to large corporations, financial institutions and the Federal government. Relationship Lending includes large corporate and mid-corporate relationship banking, commercial real estate lending, insurance premium financing, corporate finance and derivative products, securities underwriting and trading, and international banking.

For details of business sectors, see the tables on pages 8 and 9 and the first and second paragraphs following the tables on page 10, as well as the Other Activity discussion on page 16. The tables, through “Average Tier I preferred equity”, and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10 — Earnings per share (a)

	Quarter ended		Six months ended

(dollar amounts in millions, except per	June 30,	June 30,	June 30,	June 30,
share amounts; common shares in thousands)	2001	2000	2001	2000

Basic earnings per share

Income from continuing operations	$100	$187	$301	$385

Average common shares outstanding	474,555	489,480	478,614	493,110

Basic earnings from continuing operations per share	$.21	$.38	$.63	$.78

Income (loss) from discontinued operations	$(45)	$60	$18	$115

Average common shares outstanding	474,555	489,480	478,614	493,110

Basic earnings (loss) from discontinued operations per share	$(.09)	$.12	$.04	$.23

Net income	$55	$247	$319	$500

Average common shares outstanding	474,555	489,480	478,614	493,110

Basic earnings per share	$.12	$.50	$.67	$1.01

Diluted earnings per share

Income from continuing operations	$100	$187	$301	$385

Average common shares outstanding	474,555	489,480	478,614	493,110

Common stock equivalents — Stock options	5,746	5,623	6,176	5,449

Total	480,301	495,103	484,790	498,559

Diluted earnings from continuing operations per share	$.21	$.38	$.62	$.77

Income (loss) from discontinued operations	$(45)	$60	$18	$115

Diluted average common shares outstanding	480,301	495,103	484,790	498,559

Diluted earnings (loss) from discontinued operations per share	$(.09)	$.12	$.04	$.23

Net income	$55	$247	$319	$500

Diluted average common shares outstanding	480,301	495,103	484,790	498,559

Diluted earnings per share	$.12	$.50	$.66	$1.00

(a)	Calculated based on unrounded numbers.

      Note 11 — Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

	Six months ended
	June 30,

(in millions)	2001	2000

Net transfers to acquired assets	$1	$2

NOTES TO FINANCIAL STATEMENTS (continued)

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

Item 2. Changes in Securities and Use of Proceeds.

(c)	On May 14, 2001, the Corporation issued 68,000 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 17, 2001, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1. The election of six directors for a term expiring in 2004:

Name of Director	Votes For	Votes Withheld

Jared L. Cohon	415,278,478	3,138,202

Ira J. Gumberg	415,143,646	3,273,034

Edward J. McAniff	415,161,052	3,255,628

Martin G. McGuinn	415,367,460	3,049,220

David S. Shapira	415,207,795	3,208,885

Joab L. Thomas	415,101,725	3,314,955

PART II — OTHER INFORMATION (continued)

2.	Approval of adoption of the Mellon Financial Corporation Stock Option Plan for Outside Directors (2001):

For:	359,484,439

Against:	55,018,162

Abstain:	3,912,027

3.	Ratification of KPMG LLP as independent public accountants of the Corporation for the year 2001:

For:	400,644,761

Against:	15,877,774

Abstain:	1,894,145

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

PART II — OTHER INFORMATION (continued)

(b) Reports on Form 8-K

During the second quarter of 2001, the Corporation filed the following Current Reports on Form 8-K:

(1)	A report dated April 17, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing first quarter 2001 results of operations and an increase in the Corporation’s quarterly common stock dividend.

(2)	A report dated April 26, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing a definitive agreement to acquire Standish, Ayer & Wood, an investment management organization, and, under Item 9, a series of graphics relating to that transaction.

(3)	A report dated April 30, 2001, which included, (i) under Item 5, a statement, on May 3, 2001, that the Corporation entered into an agreement with General Electric Capital Corporation to sell the leasing businesses that serve mid-to-large corporations and vendors of small ticket equipment and (ii) under Items 5 and 7, as an exhibit incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01, a supplemental indenture, dated April 30, 2001, to the Indenture, dated as of June 12, 2000, among Mellon Funding Corporation as Issuer, Mellon Financial Corporation as Guarantor, and Bank One Trust Company, N.A., as Trustee.

(4)	A report dated May 9, 2001, which included, under Item 5, a statement that the Corporation entered into an agreement with ABN AMRO North America, Inc. to sell Mellon Business Credit, the asset-based lending unit of Mellon Financial Corporation.

(5)	A report dated May 9, 2001, which included, (i) under Items 5 and 7, the Corporation’s press release, dated May 15, 2001, announcing that its board of directors authorized a new repurchase program covering 25 million shares of the Corporation’s common stock, (ii) under Items 5 and 7, the Corporation’s press release, dated May 16, 2001, announcing Christopher M. “Kip” Condron’s resignation as president and chief operating officer, (iii) under Items 5 and 7, the Corporation’s press release, dated May 16, 2001, announcing the appointment of two new members to the Corporation’s Executive Management Group, and (iv) under Item 7, certain exhibits, dated May 9, 2001, incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of the Corporation.

(6)	A report dated June 7, 2001, which included, under Item 5, a statement that the Corporation completed the previously announced sale to General Electric Capital Corporation of two Mellon Leasing Corporation businesses (Mellon US Leasing and Mellon Leasing - Manufacturer and Dealer Services).

(7)	A report dated June 22, 2001, which included, under Item 5, a statement that the Corporation completed the previously announced sale to ABN AMRO North America, Inc. of Mellon Business Credit, the asset-based lending unit of Mellon Financial Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2001	By:	/s/	Steven G. Elliott

Steven G. Elliott
Senior Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its five core business sectors (Private Client Services, Global Investment Management, Global Investment Services, Global Cash Management and Relationship Lending), the Corporation provides private client services and global investment management for individual and institutional investors, global investment services for businesses and institutions and a comprehensive array of financial services for affluent individuals, corporations and institutions in selected geographies. The Corporation’s asset management companies, which include The Dreyfus Corporation in the United States and Newton Management Limited in the United Kingdom, provide investment products in many asset classes and investment styles. Mellon is a global provider of custody, retirement and benefits consulting and administration, and shareholder services through its Mellon Trust, Buck Consultants and Mellon Investor Services affiliates. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 590, Ridgefield Park, NJ 07660-0590. For more information, please call 1 800 205-7699 or visit www.melloninvestor.com.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by calling 1 800 205-7699.

Phone	Direct Stock Purchase and	1800205-7699	Plan prospectus and enrollment materials
contacts	Dividend Reinvestment Plan

	Publication Requests	1 800 205-7699	Requests for the Annual Report or quarterly information

	Securities Transfer Agent	1 800 205-7699	Questions regarding stock holdings, certificate replacement/transfer, dividends and address changes

	Corporate Communications/ Media Relations	(412) 234-7157	Media inquiries

	Investor Relations	(412) 234-5601	Questions regarding the Corporation’s financial performance

Shareholder Publications	Quarterly earnings and other news releases can be viewed at www.mellon.com or obtained by fax by calling Company News on Call at 1 800 758-5804 and entering a six-digit code (552187). Copies of Mellon’s filings with the Securities and Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

Internet Access	Mellon: www.mellon.com
Buck: www.buckconsultants.com
Dreyfus: www.dreyfus.com
Dreyfus Brokerage Services: www.edreyfus.com
Dreyfus Investment Services Corporation: www.disc.mellon.com
Dreyfus Retirement Services: www.drs.dreyfus.com
Founders: www.founders.com
Mellon Capital Management Corporation: www.mcm.com
Mellon Institutional Asset Management(sm): www.melloninstitutional.com
Mellon Investor Services: www. melloninvestor.com
Mellon Private Asset Management: www.mellonprivateasset.com
Newton: www.newton.co.uk
Pareto Partners: www.pareto-partners.com
Prime Advisors, Inc.: www.primeadvisors.com
Russell/Mellon Analytical Services: www.russellmellon.com

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.