Form 10-Q
period 2001-09-30
MELLON FINANCIAL CORP
filed 2001-11-09
CIK 64782

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
Part II —Other Information
Legal Proceedings (Item 1)
Changes in Securities and Use of Proceeds. (Item 2)
Exhibits and Reports on Form 8-K. (Item 6)
Signature
Corporate Information
Index to Exhibits
Employment Agreement (Canter)
Employment Agreement (Lamere)
Employment Agreement (O'Hanley)
Computation of Earnings to Fixed Charges
Computation of Earnings to Fixed Charges
Charter of the Audit Committee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes       X           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	Sept. 30, 2001

Common Stock, $.50 par value	467,833,866

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements relate to, among other things, the results and effects of acquisitions and divestitures; use of additional capital; simulation of changes in interest rates; litigation results; consequences of changes in the quarterly dividend; and the adoption of new accounting standards. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; levels of deposits and loans transferred to Citizens Financial Group, Inc.; personal and corporate customers’ bankruptcies; inflation; acquisitions and integration of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended		Nine months ended
FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share	Sept. 30,	Sept. 30,	Sept. 30,		Sept. 30,
amounts or unless otherwise noted)	2001	2000	2001		2000

Financial results
Income from continuing operations	$178	$195	$479		$580
Discontinued operations	14	57	32		172

Net income	$192	$252	$511		$752
Per common share — diluted
Continuing operations	$.38	$.40	$1.00		$1.17
Discontinued operations	.02	.11	.06		.34

Net income	$.40	$.51	$1.06		$1.51

Ratios — continuing operations
Return on equity (annualized)	20.6%	20.0%	17.2%		20.1%
Return on assets (annualized)	2.02%	2.55%	1.96%		2.50%
Fee revenue as a percentage of net interest and fee revenue (FTE)	83%	83%	84	%(a)	84%
Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	68%	64%	67	%(a)	64%
Efficiency ratio excluding amortization of goodwill (b)	66%	62%	65	%(a)	62%

Selected key data
Assets under management at period end (in billions)	$547	$540
Assets under administration or custody at period end (in billions)	$2,077	$2,298
S&P 500 Index at period end	1,041	1,437
Dividends paid per common share (c)	$.24	$.22	$.70		$.64
Dividends paid on common stock	$112	$107	$332		$315
Closing common stock price per share at period end	$32.33	$46.38
Market capitalization at period end	$15,125	$22,631
Average common shares and equivalents outstanding — diluted (in thousands)	473,076	495,332	480,892		497,439

Capital ratios at period end

Shareholders’ equity to assets:
Reported	9.55%	13.43%
Tangible (d)	6.02	9.97
Tier I capital (e)	6.43	7.21
Total (Tier I plus Tier II) capital (e)	10.49	11.72
Leverage capital (e)	5.66	7.18

Average balances for the period — continuing operations
Money market investments	$4,296	$2,005	$3,114		$1,976
Trading account securities	345	322	363		262
Securities	10,888	6,166	9,378		6,148
Loans	10,026	11,252	10,461		11,685
Net assets allocated to discontinued operations	—	2,051	—		2,200

Interest-earning assets	25,555	21,796	23,316		22,271
Total assets	35,005	30,546	32,672		30,983
Deposits	18,101	17,076	18,278		17,059
Notes and debentures	3,758	3,532	3,686		3,460
Trust-preferred securities	967	991	973		991
Total shareholders’ equity	3,444	3,893	3,722		3,863

(a)	Ratios for the first nine months of 2001 exclude the $140 million pre-tax venture capital fair value adjustment, recorded in the second quarter of 2001.

(b)	See page 24 for the definition of this ratio.
(c)	See page 6 for a discussion of the fourth quarter 2001 dividend realignment.
(d)	See page 28 for the definition of this ratio.
(e)	Includes discontinued operations.
Note: Throughout this report, all calculations are based on unrounded numbers. FTE denotes fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Discontinued operations

As previously announced on July 17, 2001, the Corporation reached an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc. The Corporation will retain its private banking businesses through a network of specialized offices dedicated to serving its affluent clients. This transaction represents a major step in the strategic transformation of the Corporation’s franchise and accelerates its evolution to a faster-growing, fee-based global financial services business. This divestiture, and other divestitures, including the divestitures in the second quarter of 2001 of the leasing businesses that served mid-to-large corporations and vendors of small ticket equipment and Mellon Business Credit, which provided asset-based lending products, gives the Corporation the opportunity for a higher long-term earnings per share growth rate and a lower overall risk profile. The cash purchase price premium to be paid by Citizens is expected to be approximately $2 billion, a 16% premium on deposits. The Corporation expects to record a one-time, after-tax net gain of approximately $900 million in the fourth quarter of 2001, when the transaction is expected to close. The proceeds from the sales will be used to invest in the Corporation’s fee-generating businesses, including acquisitions to enhance those business lines, and to repurchase shares of common stock.

As a result of this agreement with Citizens and the leasing and asset-based lending divestitures, the Corporation is reporting the financial results of these and the jumbo and other consumer mortgage businesses using the discontinued operations method of accounting. In accordance with generally accepted accounting principles, earnings and net assets or liabilities of these businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations, unless otherwise noted.

Third quarter 2001 compared with third quarter 2000

Third quarter 2001 income from continuing operations totaled $178 million, or $.38 per share compared with $195 million, or $.40 per share in the third quarter of 2000. Results in the third quarter of 2001 reflect the weakness in the equity markets and the economy during the quarter that was further intensified by the events of Sept. 11, 2001. Continuing operations returned 20.6% on equity in the third quarter of 2001 compared with 20.0% in the third quarter of 2000. Core business sectors’ contribution to earnings per share, which excludes the revenues and expenses from discontinued operations, and other non-core activity from both periods, increased 9% in the third quarter 2001 over third quarter 2000.

Fee revenue totaled 83% of net interest and fee revenue, on a fully taxable equivalent basis, in the third quarter of 2001, unchanged from the third quarter of 2000. The major component of fee revenue, trust and investment fee revenue, totaled 68% of net interest and fee revenue, on a fully taxable equivalent basis, in the third quarter of 2001, compared with 64% in the third quarter of 2000. Fee revenue of $741 million in the third quarter of 2001, when compared with the third quarter of 2000, was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services and the July 2001 acquisition of Standish Mellon Asset Management. Excluding the impact of acquisitions, fee revenue decreased 5% in the third quarter of 2001, compared with the third quarter of 2000, reflecting the weakness in the equity markets. However, also excluding equity investment revenue, fee revenue increased 1% over the same period. The equity markets at Sept. 30, 2001, as measured by the Standard and Poor’s 500 Index, decreased 27.5% compared with Sept. 30, 2000. At Sept. 30, 2001, assets under management totaled $547 billion, a $7 billion

Overview (continued)

increase from $540 billion at Sept. 30, 2000, while assets under administration or custody totaled $2,077 billion, a $221 billion, or 10%, decrease from $2,298 billion at Sept. 30, 2000. The acquisition of Standish Mellon, discussed further on page 5, added $41 billion to managed assets in the third quarter of 2001. Assets managed by subsidiaries and affiliates outside the United States totaled $67 billion at Sept. 30, 2001.

Net interest revenue on a fully taxable equivalent basis for the third quarter of 2001 totaled $151 million, an increase of $4 million compared with $147 million in the third quarter 2000, on a higher level of interest-earning assets, while the net interest margin of 2.36% was 32 basis points lower than the prior-year period, reflecting a lower yielding asset mix. Average interest-earning assets increased $3.8 billion, as a $4.7 billion increase in average securities and a $2.3 billion increase in average money market investments were partially offset by a $2.0 billion decrease in net assets allocated to discontinued operations and a $1.2 billion decrease in average loans.

Operating expense for the third quarter of 2001 totaled $612 million, compared with $561 million in the third quarter of 2000. However, excluding the effect of acquisitions, operating expense was unchanged compared with the prior-year period.

The provision for credit losses was $5 million in the third quarter of 2001. Net credit losses totaled $21 million in the third quarter of 2001, compared with $4 million in the third quarter of 2000. The credit losses in the third quarter of 2001 primarily resulted from credit losses on loans that were on nonperforming status, which were sold in the third quarter of 2001. An impairment reserve, which approximated the amount of credit losses, had been previously assigned to these loans. The loan loss reserve totaled 2.16% of loans at Sept. 30, 2001, compared with 2.47% at Sept. 30, 2000.

The Corporation’s ratio of nonperforming assets to total loans and net acquired property was 1.23% at Sept. 30, 2001, compared with 1.28% at June 30, 2001, 1.58% at Dec. 31, 2000, and 1.19% at Sept. 30, 2000. Nonperforming assets totaled $126 million at Sept. 30, 2001, a decrease of $2 million compared with June 30, 2001, a decrease of $46 million compared with Dec. 31, 2000, and a decrease of $9 million compared with Sept. 30, 2000. Approximately one-third of the $126 million balance of total nonperforming assets at Sept. 30, 2001, resulted from $41 million of outstandings to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001. The borrower has announced it expects that a proposed reorganization plan will become effective during the fourth quarter of 2002.

Year-to-date 2001 compared with year-to-date 2000

For the first nine months of 2001, diluted earnings per share from continuing operations totaled $1.00 compared with $1.17 per share in the first nine months of 2000. The results for the first nine months of 2001 were impacted by a $91 million, or $.19 per share, after-tax, charge for the fair value adjustments of investments in the venture capital portfolio, recorded in the second quarter of 2001 as well as other charges for the venture capital portfolio of $18 million, or $.04 per share after-tax recorded in the third quarter of 2001. Net income from continuing operations for the first nine months of 2001 totaled $479 million, compared with $580 million in the first nine months of 2000. The return on equity was 17.2% for the first nine months of 2001, compared with 20.1% for the prior-year period. Core business sectors’ contribution to earnings per share increased 11% in the first nine months of 2001 compared to the prior-year period.

Overview (continued)

Fee revenue for the first nine months of 2001 of $2.145 billion was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services and the July 2001 acquisition of Standish Mellon, offset by the May 2000 expiration of a long-term mutual fund administration contract with a third party, and the second quarter 2001 fair value adjustment of venture capital investments. Excluding these factors and equity investment revenue, fee revenue increased 3% in the first nine months of 2001, compared with the prior-year period, due to higher trust and investment and cash management revenue. Net interest revenue on a fully taxable equivalent basis increased $9 million, or 2%, to $437 million in the first nine months of 2001. The increase primarily resulted from a higher level of interest-earning assets. Operating expense totaled $1.841 billion in the first nine months of 2001, compared with $1.679 billion in the first nine months of 2000. Excluding the effect of acquisitions, operating expense increased 1% in the first nine months of 2001 compared with the prior-year period.

Effect of discontinued operations

Net income of $14 million, or $.02 per share, was recorded for discontinued operations in the third quarter of 2001, compared with net income of $57 million, or $.11 per share, in the third quarter of 2000. Net income of $32 million, or $.06 per share, was recorded in the first nine months of 2001, compared with $172 million, or $.34 per share in the same period in 2000. See Note 3 of Notes to Financial Statements on pages 47 and 48 for additional information on discontinued operations.

Significant financial events

Acquisition of Standish, Ayer and Wood

On July 31, 2001, the Corporation announced that it had completed its acquisition of Standish, Ayer and Wood (Standish), a Boston-based provider of investment management services to institutional clients and high net worth individuals. Standish had assets under management of $41 billion, and offers both domestic and international investment services through separate accounts, as well as mutual funds. The transaction was an all-cash transaction, with initial consideration due at closing and additional consideration contingent on future performance. Standish, which remains headquartered in Boston, was renamed Standish Mellon Asset Management and operates as a Mellon Institutional Asset Management firm.

Acquisition of Van Deventer & Hoch

On Oct. 17, 2001, the Corporation announced that it had completed its acquisition of Van Deventer & Hoch, a Glendale, California-based investment management firm specializing in meeting the needs of high net worth individuals and families. The transaction terms were not disclosed. This acquisition, which will add approximately $1 billion in assets under management and administration, will operate as part of Mellon Private Asset Management.

Pending acquisition of Eagle Investment Systems Corp.

In September 2001, the Corporation announced a definitive agreement to acquire Eagle Investment Systems Corp., a privately held developer of Web-based investment management software solutions that will significantly enhance the range and technological sophistication of investment support services available from Mellon Global Securities Services (GSS). The Corporation will acquire Eagle with a combination of its common stock and cash, at the election of Eagle’s shareholders. As discussed on the following page, the

Significant financial events (continued)

Corporation has authorized the repurchase of the number of common shares required for this transaction. The transaction is expected to close in mid-November 2001. Eagle will operate as a separate unit within Mellon GSS, and will continue to conduct its primary business from its development headquarters in Newton, Mass.

Common dividend realignment

On July 17, 2001, the Corporation announced that it would realign its dividend to be consistent with other growth companies in the financial services industry. On Oct. 16, 2001, the Corporation declared a quarterly common stock dividend of $.12 per share, reduced from $.24 per share in the previous quarter. This will enable the Corporation to re-deploy additional capital to continue to invest in its fee businesses, including acquisitions, and to repurchase shares. The lower dividend will result in additional annual capital for reinvestment of approximately $225 million.

Repurchase of common stock

During the third quarter of 2001, approximately 3.4 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 23.4 million shares at a purchase price of $1.045 billion for an average share price of $44.64 per share. In addition, through Oct. 31, 2001, the Corporation entered into forward stock repurchase contracts for 15.5 million shares of its common stock totaling $523 million, at an average share price of $33.82 per share. These contracts will settle, and the Corporation will acquire the shares, no later than January 2002. At Oct. 31, 2001, after considering the shares repurchased and those committed to be repurchased, an additional 4.7 million shares were available for repurchase under the current program authorized by the board of directors in May 2001. The Corporation currently expects to repurchase the remaining 4.7 million shares by Dec. 31, 2001. During the third quarter of 2001, the board of directors also authorized the repurchase of the number of common shares that will be issued in connection with the acquisition of Eagle Investment Systems, discussed above. Prior to the closing of this acquisition in mid-November 2001, the shares will be repurchased.

Impact of new accounting standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Corporation adopted the provisions of Statement No. 141 as of July 1, 2001, as required. Statement No. 142 is effective Jan. 1, 2002. Except for the 1994 merger with Dreyfus, which was accounted for under the pooling-of-interests method, the Corporation has been required to account for business combinations under the purchase method of accounting. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, are being amortized and tested for impairment in accordance with pre-

Impact of new accounting standards (continued)

Statement No. 142 and No. 144 accounting requirements through the end of 2001. For acquisitions initiated after June 30, 2001, including the Standish Mellon acquisition, the goodwill is not being amortized. Statement No. 141 requires, upon adoption of Statement No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment within the first quarter of 2002. Any impairment loss will be measured as of Jan. 1, 2002, and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

In connection with Statement No 142’s transitional goodwill impairment evaluation, the Statement will require the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation’s income statement. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation’s financial statements at the date of this Quarterly Report on Form 10-Q, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Acquisitions completed during the third quarter of 2001 are discussed in “Significant Financial Events” on pages 5 and 6. Pro forma results excluding the impact of goodwill amortization are shown below.

Pro forma financial results - excluding the amortization of goodwill

	Quarter ended		Nine months ended

(dollar amounts in millions, except	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
per share amounts; ratios annualized)	2001	2000	2001	2000

Income from continuing operations	$178	$195	$479	$580

Plus after-tax impact of amortization of goodwill from purchase acquisitions:
Goodwill	17	17	51	48
Other (a)	2	1	4	4

Pro forma income from continuing operations	$197	$213	$534	$632
Pro forma earnings per share — diluted	$.42	$.43	$1.11	$1.27
Pro forma return on common equity	22.7%	21.8%	19.2%	21.9%

(a)	Primarily relates to the goodwill on investments in joint ventures.

Business sectors

For the quarter ended Sept. 30,			Global		Global		Global
	Private Client		Investment		Investment		Cash
	Services		Management		Services		Management
(dollar amounts in millions, averages in
billions; presented on an FTE basis)	2001	2000	2001	2000	2001	2000	2001	2000

Revenue:
Fee and other revenue	$83	$82	$274	$273	$302	$244	$67	$54
Net interest revenue (expense)	43	32	(3)	5	24	24	45	41

Total revenue	126	114	271	278	326	268	112	95
Credit quality expense (revenue)	—	—	—	—	—	—	—	—

Operating expense:
Intangible amortization	4	4	8	7	4	3	—	—
Other	61	61	184	166	253	201	73	66

Total operating expense	65	65	192	173	257	204	73	66

Income from continuing operations before taxes (benefits)	61	49	79	105	69	64	39	29
Income taxes (benefits)	24	19	33	43	26	24	15	11

Income from continuing operations	37	30	46	62	43	40	24	18
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$37	$30	$46	$62	$43	$40	$24	$18

Average assets	$3.1	$3.0	$2.3	$2.5	$1.9	$1.7	$2.4	$2.4
Average common equity	$0.2	$0.2	$0.6	$0.6	$0.6	$0.5	$0.2	$0.2
Average Tier I preferred equity	$—	$0.1	$—	$—	$—	$—	$—	$—

Contribution to EPS	$.08	$.06	$.10	$.13	$.10	$.08	$.05	$.03
Return on common equity (b)	66%	50%	29%	44%	27%	31%	67%	50%
Pretax operating margin	48%	43%	29%	38%	21%	24%	36%	29%
Pretax operating margin (c)	52%	47%	32%	41%	23%	25%	36%	29%

For the nine months ended Sept. 30,			Global		Global		Global
	Private Client		Investment		Investment		Cash
	Services		Management		Services		Management
(dollar amounts in millions, averages in
billions; presented on an FTE basis)	2001	2000	2001	2000	2001	2000	2001	2000

Revenue:
Fee and other revenue	$251	$237	$787	$820	$954	$739	$186	$157
Net interest revenue (expense)	115	92	2	8	69	63	131	119

Total revenue	366	329	789	828	1,023	802	317	276
Credit quality expense (revenue)	—	1	—	—	—	—	—	—

Operating expense:
Intangible amortization	13	12	22	21	13	10	—	—
Other	183	175	517	509	767	594	218	195

Total operating expense	196	187	539	530	780	604	218	195

Income from continuing operations before taxes (benefits)	170	141	250	298	243	198	99	81
Income taxes (benefits)	66	54	103	121	90	74	35	29

Income (loss) from continuing operations	104	87	147	177	153	124	64	52
Income (loss) from discontinued operations after tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$104	$87	$147	$177	$153	$124	$64	$52

Average assets	$3.0	$2.9	$2.2	$2.6	$2.0	$1.9	$2.5	$2.4
Average common equity	$0.2	$0.2	$0.6	$0.6	$0.6	$0.5	$0.2	$0.1
Average Tier I preferred equity	$—	$0.1	$—	$—	$—	$—	$—	$—

Contribution to EPS	$.22	$.17	$.31	$.36	$.32	$.25	$.13	$.10
Return on common equity (b)	62%	51%	32%	43%	33%	34%	53%	50%
Pretax operating margin	46%	43%	32%	36%	24%	25%	31%	29%
Pretax operating margin (c)	50%	47%	34%	39%	25%	26%	31%	29%

(a)	Net income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(b)	Ratios are annualized.
(c)	Excludes amortization of intangibles.
(d)	Consolidated average assets includes average net assets of discontinued operations of $2.051 billion for the third quarter of 2000 and $2.200 billion for the first nine months of 2000. Total revenue from discontinued operations was $153 million and $254 million for the third quarter of 2001 and 2000, respectively, and $561 million and $750 million for the first nine months of 2001 and 2000, respectively.

NM — Not meaningful

Business sectors (continued)

Relationship		Total Core				Consolidated
Lending		Sectors		Other Activity		Results

2001	2000	2001	2000	2001	2000	2001	2000

$19	$34	$745	$687	$7	$34	$752	$721
59	53	168	155	(17)	(8)	151	147

78	87	913	842	(10)	26	903	868
1	5	1	5	3	(11)	4	(6)
4	4	20	18	2	2	22	20
30	37	601	531	(10)	8	591	539

34	41	621	549	(8)	10	613	559

43	41	291	288	(5)	27	286	315
15	16	113	113	(5)	7	108	120

28	25	178	175	—	20	178	195
—	—	—	—	—	—	14	57

$28	$25	$178	$175	$—	$20	$192	$252

$6.0	$7.4	$15.7	$17.0	$19.3	$11.4	$35.0 (d)	$30.5 (d)
$0.7	$0.8	$2.3	$2.3	$1.1	$1.6	$3.4	$3.9
$0.2	$0.2	$0.2	$0.3	$0.8	$0.7	$1.0	$1.0

$.05	$.05	$.38	$.35	$—	$.05	$.38	$.40
17%	12%	32%	31%	NM	NM	21%	20%
55%	48%	32%	34%	NM	NM	32%	36%
59%	52%	34%	36%	NM	NM	34%	38%

Relationship		Total Core				Consolidated
Lending		Sectors		Other Activity		Results

2001	2000	2001	2000	2001	2000	2001	2000

$76	$86	$2,254	$2,039	$(78)	$156	$2,176	$2,195
164	157	481	439	(44)	(11)	437	428

240	243	2,735	2,478	(122)	145	2,613	2,623
2	11	2	12	(12)	(7)	(10)	5
11	11	59	54	5	6	64	60
102	104	1,787	1,577	(9)	41	1,778	1,618

113	115	1,846	1,631	(4)	47	1,842	1,678

125	117	887	835	(106)	105	781	940
47	44	341	322	(39)	38	302	360

78	73	546	513	(67)	67	479	580
—	—	—	—	—	—	32	172

$78	$73	$546	$513	$(67)	$67	$511	$752

$6.4	$7.8	$16.1	$17.6	$16.6	$11.2	$32.7 (d)	$31.0 (d)
$0.7	$0.8	$2.3	$2.2	$1.4	$1.7	$3.7	$3.9
$0.2	$0.2	$0.2	$0.3	$0.8	$0.7	$1.0	$1.0

$.16	$.15	$1.14	$1.03	$(.14)	$.14	$1.00	$1.17
15%	12%	31%	31%	NM	NM	17%	20%
52%	48%	32%	34%	NM	NM	30%	36%
57%	53%	35%	36%	NM	NM	32%	38%

Business sectors (continued)

The Corporation’s business sectors reflect the Corporation’s organizational structure, the characteristics of its products and services, and the customer segments to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer segments have been combined into five core business sectors. In addition, the effect of Other Activity has been displayed separately, as discussed further on pages 15 and 16. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in note 1 of the 2000 Financial Annual Report to Shareholders except: fee and other revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis; and credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Capital is allocated quarterly using the federal regulatory guidelines, where applicable, as a basis, coupled with management’s judgment regarding the risks inherent in the individual lines of business. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

The results of regional consumer banking, small business banking, middle market banking, jumbo and other consumer mortgages, as well as the Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, and Mellon Business Credit, which were sold in June 2001, are reflected as discontinued operations throughout the Corporation’s financial statements and have been removed from the core sectors presentation. Prior periods have been restated. The presentation of the Corporation’s core business sectors’ results is consistent with its emphasis on high growth, fee-based businesses. The core business sectors are classified as either Asset Management or Processing and Corporate Services sectors.

			% of Core				% of Core
Summary	% of Core		Sector Income		% of Core		Sector Income
	Sector Revenue		Before Taxes		Sector Revenue		Before Taxes

	3Q01	3Q00	3Q01	3Q00	YTD01	YTD00	YTD01	YTD00

Asset Management	43%	47%	48%	53%	42%	47%	47%	53%
Processing and Corporate Services	57%	53%	52%	47%	58%	53%	53%	47%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	100%	100%

	Quarter ended		Nine months ended
Pretax Operating Margin (a)
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

Asset Management	38%	42%	39%	41%
Processing and Corporate Services	31%	31%	31%	32%
Total Core Business Sectors	34%	36%	35%	36%

(a)	Excludes amortization of intangibles.

Following is a discussion of the Corporation’s business sectors. In the tables that follow, the income statement amounts and average allocated equity are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Business sectors (continued)

Asset Management

	Total Revenue	Operating Expense	Income Before
3Q 2001 vs. 3Q 2000	Growth	Growth	Taxes Growth

Private Client Services	11%	1%	23%
Global Investment Management	(2)%	12%	(24)%
Total Asset Management	2%	9%	(9)%

	Total Revenue	Operating Expense	Income Before
YTD 2001 vs. YTD 2000	Growth	Growth	Taxes Growth

Private Client Services	11%	5%	20%
Global Investment Management	(5)%	2%	(16)%
Total Asset Management	—%	2%	(4)%

Private Client Services

					Growth rates
	Quarter ended		Nine months ended
					3Q 01	9 Mos 01
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs 3Q	vs 9 Mos
	2001	2000	2001	2000	00	00

Total revenue	$126	$114	$366	$329	11%	11%
Total operating expense	$65	$65	$196	$187	1%	5%
Income before taxes	$61	$49	$170	$141	23%	20%
Return on common equity	66%	50%	62%	51%
Pretax operating margin (a)	52%	47%	50%	47%
Assets under management	$46	$57			(18)%
Assets under administration or custody	$21	$34			(37)%

S&P 500 Index at period end	1,041	1,437			(28)%

(a)	Excludes amortization of intangibles.

Private Client Services includes private asset management services, private banking and the results of Mellon United National Bank in Florida. This sector continued to show good growth in revenue and income before taxes for the third quarter and first nine months of 2001, primarily resulting from higher net interest revenue and effective expense management. Income before taxes increased 23% and 20% in the third quarter and first nine months of 2001, respectively, compared with the prior-year periods. These increases resulted from positive operating leverage as revenue increased 11% in both periods, while operating expense increased only 1% and 5%, respectively.

Business sectors (continued)

Global Investment Management

					Growth rates
	Quarter ended		Nine months ended
					3Q 01	9 Mos 01
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2001	2000	2001	2000	3Q 00	9 Mos 00

Total revenue	$271	$278	$789	$828	(2)%	(5)%
Total operating expense	$192	$173	$539	$530	12%	2%
Income before taxes	$79	$105	$250	$298	(24)%	(16)%
Return on common equity	29%	44%	32%	43%
Pretax operating margin (a)	32%	41%	34%	39%
Assets under management	$462	$443			4%

S&P 500 Index at period end	1,041	1,437			(28)%

(a)	Excludes amortization of intangibles.

Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management and brokerage services. Income before taxes decreased 24% in the third quarter of 2001, compared with the third quarter of 2000, and decreased 16% in the first nine months of 2001 compared with the first nine months of 2000. The results of this sector were impacted by the July 2001 Standish Mellon Asset Management acquisition. Excluding the impact of the acquisition, revenue decreased 7% and 6%, respectively, for the third quarter and first nine months of 2001, while expenses increased 4% for the third quarter and decreased 1% for the first nine months of 2001. Results for this sector were negatively impacted by lower brokerage services and asset management revenue reflecting the impact of the equity market conditions in 2001, as represented by the Standard and Poor’s 500 Index which was down 27.5% at Sept. 30, 2001 compared with Sept. 30, 2000. Assets under management for this sector increased 4% to $462 billion at Sept. 30, 2001, from $443 billion at Sept. 30, 2000, primarily due to the Standish Mellon acquisition which added $41 billion to assets managed. Average proprietary equity mutual funds decreased $12 billion, or 20%, in the third quarter of 2001 compared to the third quarter of 2000.

Processing and Corporate Services

	Total Revenue	Operating Expense	Income Before
3Q 2001 vs. 3Q 2000	Growth	Growth	Taxes Growth

Global Investment Services	21%	25%	10%
Global Cash Management	17%	5%	45%
Relationship Lending	(5)%	(9)%	8%
Total Processing and Corporate Services	15%	16%	17%

	Total Revenue	Operating Expense	Income Before
YTD 2001 vs. YTD 2000	Growth	Growth	Taxes Growth

Global Investment Services	28%	29%	23%
Global Cash Management	15%	12%	22%
Relationship Lending	(1)%	(1)%	7%
Total Processing and Corporate Services	20%	22%	18%

Business sectors (continued)

Global Investment Services

					Growth rates
	Quarter ended		Nine months ended
					3Q 01	9 Mos 01
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2001	2000	2001	2000	3Q 00	9 Mos 00

Total revenue	$326	$268	$1,023	$802	21%	28%
Total operating expense	$257	$204	$780	$604	25%	29%
Income before taxes	$69	$64	$243	$198	10%	23%
Return on common equity	27%	31%	33%	34%
Pretax operating margin (a)	23%	25%	25%	26%
Assets under management	$39	$40			(2)%
Assets under administration or custody	$2,056	$2,264			(9)%

S&P 500 Index at period end	1,041	1,437			(28)%

(a)	Excludes amortization of intangibles.

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Income before taxes increased 10% and 23% in the third quarter and first nine months of 2001, compared with prior-year periods. The results of this sector were favorably impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Excluding the impact of the acquisition, revenue for this sector increased 4% and 9%, respectively, for the third quarter and first nine months of 2001 compared with the prior-year periods, while operating expenses increased 5% and 6%, respectively, for the same periods. The improved performance of this sector reflects higher benefits consulting revenue and higher institutional trust and custody revenue. Assets under administration or custody for this sector were $2.056 trillion at Sept. 30, 2001, a decrease of 9% compared with Sept. 30, 2000, reflecting, in large part, the weakened equity markets.

Global Cash Management

					Growth rates
	Quarter ended		Nine months ended
					3Q 01	9 Mos 01
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2001	2000	2001	2000	3Q 00	9 Mos 00

Total revenue	$112	$95	$317	$276	17%	15%
Total operating expense	$73	$66	$218	$195	5%	12%
Income before taxes	$39	$29	$99	$81	45%	22%
Return on common equity	67%	50%	53%	50%
Pretax operating margin (a)	36%	29%	31%	29%

(a)	Excludes amortization of intangibles.

Global Cash Management includes the Corporation’s collection and disbursement, remittance processing and electronic services products provided to large corporations, financial institutions and the Federal government. Revenue and income before taxes continued to show excellent growth in 2001 from new

Business sectors (continued)

business, higher volumes from existing customers and expense management. Income before taxes increased 45% and 22%, respectively, for the third quarter and first nine months of 2001 compared to the prior-year periods, on revenue growth of 17% and 15%, respectively.

Relationship Lending

					Growth rates
	Quarter ended		Nine months ended
					3Q 01	9 Mos 01
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2001	2000	2001	2000	3Q 00	9 Mos 00

Total revenue	$78	$87	$240	$243	(5)%	(1)%
Total operating expense	$34	$41	$113	$115	(9)%	(1)%
Income before taxes	$43	$41	$125	$117	8%	7%
Return on common equity	17%	12%	15%	12%
Pretax operating margin (a)	59%	52%	57%	53%

(a)	Excludes amortization of intangibles.

Relationship Lending includes large corporate and mid-corporate relationship banking, commercial real estate lending, insurance premium financing, corporate finance and derivative products, securities underwriting and trading, and international banking. Income before taxes increased 8% in the third quarter of 2001, compared with the third quarter of 2000 and increased 7% in the first nine months of 2001 compared with the prior-year period. These improvements primarily resulted from lower expenses that more than compensated for lower fee revenue compared with the prior-year periods.

Total Core Business Sectors

					Growth rates
	Quarter ended		Nine months ended
					3Q 01	9 Mos 01
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	vs	vs
	2001	2000	2001	2000	3Q 00	9 Mos 00

Total revenue	$913	$842	$2,735	$2,478	9%	10%
Total operating expense	$621	$549	$1,846	$1,631	13%	13%
Income before taxes	$291	$288	$887	$835	2%	6%
Return on common equity	32%	31%	31%	31%
Pretax operating margin (a)	34%	36%	35%	36%
Assets under management	$547	$540			1%
Assets under administration or custody	$2,077	$2,298			(10)%

S&P 500 Index at period end	1,041	1,437			(28)%

(a)	Excludes amortization of intangibles.

Income before taxes for the Core Sectors increased 2% and 6% in the third quarter and first nine months of 2001 compared with the prior-year periods, reflecting good revenue growth and lower credit quality expense. The Core Sectors’ contribution to earnings per share increased 9% in the third quarter of 2001 over the prior-year period and increased 11% in the first nine months of 2001 compared with the first nine months of 2000.

Business sectors (continued)

Contribution to earnings per share from Total Core Business Sectors
(in millions, except per share amounts)	3Q01	3Q00	Growth	YTD01	YTD00	Growth

Asset Management	$83	$92	(10)%	$251	$264	(5)%
Processing and Corporate Services	$95	$83	17%	$295	$249	18%

Net Income	$178	$175	2%	$546	$513	6%
Contribution to EPS	$.38	$.35	9%	$1.14	$1.03	11%
Contribution to EPS — excluding goodwill amortization	$.41	$.39	5%	$1.24	$1.13	10%

Contribution to earnings per share from Total Core Business Sectors — Five Quarter Trend
(in millions, except per share amounts)	3Q01	2Q01	1Q01	4Q00	3Q00

Asset Management	$83	$87	$81	$95	$92
Processing and Corporate Services	$95	$101	$99	$81	$83

Net Income	$178	$188	$180	$176	$175
Contribution to EPS	$.38	$.39	$.37	$.36	$.35
Contribution to EPS — excluding goodwill amortization	$.41	$.43	$.40	$.39	$.39

Other Activity

Other Activity includes large ticket leasing and certain leveraged and other lending relationships that the Corporation intends to exit; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been allocated, for management reporting purposes, to the core business sectors. The results for the first nine months of 2000 also include the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000.

Revenue in the Other Activity sector primarily reflects earnings on capital above that required for the core sectors, residual net interest revenue (expense) from Corporate Treasury after the transfer pricing of assets and liabilities included in the core sectors, gains from the sale of assets and the gains/losses and carrying costs of Mellon Ventures activities. The Other Activity sector recorded a pretax loss of $5 million in the third quarter of 2001, compared with a $27 million pretax gain in the third quarter of 2000. The third quarter of 2001 includes a net charge of $28 million pre-tax, $18 million after-tax, or $.04 per share, for fair value adjustments of investments in the venture capital portfolio. This compares with net gains of $8 million pre-tax, $5 million after-tax, or $.01 per share in the third quarter of 2000. The results for the first nine months of 2001 also include a $140 million pre-tax, $91 million after-tax, or $.19 per share, charge for fair value adjustments of investments in the venture capital portfolio, recorded in the second quarter of 2001. These adjustments were necessary following sharp declines in the fair values of private equity investments in the portfolio due to the weakened economy and the general lack of venture capital funding. Other operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Average assets include assets that will be liquidated as part of the finalization of the Citizen’s transaction and other divestitures, the investments of Mellon Ventures and assets of certain support areas not identified with the major business sectors. This sector also includes assets and liabilities recorded directly in Corporate Treasury and not associated with a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors, as well as capital required for the investments of Mellon Ventures.

Noninterest revenue

	Quarter ended		Nine months ended

(dollar amounts in millions,	Sept. 30,	Sept. 30,	Sept. 30,		Sept. 30,
unless otherwise noted)	2001	2000	2001		2000

Trust and investment fee revenue:
Investment management	$345	$326	$1,001		$953
Administration and custody	188	150	602		496
Benefits consulting	70	66	205		185
Brokerage fees	7	11	30		45

Total trust and investment fee revenue	610	553	1,838		1,679
Cash management revenue	62	53	176		150
Foreign currency and securities trading revenue	39	42	141		135
Financing-related revenue	40	37	117		104
Equity investment revenue	(20)	20	(157)		73
Other	10	7	30		29

Total fee and other revenue	741	712	2,145		2,170
Gains on the sales of securities	—	—	—		—

Total noninterest revenue	$741	$712	$2,145		$2,170

Fee revenue as a percentage of net interest and fee revenue (FTE)	83%	83%	84	%(a)	84%
Trust and investment fee revenue as a percentage of net interest and fee revenue (FTE)	68%	64%	67	%(a)	64%
Assets under management at period end (in billions)	$547	$540
Assets under administration or custody at period end (in billions)	$2,077	$2,298

S&P 500 Index at period end	1,041	1,437

(a)	Excludes the second quarter 2001 $140 million pre-tax impact of the fair value adjustment of venture capital investments.
Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Fee revenue of $741 million in the third quarter of 2001 when compared with the third quarter of 2000 was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services and the July 2001 acquisition of Standish Mellon Asset Management. Excluding the impact of acquisitions, fee revenue decreased 5% in the third quarter of 2001 compared with the prior-year period, reflecting the weakness in the equity markets. However, also excluding equity investment revenue, fee revenue increased 1% over the same periods. Trust and investment fee revenue, excluding the effect of acquisitions, was down only 1% in the third quarter of 2001 compared with the third quarter of 2000, despite the significant drop in the equity markets.

Noninterest revenue (continued)

The equity markets at Sept. 30, 2001, as measured by the Standard and Poor’s 500 Index, decreased 15.0% compared with June 30, 2001, and decreased 27.5% compared with Sept. 30, 2000, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 6.6% at Sept. 30, 2001, compared to June 30, 2001, and increased 14.3% compared to Sept. 30, 2000.

	3rd Qtr. 2001	Nine Mo. 2001
	over	over
Fee revenue growth (a)	3rd Qtr. 2000	Nine Mo. 2000

Trust and investment fee revenue growth	(1)%	2%
Total fee revenue growth (b)	(5)%	(1)%
— excluding equity investment revenue	1%	3%

S&P 500 Index at period end	1,041	1,437

(a)	Excludes the effect of acquisitions and the May 2000 expiration of the long-term mutual fund administration contract with a third party.
(b)	Also excludes the second quarter 2001 $140 million pre-tax fair value adjustment of venture capital investments.

Investment management fee revenue

	Quarter ended		Nine months ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2001	2000	2001	2000

Managed mutual funds (a):
Equity funds	$72	$87	$222	$248
Money market funds	64	45	175	132
Bond and fixed-income funds	37	31	98	91
Nonproprietary	9	10	25	28

Total managed mutual funds	182	173	520	499
Institutional	83	75	240	223
Private clients	80	78	241	231

Total investment management fee revenue	$345	$326	$1,001	$953

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $7 million and $8 million at Sept. 30, 2001, and Sept. 30, 2000, respectively. Net of year-to-date fees waived and fund expense reimbursements of $20 million and $25 million at Sept. 30, 2001, and Sept. 30, 2000, respectively.

Investment management fee revenue increased $19 million, or 6%, in the third quarter of 2001, compared with the third quarter of 2000, and increased $48 million, or 5%, in the first nine months of 2001, compared with the first nine months of 2000. The increase in the third quarter of 2001 compared to the third quarter of 2000 primarily resulted from increased investment management fee revenue relating to money market and fixed-income mutual funds as well as the Standish Mellon acquisition. Revenue from Standish Mellon is primarily included in institutional investment management fee revenue in the table above. Excluding the effect of this acquisition, investment management fee revenue increased 2% as the positive effect of new business offset the effect of the weakened equity markets.

Mutual fund management fees are based upon the daily average net assets of each fund. The average assets of proprietary mutual funds managed in the third quarter of 2001 were $164 billion, up $22 billion, or 15%, from $142 billion in the third quarter of 2000. The increase primarily resulted from increases in average net

Noninterest revenue (continued)

assets of institutional taxable money market funds, offset in part by lower average net assets of equity funds. Proprietary equity funds averaged $47 billion in the third quarter of 2001, a decrease of $12 billion, or 20%, compared with $59 billion in the third quarter of 2000.

At Sept. 30, 2001, the market values of assets managed by the Corporation totaled $547 billion and were comprised as follows: 36% equities; 23% fixed income; 26% money market; 8% overlay and global fixed-income products; and 7% securities lending cash collateral.

Market value of assets under management, administration or custody at period end
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in billions)	2001	2001	2001	2000	2000

Mutual funds managed:
Equity funds	$43	$51	$47	$54	$60
Money market funds	93	92	81	68	64
Bond and fixed-income funds	27	22	22	21	21
Nonproprietary	22	25	23	31	32

Total mutual funds managed	185	190	173	174	177
Institutional (a)	316	306	298	302	309
Private clients	46	50	49	54	54

Total market value of assets under management	$547	$546	$520	$530	$540
Market value of assets under administration or custody (b)(c)	$2,077	$2,295	$2,251	$2,267	$2,298

Total market value of assets under management, administration or custody	$2,624	$2,841	$2,771	$2,797	$2,838

S&P 500 Index at period end	1,041	1,224	1,160	1,320	1,437

(a)	Includes assets managed at Pareto Partners of $28 billion at Sept. 30, 2001, $29 billion at June 30, 2001, $28 billion at March 31, 2001, $29 billion at Dec. 31, 2000, and $29 billion at Sept. 30, 2000. The Corporation has a 30% equity interest in Pareto Partners.
(b)	Includes $276 billion of assets at Sept. 30, 2001; $299 billion of assets at June 30, 2001; $300 billion of assets at March 31, 2001; $323 billion of assets at Dec. 31, 2000; and $330 billion of assets at Sept. 30, 2000, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce.

(c)	Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, included in the table above, were $118 billion at Sept. 30, 2001; $123 billion at June 30, 2001; $103 billion at March 31, 2001; $95 billion at Dec. 31, 2000; and $84 billion at Sept. 30, 2000.

At Sept. 30, 2001, the combined market values of $22 billion of nonproprietary mutual funds and $316 billion of institutional assets managed, by asset type, were as follows: equities, $95 billion; balanced, $32 billion; fixed income, $80 billion; money market, $86 billion (which includes securities lending assets of $44 billion); and $45 billion in overlay and global fixed-income products, primarily at Pareto Partners, for a total of $338 billion.

As shown in the tables above and on the following page, the market value of assets under management was $547 billion at Sept. 30, 2001, a $1 billion increase from $546 billion at June 30, 2001, and a $7 billion increase from $540 billion at Sept. 30, 2000. The increase compared with the prior periods, was primarily due to the Standish Mellon acquisition, which added $41 billion of managed assets, offsetting the effect of weakness in the equity markets in 2001. Assets managed by Standish Mellon are primarily included in the institutional assets managed in the table above.

Noninterest revenue (continued)

Changes in market value of assets under management	Third quarter	Year-to-date
(in billions)	2001	2001

Market value of assets under management at beginning of period	$546	$530
Net inflows/(outflows) (a)	—	34
Net assets valuation increase/(decrease)	(40)	(58)
Acquisition	41	41

Market value of assets under management at end of period	$547	$547

(a)	Includes earnings reinvested.

Administration and custody fee revenue

Administration and custody fee revenue increased $38 million, or 25%, in the third quarter of 2001 compared with the third quarter of 2000, and increased $106 million, or 21%, in the first nine months of 2001, compared with the first nine months of 2000. These increases resulted from the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services. Excluding the acquisition, administration and custody fee revenue decreased 5% compared to the third quarter of 2000, primarily due to lower securities lending revenue and lower mutual fund administration revenue. The results of Mellon Investor Services had been accounted for under the equity method of accounting prior to the acquisition, with the net results recorded as administration and custody revenue. Following the acquisition, the gross fee revenue from this business is primarily included in institutional trust and custody revenue. Mellon Investor Services generated $49 million of gross fee revenue in the third quarter of 2001.

The market value of assets under administration or custody, shown in the table on the previous page, was $2,077 billion at Sept. 30, 2001, a decrease of $218 billion, or 10% unannualized, compared with $2,295 billion at June 30, 2001, and a decrease of $221 billion, or 10%, compared with $2,298 billion at Sept. 30, 2000, reflecting in large part, the weakened equity markets.

Benefits consulting

Benefits consulting fees generated by Buck Consultants increased $4 million, or 6%, in the third quarter of 2001 compared with the third quarter of 2000. This increase primarily reflects new client project activity and revenue from existing clients.

Brokerage fees

The $4 million, or 34%, decrease in brokerage fees in the third quarter of 2001 compared to the third quarter of 2000 primarily resulted from lower trading volumes in the volatile equities markets. Dreyfus Brokerage Services, Inc. averaged approximately 5,300 trades per day in the third quarter of 2001, compared with approximately 11,000 trades per day in the third quarter of 2000.

Noninterest (continued)

Cash management revenue

Cash management revenue increased $9 million, or 19%, in the third quarter of 2001 compared with the third quarter of 2000. The increase primarily resulted from higher volumes of cash management business, particularly in electronic and lockbox services. Cash management revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on the compensating balances are recognized in net interest revenue. See pages 13 and 14 of this report for a discussion of the Corporation’s Global Cash Management business sector.

Foreign currency and securities trading revenue

Foreign currency and securities trading revenue decreased $3 million, or 8%, to $39 million in the third quarter of 2001, compared with the third quarter of 2000, primarily due to lower securities trading revenue.

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $20 million in the third quarter of 2001, compared with $57 million of revenue in the third quarter of 2000. Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on loan sales; and gains or losses on lease residuals, increased $3 million in the third quarter of 2001 compared with the third quarter of 2000. Equity investment revenue, which includes realized and unrealized gains and losses on venture capital and non-venture capital investments, decreased $40 million in the third quarter of 2001, compared with the third quarter of 2000, primarily due to additional charges for fair value adjustments of investments in the venture capital portfolio. A net charge of $28 million pre-tax, $18 million after-tax, or $.04 per share, for the venture capital portfolio was recorded in the third quarter of 2001, compared with net gains of $8 million pre-tax, $5 million after-tax, or $.01 per share in the third quarter of 2000. The Corporation recorded a $140 million pre-tax, $91 million after-tax, or $.19 per share, charge for fair value adjustments in the second quarter of 2001.

Year-to-date 2001 compared with year-to-date 2000

Fee revenue for the first nine months of 2001 totaled $2.145 billion, a $25 million decrease compared with the first nine months of 2000. Fee revenue in the first nine months of 2001 was impacted by the December 2000 acquisition of the remaining 50% interest in Mellon Investor Services and the July 2001 acquisition of Standish Mellon, offset by the previously-disclosed May 2000 expiration of a long-term mutual fund administration contract with a third party, and the second quarter 2001 fair value adjustment of venture capital investments. Excluding these factors and equity investment revenue, fee revenue increased 3% in the first nine months of 2001 compared with the first nine months of 2000, due to higher trust and investment fee revenue and cash management revenue.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the third quarter of 2001 totaled $151 million, an increase of $4 million compared with $147 million in the third quarter of 2000, on a higher level of interest-earning assets. The net interest margin was 2.36% in the third quarter of 2001, down 32 basis points compared with 2.68% in the third quarter of 2000, reflecting a lower yielding asset mix. Average interest-earning assets increased $3.8 billion, as a $4.7 billion increase in average securities and a $2.3 billion increase in average money market investments were partially offset by a $2.0 billion decrease in net assets allocated to discontinued operations and a $1.2 billion decrease in average loans. Average loans represented 39% of average interest-earning assets in the third quarter of 2001, compared with 52% in the prior-year period.

Year-to-date 2001 compared with year-to-date 2000

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $437 million and 2.51%, respectively, in the first nine months of 2001, compared with $428 million and 2.57%, respectively, in the first nine months of 2000. The $9 million, or 2%, increase in net interest revenue in the first nine months of 2001 primarily resulted from the same factors that impacted the quarterly comparisons.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/ RATES

		Nine months ended

		Sept. 30, 2001		Sept. 30, 2000
		Average	Average	Average	Average
(dollar amounts in millions)		balance	yields/rates	balance	yields/rates

Assets	Interest-earning assets:
	Interest-bearing deposits with banks	$1,913	4.53%	$1,012	5.57%
	Federal funds sold and securities under resale agreements	1,015	4.73	878	6.33
	Other money market investments	186	4.90	86	5.03
	Trading account securities	363	4.44	262	6.73
	Securities:
	U.S. Treasury and agency securities (a)	8,355	6.09	6,124	6.55
	Obligations of states and political subdivisions (a)	248	6.70	140	6.19
	Other (a)	704	7.90	90	8.14
	Loans, net of unearned discount	10,461	7.06	11,685	7.85
	Net assets allocated to discontinued operations	—		2,200	6.07

	Total interest-earning assets	23,245	6.36	22,477	7.18
	Cash and due from banks	2,821		2,742
	Premises and equipment	609		448
	Customers’ acceptance liability	13		86
	Net acquired property	5		6
	Other assets (a)	6,155		5,715
	Reserve for credit losses	(247)		(284)

	Total assets	$32,601		$31,190

Liabilities	Interest-bearing liabilities:
and shareholders’	Deposits in domestic offices:
equity	Demand	$142	2.26%	$220	2.85%
	Money market and other savings accounts	6,320	3.05	6,420	4.34
	Retail savings certificates	181	4.33	206	5.43
	Other time deposits	1,032	4.51	970	5.68
	Deposits in foreign offices	3,468	3.94	2,985	4.82

	Total interest-bearing deposits	11,143	3.49	10,801	3.37
	Federal funds purchased and securities under
	repurchase agreements	1,858	4.41	1,663	6.02
	U.S. Treasury tax and loan demand notes	240	4.71	372	5.95
	Term federal funds purchased	46	4.36	167	6.07
	Commercial paper	434	4.28	134	6.30
	Other funds borrowed	379	7.04	1,000	6.45
	Notes and debentures (with original maturities over one year)	3,686	5.54	3,460	6.81
	Trust-preferred securities	973	8.11	991	7.94
	Net liabilities allocated from discontinued operations	854	9.55	—

	Total interest-bearing liabilities	19,613	4.76	18,588	5.57
	Total noninterest-bearing deposits	7,135		6,258
	Acceptances outstanding	13		86
	Other liabilities (a)	2,165		2,266

	Total liabilities	28,926		27,198
	Shareholders’ equity (a)	3,675		3,992

	Total liabilities and shareholders’ equity	$32,601		$31,190

Rates	Yield on total interest-earning assets		6.36%		7.18%
	Cost of funds supporting interest-earning assets		3.85		4.61

	Net interest income/margin:
	Taxable equivalent basis		2.51%		2.57%
	Without taxable equivalent increments		2.48		2.52

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

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/ RATES

		Quarter ended

		Sept. 30, 2001		Sept. 30, 2000
		Average	Average	Average	Average
(dollar amounts in millions)		balance	yields/rates	balance	yields/rates

Assets	Interest-earning assets:
	Interest-bearing deposits with banks	$2,919	4.11%	$1,217	5.47%
	Federal funds sold and securities under resale agreements	1,208	3.67	690	6.84
	Other money market investments	169	3.85	98	5.05
	Trading account securities	345	3.42	322	6.54
	Securities:
	U.S. Treasury and agency securities (a)	8,790	5.79	6,112	6.52
	Obligations of states and political subdivisions (a)	293	6.64	148	6.25
	Other (a)	1,704	7.93	77	9.70
	Loans, net of unearned discount	10,026	6.22	11,252	8.26
	Net assets allocated to discontinued operations	—		2,051	6.50

	Total interest-earning assets	25,454	5.74	21,967	7.41
	Cash and due from banks	2,751		2,632
	Premises and equipment	635		466
	Customers’ acceptance liability	5		74
	Net acquired property	3		5
	Other assets (a)	6,284		5,859
	Reserve for credit losses	(229)		(286)

	Total assets	$34,903		$30,717

Liabilities	Interest-bearing liabilities:
and shareholders’	Deposits in domestic offices:
equity	Demand	$152	2.09%	$142	2.24%
	Money market and other savings accounts	6,012	2.29	6,622	4.48
	Retail savings certificates	172	3.35	205	5.62
	Other time deposits	656	3.85	865	5.52
	Deposits in foreign offices	3,585	3.32	2,988	4.91

	Total interest-bearing deposits	10,577	2.78	10,822	3.49
	Federal funds purchased and securities under
	repurchase agreements	1,315	3.16	1,662	6.47
	U.S. Treasury tax and loan demand notes	93	3.28	365	6.38
	Term federal funds purchased	54	3.20	16	6.62
	Commercial paper	678	3.64	116	6.45
	Other funds borrowed	255	7.61	681	6.19
	Notes and debentures (with original maturities over one year)	3,758	4.61	3,532	6.92
	Trust-preferred securities	967	8.09	991	7.88
	Net liabilities allocated from discontinued operations	4,112	5.60	—

	Total interest-bearing liabilities	21,809	4.91	18,185	5.71
	Total noninterest-bearing deposits	7,524		6,254
	Acceptances outstanding	5		74
	Other liabilities (a)	2,187		2,203

	Total liabilities	31,525		26,716
	Shareholders’ equity (a)	3,378		4,001

	Total liabilities and shareholders’ equity	$34,903		$30,717

Rates	Yield on total interest-earning assets		5.74%		7.41%
	Cost of funds supporting interest-earning assets		3.38		4.73

	Net interest income/margin:
	Taxable equivalent basis		2.36%		2.68%
	Without taxable equivalent increments		2.33		2.62

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

Operating expense

	Quarter ended		Nine months ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollar amounts in millions)	2001	2000	2001	2000

Staff expense	$364	$338	$1,101	$1,002
Professional, legal and other purchased services	78	69	228	192
Net occupancy expense	54	45	159	135
Equipment expense	40	32	113	97
Business development	25	26	81	89
Amortization of goodwill	20	18	59	55
Amortization of other intangible assets	2	2	5	5
Communications expense	17	15	52	50
Other expense	12	16	43	54

Total operating expense	$612	$561	$1,841	$1,679

Efficiency ratio (a)	68%	65%	67%	64%
Efficiency ratio excluding amortization of goodwill	66%	62%	65%	62%

Average full-time equivalent staff	21,300	20,200	21,700	20,000

(a)	Operating expense as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the second quarter 2001 fair value adjustment of venture capital, and gains on the sales of securities.

The higher levels of operating expense in 2001 compared with the comparable periods in 2000 were due to acquisitions. Excluding the effect of acquisitions, operating expense was essentially flat compared with the prior-year periods.

	3rd Qtr. 2001	Nine Mo. 2001
	over	over
Operating expense growth	3rd Qtr. 2000	Nine Mo. 2000

Operating expense growth (a)	—%	1%

(a)	Excludes the effect of acquisitions.

Income taxes

The provision for income taxes from continuing operations totaled $265 million in the first nine months of 2001 compared with $331 million in the first nine months of 2000. The Corporation’s effective tax rate on income from continuing operations for the first nine months of 2001 was 35.5%, compared with 36.3% in the first nine months of 2000. It is currently anticipated that the effective tax rate will be approximately the same for the remainder of 2001.

Asset/liability management

	Quarter ended

	Sept. 30,	Sept. 30,
(average balances in millions)	2001	2000

Assets:
Money market investments	$4,296	$2,005
Trading account securities	345	322
Securities	10,888	6,166
Loans	10,026	11,252
Net assets allocated to discontinued operations	—	2,051

Total interest-earning assets	25,555	21,796
Noninterest-earning assets	9,679	9,036
Reserve for credit losses	(229)	(286)

Total assets	$35,005	$30,546

Funds supporting total assets:
Core funds	$27,053	$25,939
Purchased funds	7,952	4,607

Funds supporting total assets	$35,005	$30,546

The Corporation’s average interest-earning assets increased $3.8 billion in the third quarter of 2001, compared with the third quarter of 2000, as a $4.7 billion increase in average securities and a $2.3 billion increase in average money market investments were partially offset by a $2.0 billion decrease in net assets allocated to discontinued operations and a $1.2 billion decrease in average loans.

Core funds, which are considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $526 million in the third quarter of 2001 from the prior-year period, reflecting the lower level of loans. Core funds averaged 139% of core assets in the third quarter of 2001, compared with 130% in the third quarter of 2000.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, other funds borrowed, and the net liabilities allocated from discontinued operations. Purchased funds increased $3.3 billion in the third quarter of 2001 from the prior-year period, due to $4.1 billion of net liabilities allocated from discontinued operations partially offset by a decrease in other short term funds borrowed. As a percentage of total average assets, purchased funds were 23% in the third quarter of 2001, compared with 15% in the third quarter of 2000.

Composition of loan portfolio

The loan portfolio at Sept. 30, 2001, decreased $671 million and $1.118 billion compared with Dec. 31, 2000, and Sept. 30, 2000, respectively. The decrease from both periods primarily resulted from a lower level of commercial and financial loans and consumer loans, partially offset by a higher level of commercial real estate loans. At Sept. 30, 2001, the composition of the loan portfolio was 84% commercial and 16% consumer.

Composition of loan portfolio	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2001	2000	2000

Domestic loans and leases:
Commercial and financial	$4,408	$4,818	$5,051
Commercial real estate	2,536	2,178	2,044
Consumer credit	1,629	2,069	2,502
Lease finance assets	671	644	681

Total domestic loans and leases	9,244	9,709	10,278

International loans and leases	969	1,175	1,053

Total loans and leases, net of unearned discount	$10,213	$10,884	$11,331

Commercial and financial

At Sept. 30, 2001, total domestic commercial and financial loans decreased by $410 million, or 9%, compared with Dec. 31, 2000, and by $643 million, or 13%, compared with Sept. 30, 2000, primarily as a result of an insurance premium financing loan securitization and a lower level of wholesale lending. Commercial and financial loans represented 43% of the total loan portfolio at Sept. 30, 2001, compared with 44% at Dec. 31, 2000, and 45% at Sept. 30, 2000.

Commercial real estate

      At Sept. 30, 2001, domestic commercial real estate loans increased by $358 million, or 16%, compared with Dec. 31, 2000, and by $492 million, or 24%, compared with Sept. 30, 2000. Domestic commercial real estate loans represented 25% of total loans at Sept. 30, 2001, up from 20% at Dec. 31, 2000, and 18% at Sept. 30, 2000.

Consumer credit

      Consumer credit, which principally consists of margin loans, secured and unsecured personal credit lines for customers in the Private Client Services sector, and consumer mortgages, was $1.629 billion at Sept. 30, 2001, a decrease of $440 million, or 21%, from Dec. 31, 2000, and $873 million, or 35%, from Sept. 30, 2000. The decrease compared with prior periods was due in part to lower levels of secured margin loans.

Lease finance assets

Lease finance assets, which represent large-ticket leases, totaled $671 million at Sept. 30, 2001, compared with $644 million at Dec. 31, 2000, and $681 million at Sept. 30, 2000.

Composition of loan portfolio (continued)

International loans

Loans to international borrowers totaled $969 million at Sept. 30, 2001, compared with $1.175 billion at Dec. 31, 2000, and $1.053 billion at Sept. 30, 2000. International loans represented 9% of the total loan portfolio at Sept. 30, 2001, 11% at Dec. 31, 2000, and 9% at Sept. 30, 2000.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2001	2000	2001

Commitments to extend credit:
Expire within one year	$16,186	$16,790	$16,035
Expire within one to five years	10,159	11,537	12,544
Expire over five years	204	518	610

Total	26,549	28,845	29,189
Standby letters of credit and foreign and other guarantees (b)	3,506	4,111	4,040
Commercial letters of credit (c)	35	47	73
Custodian securities lent with indemnification against broker default of return of securities	42,382	41,917	40,359

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 82 through 84 of the 2000 Financial Annual Report to Shareholders.
(b)	Net of participations and cash collateral totaling $206 million, $268 million and $297 million, respectively.

(c)	Net of participations and collateral totaling $16 million, $7 million and $11 million, respectively.

Commitments to extend credit expiring over one year at Sept. 30, 2001, decreased $1.692 billion, or 14%, compared with Dec. 31, 2000 and decreased $2.791 billion, or 21%, compared with Sept. 30, 2000.

Capital

Selected capital data
(dollar amounts in millions, except per share amounts;	Sept. 30,	Dec. 31,	Sept. 30,
common shares in thousands)	2001	2000	2000

Total shareholders’ equity	$3,560	$4,152	$4,032
Total shareholders’ equity to assets ratio	9.55%	11.92%	13.43%

Tangible shareholders’ equity (a)	$2,159	$2,967	$2,870
Tangible shareholders’ equity to assets ratio (b)	6.02%	8.84%	9.97%

Tier I capital ratio (c)(d)	6.43%	7.23%	7.21%
Total (Tier I plus Tier II) capital ratio (c)(d)	10.49%	11.74%	11.72%
Leverage capital ratio (c)(d)	5.66%	7.11%	7.18%
Total Tier I capital (d)	$2,476	$3,200	$3,188
Total (Tier I plus Tier II) capital (d)	$4,040	$5,194	$5,182
Total risk-adjusted assets (d)	$38,526	$44,247	$44,207
Average assets — leverage capital basis (d)	$43,724	$44,996	$44,425

Book value per common share	$7.61	$8.53	$8.26
Tangible book value per common share	$4.61	$6.10	$5.88

Closing common stock price per share	$32.33	$49.19	$46.38
Market capitalization	$15,125	$23,941	$22,631
Common shares outstanding	467,834	486,739	487,990

(a)	Includes $47 million, $89 million and $81 million, respectively, of minority interest, primarily related to Newton. In addition, includes $291 million, $191 million and $169 million, respectively, of tax benefits related to tax deductible goodwill and intangible assets.
(b)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of the tax benefit.

(c)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively.

(d)	Includes discontinued operations.

      The Corporation’s equity to assets capital ratios compared with Dec. 31, 2000, reflect the effect of common stock repurchases and a higher level of assets, primarily due to a higher level of money market investments and securities. The decrease in the Corporation’s risk-based capital ratios compared with Dec. 31, 2000, reflects the effect of common stock repurchases and a higher level of goodwill from acquisitions partially offset by a lower level of risk-weighted assets. The risk-based capital ratios include discontinued operations. These ratios are expected to improve following the consummation of the Citizen’s Financial Group transaction which will result in a lower level of risk-adjusted assets.

      During the third quarter of 2001, approximately 3.4 million shares of common stock were repurchased, bringing year-to-date repurchases to approximately 23.4 million shares. Common shares outstanding at Sept. 30, 2001, were 10.7% lower than at Dec. 31, 1998, reflecting a 56.0 million share reduction, net of shares reissued, primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $2.8 billion, at an average share price of $38.12 per share. In addition, through Oct. 31, 2001, the Corporation entered into forward stock repurchase contracts for 15.5 million shares of its common stock totaling $523 million, at an average share price of $33.82 per share. These contracts will settle, and the Corporation will acquire the shares, no later than January 2002. At Oct. 31, 2001, after considering the shares repurchased and those committed to be repurchased, an additional 4.7 million common shares were available for repurchase under the current share repurchase program authorized by the board of directors in May 2001. The Corporation currently expects to repurchase the remaining 4.7 million

Capital (continued)

shares by Dec. 31, 2001. During the third quarter of 2001, the board of directors also authorized the repurchase of the number of common shares that will be issued in connection with the acquisition of Eagle Investment Systems. Prior to closing of this acquisition in mid-November 2001, the shares will be repurchased.

Common shares outstanding	Third Quarter		Year-to-date		Full Year
(in millions)	2001		2001		2000

Beginning shares outstanding	470.0		486.7		500.6
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.2		4.5		7.2
Shares repurchased	(3.4	)(a)	(23.4	)(b)	(21.1	)(c)

Ending shares outstanding	467.8		467.8		486.7

(a)	Purchase price of $133 million for an average share price of $38.97 per share.
(b)	Purchase price of $1.045 billion for an average share price of $44.64 per share.

(c)	Purchase price of $737 million for an average share price of $34.87 per share.

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

Acquisition-related intangibles

Acquisition-related intangibles	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2001	2000	2000

Goodwill	$1,692	$1,441	$1,387
Purchased core deposit and other identified intangibles	47	24	25

Total acquisition-related intangibles	$1,739 (a)	$1,465	$1,412

(a)	At Sept. 30, 2001, $808 million is tax deductible and $931 million is non-tax deductible.

The $274 million increase in acquisition-related intangibles from Dec. 31, 2000, primarily resulted from goodwill and intangible assets recognized from acquisitions, most notably the July 2001 acquisition of Standish Mellon, offset in part by amortization expense of $64 million. In accordance with new accounting standards regarding business combinations and related accounting for goodwill and intangible assets, the goodwill for Standish Mellon is not being amortized. The goodwill recorded in 2001 is expected to be fully deductible for tax purposes. For the full-year 2001, using average common shares and equivalents outstanding for the nine months ended Sept. 30, 2001, the after-tax impact of the annual amortization is expected to be approximately $74 million, or approximately $.15 per share, of which approximately $.14 per share relates to the amortization of goodwill. See pages 6 and 7 for a further discussion of the new accounting standards.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with approximately nine months remaining until maturity, as well as $900 million of unused capacity under an effective debt shelf registration statement. Various alternatives exist for raising the funding needed for the finalization of the Citizens transaction. While final funding decisions have not yet been made, it is currently expected that the funding will come from the liquidation of money market assets supplemented by the acquisition of wholesale funds, as necessary.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $222 million during the first nine months of 2001 to $3.456 billion. The increase resulted from the effect of discontinued operations, and $511 million of net cash provided by operating activities, partially offset by $3.865 billion of net cash used in financing activities and $2.587 billion of net cash used in investing activities. Net cash used in financing activities primarily reflected decreases in customer deposits, and the repurchase of common stock. Net cash used in investing activities primarily resulted from a higher level of money market investments and net purchases of securities available for sale.

Contractual maturities of the Corporation’s long-term debt totaled $100 million during the third quarter of 2001, which related to parent term debt. There are no contractual maturities of the Corporation’s long-term debt scheduled for the fourth quarter of 2001. Contractual maturities of long-term debt will total approximately $409 million in 2002. In November 2001, the Corporation issued $321 million of 6.375% Sterling denominated Senior Notes maturing in 2011. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table below. Mellon Bank, N.A. currently has double-A long-term deposit ratings from all major credit rating agencies. The ratings presented in the table below were re-affirmed by Standard and Poor’s, Moody’s and Fitch following the July 17, 2001, announcement by the Corporation that it had reached an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc.

Senior and subordinated debt ratings
at Sept. 30, 2001	Standard & Poor’s	Moody’s	Fitch

Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+

Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

The Corporation paid $332 million in common stock dividends in the first nine months of 2001, compared with $315 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 58% in the third quarter of 2001 on a dividend of $.24 per share compared with 42% in the third quarter of 2000 on a dividend of $.22 per share. Based upon shares outstanding at Sept. 30, 2001, and the new

Liquidity and dividends (continued)

quarterly common dividend rate of $.12 per share for the fourth quarter of 2001, the annualized common stock dividend cash requirement would be approximately $225 million.

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. There are, however, certain limitations on the payment of dividends to the parent Corporation by its national and state member bank subsidiaries. For a discussion of these limitations, see note 21 in the Corporation’s 2000 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2001, of approximately $250 million, less any dividends declared and plus or minus net profits or losses, as defined, between Oct. 1, 2001, and the date of any such dividend declaration.

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

The measurement of interest rate risk is meaningful only when all related on-and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets; U.S. government and federal agency securities; municipal securities; mortgage-backed securities; corporate bonds; asset-backed securities; fixed-rate wholesale term funding; and interest rate swaps. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or downward in interest rates on net interest revenue, earnings per share and return on equity. This analysis was prepared using the levels of all interest-earning assets adjusted for anticipated asset sales related to business divestitures, supporting funds and derivative instruments used for interest rate risk management at Sept. 30, 2001, assuming that the level of loan fees remains unchanged, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the Sept. 30, 2001, levels and remaining at those levels thereafter.

Interest rate sensitivity analysis (continued)

Interest rate simulation sensitivity analysis

	Movements in interest rates from Sept. 30, 2001 rates

	Increase						Decrease

Simulated impact in the next 12 months	+50bp		+100bp		+200bp		-50bp		-100bp		-200bp
compared with Sept. 30, 2001:
Net interest revenue (decrease) increase	(0.5)%		(1.6)%		(4.8)%		0.3%		(0.8)%		(4.4)%
Earnings per share (decrease) increase	$—		$(.01)		$(.04)		$—		$(.01)		$(.03)
Return on equity (decrease) increase	(5	)bp	(16	)bp	(49	)bp	3	bp	(8	)bp	(46	)bp

The anticipated impact on net interest revenue and portfolio equity under the 50, 100 and 200 basis point increase (decrease) scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk under all scenarios at both Sept. 30, 2001, and Sept. 30, 2000. The simulation analysis reflects the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with derivative instruments

By policy, the Corporation will not enter into any new derivative contracts that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps — including callable and basis swaps — caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that reasonably ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. By using derivative instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin, but with a comparable level of net interest revenue and return on equity. Use of derivative instruments for speculative purposes is not permitted outside of those areas designated as trading and is controlled with specific authorizations and limits. The derivative instruments used to manage the Corporation’s interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 23 on pages 82 through 88 in the Corporation’s 2000 Financial Annual Report to Shareholders.

Interest rate sensitivity analysis (continued)

Maturities of derivative instruments used to manage interest rate risk

							Total at
							Sept. 30,
(notional amounts in millions)	2001	2002	2003	2004	2005	2006+	2001

Receive fixed/pay floating generic swaps (a):
Notional amount	$—	$—	$500	$200	$550	$900	$2,150

Weighted average rate:
Receive	—	—	6.77%	6.00%	6.76%	6.29%	6.49%
Pay	—	—	3.67%	3.46%	3.40%	3.44%	3.49%

Receive fixed/pay floating callable swaps (b):
Notional amount	$—	$—	$—	$—	$—	$500	$500

Weighted average rate:
Receive	—	—	—	—	—	7.72%	7.72%
Pay	—	—	—	—	—	3.46%	3.46%

Pay fixed/receive floating generic swaps (a):
Notional amount	$1	$204	$6	$6	$2	$—	$219

Weighted average rate:
Receive	4.04%	3.18%	4.04%	4.04%	4.04%	—	3.24%
Pay	5.15%	6.47%	5.15%	5.15%	5.15%	—	6.38%

Total notional amount	$1	$204	$506	$206	$552	$1,400	$2,869

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.

(b)	Callable swaps are generic swaps with a call option at the option of the counterparty. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at Sept. 30, 2001, are shown in this table.

The table below presents the gross notional amounts of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the table above and the table below should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

Interest rate swaps	Sept. 30,	Dec. 31,
(in millions)	2001	2000

Instruments associated with long term debt and trust-preferred securities	$2,850	$2,570
Instruments associated with loans	19	—

Total notional amount (a)	$2,869	$2,570

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $218 million at Sept. 30, 2001, and $34 million at Dec. 31, 2000. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

The Corporation entered into these derivative instruments to alter the natural interest rate risk embedded in its liabilities and assets. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net

Interest rate sensitivity analysis (continued)

differential resulted in interest revenue of $15 million and $24 million in the third quarter and first nine months of 2001, compared with interest expense of $4 million and $9 million in the third quarter and first nine months of 2000.

The estimated unrealized fair value of the Corporation’s risk management derivative instruments at Sept. 30, 2001, was a positive $211 million, compared to a positive $31 million at Dec. 31, 2000. The improvement primarily resulted from the decrease in interest rates in 2001. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

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

The financial risk associated with trading positions is managed by assigning position limits and stop loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the derivative instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $6 million at Sept. 30, 2001, and approximately $3 million at Dec. 31, 2000.

Derivative instruments used for trading activities (a)

	Sept. 30,	Dec. 31,
(notional amounts in millions)	2001	2000

Foreign currency contracts:
Commitments to purchase	$18,560	$13,511
Commitments to sell	18,545	13,751
Foreign currency and other option contracts purchased	2,147	494
Foreign currency and other option contracts written	2,980	493

Interest rate agreements (b):
Interest rate swaps	11,112	11,116
Options, caps and floors purchased	845	1,265
Options, caps and floors written	942	1,618
Futures and forward contracts	13,233	3,530
Other products	581	812

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $581 million at Sept. 30, 2001, and $770 million at Dec. 31, 2000.
(b)	The credit risk associated with interest rate agreements is calculated after considering master netting agreements.

Provision for credit losses, reserve for credit losses and review of net credit losses

      Net credit losses totaled $21 million in the third quarter of 2001 and primarily resulted from credit losses on loans that were on nonperforming status, which were sold in the third quarter of 2001. An impairment reserve, which approximated the amount of the credit losses, had been previously assigned to these loans. The reserve for credit losses as a percentage of loans was 2.16% at Sept. 30, 2001, compared with 2.51% at Dec. 31, 2000, and 2.47% at Sept. 30, 2000. The reserve as a percentage of nonperforming loans was 180% at Sept. 30, 2001, 165% at Dec. 31, 2000, and 214% at Sept. 30, 2000.

	Quarter ended		Nine months ended

Credit loss reserve activity	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollar amounts in millions)	2001	2000	2001	2000

Reserve at beginning of period	$237	$292	$273	$288
Net change in reserve from loan securitizations	—	—	(1)	—

Credit losses:

Domestic:
Commercial and financial	(21)	(3)	(41)	(24)
Consumer credit	—	(1)	—	(1)

Total domestic	(21)	(4)	(41)	(25)
International	—	—	(1)	—

Total credit losses	(21)	(4)	(42)	(25)

Recoveries:

Domestic:
Commercial and financial	—	—	—	1

Total domestic	—	—	—	1
International	—	—	—	12

Total recoveries	—	—	—	13

Net credit (losses) recoveries:

Domestic:
Commercial and financial	(21)	(3)	(41)	(23)
Consumer credit	—	(1)	—	(1)

Total domestic	(21)	(4)	(41)	(24)
International	—	—	(1)	12

Total net credit losses	(21)	(4)	(42)	(12)

Provision for credit losses	5	(8)	(9)	4

Reserve at end of period	$221	$280	$221	$280

Reserve as a percentage of total loans (a)	2.16%	2.47%
Reserve as a percentage of nonperforming loans (a)	180%	214%
Annualized net credit losses to average loans	.85%	.13%	.55%	.14%

(a)	At period end.

Nonperforming assets

Nonperforming assets is a term used to describe assets on which revenue recognition has been suspended or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO), acquired in connection with the collection effort on loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in note 1 in the Corporation’s 2000 Financial Annual Report to Shareholders.

At Sept. 30, 2001, nonperforming assets totaled $126 million, a decrease of $2 million, compared with June 30, 2001, a decrease of $46 million compared with Dec. 31, 2000, and a decrease of $9 million, compared with Sept. 30, 2000. The decreases resulted from the sale of nonperforming loans and principal repayments offset in part by the addition of new credits to nonperforming status. Approximately one-third of the $126 million balance of total nonperforming assets at Sept. 30, 2001, resulted from $41 million of outstandings to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001 as the result of its inability, due to rules governing the industry’s deregulation, to increase rates to levels needed to cover higher costs for power. The borrower has announced it expects that a proposed reorganization plan will become effective during the fourth quarter of 2002.

Nonperforming assets	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(dollar amounts in millions)	2001	2001	2000	2000

Nonaccrual loans:
Commercial and financial	$121	$121	$159	$121
Consumer credit	1	2	5	7
Commercial real estate	1	1	1	3

Total nonaccrual loans	123	124	165	131
Restructured loans	—	—	—	—

Total nonperforming loans (a)	123	124	165	131

Real estate acquired	2	3	7	4
Other acquired assets	1	1	—	—

Total acquired property	3	4	7	4

Total nonperforming assets	$126	$128	$172	$135

Nonperforming loans as a percentage of total loans	1.20%	1.24%	1.51%	1.16%
Nonperforming assets as a percentage of total loans and net acquired property	1.23%	1.28%	1.58%	1.19%
Nonperforming assets as a percentage of Tier I capital plus the reserve for credit losses	4.67%	4.23%	4.95%	3.89%

(a)	Includes $93 million, $52 million, $56 million, and $40 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 76%, 42%, 34%, and 30%, respectively, of total nonperforming loans.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended Sept. 30,

				Total
	Commercial	Commercial	Consumer
(in millions)	& financial	real estate	credit	2001	2000

Nonperforming loans at beginning of period	$121	$1	$2	$124	$133
Additions	92	—	1	93	13
Payments (a)	(71)	—	(2)	(73)	(10)
Return to accrual status	—	—	—	—	(1)
Credit losses	(21)	—	—	(21)	(3)
Transfers to acquired property	—	—	—	—	(1)

Nonperforming loans at Sept. 30	$121	$1	$1	$123	$131

(a)	Includes interest applied to principal and sales.

      The table below presents the amount of loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest that are not classified as nonaccrual because the loans were either well secured and in the process of collection or were non-real estate secured consumer loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured consumer loans are generally placed on nonaccrual status upon reaching 180 days past due.

Past-due loans

	Sept. 30, 2001			June 30, 2001
Days past-due
(dollar amounts in millions)	30-59	60-89	90+	30-59	60-89	90+

Commercial real estate	$23	$—	$—	$—	$—	$—
Consumer	$10	$ 3	$ 1	$ 7	$ 7	$ 1
Commercial & financial	$12	$18	$ 1	$ 3	$ 1	$ 1

Total past-due loans	$45	$21	$ 2	$10	$ 8	$ 2

Note: Loans past-due 90 days or more at Sept. 30, 2000 totaled $4 million.

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended		Nine months ended

		Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions, except per share amounts)		2001	2000	2001	2000

Interest revenue	Interest and fees on loans (loan fees of $12, $12, $36 and $34)	$156	$231	$550	$680
	Interest-bearing deposits with banks	30	17	65	42
	Federal funds sold and securities under resale agreements	11	12	36	42
	Other money market investments	1	1	6	3
	Trading account securities	3	5	12	13
	Securities	166	103	431	310

	Total interest revenue	367	369	1,100	1,090

Interest expense	Deposits in domestic offices	103	61	250	168
	Deposits in foreign offices	30	37	102	108
	Federal funds purchased and securities under repurchase agreements	10	27	61	75
	Other short-term borrowings	12	20	44	81
	Notes and debentures	44	60	153	175
	Trust-preferred securities	20	20	59	59

	Total interest expense	219	225	669	666

Net interest	Net interest revenue	148	144	431	424
revenue	Provision for credit losses	5	(8)	(9)	4

	Net interest revenue after provision for credit losses	143	152	440	420

Noninterest	Trust and investment fee revenue	610	553	1,838	1,679
revenue	Cash management revenue	62	53	176	150
	Foreign currency and securities trading revenue	39	42	141	135
	Financing-related revenue	40	37	117	104
	Equity investment revenue	(20)	20	(157)	73
	Other	10	7	30	29

	Total fee and other revenue	741	712	2,145	2,170
	Gains on sales of securities	—	—	—	—

	Total noninterest revenue	741	712	2,145	2,170

Operating	Staff expense	364	338	1,101	1,002
expense	Professional, legal and other purchased services	78	69	228	192
	Net occupancy expense	54	45	159	135
	Equipment expense	40	32	113	97
	Business development	25	26	81	89
	Amortization of goodwill	20	18	59	55
	Amortization of other intangible assets	2	2	5	5
	Communications expense	17	15	52	50
	Other expense	12	16	43	54

	Total operating expense	612	561	1,841	1,679

Income	Income from continuing operations before income taxes	272	303	744	911
	Provision for income taxes	94	108	265	331

	Net income from continuing operations	178	195	479	580
	Discontinued operations:
	Income from operations after-tax	14	57	133	172
	Loss on disposal after-tax	—	—	(101)	—

	Income from discontinued operations (net of applicable tax expense of $10, $35, $46 and $100)	14	57	32	172

	Net income	$192	$252	$511	$752

Earnings per	Continuing operations:
share	Basic	$ .38	$ .40	$1.01	$1.18
	Diluted	$ .38	$ .40	$1.00	$1.17
	Net income:
	Basic	$ .41	$ .52	$1.08	$1.53
	Diluted	$ .40	$ .51	$1.06	$1.51

	See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

		Sept. 30,	Dec. 31,	Sept. 30,
(dollar amounts in millions)		2001	2000	2000

Assets	Cash and due from banks	$3,456	$3,234	$2,624
	Interest-bearing deposits with banks	4,687	1,971	854
	Federal funds sold and securities under resale agreements	499	1,815	258
	Other money market investments	391	123	96
	Trading account securities	224	276	371
	Securities available for sale	9,949	7,910	5,323
	Investment securities (approximate fair value of $860, $1,027, and $1,058)	838	1,022	1,063
	Loans, net of unearned discount of $48, $60 and $67	10,213	10,884	11,331
	Reserve for credit losses	(221)	(273)	(280)

	Net loans	9,992	10,611	11,051
	Customers’ acceptance liability	9	33	84
	Premises and equipment	640	581	466
	Goodwill	1,692	1,441	1,387
	Other intangibles	47	24	25
	Net assets of discontinued operations	—	1,150	1,879
	Other assets	4,873	4,654	4,546

	Total assets	$37,297	$34,845	$30,027

Liabilities	Noninterest-bearing deposits in domestic offices	$8,427	$7,884	$6,040
	Interest-bearing deposits in domestic offices	7,055	10,184	7,620
	Interest-bearing deposits in foreign offices	3,766	3,872	3,111

	Total deposits	19,248	21,940	16,771
	Federal funds purchased and securities under repurchase agreements	997	1,071	1,298
	Commercial paper	626	116	126
	Other funds borrowed	479	837	855
	Acceptances outstanding	9	33	84
	Other liabilities	2,668	2,184	2,339
	Notes and debentures (with original maturities over one year)	3,767	3,520	3,531
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	1,015	992	991
	Net liabilities of discontinued operations	4,928	—	—

	Total liabilities	33,737	30,693	25,995

Shareholders’ equity	Common stock — $.50 par value Authorized — 800,000,000 shares Issued — 588,661,920 shares	294	294	294
	Additional paid-in capital	1,863	1,837	1,821
	Retained earnings	4,355	4,270	4,155
	Accumulated unrealized gain (loss), net of tax	103	(38)	(87)
	Treasury stock of 120,828,054; 101,922,986; and 100,671,971 shares, at cost	(3,055)	(2,211)	(2,151)

	Total shareholders’ equity	3,560	4,152	4,032

	Total liabilities and shareholders’ equity	$37,297	$34,845	$30,027

	See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended
		Sept. 30,
(in millions)		2001		2000

Cash flows from	Net income	$511		$752
operating activities	Income from discontinued operations	32		172

	Net income from continuing operations	479		580
	Adjustments to reconcile net income to net cash provided
	by operating activities:
	Amortization of goodwill and other intangible assets	64		60
	Depreciation and other amortization	85		65
	Deferred income tax expense	35		42
	Provision for credit losses	(9)		4
	Net gains on dispositions of acquired property	(1)		(1)
	Net decrease (increase) in trading account securities	64		(216)
	Net (decrease) increase from other operating activities	(206)		217

	Net cash provided by operating activities	511		751

Cash flows from	Net increase in term deposits and other money
investing activities	market investments	(2,984)		(599)
	Net decrease in federal funds sold and securities
	under resale agreements	1,316		743
	Purchases of securities available for sale	(32,195	)(a)	(813)
	Proceeds from sales of securities available for sale	987		407
	Proceeds from maturities of securities available for sale	29,575	(a)	311
	Purchases of investment securities	(15)		(5)
	Proceeds from maturities of investment securities	196		138
	Net principal repayments of loans to customers	92		1,669
	Proceeds from the sales and securitizations of loan portfolios	514		72
	Purchases of premises and equipment	(145)		(106)
	Net increase (decrease) from other investing activities	72		(282)

	Net cash (used in) provided by investing activities	(2,587)		1,535

(a)	See Note 4 of Notes to Financial Statements on page 48 for an explanation of amounts.

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended
		Sept. 30,
(in millions)		2001	2000

Cash flows from	Net decrease in deposits	(2,692)	(936)
financing activities	Net (decrease) increase in federal funds purchased and securities under
	repurchase agreements	(74)	202
	Net decrease in other funds borrowed	(358)	(1,583)
	Net increase in commercial paper	510	38
	Repayments of longer-term debt	(224)	(316)
	Net proceeds from issuance of longer-term debt	309	404
	Dividends paid on common stock	(332)	(315)
	Proceeds from issuance of common stock	48	50
	Repurchase of common stock	(1,045)	(600)
	Net decrease from other financing activities	(7)	(55)

	Net cash used in financing activities	(3,865)	(3,111)
	Effect of discontinued operations	6,078	407
	Effect of foreign currency exchange rates	85	63

Change in cash and	Net increase (decrease) in cash and due from banks	222	(355)
due from banks	Cash and due from banks at beginning of period	3,234	2,979

	Cash and due from banks at end of period	$3,456	$2,624

Supplemental	Interest paid	$752	$729
disclosures	Net income taxes paid	444 (b)	288 (b)

(b)	Includes discontinued operations.
See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
Sept. 30, 2001	Common	paid-in	Retained	gain (loss),	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at June 30, 2001	$294	$1,860	$4,290	$(30)	$(2,971)	$3,443

Comprehensive results:
Net income			192			192
Other comprehensive results, net of tax				133		133

Total comprehensive results			192	133		325
Dividends on common stock at $.24 per share			(112)			(112)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan					5	5
Exercise of stock options		4	(11)		18	11
Repurchase of common stock					(133)	(133)
Common stock issued under the Employee Stock Purchase Plan			(1)		7	6
Other		(1)	(3)		19	15

Balance at Sept. 30, 2001	$294	$1,863	$4,355	$103	$(3,055)	$3,560

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Quarter ended		Additional		unrealized		Total
Sept. 30, 2000	Common	paid-in	Retained	gain (loss),	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at June 30, 2000	$294	$1,806	$4,043	$(146)	$(2,133)	$3,864

Comprehensive results:
Net income			252			252
Other comprehensive results, net of tax				59		59

Total comprehensive results			252	59		311
Dividends on common stock at $.22 per share			(107)			(107)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan		1			4	5
Exercise of stock options		14	(33)		47	28
Repurchase of common stock					(77)	(77)
Other					8	8

Balance at Sept. 30, 2000	$294	$1,821	$4,155	$(87)	$(2,151)	$4,032

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Nine months ended		Additional		unrealized		Total
Sept. 30, 2001	Common	paid-in	Retained	gain (loss),	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 2000	$294	$1,837	$4,270	$(38)	$(2,211)	$4,152

Comprehensive results:
Net income			511			511
Other comprehensive results, net of tax				141		141

Total comprehensive results			511	141		652
Dividends on common stock at $.70 per share			(332)			(332)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan					15	15
Exercise of stock options		25	(75)		112	62
Repurchase of common stock					(1,045)	(1,045)
Common stock issued under the Employee Stock Purchase Plan			(2)		13	11
Other		1	(17)		61	45

Balance at Sept. 30, 2001	$294	$1,863	$4,355	$103	$(3,055)	$3,560

Mellon Financial Corporation (and its subsidiaries)

				Accumulated
Nine months ended		Additional		unrealized		Total
Sept. 30, 2000	Common	paid-in	Retained	gain (loss),	Treasury	shareholders’
(in millions)	stock	capital	earnings	net of tax	stock	equity

Balance at Dec. 31, 1999	$294	$1,788	$3,808	$(135)	$(1,739)	$4,016

Comprehensive results:
Net income			752			752
Other comprehensive results, net of tax				48		48

Total comprehensive results			752	48		800
Dividends on common stock at $.64 per share			(315)			(315)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan		1	(1)		14	14
Exercise of stock options		29	(79)		123	73
Repurchase of common stock					(600)	(600)
Other		3	(10)		51	44

Balance at Sept. 30, 2000	$294	$1,821	$4,155	$(87)	$(2,151)	$4,032

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

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long term subordinated debt to floating rate debt and to a lesser degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the nine months ended Sept. 30, 2001.

NOTES TO FINANCIAL STATEMENTS (continued)

Cash Flow Hedges

The Corporation uses interest rate swaps to convert floating rate long term debt to fixed rate debt. The floating rate debt is changed to fixed rate by entering into pay fixed/receive floating swaps. No ineffectiveness was recorded for the nine months ended Sept. 30, 2001.

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

During the next 12 months, approximately $6 million of losses, net of tax, on derivative instruments currently in accumulated other comprehensive results related to the interest rate swaps are expected to be reclassified to interest expense as a yield adjustment of the hedged debt obligation. The maximum term over which the Corporation is hedging its exposure to variability of future cash flows is 2 years.

Hedges of Net Investment in Foreign Operation

The Corporation uses five year yen denominated debt to hedge its investment in a Japanese bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

Note 3 — Discontinued operations

On July 17, 2001, the Corporation announced an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc. The Corporation expects to record a one-time net gain of approximately $900 million after-tax in the fourth quarter of 2001, when the transaction is expected to close.

In June 2001, the Corporation sold the leasing and Mellon Business Credit businesses resulting in a $136 million pre-tax, or $101 million after-tax, net loss. As a result of these divestitures and the agreement with Citizens Financial Group, the Corporation is reporting the financial results of regional consumer banking, small business banking, middle market banking, Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, Mellon Business Credit, jumbo and other consumer mortgages using the discontinued operations method of accounting. In accordance with generally accepted accounting principles, earnings and net assets or liabilities of these businesses are shown separately as discontinued operations in the income statement and balance sheet, respectively, for all periods presented.

Income (loss) from discontinued operations

	Quarter ended		Nine months ended
	Sept. 30,		Sept. 30,

(in millions)	2001	2000	2001	2000

Income from operations after tax	$14	$57	$133	$172
Loss on disposal after tax	—	—	(101)	—

Income from discontinued operations after tax	$14	$57	$32	$172

NOTES TO FINANCIAL STATEMENTS (continued)

Discontinued operations assets and liabilities

	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2001	2000	2000

Cash and due from banks	$257	$272	$264
Loans	9,206	15,365	15,970
Goodwill and other intangibles	237	575	589
All other assets	417	457	366

Total assets	10,117	16,669	17,189

Deposits	14,938	14,950	14,974
Other liabilities	107	569	336

Total liabilities	15,045	15,519	15,310

Net assets (liabilities)	$(4,928)	$1,150	$1,879

The notional values of derivatives used for risk management purposes for discontinued operations were $403 million and $614 million at Sept. 30, 2001, and Dec. 31, 2000, respectively, with fair values of $12 million and $11 million, respectively. The weighted average maturity of these derivatives was approximately 4 months at Sept. 30, 2001.

Note 4 — Securities

Securities available for sale

	Sept. 30, 2001				Dec. 31, 2000

		Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$162	$—	$—	$162	$188	$—	$—	$188
U.S. agency mortgage-backed	5,793	196	—	5,989	5,064	29	28	5,065
Other U.S. agency	1,587	1	—	1,588	2,466	1	—	2,467

Total U.S. Treasury and agency securities	7,542	197	—	7,739	7,718	30	28	7,720
Obligations of states and political subdivisions	282	5	1	286	172	1	3	170
Other mortgage-backed	1,851	45	—	1,896	1	—	—	1
Other securities	29	—	1	28	19	—	—	19

Total securities available for sale	$9,704	$247	$2	$9,949	$7,910	$31	$31	$7,910

Note: Both gross realized gains and gross realized losses were less than $1 million in the first nine months of 2001 and the full year 2000. In addition, during the first nine months of 2001 the Corporation purchased $32.195 billion, and had proceeds from maturities of $29.575 billion, of securities available for sale primarily resulting from the acquisition and maturity of short term U.S. agency discount notes required for pledging purposes against short term deposits.

NOTES TO FINANCIAL STATEMENTS (continued)

Investment securities

	Sept. 30, 2001				Dec. 31, 2000

		Gross unrealized				Gross unrealized
	Amortized			Fair	Amortized			Fair
(in millions)	cost	Gains	Losses	value	cost	Gains	Losses	value

U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
U.S. agency mortgage-backed	768	22	—	790	948	8	3	953

Total U.S. Treasury and agency securities	768	22	—	790	948	8	3	953
Obligations of states and political subdivisions	22	—	—	22	16	—	—	16
Other mortgage-backed	3	—	—	3	5	—	—	5
Other securities	45	—	—	45	53	—	—	53

Total investment securities	$838	$22	$—	$860	$1,022	$8	$3	$1,027

Note 5 — Other assets — venture capital investments

Other assets totaled $4.873 billion, $4.654 billion and $4.546 billion at Sept. 30, 2001, Dec. 31, 2000, and Sept. 30, 2000, respectively. Included in other assets are $461 million, $540 million, and $479 million of venture capital equity investments, respectively, and $183 million, $184 million and $168 million of venture capital equity fund investments, respectively, from Mellon Ventures activities.

Note 6 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at Sept. 30, 2001, Dec. 31, 2000, or Sept. 30, 2000.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Accumulated unrealized gain (loss), net of tax

These tables include the quarterly and year-to-date changes in the balances of both the accumulated unrealized gain (loss), net of tax, and its individual components.

Foreign currency translation adjustment, net of tax

	Quarter ended			Nine months ended

	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2001	2000	2000	2001	2000

Beginning balance	$(39)	$(15)	$(18)	$(39)	$(16)
Period change	(6)	(24)	3	(6)	1

Ending balance	$(45)	$(39)	$(15)	$(45)	$(15)

Unrealized gain (loss) on assets available for sale, net of tax

	Quarter ended			Nine months ended

	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2001	2000	2000	2001	2000

Beginning balance	$20	$(72)	$(128)	$1	$(119)
Period change	139	73	56	158	47

Ending balance	$159	$1	$(72)	$159	$(72)

Unrealized gain (loss) on cash flow hedges, net of tax (a)

	Quarter ended			Nine months ended

	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,		Sept. 30,
(in millions)	2001	2000	2000	2001		2000

Beginning balance	$(11)	N/A	N/A	$—		N/A
Period change	—	N/A	N/A	(11	)(b)	N/A

Ending balance	$(11)	N/A	N/A	$(11)		N/A

Total accumulated unrealized gain (loss), net of tax

	Quarter ended			Nine months ended

	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2001	2000	2000	2001	2000

Beginning balance	$(30)	$(87)	$(146)	$(38)	$(135)
Period change	133	49	59	141	48

Ending balance	$103	$(38)	$(87)	$103	$(87)

(a)	Includes discontinued operations.
(b)	Primarily relates to the cumulative effect of the adoption of the new derivative accounting standards discussed on pages 44 through 47.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8 — Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended		Nine months ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2001	2000	2001	2000

Foreign exchange contracts	$39	$37	$129	$125
Debt instruments	—	4	1	7
Interest rate contracts	—	1	11	3

Total foreign currency and securities trading revenue (a)	$39	$42	$141	$135

(a)	The Corporation recorded an unrealized loss of $2 million at Sept. 30, 2001, and an unrealized gain of less than $1 million at Sept. 30, 2000, related to securities held in the trading portfolio.

Note 9 — Business sectors

Lines of business that offer similar or related products and services to common or similar customer segments have been combined into five core business sectors: Private Client Services, Global Investment Management, Global Investment Services, Global Cash Management, and Relationship Lending. Private Client Services includes private asset management services, private banking and the results of Mellon United National Bank in Florida. Global Investment Management includes mutual fund management (except those mutual funds managed by Mellon Private Asset Management), institutional asset management and brokerage services. Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, shareholder and securities transfer services, benefits consulting and administrative services for employee benefit plans, and back office outsourcing for investment managers. This sector also includes substantially all of the Corporation’s joint ventures, whose results are reported under the equity method of accounting. Global Cash Management includes the Corporation’s collection and disbursement, remittance processing and electronic services products provided to large corporations, financial institutions and the Federal government. Relationship Lending includes large corporate and mid-corporate relationship banking, commercial real estate lending, insurance premium financing, corporate finance and derivative products, securities underwriting and trading, and international banking.

For details of business sectors, see the tables on pages 8 and 9 and the first and second paragraphs on page 10, as well as the Other Activity discussion on pages 15 and 16. The tables, through “Average Tier I preferred equity”, and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10 — Earnings per share (a)

	Quarter ended		Nine months ended

(dollar amounts in millions, except per	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
share amounts; common shares in thousands)	2001	2000	2001	2000

Basic earnings per share
Average common shares outstanding	468,579	488,188	475,232	491,458

Income from continuing operations	$178	$195	$479	$580
Basic earnings from continuing operations per share	$.38	$.40	$1.01	$1.18

Income from discontinued operations	$14	$57	$32	$172
Basic earnings from discontinued operations per share	$.03	$.12	$.07	$.35

Net income	$192	$252	$511	$752
Basic earnings per share	$.41	$.52	$1.08	$1.53

Diluted earnings per share
Average common shares outstanding	468,579	488,188	475,232	491,458
Common stock equivalents — Stock options	4,497	7,144	5,660	5,981

Total	473,076	495,332	480,892	497,439

Income from continuing operations	$178	$195	$479	$580
Diluted earnings from continuing operations per share	$.38	$.40	$1.00	$1.17

Income from discontinued operations	$14	$57	$32	$172
Diluted earnings from discontinued operations per share	$.02	$.11	$.06	$.34

Net income	$192	$252	$511	$752
Diluted earnings per share	$.40	$.51	$1.06	$1.51

(a)	Calculated based on unrounded numbers.

Note 11 — Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed in the following table.

	Nine months
	ended Sept. 30,

(in millions)	2001	2000

Net transfers to acquired assets	$1	$3

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

Item 2. Changes in Securities and Use of Proceeds.

(c)	On July 20, 2001, the Corporation issued 54,269 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc. as of July 16, 2001.

10.2	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2000.

PART II — OTHER INFORMATION (continued)

10.3	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2000.

10.4	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2000.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Sept. 17, 2001.

(b) Reports on Form 8-K

During the third quarter of 2001, the Corporation filed the following Current Reports on Form 8-K:

(1)	A report dated July 16, 2001, which included, under Item 7, a Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc. as of July 16, 2001.

(2)	A report dated July 17, 2001, which included, (i) under Items 5 and 7, the Corporation’s press release announcing that the Corporation reached an agreement to sell its mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc., the U.S. unit of the Royal Bank of Scotland Group and (ii) under Items 7 and 9, a series of graphics relating to that transaction.

(3)	A report dated July 17, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing second quarter 2001 results of operations.

(4)	A report dated July 31, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing that it had completed its previously announced acquisition of Standish, Ayer & Wood, renamed Standish Mellon Asset Management.

(5)	A report dated Aug. 6, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing that David F. Lamere had been named to the Corporation’s Executive Management Group and had been named to head all of Mellon’s private client services.

(6)	A report dated Sept. 5, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing a definitive agreement under which the Corporation will acquire Eagle Investment Systems Corp., a privately held developer of Web-based investment management software solutions.

(7)	A report dated Sept. 17, 2001, which included, under Items 5 and 7, the Corporation’s press release announcing that David F. Lamere had been named a Vice Chairman of the Corporation by its board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2001

By:	/s/ Steven G. Elliott

Steven G. Elliott
Senior Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its five core business sectors (Private Client Services, Global Investment Management, Global Investment Services, Global Cash Management and Relationship Lending), the Corporation provides private client services and global investment management for individual and institutional investors, global investment services for businesses and institutions and a comprehensive array of financial services for affluent individuals and corporations in selected geographies. The Corporation’s asset management companies, which include The Dreyfus Corporation in the United States and Newton Management Limited in the United Kingdom, provide investment products in many asset classes and investment styles. Mellon is a global provider of custody, retirement and benefits consulting and administration, and shareholder services through its Mellon Trust, Buck Consultants and Mellon Investor Services affiliates. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 590, Ridgefield Park, NJ 07660-0590. For more information, please call 1 800 205-7699 or visit www.melloninvestor.com.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by calling 1 800 205-7699.

Phone Contacts	Direct Stock Purchase and Dividend Reinvestment Plan	1 800 205-7699	Plan prospectus and enrollment materials
	Publication Requests	1 800 205-7699	Requests for the Annual Report or quarterly information
	Securities Transfer Agent	1 800 205-7699	Questions regarding stock holdings, certificate replacement/transfer, dividends and address changes
	Corporate Communications/ Media Relations	(412) 234-7157	Media inquiries
	Investor Relations	(412) 234-5601	Questions regarding the Corporation’s financial performance

Shareholder Publications	Quarterly earnings and other news releases can be viewed at www.mellon.com. Copies of Mellon’s filings with the Securities and Exchange Commission on Form 10-K, 10-Q and 8-K may be obtained by sending a written request to the Secretary of the Corporation at One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

Internet Access	Mellon: www.mellon.com
Buck: www.buckconsultants.com
Dreyfus: www.dreyfus.com
Dreyfus Brokerage Services: www.edreyfus.com
Dreyfus Investment Services Corporation: www.disc.mellon.com
Mellon Employee Benefit Solutions (formerly Dreyfus Retirement Services): www.drs.dreyfus.com
Founders: www.founders.com
Mellon Capital Management Corporation: www.mcm.com
Mellon Institutional Asset Managementsm: www.melloninstitutional.com
Mellon Investor Services: www.melloninvestor.com
Mellon Private Asset Management: www.mellonprivateasset.com
Newton: www.newton.co.uk
Pareto Partners: www.pareto-partners.com
Prime Advisors, Inc.: www.primeadvisors.com
Russell/ Mellon Analytical Services: www.russellmellon.com
Standish Mellon Asset Management: www.standishmellon.com

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/ A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc., as of July 16, 2001.	Previously filed as Exhibit 10.1 to Form 8-K Current Report (File No. 1-7410) dated July 16, 2001, and incorporated herein by reference.

10.2	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2000.	Filed herewith.

10.3	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2000.	Filed herewith.

10.4	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2000.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

Exhibit No.	Description	Method of Filing

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Sept. 17, 2001.	Filed herewith.