Form 10-K405
period 2001-12-31
MELLON FINANCIAL CORP
filed 2002-03-15
CIK 64782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-7410

MELLON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1233834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mellon Center
Pittsburgh, Pennsylvania 15258-0001
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code—(412) 234-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2002, there were 441,641,409 shares outstanding of the registrant’s voting common stock, $0.50 par value per share, of which 438,270,298 common shares having a market value of $15,777,730,728 were held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

Mellon Financial Corporation 2002 Proxy Statement-Part III

Mellon Financial Corporation 2001 Financial Annual Report to Shareholders-Parts I, II and IV

The Form 10–K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 30, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Corporation’s 2001 Financial Annual Report to Shareholders. For a free copy of the Corporation’s 2001 Summary Annual Report to Shareholders, the 2001 Financial Annual Report to Shareholders, the Proxy Statement for its 2002 Annual Meeting, or a copy of the Corporation’s Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, Room 4826 One Mellon Center, Pittsburgh, PA 15258–0001. The Corporation’s 2001 Summary and Financial Annual Reports to Shareholders, and the Proxy Statement for its 2002 Annual Meeting are also available on the Corporation’s Internet site at www.mellon.com.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements relate to, among other things, the results and effects of acquisitions and divestitures and related conversion dates; credit loss reserve appropriateness; capital ratios; use of additional capital; simulation of changes in interest rates; litigation results; consequences of changes in the annual dividend; the consequences to the Corporation of (i) the self-liquidation of Sweetwater Capital Corp. and (ii) levels of receivables and commercial paper of Three Rivers Funding Corp.; the results of the adoption of new regulatory capital requirements; reclassification of items to interest expense; the costs of compliance with new statutes; and the effects of the adoption of new accounting standards and interpretations. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MELLON FINANCIAL CORPORATION

Form 10–K Index

PART I

ITEM 1.     Business

Description of Business

Mellon Financial Corporation (the “Corporation”) is a global financial services company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. The Corporation provides a comprehensive range of financial products and services in domestic and selected international markets. For corporations and institutions, the Corporation provides asset management, trust and custody, securities lending, foreign exchange, defined contribution and defined benefit services, fund administration, human resources consulting and outsourcing services, investor services and cash management. For relationship customers, the Corporation also provides credit and capital market services. For individual investors, the Corporation provides mutual funds, separately managed accounts, annuities, private wealth management and private banking.

The Corporation’s asset management companies, which include The Dreyfus Corporation (“Dreyfus”), Newton Investment Management (“Newton”), Founders Asset Management, LLC (“Founders”) and Standish Mellon Asset Management Company LLC (“Standish Mellon”), as well as ten additional investment management boutiques, provide investment products in many asset classes and investment styles. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser and manager of mutual funds. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. Founders, headquartered in Denver, Colorado, is a manager of growth-oriented equity mutual funds and other investment portfolios. Standish Mellon is a Boston-based provider of investment management services to institutional clients. The Corporation provides retirement and benefits consulting services through Buck Consultants, Inc. (“Buck”) which is headquartered in New York, New York, and shareholder services through Mellon Investor Services, LLC, which is headquartered in Ridgefield Park, New Jersey.

Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. The Corporation’s banking subsidiaries include Boston Safe Deposit and Trust Company (headquartered in Boston) (“BSDT”), Mellon United National Bank (headquartered in Miami), Mellon Bank (DE) National Association (headquartered in Wilmington, DE) and Mellon 1st Business Bank (headquartered in Los Angeles), in addition to Mellon Bank, N.A. They engage in trust and custody, investment management services, commercial banking and various securities–related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

For analytical purposes in 2001, management has structured the Corporation’s continuing operations into five core business sectors: Global Investment Management, Private Wealth Management, Global Investment Services, Global Cash Management and Relationship Lending. Further information regarding the Corporation’s “Core” business sectors, as well as “Other Activity” is presented in the Business Sectors section found on pages 8 through 14 of the Corporation’s 2001 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following pages. There is considerable interrelationship among these sectors and among the customer segments grouped within these sectors. Information on international operations is presented in the Corporation’s 2001 Financial Annual Report to Shareholders in note 28 of Notes to Financial Statements on page 95 which note is incorporated herein by reference.

Global Investment Management

Global Investment Management includes institutional asset management and mutual fund management (except those mutual funds managed by Private Wealth Management). The Corporation’s subsidiaries provide trust and investment management services to individuals, businesses and institutions. In addition to mutual fund management services provided through Dreyfus, Newton, Founders, and Standish Mellon, the Corporation’s subsidiaries also provide a wide variety of active and passive equity and fixed income investment management services, including management of international securities.

Private Wealth Management

Private Wealth Management includes private asset management services, private banking, and the results of Mellon United National Bank in Florida. Private asset management services and private banking are offered principally through Mellon Private Trust Company, Mellon Trust of New York, Mellon Trust of California, Mellon Trust of Washington and Boston Safe Deposit and Trust Company, in addition to Mellon Bank, N.A.

Global Investment Services

Global Investment Services includes institutional trust and custody, foreign exchange, securities lending, defined contribution and defined benefit services, fund administration, human resources consulting and outsourcing services, and investor services. This sector also includes all of the Corporation’s joint ventures engaged in custody and performance analytical services. The results of joint ventures are reported under the equity method of accounting, which reports the Corporation’s share of the results of the joint ventures on a net basis, rather than reporting the revenues and expenses separately. Through Buck, the Corporation offers a broad array of services in the areas of defined benefit and defined contribution plans, health and welfare plans, and communications and compensation consulting, and through Mellon HR Solutions, the Corporation offers outsourcing and administration of employee benefit programs. Shareholder and securities transfer services are provided in the United States through Mellon Investor Services, LLC and in Canada through the Corporation’s joint venture operating as CIBC Mellon Trust Company.

Global Cash Management

Global Cash Management includes the Corporation’s collection and disbursement, remittance processing and electronic services products provided to large corporations, financial institutions and the Federal government.

Relationship Lending

Relationship Lending includes large corporate relationship banking, commercial real estate lending, insurance premium financing, corporate finance and derivative products, securities underwriting and trading, and international banking. This sector’s markets generally include large domestic commercial and industrial customers, U.S. operations of foreign companies, multinational corporations, state and local governments and various financial institutions (including banks, securities broker/dealers, insurance companies, finance companies and mutual funds). Real estate lending consists of the Corporation’s commercial real estate lending activities conducted in Mellon Bank, N.A., through which it originates financing for commercial, multi-family and other projects. The Corporation provides premium financing for business and commercial insurance through a network of regional offices in the United States through AFCO Credit Corporation and in Canada through CAFO, Inc. The Corporation also offers corporate finance and rate risk management products, loan underwriting and syndications, and a variety of capital markets products and services.

Other Activity

Other Activity includes large ticket leasing and certain leveraged and other lending relationships that are part of the Corporation’s portfolio exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or whose results have not been fully allocated, for management reporting purposes, to the core business sectors. The results for 2000 and 1999 also include the results of the mutual fund administration service provided under a long-term contract with a third party that expired in May 2000. In addition, the 1999 results include residential and commercial mortgage loan origination and servicing, credit card and network services transaction processing, and the gain on the sale of the seven Mellon Bank (MD), N.A., offices.

Principal Entities

Exhibit 21.1 to this Annual Report on Form 10–K presents a list of the primary subsidiaries of the Corporation as of Dec. 31, 2001.

Discontinued operations

As discussed on page 3 of the Corporation’s 2001 Financial Annual Report to Shareholders, the Corporation adopted the discontinued operations method of accounting in the second quarter of 2001. Accordingly, all information in this Annual Report on Form 10-K, including all supplemental information, reflects continuing operations, unless otherwise noted.

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

Regulated Entities of the Corporation

The Corporation is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order for a bank holding company to engage in the broader range of activities that are permitted by the BHC Act for bank holding companies that are also financial holding companies, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company”. In addition, to commence any new activity permitted by the BHC Act and to acquire any company engaged in any new activities permitted by the BHC Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. On Jan. 24, 2000, the Corporation filed a notice with the Federal Reserve Bank of Cleveland that it elected to become a financial holding company. The election became effective on March 13, 2000.

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

The Corporation’s non-bank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the “SEC”). Mellon Financial Markets, LLC engages in securities underwriting and other broker-dealer activities. Dreyfus Service Corporation, a subsidiary of The Dreyfus Corporation, acts as a broker-dealer for the sale of shares of mutual funds, including the Dreyfus/Founders family of mutual funds, and provides other securities brokerage services. Mellon Investor Services, LLC conducts stock transfer agency activities and also has an affiliated broker-dealer. Buck Investment Services Inc., Founders Asset Management, LLC, Dreyfus Financial Services Corporation, FutureShare Financial LLC, Mellon Financial Markets, LLC, and Dreyfus Service Corporation are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain subsidiaries of the Corporation are registered investment advisors under the Investment Advisors Act of 1940 and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Subsidiaries of the Corporation advise both public investment companies which are registered with the SEC under the Investment Company Act of 1940, including the Dreyfus/Founders family of mutual funds, and private investment companies which are not so registered. The shares of most investment companies advised by the Corporation’s subsidiaries are qualified for sale in all states in the United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of the Corporation’s United Kingdom incorporated Newton subsidiaries are authorized to conduct investment business in the UK pursuant to the UK Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain UK investment funds, including Newton Investment Funds, an open ended investment company with variable capital advised by UK regulated subsidiaries of the Corporation, are registered with the Financial Services Authority and are offered for retail sale in the UK.

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

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its bank and other subsidiaries. Its principal sources of funds to pay dividends on its common and preferred (if any) stock and debt service on its debt are dividends and interest from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its bank subsidiaries without regulatory approval. The Corporation’s principal bank subsidiary, Mellon Bank, N.A., is a national bank. A national bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by the bank in any calendar year would exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock. In addition, a national bank may pay dividends only to the extent of its undivided profits. The Corporation’s state-chartered bank subsidiaries also are subject to dividend restrictions under applicable state law. Under the foregoing dividend restrictions, as of Dec. 31, 2001, the Corporation’s national and state member bank subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of up to approximately $765 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Jan. 1, 2002, and the date of any dividend declaration. In 2001, the Corporation’s bank and non-bank subsidiaries declared $794 million in dividends.

If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

The ability of the Corporation’s bank subsidiaries to pay dividends to the Corporation may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, the right of the Corporation to participate in the assets or earnings of a subsidiary are subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries and on the ability of such bank subsidiaries to pay dividends to the Corporation. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to ten percent of the lending bank’s capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. As a result of the enactment of the BHC Act, these restrictions, other than the ten percent of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

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

Deposit Insurance

Substantially all of the deposits of the bank subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for well-capitalized and well-managed banks to 27 cents for each $100 of domestically-held deposits for the weakest institutions. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on BIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO current annual assessment on these deposits is approximately 1.82 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

The Corporation’s bank subsidiaries currently are not required to pay insurance premiums to the FDIC. A number of factors suggest that as early as the second half of 2002, all insured institutions will be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which the Corporation is in a position to predict at this time.

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

In January 2002, the U.S. federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies. The rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of Tier I capital. With certain exceptions, including investments grandfathered under the rules, the rules require that the Corporation and its bank subsidiaries deduct from Tier I capital the appropriate percentage set out below:

Aggregate Carrying Value of Covered Nonfinancial Equity Investments as a percentage of Tier I Capital	Required Deduction From Tier I Capital as a Percentage of the Carrying Value of the Investments
<15%	8%
≥15% but <25%	12%
≥25%	25%

Since a significant portion of the Corporation’s investments are grandfathered, the new rules should have no material effect on its banking subsidiaries’ capital requirements or strategic plans, in the near term.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2001, the Corporation’s Total capital and Tier I capital to risk-adjusted assets ratios were 13.65% and 8.81%, respectively, including discontinued operations.

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

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of Sept. 11, 2001, demonstrate the importance for financial institutions of managing operational risks. The BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches (the “Basic Indicator Approach” and the “Standardized Approach”) and an “advanced measurement approach” tailored to individual institutions’ circumstances. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. Because of the uncertainty as to the final requirements for addressing this risk, the Corporation cannot, at this time, determine whether the new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage ratio applicable to it. At Dec. 31, 2001, the Corporation’s Leverage ratio was 6.31% including discontinued operations.

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

At Dec. 31, 2001, all of the Corporation’s bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

USA Patriot Act

On Oct. 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Corporation’s bank and broker-dealer subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Corporation’s bank and broker-dealer subsidiaries have augmented their systems and procedures to accomplish this. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although the Corporation cannot predict when and in what form these regulations will be adopted, the Corporation believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Corporation.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Privacy

The BHC Act modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

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

Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses from benefits consultants; mutual funds; investment banking companies and investment management firms; bank holding companies and banks; other domestic and foreign depository institutions, such as savings and loan associations, savings banks and credit unions; and other service providers, such as finance companies, brokerage firms and insurance companies. Also, in the Global Investment Services sector, the Corporation competes with a wide range of technologically capable service providers, such as data processing, shareholder services and outsourcing firms. Many of the Corporation’s competitors, with the particular exception of bank holding companies, banks and thrift institutions, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over the Corporation in certain respects.

As part of its business strategy, the Corporation seeks to distinguish itself from its competitors by the level of service delivered to its clients. The Corporation also believes that technological innovation is an important competitive factor and for this reason has made and continues to make substantial investments in this area. Since the events of Sept. 11, 2001, the ability to recover quickly from unexpected events is an increasing competitive factor, and the Corporation has devoted significant resources to this.

Employees

The Corporation and its subsidiaries had an average of approximately 21,300 full–time equivalent employees in the fourth quarter of 2001.

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

I.    Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis on the following page. Required information is also presented in the Corporation’s 2001 Financial Annual Report to Shareholders in the Consolidated Balance Sheet—Average Balances and Interest Yields/Rates on pages 22 and 23, and in Net Interest Revenue, on page 21, which are incorporated herein by reference.

Rate/Volume Variance Analysis

	Year ended Dec. 31,
	2001 over (under) 2000			2000 over (under) 1999
	Due to change in		Net change	Due to change in		Net change
	Rate	Volume		Rate	Volume
	(in millions)
Increase (decrease) in interest revenue from interest–earning assets:
Interest–bearing deposits with banks	$(24)	$60	$36	$7	$14	$21
Federal funds sold and securities under resale agreements	(28)	12	(16)	8	13	21
Other money market investments	(1)	4	3	1	1	2
Trading account securities	(9)	6	(3)	3	(3)	—
Securities:
U.S. Treasury and agency securities	(30)	107	77	9	(6)	3
Obligations of states and political subdivisions	1	8	9	—	2	2
Other	—	71	71	—	—	—
Loans (includes loan fees)	(116)	(63)	(179)	109	(223)	(114)
Funds allocated to discontinued operations	—	(128)	(128)	39	46	85

Total	(207)	77	(130)	176	(156)	20
Increase (decrease) in interest expense on interest–bearing liabilities:
Deposits in domestic offices:
Demand	(1)	(1)	(2)	2	—	2
Money market and other savings accounts	(95)	(4)	(99)	37	20	57
Savings certificates	(2)	—	(2)	(3)	1	(2)
Other time deposits	(13)	(9)	(22)	5	(8)	(3)
Deposits in foreign offices	(47)	20	(27)	18	(2)	16
Federal funds purchased and securities under repurchase agreements	(36)	(3)	(39)	25	(23)	2
Other short–term borrowings	(10)	(24)	(34)	12	(48)	(36)
Notes and debentures (with original maturities over one year)	(63)	17	(46)	8	4	12
Trust-preferred securities	1	(1)	—	—	—	—
Funds allocated from discontinued operations	—	114	114	—	—	—

Total	(266)	109	(157)	104	(56)	48

Increase (decrease) in net
interest revenue	$59	$(32)	$27	$72	$(100)	$(28)

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

Percent of international related average assets and liabilities to total consolidated average amounts

2001
Average total assets	14%
Average total liabilities	14%

II.    Securities Portfolio

A.    Carrying values of securities at year-end are as follows:

	Dec. 31,
Securities available for sale	2001	2000	1999
	(in millions)
U.S. agency securities	$5,692	$7,532	$4,807
U.S. Treasury securities	389	188	223
Obligations of states and political subdivisions	312	170	104
Other securities:
Bonds, notes and debentures	115	14	21
Other mortgage–backed	2,281	1	1
Other	6	5	3

Total other securities	2,402	20	25

Total securities available for sale	$8,795	$7,910	$5,159

	Dec. 31,

Investment securities	2001	2000	1999
	(in millions)
U.S. agency securities	$698	$948	$1,113
Obligations of states and political subdivisions	22	16	16
Other securities:
Stock of Federal Reserve Bank	45	53	59
Other mortgage–backed	3	5	9

Total other securities	48	58	68

Total investment securities	$768	$1,022	$1,197

B.    Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Corporation’s 2001 Financial Annual Report to Shareholders in note 4 of Notes to Financial Statements on Securities on pages 63 through 65, which note is incorporated herein by reference.

III.    Loan Portfolio

A.    Types of Loans

Information required by this section of Guide 3 is presented on the following page. Further information is included in the Corporate Risk section of the Corporation’s 2001 Financial Annual Report to Shareholders on pages 38 through 46, which portions are incorporated herein by reference.

Domestic and international loans and leases at year end	Dec. 31, 2001
(in millions)
Domestic loans and leases	$7,915
International loans and leases
Commercial and industrial	409
Financial institutions	57
Governments and official institutions	16
Other	143

Total international loans and leases	625

Total loans and leases	$8,540

B.    Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2001	Within 1 year (a)	1–5 years	Over 5 years	Total
	(in millions)
Domestic (b):
Commercial and financial	$2,165	$1,234	$219	$3,618
Commercial real estate	899	1,330	307	2,536

Total domestic	3,064	2,564	526	6,154
International	472	58	95	625

Total	$3,536	$2,622	$621	$6,779

Note:	Maturity distributions are based on remaining contractual maturities.
(a)	Includes demand loans and loans with no stated maturity.
(b)	Excludes consumer credit and lease finance assets.

Sensitivity of loans at Dec. 31, 2001, to changes in interest rates	Domestic operations (a)	International operations	Total
	(in millions)
Loans due in one year or less (b)	$3,064	$472	$3,536
Loans due after one year:
Variable rates	2,313	26	2,339
Fixed rates	777	127	904

Total loans	$6,154	$625	$6,779

Note:	Maturity distributions are based on remaining contractual maturities.
(a)	Excludes consumer credit and lease finance assets.
(b)	Includes demand loans and loans with no stated maturity.

C.    Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation’s 2001 Financial Annual Report to Shareholders on pages 38 through 46, which portions are incorporated herein by reference.

IV.    Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Provision for Credit Losses, Reserve for Credit Losses and Review of Net Credit Losses section of the Corporation’s 2001 Financial Annual Report to Shareholders on pages 44 through 46, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation’s reserve for credit losses is presented below as required by Guide 3.

	Dec. 31,
	2001	2000	1999	1998	1997
	(in millions)
Domestic reserve:
Commercial and financial	$96	$170	$160	$133	$98
Commercial real estate	11	58	61	92	88
Consumer credit	5	16	45	128	143
Lease finance assets	10	7	7	7	3

Total domestic reserve	122	251	273	360	332
International reserve	4	11	5	11	12

Total reserve	$126	$262	$278	$371	$344

Reserve for credit losses relating to international operations	2001
(in millions)
Balance at beginning of year	$11
Charge-offs	(15)
Recoveries	1
Transfer due to sale	(7)
Provision for credit losses	14

Balance at the end of year	$4

Further information on the Corporation’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit losses, and the analyses of the credit loss reserve for the years 1997–2001 are set forth in the Corporation’s 2001 Financial Annual Report to Shareholders in the Credit Risk section on pages 38 and 39, the Provision for Credit Losses, Reserve for Credit Losses and Review of Net Credit Losses section on pages 44 through 46, in note 1 of Notes to Financial Statements under Reserve for Credit Losses on page 57 and in note 7 on page 66 which portions are incorporated herein by reference.

For each category on the previous page, the ratio of loans to consolidated total loans is as follows:

	Dec. 31,
	2001	2000	1999	1998	1997
Domestic loans and leases:
Commercial and financial	42%	49%	55%	48%	48%
Commercial real estate	30	21	14	10	6
Consumer credit	13	14	14	27	29
Lease finance assets	8	6	8	5	6

Total domestic loans and leases	93	90	91	90	89
International loans and leases	7	10	9	10	11

Total loans and leases	100%	100%	100%	100%	100%

V.    Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2001	Within 3 months	4-6 months	7-12 months	Over 1 year	Total
	(in millions)
Time certificates of deposit in denominations of $100,000 or greater	$2,603	$84	$51	$24	$2,762
Time certificates of deposit in denominations of less than $100,000	58	34	31	35	158

Total time certificates of deposit	2,661	118	82	59	2,920

Other time deposits in denominations of $100,000 or greater	5	—	—	7	12
Other time deposits in denominations of less than $100,000	4	—	—	—	4

Total other time deposits	9	—	—	7	16

Total domestic time deposits	$2,670	$118	$82	$66	$2,936

The majority of deposits in foreign offices of approximately $3.6 billion at Dec. 31, 2001, were in amounts in excess of $100,000, and were primarily foreign demand deposits. Additional information required by this section of Guide 3 is set forth in the Corporation’s 2001 Financial Annual Report to Shareholders in the Consolidated Balance Sheet––Average Balances and Interest Yields/Rates on pages 22 and 23, which pages are incorporated herein by reference.

VI.    Return on Equity and Assets

	Year ended Dec. 31,
	2001	2000	1999
(1) Return on total assets (a), based on income from continuing operations	1.33%	2.49%	2.22%

(2) Return on total shareholders’ equity (a), based on income from continuing operations	11.66	19.36	16.61

(3) Dividend payout ratio of common stock, based on diluted net income per share	29.45	41.84	41.84

(4) Equity to total assets (a), based on total shareholder’s equity	11.40	12.87	13.36

(a)	Computed on a daily average basis.

VII.    Short–Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

	2001	2000
	(dollar amounts in millions)
Federal funds purchased and securities sold under agreements to repurchase:
Maximum month-end balance	$2,173	$2,906
Average daily balance	$1,652	$1,696
Average rate during the year	4.00%	6.13%
Balance at Dec. 31	$825	$1,071
Average rate at Dec. 31	1.52%	5.41%

ITEM 2.     Properties

The following is a description of the Corporation’s principal properties:

Pittsburgh properties

In 1983, the Corporation entered into a long–term lease of One Mellon Center, a 54–story office building in Pittsburgh, Pennsylvania. The current term of this lease is scheduled to expire in November of 2008. At Dec. 31, 2001, the Corporation occupied approximately 82% of this building’s approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

In 1984, the Corporation entered into a sale/leaseback arrangement of the Union Trust Building, also known as Two Mellon Center, in Pittsburgh, Pennsylvania, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May of 2006. At Dec. 31, 2001, the Corporation occupied approximately 85% of this building’s approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

The Corporation owns the 41–story office building in Pittsburgh, Pennsylvania known as Three Mellon Center. At Dec. 31, 2001, the Corporation occupied approximately 77% of this building’s approximately 943,000 square feet of rentable space, with the remainder leased to third parties.

The Corporation owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. At Dec. 31, 2001, the Corporation occupied 100% of this building’s approximately 652,000 square feet of rentable space.

The Pittsburgh properties are utilized by each of the Corporation’s five core business sectors.

Philadelphia properties

The Corporation leases a building in Philadelphia, Pennsylvania known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2001, the Corporation occupied approximately 56% of this building’s approximately 807,000 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

The Corporation leases approximately 231,000 square feet of rentable space in a 53–story office building known as Mellon Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September of 2015. At Dec. 31, 2001, the Corporation occupied approximately 72% of this space, with the remainder subleased to third parties.

The Philadelphia properties are utilized by each of the Corporations’ five core business sectors.

Boston properties

The Corporation leases approximately 273,000 square feet of rentable space in a 41-story downtown Boston, Massachusetts office building known as Mellon Financial Center. The current term of this lease is scheduled to expire in December of 2010. At Dec. 31, 2001, the Corporation occupied 100% of this space.

The Corporation leases a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April of 2019. At Dec. 31, 2001, the Corporation occupied 100% of this building’s approximately 376,000 square feet of rentable space.

The Boston properties are utilized by each of the Corporation’s five core business sectors.

New York properties

The Corporation leases approximately 286,000 square feet of rentable space at 200 Park Avenue in New York City. The current term of this lease is scheduled to expire in March of 2005. At Dec. 31, 2001, the Corporation occupied approximately 95% of this space, with the remainder subleased to a third party. The Corporation leases approximately 169,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The term of this lease is scheduled to expire in January of 2005. At Dec. 31, 2001, the Corporation occupied 100% of this space.

The New York properties are primarily utilized by the Corporation’s Global Investment Management business sector.

New Jersey properties

The Corporation leases an aggregate of approximately 262,000 square feet of rentable space in three buildings in Ridgefield Park, New Jersey located at 65 Challenger Road, 85 Challenger Road and 105 Challenger Road. The current terms of these three leases are scheduled to expire in January of 2006, October of 2005 and January of 2006, respectively. At Dec. 31, 2001, the Corporation occupied 100% of this space.

The Corporation leases approximately 158,000 square feet of rentable space at 500 Plaza Drive, Secaucus, New Jersey. The current term of this lease is scheduled to expire in June of 2006. At Dec. 31, 2001, the Corporation occupied 100% of this space.

The New Jersey properties are utilized by the Corporation’s Global Investment Services business sector.

Other properties

The Corporation also owns and leases additional space for its operations at locations both within and outside the United States. See “Description of Business” on pages 3 through 5 for information as to where certain of the Corporation’s operations are conducted. In 2001, the Corporation entered into an agreement for lease covering a currently estimated approximately 187,000 square feet of space in a building under construction at 160-162 Queen Victoria Street in London which will be utilized as the Corporation’s European headquarters when the building is completed, currently expected to be in late 2003 or early 2004.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs.

For additional information on the Corporation’s premises and equipment, see note 8 of Notes to Financial Statements on page 67 of the Corporation’s 2001 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 3.     Legal Proceedings

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation’s businesses and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust, custody, benefits consulting, shareholder services, cash management and other activities. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation’s financial condition.

ITEM 4.     Submission Of Matters To A Vote Of Security Holders

No matters were submitted to security holders for vote during the fourth quarter of 2001.

PART II

ITEM 5.     Market For Registrant’s Common Equity And Related Stockholder Matters

The information required by this Item is set forth in the Corporation’s 2001 Financial Annual Report to Shareholders in Liquidity and Dividends on pages 30 through 32, in Selected Quarterly Data on page 48, in note 22 of Notes to Financial Statements on page 83 and in Corporate Information on page 97, which portions are incorporated herein by reference.

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

On Nov. 14, 2001, the Corporation issued 4,692,752 shares of Common Stock (the “Shares”), as a portion of the consideration paid in the Corporation’s acquisition of Eagle Investment Systems Corp. (“Eagle”) pursuant to a merger of Eagle with and into a wholly owned subsidiary of the Corporation (the “Merger”). The Shares were issued in the Merger to the former stockholders of Eagle. The issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued to a limited number of sophisticated investors who acquired the Shares for their own account and who represented that any sales would be made pursuant to an effective registration statement or an applicable exemption from registration.

ITEM 6.     Selected Financial Data

The information required by this Item is set forth in the Corporation’s 2001 Financial Annual Report to Shareholders in the Financial Summary on page 2, in Significant Financial Events in 2001 on pages 3 through 6, in the Overview of 2001 Results on pages 6 and 7, in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 22 and 23, and in note 1 of Notes to Financial Statements on pages 54 through 61, which portions are incorporated herein by reference.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information required by this Item is set forth in the Corporation’s 2001 Financial Annual Report to Shareholders in the Financial Review on pages 3 through 48 and in note 22 of Notes to Financial Statements on page 83, which portions are incorporated herein by reference.

ITEM 7A.     Quantitative And Qualitative Disclosures About Market Risk

The information required by this Item is set forth in the Corporation’s 2001 Financial Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 33 through 37, in note 1 of Notes to Financial Statements under Derivative instruments used for risk management purposes and Derivative instruments used for trading activities on pages 59 and 60 and in note 24 of Notes to Financial Statements on pages 84 through 89, which portions are incorporated herein by reference.

ITEM 8.     Financial Statements And Supplementary Data

Reference is made to Item 14 on page 27 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data, which are incorporated herein by reference.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

The information required by this Item is included in the Corporation’s proxy statement for its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”) in the Election of Directors–Biographical Summaries of Nominees and Directors section on pages 3 through 6, in the Executive Compensation—Employment Agreements with Named Executive Officers section on pages 17 and 18 and in the Section 16(a) Beneficial Ownership Reporting Compliance section on page 25, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 2002, together with the offices held by each such person during the last five years, are listed below and on the following pages. Messrs. McGuinn, Elliott, Canter, Lamere and O’Hanley have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

	Age	Position	Year Elected
Martin G. McGuinn	59	Chairman and Chief Executive Officer, Mellon Financial Corporation and Chairman, President and Chief Executive Officer, Mellon Bank, N.A.	1999(1)

Steven G. Elliott	55	Senior Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001(2)

Stephen E. Canter	56	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001(3)

John T. Chesko	52	Vice Chairman and Chief Risk Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1997(4)

David F. Lamere	41	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001(5)

Jeffery L. Leininger	56	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	1996(6)

Ronald P. O’Hanley	45	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001(7)

	Age	Position	Year Elected
Allan P. Woods	55	Vice Chairman and Chief Information Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999(8)

Michael A. Bryson	55	Chief Financial Officer, Mellon Financial Corporation and Executive Vice President and Chief Financial Officer, Mellon Bank, N.A.	2001(9)

Leo Y. Au	52	Treasurer, Mellon Financial Corporation and Senior Vice President, Manager, Corporate Treasury Group, Mellon Bank, N.A.	2002(10)

Michael K. Hughey	50	Senior Vice President and Controller of Mellon Financial Corporation and Senior Vice President, Director of Taxes and Controller, Mellon Bank, N.A.	1990

(1)
From 1993 through February 1998, Mr. McGuinn served as Vice Chairman, Retail Financial Services, Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Chairman and Chief Executive Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation. In June 2001, he was appointed President of Mellon Bank, N.A.

(2)
From 1992 through February 1998, Mr. Elliott served as Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Senior Vice Chairman and Chief Financial Officer of Mellon Bank, N.A. and Vice Chairman and Chief Financial Officer of Mellon Financial Corporation. From 1999 through December 2001, Mr. Elliott served as Senior Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A. From 1990 through April 1998, Mr. Elliott was also Treasurer of Mellon Financial Corporation.

(3)
From 1995 to 1999, Mr. Canter was Vice Chairman and Chief Investment Officer of The Dreyfus Corporation. From 1999 to May 2001, Mr. Canter was President and Chief Operating Officer of The Dreyfus Corporation. In May 2001, Mr. Canter became Chairman and Chief Executive Officer of The Dreyfus Corporation.

(4)
From December 1994 to June 1997, Mr. Chesko was Executive Vice President, Risk Management, of Mellon Bank, N.A. and Chief Compliance Officer of Mellon Financial Corporation and Mellon Bank, N.A. From April 1996 to December 1998, Mr. Chesko was Chief Credit Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(5)	From October 1993 through March 1998, Mr. Lamere was a Senior Vice President of Mellon Bank, N.A. From April 1998 to September 2001, Mr. Lamere was an Executive Vice President of Mellon Bank, N.A.
(6)	From February 1994 to February 1996, Mr. Leininger was Executive Vice President and Department Head of Middle Market Banking of Mellon Bank, N.A.

(7)	From August 1986 to February 1997, Mr. O’Hanley was a Principal of McKinsey & Company, Inc. From February 1997 to June 2001, Mr. O’Hanley was a Senior Vice President of Mellon Bank, N.A.
(8)	From 1993 through December 1998, Mr. Woods was Executive Vice President, Mellon Information Services Department, Mellon Bank, N.A.
(9)
From 1998 to 2001, Mr. Bryson served as Treasurer of Mellon Financial Corporation. In April 1998, Mr. Bryson became Executive Vice President of Mellon Bank, N.A. From 1994 to April 1998, Mr. Bryson was Senior Vice President, Strategic Planning, Mellon Bank, N.A.

(10)
From 2001 to 2002, Mr. Au served as Senior Vice President, Manager, Corporate Treasury Group of Mellon Bank, N.A. From 1999 to 2001, he served as Senior Vice President of Mellon Bank, N.A. and President and Chief Executive Officer of Mellon Financial Markets, LLC. From 1990 to 1999, Mr. Au served as Senior Vice President, Manager, Portfolio and Funds Management of Mellon Bank, N.A.

ITEM 11.     Executive Compensation

The information required by this Item is included in the 2002 Proxy Statement in the Directors’ Compensation section on page 8 and in the Executive Compensation section on pages 12 through 19, and is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in the 2002 Proxy Statement in the Beneficial Ownership of Stock section on page 10 and is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

The information required by this Item is included in the 2002 Proxy Statement in the Business Relationships and Related Transactions section on page 9, and is incorporated herein by reference.

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules And Reports On Form 8–K

(a)  The financial statements and schedules required for the Annual Report of the Corporation on Form 10–K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Corporation’s 2001 Financial Annual Report to Shareholders.

(i)  Financial Statements
Page No.
Mellon Financial Corporation (and its subsidiaries):
Consolidated Income Statement	49 and 50
Consolidated Balance Sheet	51
Consolidated Statement of Changes in Shareholders’ Equity	52
Consolidated Statement of Cash Flows	53 and 54
Notes to Financial Statements	54 through 95
Report of Independent Auditors	96

(ii)  Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(iii)  Other Financial Data

Selected Quarterly Data	48

(b)  Current Reports on Form 8–K filed during the fourth quarter of 2001:

(1)  A report dated Oct. 16, 2001, which included, under Items 5 and 7, the Corporation’s press release, dated Oct. 16, 2001, (i) announcing third quarter 2001 results of operations and (ii) announcing the declaration of a quarterly common stock dividend of 12 cents per share payable on Nov. 15, 2001.

(2)  A report dated Nov. 14, 2001, which included, under Items 5 and 7, the Corporation’s press release dated Nov. 14, 2001, announcing completion of its previously announced acquisition of Eagle Investment Systems.

(3)  A report dated Nov. 20, 2001, which included, under Items 5 and 7, the Corporation’s press release dated Nov. 20, 2001, announcing that its board of directors authorized a new repurchase program covering 25 million shares of the Corporation’s common stock.

(4)  A report dated Nov. 29, 2001, which included (i) under Items 5 and 7, the Corporation’s press release dated Nov. 29, 2001, announcing a definitive agreement to purchase Unifi Network and (ii) under Item 5, a statement announcing Michael A. Bryson’s appointment as Chief Financial Officer of the Corporation.

(5)  A report dated Dec. 1, 2001, which announced, under Item 2, the completion of the previously announced sale of the Corporation’s mid-Atlantic region consumer, small business and certain middle market banking operations to Citizens Financial Group, Inc., and, under Item 7, incorporated by reference certain financial statements and filed certain exhibits related to the Citizen’s transaction described in Item 2.

(6)  A report dated Dec. 20, 2001, which included, under Item 5, a statement that the Corporation signed a definitive agreement with Brown & Company to sell Dreyfus Brokerage Services, Inc., the Corporation’s online trading business. Also included were certain performance statistics with respect to Dreyfus Brokerage Services.

(c)  Exhibits

The exhibits listed on the Index to Exhibits on pages 30 through 35 hereof are incorporated by reference or filed herewith in response to this Item.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELLON FINANCIAL CORPORATION

By:	/s/ MARTIN G. MCGUINN
Martin G. McGuinn Chairman and Chief Executive Officer

DATED: March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ MARTIN G. MCGUINN Martin G. McGuinn	Director and Principal Executive Officer

By:	/s/ MICHAEL A. BRYSON Michael A. Bryson	Principal Financial Officer

By:	/s/ MICHAEL K. HUGHEY Michael K. Hughey	Principal Accounting Officer

Burton C. Borgelt; Carol R. Brown;
Jared L. Cohon; J. W. Connolly;
Charles A. Corry; Steven G. Elliott;
Ira J. Gumberg; Edward J. McAniff;
Robert Mehrabian; Seward Prosser Mellon;
Mark A. Nordenberg; David S. Shapira;
William E. Strickland Jr.; Joab L. Thomas;
and Wesley W. Von Schack.
Directors

By:	/s/ CARL KRASIK Carl Krasik Attorney-in-fact	DATED: March 15, 2002

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998 and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Instruments defining the rights of securities holders	See Exhibits 3.1 and 3.2 above.

4.2	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

4.3	Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and The Chase Manhattan Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.5(a)
Amended and Restated Trust Agreement,dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor,
The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank Delaware, as Delaware Trustee, and the Administrative Trustees named therein.
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
Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.6(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.6(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.7(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and The Chase Manhattan Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.7(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

10.1	Lease dated as of Feb. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1992, and incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.2	First Amendment to Lease Agreement dated as of Nov. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A.	Previously filed as Exhibit 10.1 to Registration Statement on Form S–15 (Registration No. 2-88266) and incorporated herein by reference.

10.3	Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc., as of July 16, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.4	Omnibus Side Letter dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1 , 2001, and incorporated herein by reference.

10.5	Amended and Restated Non-Compete Subsections dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.6*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10–K (File No. l-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.

10.7*	Mellon Financial Corporation Long–Term Profit Incentive Plan (1996), as amended effective April 18, 2000.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2000, and incorporated herein by reference.

10.8*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2001, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

Exhibit No.	Description	Method of Filing
10.9*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002	Filed herewith.

10.10*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2002.	Filed herewith.

10.11*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.

10.12*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.13*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.14*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.15*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2001.	Previously filed as Exhibit 10.16 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.16*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2001.	Previously filed as Exhibit 10.18 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

Exhibit No.	Description	Method of Filing

10.17*	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2000.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.18*	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2000.	Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.19*	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2000.	Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.20*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Executive Management Group.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.21*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Previously filed as Exhibit 10.20 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

11.1	Computation of Basic and Diluted Net Income Per Common Share.	Filed herewith as part of Exhibit 13.1 listed below.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends––parent corporation.	Filed herewith.

*	Management contract or compensatory plan arrangement.

Exhibit No.	Description	Method of Filing
12.2	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends––Mellon Financial Corporation and its subsidiaries.	Filed herewith.

13.1	All portions of the Mellon Financial Corporation 2001 Financial Annual Report to Shareholders that are incorporated herein by reference.	Filed herewith.

21.1	List of Primary Subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of Independent Accountants.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Jan. 15, 2002.	Filed herewith.

Certain instruments, which define the rights of holders of long–term debt of the Corporation and its subsidiaries, are not filed herewith because the total amount of securities authorized under each of them does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.