Form 10-Q
period 2002-03-31
MELLON FINANCIAL CORP
filed 2002-05-10
CIK 64782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2002

Common Stock, $.50 par value	441,022,932

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements relate to, among other things, credit loss reserve appropriateness; simulation of changes in interest rates; litigation results; consequences of changes in the quarterly dividend; the consequences to the Corporation of (i) the self-liquidation of Sweetwater Capital Corp. and (ii) levels of receivables and commercial paper of Three Rivers Funding Corp.; the results of the adoption of new regulatory capital requirements; reclassification of items to interest expense; expected amortization expense; and the effects of the adoption of new accounting standards. These forward-looking statements are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS
(dollar amounts in millions, except per share amounts or unless otherwise noted)

	Quarter ended
	March 31, 2002	Dec. 31, 2001		March 31, 2001

Financial results (a)
Income from continuing operations	$211	$(28	)(b)	$216
Discontinued operations	5	856		75

Net income	$216	$828		$291
Per common share—diluted
Continuing operations	$.47	$(.05	)(b)	$.44
Discontinued operations	.01	1.79		.15

Net income	$.48	$1.74		$.59

Ratios—continuing operations
Return on equity (annualized) (c)	24.8%	(3.0	)%(b)	21.9%
Return on assets (annualized)	2.64%	(0.32	)%(b)	2.68%

Fee revenue as a percentage of fee and net interest revenue (FTE) (d)	86%	85%		85%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE) (d)	70%	67%		67%
Efficiency ratio (e)	70%	69%		65%

Selected key data
Assets under management at period end (in billions)	$610	$592		$520
Assets under administration or custody at period end (in billions)	$2,360	$2,082		$2,251
S&P 500 Index at period end	1,147	1,148		1,160

Dividends paid per common share	$.12	$.12		$.22
Dividends paid on common stock	$53	$56		$106

Closing common stock price per share at period end	$38.59	$37.62		$40.52
Market capitalization at period end	$17,019	$16,798		$19,336
Average common shares and equivalents outstanding—diluted (in thousands)	447,623	468,668		489,328

Capital ratios at period end
Shareholders’ equity to assets:
Reported	10.41%	9.80%		8.37%
Tangible (f)	5.83	5.84		6.41
Tier I capital (g)	8.70	8.81		6.71
Total (Tier I plus Tier II) capital (g)	13.55	13.65		10.97
Leverage capital (g)	7.69	6.31		6.26

Average balances for the period
Money market investments	$2,536	$5,982		$2,701
Trading account securities	689	655		363
Securities	9,464	9,513		8,709
Loans	9,079	9,421		10,283
Funds allocated to discontinued operations	474	—		1,561

Interest-earning assets	22,242	25,571		23,617
Total assets	33,035	42,492		48,198
Deposits	17,504	17,863		18,346
Notes and debentures	4,040	3,945		3,577
Trust-preferred securities	973	976		989
Total shareholders’ equity	3,455	3,774		3,992

(a)
Results for the fourth quarter and first quarter of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions of $17 million, or $.04 per share and $17 million, or $.03 per share, respectively for continuing operations, and $21 million, or $.04 per share and $27 million, or $.05 per share, respectively, on a net income basis. See page 7 for additional information.

(b)
Fourth quarter 2001 results include nonrecurring items totaling $(222) million or $(.47) per share. Excluding these items, income from continuing operations totaled $194 million, diluted earnings per share from continuing operations totaled $.42, return on equity and return on assets would have been 20.4% and 2.20%, respectively. These items are discussed further on page 4.

(c)	Return on equity on a net income basis was 25.4%, 87.1% and 29.6% for the first quarter 2002, fourth quarter 2001 and first quarter 2001, respectively.
(d)	See page 21 for the definition of this ratio.
(e)	See page 29 for the definition of this ratio.
(f)	See page 34 for the definition of this ratio.
(g)	Includes discontinued operations.
Note: Throughout this report, all calculations are based on unrounded numbers. FTE denotes fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant financial events

Acquisition of Unifi Network, a subsidiary of PricewaterhouseCoopers

In January 2002, the Corporation acquired Unifi Network, a subsidiary of PricewaterhouseCoopers, significantly increasing the capabilities of the Corporation’s human resources outsourcing and consulting businesses. Unifi’s human resources outsourcing business, comprised of about 2,100 employees, is part of Mellon HR Solutions, and its approximate 400-member human resources consulting business is part of Buck Consultants. Unifi, which generated $351 million in revenue for its fiscal year ended June 2001, was acquired in an all-cash transaction totaling approximately $285 million. The excess of the purchase price over the net assets value totaled approximately $165 million. Based in Fort Lee, N.J., Unifi also maintains offices in the New York Metropolitan area, as well as in Atlanta; Boston; Chicago; Cary, N.C.; Dallas; Los Angeles; Minneapolis; San Francisco; and Westport, Conn.

Divestiture of Dreyfus Brokerage Services

In January 2002, the Corporation completed the sale of Dreyfus Brokerage Services, Inc., its online trading business, to Brown & Company, the online brokerage unit of J.P. Morgan Chase and Co., which was previously announced in December 2001. The divestiture included approximately 75,000 accounts and approximately $6 billion of assets in safekeeping. The results of Dreyfus Brokerage Services are included in discontinued operations. A $120 million pre-tax, or $89 million after-tax, loss was recorded for this transaction in the fourth quarter of 2001, as a loss on disposal of discontinued operations.

Repurchase of common stock

During the first quarter of 2002, 7.1 million shares of common stock were repurchased at a purchase price of $264 million for an average share price of $37.10 per share. Common shares outstanding at March 31, 2002, were 15.8% lower than at Dec. 31, 1998, reflecting an 82.8 million share reduction, net of shares reissued, primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $4.1 billion, at an average price of $37.30 per share. At March 31, 2002, an additional 15.3 million common shares were available for repurchase under a 25 million common share repurchase program authorized by the board of directors in November 2001.

Overview

Consolidated net income totaled $216 million, or $.48 per share, in the first quarter of 2002, compared with $828 million, or $1.74 per share, in the fourth quarter of 2001, and $291 million, or $.59 per share, in the first quarter of 2001. For comparability purposes, results for 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions.

First quarter 2002 income from continuing operations totaled $211 million, or $.47 per share, compared with a loss of $28 million, or $.05 per share in the fourth quarter of 2001, and $216 million, or $.44 per share, in the first quarter of 2001. Continuing operations returned 24.8% on equity in the first quarter of 2002 compared with (3.0)% in the fourth quarter of 2001 and 21.9% in the first quarter of 2001. The continuing operations results in the fourth quarter of 2001 were impacted by a $144 million, or $.30 per share, after-tax charge for fair value adjustments of venture capital investments; a $41 million, or $.09 per share, after-tax charge for streamlining and other expenses; and a $37 million, or $.08 per share, after-tax loss on disposition of loans and loan commitments. These items will be referred to as the fourth quarter 2001 nonrecurring items. Excluding these items, income from continuing operations for the fourth quarter of 2001 totaled $194 million, or $.42 per share, and represented a 20.4% return on equity. Core business sectors’ contribution to earnings per share, which excludes non-core sector activity from all periods, increased 10% (unannualized) in the first quarter of 2002 over the fourth quarter of 2001, and 13% over the first quarter of 2001.

Fee revenue totaled 86% of fee and net interest revenue, on a fully taxable equivalent basis, in the first quarter of 2002, compared with 85% in both the fourth quarter, excluding the fourth quarter 2001 nonrecurring items, and first quarter of 2001. The major component of fee revenue, trust and investment fee revenue, totaled 70% of fee and net interest revenue, on a fully taxable equivalent basis, in the first quarter of 2002, compared with 67% in both the fourth quarter and first quarter of 2001.

Fee revenue of $943 million in the first quarter of 2002, when compared with the first quarter of 2001, was impacted by acquisitions, primarily the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network. Excluding the effect of acquisitions, fee revenue increased 4% in the first quarter of 2002, compared with the first quarter of 2001, reflecting higher trust and investment revenue and higher cash management revenue, partially offset by lower securities lending and foreign exchange revenue. Excluding the effect of acquisitions, trust and investment fee revenue increased 3% in the first quarter of 2002 compared with the first quarter of 2001, reflecting the impact of business growth offset in part by relatively flat equity markets. The equity markets at March 31, 2002, as measured by the S&P 500 Index, decreased 1.1% compared with March 31, 2001, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 1.3% compared to March 31, 2001. Excluding the effect of acquisitions; lower performance fees, which are primarily recorded in the fourth quarter each year; the fourth quarter 2001 $222 million fair value adjustment of venture capital investments; and the fourth quarter 2001 $57 million loss on disposition of large corporate loans and commitments, fee revenue increased 2% (unannualized) compared with the fourth quarter of 2001, as higher trust and investment fee revenue and cash management revenue were partially offset by lower foreign currency and securities trading revenue.

Overview (continued)

At March 31, 2002, the market value of assets under management totaled $610 billion, an $18 billion, or 3% (unannualized), increase from $592 billion at Dec. 31, 2001. As shown on page 24, this increase resulted from net inflows of $16 billion and net market appreciation of $2 billion. Assets under administration or custody totaled $2,360 billion, a $278 billion, or 13%, (unannualized) increase from $2,082 billion at Dec. 31, 2001, reflecting the impact of the Unifi acquisition and net business growth. The Unifi acquisition added approximately $140 billion to assets under administration or custody while net business growth accounted for the majority of the remaining growth. Assets managed by subsidiaries and affiliates outside the United States totaled $78 billion at March 31, 2002. The equity markets at March 31, 2002, as measured by the Standard and Poor’s 500 Index were unchanged compared with Dec. 31, 2001, while the bond markets, as measured by the Lehman Brothers Long-Term Government Bond Index, decreased 1.6%.

Net interest revenue on a fully taxable equivalent basis for the first quarter of 2002 totaled $158 million, an increase of $4 million compared with the fourth quarter 2001 and $16 million compared with the first quarter of 2001, reflecting a higher yielding asset mix. Average interest-earning assets decreased $3.3 billion compared with the fourth quarter of 2001, due to a $3.4 billion decrease in average money market investments. The net interest margin was 2.91% in the first quarter of 2002, compared with 2.40% in the fourth quarter of 2001 and 2.43% in the first quarter of 2001.

Operating expense of $772 million in the first quarter 2002 was impacted by the acquisitions and the adoption of Statement of Financial Accounting Standard (FAS) No. 142 which requires that goodwill no longer be amortized. Excluding these factors, operating expense increased 7% compared with the first quarter of 2001, reflecting, in large part, expenses incurred in support of business growth, and decreased 1% (unannualized) compared with the fourth quarter of 2001.

The provision for credit losses was $4 million in the first quarter of 2002 compared with $5 million in the fourth quarter of 2001 and a credit of $15 million in the first quarter of 2001. Net credit losses totaled $3 million in the first quarter of 2002, compared with $40 million in the fourth quarter of 2001 and $1 million in the first quarter of 2001. The reserve for credit losses of $129 million at March 31, 2002, as a percentage of total loans and nonperforming loans, was 1.35% and 175%, respectively.

Nonperforming assets totaled $75 million at March 31, 2002, an increase of $13 million compared with Dec. 31, 2001, and a decrease of $117 million compared with March 31, 2001. The increase compared with Dec. 31, 2001, resulted from $15 million of loans to a major consumer goods retailer placed on nonperforming status during the first quarter of 2002 following the filing for Chapter 11 bankruptcy protection. The decrease compared with March 31, 2001, resulted in large part from the disposition of nonperforming loans, including $68 million in the fourth quarter of 2001, and credit losses offset in part by the addition of new credits to nonperforming status. Of the $75 million balance of total nonperforming assets at March 31, 2002, $15 million of outstandings were to the consumer goods retailer and $39 million were to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001. The Corporation’s ratio of nonperforming assets to Tier I capital plus the reserve for credit losses was 2.97% at March 31, 2002, 2.29% at Dec. 31, 2001, and 6.13% at March 31, 2001.

Overview (continued)

Discontinued Operations

Reflected as discontinued operations throughout the Corporation’s financial statements are the results of regional consumer banking, small business banking, and certain middle market banking operations, which were sold to Citizens Financial Group, Inc. (Citizens) in December 2001; the Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, and Mellon Business Credit, which were sold in June 2001; Dreyfus Brokerage Services, which was sold in January 2002; and the disposition in December 2001 of loans and loan commitments to middle market companies not sold to Citizens, as well as jumbo and other consumer mortgages. In accordance with generally accepted accounting principles (GAAP), earnings and assets and liabilities of these businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations unless otherwise noted.

Income from discontinued operations after-tax of $5 million, or $.01 per share, was recorded in the first quarter of 2002. Excluding the after-tax impact of the amortization of goodwill, income from discontinued operations, net of tax, totaled $856 million, or $1.79 per share, in the fourth quarter of 2001, and $75 million, or $.15 per share, in the first quarter of 2001. See Note 3 of Notes to Financial Statements for additional information on discontinued operations.

Impact of new accounting standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.” These standards, among other things, eliminated the pooling of interests method of accounting and require that goodwill no longer be amortized, but goodwill is subject to impairment testing. The effective date for FAS No. 141 was July 1, 2001, and the effective date for FAS No. 142 was Jan. 1, 2002. For acquisitions completed prior to July 1, 2001, existing goodwill was amortized through the end of 2001, after which amortization has ceased. For acquisitions initiated after June 30, 2001, goodwill is not amortized. Results excluding the impact of goodwill amortization in 2001 are shown below. For a further discussion, see Note 2 of the Notes to Financial Statements.

Adjusted 2001 financial results—excluding the amortization of goodwill in 2001

(dollar amounts in millions, except per share amounts; quarterly ratios annualized)	Reported	Adjusted
	Quarter ended	Quarter ended
	March 31, 2002	Dec. 31, 2001		March 31, 2001

Income from continuing operations	$211	$(45)		$199
Plus after-tax impact of amortization of goodwill from purchase acquisitions:
Goodwill	—	16		16
Equity method goodwill (a)	—	1		1

Income from continuing operations	$211	$(28	)(b)	$216
Earnings per share—diluted	$.47	$(.05	)(b)	$.44
Return on common equity	24.8%	(3.0	)%(b)	21.9%

(a)	Relates to the goodwill on equity method investments and joint ventures. The income from these investments is recorded in fee revenue.
(b)	Excluding the fourth quarter 2001 nonrecurring items, income from continuing operations totaled $194 million, diluted earning per share totaled $.42 and return on common equity was 20.4%.

Business sectors

(dollar amounts in millions, averages in billions; presented on an FTE basis)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
	1Q02	1Q01 (a)	1Q02	1Q01 (a)	1Q02	1Q01 (a)	1Q02	1Q01 (a)

Revenue:
Fee and other revenue	$154	$123	$141	$130	$84	$84	$379	$337
Net interest revenue (expense)	(7)	(1)	1	(1)	53	34	47	32

Total revenue	147	122	142	129	137	118	426	369
Credit quality expense (revenue)	—	—	—	—	1	—	1	—
Operating expense	117	87	84	78	70	60	271	225

Income from continuing operations before taxes (benefits)	30	35	58	51	66	58	154	144
Income taxes (benefits)	12	13	23	20	24	21	59	54

Income (loss) from continuing operations	18	22	35	31	42	37	95	90
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—

Net income (loss)	$18	$22	$35	$31	$42	$37	$95	$90

Average loans	$—	$—	$—	$—	$2.5	$2.4	$2.5	$2.4
Average assets (c)	$1.2	$0.7	$0.7	$0.7	$5.1	$4.8	$7.0	$6.2
Average deposits	$—	$—	$—	$—	$4.5	$4.2	$4.5	$4.2
Average common equity	$0.2	$0.2	$0.4	$0.3	$0.2	$0.2	$0.8	$0.7
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—

Contribution to EPS (d)	$.04	$.04	$.08	$.06	$.09	$.08	$.21	$.18
Return on common equity (d)(e)	32%	44%	36%	36%	83%	66%	47%	47%
Pre-tax operating margin (f)	20%	29%	41%	39%	49%	49%	36%	39%

(dollar amounts in millions, averages in billions; presented on an FTE basis)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
	1Q02	4Q01 (a)	1Q02	4Q01 (a)	1Q02	4Q01 (a)	1Q02	4Q01 (a)

Revenue:
Fee and other revenue	$154	$164	$141	$143	$84	$77	$379	$384
Net interest revenue (expense)	(7)	(6)	1	1	53	49	47	44

Total revenue	147	158	142	144	137	126	426	428
Credit quality expense (revenue)	—	—	—	—	1	—	1	—
Operating expense	117	117	84	92	70	70	271	279

Income from continuing operations before taxes (benefits)	30	41	58	52	66	56	154	149
Income taxes (benefits)	12	14	23	20	24	19	59	53

Income (loss) from continuing operations	18	27	35	32	42	37	95	96
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—

Net income (loss)	$18	$27	$35	$32	$42	$37	$95	$96

Average loans	$—	$—	$—	$—	$2.5	$2.4	$2.5	$2.4
Average assets (c)	$1.2	$1.1	$0.7	$0.7	$5.1	$5.2	$7.0	$7.0
Average deposits	$—	$—	$—	$—	$4.5	$4.6	$4.5	$4.6
Average common equity	$0.2	$0.2	$0.4	$0.4	$0.2	$0.2	$0.8	$0.8
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—

Contribution to EPS (d)	$.04	$.05	$.08	$.07	$.09	$.08	$.21	$.20
Return on common equity (d)(e)	32%	43%	36%	35%	83%	64%	47%	45%
Pre-tax operating margin (f)	20%	26%	41%	36%	49%	45%	36%	35%

(a)
Results for the fourth quarter and first quarter of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions. Consolidated Results exclude $17 million, or $.04 per share, and $17 million, or $.03 per share, respectively, for continuing operations, and $21 million, or $.04 per share, and $27 million, or $.05 per share, respectively, on a net income basis.

(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
(f)	Excludes amortization of other intangibles.
NM—Not meaningful

Business sectors (continued)

(dollar amounts in millions, averages in billions; presented on an FTE basis)	Asset Servicing		Human Resources Services		Treasury Services		Total Corporate and Institutional Services
	1Q02	1Q01 (a)	1Q02	1Q01 (a)	1Q02	1Q01 (a)	1Q02	1Q01 (a)

Revenue:
Fee and other revenue	$151	$153	$280	$180	$89	$85	$520	$418
Net interest revenue (expense)	28	28	(6)	(2)	113	93	135	119

Total revenue	179	181	274	178	202	178	655	537
Credit quality expense (revenue)	—	—	—	—	—	—	—	—
Operating expense	128	108	251	160	115	106	494	374

Income from continuing operations before taxes (benefits)	51	73	23	18	87	72	161	163
Income taxes (benefits)	18	26	7	6	31	25	56	57

Income (loss) from continuing operations	33	47	16	12	56	47	105	106
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—

Net income (loss)	$33	$47	$16	$12	$56	$47	$105	$106

Average loans	$—	$—	$—	$—	$5.3	$5.9	$5.3	$5.9
Average assets (c)	$2.7	$3.7	$1.7	$0.9	$9.2	$9.6	$13.6	$14.2
Average deposits	$1.7	$2.6	$0.1	$0.1	$7.6	$7.9	$9.4	$10.6
Average common equity	$0.5	$0.5	$0.3	$0.2	$1.1	$0.9	$1.9	$1.6
Average Tier I preferred equity	$—	$—	$—	$—	$0.2	$0.3	$0.2	$0.3

Contribution to EPS (d)	$.07	$.10	$.04	$.02	$.13	$.10	$.24	$.22
Return on common equity (d)(e)	29%	42%	23%	30%	21%	20%	24%	27%
Pre-tax operating margin (f)	29%	40%	8%	10%	44%	41%	25%	31%

(dollar amounts in millions, averages in billions; presented on an FTE basis)	Asset Servicing		Human Resources Services		Treasury Services		Total Corporate and Institutional Services
	1Q02	4Q01 (a)	1Q02	4Q01 (a)	1Q02	4Q01 (a)	1Q02	4Q01 (a)

Revenue:
Fee and other revenue	$151	$159	$280	$183	$89	$93	$520	$435
Net interest revenue (expense)	28	30	(6)	(3)	113	97	135	124

Total revenue	179	189	274	180	202	190	655	559
Credit quality expense (revenue)	—	—	—	—	—	1	—	1
Operating expense	128	125	251	174	115	115	494	414

Income from continuing operations before taxes (benefits)	51	64	23	6	87	74	161	144
Income taxes (benefits)	18	21	7	2	31	24	56	47

Income (loss) from continuing operations	33	43	16	4	56	50	105	97
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—

Net income (loss)	$33	$43	$16	$4	$56	$50	$105	$97

Average loans	$—	$—	$—	$—	$5.3	$5.4	$5.3	$5.4
Average assets (c)	$2.7	$2.9	$1.7	$1.2	$9.2	$9.2	$13.6	$13.3
Average deposits	$1.7	$2.0	$0.1	$0.1	$7.6	$7.9	$9.4	$10.0
Average common equity	$0.5	$0.5	$0.3	$0.2	$1.1	$0.8	$1.9	$1.5
Average Tier I preferred equity	$—	$—	$—	$—	$0.2	$0.2	$0.2	$0.2

Contribution to EPS (d)	$.07	$.09	$.04	$.01	$.13	$.11	$.24	$.21
Return on common equity (d)(e)	29%	35%	23%	11%	21%	25%	24%	27%
Pre-tax operating margin (f)	29%	34%	8%	3%	44%	39%	25%	26%

(a)
Results for the fourth quarter and first quarter of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions. Consolidated Results exclude $17 million, or $.04 per share, and $17 million, or $.03 per share, respectively, for continuing operations, and $21 million, or $.04 per share, and $27 million, or $.05 per share, respectively, on a net income basis.

(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
(f)	Excludes amortization of other intangibles.
NM—Not meaningful

Business sectors (continued)

	Total Core Sectors		Other Activity		Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	1Q02	1Q01 (a)	1Q02	1Q01 (a)	1Q02	1Q01 (a)

Revenue:
Fee and other revenue	$899	$755	$54	$33	$953	$788
Net interest revenue (expense)	182	151	(24)	(9)	158	142

Total revenue	1,081	906	30	24	1,111	930
Credit quality expense (revenue)	1	—	2	(15)	3	(15)
Operating expense	765	599	8	6	773	605

Income from continuing operations before taxes (benefits)	315	307	20	33	335	340
Income taxes (benefits)	115	111	9	13	124	124

Income (loss) from continuing operations	200	196	11	20	211	216
Income from discontinued operations after-tax (b)	—	—	—	—	5	75

Net income (loss)	$200	$196	$11	$20	$216	$291

Average loans	$7.8	$8.3	$1.3	$2.0	$9.1	$10.3
Average assets (c)	$20.6	$20.4	$11.4	$10.7	$33.0 (g)	$48.2 (g)
Average deposits	$13.9	$14.8	$3.6	$3.5	$17.5	$18.3
Average common equity	$2.7	$2.3	$0.8	$1.7	$3.5	$4.0
Average Tier I preferred equity	$0.2	$0.3	$0.8	$0.7	$1.0	$1.0

Contribution to EPS (d)	$.45	$.40	$.02	$.04	$.47	$.44
Return on common equity (d)(e)	31%	34%	NM	NM	25%	22%
Pre-tax operating margin (f)	29%	34%	NM	NM	30%	37%

	Total Core Sectors		Other Activity		Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	1Q02	4Q01 (a)	1Q02	4Q01 (a)	1Q02	4Q01	(a)

Revenue:
Fee and other revenue	$899	$819	$54	$(251)	$953	$568
Net interest revenue (expense)	182	168	(24)	(14)	158	154

Total revenue	1,081	987	30	(265)	1,111	722
Credit quality expense (revenue)	1	1	2	4	3	5
Operating expense	765	693	8	63	773	756

Income from continuing operations before taxes (benefits)	315	293	20	(332)	335	(39)
Income taxes (benefits)	115	100	9	(111)	124	(11)

Income (loss) from continuing operations	200	193	11	(221)	211	(28)
Income from discontinued operations after-tax (b)	—	—	—	—	5	856

Net income (loss)	$200	$193	$11	$(221)	$216	$828

Average loans	$7.8	$7.8	$1.3	$1.6	$9.1	$9.4
Average assets (c)	$20.6	$20.3	$11.4	$14.6	$33.0 (g)	$42.5	(g)
Average deposits	$13.9	$14.6	$3.6	$3.3	$17.5	$17.9
Average common equity	$2.7	$2.3	$0.8	$1.5	$3.5	$3.8
Average Tier I preferred equity	$0.2	$0.2	$0.8	$0.8	$1.0	$1.0

Contribution to EPS (d)	$.45	$.41	$.02	$(.46)	$.47	$(.05)
Return on common equity (d)(e)	31%	34%	NM	NM	25%	(3)%
Pre-tax operating margin (f)	29%	30%	NM	NM	30%	30	%(h)

(a)
Results for the fourth quarter and first quarter of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions. Consolidated Results exclude $17 million, or $.04 per share, and $17 million, or $.03 per share, respectively, for continuing operations, and $21 million, or $.04 per share, and $27 million, or $.05 per share, respectively, on a net income basis.

(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
(f)	Excludes amortization of other intangibles.
(g)
Consolidated average assets includes average assets of discontinued operations of $1.038 billion, $7.599 billion and $17.138 billion for the first quarter of 2002, fourth quarter of 2001 and the first quarter of 2001, respectively.

(h)	Excludes fourth quarter 2001 nonrecurring items.
NM—Not meaningful

Business sectors (continued)

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision makers have been combined into six core business sectors. In addition, Other Activity, as discussed further on page 20, consists of all activities not related to the Corporation’s core business sectors. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in note 1 of the 2001 Financial Annual Report to Shareholders except: fee and other revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis; and credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk assessments and factors and where appropriate, regulatory guidelines. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

As a result of repositioning actions taken to sharpen its strategic focus and the January 2002 acquisition of Unifi Network, the Corporation redefined its core business sectors into two overall reportable groups in the first quarter of 2002—Asset Management and Corporate and Institutional Services. The Asset Management group is comprised of the Institutional Asset Management, Mutual Funds and Private Wealth Management sectors. The Corporate and Institutional Services group is comprised of the Asset Servicing, Human Resources Services and Treasury Services sectors. Prior period results have been reclassified to reflect these repositioning actions. In addition, Business Sector information is reported on a continuing operations basis for all periods presented. See page 6 for a discussion of discontinued operations.

Core Business Sectors—Summary

Core Business Sectors (dollar amounts in millions, presented on an FTE basis)	First Quarter 2002			Fourth Quarter 2001 (a)
	Total Revenue	Income Before Taxes	Return on Common Equity	Total Revenue	Income Before Taxes	Return on Common Equity

Asset Management	$426	$154	47%	$428	$149	45%
Corporate and Institutional Services	655	161	24	559	144	27

Total Core Business Sectors	$1,081	$315	31%	$987	$293	34%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

Core Business Sectors (dollar amounts in millions, presented on an FTE basis)	First Quarter 2002			Fourth Quarter 2001 (a)
	Total Revenue	Income Before Taxes	Return on Common Equity	Total Revenue	Income Before Taxes	Return on Common Equity

Asset Management	$426	$154	47%	$369	$144	47%
Corporate and Institutional Services	655	161	24	537	163	27

Total Core Business Sectors	$1,081	$315	31%	$906	$307	34%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

Business sectors (continued)

Core Business Sectors	% of Core Sector Revenue			% of Core Sector Income Before Taxes (a)			Pre-tax Operating Margin (a)
	1Q02	4Q01	1Q01	1Q02	4Q01	1Q01	1Q02	4Q01	1Q01

Asset Management	39%	43%	41%	49%	51%	47%	36%	35%	39%
Corporate and Institutional Services	61%	57%	59%	51%	49%	53%	25%	26%	31%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	29%	30%	34%

(a)  Excludes amortization of intangibles.

Following is a discussion of the Corporation’s six core business sectors and Other Activity. In the tables that follow, the income statement amounts and average allocated equity are presented in millions, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized.

Asset Management

The Corporation’s Asset Management Group consists of those lines of business which offer investment management and wealth management services to corporations, institutions and affluent individuals aggregated into three business sectors — institutional asset management, mutual funds and private wealth management. Institutional asset management and mutual funds represent a further division of the Corporation’s former global investment management sector, while private wealth management remains unchanged.

Asset Management—Summary

1Q 2002 vs. 4Q 2001 (unannualized)	Total Revenue Growth	Operating Expense Growth	Income Before Taxes Growth

Institutional Asset Management	(7)%	—%	(28)%
Mutual Funds	(1)%	(8)%	11%
Private Wealth Management	9%	1%	18%

Total Asset Management	(1)%	(3)%	3%

Asset Management—Summary

1Q 2002 vs. 1Q 2001	Total Revenue Growth		Operating Expense Growth
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)	Income Before Taxes Growth

Institutional Asset Management	20%	6%	35%	12%	(16)%
Mutual Funds	10%		7%		15%
Private Wealth Management	16%		16%		14%

Total Asset Management	15%	11%	20%	11%	7%

(a)  Excludes the impact of acquisitions.

Results for the Asset Management Group compared with the fourth quarter of 2001 reflect strong growth in Private Wealth Management revenue offset by a decline in Institutional Asset Management revenue, principally due to a seasonal decline in performance fees, and a slight decline in Mutual Funds revenue. Expenses were well controlled, however, declining 3%, resulting in an increase in income before taxes of 3% (unannualized) compared with the fourth quarter of 2001. The impact of equity and fixed income

Business sectors (continued)

market levels was relatively minor as represented by the S&P 500 Index, which was unchanged compared with Dec. 31, 2001, and by the Lehman Brothers Long-Term Government Bond Index, which was down 1.6% compared with Dec. 31, 2001.

Results for the Asset Management Group compared with the first quarter of 2001 were impacted by the July 2001 acquisition of Standish Mellon Asset Management, which is included in the Institutional Asset Management sector. Excluding the impact of Standish, revenue and expenses increased 6% and 12%, respectively, for Institutional Asset Management and 11% and 11%, respectively, for the Asset Management Group overall. Revenue for the Mutual Fund sector increased 10% due to higher long term asset levels and significantly higher institutional money market assets. Good expense management in the Mutual Funds sector limited expense growth to 7% resulting in an increase in income before taxes of a strong 15%. The Private Wealth Management sector continued to show strong growth in revenue year over year of 16% and comparable expense growth, resulting in year over year growth in income before taxes of 14%. Again, the impact of the equity and fixed income markets was relatively minor as measured by the S&P 500 Index, which compared with March 31, 2001, was down 1.1% and the Lehman Brother’s Long-Term Government Bond Index, which was up 1.3% compared with March 31, 2001.

Institutional Asset Management

	Quarter ended			Growth rates
	March 31, 2002	Dec. 31, 2001	March 31, 2001	1Q02 vs 4Q01 (unannualized)	1Q02 vs 1Q01 (annualized)

Trust and investment fee revenue	$147	$159	$120	(8)%	22%
Other fee revenue	$7	$5	$3	NM	NM
Net interest revenue	$(7)	$(6)	$(1)	NM	NM

Total revenue	$147	$158	$122	(7)%	20%
Total operating expense	$117	$117	$87	—%	35%
Income before taxes	$30	$41	$35	(28)%	(16)%
Return on common equity	32%	43%	44%
Pre-tax operating margin (a)	20%	26%	29%
Assets under management:
Total institutional assets under management	$331	$332	$289	—%	14%
Plus: subadvised for other Mellon sectors	19	17	17

	350	349	306	—%	14%

Assets under administration or custody	$7	$—	$—	NM	NM

S&P 500 Index at period end	1,147	1,148	1,160	—%	(1)%

(a)	Excludes amortization of intangibles.
NM—Not meaningful.

Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of 13 individual asset management companies and joint ventures offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally. The decline in revenue in the first quarter of 2002 compared with the fourth quarter of 2001 was primarily due to a seasonal decline in performance fees. Excluding the effect of

Business sectors (continued)

performance fees, revenue and income before taxes in the first quarter of 2002 compared with the fourth quarter of 2001, decreased 1% and 13%, respectively. The results of this sector compared with the first quarter of 2001 were impacted by the July 2001 acquisition of Standish Mellon Asset Management. Excluding the impact of Standish, revenue and expense increased 6% and 12%, respectively, in the first quarter of 2002 over the first quarter of 2001. Assets under management for this sector were $350 billion at March 31, 2002.

Mutual Funds

	Quarter ended			Growth rates
	March 31, 2002	Dec. 31, 2001	March 31, 2001	1Q02 vs 4Q01 (unannualized)	1Q02 vs 1Q01 (annualized)

Trust and investment fee revenue	$142	$143	$128	(1)%	12%
Other fee revenue	$(1)	$—	$2	NM	NM
Net interest revenue	$1	$1	$(1)	NM	NM

Total revenue	$142	$144	$129	(1)%	10%
Total operating expense	$84	$92	$78	(8)%	7%
Income before taxes	$58	$52	$51	11%	15%
Return on common equity	36%	35%	36%
Pre-tax operating margin (a)	41%	36%	39%
Assets under management:
Total proprietary mutual funds	$187	$174	$142	7%	31%
Less: subadvised by other Mellon sectors	(23)	(22)	(22)

	164	152	120	8%	36%
S&P 500 Index at period end	1,147	1,148	1,160	—%	(1)%

(a)	Excludes amortization of intangibles.
NM—Not meaningful.

The Mutual Funds sector consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Revenue was down slightly compared with the fourth quarter of 2001. However, expenses were well controlled resulting in an 11% (unannualized) increase in income before taxes. Compared with the first quarter of 2001, income before taxes increased a strong 15% due to a 10% increase in revenue and good expense management, which limited expense growth to 7%. Assets under management for this sector increased 8% to $164 billion at March 31, 2002, from $152 billion at Dec. 31, 2001, due to strong institutional money market flows and positive long-term funds flows.

Business sectors (continued)

Private Wealth Management

	Quarter ended			Growth rates
	March 31,	Dec. 31,	March 31,	1Q02 vs 4Q01	1Q02 vs 1Q01
	2002	2001	2001	(unannualized)	(annualized)

Trust and investment fee revenue	$80	$71	$81	14%	(1)%
Other fee revenue	$4	$6	$3	NM	NM
Net interest revenue	$53	$49	$34	8%	57%

Total revenue	$137	$126	$118	9%	16%
Total operating expense	$70	$70	$60	1%	16%
Income before taxes	$66	$56	$58	18%	14%
Return on common equity	83%	64%	66%
Pre-tax operating margin (a)	49%	45%	49%

Assets under management:
Total private wealth assets under management	$47	$45	$45	4%	4%
Plus: subadvised for other Mellon sectors	4	5	5

	51	50	50	3%	1%
Assets under administration or custody	$20	$21	$31	(4)%	(35)%
S&P 500 Index at period end	1,147	1,148	1,160	—%	(1)%

(a)  Excludes amortization of intangibles.
NM—Not meaningful.

The Private Wealth Management sector consists of investment management, wealth management and private banking services for affluent individuals, including the activities of Mellon United National Bank in Florida. This sector continued to show good growth in revenue and income before taxes for the first quarter of 2002, compared with both the fourth quarter and first quarter of 2001, as well as effective expense management. Income before taxes increased 18% in the first quarter of 2002 compared with the fourth quarter of 2001 and 14% compared with the first quarter of 2001. Assets under management were $51 billion at March 31, 2002, an increase of 3% from Dec. 31, 2001.

Corporate and Institutional Services

The Corporation’s Corporate and Institutional Services Group consists of those lines of business which offer trust and custody and related services as well as services for investment managers; human resources consulting and outsourcing services; and treasury-related services to large corporations, institutions and government and other not-for-profit entities. Those lines of business have been aggregated into three business sectors—Asset Servicing, Human Resources Services and Treasury Services. Asset Servicing and Human Resources Services represent a further division of the Corporation’s former Global Investment Services sector as a result of the Corporation’s January 2002 acquisition of Unifi Network from PricewaterhouseCoopers, which significantly enhanced the scope and scale of the services offered in the Human Resources Services area. Treasury Services represents a combination of the Corporation’s former Global Cash Management and Relationship Lending sectors, reflecting the significant repositioning of the Corporation’s corporate lending activities in the fourth quarter of 2001.

Business sectors (continued)

Corporate and Institutional Services—Summary

1Q 2002 vs. 4Q 2001 (unannualized)	Total Revenue Growth		Operating Expense Growth		Income Before Taxes Growth
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)

Asset Servicing	(5)%		2%		(19)%
Human Resources Services	52%	2%	45%	(2)%	NM
Treasury Services	6%		(1)%		18%
Total Corporate and Institutional Services	17%	1%	19%	(1)%	12%

(a)  Excludes the impact of acquisitions.
NM—Not meaningful.

Corporate and Institutional Services—Summary

1Q 2002 vs. 1Q 2001	Total Revenue Growth		Operating Expense Growth		Income Before Taxes Growth
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)

Asset Servicing	(1)%	(6)%	19%	5%	(30)%
Human Resources Services	54%	2%	58%	5%	23%
Treasury Services	13%		7%		22%
Total Corporate and Institutional Services	22%	3%	32%	6%	(1)%

(a)  Excludes the impact of acquisitions.

Results for the Corporate and Institutional Services group for the first quarter of 2002 compared with the fourth quarter of 2001 were impacted by the January 2002 acquisition of Unifi Network in the Human Resources Services sector. Excluding the impact of that acquisition, revenue increased 2% and expenses decreased 2% for the Human Resources Services sector and increased 1% and decreased 1%, respectively, for Corporate and Institutional Services overall. Income before taxes increased a strong 12% overall (unannualized). Revenue in the Asset Servicing sector declined 5%, however, as growth in trust and custody fees was impacted by lower securities lending and foreign exchange revenue, so that despite modest expense growth, income before taxes declined 19%. Treasury Services showed strong revenue growth of 6% (unannualized) primarily due to growth in cash management fees and insurance premium financing revenue, which together with good expense management, resulted in growth in income before taxes of 18%.

Results for the first quarter of 2002 compared with the first quarter of 2001 were impacted by the Unifi acquisition in the Human Resources Services sector, as noted above, and to a lesser degree by the November 2001 acquisition of Eagle Investment Systems in the Asset Servicing Sector. Excluding the impact of these acquisitions, revenue and expenses grew 3% and 6%, respectively, for the Corporate and Institutional Services sector overall, (6)% and 5%, respectively, for Asset Servicing and 2% and 5%, respectively, for Human Resources Services. Income before taxes for Corporate and Institutional Services overall, however, was down 1% as strong growth in income before taxes for Human Resources Services and Treasury Services of 23% and 22%, respectively, was offset by a decline in income before taxes in Asset Servicing, primarily due to lower foreign exchange and securities lending revenue.

Business sectors (continued)

Asset Servicing

	Quarter ended			Growth rates
	March 31,	Dec. 31,	March 31,	1Q02 vs 4Q01	1Q02 vs 1Q01
	2002	2001	2001	(unannualized)	(annualized)

Trust and investment fee revenue	$125	$118	$109	6%	15%
Other fee revenue (a)	$26	$41	$44	(36)%	(40)%
Net interest revenue	$28	$30	$28	(7)%	—%

Total revenue	$179	$189	$181	(5)%	(1)%
Total operating expense	$128	$125	$108	2%	19%
Income before taxes	$51	$64	$73	(19)%	(30)%
Return on common equity	29%	35%	42%
Pre-tax operating margin (b)	29%	34%	40%
Assets under management	$45	$41	$44	11%	5%
Assets under administration or custody	$2,162	$2,029	$2,193	7%	(1)%
S&P 500 Index at period end	1,147	1,148	1,160	—%	(1)%

(a)  Primarily consists of foreign exchange revenue.
(b)  Excludes amortization of intangibles.

The Asset Servicing sector includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures. Revenue in the Asset Servicing sector declined 5% in the first quarter of 2002, compared with the fourth quarter of 2001, as growth in trust and custody fees was impacted by lower securities lending and foreign exchange revenue, so that despite modest expense growth, income before taxes declined 19%. The results in the first quarter of 2002 compared with the first quarter of 2001 were impacted by the November 2001 acquisition of Eagle Investment Systems. Excluding this acquisition, revenue decreased 6% while expenses increased 5%. The decline in income before taxes was primarily due to lower foreign exchange and securities lending revenue. Assets under administration or custody for this sector were $2.162 trillion at March 31, 2002, an increase of 7% compared with Dec. 31, 2001.

Human Resources Services

	Quarter ended			Growth rates
	March 31,	Dec. 31,	March 31,	1Q02 vs 4Q01	1Q02 vs 1Q01
	2002	2001	2001	(unannualized)	(annualized)

Trust and investment fee revenue	$279	$180	$181	55%	54%
Other fee revenue	$1	$3	$(1)	NM	NM
Net interest revenue	$(6)	$(3)	$(2)	NM	NM

Total revenue	$274	$180	$178	52%	54%
Total operating expense	$251	$174	$160	45%	58%
Income before taxes	$23	$6	$18	NM	23%
Return on common equity	23%	11%	30%
Pre-tax operating margin (a)	8%	3%	10%
Assets under administration or custody	$171	$32	$27	NM	NM

(a)  Excludes amortization of intangibles.
NM—Not meaningful.

Business sectors (continued)

Human Resources Services includes benefits consulting and administrative services for employee benefit plans, and shareholder and securities transfer services. Results for the first quarter of 2002 compared with the fourth quarter of 2001 and the first quarter of 2001 were impacted by the January 2002 acquisition of Unifi Network. Excluding the impact of the acquisition, revenue increased 2% and expenses decreased 2% compared to the fourth quarter of 2001. Compared with the first quarter of 2001, revenue increased 2% and expenses increased 5%.

Treasury Services

	Quarter ended			Growth rates
	March 31, 2002	Dec. 31, 2001	March 31, 2001	1Q02 vs 4Q01 (unannualized)	1Q02 vs 1Q01 (annualized)

Trust and investment fee revenue	$2	$2	$2	NM	NM
Other fee revenue	$87	$91	$83	(4)%	5%
Net interest revenue	$113	$97	$93	15%	20%

Total revenue	$202	$190	$178	6%	13%
Total operating expense	$115	$115	$106	(1)%	7%
Income before taxes	$87	$74	$72	18%	22%
Return on common equity	21%	25%	20%
Pre-tax operating margin (a)	44%	39%	41%

(a)  Excludes amortization of intangibles.
NM—Not meaningful.

Treasury Services includes global cash management, large corporate relationship banking, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, international banking and the activities of Mellon 1st Business Bank in California. This sector showed strong revenue growth of 6% (unannualized) in the first quarter of 2002 compared to the fourth quarter of 2001 and 13% compared with the first quarter of 2001, primarily due to growth in cash management fees and insurance premium financing revenue. Income before taxes increased 18% (unannualized) and 22% in the first quarter of 2002 compared to the fourth and first quarter of 2001, respectively.

Business sectors (continued)

Total Core Business Sectors

	Quarter ended			Growth rates
	March 31, 2002	Dec. 31, 2001	March 31, 2001	1Q02 vs 4Q01 (unannualized)	1Q02 vs 1Q01 (annualized)

Trust and investment fee revenue	$775	$673	$621	15%	25%
Other fee revenue	$124	$146	$134	(15)%	(7)%
Net interest revenue	$182	$168	$151	8%	20%

Total revenue	$1,081	$987	$906	9%	19%
Total operating expense	$765	$693	$599	10%	28%
Income before taxes	$315	$293	$307	7%	3%
Average allocated equity	$2,803	$2,491	$2,603	13%	8%
Return on common equity	31%	34%	34%
Pre-tax operating margin (a)	29%	30%	34%
Assets under management	$610	$592	$520	3%	17%
Assets under administration or custody	$2,360	$2,082	$2,251	13%	5%
S&P 500 Index at period end	1,147	1,148	1,160	—%	(1)%

(a)	Excludes amortization of intangibles.

Income before taxes for the Core Sectors increased 7% in the first quarter of 2002 compared with the fourth quarter of 2001, and 3% compared with the first quarter of 2001, reflecting good revenue growth. The Core Sectors’ contribution to earnings per share increased 10% in the first quarter of 2002 compared to the fourth quarter of 2001 and 13% in the first quarter of 2002 over first quarter of 2001.

Contribution to earnings per share from Total Core Business Sectors
(in millions, except per share amounts)	1Q02	4Q01	Growth (b)	1Q02	1Q01	Growth

Asset Management	$95	$96	—%	$95	$90	7%
Corporate and Institutional Services	$105	$97	8%	$105	$106	(1)%

Net Income (a)	$200	$193	4%	$200	$196	3%
Contribution to EPS (a)	$.45	$.41	10%	$.45	$.40	13%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.
(b)	Unannualized.

Contribution to earnings per share from Total Core Business Sectors—Five Quarter Trend
(in millions, except per share amounts)	1Q02	4Q01	3Q01	2Q01	1Q01

Asset Management	$95	$96	$92	$96	$90
Corporate and Institutional Services	$105	$97	$102	$111	$106

Net Income (a)	$200	$193	$194	$207	$196
Contribution to EPS (a)	$.45	$.41	$.41	$.43	$.40

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

Business sectors (continued)

Other Activity

Other Activity includes large ticket leasing and certain leveraged and other lending relationships that are part of the Corporation’s portfolio exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated, for management reporting purposes, to the core business sectors.

Revenue in the Other Activity sector primarily reflects earnings on capital above that required for the core sectors, gains from the sale of assets, income from corporate owned life insurance policies net of allocated carrying costs and the gains/losses and carrying costs of Mellon Ventures activities. The Other Activity sector recorded pre-tax income of $20 million in the first quarter of 2002, compared with a $332 million pre-tax loss in the fourth quarter of 2001 and $33 million pre-tax income in the first quarter of 2001. The results for the fourth quarter of 2001 included the following nonrecurring items; a $222 million pre-tax, $144 million after-tax, or $.30 per share, charge for fair value adjustments of venture capital investments; a $57 million pre-tax, $37 million after-tax, or $.08 per share, loss on disposition of large corporate loans; and a $62 million pre-tax, $41 million after-tax, or $.09 per share, charge for streamlining and other expenses. Mellon Ventures recorded a pre-tax loss of $3 million in the first quarter of 2002, compared with a pre-tax loss of $12 million in the fourth quarter of 2001 excluding the fair value adjustments, and a pre-tax loss of $8 million in the first quarter of 2001. Other operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Average assets include assets of the activities identified above that the Corporation intends to exit, the investments of Mellon Ventures and assets of certain support areas not identified with the major business sectors. This sector also includes assets and liabilities recorded directly in Corporate Treasury and not associated with a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors, as well as capital required for the investments of Mellon Ventures.

Noninterest revenue

	Quarter ended
(dollar amounts in millions, unless otherwise noted)	March 31, 2002 (a)	Dec. 31, 2001 (a)		March 31, 2001 (a)

Trust and investment fee revenue:
Investment management	$370	$374		$324
Human resources services (b)	269	170		170
Institutional trust and custody	136	126		124

Total trust and investment fee revenue	775	670		618
Cash management revenue	68	63		53
Foreign currency and securities trading revenue	39	53		55
Financing-related revenue	34	(20)		40
Equity investment revenue	21	(223)		6
Other	6	14		5

Total fee and other revenue	943	557		777
Gains on the sales of securities	—	—		—

Total noninterest revenue	$943	$557		$777

Fee revenue as a percentage of fee and net interest revenue (FTE)	86%	85%	(c)	85%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)	70%	67%	(c)	67%
Market value of assets under management at period end (in billions)	$610	$592		$520
Market value of assets under administration or custody at period end (in billions)	$2,360	$2,082		$2,251
S&P 500 Index at period end	1,147	1,148		1,160

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)
Amounts do not necessarily agree with those presented in Business Sectors on page 9, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent basis.

(c)	Ratios exclude the $222 million pre-tax venture capital fair value adjustment and the $57 million pre-tax loss on disposition of large corporate loans and commitments.
Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Fee revenue of $943 million in the first quarter of 2002, when compared with the first quarter of 2001, was impacted by acquisitions, primarily the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network. Excluding the effect of acquisitions, fee revenue increased 4% in the first quarter of 2002 compared with the first quarter of 2001, reflecting higher trust and investment revenue and higher cash management revenue, partially offset by lower securities lending and foreign exchange revenue. Excluding the effect of acquisitions, trust and investment fee revenue increased 3% in the first quarter of 2002 compared with the first quarter of 2001, reflecting the impact of business growth offset in part by relatively flat equity markets. The equity markets at March 31, 2002, as measured by the Standard and Poor’s 500 Index, decreased 1.1% compared with March 31, 2001, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 1.3% compared to March 31, 2001.

Excluding the effect of acquisitions; lower performance fees, which are primarily recorded in the fourth quarter each year; the fourth quarter 2001 $222 million fair value adjustment of venture capital investments; and the fourth quarter 2001 $57 million loss on disposition of large corporate loans and commitments, fee

Noninterest revenue (continued)

revenue increased 2% (unannualized) compared with the fourth quarter of 2001, as higher trust and investment fee revenue and higher cash management revenue were partially offset by lower foreign currency and securities trading revenue.

Fee revenue growth (a)	1st Qtr. 2002 over 4th Qtr. 2001 (unannualized)(b)	1st Qtr. 2002 over 1st Qtr. 2001 (annualized)

Trust and investment fee revenue growth	2%	3%
Total fee revenue growth	2%(c)	4%

(a)	Excludes the effect of acquisitions.
(b)	Also excludes the effect of performance fees.
(c)	Also excludes the fourth quarter of 2001 fair value adjustments of venture capital investments and the loss on disposition of large corporate loans and commitments.

Investment management fee revenue

	Quarter ended
(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Managed mutual funds (a):
Equity funds	$70	$70	$75
Money market funds	76	74	51
Bond and fixed-income funds	35	36	30
Nonproprietary	8	10	8

Total managed mutual funds	189	190	164
Institutional	99	113	80
Private clients	82	71	80

Total investment management fee revenue	$370	$374	$324

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $10 million, $7 million and $7 million at March 31, 2002, Dec. 31, 2001, and March 31, 2001, respectively.

Investment management fee revenue, when compared with the first quarter of 2001, was impacted by the Standish Mellon acquisition and, when compared with the fourth quarter of 2001, by the seasonal nature of performance fees. Revenue from Standish Mellon, as well as the performance fees, is primarily included in institutional investment management fee revenue in the table above. Excluding the effect of these items, investment management fee revenue increased 7% in the first quarter of 2002 compared with the first quarter of 2001. This increase primarily resulted from increased revenue relating to money market and fixed income mutual funds.

Excluding the effect of performance fees, which are primarily recorded in the fourth quarter of each year, investment management fee revenue increased 2% (unannualized) compared with the fourth quarter of 2001, resulting from higher private client revenue. Performance fees totaled $17 million in the first quarter of 2002, compared with $27 million and $12 million in the fourth and first quarters of 2001, respectively.

Noninterest revenue (continued)

Mutual fund management fees are based upon the daily average net assets of each fund. The average net assets of proprietary mutual funds managed in the first quarter of 2002 were $195 billion, up $15 billion, or 8%, from $180 billion in the fourth quarter of 2001, and up $45 billion, or 30%, from $150 billion in the first quarter of 2001. These increases primarily resulted from increases in average net assets of institutional taxable money market funds. Proprietary equity funds averaged $47 billion in the first quarter of 2002, an increase of $1 billion, or 3%, compared with $46 billion in the fourth quarter of 2001, and a decrease of $4 billion, or 9%, compared with $51 billion in the first quarter of 2001.

Market value of assets under management, administration or custody at period end
(in billions)	March 31, 2002		Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001

Mutual funds managed:
Equity funds	$48		$47	$43	$51	$47
Money market funds	121		111	93	92	81
Bond and fixed-income funds	26		26	27	22	22
Nonproprietary	24	(a)	24	22	25	23

Total mutual funds managed	219		208	185	190	173
Institutional (b)	339	(a)	334	316	306	298
Private clients	52		50	46	50	49

Total market value of assets under management	$610		$592	$547	$546	$520
Market value of assets under administration or custody (c)(d)	$2,360		$2,082	$2,077	$2,295	$2,251

Total market value of assets under management, administration or custody	$2,970		$2,674	$2,624	$2,841	$2,771
S&P 500 Index at period end	1,147		1,148	1,041	1,224	1,160

(a)
At March 31, 2002, the combined market values of $24 billion of nonproprietary mutual funds and $339 billion of institutional assets managed, by asset type, were as follows: $107 billion equities, $33 billion balanced, $72 billion domestic fixed income, $93 billion domestic money market (which includes securities lending assets of $52 billion); and $58 billion in overlay and global fixed-income products, for a total of $363 billion.

(b)
Includes assets managed at Pareto Partners of $34 billion at March 31, 2002, $33 million at Dec. 31, 2001, $28 billion at Sept. 30, 2001, $29 billion at June 30, 2001, and $28 billion at March 31, 2001. The Corporation has a 30% equity interest in Pareto Partners.

(c)
Includes $304 billion of assets at March 31, 2002; $289 billion of assets at Dec. 31, 2001; $276 billion of assets at Sept. 30, 2001; $299 billion of assets at June 30, 2001; and $300 billion of assets at March 31, 2001, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce.

(d)
Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, included in the table above, were $139 billion at March 31, 2002; $130 billion at Dec. 31, 2001; $118 billion at Sept. 30, 2001; $123 billion at June 30, 2001; and $103 billion at March 31, 2001.

As shown in the table above, the market value of assets under management was $610 billion at March 31, 2002, an $18 billion, or 3% (unannualized), increase from $592 billion at Dec. 31, 2001, and a $90 billion, or 17%, increase from $520 billion at March 31, 2001. The $610 billion of assets managed were comprised as follows: 36% equities; 21% fixed income; 28% money market; 8% overlay and global fixed-income products; and 7% securities lending cash collateral. As shown in the tables on the following page, the increases were primarily due to organic growth.

Noninterest revenue (continued)

Changes in market value of assets under management for first quarter 2002

(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total

Market value of assets under management at beginning of period	$332	$174	$45	$41	$592
Net inflows:
Long-term	1	1	—	—	2
Money market	(2)	12	—	4	14

Total net inflows	(1)	13	—	4	16	(a)
Net market appreciation	1	—	1	—	2
Acquisitions/transfers	(1)	—	1	—	—

Market value of assets under management at end of period	$331	$187	$47	$45	$610

(a)	Represents 3% of beginning balance.

Changes in market value of assets under management from March 31, 2001 to March 31, 2002

(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total

Market value of assets under management at beginning of period	$289	$142	$45	$44	$520
Net inflows:
Long-term	(1)	4	3	—	6
Money market	(2)	43	—	1	42

Total net inflows	(3)	47	3	1	48	(a)
Net market appreciation/(depreciation)	5	(2)	(3)	—	—
Acquisitions	40	—	2	—	42

Market value of assets under management at end of period	$331	$187	$47	$45	$610

(a)	Represents 9% of beginning balance.

Human Resources Services fee revenue

Excluding the effect of acquisitions, Human Resources Services fee revenue increased 3% (unannualized), compared with the fourth quarter of 2001 and increased 1% compared with the first quarter of 2001. The increase compared with the fourth quarter of 2001 resulted from higher benefits consulting revenue.

Institutional trust and custody fee revenue

Institutional trust and custody fee revenue, excluding the effect of acquisitions and securities lending revenue, increased 3% (unannualized) compared to the fourth quarter of 2001 reflecting the impact of business growth, and decreased 2% compared to the first quarter of 2001. Securities lending revenue totaled $19 million in the first quarter of 2002, compared with $24 million and $23 million in the fourth and first quarters of 2001, respectively.

Noninterest revenue (continued)

Cash management fee revenue

Cash management fee revenue increased $15 million, or 28%, in the first quarter of 2002, compared with the first quarter of 2001 and $5 million, or 8% (unannualized), compared with the fourth quarter of 2001. These increases primarily resulted from higher volumes of electronic services. Cash management revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on the compensating balances are recognized in net interest revenue.

Foreign currency and securities trading revenue

Foreign currency and securities trading revenue decreased $16 million, or 29%, in the first quarter of 2002, compared with the first quarter of 2001, and $14 million, or 27% (unannualized), compared with the fourth quarter of 2001. These decreases were primarily due to lower foreign exchange revenue relating to lower client volumes driven, in part, by diminished cross border asset flows and generally lower levels of market volatility.

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $55 million in the first quarter of 2002, compared with $46 million of revenue in the first quarter of 2001 and $36 million in the fourth quarter of 2001 excluding the fair value adjustments of venture capital investments and the loss on disposition of large corporate loans and commitments.

Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on loan sales; and gains or losses on lease residuals, decreased $6 million in the first quarter of 2002 compared with the first quarter of 2001, and decreased $3 million when compared to the fourth quarter 2001, excluding the fourth quarter 2001 loss on disposition of large corporate loans and commitments. These decreases resulted primarily from lower loan commitment, letter of credit and loan syndication fees.

Equity investment revenue, which includes realized and unrealized gains and losses on venture capital and non-venture capital investments, increased $15 million in the first quarter of 2002, compared with the first quarter of 2001 and increased $22 million compared with the fourth quarter 2001, excluding the venture capital fair value adjustments. The increases were due to higher equity security gains. Revenue from venture capital investments totaled $5 million in the first quarter of 2002, an increase of $2 million compared to the first quarter of 2001 and a decrease of $7 million compared to the fourth quarter of 2001.

Noninterest revenue (continued)

Venture capital investments

For a discussion of the Corporation’s accounting policies relating to venture capital investments, see page 19 of the Corporation’s 2001 Financial Annual Report.

Venture capital investment portfolio activity (in millions)	Quarter ended March 31, 2002	Life to Date Activity

Direct investments:
Beginning balance	$383	$—
Investments—new investments	8	576
Investments—additional funding for existing investments	17	252
Realized—cost basis of exits (a) and write-offs	—	(180)

Active investments cost basis (b)	408	648
Unrealized gains/(losses)	6	(234)

Ending carrying value	$414	$414

(a) Cash received on exits	$—	$179
(b)    At March 31, 2002, there were 97 actively managed investments with an average cost of $6.7 million. The Corporation was committed to provide additional funding of $5 million for direct investments at March 31, 2002.

Fund investments (indirect):
Beginning balance	$141	$—
New investments	14	274
Realized—cost basis of exits (c) and write-offs	(3)	(72)

Active investments cost basis	152	202
Unrealized gains/(losses)	—	(50)

Ending carrying value (d)	$152	$152

(c) Cash received on exits	$3	$77
(d) The Corporation was committed to provide additional funding of $241 million for indirect fund investments at March 31, 2002.

Total investments:
Active investments cost basis	$560	$850
Unrealized gains/(losses)	6	(284)

Ending carrying value (e)	$566	$566

(e)	Represents 67% of active investments cost basis.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the first quarter of 2002 totaled $158 million, an increase of $4 million compared with $154 million in the fourth quarter of 2001 and $16 million compared with $142 million in the first quarter of 2001. The net interest margin was 2.91% in the first quarter of 2002, up 51 basis points compared with 2.40% in the fourth quarter of 2001 and 48 basis points compared with 2.43% in the first quarter of 2001, reflecting a higher yielding asset mix. Average interest-earning assets decreased $3.3 billion compared with the fourth quarter of 2001, due to a $3.4 billion decrease in average money market investments. See the following two pages for an analysis of the changes in volumes and rates affecting net interest revenue.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

		Quarter ended
		March 31, 2002		Dec. 31, 2001
(dollar amounts in millions)		Average balance	Average yields/rates	Average balance	Average yields/rates

Assets	Interest-earning assets:
	Interest-bearing deposits with banks (primarily foreign)	$2,002	3.27%	$4,197	2.91%
	Federal funds sold and securities under resale agreements	406	2.10	1,654	2.37
	Other money market investments	128	2.22	131	3.03
	Trading account securities	689	1.43	655	2.56
	Securities:
	U.S. Treasury and agency securities (a)	6,719	6.12	6,954	6.14
	Obligations of states and political subdivisions (a)	346	6.93	312	6.70
	Other (a)	2,242	6.10	2,006	7.04
	Loans, net of unearned discount	9,079	4.87	9,421	5.26
	Funds allocated to discontinued operations	474	1.76	—	—

	Total interest-earning assets	22,085	5.02	25,330	5.00
	Cash and due from banks	2,929		2,653
	Premises and equipment	756		646
	Customers’ acceptance liability	3		5
	Net acquired property	2		3
	Other assets of discontinued operations	564		7,599
	Other assets (a)	6,686		6,188
	Reserve for credit losses	(128)		(169)

	Total assets	$32,897		$42,255

Liabilities and shareholders’ equity	Interest-bearing liabilities:
	Deposits in domestic offices:
	Demand	$133	2.74%	$249	2.87%
	Money market and other savings accounts	5,785	1.56	5,682	1.52
	Savings certificates	267	3.08	305	3.51
	Other time deposits	657	2.35	608	3.00
	Deposits in foreign offices	3,308	1.99	3,467	2.24

	Total interest-bearing deposits	10,150	1.80	10,311	1.94
	Federal funds purchased and securities under repurchase agreements	2,355	1.50	1,038	1.62
	U.S. Treasury tax and loan demand notes	466	1.51	96	1.89
	Term federal funds purchased	87	1.78	104	2.23
	Commercial paper	56	1.75	654	2.57
	Other funds borrowed	568	3.56	552	5.53
	Notes and debentures (with original maturities over one year)	4,040	3.44	3,945	3.87
	Trust-preferred securities	973	8.22	976	8.02
	Funds allocated from discontinued operations	—	—	3,476	4.61

	Total interest-bearing liabilities	18,695	2.50	21,152	3.12
	Total noninterest-bearing deposits	7,354		7,552
	Acceptances outstanding	3		5
	Other liabilities of discontinued operations	564		7,599
	Other liabilities (a)	2,916		2,327

	Total liabilities	29,532		38,635
	Shareholders’ equity (a)	3,365		3,620

	Total liabilities and shareholders’ equity	$32,897		$42,255

Rates	Yield on total interest-earning assets		5.02%		5.00%
	Cost of funds supporting interest-earning assets		2.11		2.60

	Net interest income/margin:
	Taxable equivalent basis		2.91%		2.40%
	Without taxable equivalent increments		2.86		2.36

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

		Quarter ended
		March 31, 2002		March 31, 2001
(dollar amounts in millions)		Average balance	Average yields/rates	Average balance	Average yields/rates

Assets	Interest-earning assets:
	Interest-bearing deposits with banks (primarily foreign)	$2,002	3.27%	$1,441	5.41%
	Federal funds sold and securities under resale agreements	406	2.10	1,060	6.02
	Other money market investments	128	2.22	200	4.26
	Trading account securities	689	1.43	363	5.66
	Securities:
	U.S. Treasury and agency securities (a)	6,719	6.12	8,394	6.40
	Obligations of states and political subdivisions (a)	346	6.93	200	6.77
	Other (a)	2,242	6.10	73	8.29
	Loans, net of unearned discount	9,079	4.87	10,283	7.52
	Funds allocated to discontinued operations	474	1.76	1,561	3.35

	Total interest-earning assets	22,085	5.02	23,575	6.59
	Cash and due from banks	2,929		2,691
	Premises and equipment	756		578
	Customers’ acceptance liability	3		23
	Net acquired property	2		6
	Other assets of discontinued operations	564		15,577
	Other assets (a)	6,686		5,952
	Reserve for credit losses	(128)		(246)

	Total assets	$32,897		$48,156

Liabilities and shareholders’ equity	Interest-bearing liabilities:
	Deposits in domestic offices:
	Demand	$133	2.74%	$131	4.02%
	Money market and other savings accounts	5,785	1.56	5,893	3.85
	Savings certificates	267	3.08	197	4.53
	Other time deposits	657	2.35	1,736	4.69
	Deposits in foreign offices	3,308	1.99	3,517	4.68

	Total interest-bearing deposits	10,150	1.80	11,474	4.25
	Federal funds purchased and securities under repurchase agreements	2,355	1.50	2,137	5.41
	U.S. Treasury tax and loan demand notes	466	1.51	350	5.51
	Term federal funds purchased	87	1.78	38	5.74
	Commercial paper	56	1.75	247	5.59
	Other funds borrowed	568	3.56	443	5.04
	Notes and debentures (with original maturities over one year)	4,040	3.44	3,577	6.67
	Trust-preferred securities	973	8.22	989	8.05
	Funds allocated from discontinued operations	—	—	—	—

	Total interest-bearing liabilities	18,695	2.50	19,255	5.08
	Total noninterest-bearing deposits	7,354		6,872
	Acceptances outstanding	3		23
	Other liabilities of discontinued operations	564		15,577
	Other liabilities (a)	2,916		2,464

	Total liabilities	29,532		44,191
	Shareholders’ equity (a)	3,365		3,965

	Total liabilities and shareholders’ equity	$32,897		$48,156

Rates	Yield on total interest-earning assets		5.02%		6.59%
	Cost of funds supporting interest-earning assets		2.11		4.16

	Net interest income/margin:
	Taxable equivalent basis		2.91%		2.43%
	Without taxable equivalent increments		2.86		2.41

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

Operating expense

	Quarter ended
(dollar amounts in millions)	March 31, 2002 (a)	Dec. 31, 2001 (a)	March 31, 2001 (a)

Staff expense	$476	$444	$368
Professional, legal and other purchased services	83	114	75
Net occupancy expense	63	59	52
Equipment expense	56	44	38
Business development	32	32	30
Communications expense	28	23	22
Amortization of goodwill	—	19	18
Amortization of other intangible assets	3	2	2
Other expense	31	38	18

Total operating expense	$772	$775	$623

Efficiency ratio excluding amortization of goodwill in 2001 (b)	70%	69%	65%

Average full-time equivalent staff	24,000	21,300	21,700

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)
Operating expense as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the fourth quarter 2001 nonrecurring items and gains on the sales of securities. The fourth quarter 2001 nonrecurring items are discussed on page 4.

Operating expense for the first quarter 2002 was impacted by acquisitions, primarily the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network, and the adoption of FAS No. 142 which requires that goodwill no longer be amortized. Excluding the effect of acquisitions and the first quarter 2001 amortization of goodwill, operating expense increased 7% in the first quarter of 2002 compared with the first quarter of 2001. The increase reflected, in large part, expenses incurred in support of business growth. The increase in average full-time equivalent staff in the first quarter of 2002, compared with the prior periods, primarily resulted from the Unifi acquisition.

Operating expense growth	1st Qtr. 2002 over 4th Qtr. 2001 (unannualized)	1st Qtr. 2002 over 1st Qtr. 2001 (annualized)

Operating expense growth (a)	(1)%	7%

(a)	Excludes the effect of acquisitions and the fourth and first quarters 2001 amortization of goodwill and fourth quarter 2001 nonrecurring items.

First quarter 2002 compared with fourth quarter 2001

Excluding the effect of acquisitions, the fourth quarter 2001 amortization of goodwill and the fourth quarter 2001 nonrecurring items, operating expense decreased 1% (unannualized), in the first quarter of 2002 compared with the fourth quarter of 2001.

Income taxes

The provision for income taxes from continuing operations totaled $112 million in the first quarter of 2002 compared with $(27) million in the fourth quarter of 2001 and $110 million in the first quarter of 2001. The Corporation’s effective tax rate on income from continuing operations for the first quarter of 2002 was 34.5%, compared with 32.6% in the fourth quarter of 2001 and 34.1% in the first quarter of 2001, excluding the impact of the amortization of non-tax deductible goodwill and excluding the effect of the nonrecurring items in the fourth quarter of 2001. It is currently anticipated that the effective tax rate will remain at 34.5% for the remainder of 2002.

Asset/liability management
	Quarter ended
	March 31,	Dec. 31,	March 31,
(average balances in millions)	2002	2001	2001

Assets:
Money market investments	$ 2,536	$ 5,982	$ 2,701
Trading account securities	689	655	363
Securities	9,464	9,513	8,709
Loans	9,079	9,421	10,283
Funds allocated to discontinued operations	474	—	1,561

Total interest-earning assets	22,242	25,571	23,617
Noninterest-earning assets (a)	10,357	9,491	9,250
Reserve for credit losses	(128)	(169)	(246)

Total assets	$32,471	$34,893	$32,621

Funds supporting total assets:
Core funds	$27,332	$27,511	$26,692
Purchased funds (a)	5,139	7,382	5,929

Funds supporting total assets	$32,471	$34,893	$32,621

(a)	Excludes other assets and liabilities of discontinued operations.

The Corporation’s average interest-earning assets decreased $3.3 billion in the first quarter of 2002, compared with the fourth quarter of 2001, due to a $3.4 billion decrease in average money market investments.

Core funds, which are considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets, excluding other assets of discontinued operations. Average core assets increased $565 million in the first quarter of 2002 from the fourth quarter of 2001, reflecting a higher level of noninterest-earning assets. Core funds averaged 142% of core assets in the first quarter of 2002, compared with 147% in the fourth quarter of 2001.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, other funds borrowed, and funds allocated from discontinued operations, excluding other liabilities of discontinued operations. Purchased

Asset/liability management (continued)

funds decreased $2.2 billion in the first quarter of 2002 from the fourth quarter of 2001, due to a decrease in funds allocated from discontinued operations. Prior to the sale of deposits to Citizens, the Corporation had excess funds from discontinued operations which were invested in money market investments and classified as purchased funds. As a percentage of total average assets, purchased funds were 16% in the first quarter of 2002, compared with 21% in the fourth quarter of 2001.

Composition of loan portfolio

The loan portfolio at March 31, 2002, increased $1.018 billion compared with Dec. 31, 2001 and decreased $877 million compared with March 31, 2001. The increase from Dec. 31, 2001, primarily resulted from higher commercial and financial loans. The decrease from March 31, 2001, primarily resulted from a lower level of consumer credit and commercial and financial loans. At March 31, 2002, the composition of the loan portfolio was 87% commercial and 13% consumer.

Composition of loan portfolio (in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Domestic loans and leases:
Commercial and financial	$4,479	$3,618	$ 4,921
Commercial real estate	2,540	2,536	2,247
Consumer credit	1,290	1,124	1,698
Lease finance assets	625	637	614

Total domestic loans and leases	8,934	7,915	9,480
International loans and leases	624	625	955

Total loans and leases, net of unearned discount	$9,558	$8,540	$10,435

Commercial and financial

At March 31, 2002, total domestic commercial and financial loans increased by $861 million, or 24%, compared with Dec. 31, 2001, and decreased by $442 million, or 9%, compared with March 31, 2001. The increase compared with Dec. 31, 2001, resulted from a higher level of corporate and institutional services loans, primarily resulting from no longer referring transactions to Sweetwater Capital Corp., as discussed on pages 32 and 33. Commercial and financial loans represented 47% of the total loan portfolio at March 31, 2002, compared with 42% at Dec. 31, 2001, and 47% at March 31, 2001.

Commercial real estate

At March 31, 2002, domestic commercial real estate loans increased by $4 million, or less than 1%, compared with Dec. 31, 2001, and by $293 million, or 13%, compared with March 31, 2001. Domestic commercial real estate loans represented 27% of total loans at March 31, 2002, down from 30% at Dec. 31, 2001, and up from 22% at March 31, 2001.

Consumer credit

Consumer credit, which principally consists of secured and unsecured personal credit lines and mortgages for customers in the Private Wealth Management sector, was $1.290 billion at March 31, 2002, an increase of $166 million, or 15%, from Dec. 31, 2001, and a decrease of $408 million, or 24%, from March 31, 2001.

Composition of loan portfolio (continued)

Lease finance assets

Lease finance assets, which represent large-ticket leases, totaled $625 million at March 31, 2002, compared with $637 million at Dec. 31, 2001, and $614 million at March 31, 2001. Large ticket lease assets will continue to run-off through repayments, possible sales and no new originations.

International loans and leases

Loans to international borrowers totaled $624 million at March 31, 2002, compared with $625 million at Dec. 31, 2001, and $955 million at March 31, 2001. The decrease compared with March 31, 2001, was primarily due to decreased activity with large corporate customers and foreign banks. International loans represented 7% of the total loan portfolio at March 31, 2002, 7% at Dec. 31, 2001, and 9% at March 31, 2001.

Referral Arrangements With Asset-Backed Commercial Paper Entities

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFCO), a special purpose entity that issues commercial paper. TRFCO is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFCO was formed in 1990 and can issue up to $5 billion of commercial paper to purchase pools of receivables or asset-backed securities. The Bank operates as a referral agent and refers transactions to TRFCO. Loans or other assets are not transferred from the Bank to TRFCO. In addition, the Bank had also referred transactions to Sweetwater Capital Corp. (Sweetwater), that was formed in August 1999. Sweetwater issued commercial paper to make commercial loans to investment-grade and near investment-grade entities. Transactions are no longer being referred to Sweetwater, which is in the process of self-liquidation. The Bank performs all loan servicing and administrative services for TRFCO and Sweetwater. Fee revenue of $4 million and $6 million, respectively, was received from these entities in first quarter of 2002 and the first quarter of 2001, for these services and the liquidity and credit support facilities discussed below.

TRFCO

Every transaction in TRFCO is structured to provide substantial loss protection and minimize credit risk. Transactions are generally short term in duration and overcollateralized with customer receivables. Each transaction is structured to the equivalent of an investment grade credit rating before consideration of any liquidity or credit support by the Bank. By agreement, liquidity support is provided by the Bank up to the full amount of commercial paper outstanding if collections on the receivable pools are not sufficient to cover associated commercial paper that has matured. Liquidity support is also provided in the event of noncredit related operational reasons, or if there were to be a systemic issue with the commercial paper market that would prevent the rollover of commercial paper. Finally, the Bank has also provided a letter of credit for TRFCO in support of the commercial paper issued. The maximum exposure for the letter of credit is the lesser of $400 million or 8% of the outstanding commercial paper.

At March 31, 2002, TRFCO’s receivables and commercial paper outstanding each totaled $1.6 billion, an $800 million reduction from Dec. 31, 2001. The letter of credit provided by the Bank in support of TRFCO’s commercial paper totaled $138 million at March 31, 2002. Since TRFCO’s formation in 1990, the Bank has not been required to provide any liquidity support or credit support under the letter of credit.

Composition of loan portfolio (continued)

In addition, the Bank has never purchased a receivable from TRFCO or recorded a credit loss related to its relationship with TRFCO. The Corporation intends to continue to refer transactions to TRFCO as a service to relationship customers looking to finance their trade receivables.

Sweetwater

As discussed previously, Sweetwater is in the process of self-liquidation. At March 31, 2002, its receivables were reduced by customer contractual repayments to $205 million, short term investments totaled $40 million and commercial paper outstanding totaled $245 million. At mid-April 2002, its receivables were under $100 million. Sweetwater’s receivables totaled $1.1 billion at Dec. 31, 2001. Remaining loans and commercial paper are contractually scheduled to liquidate by the end of the third quarter of 2002. As with TRFCO, the Bank provides liquidity and credit support to Sweetwater. The required support, which is subject to contractual limits, is dynamic and changes to reflect the number of loans and the credit ratings of the borrowers as well as the aggregate exposure to each borrower. The Bank’s exposure under purchase agreements for providing credit and liquidity support at March 31, 2002 totaled approximately $205 million. There were no loan purchases or credit losses in the first quarter of 2002.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Commitments to extend credit:
Expire within one year	$14,474	$14,794	$16,807
Expire within one to five years	8,112	9,296	10,659
Expire over five years	167	167	541

Total	22,753	24,257	28,007
Standby letters of credit and foreign and other guarantees (b)	2,567	2,989	4,533
Commercial letters of credit (c)	29	38	29
Custodian securities lent with indemnification against broker default of return of securities	48,247	43,898	46,810

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 84 through 86 of the 2001 Financial Annual Report to Shareholders.
(b)	Net of participations and cash collateral totaling $454 million, $656 million and $230 million, respectively.
(c)	Net of participations and collateral totaling $20 million, $12 million and $11 million, respectively.

Commitments to extend credit expiring over one year at March 31, 2002, decreased $1.184 billion, or 13%, compared with Dec. 31, 2001, and decreased $2.921 billion, or 26%, compared with March 31, 2001, primarily due to efforts to reduce the Corporation’s exposure.

Capital

Selected capital data
(dollar amounts in millions, except per share amounts; common shares in thousands)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Total shareholders’ equity	$3,409	$3,482	$3,878
Total shareholders’ equity to assets ratio	10.41%	9.80%	8.37%
Tangible shareholders’ equity (a)	$1,813	$1,986	$2,902
Tangible shareholders’ equity to assets ratio (b)	5.83%	5.84%	6.41%
Tier I capital ratio (c)(d)	8.70%	8.81%	6.71%
Total (Tier I plus Tier II) capital ratio (c)(d)	13.55%	13.65%	10.97%
Leverage capital ratio (c)(d)	7.69%	6.31%	6.26%
Total Tier I capital (d)	$2,404	$2,586	$2,903
Total (Tier I plus Tier II) capital (d)	$3,745	$4,006	$4,746
Total risk-adjusted assets (d)	$27,638	$29,347	$43,261
Average assets—leverage capital basis (d)	$31,251	$40,958	$46,380
Book value per common share	$7.73	$7.80	$8.13
Tangible book value per common share	$4.11	$4.45	$6.08
Closing common stock price per share	$38.59	$37.62	$40.52
Market capitalization	$17,019	$16,798	$19,336
Common shares outstanding	441,023	446,509	477,204

(a)
Includes $44 million, $52 million and $87 million, respectively, of minority interest, primarily related to Newton. In addition, includes $369 million, $299 million and $274 million, respectively, of tax benefits related to tax deductible goodwill and intangible assets.

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

The Corporation’s equity to assets capital ratios at March 31, 2002, compared with the prior periods reflect the positive effect of a smaller balance sheet, offset in part by the effect of common stock repurchases. The improvement in the leverage capital ratio was primarily due to lower average total assets as a result of the completed dispositions. The risk-based capital ratios include discontinued operations.

During the first quarter of 2002, 7.1 million shares of common stock were repurchased at a purchase price of $264 million for an average share price of $37.10 per share. Common shares outstanding at March 31, 2002, were 15.8% lower than at Dec. 31, 1998, reflecting an 82.8 million share reduction, net of shares reissued, primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $4.1 billion, at an average share price of $37.30 per share. At March 31, 2002, an additional 15.3 million common shares were available for repurchase under a 25 million share repurchase program authorized by the board of directors in November 2001.

Capital (continued)

Common shares outstanding (in millions)	First Quarter 2002	Full Year 2001

Beginning shares outstanding	446.5	486.7
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.6	10.8	(b)
Shares repurchased (a)	(7.1)	(51.0	)(b)

Ending shares outstanding	441.0	446.5

(a)
Purchase price of $264 million for an average share price of $37.10 per share for the first quarter of 2002, and purchase price of $2.013 billion for an average share price of $39.51 per share for the full year 2001.

(b)	Includes shares purchased and issued as part of the purchase price of Eagle Investment Systems.

Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation’s banking subsidiaries qualified as well capitalized at March 31, 2002. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation’s banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

In April 2002, new regulatory capital requirements for banks, bank holding companies and financial holding companies holding equity investments in nonfinancial companies and/or holding equity investments made under the new merchant banking authority granted by the Gramm-Leach-Bliley Act became effective. In general, the rules require that certain percentages, ranging from 8% to 25%, of an institution’s equity investments be deducted from Tier I capital. The capital charges increase in steps as the level of an institution’s overall exposure to equity investment activities in nonfinancial companies increases relative to the institution’s level of Tier I capital. The new rules are expected to have no material impact on the Corporation’s regulatory capital ratios.

Acquisition-related intangibles

Acquisition-related intangibles (in millions)	March 31, 2002		Dec. 31, 2001	March 31, 2001

Goodwill	$1,904		$1,750	$1,315
Other identified intangibles	105		97	22

Total acquisition-related intangibles	$2,009	(a)	$1,847	$1,337

(a)	At March 31, 2002, $997 million is tax deductible and $1.012 billion is non-tax deductible.
The $162 million increase in acquisition-related intangibles from Dec. 31, 2001, primarily resulted from goodwill and intangible assets recognized from the acquisition in January 2002 of Unifi Network. In accordance with new accounting standards regarding business combinations and related accounting for goodwill and intangible assets, goodwill is not being amortized. See Note 2 for a further discussion of the new accounting standards and additional disclosures related to intangibles. Also see page 7 for 2001 results excluding amortization of goodwill in 2001.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with, at March 31, 2002, approximately three months remaining until maturity, as well as $900 million of unused capacity under an effective debt shelf registration statement.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $443 million during the first quarter of 2002 to $2.734 billion. The decrease resulted from $960 million of net cash used in operating activities and $531 million of net cash used in financing activities, partially offset by $1.015 billion of net cash provided by investing activities. Net cash used in operating activities primarily resulted from the payment of income taxes on the net gain on the sale of discontinued operations and the payment of incentives and bonuses earned in 2001 and paid in the first quarter of 2002. Net cash used in financing activities primarily reflected a decrease in customer deposits, and the repurchase of common stock partially offset by an increase in federal funds purchased and securities under repurchase agreements. Net cash provided by investing activities primarily resulted from a lower level of money market investments, partially offset by net advances of loans.

There were no contractual maturities of the Corporation’s long-term debt during the first quarter of 2002. Contractual maturities of long-term debt will total approximately $409 million in the remainder of 2002, of which $400 million is parent term debt. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table below. Mellon Bank, N.A. currently has double-A long-term deposit ratings from all major credit rating agencies.

Senior and subordinated debt ratings at March 31, 2002	Standard & Poor’s	Moody’s	Fitch

Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

The Corporation paid $53 million in common stock dividends in the first quarter of 2002, compared with $106 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 25% in the first quarter of 2002 on a dividend of $.12 per share compared with 40% in the first quarter of 2001 on a dividend of $.22 per share. Based upon shares outstanding at March 31, 2002, and the current quarterly common dividend rate of $.12 per share, the annualized common stock dividend cash requirement would be approximately $212 million.

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. The ability of national and state member bank subsidiaries to pay dividends to the parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see note 22 in the Corporation’s 2001

Liquidity and dividends (continued)

Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2002, of approximately $856 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between April 1, 2002, and the date of any such dividend declaration.

Interest rate sensitivity analysis

The objective of interest rate risk management is to manage the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation’s assets, liabilities and derivative instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation’s long-term interest rate exposure is evaluated. These analyses provide an understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

Computer modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. The model incorporates assumptions regarding the repricing of interest-earning assets and interest-bearing funds along with the replacement of maturing assets and liabilities in order to simulate the impact of future changes in rates and/or changes in balance sheet composition. These assumptions have been developed utilizing both historical analyses and future expected pricing behavior. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Guidelines used by the Corporation for assuming interest rate risk are presented in the “Interest rate sensitivity analysis” section on page 33 of the Corporation’s 2001 Financial Annual Report to Shareholders.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets; U.S. government and federal agency securities; municipal securities; mortgage-backed securities; corporate bonds; asset-backed securities; fixed-rate wholesale term funding; and interest rate swaps. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or 50 and 100 basis point parallel shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the first quarter of 2002, the impact of a 200 basis point downward shift is not shown in the table on the following page. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2002, assuming that the level of loan fees remains unchanged and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the March 31, 2002, levels and remaining at those levels thereafter.

Interest rate sensitivity analysis (continued)

Interest rate simulation sensitivity analysis
	Movements in interest rates from March 31, 2002 rates

Simulated impact in the next 12 months compared with March 31, 2002:	Increase			Decrease
	+50 bp	+100 bp	+200 bp	-50 bp		-100 bp
Net interest revenue increase (decrease)	0.6%	0.8%	0.8%	(1.3)%		(4.0)%
Earnings per share increase (decrease)	$—	$.01	$.01	$(.01)		$(.03)
Return on equity increase (decrease)	6 bp	9 bp	9 bp	(15	) bp	(45	) bp

The anticipated impact on net interest revenue and portfolio equity under various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both March 31, 2002, and March 31, 2001. The simulation analysis reflects the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with derivative instruments

By policy, the Corporation will not enter into any new derivative contracts that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps—including callable and basis swaps—caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that reasonably ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. These instruments provide the Corporation flexibility in adjusting its interest rate risk position without exposure to principal risk and funding requirements. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell a specified instrument in the future at specified prices. Interest rate options represent contracts that allow the holder the right, but not the obligation to either purchase or sell a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Corporation with the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. By using derivative instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin. Use of derivative instruments for speculative purposes is not permitted outside of those areas designated as trading and is controlled with specific authorizations and limits. The derivative instruments used to manage the Corporation’s interest rate risk are shown in the table below. Additional information regarding these contracts is presented in note 24 in the Corporation’s 2001 Financial Annual Report to Shareholders.

Interest rate sensitivity analysis (continued)

Maturities of derivative instruments used to manage interest rate risk
(notional amounts in millions)	2002	2003	2004	2005	2006	2007+	Total at March 31, 2002

Receive fixed/pay floating generic swaps (a):
Notional amount	$—	$250	$200	$550	$300	$600	$1,900
Weighted average rate:
Receive	—	6.64%	6.00%	6.76%	5.89%	6.49%	6.44%
Pay	—	1.90%	1.91%	2.00%	2.00%	1.89%	1.94%
Receive fixed/pay floating callable swaps (b):
Notional amount	$—	$—	$—	$—	$—	$500	$500
Weighted average rate:
Receive	—	—	—	—	—	7.72%	7.72%
Pay	—	—	—	—	—	2.79%	2.79%
Pay fixed/receive floating generic swaps (a):
Notional amount	$753	$2,106	$6	$2	$—	$—	$2,867
Weighted average rate:
Receive	1.95%	1.89%	2.08%	2.08%	—	—	1.91%
Pay	3.51%	2.75%	5.15%	5.15%	—	—	2.95%

Total notional amount	$753	$2,356	$206	$552	$300	$1,100	$5,267

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.
(b)
These callable swaps are generic swaps with a call option at the option of the counterparty beginning Dec. 1, 2006. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at March 31, 2002, are shown in this table.

The table below presents the gross notional amounts of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was $2.7 billion higher at March 31, 2002, compared with March 31, 2001. In the fourth quarter of 2001, the Corporation entered into $2.7 billion of pay fixed/receive floating interest rate swaps to adjust its interest rate risk position following the sale of fixed rate deposits included in the Citizens transaction. The notional amounts shown in the table above and the table below should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

Interest rate swaps used to manage interest rate risk (in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Instruments associated with long term debt and trust-preferred securities	$2,800	$2,800	$2,550
Instruments associated with deposits	2,450	2,450	—
Instruments associated with loans	17	18	21

Total notional amount (a)	$5,267	$5,268	$2,571

(a)
The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $102 million at March 31, 2002, $90 million at Dec. 31, 2001, and $104 million at March 31, 2001. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which includes derivative instruments used for risk management purposes and derivative instruments used for trading activities.

Interest rate sensitivity analysis (continued)

The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $21 million in the first quarter of 2002, compared with interest revenue of $1 million in the first quarter of 2001. The estimated unrealized fair value of the Corporation’s risk management derivative instruments at March 31, 2002, was a positive $104 million, compared to a positive $109 million at Dec. 31, 2001, and a positive $104 million at March 31, 2001. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long term subordinated debt to floating rate debt and, to a lesser degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the quarter ended March 31, 2002.

Cash Flow Hedges

The Corporation uses interest rate swaps to convert money market deposits to fixed rate deposits and floating rate long term debt to fixed rate debt. The deposits and floating rate debt are changed to fixed rate by entering into pay fixed/receive floating swaps. Ineffectiveness of less than $1 million was recorded for the quarter ended March 31, 2002.

Changes in the fair value of the interest rate swaps designated as hedging instruments of the variable cash flows associated with the Corporation’s deposits and floating rate long term debt are reported in comprehensive results. These amounts are subsequently reclassified from accumulated other comprehensive results to interest expense in the same period in which the related interest on the deposits or debt affects earnings.

During the next 12 months, less than $1 million of gains, net of tax, on derivative instruments currently in accumulated other comprehensive results related to the interest rate swaps are expected to be reclassified to interest expense as a yield adjustment of the hedged obligation. The maximum term over which the Corporation is hedging its exposure to variability of future cash flows is 2 years.

Hedges of Net Investment in Foreign Operations

The Corporation uses five year yen denominated debt to hedge its investment in a Japanese bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

Interest rate sensitivity analysis (continued)

Derivative instruments used for trading activities

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

The financial risk associated with trading positions is managed by assigning position limits and stop-loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the derivative instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $5 million at both March 31, 2002, and Dec. 31, 2001.

Derivative instruments used for trading activities (a)

(notional amounts in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Foreign currency contracts:
Commitments to purchase	$18,094	$16,754	$16,485
Commitments to sell	17,712	17,016	16,771
Foreign currency option contracts purchased	2,516	4,877	789
Foreign currency option contracts written	3,402	5,977	788
Interest rate agreements (b):
Interest rate swaps	10,570	11,170	11,895
Options, caps and floors purchased	1,106	1,251	1,696
Options, caps and floors written	1,136	1,862	1,626
Futures and forward contracts	11,310	14,068	11,772
Other products	162	219	619

(a)
The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $364 million at March 31, 2002, $687 million at Dec. 31, 2001, and $880 million at March 31, 2001.

(b)
The credit risk associated with interest rate agreements is calculated after considering master netting agreements, which includes derivative instruments used for trading activities and derivative instruments used for risk management purposes.

Provisions for credit losses, reserve for credit losses and review of net credit losses

The provision for credit losses totaled $4 million in the first quarter of 2002, while net credit losses totaled $3 million. The reserve for credit losses as a percentage of loans was 1.35% at March 31, 2002, compared with 1.48% at Dec. 31, 2001, and 2.18% at March 31, 2001. The reserve as a percentage of nonperforming loans was 175% at March 31, 2002, 215% at Dec. 31, 2001, and 122% at March 31, 2001. For a discussion of the Corporation’s accounting policies related to the reserve for credit losses, see pages 44 and 45 of the Corporation’s 2001 Financial Annual Report to Shareholders.

Credit loss reserve activity	Quarter ended
(dollar amounts in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Reserve at beginning of period	$126	$211	$262
Credit losses:
Domestic:
Commercial and financial	(2)	(13)	(1)
Consumer credit	(1)	(1)	—
Lease finance assets	—	(14)	—

Total domestic	(3)	(28)	(1)
International	—	(14)	—

Total credit losses	(3)	(42)	(1)

Recoveries:
Domestic:
Commercial and financial	—	1	—

Total domestic	—	1	—
International	—	1	—

Total recoveries	—	2	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	(2)	(12)	(1)
Consumer credit	(1)	(1)	—
Lease finance assets	—	(14)	—

Total domestic	(3)	(27)	(1)
International	—	(13)	—

Total net credit losses	(3)	(40)	(1)
Provision for credit losses	4	5	(15)
Net change in reserve from transfers	2	(50)	(17)

Reserve at end of period	$129	$126	$229

Reserve as a percentage of total loans (a)	1.35%	1.48%	2.18%
Reserve as a percentage of nonperforming loans (a)	175%	215%	122%
Annualized net credit losses to average loans	.15%	1.67%	.06%

(a)  At period end.

Nonperforming assets

Nonperforming assets is a term used to describe assets on which revenue recognition has been suspended or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO), acquired in connection with the collection effort on loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in note 1 in the Corporation’s 2001 Financial Annual Report to Shareholders.

Nonperforming assets increased $13 million compared with Dec. 31, 2001, and decreased $117 million compared with March 31, 2001. The increase compared with Dec. 31, 2001, resulted from $15 million of loans to a major consumer goods retailer placed on nonperforming status during the first quarter of 2002 following the filing for Chapter 11 bankruptcy protection. Of the $75 million balance of total nonperforming assets at March 31, 2002, $15 million of outstandings were to the consumer goods retailer and $39 million were to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001 as the result of its inability, due to rules in that state governing the industry’s deregulation, to increase rates to levels needed to cover higher costs for power. The decrease compared with March 31, 2001, resulted in large part from the disposition of nonperforming loans, including $68 million in the fourth quarter of 2001, and credit losses offset in part by the addition of new credits to nonperforming status.

Nonperforming assets (dollar amounts in millions)	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	March 31, 2001

Nonaccrual loans:
Commercial and financial	$55	$42	$121	$183
Consumer credit	2	2	1	2
Commercial real estate	3	1	1	1
Lease finance assets	14	14	—	—

Total nonaccrual loans	74	59	123	186
Restructured loans	—	—	—	—

Total nonperforming loans (a)	74	59	123	186
Acquired property:
Real estate acquired	1	2	2	6
Other assets acquired	—	1	1	—

Total acquired property	1	3	3	6

Total nonperforming assets	$75	$62	$126	$192

Nonperforming loans as a percentage of total loans	.77%	.69%	1.24%	1.78%
Nonperforming assets as a percentage of total loans and net acquired property	.79%	.72%	1.28%	1.84%
Nonperforming assets as a percentage of Tier I capital plus the reserve for credit losses	2.97%	2.29%	4.70%	6.13%

(a)
Includes $32 million, $16 million, $93 million, and $76 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 43%, 27%, 76%, and 41%, respectively, of total nonperforming loans.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended March 31,

	2002				Total
	Commercial & financial	Commercial real estate	Consumer credit	Lease finance assets
(in millions)					2002	2001

Nonperforming loans at beginning of period	$42	$1	$2	$14	$59	$165
Additions	17	2	1	—	20	31
Payments (a)	(2)	—	—	—	(2)	(9)
Return to accrual status	—	—	—	—	—	—
Credit losses	(2)	—	(1)	—	(3)	(1)

Nonperforming loans at March 31	$55	$3	$2	$14	$74	$186

(a)	Includes interest applied to principal and sales.

The table below presents the amount of loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest. Loans 90 days or more past due that are not classified as nonaccrual loans, were either well secured and in the process of collection or were non-real estate secured consumer loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured consumer loans are generally placed on nonaccrual status upon reaching 180 days past due.

Past-due loans
	March 31, 2002			Dec. 31, 2001			March 31, 2001
Days past-due	30-59	60-89	90+	30-59	60-89	90+	30-59	60-89	90+
(dollar amounts in millions)

Consumer	$10	$—	$—	$28	$—	$—	$28	$1	$1
Commercial & financial	28	2	1	4	27	1	34	14	2

Total past-due loans	$38	$2	$1	$32	$27	$1	$62	$15	$3

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)
		Quarter ended
(in millions, except per share amounts)		March 31, 2002 (a)	Dec. 31, 2001 (a)	March 31, 2001 (a)

Noninterest revenue	Trust and investment fee revenue	$ 775	$670	$618
	Cash management revenue	68	63	53
	Foreign currency and securities trading revenue	39	53	55
	Financing-related revenue	34	(20)	40
	Equity investment revenue	21	(223)	6
	Other	6	14	5

	Total fee and other revenue	943	557	777
	Gains on sales of securities	—	—	—

	Total noninterest revenue	943	557	777

Net interest revenue	Interest revenue	269	318	370
	Interest expense	113	167	230

	Net interest revenue	156	151	140
	Provision for credit losses	4	5	(15)

	Net interest revenue after provision for credit losses	152	146	155

Operating expense	Staff expense	476	444	368
	Professional, legal and other purchased services	83	114	75
	Net occupancy expense	63	59	52
	Equipment expense	56	44	38
	Business development	32	32	30
	Communications expense	28	23	22
	Amortization of goodwill	—	19	18
	Amortization of other intangible assets	3	2	2
	Other expense	31	38	18

	Total operating expense	772	775	623

Income	Income from continuing operations before income taxes	323	(72)	309
	Provision for income taxes	112	(27)	110

	Income from continuing operations	211	(45)	199
	Discontinued operations:
	Income from operations after-tax	2	(19)	65
	Net gain on disposals after-tax	3	871	—

	Income from discontinued operations (net of applicable tax expense of $3, $457 and $39)	5	852	65

	Net income	$ 216	$807	$264

Earnings per share	Continuing operations:
	Basic	$ .48	$(.09)	$.41
	Diluted	$ .47	$(.09)	$.41
	Net income:
	Basic	$ .49	$1.71	$.55
	Diluted	$ .48	$1.70	$.54

	Continuing operations—excluding goodwill amortization in 2001 (b):
	Basic	$ .48	$(.05)	$.45
	Diluted	$ .47	$(.05)	$.44

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)	See the table in Note 2 on page 53 for additional information.
See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		March 31, 2002	Dec. 31, 2001	March 31, 2001

Assets	Cash and due from banks	$2,734	$3,177	$2,614
	Interest-bearing deposits with banks	1,680	4,119	1,692
	Federal funds sold and securities under resale agreements	567	926	245
	Other money market investments	114	146	164
	Trading account securities	614	638	310
	Securities available for sale	9,139	8,795	7,107
	Investment securities (approximate fair value of $714, $786, and $974)	696	768	961
	Loans, net of unearned discount of $40, $42 and $55	9,558	8,540	10,435
	Reserve for credit losses	(129)	(126)	(229)

	Net loans	9,429	8,414	10,206
	Customers’ acceptance liability	3	3	21
	Premises and equipment	708	631	594
	Goodwill	1,904	1,750	1,315
	Other intangibles	105	97	22
	Assets of discontinued operations	497	1,426	16,208
	Other assets	4,557	4,643	4,852

	Total assets	$32,747	$35,533	$46,311

Liabilities	Noninterest-bearing deposits in domestic offices	$7,563	$9,537	$6,205
	Interest-bearing deposits in domestic offices	7,236	7,604	7,459
	Deposits in foreign offices	3,879	3,574	2,840

	Total deposits	18,678	20,715	16,504
	Federal funds purchased and securities under repurchase agreements	2,080	825	1,887
	Other funds borrowed	518	560	402
	U.S. Treasury tax and loan demand notes	534	106	495
	Commercial paper	126	8	498
	Term federal funds purchased	135	47	50
	Acceptances outstanding	3	3	21
	Other liabilities	1,854	3,578	2,273
	Notes and debentures (with original maturities over one year)	4,009	4,045	3,590
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	985	991	994
	Liabilities of discontinued operations	416	1,173	15,719

	Total liabilities	29,338	32,051	42,433

Shareholders’ equity	Common stock—$.50 par value Authorized—800,000,000 shares Issued—588,661,920 shares	294	294	294
	Additional paid-in capital	1,875	1,870	1,852
	Retained earnings	5,230	5,087	4,378
	Accumulated unrealized gain (loss), net of tax	10	30	6
	Treasury stock of 147,638,988; 142,153,053; and 111,457,855 shares, at cost	(4,000)	(3,799)	(2,652)

	Total shareholders’ equity	3,409	3,482	3,878

	Total liabilities and shareholders’ equity	$32,747	$35,533	$46,311

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended March 31,
(in millions)		2002	2001

Cash flows from operating activities	Net income	$216	$264
	Income from discontinued operations	5	65

	Net income from continuing operations	211	199
	Adjustments to reconcile net income to net cash(used in) provided by operating activities:
	Amortization of goodwill and other intangible assets	3	20
	Depreciation and other amortization	34	23
	Deferred income tax (benefit) expense	(123)	13
	Provision for credit losses	4	(15)
	Net gains on dispositions of acquired property	(1)	—
	Net decrease in accrued interest receivable	7	13
	Net decrease (increase) in trading account securities	28	(26)
	Net decrease in accrued interest payable, net of amounts prepaid	(16)	(45)
	Net decrease in incentives and bonuses payable	(264)	(275)
	Net effect of discontinued operations	(501)	858
	Net decrease from other operating activities	(342)	(61)

	Net cash (used in) provided by operating activities	(960)	704

Cash flows from investing activities	Net decrease in term deposits and other money market investments	2,471	235
	Net decrease in federal funds sold and securities under resale agreements	359	1,572
	Purchases of securities available for sale	(2,848)	(20,899	)(a)
	Proceeds from sales of securities available for sale	912	661
	Proceeds from maturities of securities available for sale	1,553	21,165	(a)
	Purchases of investment securities	—	—
	Proceeds from maturities of investment securities	71	60
	Net principal advances of loans to customers	(1,129)	(208)
	Loan portfolio purchases	(21)	—
	Proceeds from the sales and securitizations of loan portfolios	119	—
	Purchases of premises and equipment	(111)	(55)
	Net cash disbursed in purchase of Unifi Network	(285)	—
	Net decrease from other investing activities	(76)	(23)

	Net cash provided by investing activities	1,015	2,508

(a)  See Note 4 of Notes to Financial Statements for an explanation of amounts.

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended March 31,
(in millions)		2002	2001

Cash flows from financing activities	Net decrease in deposits	(2,037)	(4,591)
	Net increase in federal funds purchased and securities under repurchase agreements	1,255	816
	Net increase in other funds borrowed	386	93
	Net increase in term federal funds purchased	88	19
	Net increase in commercial paper	118	382
	Repayments of longer-term debt	—	(6)
	Net proceeds from issuance of longer-term debt	—	—
	Dividends paid on common stock	(53)	(106)
	Proceeds from issuance of common stock	17	19
	Repurchase of common stock	(264)	(528)
	Net (decrease) increase from other financing activities	(41)	56

	Net cash used in financing activities	(531)	(3,846)
	Effect of foreign currency exchange rates	33	30

Change in cash and due from banks	Net increase (decrease) in cash and due from banks	(443)	(604)
	Cash and due from banks at beginning of period	3,177	3,218

	Cash and due from banks at end of period	$2,734	$2,614

Supplemental disclosures	Interest paid	$129	$275
	Net income taxes paid (b)	612	11

(b)  Includes discontinued operations.
See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2001	$294	$1,870	$5,087	$30	$(3,799)	$3,482
Comprehensive results:
Net income	—	—	216	—	—	216
Other comprehensive results, net of tax	—	—	—	(20)	—	(20)

Total comprehensive results	—	—	216	(20)	—	196
Dividends on common stock at $.12 per share	—	—	(53)	—	—	(53)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Exercise of stock options	—	5	(12)	—	21	14
Repurchase of common stock	—	—	—	—	(264)	(264)
Common stock issued under the Employee Stock Purchase Plan	—	—	(2)	—	7	5
Other	—	—	(6)	—	32	26

Balance at March 31, 2002	$294	$1,875	$5,230	$10	$(4,000)	$3,409

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2001 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized (loss) gain, net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2000	$294	$1,837	$4,270	$(38)	$(2,211)	$4,152
Comprehensive results:
Net income	—	—	264	—	—	264
Other comprehensive results, net of tax	—	—	—	44	—	44

Total comprehensive results	—	—	264	44	—	308
Dividends on common stock at $.22 per share	—	—	(106)	—	—	(106)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	4	4
Exercise of stock options	—	13	(41)	—	59	31
Repurchase of common stock	—	—	—	—	(528)	(528)
Other	—	2	(9)	—	24	17

Balance at March 31, 2001	$294	$1,852	$4,378	$6	$(2,652)	$3,878

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1––Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation’s 2001 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Note 2—Adoption of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 was issued in August 2001 and is effective Jan. 1, 2002. Statement No. 144 requires that an impairment loss must be recognized if the carrying amount of a long-lived asset exceeds its undiscounted identifiable cash flows. Any impairment loss must be measured as the difference between the carrying amount and the fair value of the asset. A long-lived asset to be disposed of by sale must be measured at the lower of its carrying amount or fair value less costs to sell. Depreciation must cease when the disposal plan is established. For a long-lived asset that will be disposed of other than by sale, the depreciable life of the asset must be revised in accordance with APB Opinion No. 20, “Accounting Changes.”

The Corporation adopted the provisions of Statement No. 141 as of July 1, 2001, and Statement No. 142 as of Jan. 1, 2002. Except for the 1994 merger with Dreyfus, which was accounted for under the pooling-of-interests method, the Corporation had been required to account for business combinations under the purchase method of accounting. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, were amortized through the end of 2001 and tested for impairment in accordance with pre-Statement No. 142 and No. 144 accounting requirements. For acquisitions initiated after June 30, 2001, goodwill is not amortized. Statement No. 141 requires, upon adoption of Statement No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Corporation was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Corporation was required to test the intangible asset for impairment within the first quarter of 2002. No such reclassifications, amortization period adjustments, or impairment adjustments were necessary.

NOTES TO FINANCIAL STATEMENTS (continued)

In connection with Statement No. 142’s transitional goodwill impairment evaluation, the Statement requires the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation has up to June 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation’s income statement. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, final testing is not yet complete. However, the Corporation currently does not expect to recognize any transitional impairment loss upon final implementation.

Acquired intangible assets

Amortized intangible assets	March 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization

Technology based	$44	$(1)
Customer base	42	(2)
Other	39	(17)

Total	$125	$(20)

There were no unamortized intangible assets at March 31, 2002. Intangible assets are amortized over their estimated useful lives. Amortization expense totaled $3 million, $2 million and $2 million, in the first quarter of 2002, fourth quarter of 2001, and the first quarter of 2001, respectively. Based upon the current level of intangible assets, the annual amortization expense is expected to be approximately $13 million for each of the years 2002 through 2007. For the full-year 2002, using common shares and equivalents outstanding at March 31, 2002, the after-tax impact of the annual amortization expense is expected to be approximately $11 million, or approximately $.03 per share. The after-tax impact of the annual amortization expense is expected to be approximately $11 million for each of the years 2003 through 2007.

NOTES TO FINANCIAL STATEMENTS (continued)

Goodwill

The table below shows the changes to goodwill for each of the core business sectors for the quarter ended March 31, 2002.

Goodwill (in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Human Resources Services	Treasury Services	Total Core Sectors

Balance at Dec. 31, 2001	$495	$228	$320	$275	$240	$192	$1,750
Acquired goodwill	—	—	—	—	159	—	159
Purchase price adjustments	(2)	(3)	—	—	—	—	(5)

Balance at March 31, 2002	$493	$225	$320	$275	$399	$192	$1,904

The increase in goodwill was due to the January 2002 acquisition of Unifi Network, which was assigned to the Human Resources Services sector. For additional details of the business sectors, see pages 8 through 20. No charges for goodwill impairment were recognized in the first quarter of 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Transitional disclosures

Adjusted 2001 financial results—excluding the amortization of goodwill in 2001

	Reported	Adjusted
	Quarter ended	Quarter ended
(dollar amounts in millions, except per share amounts)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Income from continuing operations	$211	$(45)	$199
Plus after-tax impact of amortization of goodwill from purchase acquisitions:
Goodwill	—	16	16
Equity method goodwill (a)	—	1	1

Income from continuing operations	$211	$(28)	$216

Income from discontinued operations	$5	$852	$65
Plus after-tax impact of amortization of goodwill from purchase acquisitions	—	4	10

Income from discontinued operations	$5	$856	$75

Net income	$216	$828	$291

Earning per share
Continuing operations:
Basic	$.48	$(.09)	$.41
Goodwill amortization	—	.04	$.04

Adjusted basic	$.48	$(.05)	$.45

Diluted	$.47	$(.09)	$.41
Goodwill amortization	—	.04	.03

Adjusted diluted	$.47	$(.05)	$.44

Net income:
Basic	$.49	$1.71	$.55
Goodwill amortization	—	.04	.05

Adjusted basic	$.49	$1.75	$.60

Diluted	$.48	$1.70	$.54
Goodwill amortization	—	.04	.05

Adjusted diluted	$.48	$1.74	$.59

(a)	Relates to the goodwill on equity method investments and joint ventures. The income from these investments is recorded in fee revenue.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3––Discontinued operations

In the first quarter of 2002, the Corporation recorded an additional $3 million after-tax net gain on the Citizens transaction. The additional gain primarily resulted from subsequent price adjustments, partially offset by additional expenses of sale. In the fourth quarter of 2001, the Corporation recorded an after-tax gain of $1.030 billion for the Citizens transaction. The Corporation also recorded a $159 million after-tax loss in the fourth quarter of 2001 related to the sale of Dreyfus Brokerage Services, the disposal of loans and commitments made to middle market customers that were not sold to Citizens, and the sale and securitization of nearly all of its jumbo mortgages.

In accordance with GAAP, earnings and assets and liabilities of these businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations unless otherwise noted.

Income from discontinued operations

	Quarter ended
(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Income from discontinued operations (net of applicable tax expense of $1, $(15) and $39) (a)	$2	$(19)	$65
Net gain on disposals (net of applicable tax expense of $2, $472 and $—)	3	871	—

Income from discontinued operations after-tax	$5	$852	$65

(a)	Revenue from discontinued operations totaled $29 million in the first quarter of 2002, $129 million in the fourth quarter of 2001 and $266 million in the first quarter of 2001.

Discontinued operations assets and liabilities

(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Assets:
Cash and due from banks	$62	$126	$259
Loans	351	1,068	14,915
Goodwill	—	18	656
Other assets	84	214	378

Total assets	$497	$1,426	$16,208

Liabilities:
Deposits	$348	$1,166	$15,209
Other liabilities	68	7	510

Total liabilities	$416	$1,173	$15,719

There were no derivatives used for risk management purposes for discontinued operations at March 31, 2002, and Dec. 31, 2001. The notional values of derivatives used for risk management purposes for discontinued operations were $535 million at March 31, 2001, with a fair value of $16 million.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4––Securities

Securities available for sale

	March 31, 2002				Dec. 31, 2001
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses

U.S. Treasury	$324	$—	$—	$324	$389	$—	$—	$389
U.S. agency mortgage-backed	6,948	87	4	7,031	5,338	119	1	5,456
Other U.S. agency	5	—	—	5	235	1	—	236

Total U.S. Treasury and agency securities	7,277	87	4	7,360	5,962	120	1	6,081
Obligations of states and political subdivisions	353	2	5	350	313	3	4	312
Other mortgage-backed	1,275	12	1	1,286	2,266	17	2	2,281
Other securities	143	1	1	143	121	1	1	121

Total securities available for sale	$9,048	$102	$11	$9,139	$8,662	$141	$8	$8,795

Note:  Both gross realized gains and gross realized losses were less than $1 million in the first quarter of 2002 and the fourth quarter of 2001. In addition, during the first quarter of 2001 the Corporation purchased $20.899 billion, and had proceeds from maturities of $21.165 billion, of securities available for sale primarily resulting from the acquisition and maturity of short term U.S. agency discount notes required for pledging purposes against short term deposits.

Investment securities

	March 31, 2002				Dec. 31, 2001
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
U.S. agency mortgage-backed	626	18	—	644	698	18	—	716

Total U.S. Treasury and agency securities	626	18	—	644	698	18	—	716
Obligations of states and political subdivisions	22	—	—	22	22	—	—	22
Other mortgage-backed	2	—	—	2	3	—	—	3
Other securities	46	—	—	46	45	—	—	45

Total investment securities	$696	$18	$—	$714	$768	$18	$—	$786

Note	5—Other assets

Other assets totaled $4.557 billion, $4.643 billion and $4.852 billion at March 31, 2002, Dec. 31, 2001, and March 31, 2001, respectively. Included in other assets are: $1.486 billion, $1.450 billion and $1.161 billion, respectively, of corporate owned life insurance; $432 million, $390 million and $639 million, respectively, of equity investments (including venture capital investments); $183 million, $172 million and $236 million, respectively, of equity fund investments (including venture capital fund investments) and $245 million, $236 million and $345 million, respectively, of joint ventures, minority interest, and other investments. In addition, other assets includes accounts, fees and interest receivable, prepaid expenses and miscellaneous other assets. The majority of the $245 million at March 31, 2002, of investments in joint ventures, minority interest and other investments relates to operating joint ventures including, CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, Prime Advisors, Inc., and various Buck Consultants, Inc. joint ventures.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6––Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at March 31, 2002, Dec. 31, 2001, or March 31, 2001.

Note	7—Accumulated unrealized gain (loss), net of tax

This table includes the quarterly changes in the balances of both the accumulated unrealized gain (loss), net of tax, and its individual components.

	Quarter ended
(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Foreign currency translation adjustment, net of tax
Beginning balance	$(44)	$(45)	$(39)
Period change	(1)	1	(4)

Ending balance	$(45)	$(44)	$(43)

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$86	$159	$1
Period change	(27)	(73)	60

Ending balance	$59	$86	$61

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$(12)	$(11)	$—
Period change	8	(1)	(12)

Ending balance	$(4)	$(12)	$(12	)(a)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$30	$103	$(38)
Period change	(20)	(73)	44

Ending balance	$10	$30	$6

(a)	Includes discontinued operations.

Note 8—Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended
(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Foreign exchange contracts	$35	$42	$47
Debt instruments	—	5	1
Interest rate contracts	4	6	7

Total foreign currency and securities trading revenue (a)	$39	$53	$55

(a)
The Corporation recorded an unrealized loss of $5 million at March 31, 2002, an unrealized loss of approximately $6 million at Dec. 31, 2001, and an unrealized gain of approximately $2 million at March 31, 2001, related to securities held in the trading portfolio.

NOTES TO FINANCIAL STATEMENTS (continued)

Note	9—Net interest revenue

		Quarter ended
		March 31, 2002	Dec. 31, 2001	March 31, 2001

Interest revenue	Interest and fees on loans (loan fees of $10, $12 and $12)	$109	$125	$192
	Interest-bearing deposits with banks	16	31	19
	Federal funds sold and securities under resale agreements	2	10	16
	Other money market investments	1	1	2
	Trading account securities	2	4	5
	Securities	139	147	136

	Total interest revenue	269	318	370

Interest expense	Deposits in domestic offices	27	72	68
	Deposits in foreign offices	16	20	41
	Federal funds purchased and securities under repurchase agreements	9	4	28
	Other short-term borrowings	7	13	14
	Notes and debentures	34	38	59
	Trust-preferred securities	20	20	20

	Total interest expense	113	167	230

	Net interest revenue	$156	$151	$140

Note	10—Business sectors

Lines of business that offer similar or related products and services to common or similar customer decision makers have been combined into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of 13 individual asset management companies and joint ventures offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management consists of investment management, wealth management and private banking services for affluent individuals, including the activities of Mellon United National Bank in Florida. Asset Servicing includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures. Human Resources Services includes benefits consulting and administrative services for employee benefit plans, and shareholder and securities transfer services. Treasury Services includes global cash management, large corporate relationship banking, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, international banking and the activities of Mellon 1st Business Bank in California.

For details of business sectors, see the tables on pages 8, 9 and 10 and the first and second paragraphs on page 11, as well as the Other Activity paragraphs on page 20. The tables, through “Average Tier I preferred equity,” and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11—Earnings per share (a)

	Quarter ended
(dollar amounts in millions, except per share amounts; common shares in thousands)	March 31, 2002	Dec. 31, 2001 (b)	March 31, 2001 (b)

Basic earnings per share
Average common shares outstanding	443,882	465,121	482,718

Income from continuing operations	$211	$(28)	$216
Basic earnings from continuing operations per share	$.48	$(.05)	$.45

Income from discontinued operations	$5	$856	$75
Basic earnings from discontinued operations per share	$.01	$1.80	$.15

Net income	$216	$828	$291
Basic earnings per share	$.49	$1.75	$.60

Diluted earnings per share
Average common shares outstanding	443,882	465,121	482,718
Common stock equivalents—Stock options	3,741	3,547	6,610

Total	447,623	468,668	489,328

Income from continuing operations	$211	$(28)	$216
Diluted earnings from continuing operations per share	$.47	$(.05)	$.44

Income from discontinued operations	$5	$856	$75
Diluted earnings from discontinued operations per share	$.01	$1.79	$.15

Net income	$216	$828	$291
Diluted earnings per share	$.48	$1.74	$.59

(a)	Calculated based on unrounded numbers.
(b)
Fourth quarter and first quarter 2001 results exclude the after-tax impact of the amortization of goodwill from purchase acquisitions of $17 million, or $.04 per share and $17 million, or $.03 per share, respectively for continuing operations, and $21 million, or $.04 per share and $27 million, or $.05 per share, respectively, on a net income basis. See the table in Note 2 on page 53 for additional information.

NOTES TO FINANCIAL STATEMENTS (continued)

Note	12—Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

	Quarter ended March 31,
(in millions)	2002	2001

Purchase acquisition (a):
Fair value of noncash assets acquired	$310	$—
Liabilities assumed	(25)	—

Net cash disbursed	$285	$—

(a)	Relates to the January 2002 acquisition of Unifi Network.

Note	13—Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

PART II—OTHER INFORMATION

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

Item 2.    Changes in Securities and Use of Proceeds.

(c)
On Jan. 18, 2002, the Corporation issued 39,446 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

PART II—OTHER INFORMATION (continued)

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

(b) Reports on Form 8-K

During the first quarter of 2002, the Corporation filed the following Current Reports on Form 8-K:

(1)
A report dated Jan. 4, 2002, which included, under Items 5 and 7, the Corporation’s press release announcing that it had completed its previously announced acquisition of Unifi Network, a subsidiary of PricewaterhouseCoopers.

(2)	A report dated Jan. 15, 2002, which included, under Items 5 and 7, the Corporation’s press release announcing full year and fourth quarter 2001 results of operations.

(3)
A report dated Jan. 31, 2002, which included, under Item 5, a statement that the Corporation completed the previously announced sale of Dreyfus Brokerage Services, its online trading business, to Brown & Company, the online brokerage unit of J.P. Morgan Chase & Co.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: May 10, 2002	By:	/S/ MICHAEL A. BRYSON
Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CORPORATE INFORMATION

Business of the Corporation
Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services), the Corporation provides the following services. For corporations and institutions, the Corporation provides asset management, trust and custody, securities lending, foreign exchange, defined contribution and defined benefit services, fund administration, human resources consulting and outsourcing services, investor services and cash management. For relationship customers, the Corporation also provides credit and capital market services. For individual investors, the Corporation provides mutual funds, separately managed accounts, annuities, private wealth management and private banking. The Corporation’s asset management companies, which include The Dreyfus Corporation, Newton Investment Management, Founders Asset Management, LLC and Standish Mellon Asset Management Company LLC, as well as eleven additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon provides retirement and benefits consulting services through Buck Consultants, Inc. and shareholder services through Mellon Investor Services, LLC. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Exchange Listing
Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, please call 1 800 205-7699 or visit www.melloninvestor.com.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Direct Stock Purchase and Dividend Reinvestment Plan
The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by calling 1 800 205-7699 or by e-mailing shrrelations@melloninvestor.com.

Publication Requests/ Securities Transfer Agent
To request the annual report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, call 1 800 205-7699 or visit www.melloninvestor.com.

Corporate Communications/Media Relations	Members of the media should direct inquiries to (412) 234-7157 or media@mellon.com.

Investor Relations	For questions regarding the Corporation’s financial performance, call (412) 234-5601.

Form 10-K and Shareholder Publications
For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8–K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2001 Annual Report, as well as Forms 10-K, 8-K, 10-Q, quarterly earnings and other news releases can be viewed at www.mellon.com.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

Internet Access	Mellon: www.mellon.com Mellon Investor Services: www. melloninvestor.com See also Internet access for Principal Entities in the 2001 Summary Annual Report, pages 23 and 24.

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Jan. 15, 2002.	Previously filed as Exhibit 99.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.