Form 10-Q
period 2002-06-30
MELLON FINANCIAL CORP
filed 2002-08-07
CIK 64782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2002
Common Stock, $.50 par value	435,150,693

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things, credit exposure reserve appropriateness; simulation of changes in interest rates; litigation results; intentions as to referrals to Three Rivers Funding Corp.; intentions as to capital ratios of banking subsidiaries; reclassification of items to interest expense; expected amortization expense; the Corporation’s liquidity management objective; and the value-at-risk for trading activities. These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; the uncertainties inherent in the litigation process; the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS	Quarter ended				Six months ended
(dollar amounts in millions, except per share amounts or unless otherwise noted)	June 30, 2002	March 31, 2002	June 30, 2001		June 30, 2002	June 30, 2001

Financial results (a)
Income from continuing operations	$106	$211	$118		$317	$334
Discontinued operations	3	5	(39)		8	36

Net income	$109	$216	$79		$325	$370
Per common share—diluted
Continuing operations	$.24	$.47	$.25		$.71	$.69
Discontinued operations	.01	.01	(.08)		.02	.07

Net income	$.25	$.48	$.17		$.73	$.76
Ratios—continuing operations
Return on equity (annualized) (b)	12.6%	24.8%	12.8%		18.8%	17.5%
Return on assets (annualized)	1.28%	2.64%	1.55%		1.97%	2.13%
Fee revenue as a percentage of fee and net interest revenue (FTE) (c)	86%	86%	85	% (c)	86%	85	% (c)
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE) (c)	70%	70%	68	% (c)	70%	67	% (c)
Efficiency ratio (d)	70%	70%	65	% (d)	70%	65	% (d)

Selected key data
Assets under management at period end (in billions)	$588	$610	$546
Assets under administration or custody at period end (in billions)	$2,213	$2,324	$2,295
S&P 500 Index at period end	990	1,147	1,224
Dividends paid per common share	$.12	$.12	$.24		$.24	$.46
Dividends paid on common stock	$53	$53	$114		$106	$220
Closing common stock price per share at period end	$31.43	$38.59	$46.00
Market capitalization at period end	$13,677	$17,019	$21,621
Average common shares and equivalents outstanding— diluted (in thousands)	441,013	447,623	480,301		444,291	484,790

Capital ratios at period end
Shareholders’ equity to assets:
Reported	9.66%	10.40%	7.92%
Tangible (e)	5.08	5.83	5.60
Tier I capital (f)	7.72	8.70	7.31
Total (Tier I plus Tier II) capital (f)	12.67	13.55	11.82
Leverage capital (f)	6.69	7.69	6.28

Average balances
Money market investments	$2,128	$2,536	$2,331		$2,331	$2,515
Trading account securities	748	689	379		718	371
Securities	9,982	9,464	8,513		9,725	8,611
Loans	9,662	9,079	10,068		9,372	10,175
Funds allocated to discontinued operations	246	474	33		360	777

Interest-earning assets	22,766	22,242	21,324		22,506	22,449
Total assets	33,398	33,035	45,773		33,217	46,979
Deposits	17,918	17,504	16,721		17,713	17,528
Notes and debentures	4,142	4,040	3,721		4,091	3,650
Trust-preferred securities	978	973	962		976	976
Total shareholders’ equity	3,350	3,455	3,735		3,403	3,863

(a)
Results for the second quarter and first six months of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions of $16 million, or $.04 per share and $33 million, or $.07 per share, respectively, for continuing operations, and $24 million, or $.05 per share and $51 million, or $.10 per share, respectively, on a net income basis. See page 7 for additional information.

(b)
Return on equity on a net income basis was 13.0%, 25.4% and 8.5% for the second quarter 2002, first quarter 2002 and second quarter 2001, respectively, and 19.3% for both the first six months of 2002 and 2001, respectively.

(c)	See page 22 for the definition of this ratio. Ratios for 2001 periods exclude the $140 million pre-tax venture capital fair value adjustments.
(d)	See page 31 for the definition of this ratio. Ratios for 2001 periods exclude the $140 million pre-tax venture capital fair value adjustments.
(e)	See page 39 for the definition of this ratio.
(f)	Includes discontinued operations.
Note:    Throughout this report, all calculations are based on unrounded numbers. FTE denotes fully taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Significant financial events

Acquisition of HBV Capital Management

In July 2002, the Corporation acquired HBV Capital Management LLC, a New York- and London-based investment management company specializing in single-manager hedge funds. This acquisition added approximately $530 million to the Corporation’s assets under management. The transaction was an all cash deal, with initial consideration due at closing and further consideration contingent on HBV’s future performance. Upon closing, HBV was renamed Mellon HBV Alternative Strategies and will operate as a Mellon Institutional Asset Management firm.

Formation of joint venture with ABN AMRO Bank N.V.

In July 2002, the Corporation announced an agreement with ABN AMRO Bank N.V. to formalize their current marketing strategic alliance for global custody services. The Corporation and ABN AMRO will create a new, separately capitalized financial services company which will provide global custody and related services to clients worldwide, excluding North America. Subject to regulatory approval, the new company will be formed from an alliance that has been in existence since November 1998. Domiciled in The Netherlands with a branch in London, the new company will employ approximately 300 people in The Netherlands and the United Kingdom. The new company will be named ABN AMRO Mellon Global Securities Services B.V. and will operate as part of the Corporation’s Asset Servicing sector.

Repurchase of common stock

During the second quarter of 2002, 7.2 million shares of common stock were repurchased at a purchase price of $275 million for an average share price of $38.30 per share. Share repurchases in the first six months of 2002 totaled 14.3 million shares at a purchase price of $539 million for an average share price of $37.70 per share. Common shares outstanding at June 30, 2002, were 16.9% lower than at Dec. 31, 1998, an 88.7 million share reduction, net of shares reissued primarily for employee benefit plan purposes, resulting from stock repurchases of $4.4 billion, at an average price of $37.36 per share. At June 30, 2002, an additional 8.1 million common shares were available for repurchase under a 25 million common share repurchase program authorized by the board of directors in November 2001.

Overview

Consolidated net income totaled $109 million, or $.25 per share, in the second quarter of 2002, compared with $216 million, or $.48 per share, in the first quarter of 2002, and $79 million, or $.17 per share, in the second quarter of 2001. For comparability purposes, results for 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions.

Second quarter 2002 income from continuing operations totaled $106 million, or $.24 per share, compared with $211 million, or $.47 per share in the first quarter of 2002, and $118 million, or $.25 per share, in the second quarter of 2001. Results for the second quarter of 2002 included a special provision for credit losses of $.23 per share associated in large part with credit exposure related to customers that have been associated with recent allegations of accounting irregularities. Results for the second quarter of 2001 included a $140 million pre-tax, $91 million after-tax, or $.19 per share, charge for venture capital fair value adjustments. Continuing operations returned 12.6% on equity in the second quarter of 2002. Excluding the special provision for credit losses, return on equity totaled 24.6% in the second quarter of 2002, compared with 24.8% in the first quarter of 2002 and 22.5% in the second quarter of 2001, excluding the second quarter 2001 venture capital fair value adjustments.

Results in the second quarter of 2002 reflect the weakness in the economy and the equity markets that has been exacerbated by a lack of investor confidence. However, despite the negative economic and equity market factors, the Corporation’s core business sectors continued to perform reasonably well. Core business sector net income of $201 million, which excludes non-core sector activity and the special provision for credit losses, was $1 million higher than in the first quarter of 2002 but down $6 million from $207 million in the second quarter of 2001 reflecting the weaker equity and foreign exchange markets. Core business sectors’ contribution to earnings per share of $.45 per share was equal to the first quarter of 2002 and up 5% compared to the second quarter of 2001, despite lower net income, as lower average diluted shares more than offset the impact of weaker markets.

Fee revenue totaled 86% of fee and net interest revenue, on a fully taxable equivalent basis, in the second quarter of 2002, unchanged from the first quarter of 2002 and up from 85% in the second quarter of 2001, excluding the second quarter 2001 venture capital fair value adjustments. The major component of fee revenue, trust and investment fee revenue, totaled 70% of fee and net interest revenue, on a fully taxable equivalent basis, in the second quarter of 2002, unchanged from the first quarter of 2002 and up from 68% in the second quarter of 2001, excluding the second quarter 2001 venture capital fair value adjustments.

Fee revenue of $923 million in the second quarter of 2002 decreased $20 million from the first quarter of 2002. Excluding the effect of investment management performance fees, which are primarily recorded in the fourth and first quarters each year, fee revenue decreased 1% (unannualized) compared with the first quarter of 2002, as higher trust and investment fee revenue, financing-related revenue, foreign currency and securities trading revenue and cash management revenue were offset by lower equity investment revenue. The equity markets at June 30, 2002, as measured by the Standard and Poor’s 500 Index, decreased 13.7% compared to March 31, 2002, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 6.1% compared to March 31, 2002.

Fee revenue in the second quarter of 2002, when compared with the second quarter of 2001, was impacted by acquisitions (primarily the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network), performance fees, and the second quarter 2001 venture capital fair value adjustments. Excluding these items, fee revenue increased 1% in the second quarter of 2002, compared with the second quarter of 2001, reflecting higher trust and investment revenue and higher cash management revenue. Excluding the effect of acquisitions and performance fees, trust and investment fee revenue increased 1% in the second quarter of

Overview (continued)

2002 compared with the second quarter of 2001, reflecting the impact of business growth offset in part by the decline in the equity markets. The equity markets at June 30, 2002, as measured by the S&P 500 Index decreased 19.2% compared with June 30, 2001, while the Lehman Brothers Long-Term Government Bond Index increased 9.2% compared to June 30, 2001.

At June 30, 2002, the market value of assets under management totaled $588 billion, a $22 billion, or 4% (unannualized), decrease from $610 billion at March 31, 2002. As shown on page 25, this decrease was due to market depreciation. Assets under administration or custody totaled $2,213 billion, a $111 billion, or 5%, (unannualized) decrease from $2,324 billion at March 31, 2002. Assets managed by subsidiaries and affiliates outside the United States totaled $79 billion at June 30, 2002.

Net interest revenue on a fully taxable equivalent basis for the second quarter of 2002 totaled $156 million, a decrease of $2 million compared with the first quarter 2002 and an increase of $18 million compared with the second quarter of 2001. The increase compared to the second quarter of 2001 reflected lower funding costs as well as a higher level of interest-earning assets. Average interest-earning assets increased $1.4 billion compared with the second quarter of 2001, due to a higher levels of securities available for sale and trading account securities. The net interest margin was 2.76% in the second quarter of 2002, compared with 2.91% in the first quarter of 2002 and 2.61% in the second quarter of 2001.

Operating expense of $760 million in the second quarter 2002 decreased 1% (unannualized), in the second quarter of 2002 compared with the first quarter of 2002, primarily reflecting lower salaries and incentive expense in the second quarter of 2002, offset in part by higher professional, legal and other purchased services. Operating expense for the second quarter 2002 was impacted by acquisitions and the adoption of Statement of Financial Accounting Standard (FAS) No. 142, which requires that goodwill no longer be amortized. Excluding the effect of acquisitions and the second quarter 2001 amortization of goodwill, operating expense increased 6% in the second quarter of 2002 compared with the second quarter of 2001. The increase reflected, in large part, expenses incurred in support of anticipated business growth.

The provision for credit losses totaled $160 million in the second quarter of 2002, including a special provision recorded in large part for credit exposure related to customers that have been associated with recent allegations of accounting irregularities, compared with $4 million in the first quarter of 2002 and $1 million in the second quarter of 2001. Net credit losses totaled $7 million in the second quarter of 2002, compared with $3 million in the first quarter of 2002 and $20 million in the second quarter of 2001. Of the special provision, $20 million was recorded in a liability account for credit exposure resulting from unfunded commitments. At June 30, 2002, $51 million was reserved for unfunded commitments, which together with the loan loss reserve of $242 million results in a total reserve for credit exposure of $293 million at June 30, 2002, compared with $138 million at March 31, 2002, and $236 million at June 30, 2001.

Nonperforming assets totaled $176 million at June 30, 2002, an increase of $101 million compared with March 31, 2002, and $48 million compared with June 30, 2001. The increase compared with the prior periods resulted from the addition to nonperforming status of a $100 million loan to WorldCom, Inc. WorldCom, Inc. filed for Chapter 11 bankruptcy protection on July 21, 2002. Of the $176 million of total nonperforming assets at June 30, 2002, $100 million was to WorldCom, Inc. and $39 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001. The Corporation’s ratio of nonperforming assets to Tier I capital plus the reserve for credit losses was 7.55% at June 30, 2002, 3.00% at March 31, 2002, and 4.24% at June 30, 2001.

Overview (continued)

Year-to-date 2002 compared with year-to-date 2001

Consolidated net income totaled $325 million, or $.73 per share, in the first six months of 2002, compared with $370 million, or $.76 per share, in the first six months of 2001. Income from continuing operations totaled $317 million, or $.71 per share, in the first six months of 2002, compared with $334 million, or $.69 per share, in the first six months of 2001. Continuing operations returned 18.8% on equity in the first half of 2002. Excluding the special provision for credit losses, return on equity totaled 24.7% in the first half of 2002, compared with 22.2% in the first half of 2001, excluding the second quarter 2001 venture capital fair value adjustments.

Fee revenue for the first six months of 2002 of $1.866 billion was impacted by several acquisitions and performance fees. Excluding these items, fee revenue for the first six months of 2002 increased 2% compared with the first six months of 2001, excluding the second quarter 2001 venture capital fair value adjustments, due to higher trust and investment fee revenue and cash management fees, offset in part by lower foreign currency and securities trading revenue. Net interest revenue on a fully taxable equivalent basis increased $34 million to $314 million in the first half of 2002 compared with the first half of 2001 resulting from the average rates paid on interest-bearing liabilities declining more than the yields on interest-earning assets. Operating expense totaled $1.532 billion in the first six months of 2002 compared with $1.250 billion in the first six months of 2001. Excluding the effect of acquisitions and the first six months of 2001 amortization of goodwill, operating expenses increased 7% in the first six months of 2002 compared with the prior year period, due to expenses incurred in support of anticipated business growth.

Discontinued Operations

Reflected as discontinued operations throughout the Corporation’s financial statements are the results of regional consumer banking, small business banking, and certain middle market banking operations, which were sold to Citizens Financial Group, Inc. (Citizens) in December 2001; the Mellon Leasing Corporation businesses that served mid-to-large corporations and vendors of small ticket equipment, and Mellon Business Credit, which were sold in June 2001; Dreyfus Brokerage Services, which was sold in January 2002; and the disposition in December 2001 of loans and loan commitments to middle market companies not sold to Citizens. In accordance with generally accepted accounting principles (GAAP), earnings, assets and liabilities of these businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations unless otherwise noted.

After-tax income from discontinued operations of $3 million, or $.01 per share, was recorded in the second quarter of 2002 compared with $5 million, or $.01 per share, in the first quarter of 2002, and $(39) million, or $(.08) per share in the second quarter of 2001, excluding the after-tax impact of the amortization of goodwill. See Note 3 of Notes to Financial Statements for additional information on discontinued operations. See Note 2 for additional information on the 2001 financial results excluding the after-tax impact of the amortization of goodwill.

Impact of new accounting standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.” These standards, among other things, eliminated the pooling of interests method of accounting and require that goodwill no longer be amortized, but goodwill is subject to impairment testing. The effective date for FAS No. 141 was July 1, 2001, and the effective date for FAS No. 142 was Jan. 1, 2002. For acquisitions completed prior to July 1, 2001, existing goodwill was amortized through the end of 2001, after which amortization has ceased. For acquisitions initiated after June 30, 2001, goodwill is not amortized. As required by FAS No. 142, initial testing for goodwill impairment was completed by June 30, 2002, and it was determined that no adjustments for impairment were needed. Results excluding the impact of goodwill amortization in 2001 are shown below. For a further discussion, see Note 2 of the Notes to Financial Statements.

Adjusted 2001 financial results—excluding the amortization of goodwill in 2001
	Quarter ended			Six months ended
	Reported		Adjusted	Reported	Adjusted
(dollar amounts in millions, except per share amounts; ratios annualized)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Income from continuing operations	$106	$211	$102	$317	$301
Plus after-tax impact of amortization of goodwill from purchase acquisitions:
Goodwill	—	—	15	—	31
Equity method goodwill (a)	—	—	1	—	2

Income from continuing operations	$106	$211	$118	$317	$334
Earnings per share—diluted	$.24	$.47	$.25	$.71	$.69
Return on equity	12.6%	24.8%	12.8%	18.8%	17.5%

(a)	Relates to the goodwill on equity method investments and joint ventures. The income from these investments is recorded in fee revenue.

Business sectors

Quarterly data (a)	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01

Revenue:
Fee and other revenue	$138	$154	$125	$142	$141	$128	$81	$83	$84	$361	$378	$337
Net interest revenue (expense)	(7)	(7)	(1)	1	2	1	54	54	38	48	49	38

Total revenue	131	147	124	143	143	129	135	137	122	409	427	375
Credit quality expense	—	—	—	—	—	—	—	1	—	—	1	—
Operating expense	109	117	83	86	84	73	66	70	63	261	271	219

Income from continuing operations before taxes (benefits)	22	30	41	57	59	56	69	66	59	148	155	156
Income taxes (benefits)	9	11	16	23	24	23	25	24	21	57	59	60

Income (loss) from continuing operations	13	19	25	34	35	33	44	42	38	91	96	96
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$13	$19	$25	$34	$35	$33	$44	$42	$38	$91	$96	$96

Average loans	$—	$—	$—	$—	$—	$—	$2.7	$2.5	$2.3	$2.7	$2.5	$2.3
Average assets (c)	$1.2	$1.2	$0.8	$0.7	$0.7	$0.6	$5.0	$5.1	$4.7	$6.9	$7.0	$6.1
Average deposits	$—	$—	$—	$—	$—	$—	$4.4	$4.5	$4.0	$4.4	$4.5	$4.0
Average common equity	$0.2	$0.2	$0.2	$0.4	$0.4	$0.4	$0.2	$0.2	$0.2	$0.8	$0.8	$0.8
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Contribution to EPS (d)	$.03	$.04	$.06	$.08	$.08	$.07	$.10	$.09	$.07	$.21	$.21	$.20
Return on common equity (d)(e)	24%	33%	48%	34%	36%	38%	82%	84%	70%	43%	47%	50%
Pre-tax operating margin (d)(f)	17%	21%	33%	40%	41%	43%	51%	49%	49%	36%	37%	41%

For the six months ended June 30, (a)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2002	2001	2002	2001	2002	2001	2002	2001

Revenue:
Fee and other revenue	$292	$248	$283	$258	$164	$168	$739	$674
Net interest revenue (expense)	(14)	(2)	3	—	108	72	97	70

Total revenue	278	246	286	258	272	240	836	744
Credit quality expense (revenue)	—	—	—	—	1	—	1	—
Operating expense	226	170	170	152	136	123	532	445

Income from continuing operations before taxes (benefits)	52	76	116	106	135	117	303	299
Income taxes (benefits)	20	29	47	43	49	42	116	114

Income (loss) from continuing operations	32	47	69	63	86	75	187	185
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—

Net income (loss)	$32	$47	$69	$63	$86	$75	$187	$185

Average loans	$—	$—	$—	$—	$2.6	$2.3	$2.6	$2.3
Average assets (c)	$1.2	$0.7	$0.7	$0.6	$5.0	$4.8	$6.9	$6.1
Average deposits	$—	$—	$—	$—	$4.4	$4.1	$4.4	$4.1
Average common equity	$0.2	$0.2	$0.4	$0.4	$0.2	$0.2	$0.8	$0.8
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$—	$—

Contribution to EPS (d)	$.07	$.10	$.16	$.13	$.19	$.15	$.42	$.38
Return on common equity (d)(e)	28%	46%	35%	37%	83%	68%	45%	48%
Pre-tax operating margin (d)(f)	19%	31%	41%	41%	50%	49%	36%	40%

(a)
Results for the second quarter and first six months of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions. Consolidated results exclude $16 million, or $.04 per share, and $33 million, or $.07 per share, respectively, for continuing operations, and $24 million, or $.05 per share, and $51 million, or $.10 per share, respectively, on a net income basis.

(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
(f)	Excludes amortization of other intangibles.
Note:	Prior periods sector data reflects immaterial reclassifications resulting from minor changes to be consistent with current period presentation.

Business sectors (continued)

Quarterly data (a)
	Asset Servicing			Human Resources Services			Treasury Services			Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01

Revenue:
Fee and other revenue	$168	$152	$158	$278	$281	$193	$92	$89	$90	$538	$522	$441
Net interest revenue (expense)	24	28	27	(5)	(7)	(4)	120	113	99	139	134	122

Total revenue	192	180	185	273	274	189	212	202	189	677	656	563
Credit quality expense	—	—	—	—	—	—	—	1	—	—	1	—
Operating expense	134	128	110	256	252	169	117	113	113	507	493	392

Income from continuing operations before taxes (benefits)	58	52	75	17	22	20	95	88	76	170	162	171
Income taxes (benefits)	20	19	26	6	8	7	34	31	27	60	58	60

Income (loss) from continuing operations	38	33	49	11	14	13	61	57	49	110	104	111
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$38	$33	$49	$11	$14	$13	$61	$57	$49	$110	$104	$111

Average loans	$—	$—	$—	$—	$—	$—	$5.5	$5.3	$5.7	$5.5	$5.3	$5.7
Average assets (c)	$2.7	$2.7	$3.1	$1.7	$1.7	$0.9	$9.1	$9.2	$9.2	$13.5	$13.6	$13.2
Average deposits	$1.8	$1.7	$2.0	$0.1	$0.1	$0.1	$7.1	$7.6	$7.3	$9.0	$9.4	$9.4
Average common equity	$0.5	$0.4	$0.4	$0.3	$0.3	$0.2	$1.0	$1.1	$0.9	$1.8	$1.8	$1.5
Average Tier I preferred equity	$—	$—	$—	$—	$—	$—	$0.2	$0.2	$0.3	$0.2	$0.2	$0.3

Contribution to EPS (d)	$.09	$.07	$.10	$.02	$.04	$.03	$.13	$.13	$.10	$.24	$.24	$.23
Return on common equity (d)(e)	32%	29%	42%	16%	21%	31%	24%	22%	22%	25%	23%	29%
Pre-tax operating margin (d)(f)	31%	29%	40%	6%	8%	10%	45%	44%	41%	25%	25%	30%

For the six months ended June 30 (a)
	Asset Servicing		Human Resources Services		Treasury Services		Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2002	2001	2002	2001	2002	2001	2002	2001

Revenue:
Fee and other revenue	$320	$307	$559	$373	$181	$175	$1,060	$855
Net interest revenue (expense)	52	59	(12)	(6)	233	192	273	245

Total revenue	372	366	547	367	414	367	1,333	1,100
Credit quality expense (revenue)	—	—	—	—	1	1	1	1
Operating expense	262	218	508	329	230	218	1,000	765

Income from continuing operations before taxes (benefits)	110	148	39	38	183	148	332	334
Income taxes (benefits)	39	52	14	13	65	52	118	117

Income (loss) from continuing operations	71	96	25	25	118	96	214	217
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	—	—

Net income (loss)	$71	$96	$25	$25	$118	$96	$214	$217

Average loans	$—	$—	$—	$—	$5.4	$5.9	$5.4	$5.9
Average assets (c)	$2.7	$3.4	$1.7	$0.9	$9.2	$9.4	$13.6	$13.7
Average deposits	$1.7	$2.3	$0.1	$0.1	$7.4	$7.6	$9.2	$10.0
Average common equity	$0.5	$0.4	$0.3	$0.2	$1.0	$0.9	$1.8	$1.5
Average Tier I preferred equity	$—	$—	$—	$—	$0.2	$0.3	$0.2	$0.3

Contribution to EPS (d)	$.16	$.20	$.06	$.05	$.26	$.20	$.48	$.45
Return on common equity (d)(e)	31%	42%	18%	30%	23%	21%	24%	28%
Pre-tax operating margin (d)(f)	30%	40%	7%	10%	44%	40%	25%	30%

(a)
Results for the second quarter and first six months of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions. Consolidated results exclude $16 million, or $.04 per share, and $33 million, or $.07 per share, respectively, for continuing operations, and $24 million, or $.05 per share, and $51 million, or $.10 per share, respectively, on a net income basis.

(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
(f)	Excludes amortization of other intangibles.

Business sectors (continued)

Quarterly data (a)	Total Core Sectors			Other Activity			Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01

Revenue:
Fee and other revenue	$899	$900	$778	$36	$53	$(116)	$935	$953	$662
Net interest revenue (expense)	187	183	160	(31)	(25)	(22)	156	158	138

Total revenue	1,086	1,083	938	5	28	(138)	1,091	1,111	800
Credit quality expense	—	2	—	160	2	1	160	4	1
Operating expense	768	764	611	(8)	8	(2)	760	772	609

Income from continuing operations before taxes (benefits)	318	317	327	(147)	18	(137)	171	335	190
Income taxes (benefits)	117	117	120	(52)	7	(48)	65	124	72

Income (loss) from continuing operations	201	200	207	(95)	11	(89)	106	211	118
Income from discontinued operations after-tax (b)	—	—	—	—	—	—	3	5	(39)

Net income (loss)	$201	$200	$207	$(95)	$11	$(89)	$109	$216	$79

Average loans	$8.2	$7.8	$8.0	$1.5	$1.3	$2.1	$9.7	$9.1	$10.1
Average assets (c)(d)	$20.4	$20.6	$19.3	$12.5	$11.4	$11.3	$33.4	$33.0	$45.8
Average deposits	$13.4	$13.9	$13.4	$4.5	$3.6	$3.3	$17.9	$17.5	$16.7
Average common equity	$2.6	$2.6	$2.3	$0.7	$0.9	$1.4	$3.3	$3.5	$3.7
Average Tier I preferred equity	$0.2	$0.2	$0.3	$0.8	$0.8	$0.7	$1.0	$1.0	$1.0

Contribution to EPS (e)	$.45	$.45	$43	$(.21)	$.02	$(.18)	$.24	$.47	$.25
Return on common equity (e)(f)	31%	31%	36%	NM	NM	NM	13%	25%	13%
Pre-tax operating margin (e)(g)	29%	30%	35%	NM	NM	NM	16%	30%	35	%(h)

For the six months ended June 30, (a)	Total Core Sectors		Other Activity		Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2002	2001	2002	2001	2002	2001

Revenue:
Fee and other revenue	$1,799	$1,529	$89	$(79)	$1,888	$1,450
Net interest revenue (expense)	370	315	(56)	(35)	314	280

Total revenue	2,169	1,844	33	(114)	2,202	1,730
Credit quality expense (revenue)	2	1	162	(15)	164	(14)
Operating expense	1,532	1,210	—	4	1,532	1,214

Income from continuing operations before taxes (benefits)	635	633	(129)	(103)	506	530
Income taxes (benefits)	234	231	(45)	(35)	189	196

Income (loss) from continuing operations	401	402	(84)	(68)	317	334
Income from discontinued operations after-tax (b)	—	—	—	—	8	36

Net income (loss)	$401	$402	$(84)	$(68)	$325	$370

Average loans	$8.0	$8.2	$1.4	$2.0	$9.4	$10.2
Average assets (c)(d)	$20.5	$19.8	$11.9	$11.0	$33.2	$47.0
Average deposits	$13.6	$14.1	$4.1	$3.4	$17.7	$17.5
Average common equity	$2.6	$2.3	$0.8	$1.6	$3.4	$3.9
Average Tier I preferred equity	$0.2	$0.3	$0.8	$0.7	$1.0	$1.0

Contribution to EPS (e)	$.90	$.83	$(.19)	$(.14)	$.71	$.69
Return on common equity (e)(f)	31%	35%	NM	NM	19%	17%
Pre-tax operating margin (e)(g)	30%	34%	NM	NM	23%	36	%(h)

(a)
Results for the second quarter and first six months of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions. Consolidated results exclude $16 million, or $.04 per share, and $33 million, or $.07 per share, respectively, for continuing operations, and $24 million, or $.05 per share, and $51 million, or $.10 per share, respectively, on a net income basis.

(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)
Consolidated average assets includes average assets of discontinued operations of $480 million, $1.038 billion and $15.153 billion for the second quarter of 2002, first quarter of 2002 and the second quarter of 2001, respectively, and $747 million and $16.136 billion for the first six months of 2002 and 2001, respectively.

(e)	On a continuing operations basis.
(f)	Ratios are annualized.
(g)	Excludes amortization of other intangibles.
(h)	Excludes second quarter 2001 venture capital fair value adjustments.
NM—Not meaningful

Business sectors (continued)

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision makers have been combined into six core business sectors. In addition, Other Activity, as discussed further on page 21, consists of all activities not reported in the Corporation’s core business sectors. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in note 1 of the 2001 Financial Annual Report to Shareholders except: fee and other revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis; and credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk assessments and factors and, where appropriate, regulatory guidelines. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

As a result of repositioning actions taken to sharpen its strategic focus and the January 2002 acquisition of Unifi Network, the Corporation’s core business sectors are divided into two overall reportable groups—Asset Management and Corporate & Institutional Services. The Asset Management group is comprised of the Institutional Asset Management, Mutual Funds and Private Wealth Management sectors. The Corporate & Institutional Services group is comprised of the Asset Servicing, Human Resources Services and Treasury Services sectors. Prior period results have been reclassified to reflect these repositioning actions. In addition, Business Sector information is reported on a continuing operations basis for all periods presented. See page 6 for a discussion of discontinued operations.

Core Business Sectors—Summary

Core Business Sectors
(dollar amounts in millions, presented on an FTE basis)
	Total Revenue			Income Before Taxes			Return on Equity

	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01 (a)	2Q02	1Q02	2Q01 (a)
Asset Management	$409	$427	$375	$148	$155	$156	43%	47%	50%
Corporate & Institutional Services	677	656	563	170	162	171	25%	23%	29%

Total Core Business Sectors	$1,086	$1,083	$938	$318	$317	$327	31%	31%	36%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

Core Business Sectors
(dollar amounts in millions, presented on an FTE basis)
	Total Revenue		Income Before Taxes		Return on Equity

	YTD02	YTD01	YTD02	YTD01 (a)	YTD02	YTD01 (a)
Asset Management	$836	$744	$303	$299	45%	48%
Corporate & Institutional Services	1,333	1,100	332	334	24%	28%

Total Core Business Sectors	$2,169	$1,844	$635	$633	31%	35%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

Business sectors (continued)

Quarterly Summary
	% of Core Sector Revenue			% of Core Sector Income Before Taxes (a)			Pre-tax Operating Margin (a)
	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01	2Q02	1Q02	2Q01

Asset Management	38%	39%	40%	47%	49%	48%	36%	37%	41%
Corporate & Institutional Services	62%	61%	60%	53%	51%	52%	25%	25%	30%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	29%	30%	35%

(a)	Excludes amortization of intangibles.

Year-to-date Summary
	% of Core Sector Revenue		% of Core Sector Income Before Taxes (a)		Pre-tax Operating Margin (a)
	YTD02	YTD01	YTD02	YTD01	YTD02	YTD01

Asset Management	39%	40%	48%	47%	36%	40%
Corporate & Institutional Services	61%	60%	52%	53%	25%	30%

Total Core Business Sectors	100%	100%	100%	100%	30%	34%

(a)	Excludes amortization of intangibles.

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

Asset Management—Summary

2Q 2002 vs. 1Q 2002 (unannualized)	Total Revenue Growth	Operating Expense Growth	Income Before Taxes Growth

Institutional Asset Management	(11)%	(7)%	(29)%
Mutual Funds	1%	2%	—%
Private Wealth Management	(2)%	(4)%	2%
Total Asset Management	(4)%	(3)%	(5)%

Business sectors (continued)

Asset Management—Summary

2Q 2002 vs. 2Q 2001 (a) (annualized)	Total Revenue Growth			Operating Expense Growth			Income Before Taxes Growth
	Reported	Ex. Acquisitions	(b)	Reported	Ex. Acquisitions	(b)

Institutional Asset Management	6%	(12)%		31%	(1)%		(46)%
Mutual Funds	12%			17%			5%
Private Wealth Management	10%	9%		8%	6%		13%

Total Asset Management	9%	3%		20%	7%		(5)%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.
(b)	Excludes the impact of acquisitions.

Asset Management—Summary

YTD 2002 vs. YTD 2001 (a) (annualized)	Total Revenue Growth		Operating Expense Growth		Income Before Taxes Growth
	Reported	Ex. Acquisitions (b)	Reported	Ex. Acquisitions (b)

Institutional Asset Management	13%	(5)%	33%	1%	(31)%
Mutual Funds	11%		12%		10%
Private Wealth Management	13%	12%	11%	9%	15%

Total Asset Management	12%	6%	20%	8%	1%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.
(b)	Excludes the impact of acquisitions.

Results for the Asset Management Group compared with the first quarter of 2002 reflect a 4% decline in revenue, primarily due to a seasonal decline in performance fees. Excluding the effect of performance fees, which are included in the Institutional Asset Management sector, revenue declined 1% as weakness in the equity markets was nearly offset by business growth. Expenses for the group were well controlled, declining 3%. Income before taxes for the Asset Management Group decreased 5% compared with the first quarter of 2002.

Results for the Asset Management Group compared with the second quarter of 2001 were impacted by the July 2001 acquisition of Standish Mellon Asset Management, which is included in the Institutional Asset Management sector, as well as the October 2001 acquisition of Van Deventer and Hoch, which is included in the Private Wealth Management sector. Excluding the impact of acquisitions, revenue and expenses increased 3% and 7%, respectively. Income before taxes for the Asset Management Group overall decreased 5% compared with the second quarter of 2001. A discussion of the individual sector results follows.

Business sectors (continued)

Institutional Asset Management

						Growth rates
						2Q02 vs 1Q02 (unannualized)	2Q02 vs 2Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Quarter ended			Six months ended
	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Trust and investment fee revenue	$134	$147	$119	$281	$240	(9)%	12%	17%
Other fee revenue	$4	$7	$6	$11	$8	NM	NM	NM
Net interest revenue	$(7)	$(7)	$(1)	$(14)	$(2)	NM	NM	NM

Total revenue	$131	$147	$124	$278	$246	(11)%	6%	13%
Total operating expense	$109	$117	$83	$226	$170	(7)%	31%	33%
Income before taxes	$22	$30	$41	$52	$76	(29)%	(46)%	(31)%
Return on common equity	24%	33%	48%	28%	46%
Pre-tax operating margin (a)	17%	21%	33%	19%	31%
Assets under management:
Total institutional assets under management	$317	$331	$299			(4)%	6%
Plus: subadvised for other Mellon sectors	17	19	19

	334	350	318			(5)%	5%
Assets under administration or custody	$7	$7	$—			NM	NM
S&P 500 Index at period end	990	1,147	1,224			(14)%	(19)%

(a)	Excludes amortization of intangibles.
NM—Not meaningful.

Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of 14 individual asset management companies and joint ventures offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally. The 11% decline in revenue in the second quarter of 2002 compared with the first quarter of 2002 was primarily due to a seasonal decline in performance fees. Excluding the effect of performance fees, revenue in the second quarter of 2002 compared with the first quarter of 2002, decreased 3%. The results of this sector compared with the second quarter of 2001 were impacted by the July 2001 acquisition of Standish Mellon Asset Management. Excluding the impact of Standish, revenue and expense decreased 12% and 1%, respectively, in the second quarter of 2002 over the second quarter of 2001. Assets under management for this sector were $334 billion at June 30, 2002, a 5% decrease compared with $350 billion at March 31, 2002, reflecting the weak equity markets.

Business sectors (continued)

Mutual Funds

						Growth rates
						2Q02 vs 1Q02	2Q02 vs 2Q01	YTD02 vs YTD01
	Quarter ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2002	2002	2001	2002	2001	(unannualized)	(annualized)	(annualized)

Trust and investment fee revenue	$143	$142	$126	$285	$254	—%	13%	12%
Other fee revenue	$(1)	$(1)	$2	$(2)	$4	NM	NM	NM
Net interest revenue	$1	$2	$1	$3	$—	NM	NM	NM

Total revenue	$143	$143	$129	$286	$258	1%	12%	11%
Total operating expense	$86	$84	$73	$170	$152	2%	17%	12%
Income before taxes	$57	$59	$56	$116	$106	—%	5%	10%
Return on common equity	34%	36%	38%	35%	37%
Pre-tax operating margin (a)	40%	41%	43%	41%	41%
Assets under management:
Total proprietary mutual funds	$184	$187	$157			(2)%	17%
Less: subadvised by other Mellon sectors	(20)	(23)	(24)			—%	23%

	164	164	133
S&P 500 Index at period end	990	1,147	1,224			(14)%	(19)%

(a)	Excludes amortization of intangibles.
NM—Not meaningful.

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Revenue was unchanged compared with the first quarter of 2002, as higher revenue from money market funds offset lower equity fund revenue. Income before taxes decreased $2 million compared with the first quarter of 2002. Revenue from Mutual Funds increased 12% compared with the second quarter of 2001, due to strong institutional money market flows as shown in the table on page 25. Income before taxes increased 5% compared with the second quarter of 2001. Assets under management for this sector were unchanged from $164 billion at March 31, 2002, and up 23% from $133 billion at June 30, 2001.

Business sectors (continued)

Private Wealth Management

	Quarter ended			Six months ended		Growth rates
	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001	2Q02 vs 1Q02 (unannualized)	2Q02 vs 2Q01 (annualized)	YTD02 vs YTD01 (annualized)

Trust and investment fee revenue	$78	$80	$81	$158	$162	(3)%	(4)%	(3)%
Other fee revenue	$3	$3	$3	$6	$6	—%	—%	—%
Net interest revenue	$54	$54	$38	$108	$72	—%	42%	50%

Total revenue	$135	$137	$122	$272	$240	(2)%	10%	13%
Total operating expense	$66	$70	$63	$136	$123	(4)%	8%	11%
Income before taxes	$69	$66	$59	$135	$117	2%	13%	15%
Return on common equity	82%	84%	70%	83%	68%
Pre-tax operating margin (a)	51%	49%	49%	50%	49%

Assets under management:
Total private wealth assets under management	$44	$47	$47			(6)%	(6)%
Plus: subadvised for other Mellon sectors	3	4	5

	47	51	52			(8)%	(10)%

Assets under administration or custody	$19	$20	$24			(5)%	(24)%

S&P 500 Index at period end	990	1,147	1,224			(14)%	(19)%

(a)	Excludes amortization of intangibles.

Private Wealth Management consists of investment management, wealth management and private banking services for affluent individuals, including the activities of Mellon United National Bank in Florida. This sector reported improved results compared with the first quarter of 2002 as good expense management resulted in a 2% increase in income before taxes. The results for this sector compared with the second quarter of 2001 were impacted by the October 2001 acquisition of Van Deventer and Hoch. Excluding the impact of this acquisition, revenue increased 9%, reflecting higher net interest revenue. Income before taxes increased 13%, again reflecting good expense management. Assets under management were $47 billion at June 30, 2002, a decrease of 8% from March 31, 2002, and a decrease of 10% from June 30, 2001, as net inflows and the impact of acquisitions were offset by market depreciation.

Corporate & Institutional Services

The Corporation’s Corporate & Institutional Services Group consists of those lines of business which offer trust and custody and related services as well as services for investment managers; human resources consulting and outsourcing services; and treasury-related services to large corporations, institutions and government and other not-for-profit entities. Those lines of business have been aggregated into three business sectors—Asset Servicing, Human Resources Services and Treasury Services.

Business sectors (continued)

Corporate & Institutional Services—Summary

2Q 2002 vs. 1Q 2002	Total Revenue	Operating Expense	Income Before
(unannualized)	Growth	Growth	Taxes Growth

Asset Servicing	7%	4%	13%
Human Resources Services	—%	2%	(26)%
Treasury Services	5%	3%	8%
Total Corporate & Institutional Services	3%	3%	5%

Corporate & Institutional Services—Summary

2Q 2002 vs. 2Q 2001 (a) (annualized)	Total Revenue Growth		Operating Expense Growth		Income Before Taxes Growth
	Reported	Ex. Acquisitions (b)	Reported	Ex. Acquisitions (b)

Asset Servicing	3%	(3)%	21%	6%	(22)%
Human Resources Services	44%	3%	51%	7%	(14)%
Treasury Services	13%		5%		24%
Total Corporate & Institutional Services	20%	4%	29%	6%	(1)%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.
(b)	Excludes the impact of acquisitions.

Corporate & Institutional Services—Summary

YTD 2002 vs. YTD 2001 (a) (annualized)	Total Revenue Growth		Operating Expense Growth		Income Before Taxes Growth
	Reported	Ex. Acquisitions (b)	Reported	Ex. Acquisitions (b)

Asset Servicing	1%	(5)%	20%	6%	(26)%
Human Resources Services	49%	2%	54%	6%	4%
Treasury Services	13%		6%		23%
Total Corporate & Institutional Services	21%	4%	31%	6%	(1)%

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.
(b)	Excludes the impact of acquisitions.

Results for the Corporate & Institutional Services Group for the second quarter of 2002 compared with the first quarter of 2002 reflected good revenue growth in the Asset Servicing and Treasury Services sectors of 7% and 5%, respectively, as well as good expense management, resulting in income before taxes growth of 5% for the Corporate & Institutional Services Group overall. In accordance with the Corporation’s management accounting reporting practices, credit quality expense for the core sectors reflects net credit losses, not the provision for credit losses. Therefore, the special second quarter 2002 provision for credit losses is not included in the Treasury Services sector results. As also discussed in Other Activity on page 21, when a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors.

Results for the second quarter of 2002 compared with the second quarter of 2001 were impacted by the January 2002 acquisition of Unifi Network in the Human Resources Services sector and by the November

Business sectors (continued)

2001 acquisition of Eagle Investment Systems in the Asset Servicing Sector. Excluding the impact of these acquisitions, revenue and expenses grew 4% and 6%, respectively, for the Corporate & Institutional Services group overall, (3)% and 6%, respectively, for Asset Servicing and 3% and 7%, respectively, for Human Resources Services, while income before taxes for Corporate & Institutional Services overall decreased 1%. A discussion of the individual sector results follows.

Asset Servicing

						Growth rates
	Quarter ended			Six months ended		2Q02 vs 1Q02 (unannualized)	2Q02 vs 2Q01 (annualized)	YTD02 vs YTD01 (annualized)
	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Trust and investment fee revenue	$138	$125	$119	$263	$227	10%	15%	15%
Other fee revenue (a)	$30	$27	$39	$57	$80	15%	(23)%	(29)%
Net interest revenue	$24	$28	$27	$52	$59	(13)%	(10)%	(11)%

Total revenue	$192	$180	$185	$372	$366	7%	3%	1%
Total operating expense	$134	$128	$110	$262	$218	4%	21%	20%
Income before taxes	$58	$52	$75	$110	$148	13%	(22)%	(26)%
Return on common equity	32%	29%	42%	31%	42%
Pre-tax operating margin (b)	31%	29%	40%	30%	40%

Assets under management	$43	$45	$43			(4)%	—%
Assets under administration or custody	$2,066	$2,162	$2,243			(4)%	(8)%

S&P 500 Index at period end	990	1,147	1,224			(14)%	(19)%

(a)	Primarily consists of foreign exchange revenue.
(b)	Excludes amortization of intangibles.

Asset Servicing includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures. Revenue in the Asset Servicing sector increased 7% in the second quarter of 2002, compared with the first quarter of 2002, as growth in trust and custody fees and modest expense growth resulted in income before taxes growth of 13%. The results in the second quarter of 2002 compared with the second quarter of 2001 were impacted by the November 2001 acquisition of Eagle Investment Systems. Excluding this acquisition, revenue decreased 3% while expenses increased 6%. Income before taxes decreased 22% compared with the second quarter of 2001. The decline in revenue was primarily due to lower foreign exchange and securities lending revenue. Assets under administration or custody for this sector were $2.066 trillion at June 30, 2002, a decrease of $96 billion, or 4%, compared with March 31, 2002, and $177 billion, or 8%, compared with June 30, 2001. The decrease compared with March 31, 2002, resulted from $6 billion of new business offset by $102 billion of market depreciation. On a year-to-date basis in 2002, the impact of new business has totaled $67 billion, partially offset by market depreciation of $30 billion.

Business sectors (continued)

Human Resources Services

						Growth rates
	Quarter ended			Six months ended		2Q02 vs 1Q02 (unannualized)	2Q02 vs 2Q01 (annualized)	YTD02 vs YTD01 (annualized)
	June 30,	March 31,	June 30,	June 30,	June 30,
	2002	2002	2001	2002	2001

Trust and investment fee revenue	$274	$279	$193	$553	$374	(2)%	42%	48%
Other fee revenue	$4	$2	$—	$6	$(1)	NM	NM	NM
Net interest revenue	$(5)	$(7)	$(4)	$(12)	$(6)	NM	NM	NM

Total revenue	$273	$274	$189	$547	$367	—%	44%	49%
Total operating expense	$256	$252	$169	$508	$329	2%	51%	54%
Income before taxes	$17	$22	$20	$39	$38	(26)%	(14)%	4%
Return on common equity	16%	21%	31%	18%	30%
Pre-tax operating margin (a)	6%	8%	10%	7%	10%
Assets under administration or custody	$121	$135	$28			(10)%	NM

(a)	Excludes amortization of intangibles.
NM—Not meaningful.

Human Resources Services includes benefits consulting and administrative services for employee benefit plans, and shareholder and securities transfer services. Compared with the first quarter of 2002, revenue was unchanged and expenses increased 2% resulting in a $5 million decrease in income before taxes. Results for the second quarter of 2002 compared with the second quarter of 2001 were impacted by the January 2002 acquisition of Unifi Network. Excluding the impact of the acquisition, revenue increased 3% and expenses increased 7% compared to the second quarter of 2001. Income before taxes decreased 14% compared with the second quarter of 2001.

Treasury Services

						Growth rates
	Quarter ended			Six months ended		2Q02 vs 1Q02 (unannualized)	2Q02 vs 2Q01 (annualized)	YTD02 vs YTD01 (annualized)
	June 30,	March 31,	June 30,	June 30,	June 30,
	2002	2002	2001	2002	2001

Trust and investment fee revenue	$2	$2	$2	$4	$4	—%	—%	—%
Other fee revenue	$90	$87	$88	$177	$171	3%	1%	3%
Net interest revenue	$120	$113	$99	$233	$192	7%	23%	22%

Total revenue	$212	$202	$189	$414	$367	5%	13%	13%
Total operating expense	$117	$113	$113	$230	$218	3%	5%	6%
Income before taxes	$95	$88	$76	$183	$148	8%	24%	23%
Return on common equity	24%	22%	22%	23%	21%
Pre-tax operating margin (a)	45%	44%	41%	44%	40%

(a)	Excludes amortization of intangibles.

Treasury Services includes global cash management, large corporate relationship banking, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, international banking and the activities of Mellon 1st Business Bank in California. This sector showed good revenue growth of 5% (unannualized) in the second quarter of 2002 compared to the first quarter of 2002 and 13% compared with the second quarter of 2001, primarily due to growth in cash

Business sectors (continued)

management fees and insurance premium financing revenue. Income before taxes increased 8% (unannualized) and 24% in the second quarter of 2002 compared to the first quarter of 2002 and the second quarter of 2001, respectively.

Total Core Business Sectors

						Growth rates
	Quarter ended			Six months ended		2Q02 vs 1Q02 (unannualized)	2Q02 vs 2Q01 (annualized)	YTD02 vs YTD01 (annualized)
	June 30,	March 31,	June 30,	June 30,	June 30,
	2002	2002	2001	2002	2001

Trust and investment fee revenue	$769	$775	$640	$1,544	$1,261	(1)%	20%	22%
Other fee revenue	$130	$125	$138	$255	$268	5%	(5)%	(5)%
Net interest revenue	$187	$183	$160	$370	$315	2%	17%	18%

Total revenue	$1,086	$1,083	$938	$2,169	$1,844	—%	16%	18%
Total operating expense	$768	$764	$611	$1,532	$1,210	1%	26%	27%
Income before taxes	$318	$317	$327	$635	$633	—%	(3)%	—%
Return on common equity	31%	31%	36%	31%	35%
Pre-tax operating margin (a)	29%	30%	35%	30%	34%
Assets under management	$588	$610	$546			(4)%	8%
Assets under administration or custody	$2,213	$2,324	$2,295			(5)%	(4)%
S&P 500 Index at period end	990	1,147	1,224			(14)%	(19)%

(a)	Excludes amortization of intangibles.

Despite the negative economic and equity market factors, the Corporation’s core business sectors continued to perform reasonably well. Core business sector net income of $201 million, which excludes non-core sector activity and the special provision for credit losses, was $1 million higher than in the first quarter of 2002 but down from $207 million in the second quarter of 2001 reflecting the weaker equity and foreign exchange markets. Core business sectors’ contribution to earnings per share of $.45 per share was equal to the first quarter of 2002 and up 5% compared to the second quarter of 2001, despite lower net income, as lower average diluted shares more than offset the impact of weaker markets.

Contribution to earnings per share from Total Core Business Sectors
(in millions, except per share amounts)	2Q02	1Q02	Growth (a)	2Q02	2Q01(b)	Growth	YTD02	YTD01(b)	Growth

Asset Management	$91	$96	(5)%	$91	$96	(5)%	$187	$185	1%
Corporate & Institutional Services	$110	$104	6%	$110	$111	(1)%	$214	$217	(1)%

Net Income	$201	$200	1%	$201	$207	(3)%	$401	$402	—%
Contribution to EPS	$.45	$.45	—%	$.45	$.43	5%	$.90	$.83	8%

(a)	Unannualized.
(b)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

Business sectors (continued)

Contribution to earnings per share from Total Core Business Sectors—Five Quarter Trend
(in millions, except per share amounts)	2Q02	1Q02	4Q01	(a)	3Q01	(a)	2Q01	(a)

Asset Management	$91	$96	$95		$93		$96
Corporate & Institutional Services	$110	$104	$98		$102		$111

Net Income	$201	$200	$193		$195		$207
Contribution to EPS	$.45	$.45	$.41		$.41		$.43

(a)	Results for 2001 exclude the impact of the amortization of goodwill from purchase acquisitions.

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

Revenue in the Other Activity sector primarily reflects earnings on capital above that required for the core sectors, gains from the sale of assets, and the gains/losses and carrying costs of Mellon Ventures activities. The Other Activity sector recorded a pre-tax loss of $147 million in the second quarter of 2002, compared with $18 million in pre-tax income in the first quarter of 2002 and a $137 million pre-tax loss in the second quarter of 2001. The results for the second quarter of 2002 include the special provision for credit losses of $.23 per share associated in large part with credit exposure related to customers that have been associated with recent allegations of accounting irregularities. Credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core sectors. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors. The results for the second quarter of 2001 included the $140 million pre-tax, $91 million after-tax, or $.19 per share, charge for venture capital fair value adjustments. Mellon Ventures recorded a pre-tax loss of $16 million in the second quarter of 2002, compared with a pre-tax loss of $3 million in the first quarter of 2002 and a pre-tax loss of $15 million in the second quarter of 2001 excluding the venture capital fair value adjustments. Operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Average assets include assets of the activities identified above that the Corporation intends to exit, the investments of Mellon Ventures and assets of certain areas not identified with the major business sectors. This sector also includes assets and liabilities recorded directly in Corporate Treasury and not associated with a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core sectors, as well as capital required for the investments of Mellon Ventures.

Noninterest revenue

	Quarter ended				Six months ended
(dollar amounts in millions, unless otherwise noted)	June 30, 2002	March 31, 2002	June 30, 2001 (a)		June 30, 2002	June 30, 2001 (a)

Trust and investment fee revenue:
Investment management	$355	$370	$332		$725	$656
Human resources services (b)	264	269	183		533	353
Institutional trust and custody	149	136	123		285	247

Total trust and investment fee revenue	768	775	638		1,543	1,256
Cash management revenue	71	68	61		139	114
Foreign currency and securities trading revenue	43	39	47		82	102
Financing-related revenue	38	34	38		72	78
Equity investment revenue	(5)	21	(146)		16	(140)
Other	8	6	13		14	18

Total fee and other revenue	923	943	651		1,866	1,428
Gains on the sales of securities	—	—	—		—	—

Total noninterest revenue	$923	$943	$651		$1,866	$1,428

Fee revenue as a percentage of fee and net interest revenue (FTE)	86%	86%	85	%(c)	86%	85	%(c)
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)	70%	70%	68	%(c)	70%	67	%(c)
Market value of assets under administration or period end (in billions)	$588	$610	$546
Market value of assets under administration or custody at period end (in billions)	$2,213	$2,324	$2,295
S&P 500 Index at period end	990	1,147	1,224

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

(c)	Ratios exclude the $140 million pre-tax venture capital fair value adjustments.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Fee revenue of $923 million in the second quarter of 2002 decreased $20 million from the first quarter of 2002. Excluding the effect of investment management performance fees, which are primarily recorded in the fourth and first quarters each year, fee revenue decreased 1% (unannualized) compared with the first quarter of 2002, as higher trust and investment fee revenue, financing-related revenue, foreign currency and securities trading revenue and cash management revenue were offset by lower equity investment revenue. The equity markets at June 30, 2002, as measured by the Standard and Poor’s 500 Index, deceased 13.7% compared to March 31, 2002, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 6.1% compared to March 31, 2002.

Fee revenue in the second quarter of 2002, when compared with the second quarter of 2001, was impacted by acquisitions (primarily the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems, and the January 2002 acquisition of Unifi Network),

Noninterest revenue (continued)

performance fees, and the second quarter 2001 venture capital fair value adjustments. Excluding these items, fee revenue increased 1% in the second quarter of 2002 compared with the second quarter of 2001, reflecting higher trust and investment revenue and higher cash management revenue. Excluding the effect of acquisitions and performance fees, trust and investment fee revenue increased 1% in the second quarter of 2002 compared with the second quarter of 2001, reflecting the impact of business growth offset in part by the decline in equity markets. The equity markets at June 30, 2002, as measured by the S&P 500 Index, decreased 19.2% compared with June 30, 2001, while the Lehman Brothers Long-Term Government Bond Index increased 9.2% compared to June 30, 2001.

	2nd Qtr. 2002 over 1st Qtr. 2002	2nd Qtr. 2002 over 2nd Qtr. 2001	Six Mo. 2002 over Six Mo. 2001
Fee revenue growth (a)	(unannualized)	(annualized)	(annualized)

Trust and investment fee revenue growth	1%	1%	2%
Total fee revenue growth	(1)%	1%	2%

(a)	Excludes the effect of acquisitions, performance fees and the second quarter 2001 venture capital fair value adjustments.

Investment management fee revenue

	Quarter ended			Six months ended
(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Managed mutual funds (a):
Equity funds	$69	$70	$75	$139	$150
Money market funds	78	76	60	154	111
Bond and fixed-income funds	35	35	31	70	61
Nonproprietary	9	8	8	17	16

Total managed mutual funds	191	189	174	380	338
Institutional	84	99	77	183	157
Private clients	80	82	81	162	161

Total investment management fee revenue	$355	$370	$332	$725	$656

(a)
Net of quarterly mutual fund fees waived and fund expense reimbursements of $10 million, $10 million and $6 million at June 30, 2002, March 31, 2002, and June 30, 2001, respectively. Net of year-to-date fees waived and fund expense reimbursements of $20 million and $13 million at both June 30, 2002, and June 30, 2001.

Excluding the effect of performance fees, investment management fee revenue was down $2 million, or less than 1%, in the second quarter of 2002 compared with the first quarter of 2002 despite the 14% decline in the equity markets. Performance fees totaled $4 million in the second quarter of 2002, compared with $17 million in the first quarter of 2002 and $7 million in the second quarter of 2001.

Investment management fee revenue, when compared with the second quarter of 2001, was impacted primarily by the Standish Mellon acquisition. Revenue from Standish Mellon is primarily included in institutional investment management fee revenue in the table above. Excluding the impact of this acquisition, investment management fee revenue increased 2% in the second quarter of 2002 compared with the second quarter of 2001. This increase primarily resulted from increased revenue from money market and bond and fixed-income mutual funds which offset the decline in revenue from equity funds.

Noninterest revenue (continued)

Mutual fund management fees are based upon the daily average net assets of each fund. The average net assets of proprietary mutual funds managed in the second quarter of 2002 were $199 billion, up $4 billion, or 2%, from $195 billion in the first quarter of 2002, and up $40 billion, or 25%, from $159 billion in the second quarter of 2001. These increases primarily resulted from increases in average net assets of institutional taxable money market funds. Proprietary equity funds averaged $46 billion in the second quarter of 2002, a decrease of $1 billion, or 3%, compared with $47 billion in the first quarter of 2002, and a decrease of $4 billion, or 9%, compared with $50 billion in the second quarter of 2001.

Market value of assets under management, administration or custody at period end (in billions)
	June 30, 2002		March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001

Mutual funds managed:
Equity funds	$43		$48	$47	$43	$51
Money market funds	123		121	111	93	92
Bond and fixed-income funds	26		26	26	27	22
Nonproprietary	21	(a)	24	24	22	25

Total mutual funds managed	213		219	208	185	190
Institutional (b)	326	(a)	339	334	316	306
Private clients	49		52	50	46	50

Total market value of assets under management	$588		$610	$592	$547	$546

Market value of assets under administration or custody (c)(d)	$2,213		$2,324	$2,082	$2,077	$2,295

Total market value of assets under management, administration or custody	$2,801		$2,934	$2,674	$2,624	$2,841
S&P 500 Index at period end	990		1,147	1,148	1,041	1,224

(a)
At June 30, 2002, the combined market values of $21 billion of nonproprietary mutual funds and $326 billion of institutional assets managed, by asset type, were as follows: $97 billion equities, $30 billion balanced, $74 billion fixed income, $93 billion money market, (which includes securities lending assets of $48 billion); and $53 billion in overlay and global fixed-income products, for a total of $347 billion.

(b)
Includes assets managed at Pareto Partners of $35 billion at June 30, 2002, $34 billion at March 31, 2002, $33 billion at Dec. 31, 2001, $28 billion at Sept. 30, 2001, and $29 billion at June 30, 2001. The Corporation has a 30% equity interest in Pareto Partners.

(c)
Includes $326 billion of assets at June 30, 2002; $304 billion of assets at March 31, 2002; $289 billion of assets at Dec. 31, 2001; $276 billion of assets at Sept. 30, 2001; and $299 billion of assets at June 30, 2001, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce.

(d)
Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, included in the table above, were $166 billion at June 30, 2002; $139 billion at March 31, 2002; $130 billion at Dec. 31, 2001; $118 billion at Sept. 30, 2001; and $123 billion at June 30, 2001. As described on page 3, the Corporation announced in July 2002 an agreement with ABN AMRO to formalize their alliance and create a joint venture.

As shown in the table above, the market value of assets under management was $588 billion at June 30, 2002, a $22 billion, or 4% (unannualized), decrease from $610 billion at March 31, 2002, and, due to the Standish Mellon acquisition, a $42 billion, or 8%, increase from $546 billion at June 30, 2001. The $588 billion of assets managed were comprised as follows: 34% equities; 20% fixed income; 30% money market; 9% overlay and global fixed-income products; and 7% securities lending cash collateral. As shown in the table on the following page, the decrease in the second quarter of 2002 was primarily due to the declining equity markets, as long-term net inflows of $4 billion were offset by short-term outflows.

Noninterest revenue (continued)

Changes in market value of assets under management for second quarter 2002
(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total

Market value of assets under management at beginning of period	$331	$187	$47	$45	$610
Net inflows:
Long-term	2	1	1	—	4
Money market	(2)	1	—	(2)	(3)

Total net inflows	—	2	1	(2)	1
Net market depreciation	(14)	(5)	(4)	—	(23)
Acquisitions	—	—	—	—	—

Market value of assets under management at end of period	$317	$184	$44	$43	$588

Changes in market value of assets under management from June 30, 2001 to June 30, 2002
(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total

Market value of assets under management at beginning of period	$299	$157	$47	$43	$546
Net inflows:
Long-term	2	4	1	—	7
Money market	(3)	31	—	—	28

Total net inflows	(1)	35	1	—	35
Net market depreciation	(21)	(8)	(6)	—	(35)
Acquisitions	40	—	2	—	42

Market value of assets under management at end of period	$317	$184	$44	$43	$588

Human Resources Services fee revenue

Human Resources Services fee revenue decreased 2% (unannualized), compared with the first quarter of 2002 and, excluding the effect of acquisitions, decreased 1% compared with the second quarter of 2001.

Institutional trust and custody fee revenue

Institutional trust and custody fee revenue, excluding securities lending revenue, increased 6% (unannualized) compared to the first quarter of 2002 and, also excluding the effect of acquisitions, increased 11% compared with the second quarter of 2001, reflecting the impact of business growth. Securities lending revenue totaled $24 million in the second quarter of 2002, compared with $19 million in the first quarter of 2002 and $31 million in the second quarter of 2001.

Noninterest revenue (continued)

Cash management fee revenue

Cash management fee revenue increased $3 million, or 4% (unannualized), in the second quarter of 2002 compared with the first quarter of 2002 and $10 million, or 17%, compared with the second quarter of 2001. These increases primarily resulted from higher volumes of electronic and lockbox services. Cash management revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on the compensating balances are recognized in net interest revenue.

Foreign currency and securities trading revenue

Foreign currency and securities trading revenue increased $4 million, or 11% (unannualized), in the second quarter of 2002 compared with the first quarter of 2002, and decreased $4 million, or 10%, compared with the second quarter of 2001. The increase compared with the first quarter of 2002 was primarily due to higher levels of market volatility and client volumes.

Financing-related and equity investment revenue

Financing-related and equity investment revenue totaled $33 million in the second quarter of 2002 compared with $55 million in the first quarter of 2002 and $32 million in the second quarter of 2001, excluding the venture capital fair value adjustments.

Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on loan sales; and gains or losses on lease residuals, increased $4 million, or 15%, in the second quarter of 2002 compared with the first quarter of 2002 and was flat when compared to the second quarter 2001.

Equity investment revenue, which includes realized and unrealized gains and losses on venture capital and other equity investments, decreased $26 million in the second quarter of 2002 compared with the first quarter of 2002 and improved by $1 million compared with the second quarter 2001, excluding the second quarter 2001 venture capital fair value adjustments. The decrease compared to the first quarter of 2002 was primarily due to the write-down of publicly held investments in the venture capital portfolio and lower equity security gains.

Noninterest revenue (continued)

Venture capital investments

For a discussion of the Corporation’s accounting policies relating to venture capital investments, see page 19 of the Corporation’s 2001 Financial Annual Report.

Venture capital investment portfolio activity (in millions)	Life to Date Activity

Direct investments:
Beginning carrying value	$ —
Investments—new investments	585
Investments—additional funding for existing investments	257
Realized—cost basis of exits (a) and write-offs	(191)
Unrealized gains/(losses)	(245)

Ending carrying value (b)	$406

(a) Cash received on exits	$ 180
(b)    At June 30, 2002, there were 96 actively managed investments with an average cost basis of $6.8 million. In the second quarter of 2002, the Corporation invested $15 million and was committed to provide additional funding of $2 million for direct investments at June 30, 2002.

Fund investments (indirect):
Beginning carrying value	$—
New investments	283
Realized—cost basis of exits (c) and write-offs	(101)
Unrealized gains/(losses)	(12)

Ending carrying value (d)	$170

(c) Cash received on exits	$80
(d) In the second quarter of 2002, the Corporation invested $8 million and was committed to provide additional funding of $230 million for indirect fund investments at June 30, 2002.

Total investments:
Active investments cost basis	$ 833
Unrealized gains/(losses)	(257)

Ending carrying value	$ 576 (e)

(e)	Represents 69% of active investments cost basis.

Year-to-date 2002 compared with year-to-date 2001

Fee revenue for the first six months of 2002 totaled $1.866 billion, a $438 million increase compared with the first six months of 2001. Fee revenue in the first six months of 2002 was positively impacted by acquisitions, most notably the July 2001 acquisition of Standish Mellon and the January 2002 acquisition of Unifi Network. Excluding the acquisitions, performance fees and the second quarter 2001 venture capital fair value adjustments, fee revenue for the first half of 2002 increased 2% compared with the first half of 2001, due to higher trust and investment fee revenue and cash management fees, offset in part by lower foreign currency and securities trading revenue.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the second quarter of 2002 totaled $156 million, a decrease of $2 million compared with $158 million in the first quarter of 2002 and an increase of $18 million compared with $138 million in the second quarter of 2001. The net interest margin was 2.76% in the second quarter of 2002, down 15 basis points compared with 2.91% in the first quarter of 2002 and up 15 basis points compared with 2.61% in the second quarter of 2001. The increase in net interest revenue and the net interest margin in the second quarter of 2002 compared to the second quarter of 2001 resulted from lower funding costs as well as a higher level of interest-earning assets. Average interest-earning assets increased $1.4 billion compared with the second quarter of 2001, due to higher levels of securities available for sale and trading account securities.

Year-to-date 2002 compared with year-to-date 2001

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $314 million and 2.84%, respectively, in the first half of 2002, compared with $280 million and 2.52%, respectively, in the first half of 2001. The $34 million increase in net interest revenue in the first six months of 2002 compared with the first six months of 2001 primarily resulted from the average rates paid on interest-bearing liabilities declining more than the yields on interest-earning assets. See the following two pages for an analysis of the changes in volumes and rates affecting net interest revenue.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Six months ended
	June 30, 2002		June 30, 2001
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates

Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$1,872	3.41%	$1,406	4.97%
Federal funds sold and securities under resale agreements	339	2.08	920	5.44
Other money market investments	120	2.18	189	5.36
Trading account securities	718	1.32	371	4.92
Securities:
U.S. Treasury and agency securities (a)	7,377	5.54	8,134	6.25
Obligations of states and political subdivisions (a)	363	6.94	226	6.73
Other (a)	1,834	6.76	196	7.78
Loans, net of unearned discount	9,372	4.99	10,175	7.42
Funds allocated to discontinued operations	360	1.79	777	—

Total interest-earning assets	22,355	4.99	22,394	6.39
Cash and due from banks	2,958		2,850
Premises and equipment	734		592
Customers’ acceptance liability	2		17
Net acquired property	2		6
Other assets of discontinued operations	387		15,359
Other assets (a)	6,748		5,933
Reserve for loan losses	(102)		(227)

Total assets	$33,084		$46,924

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand	$133	2.58%	$136	3.56%
Money market and other savings accounts	5,730	1.52	5,638	3.32
Savings certificates	249	3.32	185	4.79
Other time deposits	1,002	2.03	1,224	4.62
Deposits in foreign offices	3,457	1.98	3,409	4.26

Total interest-bearing deposits	10,571	1.78	10,592	3.80
Federal funds purchased and securities under repurchase agreements	2,455	1.56	2,135	4.80
U.S. Treasury tax and loan demand notes	426	1.42	314	4.93
Term federal funds purchased	454	1.82	43	5.09
Commercial paper	63	1.60	310	5.00
Other funds borrowed	574	3.44	443	6.69
Notes and debentures (with original maturities over one year)	4,091	3.41	3,650	6.22
Trust-preferred securities	976	8.16	976	8.12

Total interest-bearing liabilities	19,610	2.45	18,463	4.70
Total noninterest-bearing deposits	7,142		6,936
Acceptances outstanding	2		17
Other liabilities of discontinued operations	387		15,359
Other liabilities (a)	2,627		2,322

Total liabilities	29,768		43,097
Shareholders’ equity (a)	3,316		3,827

Total liabilities and shareholders’ equity	$33,084		$46,924

Rates
Yield on total interest-earning assets		4.99%		6.39%
Cost of funds supporting interest-earning assets		2.15		3.87

Net interest margin:
Taxable equivalent basis		2.84%		2.52%
Without taxable equivalent increments		2.78		2.49

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.

Note:
Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued) CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES
	Quarter ended
	June 30, 2002		March 31, 2002		June 30, 2001
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates

Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$1,742	3.57%	$2,002	3.27%	$1,371	4.51%
Federal funds sold and securities under resale agreements	272	1.92	406	2.10	782	4.68
Other money market investments	114	2.46	128	2.22	178	5.82
Trading account securities	748	1.23	689	1.43	379	4.17
Securities:
U.S. Treasury and agency securities (a)	8,028	5.06	6,719	6.12	7,877	6.10
Obligations of states and political subdivisions (a)	381	6.95	346	6.93	251	6.70
Other (a)	1,428	7.81	2,242	6.10	317	7.66
Loans, net of unearned discount	9,662	5.10	9,079	4.87	10,068	7.33
Funds allocated to discontinued operations	246	1.96	474	1.76	33	—

Total interest-earning assets	22,621	4.95	22,085	5.02	21,256	6.17
Cash and due from banks	2,987		2,929		3,006
Premises and equipment	712		756		606
Customers’ acceptance liability	2		3		10
Net acquired property	1		2		6
Other assets of discontinued operations	234		564		15,120
Other assets (a)	6,816		6,659		5,919
Reserve for loan losses	(104)		(101)		(218))

Total assets	$33,269		$32,897		$45,705

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand	$132	2.43%	$133	2.74%	$141	3.70%
Money market and other savings accounts	5,664	1.53	5,785	1.56	5,387	2.88
Savings certificates	243	3.47	267	3.08	174	4.04
Other time deposits	1,343	1.88	657	2.35	715	4.43
Deposits in foreign offices	3,605	1.97	3,308	1.99	3,302	3.72

Total interest-bearing deposits	10,987	1.77	10,150	1.80	9,719	3.34
Federal funds purchased and securities under repurchase agreements	2,555	1.62	2,355	1.50	2,133	4.20
U.S. Treasury tax and loan demand notes	386	1.35	466	1.51	279	4.21
Term federal funds purchased	817	1.82	87	1.78	47	4.59
Commercial paper	68	1.77	56	1.75	372	4.61
Other funds borrowed	581	3.31	568	3.56	443	7.06
Notes and debentures (with original maturities over one year)	4,142	3.39	4,040	3.44	3,721	5.67
Trust-preferred securities	978	8.08	973	8.22	962	8.17

Total interest-bearing liabilities	20,514	2.42	18,695	2.50	17,676	4.28
Total noninterest-bearing deposits	6,931		7,354		7,002
Acceptances outstanding	2		3		10
Other liabilities of discontinued operations	234		564		15,120
Other liabilities (a)	2,321		2,916		2,206

Total liabilities	30,002		29,532		42,014
Shareholders’ equity (a)	3,267		3,365		3,691

Total liabilities and shareholders’ equity	$33,269		$32,897		$45,705

Rates
Yield on total interest-earning assets		4.95%		5.02%		6.17%
Cost of funds supporting interest-earning assets		2.19		2.11		3.56

Net interest margin:
Taxable equivalent basis		2.76%		2.91%		2.61%
Without taxable equivalent increments		2.70		2.86		2.57

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended			Six months ended
(dollar amounts in millions)	June 30, 2002	March 31, 2002	June 30, 2001 (a)	June 30, 2002	June 30, 2001 (a)

Staff expense	$458	$476	$366	$934	$734
Professional, legal and other purchased services	94	83	78	177	153
Net occupancy expense	60	63	53	123	105
Equipment expense	53	56	35	109	73
Business development	34	32	28	66	58
Communications expense	30	28	26	58	48
Amortization of goodwill	—	—	18	—	36
Amortization of other intangible assets	4	3	1	7	3
Other expense	27	31	22	58	40

Total operating expense	$760	$772	$627	$1,532	$1,250

Efficiency ratio excluding amortization of goodwill in 2001 (b)	70%	70%	65%	70%	65%

Average full-time equivalent staff	24,100	24,000	21,500	24,000	21,600

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)
Operating expense as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the second quarter 2001 venture capital fair value adjustments and gains on the sales of securities.

Operating expense decreased 1% (unannualized), in the second quarter of 2002 compared with the first quarter of 2002 primarily reflecting lower salaries and incentive expense in the second quarter of 2002, offset in part by higher professional, legal and other purchased services.

Operating expense for the second quarter 2002 was impacted by acquisitions, primarily the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network, and the adoption of FAS No. 142 which requires that goodwill no longer be amortized. Excluding the effect of acquisitions and the second quarter 2001 amortization of goodwill, operating expense increased 6% in the second quarter of 2002 compared with the second quarter of 2001. The increase reflected, in large part, expenses incurred in support of anticipated business growth. The increase in average full-time equivalent staff in the second quarter of 2002, compared with the prior-year period, primarily resulted from the Unifi acquisition.

Operating expense growth	2nd Qtr. 2002 over 1st Qtr. 2002 (unannualized)	2nd Qtr. 2002 over 2nd Qtr. 2001 (annualized) (a)	YTD 2002 over YTD 2001 (annualized) (a)

Operating expense growth	(1)%	6%	7%

(a)	Excludes the effect of acquisitions, and the second quarter 2001 and year-to-date 2001 amortization of goodwill.

Operating expense (continued)

Year-to-date 2002 compared with year-to-date 2001

Operating expense for the first six months of 2002 totaled $1.532 billion, a $282 million increase compared with the first six months of 2001. Excluding the effect of acquisitions and the first six months of 2001 amortization of goodwill, operating expense increased 7% in the first half of 2002 compared with the first half of 2001, due to expenses incurred in support of anticipated business growth.

Income taxes

The provision for income taxes from continuing operations totaled $161 million in the first half of 2002 compared with $168 million in the first half of 2001. The Corporation’s effective tax rate on income from continuing operations, excluding the special provision for credit losses, for the first half of 2002 was 34.2%, compared with 34.6% for the first half of 2001, excluding the impact of the amortization of non-tax deductible goodwill and excluding the effect of the second quarter 2001 venture capital fair value adjustments. It is currently anticipated that the effective tax rate for the remainder of 2002 will remain approximately the same as the first half of the year.

Asset/liability management

	Quarter ended
(average balances in millions)	June 30, 2002	March 31, 2002	June 30, 2001

Assets:
Money market investments	$2,128	$2,536	$2,331
Trading account securities	748	689	379
Securities	9,982	9,464	8,513
Loans	9,662	9,079	10,068
Funds allocated to discontinued operations	246	474	33

Total interest-earning assets	22,766	22,242	21,324
Noninterest-earning assets (a)	10,502	10,330	9,547
Reserve for loan losses	(104)	(101)	(218)

Total assets	$33,164	$32,471	$30,653

Funds supporting total assets:
Core funds	$26,316	$27,332	$25,605
Purchased funds (a)	6,848	5,139	5,048

Funds supporting total assets	$33,164	$32,471	$30,653

(a)	Excludes other assets and liabilities of discontinued operations.

The Corporation’s average interest-earning assets increased $524 million in the second quarter of 2002 compared with the first quarter of 2002 and increased $1.442 billion in the second quarter of 2002 compared with the second quarter of 2001. The increase compared with the first quarter of 2002 resulted from higher levels of loans and securities, partially offset by a lower level of money market investments. The increase compared with the prior-year period resulted from higher levels of securities available for sale and trading account securities.

Asset/liability management (continued)

Core funds, which are considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets, excluding other assets of discontinued operations. Average core assets increased $752 million in the second quarter of 2002 from the first quarter of 2002, reflecting a higher level of loans. Core funds averaged 131% of core assets in the second quarter of 2002 compared with 142% in the first quarter of 2002 and 132% in the second quarter of 2001. The excess of core funds over core assets are typically invested in securities.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, other funds borrowed, and funds allocated from discontinued operations, excluding other liabilities of discontinued operations. Purchased funds increased $1.709 billion in the second quarter of 2002 from the first quarter of 2002, due to an increase in federal funds purchased and other time deposits. As a percentage of total average assets, purchased funds were 21% in the second quarter of 2002 compared with 16% in both the first quarter of 2002 and second quarter of 2001.

Composition of loan portfolio

The loan portfolio at June 30, 2002, increased $1.279 billion compared with Dec. 31, 2001 and $298 million compared with June 30, 2001. The increases from the prior year periods primarily resulted from higher levels of commercial and financial and consumer credit loans. At June 30, 2002, the composition of the loan portfolio was 84% commercial and 16% consumer.

Composition of loan portfolio (in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001

Domestic loans and leases:
Commercial and financial	$4,565	$3,618	$4,405
Commercial real estate	2,433	2,536	2,337
Consumer credit	1,587	1,124	1,124
Lease finance assets	613	637	618

Total domestic loans and leases	9,198	7,915	8,484
International loans and leases	621	625	1,037

Total loans and leases, net of unearned discount	$9,819	$8,540	$9,521

Commercial and financial

At June 30, 2002, total domestic commercial and financial loans increased by $947 million, or 26%, compared with Dec. 31, 2001, and by $160 million, or 4%, compared with June 30, 2001. The increases resulted from a higher level of corporate and institutional services loans, primarily resulting from no longer referring transactions to Sweetwater Capital Corp., as discussed on pages 35 and 36. Sweetwater’s loan receivables totaled $25 million at June 30, 2002, $1.1 billion at Dec. 31, 2001, and $2.0 billion at

Composition of loan portfolio (continued)

June 30, 2001. Commercial and financial loans represented 46% of the total loan portfolio at June 30, 2002, compared with 42% at Dec. 31, 2001, and 46% at June 30, 2001. The table below presents a summary of domestic commercial and financial loans at June 30, 2002.

Domestic commercial and financial loans at June 30, 2002—by industry sector
(dollar amounts in millions)

			Contractual maturities
Industry sector	Commercial and financial loans	Investment grade (a)	<1 year		1-5 years		>5 years
Services	$ 459	55%	$234		$209		$16
Media	340	24%	45		207		88
Electrical and electronic equipment	293	95%	168		125		—
Mutual funds	275	95%	231		42		2
Electric and gas utilities	249	47%	198		51		—
Telecommunications	207	2%	202		5		—
Insurance	164	97%	62		102		—
Energy	153	72%	107		32		14
Wholesale trade	144	19%	104		38		2
Scientific and medical equipment	142	92%	104		38		—
Chemicals	132	35%	12		119		1
Paper and forestry products	124	55%	85		36		3
Capital goods	113	67%	54		59		—
Automotive	108	98%	80		28		—
Financial institutions (excluding captive finance companies)	77	91%	43		30		4
Captive finance companies	24	—%	—		24		—
Transportation	92	88%	22		68		2
Metals	84	74%	44		40		—
Food	83	94%	31		49		3
Public administration	56	71%	26		6		24
Health care	54	91%	37		17		—
Pharmaceuticals	53	100%	—		53		—
Other commercial and financial (b)	1,139	NM	NM		NM		NM

Total domestic commercial and financial	$ 4,565	63%(c)	55	%(c)	40	%(c)	5	%(c)
Lease finance assets	613	NM	NM		NM		NM
International loans and leases	621	NM	NM		NM		NM

Total	$5,799(d)	NM	NM		NM		NM

(a)
Investment grade loans are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans as a percentage of the related dollar amount of loans for each industry sector.

(b)	Includes loans originated by AFCO/CAFO, insurance premium financing subsidiaries.
(c)	Percentages exclude Other commercial and financial.
(d)	Excludes commercial real estate and consumer loans.
NM—Not relevant for this disclosure.

Composition of loan portfolio (continued)

Commercial real estate

At June 30, 2002, domestic commercial real estate loans decreased by $103 million, or 4%, compared with Dec. 31, 2001, and increased by $96 million, or 4%, compared with June 30, 2001. Domestic commercial real estate loans represented 25% of total loans at June 30, 2002, compared with 30% at Dec. 31, 2001, and 25% at June 30, 2001.

Consumer credit

Consumer credit, which principally consists of secured and unsecured personal credit lines and mortgages for customers in the Private Wealth Management sector, was $1.587 billion at June 30, 2002, an increase of $463 million, or 41%, from both Dec. 31, 2001, and June 30, 2001.

Lease finance assets

Lease finance assets, which represent large-ticket leases, totaled $613 million at June 30, 2002, compared with $637 million at Dec. 31, 2001, and $618 million at June 30, 2001. Large ticket lease assets will continue to run-off through repayments, possible sales and no new originations.

International loans and leases

Loans to international borrowers, which include the foreign subsidiaries of U.S. corporations, totaled $621 million at June 30, 2002, compared with $625 million at Dec. 31, 2001, and $1.037 billion at June 30, 2001. The decrease compared with June 30, 2001, was primarily due to decreased activity with large corporate customers and foreign banks. International loans represented 6% of the total loan portfolio at June 30, 2002, 7% at Dec. 31, 2001, and 11% at June 30, 2001.

Referral Arrangements With Asset-Backed Commercial Paper Entities

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFCO), a special purpose entity that issues commercial paper. TRFCO is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFCO was formed in 1990 and can issue up to $5 billion of commercial paper to purchase pools of receivables or asset-backed securities. The Bank operates as a referral agent and refers transactions to TRFCO. Loans or other assets are not transferred from the Bank to TRFCO. In addition, the Bank had also referred transactions to Sweetwater Capital Corp. (Sweetwater), that was formed in August 1999. Sweetwater issued commercial paper to make commercial loans to investment-grade and near investment-grade entities. Transactions are no longer being referred to Sweetwater, which is in the process of self-liquidation. The Bank performs all loan servicing and administrative services for TRFCO and Sweetwater. Fee revenue of $3 million was received from these entities in second quarter of 2002 and $5 million in the second quarter of 2001, for these services and the liquidity and credit support facilities discussed on the following page.

Composition of loan portfolio (continued)

TRFCO

Every transaction in TRFCO is structured to provide substantial loss protection and minimize credit risk. Transactions are overcollateralized with customer receivables and structured to the equivalent of an investment grade credit rating before consideration of any liquidity or credit support by the Bank. By agreement, liquidity support is provided by the Bank up to the full amount of commercial paper outstanding if collections on the receivable pools are not sufficient to cover associated commercial paper that has matured. Liquidity support is also provided in the event of noncredit related operational reasons, or if there were to be a systemic issue with the commercial paper market that would prevent the rollover of commercial paper. Finally, the Bank has also provided a letter of credit for TRFCO in support of the commercial paper issued. The maximum exposure for the letter of credit is the lesser of $400 million or 8% of the outstanding commercial paper.

At June 30, 2002, TRFCO’s receivables and commercial paper outstanding each totaled approximately $1.3 billion, a $300 million reduction from March 31, 2002. The letter of credit provided by the Bank in support of TRFCO’s commercial paper totaled $103 million at June 30, 2002. Since TRFCO’s formation in 1990, the Bank has not been required to provide any liquidity support or credit support under the letter of credit. In addition, the Bank has never purchased a receivable from TRFCO or recorded a credit loss related to its relationship with TRFCO. The Corporation intends to continue to refer transactions to TRFCO as a service to relationship customers seeking to finance their trade receivables in a cost effective manner.

Sweetwater

As discussed previously, Sweetwater is in the process of self-liquidation. At June 30, 2002, its receivables were reduced by customer contractual repayments to $25 million, approximately equal to commercial paper outstanding. At mid-July 2002, its receivables were $13 million. Sweetwater’s loans receivable totaled $1.1 billion at Dec. 31, 2001. Remaining loans and commercial paper are contractually scheduled to liquidate by the end of the third quarter of 2002. As with TRFCO, the Bank provides liquidity and credit support to Sweetwater. The required support, which is subject to contractual limits, is dynamic and changes to reflect the number of loans and the credit ratings of the borrowers as well as the aggregate exposure to each borrower. The Bank’s exposure under purchase agreements for providing credit and liquidity support at June 30, 2002, totaled $23 million.

Composition of loan portfolio (continued)

Summary of off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

(in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001
Commitments to extend credit:
Expire within one year	$13,515	$14,794	$15,790
Expire within one to five years	8,295	9,296	10,001
Expire over five years	138	167	472

Total	21,948	24,257	26,263
Standby letters of credit and foreign and other guarantees (b)	2,123	2,989	3,855
Commercial letters of credit (c)	46	38	29
Custodian securities lent with indemnification against broker default of return of securities	45,274	43,898	44,213

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 84 through 86 of the 2001 Financial Annual Report to Shareholders.
(b)	Net of participations and cash collateral totaling $432 million, $656 million and $276 million, respectively.
(c)	Net of participations and collateral totaling $28 million, $12 million and $16 million, respectively.

Total commitments to extend credit decreased $2.309 billion, or 10%, compared with Dec. 31, 2001, and decreased $4.315 billion, or 16%, compared with June 30, 2001. Commitments to extend credit expiring over one year at June 30, 2002, decreased $1.030 billion, or 11%, compared with Dec. 31, 2001, and decreased $2.040 billion, or 19%, compared with June 30, 2001, primarily due to efforts to reduce the Corporation’s exposure. The table on the following page presents a summary of unfunded commitments to extend credit at June 30, 2002.

Composition of loan portfolio (continued)

Unfunded commitments to extend credit at June 30, 2002
(dollar amounts in millions)

	Unfunded commitments to extend credit
				Commitment expiration
Industry sector (a)	Number of customers (b)	Commitments	Investment grade (c)	<1 year	1-5 years	>5 years	Memo: Loans
Financial institutions	63	$ 3,446	99%	$2,516	$930	$—	$101
Insurance	70	1,639	100%	978	661	—	164
Electric and gas utilities	66	1,540	99%	1,178	362	—	249
Energy	47	1,289	99%	863	426	—	153
Mutual funds	35	1,263	100%	1,184	79	—	275
Electrical and electronic equipment	49	1,162	90%	564	598	—	293
Capital goods	37	1,071	96%	560	511	—	113
Services	310	884	95%	475	407	2	459
Metals	42	793	95%	369	424	—	84
Media	32	768	91%	337	410	21	340
Telecommunications	8	748	100%	585	163	—	207
Chemicals	34	692	90%	309	383	—	132
Food	25	662	100%	232	430	—	83
Transportation	27	637	100%	397	217	23	92
Scientific and medical equipment	16	620	95%	333	287	—	142
Other commercial and financial	947	3,561	88%	2,079	1,461	21	2,912

Total commercial and financial (d)	1,808	$20,775	96%	$12,959	$7,749	$67	$5,799

Real estate	1,320	667	78%	310	345	12	2,433
Consumer	NM	506	NM	246	201	59	1,587

Total	NM	$21,948	NM	$13,515	$8,295	$138	$9,819

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments.
(b)	Number of customers represents those customers with available commitments.
(c)
Investment grade commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade commitments as a percentage of the related dollar amount of commitments for each industry sector.

(d)	Includes commercial and financial, lease finance and international loans and commitments.
NM—Not relevant for this disclosure.

Capital

Selected capital data (dollar amounts in millions, except per share amounts; common shares in thousands)	June 30, 2002	Dec. 31, 2001	June 30, 2001

Total shareholders’ equity	$3,271	$3,482	$3,443
Total shareholders’ equity to assets ratio	9.66%	9.79%	7.92%

Tangible shareholders’ equity (a)	$1,636	$1,986	$2,369
Tangible shareholders’ equity to assets ratio (b)	5.08%	5.84%	5.60%

Tier I capital ratio (c)(d)	7.72%	8.81%	7.31%
Total (Tier I plus Tier II) capital ratio (c)(d)	12.67%	13.65%	11.82%
Leverage capital ratio (c)(d)	6.69%	6.31%	6.28%
Total Tier I capital (d)	$2,092	$2,586	$2,788
Total (Tier I plus Tier II) capital (d)	$3,430	$4,006	$4,509
Total risk-adjusted assets (d)	$27,083	$29,347	$38,161
Average assets—leverage capital basis (d)	$31,282	$40,958	$44,403

Book value per common share	$7.52	$7.80	$7.33
Tangible book value per common share	$3.76	$4.45	$5.04

Closing common stock price per share	$31.43	$37.62	$46.00
Market capitalization	$13,677	$16,798	$21,621
Common shares outstanding	435,151	446,509	470,030

(a)
Includes $24 million, $52 million and $79 million, respectively, of minority interest. In addition, includes $397 million, $299 million and $198 million, respectively, of tax benefits related to tax deductible goodwill and intangible assets.

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

The Corporation’s equity to assets capital ratios at June 30, 2002, compared with June 30, 2001, reflect the positive effect of a smaller balance sheet, offset in part by the effect of common stock repurchases. The improvement in the leverage capital ratio was primarily due to lower average total assets as a result of the completed dispositions. The risk-based capital ratios include discontinued operations.

During the second quarter of 2002, 7.2 million shares of common stock were repurchased at a purchase price of $275 million for an average share price of $38.30 per share. Share repurchases in the first six months of 2002 totaled 14.3 million shares at a purchase price of $539 million for an average share price of $37.70 per share. Common shares outstanding at June 30, 2002, were 16.9% lower than at Dec. 31, 1998, an 88.7 million share reduction, net of shares reissued primarily for employee benefit plan purposes, resulting from stock repurchases of $4.4 billion, at an average share price of $37.36 per share. At June 30, 2002, an additional 8.1 million common shares were available for repurchase under a 25 million share repurchase program authorized by the board of directors in November 2001.

Capital (continued)

Common shares outstanding (in millions)	Second Quarter 2002	Year-to-date 2002	Full Year 2001

Beginning shares outstanding	441.0	446.5	486.7
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.4	3.0	10.8	(b)
Shares repurchased (a)	(7.2)	(14.3)	(51.0	)(b)

Ending shares outstanding	435.2	435.2	446.5

(a)
Purchase price of $275 million, $539 million and $2.013 billion, respectively, for an average share price of $38.30, $37.70 and $39.51, respectively, for the second quarter 2002, the first six months of 2002 and the full-year 2001.

(b)	Includes shares purchased and issued as part of the purchase price of Eagle Investment Systems.

Regulatory capital

For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Corporation’s banking subsidiaries qualified as well capitalized at June 30, 2002. The Corporation intends to maintain the ratios of its banking subsidiaries above the well-capitalized levels. By maintaining ratios above the regulatory well-capitalized guidelines, the Corporation’s banking subsidiaries receive the benefit of lower FDIC deposit insurance assessments.

In April 2002, new regulatory capital requirements for banks, bank holding companies and financial holding companies holding equity investments in nonfinancial companies and/or holding equity investments made under the new merchant banking authority granted by the Gramm-Leach-Bliley Act became effective. In general, the rules require that certain percentages, ranging from 8% to 25%, of an institution’s equity investments be deducted from Tier I capital. The capital charges increase in steps as the level of an institution’s overall exposure to equity investment activities in nonfinancial companies increases relative to the institution’s level of Tier I capital. The Corporation’s regulatory capital ratios were not materially impacted by these regulatory capital requirements.

Acquisition-related intangibles

Acquisition-related intangibles (in millions)	June 30, 2002		Dec. 31, 2001	June 30, 2001

Goodwill	$1,954		$1,750	$1,329
Other identified intangibles	102		97	22

Total acquisition-related intangibles	$2,056	(a)	$1,847	$1,351

(a)	At June 30, 2002, $1.049 billion is tax deductible and $1.007 billion is non-tax deductible.

The $209 million increase in acquisition-related intangibles from Dec. 31, 2001, primarily resulted from goodwill and intangible assets recognized from the January 2002 acquisition of Unifi Network. In accordance with new accounting standards regarding business combinations and related accounting for goodwill and intangible assets, goodwill is not being amortized. See Note 2 for a further discussion of the new accounting standards and additional disclosures related to intangibles. Also see page 7 for 2001 results excluding amortization of goodwill in 2001.

Liquidity and dividends

The Corporation’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms, including during periods of market or financial stress. The Corporation’s overall approach to liquidity management is to acquire sources of liquidity that are sufficient in amount and diversity to accommodate changes in loan demand and core funding routinely without a material adverse impact on net income. The Corporation’s liquidity position is managed by maintaining adequate levels of liquid assets, such as money market assets and securities available for sale. Additional liquidity is available through the Corporation’s ability to participate or sell commercial loans and to securitize selected loan portfolios. The parent Corporation also has a $300 million revolving credit agreement with, at June 30, 2002, approximately 12 months remaining until maturity, as well as $500 million of unused capacity under an effective debt shelf registration statement.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $364 million during the first six months of 2002 to $2.813 billion. The decrease resulted from $551 million of net cash used in operating activities and $356 million of net cash used in financing activities, partially offset by $528 million of net cash provided by investing activities. Net cash used in operating activities primarily resulted from the payment of income taxes on the net gain on the sale of discontinued operations and the payment of incentives and bonuses earned in 2001 and paid in the first quarter of 2002. Net cash used in financing activities primarily reflected a decrease in customer deposits, and the repurchase of common stock partially offset by an increase in other funds borrowed. Net cash provided by investing activities primarily resulted from a lower level of money market investments, partially offset by net advances of loans.

Contractual maturities of the Corporation’s long-term debt totaled $5 million during the second quarter of 2002. Contractual maturities of long-term debt will total approximately $404 million in the remainder of 2002, of which $400 million is parent term debt. In June 2002, the Corporation issued $400 million of 4.875% Senior Notes maturing in 2007. The Corporation’s and Mellon Bank, N.A.’s senior and subordinated debt ratings are presented in the table below. Mellon Bank, N.A. currently has double-A long-term deposit ratings from all major credit rating agencies.

Senior and subordinated debt ratings at June 30, 2002	Standard & Poor’s	Moody’s	Fitch

Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

The Corporation paid $106 million in common stock dividends in the first six months of 2002, compared with $220 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 48% in the second quarter of 2002 on a dividend of $.12 per share compared with 210% in the second quarter of 2001 on a dividend of $.24 per share. The ratio in the second quarter of 2001 was significantly impacted by the venture capital fair value adjustments and by the loss from discontinued operations. Based upon shares outstanding at June 30, 2002, and the current quarterly common dividend rate of $.12 per share, the annualized common stock dividend cash requirement would be approximately $210 million.

Liquidity and dividends (continued)

The parent Corporation’s principal sources of cash are interest and dividends from its subsidiaries. The ability of national and state member bank subsidiaries to pay dividends to the parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see note 22 in the Corporation’s 2001 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2002, of approximately $550 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between July 1, 2002, and the date of any such dividend declaration.

Interest rate sensitivity analysis

The objective of interest rate risk management is to manage the effects that interest rate fluctuations have on net interest revenue and on the net present value of the Corporation’s assets, liabilities and derivative instruments. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which the Corporation’s long-term interest rate exposure is evaluated. These analyses provide an understanding of the range of potential impacts on net interest revenue caused by interest rate movements.

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

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets; U.S. government and federal agency securities; municipal securities; mortgage-backed securities; asset-backed securities; fixed-rate wholesale term funding; and interest rate swaps. The table on the following page illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or 50 and 100 basis point parallel shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the second quarter of 2002, the impact of a 200 basis point downward shift is not shown in the table on the following page. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at June 30, 2002, assuming that the level of loan fees remains unchanged and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the June 30, 2002, levels and remaining at those levels thereafter.

Interest rate sensitivity analysis (continued)

Interest rate simulation sensitivity analysis	Movements in interest rates from June 30, 2002 rates

	Increase						Decrease
Simulated impact in the next 12 months compared with June 30, 2002:	+50 bp		+100 bp		+200 bp		-50 bp		-100 bp
Net interest revenue increase (decrease)	(0.1)%		(0.7)%		(2.7)%		(0.6)%		(2.8)%
Earnings per share increase (decrease)	$—		$(.01)		$(.02)		$(.01)		$(.02)
Return on equity increase (decrease)	(1	)bp	(8	)bp	(32	)bp	(7	)bp	(32	)bp

The anticipated impact on net interest revenue under various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both June 30, 2002, and June 30, 2001. The simulation results reflect the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

Managing interest rate risk with derivative instruments

By policy, the Corporation will not enter into any new derivative contracts that, when aggregated into the total corporate interest rate exposure, would cause the Corporation to exceed its established interest rate risk limits. Interest rate swaps—including callable and basis swaps—caps and floors, financial futures and forwards and financial options have been approved by the board of directors for managing the overall corporate interest rate exposure. The use of financial futures, forwards and option contracts is permitted provided that: the transactions occur in a market with a size that reasonably ensures sufficient liquidity; the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with a credit-approved counterparty; and the types of contracts have been authorized for use by the Finance Committee. These instruments provide the Corporation flexibility in adjusting its interest rate risk position. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell a specified instrument in the future at specified prices. Interest rate options represent contracts that allow the holder the right, but not the obligation to either purchase or sell a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Corporation with the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. By using derivative instruments to manage interest rate risk, the desired effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin. Use of derivative instruments for speculative purposes is not permitted outside of those areas designated as trading and is controlled with specific authorizations and limits. The derivative instruments used to manage the Corporation’s interest rate risk are shown in the table on the following page. Additional information regarding these contracts is presented in note 24 in the Corporation’s 2001 Financial Annual Report to Shareholders.

Interest rate sensitivity analysis (continued)

Maturities of derivative instruments used to manage interest rate risk

							Total at June 30,
(notional amounts in millions)	2002	2003	2004	2005	2006	2007+	2002

Receive fixed/pay floating generic swaps (a):
Notional amount	$—	$250	$200	$550	$300	$1,000	$2,300
Weighted average rate:
Receive	—	6.64%	6.00%	6.76%	5.89%	5.81%	6.16%
Pay	—	1.90%	1.90%	1.94%	1.89%	1.90%	1.91%
Receive fixed/pay floating callable swaps (b):
Notional amount	$—	$—	$—	$—	$—	$500	$500
Weighted average rate:
Receive	—	—	—	—	—	7.72%	7.72%
Pay	—	—	—	—	—	2.77%	2.77%
Pay fixed/receive floating generic swaps (a):
Notional amount	$752	$2,106	$6	$3	$—	$—	$2,867
Weighted average rate:
Receive	1.87%	1.84%	2.55%	2.55%	—	—	1.85%
Pay	3.51%	2.75%	5.15%	5.15%	—	—	2.95%

Total notional amount	$752	$2,356	$206	$553	$300	$1,500	$5,667

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.
(b)
These callable swaps are generic swaps with a call option at the option of the counterparty beginning Dec. 1, 2006. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at June 30, 2002, are shown in this table.

The table below presents the gross notional amounts of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was approximately $2.8 billion higher at June 30, 2002, compared with June 30, 2001. In the fourth quarter of 2001, the Corporation entered into $2.7 billion of pay fixed/receive floating interest rate swaps to adjust its interest rate risk position following the sale of fixed rate deposits included in the Citizens transaction. The notional amounts shown in the table above and the table below should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

Interest rate swaps used to manage interest rate risk	June 30, 2002	Dec. 31, 2001	June 30, 2001
(in millions)

Instruments associated with long term debt and trust-preferred securities	$3,200	$2,800	$2,850
Instruments associated with deposits	2,450	2,450	—
Instruments associated with loans	17	18	21

Total notional amount (a)	$5,667	$5,268	$2,871

(a)
The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $142 million at June 30, 2002, $90 million at Dec. 31, 2001, and $64 million at June 30, 2001. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which includes derivative instruments used for risk management purposes and derivative instruments used for trading activities.

Interest rate sensitivity analysis (continued)

The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $22 million and $43 million in the second quarter and first six months of 2002, compared with interest revenue of $10 million and $9 million in the second quarter and first six months of 2001. The estimated unrealized fair value of the Corporation’s risk management derivative instruments at June 30, 2002, was a positive $144 million, compared to a positive $109 million at Dec. 31, 2001, and a positive $49 million at June 30, 2001. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long term subordinated debt to floating rate debt and, to a lesser degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the six months ended June 30, 2002.

Cash Flow Hedges

The Corporation uses interest rate swaps to convert money market deposits to fixed rate deposits and floating rate long term debt to fixed rate debt. The deposits and floating rate debt are changed to fixed rate by entering into pay fixed/receive floating swaps. Ineffectiveness of less than $1 million was recorded for the six months ended June 30, 2002.

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

During the next 12 months, $9 million of losses, net of tax, on derivative instruments currently in accumulated other comprehensive results related to the interest rate swaps are expected to be reclassified to interest expense as a yield adjustment of the hedged obligation. The maximum term over which the Corporation is hedging its exposure to variability of future cash flows is 2 years.

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

The financial risk associated with trading positions is managed by assigning position limits and stop-loss guidance amounts to individual activities. The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Value-at-risk measures the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Position limits are assigned to each family of financial instruments eligible for trading such that the aggregate value-at-risk in these activities at any point in time will not exceed a specified limit given a significant market movement. The extent of market movement deemed to be significant is based upon an analysis of the historical volatility of individual instruments that would cover 95% of likely daily market movements. The loss analysis includes the derivative instruments used for trading activities as well as the financial assets and liabilities that are classified as trading positions on the balance sheet. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $6 million at June 30, 2002, and $5 million at Dec. 31, 2001.

Derivative instruments used for trading activities (a)

	June 30,	Dec. 31,	June 30,
(notional amounts in millions)	2002	2001	2001

Foreign currency contracts (b):
Commitments to purchase	$22,185	$16,754	$17,049
Commitments to sell	20,133	17,016	17,316
Foreign currency option contracts purchased	9,833	4,877	1,172
Foreign currency option contracts written	8,902	5,977	1,360
Interest rate agreements (b):
Interest rate swaps	9,814	11,170	11,435
Options, caps and floors purchased	1,049	1,251	1,278
Options, caps and floors written	1,288	1,862	1,629
Futures and forward contracts	11,929	14,068	13,198
Other products	239	219	656

(a)
The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $1,253 million at June 30, 2002, $687 million at Dec. 31, 2001, and $630 million at June 30, 2001.

(b)
The credit risk associated with foreign currency contracts and interest rate agreements is calculated after considering master netting agreements, which includes derivative instruments used for trading activities and derivative instruments used for risk management purposes.

Provision and reserves for credit exposure

The provision for credit losses totaled $160 million in the second quarter of 2002, including a special provision recorded in large part for credit exposure related to customers that have been associated with recent allegations of accounting irregularities. Net credit losses totaled $7 million. Of the special provision, $20 million was recorded in a liability account for credit exposure resulting from unfunded commitments. At June 30, 2002, $51 million was reserved for unfunded commitments, which together with the loan loss reserve of $242 million results in a total reserve for credit exposure of $293 million at June 30, 2002, compared with $138 million at March 31, 2002, and $236 million at June 30, 2001. The reserve for loan losses as a percentage of loans was 2.47% at June 30, 2002, compared with 1.11% at March 31, 2002, and 2.28% at June 30, 2001. This reserve as a percentage of nonperforming loans was 138% at June 30, 2002, 143% at March 31, 2002, and 175% at June 30, 2001. For a discussion of the Corporation’s accounting policies related to reserves for credit losses, see pages 44 and 45 of the Corporation’s 2001 Financial Annual Report to Shareholders.

Provision and reserves for credit exposure (continued)
Reserve activity (a)	June 30, 2002		March 31, 2002		June 30, 2001
Quarter ended (dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments

Reserves at beginning of period	$106	$32	$96	$42	$219	$37
Credit losses:
Domestic:
Commercial and financial	(4)	—	(2)	—	(19)	—
Consumer credit	—	—	(1)	—	—	—
Lease finance assets	(4)	—	—	—	—	—

Total domestic	(8)	—	(3)	—	(19)	—
International	—	—	—	—	(1)	—

Total credit losses	(8)	—	(3)	—	(20)	—

Recoveries:
Domestic:
Commercial and financial	1	—	—	—	—	—

Total domestic	1	—	—	—	—	—
International	—	—	—	—	—	—

Total recoveries	1	—	—	—	—	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	(3)	—	(2)	—	(19)	—
Consumer credit	—	—	(1)	—	—	—
Lease finance assets	(4)	—	—	—	—	—

Total domestic	(7)	—	(3)	—	(19)	—
International	—	—	—	—	(1)	—

Total net credit losses	(7)	—	(3)	—	(20)	—
Provision for credit losses	140	20	4	—	1	—
Net change in reserves from transfers and other activity	3	(1)	9	(10)	17	(18)

Reserves at end of period (b)	$242	$51	$106	$32	$217	$19

Annualized net credit losses to average loans	.26%	NM	.15%	NM	.79%	NM
Reserve for loan losses as a percentage of total loans (c)	2.47%	NM	1.11%	NM	2.28%	NM
Reserve for loan losses as a percentage of nonperforming loans (c)	138%	NM	143%	NM	175%	NM

(a)
In the second quarter of 2002, the Corporation began to record the reserve for loan commitments in a liability account. Previously, any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

(b)	Total reserve for credit exposure was $293 million at June 30, 2002, $138 million at March 31, 2002, and $236 million at June 30, 2001.
(c)	At period end.
NM—Not relevant for this disclosure.

Provision and reserves for credit exposure (continued)

Reserve activity (a)	June 30, 2002		June 30, 2001
Six months ended (dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments

Reserves at beginning of period	$96	$42	$254	$18
Credit losses:
Domestic:
Commercial and financial	(6)	—	(20)	—
Consumer credit	(1)	—	—	—
Lease finance assets	(4)	—	—	—

Total domestic	(11)	—	(20)	—
International	—	—	(1)	—

Total credit losses	(11)	—	(21)	—

Recoveries:
Domestic:
Commercial and financial	1	—	—	—

Total domestic	1	—	—	—
International	—	—	—	—

Total recoveries	1	—	—	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	(5)	—	(20)	—
Consumer credit	(1)	—	—	—
Lease finance assets	(4)	—	—	—

Total domestic	(10)	—	(20)	—
International	—	—	(1)	—

Total net credit losses	(10)	—	(21)	—
Provision for credit losses	144	20	(14)	—
Net change in reserves from transfers and other activity	12	(11)	(2)	1

Reserves at end of period (b)	$242	$51	$217	$19

Annualized net credit losses to average loans	.21%	NM	.42%	NM

(a)
In the second quarter of 2002, the Corporation began to record the reserve for loan commitments in a liability account. Previously, any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

(b)	Total reserve for credit exposure was $293 million at June 30, 2002, and $236 million at June 30, 2001.
NM—Not relevant for this disclosure.

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

Nonperforming assets increased $101 million compared with March 31, 2002, and $48 million compared with June 30, 2001. The increase compared with the prior periods resulted from the addition to nonperforming status of a $100 million loan to WorldCom, Inc. WorldCom, Inc. filed for Chapter 11 bankruptcy protection on July 21, 2002. Of the $176 million of total nonperforming assets at June 30, 2002, $100 million was to WorldCom, Inc. and $39 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001.

Nonperforming assets	June 30,	March 31,	Dec. 31,	June 30,
(dollar amounts in millions)	2002	2002	2001	2001

Nonaccrual loans:
Commercial and financial	$151	$55	$42	$121
Consumer credit	4	2	2	2
Commercial real estate	11	3	1	1
Lease finance assets	9	14	14	—

Total nonaccrual loans	175	74	59	124
Restructured loans	—	—	—	—

Total nonperforming loans (a)	175	74	59	124
Acquired property:
Real estate acquired	1	1	2	3
Other assets acquired	—	—	1	1

Total acquired property	1	1	3	4

Total nonperforming assets	$176	$75	$62	$128

Nonperforming loans as a percentage of total loans	1.78%	.77%	.69%	1.30%
Nonperforming assets as a percentage of total loans and net acquired property	1.79%	.79%	.72%	1.34%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	7.55%	3.00%	2.30%	4.24%

(a)
Includes $116 million, $32 million, $16 million, and $52 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 66%, 43%, 27%, and 42%, respectively, of total nonperforming loans.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended June 30,
	2002
	Commercial & financial	Consumer credit	Commercial real estate	Lease finance assets	Total
(in millions)					2002	2001

Nonperforming loans at March 31	$55	$2	$3	$14	$74	$186
Additions	108	2	8	—	118	42
Payments (a)	(8)	—	—	(1)	(9)	(84)
Return to accrual status	—	—	—	—	—	—
Credit losses	(4)	—	—	(4)	(8)	(20)

Nonperforming loans at June 30	$151	$4	$11	$9	$175	$124

(a)	Includes interest applied to principal and sales.

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

Past-due loans
	June 30, 2002			March 31, 2002			June 30, 2001
Days past-due (dollar amounts in millions)	30–59	60-89	90+	30-59	60-89	90+	30-59	60-89	90+

Consumer	$12	$5	$3	$10	$—	$—	$7	$7	$1
Commercial & financial	3	6	—	28	2	1	3	1	1
Commercial real estate	1	1	—	—	—	—	—	—	—

Total past-due loans	$16	$12	$3	$38	$2	$1	$10	$8	$2

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Six months ended
		June 30, 2002	March 31, 2002	June 30, 2001 (a)	June 30, 2002	June 30, 2001 (a)
(in millions, except per share amounts)

Noninterest	Trust and investment fee revenue	$768	$775	$638	$1,543	$1,256
revenue	Cash management revenue	71	68	61	139	114
	Foreign currency and securities trading revenue	43	39	47	82	102
	Financing-related revenue	38	34	38	72	78
	Equity investment revenue	(5)	21	(146)	16	(140)
	Other	8	6	13	14	18

	Total fee and other revenue	923	943	651	1,866	1,428
	Gains on sales of securities	—	—	—	—	—

	Total noninterest revenue	923	943	651	1,866	1,428

Net interest	Interest revenue	275	269	345	544	715
revenue	Interest expense	123	113	208	236	438

	Net interest revenue	152	156	137	308	277
	Provision for credit losses	160	4	1	164	(14)

	Net interest revenue after provision for credit losses	(8)	152	136	144	291

Operating	Staff expense	458	476	366	934	734
expense	Professional, legal and other purchased services	94	83	78	177	153
	Net occupancy expense	60	63	53	123	105
	Equipment expense	53	56	35	109	73
	Business development	34	32	28	66	58
	Communications expense	30	28	26	58	48
	Amortization of goodwill	—	—	18	—	36
	Amortization of other intangible assets	4	3	1	7	3
	Other expense	27	31	22	58	40

	Total operating expense	760	772	627	1,532	1,250

Income	Income from continuing operations before income taxes	155	323	160	478	469
	Provision for income taxes	49	112	58	161	168

	Income from continuing operations	106	211	102	317	301
	Discontinued operations:
	Income from operations after-tax	1	2	54	3	119
	Net gain (loss) on disposals after-tax	2	3	(101)	5	(101)

	Income (loss) from discontinued operations (net of applicable tax expense of $1, $3, $(4), $4 and $35)	3	5	(47)	8	18

	Net income	$109	$216	$55	$325	$319

Earnings	Continuing operations:
per share	Basic	$.24	$.48	$.22	$.72	$.63
	Diluted	$.24	$.47	$.21	$.71	$.62
	Net income:
	Basic	$.25	$.49	$.12	$.74	$.67
	Diluted	$.25	$.48	$.12	$.73	$.66

	Continuing operations—excluding goodwill amortization in 2001 (b):
	Basic	$.24	$.48	$.25	$.72	$.70
	Diluted	$.24	$.47	$.25	$.71	.69

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)	See the table in Note 2 on page 61 for additional information.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		June 30, 2002	Dec. 31, 2001 (a)	June 30, 2001 (a)

Assets	Cash and due from banks	$2,813	$3,177	$2,571
	Interest-bearing deposits with banks	1,645	4,119	2,144
	Federal funds sold and securities under resale agreements	495	926	532
	Other money market investments	137	146	160
	Trading account securities	719	638	280
	Securities available for sale	9,515	8,795	9,716
	Investment securities (approximate fair value of $670, $786, and $911)	648	768	899
	Loans, net of unearned discount of $39, $42 and $50	9,819	8,540	9,521
	Reserve for loan losses	(242)	(96)	(217)

	Net loans	9,577	8,444	9,304
	Customers’ acceptance liability	2	3	4
	Premises and equipment	701	631	615
	Goodwill	1,954	1,750	1,329
	Other intangibles	102	97	22
	Assets of discontinued operations	54	1,426	11,272
	Other assets	5,504	4,643	4,624

	Total assets	$33,866	$35,563	$43,472

Liabilities	Noninterest-bearing deposits in domestic offices	$8,724	$9,537	$6,382
	Interest-bearing deposits in domestic offices	7,472	7,604	6,388
	Deposits in foreign offices	3,400	3,574	3,415

	Total deposits	19,596	20,715	16,185
	Federal funds purchased and securities under repurchase agreements	1,013	825	988
	Other funds borrowed	634	560	272
	U.S. Treasury tax and loan demand notes	631	106	106
	Commercial paper	19	8	415
	Term federal funds purchased	150	47	40
	Acceptances outstanding	2	3	4
	Other liabilities	2,904	3,608	2,263
	Notes and debentures (with original maturities over one year)	4,492	4,045	3,762
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	1,006	991	978
	Liabilities of discontinued operations	148	1,173	15,016

	Total liabilities	30,595	32,081	40,029

Shareholders’ equity	Common stock—$.50 par value
	Authorized—800,000,000 shares
	Issued—588,661,920 shares	294	294	294
	Additional paid-in capital	1,878	1,870	1,860
	Retained earnings	5,268	5,087	4,290
	Accumulated unrealized gain (loss), net of tax	56	30	(30)
	Treasury stock of 153,511,227; 142,153,053; and 118,632,116 shares, at cost	(4,225)	(3,799)	(2,971)

	Total shareholders’ equity	3,271	3,482	3,443

	Total liabilities and shareholders’ equity	$33,866	$35,563	$43,472

(a)
In the second quarter of 2002, the Corporation began to record the reserve for loan commitments in a liability account. Previously any such reserve was included in the reserve for credit losses. Prior period amounts have been reclassified.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Six months ended June 30,
(in millions)		2002	2001

Cash flows from operating activities	Net income	$325	$319
	Income from discontinued operations	8	18

	Net income from continuing operations	317	301
	Adjustments to reconcile net income to net cash (used in) provided by operating activities:
	Amortization of goodwill and other intangible assets	7	39
	Depreciation and other amortization	68	46
	Deferred income tax (benefit) expense	(122)	3
	Provision for credit losses	164	(14)
	Net gains on dispositions of acquired property	(1)	(1)
	Net decrease in accrued interest receivable	9	1
	Net (increase) decrease in trading account securities	(71)	9
	Net increase in accrued interest payable, net of amounts prepaid	25	6
	Net decrease in incentives and bonuses payable	(312)	(290)
	Net effect of discontinued operations	(446)	5,091
	Net (decrease) increase from other operating activities	(189)	145

	Net cash (used in) provided by operating activities	(551)	5,336

Cash flows from investing activities	Net decrease (increase) in term deposits and other money market investments	2,483	(214)
	Net decrease in federal funds sold and securities under resale agreements	431	1,286
	Purchases of securities available for sale	(4,840)	(27,848	)(a)
	Proceeds from sales of securities available for sale	1,299	722
	Proceeds from maturities of securities available for sale	2,878	25,442	(a)
	Purchases of investment securities	—	(7)
	Proceeds from maturities of investment securities	120	128
	Net principal (advances) repayments of loans to customers	(1,483)	151
	Loan portfolio purchases	(21)	—
	Proceeds from the sales and securitizations of loan portfolios	208	514
	Purchases of premises and equipment	(139)	(99)
	Net cash disbursed in purchase of Unifi Network	(285)	—
	Net (decrease) increase from other investing activities	(123)	52

	Net cash provided by investing activities	528	127

(a)	See Note 4 of Notes to Financial Statements for an explanation of amounts.

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Six months ended June 30,
(in millions)		2002	2001

Cash flows from financing activities	Net decrease in deposits	(1,119)	(4,910)
	Net increase (decrease) in federal funds purchased and securities under repurchase agreements	188	(83)
	Net increase (decrease) in other funds borrowed	599	(426)
	Net increase in term federal funds purchased	103	8
	Net increase in commercial paper	11	300
	Repayments of longer-term debt	(5)	(124)
	Net proceeds from issuance of longer-term debt	397	309
	Dividends paid on common stock	(106)	(220)
	Proceeds from issuance of common stock	30	36
	Repurchase of common stock	(539)	(912)
	Net increase (decrease) from other financing activities	85	(84)

	Net cash used in financing activities	(356)	(6,106)
	Effect of foreign currency exchange rates	15	(4)

Change in cash and due from banks	Net decrease in cash and due from banks	(364)	(647)
	Cash and due from banks at beginning of period	3,177	3,218

	Cash and due from banks at end of period	$2,813	$2,571

Supplemental disclosures	Interest paid	$211	$432
	Net income taxes paid (b)	736	189

(b)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at March 31, 2002	$294	$1,875	$5,230	$10	$(4,000)	$3,409
Comprehensive results:
Net income	—	—	109	—	—	109
Other comprehensive results, net of tax	—	—	—	46	—	46

Total comprehensive results	—	—	109	46	—	155
Dividends on common stock at $.12 per share	—	—	(53)	—	—	(53)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	—	—	2	2
Exercise of stock options	—	3	(9)	—	14	8
Repurchase of common stock	—	—	—	—	(275)	(275)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	7	6
Other	—	—	(8)	—	27	19

Balance at June 30, 2002	$294	$1,878	$5,268	$56	$(4,225)	$3,271

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2001 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at March 31, 2001	$294	$1,852	$4,378	$6	$(2,652)	$3,878
Comprehensive results:
Net income	—	—	55	—	—	55
Other comprehensive results, net of tax	—	—	—	(36)	—	(36)

Total comprehensive results	—	—	55	(36)	—	19
Dividends on common stock at $.24 per share	—	—	(114)	—	—	(114)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	6	6
Exercise of stock options	—	8	(23)	—	35	20
Repurchase of common stock	—	—	—	—	(384)	(384)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	6	5
Other	—	—	(5)	—	18	13

Balance at June 30, 2001	$294	$1,860	$4,290	$(30)	$(2,971)	$3,443

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

Six months ended June 30, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2001	$294	$1,870	$5,087	$30	$(3,799)	$3,482
Comprehensive results:
Net income	—	—	325	—	—	325
Other comprehensive results, net of tax	—	—	—	26	—	26

Total comprehensive results	—	—	325	26	—	351
Dividends on common stock at $.24 per share	—	—	(106)	—	—	(106)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	5	5
Exercise of stock options	—	8	(21)	—	35	22
Repurchase of common stock	—	—	—	—	(539)	(539)
Common stock issued under the Employee Stock Purchase Plan	—	—	(3)	—	14	11
Other	—	—	(14)	—	59	45

Balance at June 30, 2002	$294	$1,878	$5,268	$56	$(4,225)	$3,271

Mellon Financial Corporation (and its subsidiaries)

Six months ended June 30, 2001 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2000	$294	$1,837	$4,270	$(38)	$(2,211)	$4,152
Comprehensive results:
Net income	—	—	319	—	—	319
Other comprehensive results, net of tax	—	—	—	8	—	8

Total comprehensive results	—	—	319	8	—	327
Dividends on common stock at $.46 per share	—	—	(220)	—	—	(220)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	10	10
Exercise of stock options	—	21	(64)	—	94	51
Repurchase of common stock	—	—	—	—	(912)	(912)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	6	5
Other	—	2	(14)	—	42	30

Balance at June 30, 2001	$294	$1,860	$4,290	$(30)	$(2,971)	$3,443

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1—  Basis of presentation

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

Note 2—  Adoption of new accounting standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 was issued in August 2001 and became effective Jan. 1, 2002. Statement No. 144 requires that an impairment loss must be recognized if the carrying amount of a long-lived asset exceeds its undiscounted identifiable cash flows. Any impairment loss must be measured as the difference between the carrying amount and the fair value of the asset. A long-lived asset to be disposed of by sale must be measured at the lower of its carrying amount or fair value less costs to sell. Depreciation must cease when the disposal plan is established. For a long-lived asset that will be disposed of other than by sale, the depreciable life of the asset must be revised in accordance with APB Opinion No. 20, “Accounting Changes.”

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—  Adoption of new accounting standards (continued)

In connection with Statement No. 142’s transitional goodwill impairment evaluation, the Statement requires that the Corporation perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired. As required by FAS No. 142, initial testing for goodwill impairment was completed by June 30, 2002, and it was determined that no adjustments for impairment were needed.

Acquired intangible assets

Amortized intangible assets	June 30, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization

Technology based	$44	$(3)
Customer base	43	(3)
Other	39	(18)

Total	$126	$(24)

There are no intangible assets that are not being amortized at June 30, 2002. Intangible assets are amortized over their estimated useful lives. Amortization expense totaled $4 million, $3 million and $1 million, in the second quarter of 2002, first quarter of 2002, and the second quarter of 2001, respectively, and $7 million and $3 million in the first six months of 2002 and the first six months of 2001, respectively. Based upon the current level of intangible assets, the annual amortization expense is expected to be approximately $13 million for each of the years 2002 through 2004, and $11 million for each of the years 2005 through 2007. For the full-year 2002, using common shares and equivalents outstanding at June 30, 2002, the after-tax impact of the annual amortization expense is expected to be approximately $12 million, or approximately $.03 per share. The after-tax impact of the annual amortization expense for the years 2003 through 2007 is expected to be approximately $12 million, $12 million, $10 million, $10 million and $10 million, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—  Adoption of new accounting standards (continued)

Goodwill

The table below shows the changes to goodwill for each of the core business sectors for the six months ended June 30, 2002.

Goodwill (in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Human Resources Services	Treasury Services	Total Core Sectors

Balance at Dec. 31, 2001	$495	$228	$320	$275	$240	$192	$1,750
Acquired goodwill	50	—	—	—	159	—	209
Purchase price adjustments	(2)	(3)	—	—	—	—	(5)

Balance at June 30, 2002	$543	$225	$320	$275	$399	$192	$1,954

The increase in goodwill was due to the January 2002 acquisition of Unifi Network, which was assigned to the Human Resources Services sector and the May 2002 acquisition of the remaining 5% interest in Newton Management Limited, which is included in the Institutional Asset Management sector. For additional details of the business sectors, see pages 8 through 21. No charges for goodwill impairment were recognized in the first half of 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—  Adoption of new accounting standards (continued)

Transitional disclosures

Adjusted 2001 financial results—excluding the amortization of goodwill in 2001

	Quarter ended			Six months ended
	Reported		Adjusted	Reported	Adjusted
(dollar amounts in millions, except per share amounts)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Income from continuing operations	$106	$211	$102	$317	$301
Plus after-tax impact of amortization of goodwill from purchase acquisitions:
Goodwill	—	—	15	—	31
Equity method goodwill (a)	—	—	1	—	2

Income from continuing operations	$106	$211	$118	$317	$334

Income from discontinued operations	$3	$5	$(47)	$8	$18
Plus after-tax impact of amortization of goodwill from purchase acquisitions	—	—	8	—	18

Income from discontinued operations	$3	$5	$(39)	$8	$36

Net income	$109	$216	$79	$325	$370

Earning per share
Continuing operations:
Basic	$.24	$.48	$.22	$.72	$.63
Goodwill amortization	—	—	.03	—	$.07

Adjusted basic	$.24	$.48	$.25	$.72	$.70
Diluted	$.24	$.47	$.21	$.71	$.62
Goodwill amortization	—	—	.04	—	.07

Adjusted diluted	$.24	$.47	$.25	$.71	$.69
Net income:
Basic	$.25	$.49	$.12	$.74	$.67
Goodwill amortization	—	—	.05	—	.10

Adjusted basic	$.25	$.49	$.17	$.74	$.77
Diluted	$.25	$.48	$.12	$.73	$.66
Goodwill amortization	—	—	.05	—	.10

Adjusted diluted	$.25	$.48	$.17	$.73	$.76

(a)	Relates to the goodwill on equity method investments and joint ventures. The income from these investments is recorded in fee revenue.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—  Discontinued operations

The after-tax gain of $2 million in the second quarter of 2002 primarily resulted from the resolution of sale-related issues that were uncertain at the time of the dispositions. In the first quarter of 2002, the Corporation recorded an additional $3 million after-tax net gain on the Citizens’ transaction. The additional gain primarily resulted from subsequent price adjustments. The $101 million after-tax net loss in the second quarter of 2001 resulted from the sale of the Mellon Leasing Corporation businesses that served mid-to-large and small-ticket leasing businesses, and Mellon Business Credit.

In accordance with GAAP, earnings, assets and liabilities of discontinued businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations unless otherwise noted.

Income from discontinued operations

	Quarter ended			Six months ended
(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Income from discontinued operations (net of applicable tax expense of $—, $1, $31, $1 and $70) (a)	$1	$2	$54	$3	$119
Net gain (loss) on disposals (net of applicable tax expense of $1, $2, $(35), $3 and $(35))	2	3	(101)	5	(101)

Income (loss) from discontinued operations after-tax	$3	$5	$(47)	$8	$18

(a)
Revenue from discontinued operations totaled $17 million, $29 million and $300 million in the second quarter and first quarter of 2002 and the second quarter of 2001, respectively. Revenue from discontinued operations totaled $46 million and $566 million in the first six months of 2002 and the first six months of 2001, respectively.

Discontinued operations assets and liabilities

(in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001

Assets:
Cash and due from banks	$46	$126	$294
Loans	7	1,068	10,195
Goodwill	—	18	355
Other assets	1	214	428

Total assets	$54	$1,426	$11,272

Total deposits and other liabilities	$148	$1,173	$15,016

There were no derivatives used for risk management purposes for discontinued operations at June 30, 2002, and Dec. 31, 2001. The notional values of derivatives used for risk management purposes for discontinued operations were $445 million at June 30, 2001, with a fair value of $14 million.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4—  Securities

Securities available for sale

	June 30, 2002				Dec. 31, 2001
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses

U.S. Treasury	$268	$—	$—	$268	$389	$—	$—	$389
U.S. agency mortgage-backed	7,258	171	10	7,419	5,338	119	1	5,456
Other U.S. agency	5	—	—	5	235	1	—	236

Total U.S. Treasury and agency securities	7,531	171	10	7,692	5,962	120	1	6,081
Obligations of states and political subdivisions	362	7	—	369	313	3	4	312
Other mortgage-backed	1,293	18	—	1,311	2,266	17	2	2,281
Other securities	144	—	1	143	121	1	1	121

Total securities available for sale	$9,330	$196	$11	$9,515	$8,662	$141	$8	$8,795

Note:    Both gross realized gains and gross realized losses were less than $1 million in the first six months of 2002 and the full year 2001. In addition, during the first six months of 2001 the Corporation purchased $27.848 billion, and had proceeds from maturities of $25.442 billion, of securities available for sale primarily resulting from the acquisition and maturity of short term U.S. agency discount notes required for pledging purposes against short term deposits.

Investment securities (held to maturity)

	June 30, 2002				Dec. 31, 2001
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses

U.S. agency mortgage-backed	$569	$22	$—	$591	$698	$18	$—	$716
Obligations of states and political subdivisions	22	—	—	22	22	—	—	22
Other mortgage-backed	2	—	—	2	3	—	—	3
Other securities	55	—	—	55	45	—	—	45

Total investment securities	$648	$22	$—	$670	$768	$18	$—	$786

Note 5—  Other assets

Other assets totaled $5.504 billion, $4.643 billion and $4.624 billion at June 30, 2002, Dec. 31, 2001, and June 30, 2001, respectively. Included in other assets are: $1.529 billion, $1.450 billion and $1.395 billion, respectively, of corporate owned life insurance; $434 million, $390 million and $540 million, respectively, of direct equity investments (including venture capital investments); $202 million, $172 million and $229 million, respectively, of equity fund investments (including venture capital fund investments) and $244 million, $236 million and $224 million, respectively, of joint ventures, minority interest, and other investments. In addition, other assets includes accounts, fees and interest receivable, prepaid expenses and miscellaneous other assets. Receivables related to derivative instruments totaled $1.182 billion, $663 million and $633 million, respectively. The majority of the $244 million of investments in joint ventures, minority interest and other investments at June 30, 2002, relates to operating joint ventures including CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, Prime Advisors, Inc., and various Buck Consultants, Inc. joint ventures.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6—  Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at June 30, 2002, Dec. 31, 2001, or June 30, 2001.

Note 7—  Accumulated unrealized gain (loss), net of tax

This table includes the quarterly and year-to-date changes in the balances of both the accumulated unrealized gain (loss), net of tax, and its individual components.

	Quarter ended				Six months ended
Accumulated unrealized gain (loss), net of tax (in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001		June 30, 2002	June 30, 2001

Foreign currency translation adjustment, net of tax
Beginning balance	$(45)	$(45)	$(43)		$(44)	$(39)
Period change	(7)	1	4		(8)	—

Ending balance	$(52)	$(44)	$(39)		$(52)	$(39)

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$59	$159	$61		$86	$1
Period change	62	(73)	(41)		35	19

Ending balance	$121	$86	$20		$121	$20

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$(4)	$(11)	$(12)		$(12)	$—
Period change	(9)	(1)	1		(1)	(11)

Ending balance	$(13)	$(12)	$(11	)(a)	$(13)	$(11	)(a)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$10	$103	$6		$30	$(38)
Period change	46	(73)	(36)		26	8

Ending balance	$56	$30	$(30)		$56	$(30)

(a)	Includes discontinued operations.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8—    Foreign currency and securities trading revenue

The results of the Corporation’s foreign currency and securities trading activities are presented, by class of financial instrument, in the table below.

	Quarter ended			Six months ended
(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Foreign exchange contracts	$37	$35	$43	$72	$90
Debt instruments	4	—	—	4	1
Interest rate contracts	2	4	4	6	11

Total foreign currency and securities trading revenue (a)	$43	$39	$47	$82	$102

(a)
The Corporation recorded an unrealized loss of $3 million at June 30, 2002, an unrealized loss of $5 million at March 31, 2002, and an unrealized loss of less than $1 million at June 30, 2001, related to securities held in the trading portfolio.

Note 9—  Net interest revenue

		Quarter ended			Six months ended
		June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Interest revenue	Interest and fees on loans (loan fees of $10, $10, $12, $20 and $24)	$123	$109	$185	$232	$377
	Interest-bearing deposits with banks	16	16	15	32	34
	Federal funds sold and securities under resale agreements	1	2	9	3	25
	Other money market investments	—	1	3	1	5
	Trading account securities	2	2	4	4	9
	Securities	133	139	129	272	265

	Total interest revenue	275	269	345	544	715

Interest expense	Deposits in domestic offices	30	27	67	57	135
	Deposits in foreign offices	18	16	31	34	72
	Federal funds purchased and securities under repurchase agreements	10	9	23	19	51
	Other short-term borrowings	11	7	18	18	32
	Notes and debentures	35	34	50	69	109
	Trust-preferred securities	19	20	19	39	39

	Total interest expense	123	113	208	236	438

	Net interest revenue	$152	$156	$137	$308	$277

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10—  Business sectors

Lines of business that offer similar or related products and services to common or similar customer decision makers have been combined into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of 14 individual asset management companies and joint ventures offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management consists of investment management, wealth management and private banking services for affluent individuals, including the activities of Mellon United National Bank in Florida. Asset Servicing includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures. Human Resources Services includes benefits consulting and administrative services for employee benefit plans, and shareholder and securities transfer services. Treasury Services includes global cash management, large corporate relationship banking, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, international banking and the activities of Mellon 1st Business Bank in California.

For details of business sectors, see the tables on pages 8, 9 and 10 and the first and second paragraphs on page 11, as well as the Other Activity paragraphs on page 21. The tables, through “Average Tier I preferred equity,” and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11—  Earnings per share (a)

	Quarter ended				Six months ended
(dollar amounts in millions, except per share amounts; common shares in thousands)	June 30, 2002	March 31, 2002	June 30, 2001	(b)	June 30, 2002	June 30, 2001	(b)

Basic earnings per share
Average common shares outstanding	437,719	443,882	474,555		440,784	478,614

Income from continuing operations	$106	$211	$118		$317	$334
Basic earnings from continuing operations per share	$.24	$.48	$.25		$.72	$.70

Income from discontinued operations	$3	$5	$(39)		$8	$36
Basic earnings from discontinued operations per share	$.01	$.01	$(.08)		$.02	$.07

Net income	$109	$216	$79		$325	$370
Basic earnings per share	$.25	$.49	$.17		$.74	$.77

Diluted earnings per share
Average common shares outstanding	437,719	443,882	474,555		440,784	478,614
Common stock equivalents—Stock options	3,294	3,741	5,746		3,507	6,176

Total	441,013	447,623	480,301		444,291	484,790

Income from continuing operations	$106	$211	$118		$317	$334
Diluted earnings from continuing operations per share	$.24	$.47	$.25		$.71	$.69

Income from discontinued operations	$3	$5	$(39)		$8	$36
Diluted earnings from discontinued operations per share	$.01	$.01	$(.08)		$.02	$.07

Net income	$109	$216	$79		$325	$370
Diluted earnings per share	$.25	$.48	$.17		$.73	$.76

(a)	Calculated based on unrounded numbers.
(b)
Second quarter and first six months of 2001 results exclude the after-tax impact of the amortization of goodwill from purchase acquisitions of $16 million, or $.04 per share and $33 million, or $.07 per share, respectively, for continuing operations, and $24 million, or $.05 per share and $51 million, or $.10 per share, respectively, on a net income basis. See the table in Note 2 on page 61 for additional information.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 12—  Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

	Six months ended June 30,
(in millions)	2002	2001

Net transfers to real estate acquired	$—	$1
Purchase acquisition (a):
Fair value of noncash assets acquired	310	—
Liabilities assumed	(25)	—

Net cash disbursed	$285	$—

(a)	Relates to the January 2002 acquisition of Unifi Network.

Note 13—  Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation’s businesses and operations and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust, custody, benefits consulting, shareholder services, cash management and other activities and operations. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation’s financial condition.

Item 2.    Changes in Securities and Use of Proceeds.

(c)
On May 20, 2002, the Corporation issued 111,286 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

PART II—OTHER INFORMATION (continued)

Item 4.    Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 16, 2002, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of four directors for a term expiring in 2005:

Name of Director	Votes For	Votes Withheld
J. W. Connolly	383,390,290	6,552,313
Steven G. Elliott	386,580,183	3,362,420
Robert Mehrabian	383,668,448	6,274,155
Wesley W. von Schack	386,538,333	3,404,270

2.	Ratification of KPMG LLP as independent public accountants of the Corporation for the year ending Dec. 31, 2002:

For:	376,693,343
Against:	11,097,232
Abstain:	2,152,028

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

99.1	Mellon Financial Corporation Business Sector Financial Trends.

PART II—OTHER INFORMATION (continued)

(b) Reports on Form 8-K

During the second quarter of 2002, the Corporation filed the following Current Reports on Form 8-K:

(1)	A report dated April 16, 2002, which included, under Items 5 and 7, the Corporation’s press release announcing first quarter 2002 results of operations.

(2)	A report dated May 3, 2002, which included, under Item 7, the Corporation’s Business Sector Financial Information in revised sector format adopted for 2002.

(3)
A report dated June 3, 2002, which included, (i) under Items 5 and 7, the Corporation’s press release, dated June 7, 2002, announcing a definitive agreement to acquire HBV Capital Management LLC, a New York- and London-based investment management company specializing in single-manager hedge funds and (ii) under Item 7, certain exhibits, dated June 3, 2002, and June 10, 2002, incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of Mellon Financial Corporation.

(4)	A report dated June 26, 2002, which included, under Items 5 and 7, the Corporation’s press release announcing information regarding WorldCom, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
    (Registrant)

Date: August 7, 2002

By:	/s/ Michael A. Bryson
Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CORPORATE INFORMATION

Business of the Corporation
Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services), the Corporation provides the following services. For corporations and institutions, the Corporation provides asset management, trust and custody, securities lending, foreign exchange, defined contribution and defined benefit services, fund administration, human resources consulting and outsourcing services, investor services and cash management. For relationship customers, the Corporation also provides credit and capital market services. For individual investors, the Corporation provides mutual funds, separately managed accounts, annuities, private wealth management and private banking. The Corporation’s asset management companies, which include The Dreyfus Corporation, Newton Investment Management, Founders Asset Management, LLC and Standish Mellon Asset Management Company LLC, as well as twelve additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon provides retirement and benefits consulting services through Buck Consultants, Inc. and shareholder services through Mellon Investor Services, LLC. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

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

Corporate Communications/ Media Relations	Members of the media should direct inquiries to (412) 234-7157 or media@mellon.com.

Investor Relations	For questions regarding the Corporation’s financial performance, call (412) 234-5601.

Form 10-K and Shareholder Publications
For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2001 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K, 10-Q, quarterly earnings and other news releases can be viewed at www.mellon.com.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

Internet Access (a)	Mellon: www.mellon.com Mellon Investor Services: www. melloninvestor.com See also Internet access for Principal Entities in the 2001 Summary Annual Report, pages 23 and 24.

(a)	The contents of the listed Internet sites are not incorporated into this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

99.1	Mellon Financial Corporation Business Sector Financial Trends.	Filed herewith.