Form 10-Q
period 2002-09-30
MELLON FINANCIAL CORP
filed 2002-11-12
CIK 64782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Registrant’s telephone number, including area code—(412) 234-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2002
Common Stock, $.50 par value	430,940,504

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: credit exposure reserve appropriateness; simulation of changes in interest rates; litigation results; intentions as to referrals to Three Rivers Funding Corp.; intentions as to capital ratios of banking subsidiaries and minimum tangible shareholders’ equity to assets ratio; reclassification of items to interest expense; expected amortization expense; the Corporation’s liquidity management objective; amounts of contingent consideration payable for acquisitions; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital losses; expected increases in medical and other benefits expense and insurance expense; levels of and possible reductions in pension credits; lower assumptions for the expected return on pension plan assets and the discount rate on plan liabilities and sensitivities to changes in those rates; the impact of expensing stock options; expected expenditures for streamlining and other charges; availability of internal capital generation; the potential impact on revenue of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace; and the value-at-risk for trading activities. These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, changes in political and economic conditions; competitive product and pricing pressures within the Corporation’s markets; equity and fixed-income market fluctuations; the effects of the adoption of new accounting standards; personal and corporate customers’ bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; monetary fluctuations; success in gaining regulatory approvals when required; success in the timely development of new products and services; interest rate fluctuations; consumer spending and saving habits; the uncertainties inherent in the litigation process; the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts or unless otherwise noted)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Financial results
Income from continuing operations	$186	$106	$179	$503	$480
Discontinued operations	5	3	13	13	31

Net income	$191	$109	$192	$516	$511
Per common share—diluted
Continuing operations	$.43	$.24	$.38	$1.14	$1.00
Discontinued operations	.01	.01	.02	.03	.06

Net income	$.44	$.25	$.40	$1.17	$1.06
Financial results—excluding goodwill amortization in 2001 (a)
Income from continuing operations	$186	$106	$196	$503	$530
Discontinued operations	5	3	20	13	56

Net income	$191	$109	$216	$516	$586
Per common share—diluted
Continuing operations	$.43	$.24	$.41	$1.14	$1.10
Discontinued operations	.01	.01	.05	.03	.12

Net income	$.44	$.25	$.46	$1.17	$1.22
Ratios—continuing operations
Return on equity (annualized) (b)	22.6%	12.6%	20.7%	20.0%	17.3%
Return on assets (annualized) (b)	2.16%	1.28%	2.07%	2.03%	2.01%
Fee revenue as a percentage of fee and net interest revenue (FTE) (c)	84%	86%	84%	85%	84%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE) (c)	69%	70%	68%	70%	71%
Efficiency ratio (d)	74%	70%	66%	71%	69%

Selected key data
Assets under management at period end (in billions)	$562	$588	$547
Assets under administration or custody at period end (in billions)	$2,209	$2,213	$2,077
S&P 500 Index at period end	815	990	1,041
Dividends paid per common share (e)	$.12	$.12	$.24	$.36	$.70
Dividends paid on common stock	$51	$53	$112	$157	$332
Closing common stock price per share at period end	$25.93	$31.43	$32.33
Market capitalization at period end	$11,174	$13,677	$15,125
Average common shares and equivalents outstanding—diluted (in thousands)	434,993	441,013	473,076	441,104	480,892

Capital ratios at period end
Shareholders’ equity to assets:
Reported	9.50%	9.66%	7.50%
Tangible (f)	4.99	5.08	4.94
Tier I capital (g)	7.75	7.72	6.43
Total (Tier I plus Tier II) capital (g)	12.29	12.67	10.49
Leverage capital (g)	6.48	6.69	5.66

(continued)

FINANCIAL HIGHLIGHTS (continued)	Quarter ended			Nine months ended

(dollar amounts in millions, except per share amounts or unless otherwise noted)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Average balances
Money market investments	$2,344	$2,128	$4,296	$2,335	$3,114
Trading account securities	738	748	345	725	363
Securities	10,467	9,982	10,888	9,975	9,378
Loans	9,836	9,662	9,611	9,522	9,986
Funds allocated to discontinued operations	-	246	-	245	-

Interest-earning assets	23,385	22,766	25,140	22,802	22,841
Total assets	34,175	33,398	45,500	33,540	46,481
Deposits	19,924	17,918	17,320	18,443	17,458
Notes and debentures	4,483	4,142	3,758	4,223	3,686
Trust-preferred securities	990	978	967	980	973
Total shareholders’ equity	3,270	3,350	3,444	3,358	3,722

(a)
Results for the third quarter and first nine months of 2001 exclude the after-tax impact of the amortization of goodwill from purchase acquisitions of $17 million, or $.03 per share and $50 million, or $.10 per share, respectively, for continuing operations, and $24 million, or $.06 per share and $75 million, or $.16 per share, respectively, on a net income basis. See Note 3 for additional information.

(b)
Return on equity on a net income basis was 23.1%, 13.0% and 22.2% for the third quarter 2002, second quarter 2002 and third quarter 2001, respectively, and 20.5% and 18.4% for the first nine months of 2002 and 2001, respectively. Return on assets on a net income basis was 2.21%, 1.30% and 1.68% for the quarterly periods, respectively, and 2.05% and 1.47% for the nine month periods, respectively. Ratios for 2001 include the amortization of goodwill.

(c)	See page 23 for the definition of fee revenue.
(d)	See page 34 for the definition of this ratio.
(e)	See page 20 for a discussion of the fourth quarter 2002 dividend increase.
(f)	See page 59 for the definition of this ratio.
(g)	Includes discontinued operations.
Note:	Throughout this report, all calculations are based on unrounded numbers. FTE denotes fully taxable equivalent basis.

Item 1.—Financial Statements
CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended				Nine months ended
(in millions, except per share amounts)		Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	(a)	Sept. 30, 2002	Sept. 30, 2001 (a)

Noninterest	Trust and investment fee revenue	$710	$768	$629		$2,253	$1,885
revenue	Cash management revenue	72	71	62		211	176
	Foreign exchange revenue	44	37	38		116	128
	Financing-related revenue	34	38	39		106	117
	Equity investment revenue	(23)	(5)	(17)		(7)	(157)
	Securities trading revenue	14	6	1		24	13
	Other	5	8	9		19	27

	Total fee and other revenue	856	923	761		2,722	2,189
	Gains on sales of securities	28	-	-		28	-

	Total noninterest revenue	884	923	761		2,750	2,189

Net interest	Interest revenue	268	275	363		812	1,078
revenue	Interest expense	112	123	217		348	655

	Net interest revenue	156	152	146		464	423
	Provision for credit losses	2	160	5		166	(9)

	Net interest revenue after
	provision for credit losses	154	(8)	141		298	432

Operating	Staff expense	440	458	363		1,374	1,097
expense	Professional, legal and other
	purchased services	105	94	80		282	233
	Net occupancy expense	63	60	55		186	160
	Equipment expense	51	53	40		160	113
	Business development	32	34	27		98	85
	Communications expense	25	30	24		83	72
	Amortization of goodwill	-	-	18		-	54
	Amortization of other intangible assets	3	4	2		10	5
	Other expense	37	27	16		95	56

	Total operating expense	756	760	625		2,288	1,875

Income	Income from continuing operations
	before income taxes	282	155	277		760	746
	Provision for income taxes	96	49	98		257	266

	Income from continuing operations	186	106	179		503	480
	Discontinued operations:
	Income from operations after-tax	-	1	13		3	132
	Net gain (loss) on disposals after-tax	5	2	-		10	(101)

	Income (loss) from discontinued
	operations (net of applicable tax
	expense of $3, $1, $10, $7 and $45)	5	3	13		13	31

	Net income	$191	$109	$192		$516	$511

Earnings per	Continuing operations:
share (b)	Basic	$.43	$.24	$.38		$1.15	$1.01
	Diluted	$.43	$.24	$.38		$1.14	$1.00
	Discontinued operations:
	Basic	$.01	$.01	$.03		$.03	$.07
	Diluted	$.01	$.01	$.02		$.03	$.06
	Net income:
	Basic	$.44	$.25	$.41		$1.18	$1.08
	Diluted	$.44	$.25	$.40		$1.17	$1.06

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)	See the table in Note 3 for earnings per share information excluding the amortization of goodwill in 2001.
See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		Sept. 30, 2002	Dec. 31, 2001 (a)	Sept. 30, 2001 (a)

Assets	Cash and due from banks	$4,050	$3,177	$3,439
	Interest-bearing deposits with banks	1,782	4,119	4,698
	Federal funds sold and securities under resale agreements	402	926	499
	Other money market investments	94	146	380
	Trading account securities	741	638	224
	Securities available for sale	9,287	8,795	9,949
	Investment securities (approximate fair value of $614, $786, and $860)	590	768	838
	Loans, net of unearned discount of $38, $42 and $48	9,351	8,540	9,880
	Reserve for loan losses	(127)	(96)	(187)

	Net loans	9,224	8,444	9,693
	Customers’ acceptance liability	2	3	9
	Premises and equipment	708	631	633
	Goodwill	1,974	1,750	1,571
	Other intangibles	126	97	47
	Assets of discontinued operations	-	1,426	10,680
	Other assets	6,023	4,643	4,801

	Total assets	$35,003	$35,563	$47,461

Liabilities	Noninterest-bearing deposits in domestic offices	$10,836	$9,537	$8,427
	Interest-bearing deposits in domestic offices	7,807	7,604	6,304
	Deposits in foreign offices	3,437	3,574	3,766

	Total deposits	22,080	20,715	18,497
	Federal funds purchased and securities under repurchase agreements	909	825	996
	Other funds borrowed	677	560	291
	U.S. Treasury tax and loan demand notes	56	106	94
	Commercial paper	16	8	626
	Term federal funds purchased	238	47	94
	Acceptances outstanding	2	3	9
	Reserve for unfunded loan commitments	52	42	33
	Other liabilities	2,408	3,566	2,658
	Notes and debentures (with original maturities over one year)	4,199	4,045	3,767
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	1,041	991	1,015
	Liabilities of discontinued operations	-	1,173	15,821

	Total liabilities	31,678	32,081	43,901

Shareholders’ equity	Common stock—$.50 par value
	Authorized—800,000,000 shares,
	Issued—588,661,920 shares	294	294	294
	Additional paid-in capital	1,881	1,870	1,863
	Retained earnings	5,406	5,087	4,355
	Accumulated unrealized gain, net of tax	79	30	103
	Treasury stock of 157,721,416; 142,153,053; and 120,828,054 shares, at cost	(4,335)	(3,799)	(3,055)

	Total shareholders’ equity	3,325	3,482	3,560

	Total liabilities and shareholders’ equity	$35,003	$35,563	$47,461

(a)
In the second quarter of 2002, the Corporation began to record the reserve for unfunded loan commitments in a liability account. Previously any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended Sept. 30,
(in millions)		2002	2001

Cash flows from	Net income	$516	$511
operating activities	Income from discontinued operations	13	31

	Net income from continuing operations	503	480
	Adjustments to reconcile net income to net cash (used in) provided by operating activities:
	Amortization of goodwill and other intangible assets	10	59
	Depreciation and other amortization	102	72
	Deferred income tax (benefit) expense	(125)	18
	Provision for credit losses	166	(9)
	Net gains on sales of securities	(28)	-
	Pension credit	(75)	(88)
	Net gains on dispositions of acquired property	(1)	(1)
	Net decrease in accrued interest receivable	8	2
	Net (increase) decrease in trading account securities	(79)	40
	Net increase (decrease) in accrued interest payable, net of amounts prepaid	1	(42)
	Net decrease in incentives and bonuses payable	(341)	(327)
	Net effect of discontinued operations	(561)	6,488
	Net (decrease) increase from other operating activities	(154)	553

	Net cash (used in) provided by operating activities	(574)	7,245

Cash flows from investing activities	Net decrease (increase) in term deposits and other money market investments	2,389	(2,986)
	Net decrease in federal funds sold and securities under resale agreements	524	1,318
	Purchases of securities available for sale	(8,078)	(32,195	) (a)
	Proceeds from sales of securities available for sale	1,820	987
	Proceeds from maturities of securities available for sale	5,192	29,575	(a)
	Purchases of investment securities	(3)	(15)
	Proceeds from maturities of investment securities	179	196
	Net principal advances of loans to customers	(1,273)	(230)
	Loan portfolio purchases	(21)	-
	Proceeds from the sales and securitizations of loan portfolios	351	514
	Purchases of premises and equipment	(179)	(143)
	Net cash disbursed in purchase of Standish, Ayer & Wood	-	(160)
	Net cash disbursed in purchase of Unifi Network	(285)	-
	Net cash disbursed in purchase of HBV Alternative Strategies	(19)	-
	Net cash disbursed in purchase of remaining 5% (2002) and 20% (2001) interest in Newton Management Limited	(54)	(183)
	Net cash disbursed in purchase of Henderson Private Asset Management Business	(23)	-
	Net cash disbursed in other acquisitions	(7)	-
	Net (decrease) increase from other investing activities	(124)	72

	Net cash provided by (used in) investing activities	389	(3,250)

(a)	See Note 5 of Notes to Financial Statements for an explanation of amounts.

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended Sept. 30,
(in millions)		2002	2001

Cash flows from	Net increase (decrease) in deposits	1,365	(2,599)
financing activities	Net increase (decrease) in federal funds purchased and securities under repurchase agreements	84	(75)
	Net increase (decrease) in other funds borrowed	67	(418)
	Net increase in term federal funds purchased	191	63
	Net increase in commercial paper	8	510
	Repayments of longer-term debt	(408)	(224)
	Net proceeds from issuance of longer-term debt	397	309
	Dividends paid on common stock	(157)	(332)
	Proceeds from issuance of common stock	40	48
	Repurchase of common stock	(669)	(1,045)
	Net increase (decrease) from other financing activities	131	(9)

	Net cash provided by (used in) financing activities	1,049	(3,772)
	Effect of foreign currency exchange rates	9	(2)

Change in cash and	Net increase in cash and due from banks	873	221
due from banks	Cash and due from banks at beginning of period	3,177	3,218

	Cash and due from banks at end of period	$4,050	$3,439

Supplemental	Interest paid	$ 347	$697
disclosures	Net income taxes paid (b)	826	444

(b)	Includes discontinued operations.
See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at June 30, 2002	$294	$1,878	$5,268	$56	$(4,225)	$3,271
Comprehensive results:
Net income	-	-	191	-	-	191
Other comprehensive results, net of tax	-	-	-	23	-	23

Total comprehensive results	-	-	191	23	-	214
Dividends on common stock at $.12 per share	-	-	(51)	-	-	(51)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	-	-	-	-	2	2
Exercise of stock options	-	1	(2)	-	4	3
Repurchase of common stock	-	-	-	-	(130)	(130)
Common stock issued under the Employee Stock Purchase Plan	-	-	-	-	6	6
Other	-	2	-	-	8	10

Balance at Sept. 30, 2002	$294	$1,881	$5,406	$79	$(4,335)	$3,325

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2001 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at June 30, 2001	$294	$1,860	$4,290	$(30)	$(2,971)	$3,443
Comprehensive results:
Net income	-	-	192	-	-	192
Other comprehensive results, net of tax	-	-	-	133	-	133

Total comprehensive results	-	-	192	133	-	325
Dividends on common stock at $.24 per share	-	-	(112)	-	-	(112)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	-	-	-	-	5	5
Exercise of stock options	-	4	(11)	-	18	11
Repurchase of common stock	-	-	-	-	(133)	(133)
Common stock issued under the Employee Stock Purchase Plan	-	-	(1)	-	7	6
Other	-	(1)	(3)	-	19	15

Balance at Sept. 30, 2001	$294	$1,863	$4,355	$103	$(3,055)	$3,560

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2001	$294	$1,870	$5,087	$30	$(3,799)	$3,482
Comprehensive results:
Net income	-	-	516	-	-	516
Other comprehensive results, net of tax	-	-	-	49	-	49

Total comprehensive results	-	-	516	49	-	565
Dividends on common stock at $.36 per share	-	-	(157)	-	-	(157)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	-	-	-	-	7	7
Exercise of stock options	-	9	(23)	-	39	25
Repurchase of common stock	-	-	-	-	(669)	(669)
Common stock issued under the Employee Stock Purchase Plan	-	-	(3)	-	20	17
Other	-	2	(14)	-	67	55

Balance at Sept. 30, 2002	$294	$1,881	$5,406	$79	$(4,335)	$3,325

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2001 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2000	$294	$1,837	$4,270	$(38)	$(2,211)	$4,152
Comprehensive results:
Net income	-	-	511	-	-	511
Other comprehensive results, net of tax	-	-	-	141	-	141

Total comprehensive results	-	-	511	141	-	652
Dividends on common stock at $.70 per share	-	-	(332)	-	-	(332)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	-	-	-	-	15	15
Exercise of stock options	-	25	(75)	-	112	62
Repurchase of common stock	-	-	-	-	(1,045)	(1,045)
Common stock issued under the Employee Stock Purchase Plan	-	-	(2)	-	13	11
Other	-	1	(17)	-	61	45

Balance at Sept. 30, 2001	$294	$1,863	$4,355	$103	$(3,055)	$3,560

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of presentation

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

Note 2—Acquisitions and dispositions

The Corporation completed three acquisitions during the third quarter of 2002 with total initial cash consideration of $49 million. During the first nine months of 2002, six acquisitions were completed with total initial consideration of $396 million. The Corporation records contingent purchase payments when amounts are resolved and become issuable. The Corporation is potentially obligated for contingent additional consideration of a minimum expected amount of approximately $20 million to a maximum expected amount of approximately $150 million for these acquisitions, over the next four years, depending on the performance of the acquired companies. These acquisitions added approximately $3 billion to assets under management.

At Sept. 30, 2002, the Corporation was potentially obligated for contingent additional consideration of a minimum expected amount of approximately $75 million to a maximum expected amount of approximately $205 million for all acquisitions, over the next four years, depending on the performance of the acquired companies. The Corporation has not made any payments in the third quarter or first nine months of 2002 for contingent consideration related to acquisitions made in prior years.

Note 3—Adoption of new accounting standards

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—Adoption of new accounting standards (continued)

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

In connection with Statement No. 142’s transitional goodwill impairment evaluation, the Statement required that the Corporation perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Corporation identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired. As required by FAS No. 142, initial testing for goodwill impairment was completed by June 30, 2002, and it was determined that no adjustments for impairment were needed.

Acquired intangible assets

Intangible assets—subject to amortization	Sept. 30, 2002

(in millions)	Gross Carrying Amount	Accumulated Amortization

Customer base	$54	$(4)
Technology based	44	(4)
Premium on deposits	35	(18)
Other	10	(1)

Total	$143	$(27)

Intangible assets—not subject to amortization	Sept. 30, 2002

(in millions)	Gross Carrying Amount

Customer base	$10

During the third quarter of 2002, the gross carrying amount of intangible assets subject to amortization increased by $17 million with a weighted-average amortization period of 7 years. Approximately $11 million, with a weighted-average amortization of 10 years was assigned to the customer base intangible

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—Adoption of new accounting standards (continued)

and $6 million, with a weighted-average amortization period of 2 years was assigned to other intangibles as a result of the August 2002 acquisition of the Henderson Private Asset Management business, discussed further on page 21. In addition, during the quarter, $10 million of intangibles was assigned to the customer base intangible with an indefinite life as a result of the July 2002 HBV Capital acquisition, discussed further on page 21. Intangible assets are amortized over their estimated useful lives. Amortization expense totaled $3 million, $4 million and $2 million, in the third quarter of 2002, second quarter of 2002, and the third quarter of 2001, respectively, and $10 million and $5 million in the first nine months of 2002 and the first nine months of 2001, respectively. Based upon the current level of intangible assets, the annual amortization expense for the years 2002 through 2007 is expected to be approximately $14 million, $17 million, $16 million, $13 million, $12 million and $12 million, respectively. For the full-year 2002, using common shares and equivalents outstanding at Sept. 30, 2002, the after-tax impact of the annual amortization expense is expected to be approximately $12 million, or approximately $.03 per share. The after-tax impact of the annual amortization expense for the years 2003 through 2007 is expected to be approximately $14 million, $14 million, $11 million, $11 million and $11 million, respectively.

Goodwill

The table below shows the changes to goodwill, by core business sector, for the nine months ended Sept. 30, 2002.

Goodwill (in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Human Resources Services	Treasury Services	Total

Balance at Dec. 31, 2001	$495	$228	$320	$275	$240	$192	$1,750
Acquired goodwill	67	-	5	-	159	-	231
Purchase price adjustments	(1)	(3)	-	-	(3)	-	(7)

Balance at Sept. 30, 2002	$561	$225	$325	$275	$396	$192	$1,974

The increase in goodwill was primarily due to the January 2002 acquisition of Unifi Network, which was assigned to the Human Resources Services sector, the May 2002 acquisition of the remaining 5% interest in Newton Management Limited and the July 2002 acquisition of HBV Capital Management, both of which are included in the Institutional Asset Management sector and the August 2002 acquisition of Weber Fulton & Felman, an investment management firm, which is included in the Private Wealth Management sector. For additional details of the business sectors, see pages 36 through 51. No charges for goodwill impairment were recognized in the first nine months of 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—Adoption of new accounting standards (continued)

Transitional disclosures

Adjusted financial results—excluding the amortization of goodwill in 2001

	Quarter ended				Nine months ended
(dollar amounts in millions, except per share amounts)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001		Sept. 30, 2002	Sept. 30, 2001

Income from continuing operations	$186	$106	$179		$503	$480
Plus after-tax impact of amortization of goodwill from purchase acquisitions:
Goodwill	-	-	15		-	46
Equity method goodwill (a)	-	-	2		-	4

Adjusted income from continuing operations	$186	$106	$196		$503	$530

Income from discontinued operations	$5	$3	$13		$13	$31
Plus after-tax impact of amortization of goodwill from purchase acquisitions	-	-	7		-	25

Adjusted income from discontinued operations	$5	$3	$20		$13	$56

Adjusted net income	$191	$109	$216		$516	$586

Earning per share

Continuing operations:
Basic	$.43	$.24	$.38		$1.15	$1.01
Goodwill amortization	-	-	.04		-	$.11

Adjusted basic	$.43	$.24	$.42		$1.15	$1.12

Diluted	$.43	$.24	$.38		$1.14	$1.00
Goodwill amortization	-	-	.03		-	.10

Adjusted diluted	$.43	$.24	$.41		$1.14	$1.10

Net income:
Basic	$.44	$.25	$.41		$1.18	$1.08
Goodwill amortization	-	-	.06		-	.16

Adjusted basic	$.44	$.25	$.46	(b)	$1.18	$1.23	(b)

Diluted	$.44	$.25	$.40		$1.17	$1.06
Goodwill amortization	-	-	.06		-	.16

Adjusted diluted	$.44	$.25	$.46		$1.17	$1.22

(a)	Relates to the goodwill on equity method investments and joint ventures. The income from these investments is recorded in fee revenue.
(b)	Amounts do not foot due to rounding.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4—Discontinued operations

As a result of several disposition transactions discussed below, the Corporation exited all lines of business serving two defined major classes of customers—retail consumer and small business/middle market customers. Following the dispositions, the Corporation’s remaining lines of business serve two defined major classes of customers—high net worth individuals/families and large institutional customers.

Reflected as discontinued operations throughout the Corporation’s financial statements are the results of regional consumer banking, small business banking, and certain middle market banking operations, which were sold to Citizens Financial Group, Inc. (Citizens) in December 2001; the Mellon Leasing Corporation businesses that served mid-sized corporations and vendors of small ticket equipment, and Mellon Business Credit, which were sold in June 2001; Dreyfus Brokerage Services which served retail consumers nationally, which was sold in January 2002; the Corporation’s jumbo mortgage business which served consumers nationally, which was sold in part to Citizens and the balance disposed of through portfolio sales and securitizations; and the disposition in December 2001 of loans and loan commitments to middle market companies not sold to Citizens.

Because the lines of business included in discontinued operations were discrete lines of business serving classes of customers the Corporation’s continuing lines of business do not serve, the disposition of these businesses has no material impact on continuing operations going forward.

In accordance with GAAP, earnings, assets and liabilities of discontinued businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented. Accordingly, all information in this Quarterly Report on Form 10-Q, including all supplemental information, reflects continuing operations unless otherwise noted. During the third quarter of 2002, the Corporation completed the conversion of customer deposit accounts and loans to Citizens. The Corporation had been administering these accounts under a transitional service agreement until Citizens was able to convert these accounts to its systems. This was the final step of a transition process that began following the December 2001 sale. As of Sept. 30, 2002, there were no remaining assets or liabilities in discontinued operations.

The after-tax gain of $5 million in the third quarter of 2002 and $2 million in the second quarter of 2002 primarily resulted from the resolution of sale-related issues that were uncertain at the time of the dispositions. In the first quarter of 2002, the Corporation recorded an additional $3 million after-tax net gain on the Citizens transaction, which primarily resulted from subsequent price adjustments. The $101 million after-tax net loss in the first nine months of 2001 resulted from the sale of the Mellon Leasing Corporation businesses that served mid-sized and small-ticket leasing businesses, and Mellon Business Credit.

Income from discontinued operations

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Income from discontinued operations (net of applicable tax expense of $-, $-, $10, $1 and $80) (a)	$-	$1	$13	$3	$132
Net gain (loss) on disposals (net of applicable tax expense of $3, $1, $-, $6 and $(35))	5	2	-	10	(101)

Income (loss) from discontinued operations after-tax	$5	$3	$13	$13	$31

(a)
Revenue from discontinued operations totaled $9 million, $17 million and $185 million in the third quarter of 2002, the second quarter of 2002 and the third quarter of 2001, respectively. Revenue from discontinued operations totaled $55 million and $751 million in the first nine months of 2002 and the first nine months of 2001, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4—Discontinued operations (continued)

Discontinued operations assets and liabilities

(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Assets:
Cash and due from banks	$-	$126	$274
Loans	-	1,068	9,644
Goodwill	-	18	348
Other assets	-	214	414

Total assets	$-	$1,426	$10,680

Total deposits and other liabilities	$-	$1,173	$15,821

There were no derivatives used for risk management purposes for discontinued operations at Sept. 30, 2002, and Dec. 31, 2001. The notional values of derivatives used for risk management purposes for discontinued operations were $403 million at Sept. 30, 2001, with a fair value of $12 million and a weighted average maturity of approximately 4 months.

Note 5—Securities

Securities available for sale

	Sept. 30, 2002				Dec. 31, 2001

		Gross unrealized				Gross unrealized

(in millions)	Amortized cost	Gains	Losses	Fair value	Amortized cost	Gains	Losses	Fair value

U.S. Treasury	$258	$-	$-	$258	$389	$-	$-	$389
U.S. agency mortgage-backed	6,385	177	1	6,561	5,338	119	1	5,456
Other U.S. agency	5	1	-	6	235	1	-	236

Total U.S. Treasury and agency securities	6,648	178	1	6,825	5,962	120	1	6,081
Obligations of states and political subdivisions	416	13	-	429	313	3	4	312
Other mortgage-backed	1,845	41	-	1,886	2,266	17	2	2,281
Other securities	148	1	2	147	121	1	1	121

Total securities available for sale	$9,057	$233	$3	$9,287	$8,662	$141	$8	$8,795

Note: Gross realized gains on the sale of securities available for sale were $28 million in the first nine months of 2002. Gross realized losses were less than $1 million in the first nine months of 2002. Both gross realized gains and gross realized losses were less than $1 million in the full year 2001. In addition, during the first nine months of 2001 the Corporation purchased $32.195 billion, and had proceeds from maturities of $29.575 billion, of securities available for sale primarily resulting from the acquisition and maturity of short term U.S. agency discount notes required for pledging purposes against short term deposits. There were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5—Securities (continued)

Investment securities (held to maturity)

	Sept. 30, 2002				Dec. 31, 2001
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses

U.S. agency mortgage-backed	$518	$24	$-	$542	$698	$18	$-	$716
Obligations of states and political subdivisions	25	-	-	25	22	-	-	22
Other mortgage-backed	2	-	-	2	3	-	-	3
Other securities	45	-	-	45	45	-	-	45

Total investment securities	$590	$24	$-	$614	$768	$18	$-	$786

Note 6—Other assets

Other assets totaled $6.023 billion, $4.643 billion and $4.801 billion at Sept. 30, 2002, Dec. 31, 2001, and Sept. 30, 2001, respectively. Included in other assets are: $1.458 billion, $1.450 billion and $1.414 billion, respectively, of corporate owned life insurance; $406 million, $390 million and $531 million, respectively, of direct equity investments (including $383 million of venture capital investments at Sept. 30, 2002); $204 million, $172 million and $223 million, respectively, of equity fund investments (including $171 million of venture capital investments at Sept. 30, 2002) and $230 million, $236 million and $222 million, respectively, of joint ventures, minority interest and other investments. In addition, other assets includes accounts, fees and interest receivable, prepaid expenses and miscellaneous other assets. Receivables related to derivative instruments totaled $1.038 billion, $663 million and $771 million, respectively. The majority of the $230 million of investments in joint ventures, minority interest and other investments at Sept. 30, 2002, relates to operating joint ventures including CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, Prime Advisors, Inc., and various Buck Consultants, Inc. joint ventures.

Note 7—Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at Sept. 30, 2002, Dec. 31, 2001, or Sept. 30, 2001.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8—Accumulated unrealized gain (loss), net of tax

This table includes the quarterly and year-to-date changes in the balances of both the accumulated unrealized gain (loss), net of tax, and its individual components.

Accumulated unrealized gain (loss), net of tax (in millions)	Quarter ended				Nine months ended
	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001		Sept. 30, 2002	Sept. 30, 2001

Foreign currency translation adjustment, net of tax
Beginning balance	$(52)	$(45)	$(39)		$(44)	$(39)
Period change	(6)	1	(6)		(14)	(6)

Ending balance	$(58)	$(44)	$(45)		$(58)	$(45)

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$121	$159	$20		$86	$1
Period change	27	(73)	139		62	158

Ending balance	$148	$86	$159		$148	$159

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$(13)	$(11)	$(11)		$(12)	$-
Period change	2	(1)	-		1	(11)

Ending balance	$(11)	$(12)	$(11	) (a)	$(11)	$(11	) (a)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$56	$103	$(30)		$30	$(38)
Period change	23	(73)	133		49	141

Ending balance	$79	$30	$103		$79	$103

(a) Includes discontinued operations.

Note 9—Securities trading revenue

The results of the Corporation’s securities trading activities are presented, by class of financial instrument, in the table below.

(in millions)	Quarter ended				Nine months ended
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001		Sept. 30, 2002	Sept. 30, 2001

Debt instruments	$16	$4	$-		$20	$1
Interest rate contracts	(2)	2	1		4	12

Total securities trading revenue (a)	$14	$6	$1		$24	$13

(a)
The Corporation recorded an unrealized loss of $4 million at Sept. 30, 2002, an unrealized loss of $3 million at June 30, 2002, and an unrealized loss of less than $2 million at Sept. 30, 2001, related to securities held in the trading portfolio.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10—Net interest revenue

Net interest revenue		Quarter ended			Nine months ended
(in millions)		Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Interest revenue	Interest and fees on loans (loan fees of $10, $10, $12, $30 and $36)	$114	$123	$151	$346	$528
	Interest-bearing deposits with banks	16	16	31	48	65
	Federal funds sold and securities under resale agreements	2	1	11	5	36
	Other money market investments	1	-	1	2	6
	Trading account securities	2	2	3	6	12
	Securities	133	133	166	405	431

	Total interest revenue	268	275	363	812	1,078

Interest expense	Deposits in domestic offices	28	30	101	85	236
	Deposits in foreign offices	15	18	30	49	102
	Federal funds purchased and securities under repurchase agreements	7	10	10	26	61
	Other short-term borrowings	7	11	12	25	44
	Notes and debentures	35	35	44	104	153
	Trust-preferred securities	20	19	20	59	59

	Total interest expense	112	123	217	348	655

	Net interest revenue	$156	$152	$146	$464	$423

Note 11—Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two major classes of customers—high net worth individuals/families and large institutional customers. Lines of business that offer similar or related products and services to common or similar customer decision makers have been combined into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of 14 individual asset management companies and joint ventures offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management consists of investment management, wealth management and private banking services for affluent individuals, including the activities of Mellon United National Bank in Florida. Asset Servicing includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures. Human Resources Services includes benefits consulting and outsourcing services that utilize technology to provide administrative services for employee benefit plans, and investor services such as shareholder and securities transfer services. Treasury Services includes global cash management, large corporate relationship banking, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, international banking and the activities of Mellon 1st Business Bank in California.

For details of business sectors, see the tables on pages 36, 37 and 38 and the first and second paragraphs on page 39, as well as the Other Activity paragraphs on pages 49 through 51. The tables, through “Average Tier I preferred equity,” and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 12—Earnings per share (a)

	Quarter ended				Nine months ended
(dollar amounts in millions, except per share amounts; common shares in thousands)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	(b)	Sept. 30, 2002	Sept. 30, 2001	(b)

Basic earnings per share

Average common shares outstanding	432,674	437,719	468,579		438,051	475,232

Income from continuing operations	$186	$106	$179		$503	$480
Basic earnings from continuing operations per share	$.43	$.24	$.38		$1.15	$1.01

Income from discontinued operations	$5	$3	$13		$13	$31
Basic earnings from discontinued operations per share	$.01	$.01	$.03		$.03	$.07

Net income	$191	$109	$192		$516	$511
Basic earnings per share	$.44	$.25	$.41		$1.18	$1.08

Diluted earnings per share

Average common shares outstanding	432,674	437,719	468,579		438,051	475,232
Common stock equivalents—Stock options	2,319	3,294	4,497		3,053	5,660

Total	434,993	441,013	473,076		441,104	480,892

Income from continuing operations	$186	$106	$179		$503	$480
Diluted earnings from continuing operations per share	$.43	$.24	$.38		$1.14	$1.00

Income from discontinued operations	$5	$3	$13		$13	$31
Diluted earnings from discontinued operations per share	$.01	$.01	$.02		$.03	$.06

Net income	$191	$109	$192		$516	$511
Diluted earnings per share	$.44	$.25	$.40		$1.17	$1.06

(a)	Calculated based on unrounded numbers.
(b)	See Note 3 for the presentation of earnings per share information excluding the amortization of goodwill in 2001, as well as additional information.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 13—Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

	Nine months ended Sept. 30,
(in millions)	2002	2001

Net transfers to real estate acquired	$1	$1
Purchase acquisitions (a):
Fair value of noncash assets acquired	401	317
Liabilities assumed	(13)	26

Net cash disbursed	$388	$343

(a)
For 2002, primarily relates to the January 2002 acquisition of Unifi Network, the May 2002 acquisition of the remaining 5% interest in Newton Management Limited, the July 2002 acquisition of HBV Capital Management, and the August 2002 acquisition of Henderson’s Private Asset Management Business. For 2001, relates to the July 2001 acquisition of an additional 20% interest in Newton Management Limited and the July 2001 acquisition of Standish, Ayer & Wood.

Note 14—Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Items 2. and 3.—Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Significant financial events

Common dividend increase

In October 2002, the Corporation increased its quarterly common stock dividend by 8% to $.13 per common share. The cash dividend on the Corporation’s common stock is payable Nov. 15, 2002, to shareholders of record at the close of business on Oct. 31, 2002.

Repurchase of common stock

During the third quarter of 2002, 5.1 million shares of common stock were repurchased at a purchase price of $130 million for an average share price of $25.69 per share. Share repurchases in the first nine months of 2002 totaled 19.4 million shares at a purchase price of $669 million for an average share price of $34.57 per share. Common shares outstanding at Sept. 30, 2002, were 17.7% lower than at Jan. 1, 1999, a 92.9 million share reduction, net of shares reissued primarily for employee benefit plan purposes, resulting from stock repurchases of $4.5 billion, at an average price of $36.88 per share. At Sept. 30, 2002, an additional 3.0 million common shares were available for repurchase under a 25 million common share repurchase program authorized by the board of directors in November 2001. In October 2002, the board of directors authorized an additional repurchase program of up to 25 million shares of common stock. See the “Capital” section beginning on page 59 for a discussion of the Corporation’s capital management practices.

Significant financial events (continued)

Acquisition of HBV Capital Management

In July 2002, the Corporation acquired HBV Capital Management LLC, a New York- and London-based investment management company specializing in single-manager hedge funds. This acquisition added approximately $530 million to the Corporation’s assets under management. The transaction was an all cash deal, with initial consideration due at closing and further consideration contingent on HBV’s future performance. Additional terms of the agreement were not disclosed. Upon closing, HBV was renamed Mellon HBV Alternative Strategies and operates as a Mellon Institutional Asset Management firm.

Acquisition of Henderson Global Investors’ private clients and charities asset management business

In August 2002, the Corporation acquired Henderson Global Investors’ private client and charities asset management business, which is branded Henderson Private Asset Management (HPAM). This acquisition added approximately $1.4 billion to the Corporation’s assets under management on behalf of high net worth individuals, private trusts and charities. The staff of HPAM have transferred to Newton Investment Management Limited, the primary UK asset management subsidiary of the Corporation. Terms of the agreement were not disclosed.

Pending formation of joint venture with Shinsei Bank, Limited

In August 2002, the Corporation announced an agreement with Shinsei Bank, Limited to form a 50/50 joint venture investment advisory and trust company, subject to regulatory approval. The joint venture will focus on offering global and international asset management for Japanese pension funds. The joint venture will be located in Tokyo and is expected to begin operations in late 2002.

Pending formation of joint venture with ABN AMRO Bank N.V.

In July 2002, the Corporation announced an agreement with ABN AMRO Bank N.V. to formalize their current marketing strategic alliance for global custody services. The Corporation and ABN AMRO will create a new, separately capitalized financial services company which will provide global custody and related services to clients worldwide, excluding North America, Japan and Australia. Domiciled in The Netherlands with a branch in London, the new company will employ approximately 300 people in The Netherlands and the United Kingdom. The new company will be named ABN AMRO Mellon Global Securities Services B.V. and the results of its operations will be recorded as part of the Corporation’s Asset Servicing sector using the equity method of accounting. Subject to regulatory approval, which is expected late in the fourth quarter of 2002, the new company will be formed from an alliance that has been in existence since November 1998.

Financial Summary

Third quarter of 2002 compared with the second quarter of 2002 and the third quarter of 2001

Consolidated net income totaled $191 million, or $.44 per share, in the third quarter of 2002, compared with $109 million, or $.25 per share, in the second quarter of 2002, and $192 million, or $.40 per share, in the third quarter of 2001. Excluding the amortization of goodwill, net income totaled $216 million, or $.46 per share, in the third quarter of 2001.

Third quarter 2002 income from continuing operations totaled $186 million, or $.43 per share, compared with $106 million, or $.24 per share in the second quarter of 2002, and $179 million, or $.38 per share, in the third quarter of 2001, or excluding the amortization of goodwill, $196 million, or $.41 per share. Results for the second quarter of 2002 included a special provision for credit losses of $.23 per share related in large part to credit exposure to customers associated with allegations of accounting irregularities, as discussed further in “Provision and reserves for credit exposure” on pages 67 through 71. Continuing operations returned 22.6% on equity in the third quarter of 2002, compared with 20.7% in the third quarter of 2001, and 22.6% in the third quarter of 2001 excluding the amortization of goodwill. Return on equity totaled 12.6% in the second quarter of 2002, reflecting the impact of the special provision for credit losses discussed above.

Year-to-date 2002 compared with year-to-date 2001

Consolidated net income totaled $516 million, or $1.17 per share, in the first nine months of 2002, compared with $511 million, or $1.06 per share, in the first nine months of 2001. Excluding the amortization of goodwill, net income totaled $586 million, or $1.22 per share, in the first nine months of 2001. Income from continuing operations totaled $503 million, or $1.14 per share, in the first nine months of 2002, compared with $530 million, or $1.10 per share, in the first nine months of 2001, excluding the amortization of goodwill. Continuing operations returned 20.0% on equity in the first nine months of 2002, compared with 19.0% in the first nine month of 2001, excluding the amortization of goodwill.

Discontinued operations

All information in the Quarterly Report on Form 10-Q is reported on a continuing operations basis. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

Noninterest revenue

	Quarter ended			Nine months ended
(dollar amounts in millions, unless otherwise noted)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001 (a)	Sept. 30, 2002	Sept. 30, 2001 (a)

Trust and investment fee revenue:
Investment management	$340	$355	$345	$1,065	$1,001
Human resources services (b)	232	264	168	765	521
Institutional trust and custody	138	149	116	423	363

Total trust and investment fee revenue	710	768	629	2,253	1,885
Cash management revenue	72	71	62	211	176
Foreign exchange revenue	44	37	38	116	128
Financing-related revenue	34	38	39	106	117
Equity investment revenue	(23)	(5)	(17)	(7)	(157)
Securities trading revenue	14	6	1	24	13
Other	5	8	9	19	27

Total fee and other revenue	856	923	761	2,722	2,189
Gains on sales of securities	28	-	-	28	-

Total noninterest revenue	$884	$923	$761	$2,750	$2,189

Fee revenue as a percentage of fee and net interest revenue (FTE)	84%	86%	84%	85%	84%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)	69%	70%	68%	70%	71%
Market value of assets under management at period end (in billions)	$562	$588	$547
Market value of assets under administration or custody at period end (in billions)	$2,209	$2,213	$2,077
S&P 500 Index at period end	815	990	1,041

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a Financial Accounting Standards Board (FASB) staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)
Amounts do not necessarily agree with those presented in Business Sectors on page 37, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent basis.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Reflecting the predominantly fee based nature of the Corporation’s lines of businesses, fee revenue totaled 84% of fee and net interest revenue, on a fully taxable equivalent basis, in the third quarter of 2002, compared with 86% in the second quarter of 2002 and 84% in the third quarter of 2001. The major component of fee revenue, trust and investment fee revenue, totaled 69% of fee and net interest revenue, on a fully taxable equivalent basis, in the third quarter of 2002, compared with 70% in the second quarter of 2002 and 68% in the third quarter of 2001.

Fee revenue was adversely impacted by the weakened economy and deteriorating equity markets. Fee revenue of $856 million in the third quarter of 2002 decreased $67 million, or 7% (unannualized), from the second quarter of 2002, primarily due to lower trust and investment fee revenue and equity investment revenue partially offset by higher foreign exchange and securities trading revenue. As discussed further under the applicable fee categories below, the 8% decline in trust and investment fee revenue was

Noninterest revenue (continued)

principally due to market depreciation in assets under management on which investment management fees are based, lower benefits consulting revenue and lower transaction volumes in investor services fees, impacting human resources services fee revenue, and a seasonal decline in securities lending fees which are included in institutional trust and custody fees. The decline in equity investment revenue reflects downward fair value adjustments to a number of private direct investments and third party fund investments, as well as lower market values in several publicly held investments. The weak economic environment, as well as weak equity markets, were underlying drivers for these declines.

Fee revenue in the third quarter of 2002 increased $95 million, or 12%, when compared with the third quarter of 2001, reflecting an $81 million, or 13%, increase in trust and investment fee revenue. These increases were impacted by acquisitions, primarily the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network. Excluding the acquisitions, fee revenue decreased approximately 5% in the third quarter of 2002, compared with the third quarter of 2001, primarily reflecting an approximate 5% reduction in trust and investment fee revenue as well as lower equity investment revenue partially offset by higher securities trading, cash management and foreign exchange revenue. The factors contributing to the decline in trust and investment fee revenue and equity investment revenue were the same as those noted above for the decline from the second quarter of 2002.

Investment management fee revenue

As shown in the table on the following page, investment management fee revenue of $340 million declined $15 million, or 4% in the third quarter of 2002 compared with the second quarter 2002 reflecting a decline in assets under management on which investment management fees are based. As shown in the table on page 26, assets under management declined $26 billion from June 30, 2002 due to market depreciation of $31 billion, partially offset by net inflows of $2 billion and $3 billion from acquisitions. The impact was principally in equities as the equity markets at Sept. 30, 2002, as measured by the Standard & Poor’s 500 Index, decreased 17.6% compared to June 30, 2002, while a key bond market benchmark, the Lehman Brothers Long-Term Government Bond Index, increased 12.2% compared to June 30, 2002. The Corporation estimates that a sustained (one year) 100 point change in the Standard & Poor’s 500 Index, when applied to the Corporation’s assets under management mix, would result in a change of approximately $45 million to $60 million in investment management fees, the impact of which would be partially offset by a related increase or decrease in incentive expense.

The largest category of investment management fees are fees from managed mutual funds. As shown in the table on the following page, fees from equity mutual funds declined $11 million while mutual fund fees from money market and bond funds increased $4 million in the third quarter of 2002 compared with the second quarter of 2002. Mutual fund management fees are based upon the daily average net assets of each fund. The average net assets of proprietary mutual funds managed in the third quarter of 2002 were $193 billion, down $6 billion, or 3% from $199 billion in the second quarter of 2002. Proprietary equity funds averaged $38 billion in the third quarter of 2002, a decrease of $8 billion, or 17%, compared with $46 billion in the second quarter of 2002. During the third quarter of 2002, second quarter of 2002, and third quarter of 2001, respectively, the Corporation generated, on an annualized basis, 60 to 62 basis points on equity mutual funds; 24 to 27 basis points on average proprietary money market funds; and 55 to 58 basis points on average proprietary bond and fixed income funds. In the third quarter of 2002, total proprietary managed mutual funds generated 36 basis points, on an annualized basis, on total average proprietary managed mutual funds, compared with 37 basis points in the second quarter of 2002, and 41 basis points in the third quarter of 2001. The decline in institutional and private client investment management fees also resulted principally from depreciation in the market value of equity assets under management.

Noninterest revenue (continued)

Investment management fee revenue of $340 million decreased 2% compared with $345 million in the third quarter of 2001. While assets under management at Sept. 30, 2002 of $562 billion were $15 billion higher than at Sept. 30, 2001, investment management fee revenue decreased principally due to a shift in the mix of assets under management from equities, which typically carry higher basis point fees, to fixed income and money market assets which carry lower fees. As shown in the table below, the decrease was in institutional and private client fees as mutual fund fees actually increased $2 million in spite of this mix shift as a $34 billion increase in average money market mutual fund assets generated sufficiently higher fees to more than offset the decline in fees from equity mutual funds. Equity market levels at Sept. 30, 2002, as measured by the S&P 500 Index, decreased 21.7% compared with Sept. 30, 2001, while the Lehman Brothers Long-Term Government Bond Index, increased 14.9% compared to Sept. 30, 2001.

Investment management fee revenue	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Managed mutual funds (a):
Equity funds	$58	$69	$72	$197	$222
Money market funds	79	78	64	233	175
Bond and fixed-income funds	38	35	37	108	98
Nonproprietary	9	9	9	26	25

Total managed mutual funds	184	191	182	564	520
Institutional	78	84	83	261	240
Private clients	78	80	80	240	241

Total investment management fee revenue	$340	$355	$345	$1,065	$1,001

(a)
Net of quarterly mutual fund fees waived and fund expense reimbursements of $9 million, $10 million and $7 million at Sept. 30, 2002, June 30, 2002, and Sept. 30, 2001, respectively. Net of year-to-date fees waived and fund expense reimbursements of $29 million and $20 million at Sept. 30, 2002, and Sept. 30, 2001.

Investment management fees are dependent on the level and mix of assets under management. The tables on the following page show the composition of assets under management for each period as well as the factors impacting the changes in the third quarter of 2002 and from the third quarter of 2001. As of Sept. 30, 2002, the market value of assets under management was $562 billion, a $26 billion, or 4% (unannualized), decrease from $588 billion at June 30, 2002, and a $15 billion, or 3%, increase from $547 billion at Sept. 30, 2001. The $562 billion of assets managed were comprised as follows: 30% equities; 21% fixed income; 32% money market; 9% overlay and global fixed-income products; and 8% securities lending cash collateral. The decrease in the third quarter of 2002 compared with June 30, 2002 was primarily due to the declining equity markets, as net inflows of $2 billion, due to money market inflows, were offset by market depreciation of $31 million. The increase in the market value of assets under management over the past 12 months reflects net inflows of $38 billion, of which $34 billion were money market assets, which was in excess of market depreciation of $26 billion.

Noninterest revenue (continued)

Market value of assets under management at period end
(in billions)	Sept. 30, 2002		June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001

Mutual funds managed:
Equity funds	$34		$43	$48	$47	$43
Money market funds	125		123	121	111	93
Bond and fixed-income funds	27		26	26	26	27
Nonproprietary	17	(a)	21	24	24	22

Total mutual funds managed	203		213	219	208	185
Institutional (b)	313	(a)	326	339	334	316
Private clients	46		49	52	50	46

Total market value of assets under management	$562		$588	$610	$592	$547
S&P 500 Index at period end	815		990	1,147	1,148	1,041

(a)
At Sept. 30, 2002, the combined market values of $17 billion of nonproprietary mutual funds and $313 billion of institutional assets managed, by asset type, were as follows: $83 billion equities, $23 billion balanced, $75 billion fixed income, $100 billion money market, (which includes securities lending assets of $48 billion); and $49 billion in overlay and global fixed-income products, for a total of $330 billion.

(b)
Includes assets managed at Pareto Partners of $32 billion at Sept. 30, 2002, $35 billion at June 30, 2002, $34 billion at March 31, 2002, $33 billion at Dec. 31, 2001, and $28 billion at Sept. 30, 2001. The Corporation has a 30% equity interest in Pareto Partners.

Changes in market value of assets under management for third quarter 2002—by Business Sector
(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total

Market value of assets under management at June 30, 2002	$317	$184	$44	$43	$588
Net inflows:
Long-term	(2)	-	-	-	(2)
Money market	1	2	-	1	4

Total net inflows	(1)	2	-	1	2
Net market depreciation	(19)	(7)	(5)	-	(31)
Acquisitions	2	-	1	-	3

Market value of assets under management at Sept. 30, 2002	$299	$179	$40	$44	$562

Changes in market value of assets under management from Sept. 30, 2001 to Sept. 30, 2002—by Business Sector
(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total

Market value of assets under management at Sept. 30, 2001	$313	$153	$42	$39	$547
Net inflows:
Long-term	(3)	3	4	-	4
Money market	(2)	31	-	5	34

Total net inflows	(5)	34	4	5	38
Net market depreciation	(10)	(8)	(8)	-	(26)
Acquisitions	1	-	2	-	3

Market value of assets under management at Sept. 30, 2002	$299	$179	$40	$44	$562

Noninterest revenue (continued)

Institutional trust and custody fee revenue

Institutional trust and custody fees are dependent on a number of factors including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided to the customers such as securities lending and performance analytics. Institutional trust and custody revenue of $138 million for the third quarter of 2002 was down $11 million, or 7%, compared with the second quarter of 2002 principally due to a decline in securities lending revenue. Securities lending revenue totaled $16 million in the third quarter of 2002 compared with $24 million in the second quarter of 2002. The $22 million, or 19%, increase in institutional trust and custody fee revenue from the third quarter of 2001 is due in part to the acquisition of Eagle Investment Systems in November 2001 and business growth, offset by a decline in securities lending fees. Securities lending revenue in the third quarter of 2001 totaled $19 million. Excluding the impact of acquisitions and securities lending revenue, institutional trust and custody fees increased approximately 3% compared to the third quarter of 2001 due to business growth. Institutional trust and custody fees benefited from the conversion of new customers during the quarter totaling $57 billion. The decline in the market value of assets under administration and custody reflects the impact of market depreciation.

Market value of assets under administration or custody at period end
(in billions)	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001

Market value of assets under administration or custody (a)(b)	$2,209	$2,213	$2,324	$2,082	$2,077

S&P 500 Index at period end	815	990	1,147	1,148	1,041

(a)
Includes $315 billion of assets at Sept. 30, 2002; $326 billion of assets at June 30, 2002; $304 billion of assets at March 31, 2002; $289 billion of assets at Dec. 31, 2001; and $276 billion of assets at Sept. 30, 2001, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce.

(b)
Assets administered by the Corporation under ABN AMRO Mellon, a strategic alliance of the Corporation and ABN AMRO, included in the table above, were $157 billion at Sept. 30, 2002; $166 billion at June 30, 2002; $139 billion at March 31, 2002; $130 billion at Dec. 31, 2001; and $118 billion at Sept. 30, 2001. In July 2002, the Corporation announced an agreement with ABN AMRO to formalize their alliance and create a joint venture. See page 21 for more information.

Human resources services fee revenue

Human resources services fee revenue of $232 million in the third quarter of 2002 decreased 12% (unannualized) compared to the second quarter of 2002 principally due to lower benefits consulting revenue, due principally to a slowdown in discretionary spending by large corporate and institutional customers. Benefit plan administration fees and investor services fees were also lower due to lower asset levels and lower plan participant activity volumes. Human resources services fee revenue increased $64 million, or 39%, from $168 million in the third quarter of 2001 primarily reflecting the impact of the January 2002 acquisition of Unifi Network. Excluding the impact of acquisitions, human resources services fee revenue declined approximately 15% generally reflecting the same factors that resulted in the decrease compared with the second quarter of 2002.

Noninterest revenue (continued)

Cash management revenue

Cash management fee revenue of $72 million increased $1 million, or 1%, compared with the second quarter of 2002, and $10 million, or 15%, in the third quarter of 2002, compared with the third quarter of 2001. The increase compared with the third quarter of 2001 primarily resulted from lower levels of compensating balances resulting in an increase in cash management fees, and higher volumes of electronic and lockbox services. Cash management revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on these compensating balances are recognized in net interest revenue.

Foreign exchange revenue

Foreign exchange revenue totaled $44 million in the third quarter of 2002, a $7 million or 19% increase compared with the second quarter of 2002, and a $6 million or 16% increase compared with the third quarter of 2001. The increases were primarily due to higher levels of client volumes.

Financing-related revenue

Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on loan sales; and gains or losses on lease residuals totaled $34 million in the third quarter of 2002, a decrease of $4 million, or 12%, compared with the second quarter of 2002 and a decrease of $5 million, or 14%, in the third quarter of 2002 compared with the third quarter of 2001, primarily reflecting lower gains on lease residuals.

Equity investment revenue

Equity investment revenue includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains/losses from other equity investments. The table below shows the components of equity investment revenue, including the factors resulting in the venture capital losses.

Equity investment revenue—gain/(loss)	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Venture capital activity:
Net valuation adjustments on private direct investments	$(18)	$(23)	$(16)	$(35)	$(155)
Writedowns of publicly held direct investments	(7)	-	(4)	(8)	(3)
Realized gains on direct investments	-	1	4	1	11
Net valuation adjustments of third party indirect funds	(7)	15	(13)	6	(24)
Realized gains on third party indirect funds	4	2	1	8	8

Total venture capital activity	(28)	(5)	(28)	(28)	(163)

Equity income and gains/(losses) on the sale of other equity investments	5	-	11	21	6

Total equity investment revenue	$(23)	$(5)	$(17)	$(7)	$(157)

Noninterest revenue (continued)

Each quarter, a complete review of each direct venture capital investment is made and the risk rating for each investment is updated to reflect changes in sustained performance of the company and recent or pending financing events at the company as part of the valuation process. Investments are assigned one of the following risk ratings: superior, meets expectations, below expectations, declining, or new investment not rated. The performance of each investment versus its business plan (action plan, projected cash position, revenue pipelines, etc.) and the ability of the portfolio company’s management team to implement their plan for growth and adapt it to a changing marketplace is considered, as well as external factors such as the overall economy, competitors and the sector in which the company operates. The valuation adjustments for direct investments noted above reflect the application of this process. The writedowns of publicly held investments reflect declines in the market value of those investments. Indirect investments are also reviewed each quarter, with valuation adjustments made based on the fund performance data supplied by the fund managers. All direct investment valuations are reviewed by the Mellon Ventures board of directors quarterly and indirect investment valuations are reviewed semi-annually. Adjustments of the carrying values and the fair value determination process are also audited by the Corporation’s Internal Audit department and reviewed with the Audit Committee of the Board of Directors.

The losses from venture capital activity reflect the weak economic environment and deterioration in the equity markets. The majority of the Corporation’s venture capital investments are in companies that sell products or services to other companies, and as such have been significantly impacted by the slowdown in discretionary corporate spending, as well as from the general lack of venture capital funding. While factors vary from investment to investment, the prevalent factors applicable to the deterioration in the portfolio are revenues well below expectations, negative cash flows and, in many cases, cash positions, which without additional financing may not be sufficient to sustain the companies to a cash break-even position. Although the valuation adjustments result from a company by company review of the portfolio, continued deterioration in the external environment is also a contributing factor. Bankruptcies have been high relative to historical rates and industry-wide, investment volume in 2002 is near 2001 levels which were down by approximately two-thirds compared to 2000. Activity in the first quarter of 2002 resulted in a gain of $5 million primarily due to an improved risk rating of a direct investment in an insurance broker. Activity in the second quarter of 2002 resulted in a loss of $5 million primarily resulting from the valuation adjustment of an investment in a printing software company, and from valuations of companies in the technology sector which were adjusted to reflect prices that were being realized as technology companies were acquired by other companies. These negative valuations were partially offset by positive adjustments on indirect funds following the receipt of performance data from the fund managers. The third quarter 2002 loss of $28 million primarily resulted from valuation adjustments of companies in the technology and telecommunications sectors that were risk rated in the “below expectations” and “declining” categories, as well as additional negative valuation adjustments to reflect prices being realized in mergers and acquisitions of technology and telecommunications companies. Activity in the first quarter of 2001 resulted in a gain of $5 million primarily due to an improved risk rating of a direct investment in a plastics products company. The loss of $140 million in the second quarter of 2001 reflected the effects of a weakening economy and a general lack of venture capital funding. Losses were recorded on six private direct investments that, as a result of declining revenues and weak cash positions, were nearing bankruptcy. These companies were in the steel, chemical, information technology and temporary staffing sectors. Additional negative valuations were recorded against investments in companies in the technology and telecommunications sectors that were risk rated as “below expectations” and “declining”. A loss of $28 million was recorded in the third quarter of 2001 as the economic decline was exacerbated by the events of September 11. Valuation adjustments were recorded against investments in technology, defense, and telecommunications sectors that were risk rated as “below expectations” and “declining”. Continued weakness in the economy and further deterioration in the equity markets could result in additional losses in the future. See the table on page 51 for the life-to-date activity of the Corporation’s venture capital investments portfolio.

Noninterest revenue (continued)

Securities trading revenue

Securities trading revenue totaled $14 million in the third quarter of 2002, an $8 million increase compared with the second quarter of 2002, and a $13 million increase compared with the third quarter of 2001. These increases compared with both prior periods were primarily due to higher volumes.

Potential impact of reduced credit availability

As further discussed in Net interest revenue on page 31, noninterest revenue could potentially be negatively impacted in the future by the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace. However, it is not possible to quantify the impact at this time.

Fee and other revenue including gross joint venture fee revenue

The Corporation accounts for its interests in joint ventures under the equity method of accounting, with net results recorded primarily as trust and investment fee revenue. The gross joint venture fee revenue is not included in the reported fee revenue. The table on the following page presents the components of total fee and other revenue, including gross joint venture fee revenue.

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Trust and investment fee revenue	$777	$836	$694	$2,453	$2,080
Foreign exchange revenue	50	41	42	130	145
Non-impacted components of fee and other revenue	102	118	94	353	176

Total fee and other revenue including gross joint venture fee revenue	929	995	830	2,936	2,401

Less: Trust and investment gross joint venture fee revenue	(67)	(68)	(65)	(200)	(195)
Foreign exchange gross joint venture fee revenue	(6)	(4)	(4)	(14)	(17)

Total gross joint venture fee revenue (a)	(73)	(72)	(69)	(214)	(212)

Total fee and other revenue as reported	$856	$923	$761	$2,722	$2,189

(a)
The gross joint venture fee revenue presented above is shown net of the equity income earned from the joint ventures. This table does not include the results of the proposed joint venture with ABN AMRO, which is expected to be finalized in the fourth quarter of 2002.

Year-to-date 2002 compared with year-to-date 2001

Fee revenue for the first nine months of 2002 totaled $2.722 billion, a $533 million, or 24%, increase compared with the first nine months of 2001. Fee revenue in the first nine months of 2002 was positively impacted by acquisitions, most notably the July 2001 acquisition of Standish Mellon Asset Management, the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network. Excluding the effect of acquisitions, fee revenue for the first nine months of 2002 increased approximately 5% compared with the first nine months of 2001, reflecting higher cash management fee revenue and the $140 million charge for venture capital fair value adjustments recorded in the second quarter of 2001. Excluding the second quarter 2001 venture capital fair value adjustments and the impact of acquisitions, fee revenue and trust and investment fee revenue were essentially flat, year over year.

Noninterest revenue (continued)

Gains on sales of securities

The $28 million of gains on the sales of securities in the third quarter of 2002 resulted from the sale of mortgage-backed investment securities out of the Corporation’s securities available for sale portfolio. Given the decline in interest rates associated with the weak economy, these sales represent a modest repositioning of the Corporation’s mortgage-backed securities portfolio to protect against accelerated prepayments associated with lower rates. At Sept. 30, 2002, net unrealized gains remaining in the Corporation’s available for sale portfolio were $230 million, up from $185 million at June 30, 2002.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis for the third quarter of 2002 totaled $159 million, an increase of $3 million compared with $156 million in the second quarter of 2002 and an increase of $11 million compared with $148 million in the third quarter of 2001. The net interest margin on a fully taxable equivalent basis was 2.72% in the third quarter of 2002, down 4 basis points compared with 2.76% in the second quarter of 2002 and up 37 basis points compared with 2.35% in the third quarter of 2001. The increase in net interest revenue in the third quarter of 2002 compared to the third quarter of 2001 reflects the higher net interest margin partially offset by a lower level of interest-earning assets. Average interest-earning assets decreased $1.8 billion compared with the third quarter of 2001, due to lower levels of money market investments and securities.

As a result of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace, it is expected that net interest revenue will be negatively impacted in the future. In addition, noninterest revenue could potentially be negatively impacted if customers transfer business to other providers. It is not possible to quantify the impact on either net interest revenue or noninterest revenue at this time.

Year-to-date 2002 compared with year-to-date 2001

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $473 million and 2.79%, respectively, in the first nine months of 2002, compared with $428 million and 2.51%, respectively, in the first nine months of 2001. The $45 million increase in net interest revenue primarily resulted from the average rates paid on interest-bearing liabilities declining more than the yields on interest-earning assets. See the following two pages for an analysis of the changes in volumes and rates affecting net interest revenue.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Nine months ended
	Sept. 30, 2002		Sept. 30, 2001
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates

Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$1,878	3.39%	$1,918	4.52%
Federal funds sold and securities under resale agreements	339	2.01	1,018	4.74
Other money market investments	118	2.15	178	4.06
Trading account securities	725	1.14	363	4.44
Securities:
U.S. Treasury and agency securities (a)	7,607	5.28	8,355	6.09
Obligations of states and political subdivisions (a)	376	6.89	248	6.70
Other (a)	1,820	6.87	704	7.90
Loans, net of unearned discount	9,522	4.85	9,986	7.02
Funds allocated to discontinued operations	245	2.02	-	-

Total interest-earning assets	22,630	4.86	22,770	6.33
Cash and due from banks	2,907		2,813
Premises and equipment	725		604
Customers’ acceptance liability	2		13
Net acquired property	2		5
Other assets of discontinued operations	276		14,415
Other assets (a)	6,990		6,009
Reserve for loan losses	(143)		(219)

Total assets	$33,389		$46,410

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand	$133	3.12%	$142	2.26%
Money market and other savings accounts	6,190	1.40	5,501	3.02
Savings certificates	244	3.18	181	4.33
Other time deposits	884	1.98	1,032	4.51
Deposits in foreign offices	3,438	1.91	3,468	3.94

Total interest-bearing deposits	10,889	1.67	10,324	3.45
Federal funds purchased and securities under repurchase agreements	2,238	1.56	1,858	4.41
U.S. Treasury tax and loan demand notes	324	1.44	240	4.71
Term federal funds purchased	360	1.79	46	4.36
Commercial paper	48	1.68	434	4.28
Other funds borrowed	591	3.52	379	7.04
Notes and debentures (with original maturities over one year)	4,223	3.31	3,686	5.54
Trust-preferred securities	980	8.07	973	8.11
Funds allocated from discontinued operations	-	-	890	9.91

Total interest-bearing liabilities	19,653	2.38	18,830	4.61
Total noninterest-bearing deposits	7,554		7,134
Acceptances outstanding	2		13
Other liabilities of discontinued operations	276		14,415
Other liabilities (a)	2,644		2,343

Total liabilities	30,129		42,735
Shareholders’ equity (a)	3,260		3,675

Total liabilities and shareholders’ equity	$33,389		$46,410

Rates
Yield on total interest-earning assets		4.86%		6.33%
Cost of funds supporting interest-earning assets		2.07		3.82

Net interest margin:
Taxable equivalent basis		2.79%		2.51%
Without taxable equivalent increments		2.74		2.48

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended

	Sept. 30, 2002		June 30, 2002		Sept. 30, 2001

(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates

Assets

Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$1,890	3.35%	$1,742	3.57%	$2,927	4.11%
Federal funds sold and securities under resale agreements	340	1.89	272	1.92	1,211	3.67
Other money market investments	114	2.03	114	2.46	158	3.26
Trading account securities	738	0.81	748	1.23	345	3.42
Securities:
U.S. Treasury and agency securities (a)	8,059	4.80	8,028	5.06	8,790	5.79
Obligations of states and political subdivisions (a)	402	6.81	381	6.95	293	6.64
Other (a)	1,794	7.08	1,428	7.81	1,703	7.93
Loans, net of unearned discount	9,836	4.56	9,662	5.10	9,611	6.18
Funds allocated to discontinued operations	-	-	246	1.96	-	-

Total interest-earning assets	23,173	4.61	22,621	4.95	25,038	5.75
Cash and due from banks	2,838		2,987		2,740
Premises and equipment	708		712		629
Customers’ acceptance liability	3		2		5
Net acquired property	1		1		3
Other assets of discontinued operations	-		234		11,030
Other assets (a)	7,507		6,816		6,155
Reserve for loan losses	(241)		(104)		(202)

Total assets	$33,989		$33,269		$45,398

Liabilities and shareholders’ equity

Interest-bearing liabilities:
Deposits in domestic offices:
Demand	$131	3.33%	$132	2.43%	$152	2.09%
Money market and other savings accounts	7,084	1.20	5,664	1.53	5,230	2.14
Savings certificates	233	2.94	243	3.47	172	3.35
Other time deposits	651	1.78	1,343	1.88	656	3.85
Deposits in foreign offices	3,401	1.77	3,605	1.97	3,585	3.32

Total interest-bearing deposits	11,500	1.46	10,987	1.77	9,795	2.71
Federal funds purchased and securities under repurchase agreements	1,809	1.55	2,555	1.62	1,315	3.16
U.S. Treasury tax and loan demand notes	125	1.49	386	1.35	93	3.28
Term federal funds purchased	174	1.75	817	1.82	54	3.20
Commercial paper	19	1.29	68	1.77	678	3.64
Other funds borrowed	624	3.66	581	3.31	255	7.61
Notes and debentures (with original maturities over one year)	4,483	3.12	4,142	3.39	3,758	4.61
Trust-preferred securities	990	7.90	978	8.08	967	8.09
Funds allocated from discontinued operations	-	-	-	-	4,198	5.83

Total interest-bearing liabilities	19,724	2.24	20,514	2.42	21,113	4.04
Total noninterest-bearing deposits	8,424		6,931		7,525
Acceptances outstanding	3		2		5
Other liabilities of discontinued operations	-		234		11,030
Other liabilities (a)	2,689		2,321		2,347

Total liabilities	30,840		30,002		42,020
Shareholders’ equity (a)	3,149		3,267		3,378

Total liabilities and shareholders’ equity	$33,989		$33,269		$45,398

Rates

Yield on total interest-earning assets		4.61%		4.95%		5.75%
Cost of funds supporting interest-earning assets		1.89		2.19		3.40

Net interest margin:
Taxable equivalent basis		2.72%		2.76%		2.35%
Without taxable equivalent increments		2.66		2.70		2.32

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended				Nine months ended
(dollar amounts in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	(a)	Sept. 30, 2002	Sept. 30, 2001	(a)

Staff expense	$440	$458	$363		$1,374	$1,097
Professional, legal and other purchased services	105	94	80		282	233
Net occupancy expense	63	60	55		186	160
Equipment expense	51	53	40		160	113
Business development	32	34	27		98	85
Communications expense	25	30	24		83	72
Amortization of goodwill	-	-	18		-	54
Amortization of other intangible assets	3	4	2		10	5
Other expense	37	27	16		95	56

Total operating expense	$756	$760	$625		$2,288	$1,875

Efficiency ratio excluding amortization of goodwill in 2001 (b)	74%	70%	66%		71%	69%

Average full-time equivalent staff	24,300	24,100	21,000		24,100	21,400

(a)
In January 2002, the Corporation began to record customer expense reimbursements as revenue in accordance with a FASB staff announcement. The Corporation had historically reported expense reimbursements as a reduction of expenses. Prior period amounts have been reclassified.

(b)	Operating expense as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the gains on the sales of securities.

Operating expense of $756 million decreased 1% (unannualized), in the third quarter of 2002 compared with the second quarter of 2002 primarily reflecting lower incentive expense in the third quarter of 2002, offset in part by higher professional, legal and other purchased services.

Operating expense in the third quarter of 2002 increased $131 million, or 21%, compared with the third quarter of 2001. The increase was impacted by acquisitions, primarily the November 2001 acquisition of Eagle Investment Systems and the January 2002 acquisition of Unifi Network, partially offset by the adoption of Statement of Financial Accounting Standard (FAS) No. 142, which requires that goodwill no longer be amortized. Excluding the effect of acquisitions and the third quarter 2001 amortization of goodwill, operating expense increased approximately 5% in the third quarter of 2002 compared with the third quarter of 2001, reflecting a number of factors including expenses associated with a new investment manager outsourcing contract, significantly higher medical and other benefits expense, including a lower pension credit in 2002, and higher occupancy, equipment and other expenses. The Corporation currently expects that medical and other benefits expense (included within staff expense in the table above), and insurance expense will continue to increase in the future, while the pension credit will decrease. The Corporation’s defined benefit pension plans are overfunded and have generated significant pension credits for the past several years. Realized and unrealized losses on plan assets in the full-year 2001 and the first nine months of 2002 combined with lower projected future returns may result in a significantly reduced pension credit in 2003 and perhaps beyond. See the discussion of critical accounting policies on pages 73 and 74 for a further discussion of the factors that affect pension expense.

Year-to-date 2002 compared with year-to-date 2001

Operating expense for the first nine months of 2002 totaled $2.288 billion, a $413 million, or 22%, increase compared with the first nine months of 2001. Excluding the effect of acquisitions and amortization of goodwill for the first nine months of 2001, operating expenses increased approximately 5% in the first nine months of 2002 compared with the first nine months of 2001, due to the same factors noted above for the third quarter of 2002 compared to the third quarter of 2001.

Operating expense (continued)

Stock option expense

In the third quarter of 2002, the Corporation announced that beginning Jan. 1, 2003, the Corporation will expense the estimated fair value of stock options under current transitional guidance of the Financial Accounting Standards Board (FASB) Statement No. 123, subject to any new provision that may be implemented by the FASB in the interim. Based on the number of options estimated to be awarded in 2002, and on current market prices for the Corporation’s common stock, if this accounting treatment were in effect in 2002, expensing stock options would reduce 2002 results by approximately $.02 per share and as required by the current transitional guidance, gradually become larger until the new treatment is fully reflected in 2006 in an amount of approximately $.09 per share.

Streamlining and other charges

In late 2001, the Corporation initiated the Lifting Earnings and Performance (LEAP) project, a process that reviewed all aspects of the Corporation’s operations with the objective of improving productivity and redeploying investments to areas that held the best opportunities for future growth. A $62 million charge was recorded in the fourth quarter of 2001 associated in large part with improving productivity and consolidating operations, as well as for other expenses, as shown in the table below. Approximately $30 million of the charge was for planned severance actions recorded in staff expense, $16 million was for consultants used to help develop and administer the productivity initiatives and for conversion costs recorded in professional, legal and other purchased services. Of the remaining $16 million, the most significant component was for the settlement of a contractual dispute, recorded in other expenses. The reserve for the settlement of the contractual dispute was utilized for this matter in the fourth quarter of 2002. The table below shows the subsequent usage of these accruals and/or the expected time period when remaining accrued expenses will be used in the future.

Streamlining and other charges
	Total expenses at Dec. 31, 2001	Expenditures and adjustments at September 30, 2002	Expected expenditures
(in millions)			Fourth quarter 2002	Full Year 2003

Benefit and severance programs	$30	$13	$14	$3
Professional, legal and other purchased services	16	16	-	-
Other expenses	16	-	16	-

Total streamlining and other expenses	$62	$29	$30	$3

Income taxes

The provision for income taxes from continuing operations totaled $257 million in the first nine months of 2002 compared with $266 million in the first nine months of 2001. The Corporation’s effective tax rate on income from continuing operations was 33.8% for the first nine months of 2002, compared with 33.9% for the first nine months of 2001, excluding the impact of the amortization of non-tax deductible goodwill or 35.7% including the impact of goodwill amortization. It is currently anticipated that the effective tax rate will be approximately 34% in the fourth quarter of 2002.

Business sectors

Quarterly data (a)	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01

Revenue:
Fee and other revenue	$131	$138	$134	$133	$142	$140	$79	$81	$82	$343	$361	$356
Net interest revenue (expense)	(8)	(7)	(6)	2	2	-	52	54	44	46	49	38

Total revenue	123	131	128	135	144	140	131	135	126	389	410	394
Credit quality expense	-	-	-	-	-	-	(1)	-	-	(1)	-	-
Operating expense:
Amortization of goodwill	-	-	2	-	-	2	-	-	5	-	-	9
Other	112	109	98	83	86	84	68	66	62	263	261	244

Total operating expense	112	109	100	83	86	86	68	66	67	263	261	253

Income from continuing operations before taxes (benefits)	11	22	28	52	58	54	64	69	59	127	149	141
Income taxes (benefits)	4	9	12	22	23	22	23	25	22	49	57	56

Income (loss) from continuing operations	7	13	16	30	35	32	41	44	37	78	92	85
Income from discontinued operations after-tax (b)	-	-	-	-	-	-	-	-	-	-	-	-

Net income (loss)	$7	$13	$16	$30	$35	$32	$41	$44	$37	$78	$92	$85

Average loans	$-	$-	$-	$-	$-	$-	$2.8	$2.7	$2.4	$2.8	$2.7	$2.4
Average assets (c)	$1.3	$1.2	$1.0	$0.7	$0.7	$0.6	$4.8	$5.0	$4.6	$6.8	$6.9	$6.2
Average deposits	$-	$-	$-	$-	$-	$-	$4.3	$4.4	$3.9	$4.3	$4.4	$3.9
Average common equity	$0.2	$0.2	$0.2	$0.4	$0.4	$0.4	$0.2	$0.2	$0.2	$0.8	$0.8	$0.8
Average Tier I preferred equity	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Return on common equity (d)(e)	12%	24%	28%	29%	34%	34%	78%	82%	66%	38%	43%	41%
Pre-tax operating margin (d)	9%	17%	22%	39%	40%	38%	49%	51%	47%	33%	36%	36%

For the nine months ended Sept. 30, (a)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2002	2001	2002	2001	2002	2001	2002	2001

Revenue:
Fee and other revenue	$423	$382	$416	$398	$243	$250	$1,082	$1,030
Net interest revenue (expense)	(22)	(8)	5	-	160	116	143	108

Total revenue	401	374	421	398	403	366	1,225	1,138
Credit quality expense (revenue)	-	-	-	-	-	-	-	-
Operating expense:
Amortization of goodwill	-	8	-	8	-	12	-	28
Other	338	268	253	236	204	185	795	689

Total operating expense	338	276	253	244	204	197	795	717

Income from continuing operations before taxes (benefits)	63	98	168	154	199	169	430	421
Income taxes (benefits)	24	39	69	63	71	64	164	166

Income (loss) from continuing operations	39	59	99	91	128	105	266	255
Income from discontinued operations after-tax (b)	-	-	-	-	-	-	-	-

Net income (loss)	$39	$59	$99	$91	$128	$105	$266	$255

Average loans	$-	$-	$-	$-	$2.7	$2.4	$2.7	$2.4
Average assets (c)	$1.2	$0.8	$0.7	$0.7	$5.0	$4.7	$6.9	$6.2
Average deposits	$-	$-	$-	$-	$4.4	$4.1	$4.4	$4.1
Average common equity	$0.2	$0.2	$0.4	$0.4	$0.2	$0.2	$0.8	$0.8
Average Tier I preferred equity	$-	$-	$-	$-	$-	$-	$-	$-

Return on common equity (d)(e)	23%	37%	33%	35%	81%	63%	42%	43%
Pre-tax operating margin (d)	16%	26%	40%	39%	49%	46%	35%	37%

(a)	Results for the third quarter and first nine months of 2001 include the after-tax impact of the amortization of goodwill from purchase acquisitions.
(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data (a)	Asset Servicing			Human Resources Services			Treasury Services			Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01

Revenue:
Fee and other revenue	$165	$168	$140	$257	$279	$177	$93	$92	$88	$515	$539	$405
Net interest revenue (expense)	23	24	31	(7)	(6)	(3)	124	120	105	140	138	133

Total revenue	188	192	171	250	273	174	217	212	193	655	677	538
Credit quality expense	-	-	-	-	-	-	1	-	1	1	-	1
Operating expense:
Amortization of goodwill	-	-	1	-	-	3	-	-	3	-	-	7
Other	138	134	108	246	256	165	117	118	108	501	508	381

Total operating expense	138	134	109	246	256	168	117	118	111	501	508	388

Income from continuing operations before taxes (benefits)	50	58	62	4	17	6	99	94	81	153	169	149
Income taxes (benefits)	18	20	22	1	6	3	36	34	30	55	60	55

Income (loss) from continuing operations	32	38	40	3	11	3	63	60	51	98	109	94
Income from discontinued operations after-tax (b)	-	-	-	-	-	-	-	-	-	-	-	-

Net income (loss)	$32	$38	$40	$3	$11	$3	$63	$60	$51	$98	$109	$94

Average loans	$-	$-	$-	$-	$-	$-	$5.4	$5.5	$5.3	$5.4	$5.5	$5.3
Average assets (c)	$4.7	$4.4	$4.7	$2.0	$1.7	$0.9	$12.7	$9.6	$9.9	$19.4	$15.7	$15.5
Average deposits	$3.4	$3.4	$3.8	$0.1	$0.1	$0.1	$11.0	$8.0	$8.6	$14.5	$11.5	$12.5
Average common equity	$0.4	$0.5	$0.4	$0.3	$0.3	$0.2	$1.1	$1.0	$0.8	$1.8	$1.8	$1.4
Average Tier I preferred equity	$-	$-	$-	$-	$-	$-	$0.2	$0.2	$0.2	$0.2	$0.2	$0.2

Return on common equity (d)(e)	28%	33%	33%	4%	16%	9%	24%	24%	26%	22%	25%	26%
Pre-tax operating margin (d)	26%	30%	36%	2%	6%	4%	45%	45%	42%	23%	25%	28%

For the nine months ended Sept. 30 (a)
(dollar amounts in millions, averages in billions; presented on an FTE basis)	Asset Servicing		Human Resources Services		Treasury Services		Total Corporate & Institutional Services
	2002	2001	2002	2001	2002	2001	2002	2001

Revenue:
Fee and other revenue	$485	$445	$816	$550	$274	$263	$1,575	$1,258
Net interest revenue (expense)	75	90	(19)	(9)	357	297	413	378

Total revenue	560	535	797	541	631	560	1,988	1,636
Credit quality expense (revenue)	-	-	-	-	2	2	2	2
Operating expense:
Amortization of goodwill	-	4	-	9	-	9	-	22
Other	400	326	754	494	348	326	1,502	1,146

Total operating expense	400	330	754	503	348	335	1,502	1,168

Income from continuing operations before taxes (benefits)	160	205	43	38	281	223	484	466
Income taxes (benefits)	57	74	15	15	101	82	173	171

Income (loss) from continuing operations	103	131	28	23	180	141	311	295
Income from discontinued operations after-tax (b)	-	-	-	-	-	-	-	-

Net income (loss)	$103	$131	$28	$23	$180	$141	$311	$295

Average loans	$-	$-	$-	$-	$5.4	$5.6	$5.4	$5.6
Average assets (c)	$4.4	$4.7	$1.8	$0.9	$10.8	$10.1	$17.0	$15.7
Average deposits	$3.3	$3.7	$0.1	$0.1	$9.2	$8.6	$12.6	$12.4
Average common equity	$0.4	$0.5	$0.3	$0.1	$1.1	$0.9	$1.8	$1.5
Average Tier I preferred equity	$-	$-	$-	$-	$0.2	$0.3	$0.2	$0.3

Return on common equity (d)(e)	30%	38%	14%	19%	23%	22%	23%	26%
Pre-tax operating margin (d)	29%	38%	5%	7%	45%	40%	25%	29%

(a)	Results for the third quarter and first nine months of 2001 include the after-tax impact of the amortization of goodwill from purchase acquisitions.
(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)	On a continuing operations basis.
(e)	Ratios are annualized.
Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data (a)
(dollar amounts in millions, averages in billions; presented on an FTE basis)	Total Core Sectors			Other Activity			Consolidated Results
	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01

Revenue:
Fee and other revenue	$858	$900	$761	$35	$35	$11	$893	$935	$772
Net interest revenue (expense)	186	187	171	(27)	(31)	(23)	159	156	148

Total revenue	1,044	1,087	932	8	4	(12)	1,052	1,091	920
Credit quality expense	-	-	1	2	160	4	2	160	5
Operating expense:
Amortization of goodwill	-	-	16	-	-	2	-	-	18
Other	764	769	625	(8)	(9)	(18)	756	760	607

Total operating expense	764	769	641	(8)	(9)	(16)	756	760	625

Income from continuing operations before taxes (benefits)	280	318	290	14	(147)	-	294	171	290
Income taxes (benefits)	104	117	111	4	(52)	-	108	65	111

Income (loss) from continuing operations	176	201	179	10	(95)	-	186	106	179
Income from discontinued operations after-tax (b)	-	-	-	-	-	-	5	3	13

Net income (loss)	$176	$201	$179	$10	$(95)	$-	$191	$109	$192

Average loans	$8.2	$8.2	$7.7	$1.6	$1.5	$1.9	$9.8	$9.7	$9.6
Average assets (c)(d)	$26.2	$22.6	$21.7	$8.0	$10.3	$12.8	$34.2	$33.4	$45.5
Average deposits	$18.8	$15.9	$16.4	$1.1	$2.0	$0.9	$19.9	$17.9	$17.3
Average common equity	$2.6	$2.6	$2.2	$0.7	$0.8	$1.2	$3.3	$3.4	$3.4
Average Tier I preferred equity	$0.2	$0.2	$0.2	$0.8	$0.8	$0.8	$1.0	$1.0	$1.0

Return on common equity (e)(f)	27%	31%	32%	NM	NM	NM	23%	13%	21%
Pre-tax operating margin (e)	27%	29%	31%	NM	NM	NM	28%	16%	32%

For the nine months ended Sept. 30, (a)
(dollar amounts in millions, averages in billions; presented on an FTE basis)		Total Core Sectors			Other Activity			Consolidated Results
		2002	2001		2002	2001		2002	2001

Revenue:
Fee and other revenue		$2,657	$2,288		$124	$(68)		$2,781	$2,220
Net interest revenue (expense)		556	486		(83)	(58)		473	428

Total revenue		3,213	2,774		41	(126)		3,254	2,648
Credit quality expense (revenue)		2	2		164	(11)		166	(9)
Operating expense:
Amortization of goodwill		-	50		-	4		-	54
Other		2,297	1,835		(9)	(14)		2,288	1,821

Total operating expense		2,297	1,885		(9)	(10)		2,288	1,875

Income from continuing operations before taxes (benefits)		914	887		(114)	(105)		800	782
Income taxes (benefits)		337	337		(40)	(35)		297	302

Income (loss) from continuing operations		577	550		(74)	(70)		503	480
Income from discontinued operations after-tax (b)		-	-		-	-		13	31

Net income (loss)		$577	$550		$(74)	$(70)		$516	$511

Average loans		$8.1	$8.0		$1.4	$2.0		$9.5	$10.0
Average assets (c)(d)		$23.9	$21.9		$9.1	$10.2		$33.5	$46.5
Average deposits		$17.0	$16.5		$1.4	$1.0		$18.4	$17.5
Average common equity		$2.6	$2.3		$0.8	$1.4		$3.4	$3.7
Average Tier I preferred equity		$0.2	$0.3		$0.8	$0.7		$1.0	$1.0

Return on common equity (e)(f)		29%	32%		NM	NM		20%	17%
Pre-tax operating margin (e)		28%	32%		NM	NM		25%	30%

(a)	Results for the third quarter and first nine months of 2001 include the after-tax impact of the amortization of goodwill from purchase acquisitions.
(b)	Income from discontinued operations has not been allocated to any of the Corporation’s reportable sectors.
(c)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities to balance.
(d)
Consolidated average assets includes average assets of discontinued operations of $- million, $480 million and $11.030 billion for the third quarter of 2002, second quarter of 2002 and third quarter of 2001, respectively, and $521 million, $14.415 billion for the first nine months of 2002 and 2001, respectively.

(e)	On a continuing operations basis.
(f)	Ratios are annualized.
Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.
NM — Not meaningful

Business sectors (continued)

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two major classes of customers—high net worth individuals/families and large institutional customers. Lines of business that offer similar or related products and services to common or similar customer decision makers have been combined into six core business sectors. In addition, Other Activity, as discussed further on pages 49 through 51, consists of all activities not reported in the Corporation’s core business sectors. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2001 Financial Annual Report to Shareholders except: fee and other revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis; and credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk assessments and factors and, where appropriate, regulatory guidelines. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units.

Reflecting repositioning actions taken to sharpen its strategic focus in 2001 and the January 2002 acquisition of Unifi Network, the Corporation’s core business sectors are divided into two overall reportable groups—Asset Management and Corporate & Institutional Services. The Asset Management group is comprised of the Institutional Asset Management, Mutual Funds and Private Wealth Management sectors. The Corporate & Institutional Services group is comprised of the Asset Servicing, Human Resources Services and Treasury Services sectors. In addition, Business Sector information is reported on a continuing operations basis for all periods presented. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

Core Business Sectors—Summary

Core Business Sectors (a)
(dollar amounts in millions, presented on an FTE basis)

	Total Revenue			Income Before Taxes			Return on Equity

	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01
Asset Management Group	$389	$410	$394	$127	$149	$141	38%	43%	41%
Corporate & Institutional Services Group	655	677	538	153	169	149	22%	25%	26%

Total Core Business Sectors	$1,044	$1,087	$932	$280	$318	$290	27%	31%	32%

(a)	Results for 2001 include the impact of the amortization of goodwill from purchase acquisitions.

Core Business Sectors (a)
(dollar amounts in millions, presented on an FTE basis)

	Total Revenue		Income Before Taxes		Return on Equity

	YTD02	YTD01	YTD02	YTD01	YTD02	YTD01
Asset Management Group	$1,225	$1,138	$430	$421	42%	43%
Corporate & Institutional Services Group	1,988	1,636	484	466	23%	26%

Total Core Business Sectors	$3,213	$2,774	$914	$887	29%	32%

(a)	Results for 2001 include the impact of the amortization of goodwill from purchase acquisitions.

Business sectors (continued)

Quarterly Summary	% of Core Sector Revenue			% of Core Sector Income Before Taxes			Pre-tax Operating Margin (a)
	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01	3Q02	2Q02	3Q01

Asset Management Group	37%	38%	42%	45%	47%	49%	33%	36%	36%
Corporate & Institutional Services Group	63%	62%	58%	55%	53%	51%	23%	25%	28%

Total Core Business Sectors	100%	100%	100%	100%	100%	100%	27%	29%	31%

(a)	Margins for the third quarter of 2001 include amortization of goodwill. Excluding amortization, ratios would have been 38%, 29% and 33%, respectively.

Year-to-date Summary	% of Core Sector Revenue		% of Core Sector Income Before Taxes		Pre-tax Operating Margin (a)
	YTD02	YTD01	YTD02	YTD01	YTD02	YTD01

Asset Management Group	38%	41%	47%	47%	35%	37%
Corporate & Institutional Services Group	62%	59%	53%	53%	25%	29%

Total Core Business Sectors	100%	100%	100%	100%	28%	32%

(a)	Margins for the first nine months of 2001 include amortization of goodwill. Excluding amortization, ratios would have been 40%, 30% and 34%, respectively.

Following is a discussion of the Corporation’s six core business sectors and Other Activity. In the tables that follow, the income statement amounts are presented in millions and are on an FTE basis, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized. Where applicable, revenue and expense growth rates are reported excluding the impact of acquisitions to improve period to period comparability. The operations of acquired businesses are integrated with the existing business sectors soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding the acquisitions, the impact of the acquisitions on income before taxes cannot be accurately determined and therefore is not reported.

Asset Management Group

The Corporation’s Asset Management Group consists of those lines of business which offer investment management and wealth management services to large corporations, institutional customers and affluent individuals aggregated into three business sectors— Institutional Asset Management, Mutual Funds and Private Wealth Management.

Asset Management—Summary

3Q 2002 vs. 2Q 2002 (unannualized)	Total Revenue Growth	Operating Expense Growth	Income Before Taxes Growth

Institutional Asset Management	(6)%	3%	(49)%
Mutual Funds	(7)%	(4)%	(11)%
Private Wealth Management	(2)%	1%	(5)%

Total Asset Management Group	(5)%	-%	(14)%

Business sectors (continued)

Asset Management—Summary

3Q 2002 vs. 3Q 2001 (annualized)	Total Revenue Growth		Operating Expense Growth (b)		Income Before Taxes Growth (b)
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)
Institutional Asset Management	(4)%	(14)%	14%	2%	(64)%
Mutual Funds	(4)%		(2)%		(6)%
Private Wealth Management	4%	3%	9%	7%	2%

Total Asset Management Group	(1)%	(5)%	7%	1%	(15)%

(a)	Excludes the impact of acquisitions.
(b)	Excludes the amortization of goodwill in 2001.

Asset Management—Summary

YTD 2002 vs. YTD 2001 (annualized)	Total Revenue Growth		Operating Expense Growth (b)		Income Before Taxes Growth (b)
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)

Institutional Asset Management	7%	(8)%	26%	-%	(41)%
Mutual Funds	6%		7%		4%
Private Wealth Management	10%	9%	11%	9%	10%

Total Asset Management Group	8%	2%	15%	5%	(4)%

(a)	Excludes the impact of acquisitions.
(b)	Excludes the amortization of goodwill in 2001.

Results for the Asset Management Group compared with the second quarter of 2002 reflect a 5% decline in revenue, primarily due to lower investment management fees, which are based on the market value of assets under management. As shown in the table on page 26, assets under management declined $26 billion from June 30, 2002, as net inflows were offset by market depreciation of $31 billion, due to weakness in the equity markets. Expenses for the group were well controlled, remaining flat in spite of a $5 million operational error in Institutional Asset Management in the third quarter of 2002. Equity market levels, as represented by the S&P 500 Index, decreased 17.6% compared with June 30, 2002.

Results for the Asset Management Group compared with the third quarter of 2001 were impacted by the July 2001 acquisition of Standish Mellon Asset Management and the July 2002 acquisition of HBV Capital Management, which are included in the Institutional Asset Management sector and the October 2001 acquisition of Van Deventer and Hoch, which is included in the Private Wealth Management sector. For the Asset Management Group overall, excluding the impact of acquisitions, revenue decreased 5% and expenses increased 1%. Income before taxes for the Asset Management Group decreased 15%. The results for the Asset Management Group were negatively impacted by the weak equity markets as the S&P 500 Index, at Sept. 30, 2002, was down 21.7% compared with Sept. 30, 2001. As noted on page 25, equities comprised 30% of total assets under management at Sept. 30, 2002. A discussion of the individual sector results follows.

Business sectors (continued)

Institutional Asset Management

	Quarter ended			Nine months ended		Growth rates (a)
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)

Trust and investment fee revenue	$128	$134	$127	$409	$367	(5)%	1%	11%
Other fee revenue	$3	$4	$7	$14	$15	(6)%	(52)%	(5)%
Net interest revenue	$(8)	$(7)	$(6)	$(22)	$(8)	NM	NM	NM

Total revenue	$123	$131	$128	$401	$374	(6)%	(4)%	7%
Total operating expense	$112	$109	$100	$338	$276	3%	14%	26%
Income before taxes	$11	$22	$28	$63	$98	(49)%	(64)%	(41)%
Amortization of goodwill	$-	$-	$2	$-	$8

Adjusted income before taxes	$11	$22	$30	$63	$106
Return on common equity (b)	12%	24%	28%	23%	37%
Pre-tax operating margin (b)	9%	17%	22%	16%	26%
Assets under management:
Total institutional assets under management	$299	$317	$313			(6)%	(4)%
Plus: subadvised for other Mellon sectors	14	17	18

	313	334	331			(6)%	(5)%
Assets under administration or custody	$7	$7	$-			-	NM
S&P 500 Index at period end	815	990	1,041			(18)%	(22)%

(a)	Growth rates exclude the amortization of goodwill in 2001.
(b)	Ratios include the amortization of goodwill in 2001.
NM—Not meaningful.

Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of 14 individual asset management companies and joint ventures offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally. The 6% decline in revenue in the third quarter of 2002 compared with the second quarter of 2002 was due to an 8% decrease in investment management fees, which are based on the market value of assets under management, partially offset by a $2 million increase in performance fees, which are earned by investment managers as the investment performance of their products exceed various benchmarks. As shown in the table above, assets under management declined $21 billion primarily from market depreciation as shown in the table on page 26. The results of this sector compared with the third quarter of 2001 were impacted by the July 2001 acquisition of Standish Mellon Asset Management and the July 2002 acquisition of HBV Capital Management. Excluding the impact of these acquisitions, which added $41 billion in assets under management, revenue decreased 14%, reflecting the lower market value of assets under management, while expenses increased 2% in the third quarter of 2002 over the third quarter of 2001.

Results of this sector on a year-to-date basis compared with the prior year, excluding the impact of acquisitions, showed a reduction in revenue of 8% while expenses were flat. Assets under management for this sector were $313 billion at Sept. 30, 2002, a 6% decrease from June 30, 2002, and a 5% decrease from Sept. 30, 2001, reflecting the weakness in the equity markets as shown by the decline in the S&P 500 Index at each period end above.

Business sectors (continued)

Mutual Funds

						Growth rates (a)
	Quarter ended			Nine months ended		3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Trust and investment fee revenue	$134	$143	$140	$419	$394	(6)%	(4)%	6%
Other fee revenue	$(1)	$(1)	$-	$(3)	$4	NM	NM	NM
Net interest revenue	$2	$2	$-	$5	$-	-%	NM	NM

Total revenue	$135	$144	$140	$421	$398	(7)%	(4)%	6%
Total operating expense	$83	$86	$86	$253	$244	(4)%	(2)%	7%
Income before taxes	$52	$58	$54	$168	$154	(11)%	(6)%	4%
Amortization of goodwill	$-	$-	$2	$-	$8

Adjusted income before taxes	$52	$58	$56	$168	$162
Return on common equity (b)	29%	34%	34%	33%	35%
Pre-tax operating margin (b)	39%	40%	38%	40%	39%
Assets under management	$179	$184	$153			(3)%	17%
Less: subadvised by other
Mellon sectors	(17)	(20)	(22)

	162	164	131			(1)%	24%
S&P 500 Index at period end	815	990	1,041			(18)%	(22)%

(a) Growth rates exclude the amortization of goodwill in 2001.
(b) Ratios include the amortization of goodwill in 2001.
NM—Not meaningful.

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Revenue decreased 7% compared with the second quarter of 2002, as fees from equity mutual funds declined due to the weakened equity markets. This decline was partially offset by revenue related to positive flows into money market and bond funds as shown in the table on page 26 and separately managed accounts. Expenses decreased 4% as a result of lower advertising and marketing expenses in the third quarter of 2002 and higher systems conversion expenses in the second quarter of 2002. Income before taxes decreased 11% compared with the second quarter of 2002 reflecting the impact of lower revenue partially offset by the reduction in expenses. Revenue from Mutual Funds decreased 4% compared with the third quarter of 2001 principally due to lower fees from equity funds due to the decline in the equity markets, partially offset by higher fees from money market and bond funds and separately managed accounts, as well as higher fees from the sale of annuity products. Expenses decreased 2%, resulting from lower advertising and marketing expenses. Income before taxes decreased 6% compared with the third quarter of 2001 reflecting the impact of lower equity markets partially offset by positive flows of money market assets and lower expenses. Results of this sector on a year-to-date basis compared with the prior year showed a 4% increase in income before taxes as revenue increased 6% due to strong institutional money market flows which more than offset the impact of lower equity fund assets. Assets under management for this sector of $162 billion were down 1% from $164 billion at June 30, 2002 and up 24% from $131 billion at Sept. 30, 2001.

Business sectors (continued)

Private Wealth Management

						Growth rates (a)
	Quarter ended			Nine months ended		3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Trust and investment fee revenue	$75	$78	$80	$233	$242	(4)%	(6)%	(4)%
Other fee revenue	$4	$3	$2	$10	$8	72%	51%	20%
Net interest revenue	$52	$54	$44	$160	$116	(4)%	19%	38%

Total revenue	$131	$135	$126	$403	$366	(2)%	4%	10%
Total operating expense	$68	$66	$67	$204	$197	1%	9%	11%
Income before taxes	$64	$69	$59	$199	$169	(5)%	2%	10%
Amortization of goodwill	$-	$-	$5	$-	$12

Adjusted income before taxes	$64	$69	$64	$199	$181
Return on common equity (b)	78%	82%	66%	81%	63%
Pre-tax operating margin (b)	49%	51%	47%	49%	46%
Total client assets at beginning of quarter	$70	$74	$79
Assets under management inflows	-	1	(2)
Assets under administration or custody inflow	-	1	-
Acquisitions	1	-	-
Market appreciation (depreciation)	(7)	(6)	(6)

Total client assets at end of quarter	$64	$70	$71			(9)%	(10)%

S&P 500 Index at period end	815	990	1,041			(18)%	(22)%

(a)	Growth rates exclude the amortization of goodwill in 2001.
(b)	Ratios include the amortization of goodwill in 2001.

Private Wealth Management consists of investment management, wealth management and private banking services for affluent individuals, including the activities of Mellon United National Bank in Florida. Income before taxes decreased 5% compared with the second quarter of 2002, reflecting a 2% decrease in revenue, driven by the decline in the equity markets and lower net interest revenue due in part to a lower average level of deposits. Income before taxes increased 2% compared with the third quarter of 2001 reflecting higher net interest revenue on a higher level of loans and deposits. The results for this sector compared with the third quarter of 2001 were impacted by the October 2001 acquisition of Van Deventer and Hoch and the July 2001 acquisition of Standish Mellon. Excluding the impact of acquisitions, revenue increased 3%, reflecting higher net interest revenue offset in part by the impact of the weakened equity markets. Results for this sector on a year-to-date basis compared with the prior year, showed a 10% increase in income before taxes on revenue growth of 10% reflecting higher net interest revenue on a higher level of loans and deposits. Client assets were $64 billion at Sept. 30, 2002, a decrease of 9% from June 30, 2002, and 10% from Sept. 30, 2001, reflecting the impact of equity market depreciation.

Business sectors (continued)

Corporate & Institutional Services Group

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

Corporate & Institutional Services—Summary

3Q 2002 vs. 2Q 2002 (unannualized)	Total Revenue Growth	Operating Expense Growth	Income Before Taxes Growth

Asset Servicing	(2)%	3%	(15)%
Human Resources Services	(8)%	(4)%	(76)%
Treasury Services	2%	-%	4%
Total Corporate & Institutional Services Group	(3)%	(1)%	(10)%

Corporate & Institutional Services—Summary

3Q 2002 vs. 3Q 2001 (annualized)	Total Revenue Growth		Operating Expense Growth (b)		Income Before Taxes Growth (b)
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)

Asset Servicing	10%	3%	28%	14%	(21)%
Human Resources Services	44%	(3)%	49%	3%	(56)%
Treasury Services	12%		8%		16%
Total Corporate & Institutional Services Group	22%	4%	32%	8%	(3)%

(a)	Excludes the impact of acquisitions.
(b)	Excludes the amortization of goodwill in 2001.

Corporate & Institutional Services—Summary

YTD 2002 vs. YTD 2001 (annualized)	Total Revenue Growth		Operating Expense Growth (b)		Income Before Taxes Growth (b)
	Reported	Ex. Acquisitions (a)	Reported	Ex. Acquisitions (a)

Asset Servicing	5%	(2)%	23%	8%	(24)%
Human Resources Services	47%	-%	53%	5%	(8)%
Treasury Services	13%		7%		21%
Total Corporate & Institutional Services Group	21%	4%	31%	6%	(1)%

(a)	Excludes the impact of acquisitions.
(b)	Excludes the amortization of goodwill in 2001.

Results for the Corporate & Institutional Services Group for the third quarter of 2002 compared with the second quarter of 2002 reflected a 3% decline in revenue and a 1% decline in expenses. These results reflected a 2% decline in Asset Servicing revenue, primarily due to a seasonal decrease in securities lending

Business sectors (continued)

revenue and an 8% decline in revenue in the Human Resources Services sector, primarily resulting from lower benefits consulting revenue, partially offset by a 2% increase in revenue in the Treasury Services sector, reflecting higher cash management revenue.

Results for the third quarter of 2002 compared with the third quarter of 2001 were impacted by the January 2002 acquisition of Unifi Network in the Human Resources Services sector and by the November 2001 acquisition of Eagle Investment Systems in the Asset Servicing Sector. Excluding the impact of these acquisitions, revenue and expenses grew 4% and 8%, respectively, for the Corporate & Institutional Services sector overall primarily due to strong growth in the Treasury Services sector. Income before taxes decreased 3%.

Asset Servicing

						Growth rates (a)
						3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Quarter ended			Nine months ended
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Trust and investment fee revenue	$130	$138	$106	$393	$333	(5)%	24%	18%
Other fee revenue (b)	$35	$30	$34	$92	$112	16%	3%	(20)%
Net interest revenue	$23	$24	$31	$75	$90	(8)%	(28)%	(17)%

Total revenue	$188	$192	$171	$560	$535	(2)%	10%	5%
Total operating expense	$138	$134	$109	$400	$330	3%	28%	23%
Income before taxes	$50	$58	$62	$160	$205	(15)%	(21)%	(24)%
Amortization of goodwill	$-	$-	$1	$-	$4

Adjusted income before taxes	$50	$58	$63	$160	$209
Return on common equity (c)	28%	33%	33%	30%	38%
Pre-tax operating margin (c)	26%	30%	36%	29%	38%
Assets under management	$44	$43	$39			2%	13%
Assets under administration or custody	$2,071	$2,066	$2,030			-%	2%
S&P 500 Index at period end	815	990	1,041			(18)%	(22)%

(a)	Growth rates exclude the amortization of goodwill in 2001.
(b)	Primarily consists of foreign exchange revenue.
(c)	Ratios include the amortization of goodwill in 2001.

Asset Servicing includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures. Revenue in the Asset Servicing sector decreased 2% in the third quarter of 2002, compared with the second quarter of 2002 principally due to a seasonal decline in securities lending revenue which was partially offset by higher foreign exchange revenue. The 3% increase in expenses reflects higher software expense and higher legal fees associated with the pending formation of the joint venture with ABN AMRO Bank N.V. as discussed on page 21. The results in the third quarter of 2002 compared with the third quarter of 2001 were impacted by the November 2001 acquisition of Eagle Investment Systems. Excluding this acquisition, revenue increased 3% while expenses increased 14%. Income before taxes decreased 21% compared with the third quarter of 2001. Excluding the impact of the acquisition, the revenue increase resulted from higher custody fees, reflecting business growth, partially offset by lower net interest revenue. The increase in expenses reflects that business growth. Results for this sector on a year-to-date-basis compared with the prior year, excluding the impact of acquisitions, showed a 2% reduction in revenue, in part due to lower foreign exchange revenue and securities lending revenue, and an 8% increase in expense. Income before taxes decreased 24%. Assets under administration or custody for this sector were $2.071 trillion at Sept. 30, 2002, an increase of

Business sectors (continued)

$5 billion, compared with June 30, 2002, and $41 billion, or 2%, compared with Sept. 30, 2001. The increase compared with June 30, 2002, resulted from $57 billion of new business conversions, partially offset by $52 billion of market depreciation. New business for 2002 on a year-to-date basis has totaled $124 billion, partially offset by market depreciation of $82 billion.

Human Resources Services

						Growth rates (a)
	Quarter ended			Nine months ended		3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Trust and investment fee revenue	$241	$274	$178	$794	$552	(12)%	35%	44%
Other fee revenue	$16	$5	$(1)	$22	$(2)	NM	NM	NM
Net interest revenue	$(7)	$(6)	$(3)	$(19)	$(9)	NM	NM	NM

Total revenue	$250	$273	$174	$797	$541	(8)%	44%	47%
Total operating expense	$246	$256	$168	$754	$503	(4)%	49%	53%
Income before taxes	$4	$17	$6	$43	$38	(76)%	(56)%	(8)%
Amortization of goodwill	$-	$-	$3	$-	$9

Adjusted income before taxes	$4	$17	$9	$43	$47
Return on common equity (b)	4%	16%	9%	14%	19%
Pre-tax operating margin (b)	2%	6%	4%	5%	7%
Assets under administration or custody	$114	$121	$26			(7)%	NM
S&P 500 Index at period end	815	990	1,041			(18)%	(22)%

(a)	Growth rates exclude the amortization of goodwill in 2001.
(b)	Ratios include the amortization of goodwill in 2001.
NM—Not meaningful.

Human Resources Services includes benefits consulting and outsourcing services that utilize technology to provide administrative services for employee benefit plans, and investor services such as shareholder and securities transfer services. Compared with the second quarter of 2002, revenue decreased 8% and expenses decreased 4%, resulting in a $13 million decrease in income before taxes. Results for this sector reflect lower benefits consulting services and project work levels due to a slowdown in discretionary spending by larger corporate and institutional customers. In addition, benefit plan administration fees and investor services fees were lower due to a decrease in asset levels and decreases in plan participants due to downsizing by clients resulting in lower transaction volumes. Results for the third quarter of 2002 and year-to-date 2002 periods compared with the same periods in 2001 were impacted by the January 2002 acquisition of Unifi Network. Excluding the impact of the acquisition and the amortization of goodwill in 2001, revenue decreased 3% and expenses increased 3% compared to the third quarter of 2001. Excluding the amortization of goodwill in 2001, income before taxes decreased $5 million. On a year-to-date basis, excluding the impact of the acquisition and the amortization of goodwill in 2001, revenue was flat and expenses increased 5%. The lack of revenue growth resulted from the same factors that impacted revenue in the third quarter of 2002 compared with the second quarter of 2002. The increase in expenses was primarily due to higher staff expense and higher equipment expense. Excluding the amortization of goodwill in 2001, income before taxes decreased $4 million.

Business sectors (continued)

Treasury Services

						Growth rates (a)
	Quarter ended			Nine months ended		3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Trust and investment fee revenue	$2	$2	$1	$6	$5	-%	40%	29%
Other fee revenue	$91	$90	$87	$268	$258	1%	4%	4%
Net interest revenue	$124	$120	$105	$357	$297	3%	18%	20%

Total revenue	$217	$212	$193	$631	$560	2%	12%	13%
Total operating expense	$117	$118	$111	$348	$335	-%	8%	7%
Income before taxes	$99	$94	$81	$281	$223	4%	16%	21%
Amortization of goodwill	$-	$-	$3	$-	$9

Adjusted income before taxes	$99	$94	$84	$281	$232
Return on common equity (b)	24%	24%	26%	23%	22%
Pre-tax operating margin (b)	45%	45%	42%	45%	40%

(a)	Growth rates exclude the amortization of goodwill in 2001.
(b)	Ratios include the amortization of goodwill in 2001.

Treasury Services includes global cash management, large corporate relationship banking, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, international banking and the activities of Mellon 1st Business Bank in California. This sector showed revenue growth of 2% (unannualized) in the third quarter of 2002 compared to the second quarter of 2002, 12% compared with the third quarter of 2001, and 13% on a year-to-date basis, primarily due to higher net interest revenue, on a higher average level of deposits, and growth in cash management fees as discussed on page 28 and insurance premium financing revenue. Income before taxes increased 4% (unannualized) and 16% in the third quarter of 2002 compared to the second quarter of 2002 and the third quarter of 2001, respectively, and 21% on a year-to-date basis reflecting the revenue growth coupled with good expense management.

Total Core Business Sectors

						Growth rates (a)
	Quarter ended			Nine months ended		3Q02 vs 2Q02 (unannualized)	3Q02 vs 3Q01 (annualized)	YTD02 vs YTD01 (annualized)
	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Trust and investment fee revenue	$710	$769	$632	$2,254	$1,893	(8)%	12%	19%
Other fee revenue	$148	$131	$129	$403	$395	13%	14%	1%
Net interest revenue	$186	$187	$171	$556	$486	(1)%	8%	14%

Total revenue	$1,044	$1,087	$932	$3,213	$2,774	(4)%	12%	16%
Total operating expense	$764	$769	$641	$2,297	$1,885	(1)%	22%	25%
Income before taxes	$280	$318	$290	$914	$887	(12)%	(9)%	(3)%
Amortization of goodwill	$-	$-	$16	$-	$50

Adjusted income before taxes	$280	$318	$306	$914	$937
Return on common equity (b)	27%	31%	32%	29%	32%
Pre-tax operating margin (b)	27%	29%	31%	28%	32%
Assets under management	$562	$588	$547			(4)%	3%
Assets under administration
or custody	$2,209	$2,213	$2,077			-%	6%
S&P 500 Index at period end	815	990	1,041			(18)%	(22)%

(a)	Growth rates exclude the amortization of goodwill in 2001.
(b)	Ratios include the amortization of goodwill in 2001.

Business sectors (continued)

Core business sector net income of $176 million, which excludes non-core sector activity, was $25 million, or 12%, lower in the third quarter of 2002 compared with the second quarter of 2002 and down $3 million, or 2%, from $179 million in the third quarter of 2001 reflecting the weakened equity markets.

Contribution to net income from Total Core Business Sectors
(in millions, except per share amounts)	3Q02	2Q02	Growth(a)	3Q02	3Q01	Growth	YTD02	YTD01(b)	Growth

Asset Management	$78	$92	(15)%	$78	$85	(8)%	$266	$255	4%
Corporate & Institutional Services	$98	$109	(10)%	$98	$94	4%	$311	$295	5%

Total	$176	$201	(12)%	$176	$179	(2)%	$577	$550	5%

Excluding goodwill amortization:
Net income				$176	$194	(9)%	$577	$596	(3)%

(a)	Unannualized.

Contribution to net income from Total Core Business Sectors—Five Quarter Trend
(in millions, except per share amounts)	3Q02	2Q02	1Q02	4Q01	3Q01

Asset Management Group	$78	$92	$96	$88	$85
Corporate & Institutional Services Group	98	$109	$104	$89	$94

Total	$176	$201	$200	$177	$179

Excluding goodwill amortization:
Net income	$176	$201	$200	$193	$194

Other Activity

Other Activity includes results for large ticket leasing, which is in a runoff mode, and certain leveraged and other lending relationships that are part of the Corporation’s business exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated, for management reporting purposes, to the core business sectors.

Other Activity—income (loss) from continuing operations before taxes (benefits)
(in millions)	Quarter ended			Nine months ended
component	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Business exits activity	$(114)	$2	$(11)	$(106)	$(20)
Venture capital activity	(38)	(16)	(38)	(57)	(201)
Corporate activity	162	(135)	45	38	115
Other	4	2	4	11	1

Total—Other Activity	$14	$(147)	$-	$(114)	$(105)

Business sectors (continued)

Revenue in the Other Activity sector primarily reflects net interest revenue of business exits activity, earnings on capital above that required for the core business sectors, gains from the sale of assets, and the gains/losses and carrying costs of Mellon Ventures activities. Operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Average assets include assets of the activities discussed below that the Corporation intends to exit, the investments of Mellon Ventures and assets of certain areas not identified with the core business sectors. This sector also includes assets and liabilities recorded directly in Corporate Treasury and not associated with a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core business sectors, as well as capital required for the investments of Mellon Ventures.

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis. Credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core business sectors. The Corporation’s business exits strategy is a strategy to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist or for which the customer does not meet the Corporation’s credit quality criteria. The loans and leases transferred to this classification include the Corporation’s large ticket lease portfolio, which was principally transaction based, selected types of loans which were also transaction based (leveraged loans, project financings) and loans to companies where a broad based fee relationship does not exist or for which the customer does not meet the Corporation’s credit quality criteria. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

The Other Activity sector recorded pre-tax income of $14 million in the third quarter of 2002, compared with a pre-tax loss of $147 million in the second quarter of 2002 and a break-even position in the third quarter of 2001. Other Activity in the third quarter of 2002 includes $32 million of losses resulting from fair value adjustments to venture capital investments, reflecting the continued weakness in the economy, partially offset by $4 million of realized gains. See pages 28 and 29 for a discussion of the venture capital activity in the third quarter of 2002. Also included in other activity is $28 million of gains from the sale of mortgage-backed investment securities. Given the decline in interest rates associated with the weak economy, these sales represent a modest repositioning of the Corporation’s mortgage-backed securities portfolio to protect against accelerated prepayments associated with lower rates. As shown in the table on the prior page, business exits activity in the third quarter of 2002 reported a loss of $114 million, reflecting the net credit losses of $115 million in the quarter. This loss was offset in the corporate activity component of Other Activity as the actual income statement impact of the provision for credit losses was recorded in prior quarters. The results in the corporate activity component of Other Activity for the second quarter of 2002 included the special provision for credit losses related in large part to credit exposure to customers that have been associated with allegations of accounting irregularities.

Business sectors (continued)

Income before taxes was a loss of $114 million for the first nine months of 2002, primarily resulting from the second quarter special provision for credit losses. The $105 million loss in the first nine months of 2001 primarily resulted from the $140 million pre-tax, or $91 million after-tax, charge for venture capital fair value adjustments.

Shown below is a table that reports the life-to-date activity of the Corporation’s venture capital investments portfolio. For a discussion of the Corporation’s accounting policies relating to venture capital investments, which are regarded as critical accounting policies, see page 19 of the 2001 Financial Annual Report.

Venture capital investment portfolio activity (in millions)	Life to Date Activity

Direct investments:
Beginning carrying value	$-
Investments—new investments	586
Investments—additional funding for existing investments	260
Realized—cost basis of exits (a) and write-offs	(226)
Unrealized gains/(losses)	(237)

Ending carrying value (b)	$383

(a) Cash received on exits	$180
(b)    At Sept. 30, 2002, there were 89 actively managed investments with an average cost basis of $7 million. In the third quarter of 2002, the Corporation invested $4 million and was committed to provide additional funding of $2 million for direct investments at Sept. 30, 2002.
– – – – – – – – – – – – – – – – – – –  – – – – – – – – – – – – – – – – – – – –  – – – – – – – – – – – – – – – – – – – –  – – – – – – – – – – – –

Fund investments (indirect):
Beginning carrying value	$-
New investments	295
Realized—cost basis of exits (c) and write-offs	(105)
Unrealized gains/(losses)	(19)

Ending carrying value (d)	$171

(c) Cash received on exits	$88
(d)    In the third quarter of 2002, the Corporation invested $12 million related to prior commitments and was committed to provide additional funding of $215 million for indirect fund investments at Sept. 30, 2002. No new commitments for indirect funds have been made in 2002.
– – – – – – – – – – – – – – – – – – –  – – – – – – – – – – – – – – – – – – – –  – – – – – – – – – – – – – – – – – – – –  – – – – – – – – – – – –

Total investments:
Active investments cost basis	$810
Unrealized gains/(losses)	(256)

Ending carrying value	$554	(e)

(e) Represents 68% of active investments cost basis.

Asset/liability management

	Quarter ended
(average balances in millions)	Sept. 30, 2002	June 30, 2002		Sept. 30, 2001

Assets:
Money market investments	$2,344	$2,128		$4,296
Trading account securities	738	748		345
Securities	10,467	9,982		10,888
Loans	9,836	9,662		9,611
Funds allocated to discontinued operations	-	246		-

Total interest-earning assets	23,385	22,766		25,140
Noninterest-earning assets	11,031	10,502	(a)	9,532	(a)
Reserve for loan losses	(241)	(104)		(202)

Total assets	$34,175	$33,164		$34,470

Funds supporting total assets:
Core funds	$30,151	$26,492		$26,068
Purchased funds	4,024	6,672	(a)	8,402	(a)

Funds supporting total assets	$34,175	$33,164		$34,470

(a)	Excludes other assets and liabilities of discontinued operations.

The Corporation’s average interest-earning assets increased $619 million in the third quarter of 2002 compared with the second quarter of 2002 and decreased $1.755 billion in the third quarter of 2002 compared with the third quarter of 2001. The increase compared with the second quarter of 2002 resulted from higher levels of securities and money market investments. The decrease compared with the prior-year period resulted from lower levels of money market investments and securities.

Core funds, which are considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities and other liabilities. Core funds primarily support core assets, which consist of loans, net of the reserve, and noninterest-earning assets (excluding other assets of discontinued operations). Average core assets increased $566 million in the third quarter of 2002 from the second quarter of 2002, reflecting a higher level of noninterest-earning assets. Core funds averaged 146% of core assets in the third quarter of 2002 compared with 132% in the second quarter of 2002 and 138% in the third quarter of 2001. The excess of core funds over core assets are typically invested in securities.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, other funds borrowed, and funds allocated from discontinued operations (excluding other liabilities of discontinued operations). Purchased funds decreased $2.648 billion in the third quarter of 2002 from the second quarter of 2002, primarily due to a decrease in federal funds purchased and securities under repurchase agreements, other time deposits and term federal funds purchased. Purchased funds as a percentage of total average assets totaled 12% in the third quarter of 2002 compared with 20% in the second quarter of 2002 and 24% in the third quarter of 2001.

Composition of loan portfolio

The loan portfolio at Sept. 30, 2002, decreased $468 million, or 5%, compared with June 30, 2002, increased $811 million compared with Dec. 31, 2001 and decreased $529 million compared with Sept. 30, 2001. The decrease from June 30, 2002, resulted from a $421 million, or 7%, reduction in domestic and international commercial and financial loans and leases. This reduction reflects the Corporation’s efforts to reduce credit risk to the corporate and institutional marketplace. At Sept. 30, 2002, the composition of the loan portfolio was 83% commercial and 17% consumer.

Composition of loan portfolio (in millions)	Sept. 30, 2002		June 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Domestic loans and leases:
Commercial and financial	$4,259	(a)	$4,565	$3,618	$4,501
Commercial real estate	2,421		2,433	2,536	2,536
Consumer credit	1,552	(b)	1,587	1,124	1,296
Lease finance assets	577		613	637	671

Total domestic loans and leases	8,809		9,198	7,915	9,004
International loans and leases	542		621	625	876

Total loans and leases, net of unearned discount	$9,351		$9,819	$8,540	$9,880

(a)	A securitization of up to $600 million of insurance premium financing loans is expected to occur in the fourth quarter of 2002.
(b)	A securitization of approximately $350 million of mortgages is expected to occur in the fourth quarter of 2002.

Commercial and financial

At Sept. 30, 2002, total domestic commercial and financial loans decreased $306 million, or 7%, compared with June 30, 2002, increased by $641 million, or 18%, compared with Dec. 31, 2001, and decreased by $242 million, or 5%, compared with Sept. 30, 2001. As stated above, the decrease compared with June 30, 2002, results from a stated strategy of reducing exposure to the corporate and institutional marketplace. The increase compared with Dec. 31, 2001, resulted from a higher level of corporate and institutional services loans, primarily resulting from no longer referring transactions to Sweetwater Capital Corp., as discussed on pages 56 and 57. Sweetwater had no loan receivables at Sept. 30, 2002, compared with $1.1 billion at Dec. 31, 2001, and $1.5 billion at Sept. 30, 2001. Domestic commercial and financial loans represented 46% of the total loan portfolio at Sept. 30, 2002, unchanged from June 30, 2002, compared with 42% at Dec. 31, 2001, and 46% at Sept. 30, 2001.

Commercial real estate

At Sept. 30, 2002, domestic commercial real estate loans decreased $12 million compared with June 30, 2002 and decreased $115 million, or 5%, compared with both Dec. 31, 2001, and Sept. 30, 2001. Domestic commercial real estate loans represented 26% of total loans at Sept. 30, 2002, compared with 25% at June 30, 2002, 30% at Dec. 31, 2001, and 26% at Sept. 30, 2001.

Consumer credit

Consumer credit, which principally consists of secured and unsecured personal credit lines and mortgages for customers in the Private Wealth Management sector, was $1.552 billion at Sept. 30, 2002, a decrease of $35 million, or 2%, compared with June 30, 2002, and an increase of $428 million, or 38%, compared with Dec. 31, 2001, and an increase of $256 million, or 20%, compared with Sept. 30, 2001.

Composition of loan portfolio (continued)

Lease finance assets

Lease finance assets, which represent large-ticket leases, totaled $577 million at Sept. 30, 2002, a decrease of $36 million, or 6%, compared with $613 million at June 30, 2002. Lease finance assets totaled $637 million at Dec. 31, 2001, and $671 million at Sept. 30, 2001. Large ticket lease assets will continue to run-off through repayments, possible sales and no new originations.

International loans and leases

Loans to international borrowers, which include the foreign subsidiaries of U.S. corporations, totaled $542 million at Sept. 30, 2002, a decrease of $79 million, or 13%, compared with June 30, 2002. International loans totaled $625 million at Dec. 31, 2001, and $876 million at Sept. 30, 2001. The decrease compared with Sept. 30, 2001, was primarily due to decreased activity with large corporate customers and foreign banks. International loans represented 6% of the total loan portfolio at Sept. 30, 2002, unchanged from June 30, 2002, compared with 7% at Dec. 31, 2001, and 9% at Sept. 30, 2001.

Composition of loan portfolio (continued)

The table below presents a summary of domestic and international commercial and financial loans and leases by industry sector at Sept. 30, 2002.

Commercial and financial loans and leases at Sept. 30, 2002—by industry sector
(dollar amounts in millions)

Industry sector	Loans	Investment grade (a)		Contractual maturities
				<1 year		1-5 years		>5 years
Electric and gas utilities	$333	65%		$251		$82		-
Electrical and electronic equipment	288	95%		126		162		-
Cable/Media	264	40%		19		202		43
Services	166	67%		89		69		8
Insurance	156	98%		49		107		-
Telecommunications	119	4%		15		104		-
Wholesale trade	116	19%		79		36		1
Chemicals	115	49%		23		92		-
Scientific and medical equipment	111	87%		78		33		-
Transportation and warehousing	108	30%		21		84		3
Pharmaceuticals	108	100%		57		51		-
Energy	107	84%		68		25		14
Financial institutions (excluding captive finance companies)	91	95%		63		28		-
Captive finance companies	27	0%		-		27		-
Health care and social assistance	72	85%		46		25		1
Metals	62	90%		37		25		-
Holdings and investments	59	78%		29		28		2
Computer services and software	53	100%		40		13		-
Other commercial and financial (b)	3,023	NM		NM		NM		NM

Total commercial and financial (d)	$5,378	67	% (c)	46	% (c)	51	% (c)	3	% (c)
Real estate	2,421	NM		NM		NM		NM
Consumer	1,552	NM		NM		NM		NM

Total	$9,351	NM		NM		NM		NM

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

(b)	Includes loans originated by AFCO/CAFO, insurance premium financing subsidiaries.
(c)	Percentages exclude Other commercial and financial.
(d)	Includes commercial and financial, lease finance and international loans.
NM—Not meaningful for this disclosure.

Referral Arrangements With Asset-Backed Commercial Paper Entities

TRFCO

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFCO), a special purpose entity that issues commercial paper. TRFCO is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFCO was formed in 1990 and can issue up to $5 billion of commercial paper to purchase pools of receivables or asset-backed securities. The Bank operates as a referral agent and refers transactions to TRFCO. Loans or other assets are not transferred from the Bank to TRFCO. The Bank performs all loan servicing and administrative services for TRFCO.

Composition of loan portfolio (continued)

Every transaction in TRFCO is structured to provide substantial loss protection and minimize credit risk. Transactions are overcollateralized with customer receivables and structured to the equivalent of an investment grade credit rating before consideration of any liquidity or credit support by the Bank. By agreement, liquidity support is provided by the Bank up to the full amount of commercial paper outstanding. Such liquidity is provided through transaction specific Funding Agreements for individual sales of receivables from third parties. The Bank is obligated to provide liquidity support if collections on receivable pools are not sufficient to cover associated commercial paper that has matured and the receivables related to maturing commercial paper or proceeds from the issuance of commercial paper are insufficient to pay maturing commercial paper related to a specific third party seller (not the Bank). The obligation to make purchases under the Funding Agreements continues as long as TRFCO is not bankrupt and the amount of the purchase does not exceed the available liquidity commitment. Liquidity support is also provided in the event of noncredit related operational reasons, or if there were to be a systemic issue with the commercial paper market that would prevent the rollover of commercial paper. Finally, the Bank has also provided a letter of credit for TRFCO in support of the commercial paper issued. The maximum exposure for the letter of credit is the lesser of $400 million or 8% of the outstanding commercial paper. A drawing under the letter of credit would occur only after the first loss credit enhancement, provided by a third party seller (not the Bank), built into each transaction is completely exhausted and there are not sufficient funds available from the liquidity providers to repay maturing commercial paper. The facilities that provide liquidity and credit support to TRFCO are included in the table on the following page and in the “Financial instruments with contract amounts that represent credit risk” table on page 84 of the Corporation’s 2001 Financial Annual Report. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments.

Fee revenue of $3 million was received from this entity in third quarter of 2002 compared with $5 million in the third quarter of 2001, for the services and the liquidity and credit support facilities. Liquidity facility fees are determined by the structure of the transaction and the underlying credit risk of the servicer. The calculation of the liquidity fee under each Funding Agreement is based on the outstanding amount of the commercial paper associated with each transaction in TRFCO. Pricing on the TRFCO letter of credit is based on the same criteria used by the Bank for standby letters of credit of similar risk characteristics. The calculation of the letter of credit fee is based on the aggregate amount of TRFCO commercial paper outstanding reduced by the amount of commercial paper outstanding in connection with those transactions structured to the equivalent of a “AA” rating or higher. Fee revenue is recognized in the month the fees are earned.

At Sept. 30, 2002, TRFCO’s receivables and commercial paper outstanding each totaled approximately $1.4 billion, compared with $1.3 billion at June 30, 2002. The letter of credit provided by the Bank in support of TRFCO’s commercial paper totaled $106 million at Sept. 30, 2002. Since TRFCO’s formation in 1990, the Bank has not been required to provide any liquidity support or credit support under the letter of credit. In addition, the Bank has never purchased a receivable from TRFCO or recorded a credit loss related to its relationship with TRFCO. The Corporation intends to continue to refer transactions to TRFCO as a service to relationship customers seeking to finance their receivables in a cost effective manner.

Sweetwater

In addition, the Bank had also referred transactions to Sweetwater Capital Corp. (Sweetwater), that was formed in August 1999. Sweetwater issued commercial paper to make commercial loans to investment-grade and near investment-grade entities. Following the Corporation’s 2001 divestitures and repositioning actions, the level of commercial lending activity available for referral to Sweetwater was significantly reduced. As a consequence, the relationship with Sweetwater was no longer complementary with the

Composition of loan portfolio (continued)

Corporation’s business strategy. In 2002, transactions are no longer being referred to Sweetwater and as of Sept. 30, 2002, Sweetwater had no receivables and the Bank is no longer providing credit or liquidity support. At June 30, 2002, its receivables were $25 million and totaled $1.1 billion at Dec. 31, 2001.

Summary of off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

(in millions)	Sept. 30, 2002	June 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Commitments to extend credit:
Expire within one year	$13,049	$13,515	$14,794	$16,186
Expire within one to five years	8,191	8,295	9,296	10,159
Expire over five years	150	138	167	204

Total	21,390	21,948	24,257	26,549
Standby letters of credit and foreign and other guarantees (b)	2,058	2,123	2,989	3,506
Commercial letters of credit (c)	46	46	38	35
Custodian securities lent with indemnification against broker default of return of securities	45,984	45,274	43,898	42,382

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 84 through 86 of the 2001 Financial Annual Report to Shareholders.
(b)	Net of participations and cash collateral totaling $307 million, $432 million, $656 million and $206 million, respectively.
(c)	Net of participations and collateral totaling $16 million, $28 million, $12 million and $16 million, respectively.

Total commitments to extend credit decreased $558 million, or 3%, compared with June 30, 2002, decreased $2.867 billion, or 12%, compared with Dec. 31, 2001, and decreased $5.159 billion, or 19%, compared with Sept. 30, 2001. Commitments to extend credit expiring over one year at Sept. 30, 2002, decreased $92 million, or 1%, compared with June 30, 2002, decreased $1.122 billion, or 12%, compared with Dec. 31, 2001, and decreased $2.022 billion, or 20%, compared with Sept. 30, 2001, primarily due to efforts to reduce the Corporation’s credit risk. The table on the following page presents a summary of unfunded commitments to extend credit at Sept. 30, 2002.

Composition of loan portfolio (continued)

Unfunded commitments to extend credit at Sept. 30, 2002
(dollar amounts in millions)

	Unfunded commitments to extend credit						Memo: Loans
Industry sector (a)	Number of customers (b)	Commitments	Investment grade (c)	Commitment expiration
				<1 year	1-5 years	>5 years
Financial institutions (excluding captive finance companies)	57	$2,240	100%	$1,636	$604	$-	$91
Captive finance companies	11	988	98%	668	320	-	27
Insurance	85	1,656	99%	945	711	-	156
Electric and gas utilities	61	1,455	99%	1,089	366	-	333
Energy	42	1,248	99%	839	409	-	107
Holdings and investments	38	1,167	99%	1,085	82	-	59
Electrical and electronic equipment	36	1,020	89%	467	553	-	288
Services	404	889	90%	582	305	2	166
Telecommunications	8	829	100%	725	104	-	119
Cable/Media	39	765	91%	259	482	24	264
Chemicals	37	737	90%	355	382	-	115
State and local governments	26	659	100%	525	134	-	28
Metals	17	646	95%	336	310	-	62
Scientific and medical equipment	29	618	96%	308	310	-	111
Industrial machinery and equipment	29	570	94%	293	277	-	34
Food, tobacco and kindred products	15	562	99%	151	411	-	25
Other commercial and financial	730	4,516	94%	2,374	2,092	50	3,393

Total commercial and financial (d)	1,664	$20,565	96%	$12,637	$7,852	$76	$5,378

Real estate	893	586	71%	291	284	11	2,421
Consumer	NM	239	NM	121	55	63	1,552

Total	NM	$21,390	NM	$13,049	$8,191	$150	$9,351

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments.
(b)	Number of customers represents those customers with available commitments.
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

(d)	Includes commercial and financial, lease finance and international loans and commitments.
NM—Not meaningful for this disclosure.

Capital

Selected capital data

(dollar amounts in millions, except per share amounts; common shares in thousands)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Total shareholders’ equity	$3,325	$3,482	$3,560
Total shareholders’ equity to assets ratio	9.50%	9.79%	7.50%

Tangible shareholders’ equity (a)	$1,663	$1,986	$2,280
Tangible shareholders’ equity to assets ratio (b)	4.99%	5.84%	4.94%

Tier I capital ratio (c)(d)	7.75%	8.81%	6.43%
Total (Tier I plus Tier II) capital ratio (c)(d)	12.29%	13.65%	10.49%
Leverage capital ratio (c)(d)	6.48%	6.31%	5.66%
Total Tier I capital (d)	$2,072	$2,586	$2,476
Total (Tier I plus Tier II) capital (d)	$3,287	$4,006	$4,040
Total risk-adjusted assets (d)	$26,742	$29,347	$38,526
Average assets—leverage capital basis (d)	$31,967	$40,958	$43,724

Book value per common share	$7.72	$7.80	$7.61
Tangible book value per common share	$3.86	$4.45	$4.87

Closing common stock price per share	$25.93	$37.62	$32.33
Market capitalization	$11,174	$16,798	$15,125
Common shares outstanding	430,941	446,509	467,834

(a)
Includes $22 million, $52 million and $47 million, respectively, of minority interest. In addition, includes $416 million, $299 million and $291 million, respectively, of tax benefits related to tax deductible goodwill and intangible assets.

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

The Corporation’s equity to assets capital ratios at Sept. 30, 2002, compared with Sept. 30, 2001, reflect the positive effect of a smaller balance sheet, offset in part by the effect of common stock repurchases. The improvement in the leverage capital ratio was primarily due to lower average total assets as a result of the completed dispositions. The risk-based capital ratios include discontinued operations.

During the third quarter of 2002, 5.1 million shares of common stock were repurchased at a purchase price of $130 million for an average share price of $25.69 per share. Share repurchases in the first nine months of 2002 totaled 19.4 million shares at a purchase price of $669 million for an average share price of $34.57 per share. Common shares outstanding at Sept. 30, 2002, were 17.7% lower than at Jan. 1, 1999, a 92.9 million share reduction, net of shares reissued primarily for employee benefit plan purposes. This reduction was due to stock repurchases totaling approximately $4.5 billion, at an average share price of $36.88 per share. At Sept. 30, 2002, an additional 3.0 million common shares were available for repurchase under a 25 million share repurchase program authorized by the board of directors in November 2001. In October 2002, the board of directors authorized an additional repurchase program of up to 25 million shares of common stock.

The Corporation considers the available uses for its tangible internal capital generation to be dividends to shareholders, internal investments in support of growth, growth acquisitions and share repurchases. Following the Citizens transaction and other divestitures in the latter half of 2001, the Corporation’s balance sheet was significantly reduced and its resultant mix of businesses were such that the vast majority of “internal investments” required for growth will be expensed when incurred. The Corporation also realigned

Capital (continued)

its quarterly dividend to shareholders in November 2001 from $.24/share to $.12/share (increased to $.13/share in October 2002) to maintain its net internal capital generation following the sale to Citizens and its other divestitures. The Corporation therefore expects the majority of its internal capital generation to be available for growth acquisitions or, to the extent such acquisitions are not pending, for the repurchase of common stock, all subject to maintaining its commitment to remain well capitalized. For regulatory ratios, the Corporation uses as definitions of “well capitalized”, a 6% Tier I ratio, a 10% Total Capital ratio (Tier I plus Tier II) and a 5% Leverage Capital ratio. The Corporation also seeks to maintain a minimum Tangible shareholders’ equity to assets ratio (as defined on page 59) of 5%.

Common shares outstanding (in millions)	Third Quarter 2002	Year-to-date 2002	Full Year 2001

Beginning shares outstanding	435.2	446.5	486.7
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	0.8	3.8	10.8	(b)
Shares repurchased (a)	(5.1)	(19.4)	(51.0	)(b)

Ending shares outstanding	430.9	430.9	446.5

(a)
Purchase price of $130 million, $669 million and $2.013 billion, respectively, for an average share price of $25.69, $34.57 and $39.51, respectively, for the third quarter 2002, the first nine months of 2002 and the full-year 2001.

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

Acquisition-related intangibles

Acquisition-related intangibles (in millions)	Sept. 30, 2002		Dec. 31, 2001	Sept. 30, 2001

Goodwill	$1,974		$1,750	$1,571
Other identified intangibles	126		97	47

Total acquisition-related intangibles	$2,100	(a)	$1,847	$1,618

(a)	At Sept. 30, 2002, $1.096 billion is tax deductible and $1.004 billion is non-tax deductible.

Capital (continued)

The $253 million increase in acquisition-related intangibles from Dec. 31, 2001, primarily resulted from goodwill and intangible assets recognized from the January 2002 acquisition of Unifi Network. In accordance with new accounting standards regarding business combinations and related accounting for goodwill and intangible assets, goodwill is not being amortized. See Note 3 of Notes to Financial Statements for a further discussion of the new accounting standards and additional disclosures related to intangibles.

Liquidity and dividends

The Corporation manages its liquidity position with the objective of maintaining the ability to fund balance sheet commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Assets and liabilities are managed in such a way to accommodate changes in funding requirements without generating a material adverse impact on net income. Core demand and time deposits, gathered from our private wealth management and corporate and institutional services businesses, are used in conjunction with long term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, are also utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at Mellon Financial Corporation, the Parent Corporation.

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions and access to the capital markets.

The ability of national and state member bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 22 in the Corporation’s 2001 Financial Annual Report to Shareholders. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2002, of approximately $595 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Oct. 1, 2002, and the date of any such dividend declaration.

At Sept. 30, 2002, the Parent Corporation held cash and marketable securities of $387 million. For the third quarter of 2002, the Parent Corporation’s quarterly average commercial paper borrowings were $19 million compared with $678 million in the third quarter of 2001. Commercial paper outstanding was $16 million at Sept. 30, 2002.

The Parent Corporation has a $300 million revolving credit agreement with financial institutions that expires in June 2003. There were no borrowings under this facility at Sept. 30, 2002. The Parent Corporation also has the ability to access the capital markets. As of Sept. 30, 2002, the Parent Corporation had an effective debt shelf registration statement with $500 million of unused capacity. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown on the following page.

Liquidity and dividends (continued)

Senior and subordinated debt ratings at Sept. 30, 2002	Standard & Poor’s	Moody’s	Fitch

Mellon Financial Corporation:
Issuer rating	-	A1	-
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of the Corporation’s long-term debt totaled $403 million in the third quarter of 2002, of which $400 million was Parent Corporation term debt. Contractual maturities of the Corporation’s long-term debt will total $1 million in the fourth quarter of 2002. Contractual maturities of long-term debt will total $630 million in 2003.

The Corporation paid $157 million in common stock dividends in the first nine months of 2002, compared with $332 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 27% in the third quarter of 2002 on a dividend of $.12 per share compared with 58% in the third quarter of 2001 on a dividend of $.24 per share. Based upon shares outstanding at Sept. 30, 2002, and the current quarterly common dividend rate of $.13 per share, announced on Oct. 15, 2002, the annualized common stock dividend requirement would be approximately $225 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $873 million during the first nine months of 2002 to $4.050 billion. The increase resulted from $1.049 billion of net cash provided by financing activities and $389 million of net cash provided by investing activities, partially offset by $574 million of net cash used in operating activities. Net cash provided by financing activities primarily resulted from an increase in customer deposits, partially offset by the repurchase of common stock. Net cash provided by investing activities primarily resulted from lower levels of money market investments and federal funds sold, partially offset by net advances of loans and net purchases of securities available for sale. Net cash used in operating activities primarily resulted from the payment of income taxes on the net gain on the sale of discontinued operations and the payment of incentives and bonuses earned in 2001 and paid in the first quarter of 2002.

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

Computer modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. The model uses the Sept. 30, 2002 consolidated balance sheet and derivative positions used for interest-rate risk management adjusted for committed positions not settled as of that date. The simulation

Interest rate sensitivity analysis (continued)

also incorporates assumptions regarding the changes in the balance sheet composition, hedging strategies, and the repricing of interest-earning assets and interest-bearing funds over the next 12 month period. These assumptions have been developed utilizing both historical analyses and the anticipated pricing of future business activity. Financial market conditions and management’s response to events may cause actual results to differ from simulated results.

The measurement of interest rate risk is meaningful only when all related on- and off-balance-sheet items are aggregated and the net positions are identified. Financial instruments that the Corporation uses to manage interest rate sensitivity include: money market assets; U.S. government and federal agency securities; municipal securities; mortgage-backed securities; fixed-rate wholesale term funding; and interest rate swaps. The table below illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point parallel shift upward or 50 and 100 basis point parallel shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the third quarter of 2002, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at Sept. 30, 2002, assuming that the level of loan fees remains unchanged and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a parallel fashion over a six-month period from the Sept. 30, 2002, levels and remaining at those levels thereafter.

Interest rate simulation sensitivity analysis

	Movements in interest rates from Sept. 30, 2002 rates

Simulated impact in the next 12 months	Increase						Decrease

compared with Sept. 30, 2002:	+50 bp		+100 bp		+200 bp		-50 bp		-100 bp

Net interest revenue increase (decrease)	0.6%		0.7%		(0.1)%		(1.1)%		(2.6)%
Earnings per share increase (decrease)	$-		$.01		$-		$(.01)		$(.02)
Return on equity increase (decrease)	6	bp	8	bp	(1	)bp	(12	) bp	(28	) bp

The anticipated impact on net interest revenue under various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both Sept. 30, 2002, and Sept. 30, 2001. The simulation results reflect the Corporation’s efforts to balance the repricing characteristics of its interest-earning assets and supporting funds.

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

Interest rate sensitivity analysis (continued)

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

Maturities of derivative instruments used to manage interest rate risk
(notional amounts in millions)	2002	2003	2004	2005	2006	2007+	Total at Sept. 30, 2002

Receive fixed/pay floating generic swaps (a):
Notional amount	$-	$250	$200	$550	$300	$1,000	$2,300
Weighted average rate:
Receive	-	6.64%	6.00%	6.76%	5.89%	5.81%	6.16%
Pay	-	1.75%	1.81%	1.84%	1.83%	1.78%	1.80%

Receive fixed/pay floating callable swaps (b):
Notional amount	$-	$-	$-	$-	$-	$500	$500
Weighted average rate:
Receive	-	-	-	-	-	7.72%	7.72%
Pay	-	-	-	-	-	2.68%	2.68%

Pay fixed/receive floating generic swaps (a):
Notional amount	$351	$1,980	$6	$3	$-	$-	$2,340
Weighted average rate:
Receive	1.82%	1.82%	3.02%	3.02%	-	-	1.82%
Pay	2.56%	2.75%	5.15%	5.15%	-	-	2.73%

Total notional amount	$351	$2,230	$206	$553	$300	$1,500	$5,140

(a)	Generic swaps’ notional amounts and lives are not based upon interest rate indices.
(b)
These callable swaps are generic swaps with a call option at the option of the counterparty beginning Dec. 1, 2006. Call options will be exercised or not exercised on the basis of market interest rates. Expected maturity dates, based upon interest rates at Sept. 30, 2002, are shown in this table.

The table on the following page presents the gross notional amounts of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was approximately $2.3 billion higher at Sept. 30, 2002, compared with Sept. 30, 2001. In the fourth quarter of 2001, the Corporation entered into $2.7 billion of pay fixed/receive floating interest rate swaps to adjust its interest rate risk position following the sale of fixed rate deposits included in the Citizens transaction. The notional amounts shown in the table above and the table on the following page should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin.

Interest rate sensitivity analysis (continued)

Interest rate swaps used to manage interest rate risk (in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Instruments associated with long term debt and trust-preferred securities	$2,800	$2,800	$2,850
Instruments associated with deposits	2,325	2,450	-
Instruments associated with loans	15	18	19

Total notional amount (a)	$5,140	$5,268	$2,869

(a)
The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $313 million at Sept. 30, 2002, $90 million at Dec. 31, 2001, and $218 million at Sept. 30, 2001. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which includes derivative instruments used for risk management purposes and derivative instruments used for trading activities.

The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $24 million and $67 million in the third quarter and first nine months of 2002, compared with interest revenue of $15 million and $24 million in the third quarter and first nine months of 2001. The estimated unrealized fair value of the Corporation’s risk management derivative instruments at Sept. 30, 2002, was a positive $310 million, compared to a positive $109 million at Dec. 31, 2001, and a positive $211 million at Sept. 30, 2001. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

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

Cash Flow Hedges

The Corporation uses interest rate swaps to convert money market deposits to fixed rate deposits and floating rate long term debt to fixed rate debt. The deposits and floating rate debt are changed to fixed rate by entering into pay fixed/receive floating swaps. Ineffectiveness of less than $1 million was recorded for the nine months ended Sept. 30, 2002.

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

During the next 12 months, $8 million of losses, net of tax, on derivative instruments currently in accumulated other comprehensive results related to the interest rate swaps are expected to be reclassified to interest expense as a yield adjustment of the hedged obligation. The maximum term over which the Corporation is hedging its exposure to variability of future cash flows is 2 years.

Interest rate sensitivity analysis (continued)

Hedges of Net Investment in Foreign Operations

The Corporation uses five year yen denominated debt to hedge its investment in a Japanese bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

Derivative instruments used for trading activities

The Corporation also enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing the Corporation’s risks in certain trading portfolios and as part of its proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange revenue and securities trading revenue.

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

Derivative instruments used for trading activities (a)

(notional amounts in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Foreign currency contracts (b):
Commitments to purchase	$19,207	$16,754	$18,560
Commitments to sell	18,020	17,016	18,545
Foreign currency option contracts purchased	12,544	4,877	2,147
Foreign currency option contracts written	16,237	5,977	2,980
Interest rate agreements (b):
Interest rate swaps	10,152	11,170	11,112
Options, caps and floors purchased	521	1,251	845
Options, caps and floors written	982	1,862	942
Futures and forward contracts	12,117	14,068	13,233
Other products	221	219	581

(a)
The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $936 million at Sept. 30, 2002, $687 million at Dec. 31, 2001, and $581 million at Sept. 30, 2001.

(b)
The credit risk associated with foreign currency contracts and interest rate agreements is calculated after considering master netting agreements, which includes derivative instruments used for trading activities and derivative instruments used for risk management purposes.

Provision and reserves for credit exposure

The Corporation’s accounting policies regarding the reserve for credit exposure are regarded as critical accounting policies in that they involve significant management valuation judgements. The Corporation’s banking subsidiaries maintain a reserve for loan losses that is intended to adjust the value of their loans for probable credit losses. The banking subsidiaries also maintain a reserve for unfunded commitments, namely loan commitments, letters of credit and bankers acceptances that is reported as a liability on the Corporation’s consolidated balance sheet. Provisions are recorded for each reserve. Transfers between the reserves can occur in conjunction with funding a loan and thereby decreasing unfunded commitments or conversely repaying a loan and thereby increasing unfunded commitments. The level of the reserve for unfunded commitments is determined following a methodology similar to that used for the reserve for loan losses. The Corporation refers to the combined balance of the reserve for loan losses and the reserve for unfunded commitments as the “reserve for credit exposure”.

The reserve for credit exposure is maintained at a level that, in management’s judgment, is sufficient to absorb losses inherent in both the loan portfolio and in unfunded commitments as of the balance sheet date. The reserve is not specifically associated with individual loans or portfolio segments and is therefore available to absorb credit losses arising from any loan or portfolio segment. Management reviews the appropriateness of each reserve at least quarterly and has developed a methodology designed to provide a procedural discipline in assessing the appropriateness of the reserves.

Management’s estimate of each reserve component is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated. Changes in the amount of each component are directionally consistent with changes in the observable data and accompanying analysis.

A key element of the methodology for determining the level of the reserve for credit losses is the Corporation’s credit risk evaluation process, which includes credit-risk rating of individual commercial loans. Loans are assigned numerical credit risk grades based on the assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower.

In accordance with Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies”, management provides a base reserve for commercial facilities which are not impaired. Base rates are used to calculate the base reserve requirements for the portfolio utilizing the numerical credit-risk ratings. These rates are compared with the results of annual studies that are conducted to calculate actual historical loss experience and adjusted if appropriate. Base reserve rates increase concomitantly with credit risk, as measured by the numerical ratings, in order to reflect the higher expected loss experience for each of these similar risk-rated loans. These base reserve rates are applied to all non-impaired commercial loan balances.

In accordance with FAS No. 114, “Accounting by Creditors for Impairment of a Loan”, any required impairment reserves are included in the reserve for loan losses. Using the Corporation’s credit risk classification criteria, loan impairment on specific loans, for which principal and interest is not expected to be collected when contractually due, is measured based on observable market prices, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent with consideration being given to the Corporation’s collection strategy. There are no base reserves carried on loans classified as impaired.

Provision and reserves for credit exposure (continued)

In addition, to determine reserve adequacy, management analyzes historical experience and considers levels of, and trends in, delinquencies and nonaccruals; trends in portfolio volume, quality, maturity, and composition; portfolio and market concentrations; general economic conditions and other current factors that may impact inherent losses.

The Corporation’s reserve for credit losses and reserve for unfunded commitments are solely an estimate based on management’s judgement. Due to the significance of management’s judgement used to calculate the Corporation’s reserves, actual losses incurred could be higher or lower than the estimated reserves. When losses on specific loans or commitments are identified, management charges-off the portion deemed uncollectible.

The allocation of the Corporation’s reserve for credit exposure is presented below. This allocation is judgmental, and the entire reserve for credit exposure is available to absorb credit losses regardless of the type of loss.

Allocation of reserve for credit exposure as of Sept. 30, 2002	Reserve for loan losses	Reserve for unfunded commitments	Total reserve for credit exposure
(in millions)

Domestic reserve:
Commercial and financial	$108	$52	$160
Commercial real estate	8	-	8
Consumer credit	6	-	6
Lease finance assets	3	-	3

Total domestic reserve	125	52	177
International reserve	2	-	2

Total reserve	$127	$52	$179

As shown on the table on page 70, net credit losses totaled $115 million in the third quarter of 2002, of which $104 million was on loans to two customers associated with allegations of accounting irregularities. Of the $104 million of credit losses, $85 million was recorded on a $100 million loan to WorldCom, Inc. The remainder resulted from the sale of $108 million of loans made to a customer in the cable/media industry, which eliminated all exposure to that customer. In the second quarter of 2002, approximately $120 million of the $140 million provision for loan losses and $1 million of the $20 million provision for unfunded loan commitments related to credit exposure to customers associated with allegations of accounting irregularities, including the two noted above. The remaining $20 million provision for loan losses in the second quarter of 2002 primarily related to downgrades of shared national credits. The remaining $19 million provision for unfunded commitments resulted from an increase in estimated inherent probable losses in loan commitments where under current market conditions there is an increased probability that the unfunded commitments will be drawn. At Sept. 30, 2002, $52 million was reserved for unfunded commitments, resulting in a total reserve for credit exposure of $179 million at Sept. 30, 2002, compared with $293 million at June 30, 2002, and $220 million at Sept. 30, 2001.

Provision and reserves for credit exposure (continued)

The reserve for loan losses as a percentage of loans was 1.36% at Sept. 30, 2002, compared with 2.47% at June 30, 2002, and 1.89% at Sept. 30, 2001. The reserve as a percentage of nonperforming loans was 188% at Sept. 30, 2002, 138% at June 30, 2002, and 153% at Sept. 30, 2001. These ratios at Sept. 30, 2002, compared with June 30, 2002, were impacted by the $85 million of credit losses recorded on the loan to WorldCom, Inc., discussed previously. The ratio of the reserve for loan losses to total loans and the ratio of the reserve to nonperforming loans are products of the reserve calculation methodology which estimates appropriate reserves for each component of the loan portfolio. The resulting ratios are benchmarks, but not targets. The ratio of the reserve for loan losses to nonperforming loans is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. While the level of nonperforming loans is an indication of the overall credit quality of the loan portfolio, there is no direct correlation between the level of nonperforming loans and the size of the reserve for loan losses. The Corporation’s management concluded that, at Sept. 30, 2002, the overall reserve level was appropriate to recognize inherent losses in the remaining higher quality loan portfolio. The Audit Committee of the board of directors concurred.

Provision and reserves for credit exposure (continued)

Reserve activity (a) Quarter ended (dollar amounts in millions)	Sept. 30, 2002		June 30, 2002		Sept. 30, 2001
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments

Reserves at beginning of period	$ 242	$51	$ 106	$32	$ 217	$19
Credit losses:
Domestic:
Commercial and financial	(85)	-	(1)	-	(2)	-
Commercial real estate	(1)	-	-	-	-	-
Consumer credit	-	-	-	-	-	-
Lease finance assets	(3)	-	(4)	-	-	-

Total domestic	(89)	-	(5)	-	(2)	-
International	-	-	-	-	-	-

Total credit losses	(89)	-	(5)	-	(2)	-
Recoveries:
Domestic:
Commercial and financial	1	-	1	-	-	-
Lease finance assets	2	-	-	-	-	-

Total domestic	3	-	1	-	-	-
International	-	-	-	-	-	-

Total recoveries	3	-	1	-	-	-

Net credit (losses) recoveries:
Domestic:
Commercial and financial	(84)	-	-	-	(2)	-
Commercial real estate	(1)	-	-	-	-	-
Consumer credit	-	-	-	-	-	-
Lease finance assets	(1)	-	(4)	-	-	-

Total domestic	(86)	-	(4)	-	(2)	-
International	-	-	-	-	-	-

Subtotal—net credit losses	(86)	-	(4)	-	(2)	-
Credit losses on loans transferred to held for sale	(29)	-	(3)	-	(19)	-

Total net credit losses	(115)	-	(7)	-	(21)	-
Provision for credit losses	-	2	140	20	5	-
Loss on sale of commitments	-	(1)	-	-	-	-
Net change in reserves from transfers and other activity:
Securitizations	-	-	-	-	-	-
Dispositions/acquisitions	-	-	2	-	-	-
Funding of commitments	-	-	1	(1)	(14)	14

Net change in reserves from transfers and other activity	-	-	3	(1)	(14)	14

Reserves at end of period (b)	$ 127	$52	$ 242	$51	$ 187	$33

Annualized net credit losses to
average loans	4.64%	NM	.26%	NM	.89%	NM
Reserve for loan losses as a
percentage of total loans (c)	1.36%	NM	2.47%	NM	1.89%	NM
Reserve for loan losses as a percentage of nonperforming loans (c)	188%	NM	138%	NM	153%	NM

(a)
In the second quarter of 2002, the Corporation began to record the reserve for unfunded loan commitments in a liability account. Previously, any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

(b)	Total reserve for credit exposure was $179 million at Sept. 30, 2002, $293 million at June 30, 2002, and $220 million at Sept. 30, 2001.
(c)	At period end.
NM—Not meaningful for this disclosure.

Provision and reserves for credit exposure (continued)

Reserve activity (a)	Sept. 30, 2002		Sept. 30, 2001
Nine months ended (dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserves at beginning of period	$96	$42	$254	$18
Credit losses:
Domestic:
Commercial and financial	(86)	-	(12)	-
Commercial real estate	(1)	-	-	-
Consumer credit	(1)	-	-	-
Lease finance assets	(7)	-	-	-

Total domestic	(95)	-	(12)	-
International	-	-	(1)	-

Total credit losses	(95)	-	(13)	-

Recoveries:
Domestic:
Commercial and financial	2	-	-	-
Lease finance assets	2	-	-	-

Total domestic	4	-	-	-
International	-	-	-	-

Total recoveries	4	-	-	-

Net credit (losses) recoveries:
Domestic:
Commercial and financial	(84)	-	(12)	-
Commercial real estate	(1)	-	-	-
Consumer credit	(1)	-	-	-
Lease finance assets	(5)	-	-	-

Total domestic	(91)	-	(12)	-
International	-	-	(1)	-

Subtotal—net credit losses	(91)	-	(13)	-
Credit losses on loans transferred to held for sale	(34)	-	(29)	-

Total net credit losses	(125)	-	(42)	-
Provision for credit losses	144	22	(9)	-
Loss on sale of commitments	-	(1)	-	-
Net change in reserves from transfers and other activity:
Securitizations	-	-	(1)	-
Dispositions/acquisitions	1	-	-	-
Funding of commitments	11	(11)	(15)	15

Net change in reserve from transfers and other activity	12	(11)	(16)	15

Reserves at end of period (b)	$127	$52	$187	$33

Annualized net credit losses to average loans	1.75%	NM	.57%	NM

(a)
In the second quarter of 2002, the Corporation began to record the reserve for unfunded loan commitments in a liability account. Previously, any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

(b)	Total reserve for credit exposure was $179 million at Sept. 30, 2002, and $220 million at Sept. 30, 2001.
NM—Not meaningful for this disclosure.

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

Nonperforming assets decreased $107 million compared with June 30, 2002, and $57 million compared with Sept. 30, 2001. As shown on the table on the following page, the decrease compared with June 30, 2002, primarily resulted from the $85 million writedown of a $100 million loan to WorldCom, Inc., as well as from loan sales, repayments and credit losses. In addition, the Corporation sold $108 million of loans made to a customer in the cable/media industry, as discussed on page 68, on which a credit loss of $19 million was recorded, and $5 million of which had been on nonperforming status at June 30, 2002. Finally, the Corporation sold its remaining interest in a $5 million loan to a major consumer goods retailer on which a credit loss of $2 million was recorded. Of the $69 million balance of total nonperforming assets at Sept. 30, 2002, $39 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001, $15 million was the remaining balance of the loan to WorldCom, Inc. and $15 million consisted of various smaller loans, the largest of which was $6 million.

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2002	June 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Nonaccrual loans:
Commercial and financial	$55	$151	$42	$121
Consumer credit	5	4	2	1
Commercial real estate	7	11	1	1
Lease finance assets	-	9	14	-

Total nonaccrual loans	67	175	59	123
Restructured loans	-	-	-	-

Total nonperforming loans (a)	67	175	59	123
Acquired property:
Real estate acquired	2	1	2	2
Other assets acquired	-	-	1	1

Total acquired property	2	1	3	3

Total nonperforming assets	$69	$176	$62	$126

Nonperforming loans as a percentage of total loans	.72%	1.78%	.69%	1.24%
Nonperforming loans as a percentage of total loans and net acquired property	.74%	1.79%	.72%	1.28%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	3.14%	7.55%	2.30%	4.74%

(a)
Includes $22 million, $116 million, $16 million, and $93 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 33%, 66%, 27%, and 76%, respectively, of total nonperforming loans.

Nonperforming assets (continued)

Change in nonperforming loans for the quarter ended Sept. 30,

	2002				Total
(in millions)	Commercial & financial	Consumer credit	Commercial real estate	Lease finance assets	2002	2001

Nonperforming loans at June 30	$151	$4	$11	$9	$175	$124
Additions	103	2	-	-	105	93
Proceeds from sales	(91)	-	-	-	(91)	(69)
Proceeds from payments (a)	(1)	-	(3)	(6)	(10)	(4)
Return to accrual status	-	-	-	-	-	-
Credit losses from sales	(21)	-	-	-	(21)	(19)
Credit losses—other	(86)	-	(1)	(3)	(90)	(2)
Transfers to acquired property	-	(1)	-	-	(1)	-

Nonperforming loans at Sept. 30	$55	$5	$7	$-	$67	$123

(a)	Includes interest applied to principal.

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

Past-due loans

Days past-due	Sept. 30, 2002			June 30, 2002			Sept. 30, 2001
(dollar amounts in millions)	30-59	60-89	90+	30-59	60-89	90+	30-59	60-89	90+

Consumer	$7	$4	$3	$12	$5	$3	$10	$3	$1
Commercial & financial	2	1	1	3	6	-	12	18	1
Commercial real estate	-	4	-	1	1	-	23	-	-

Total past-due loans	$9	$9	$4	$16	$12	$3	$45	$21	$2

Critical accounting policies

The Corporation’s accounting policies relating to venture capital investments, the reserve for credit exposure, and accounting for pensions are regarded as critical accounting policies in that they involve significant management valuation judgements. For a discussion of the Corporation’s accounting policies relating to venture capital investments, see page 19 of the Corporation’s 2001 Financial Annual Report. For a discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 67 and 68 of this report. See below for a discussion of the Corporation’s accounting policies related to pensions.

The Corporation follows Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions”, to calculate and record its net periodic benefit cost/(credit). The net periodic benefit cost/(credit) calculation is based, in part, on several assumptions including a discount rate for plan liabilities, an expected return on assets, and a rate of compensation increase. The net credit in 2001 for all funded and unfunded pension plans combined was $120 million pre-tax. The net periodic pension benefit credit for the nine months ended Sept. 30, 2002 was $75 million and is expected to be $100 million pre-tax for the full-year 2002. Assuming no changes in assumptions, and reflecting the decline in asset values of the Corporation’s

Critical accounting policies (continued)

plans from Dec. 31, 2001, to Sept. 30, 2002, the net periodic benefit credit would decrease to approximately $70 million pre-tax for the year 2003. At Sept. 30, 2002, the combined fair value of the Corporation’s two principal funded domestic pension plans was $1.264 billion and was invested approximately 65% in equities, 33% in fixed income and 2% in cash and equivalents. The impact of the Corporation’s non-US plans, which had a combined fair value of approximately $80 million at Dec. 31, 2001, on changes in net periodic benefit costs, is not material. The assumptions used to calculate net periodic benefit costs for 2002 and their estimated sensitivities to a 50 bp change are as follows:

Net periodic benefit cost/(credit)	Assumed rates used for 2002	Estimated sensitivities to a 50 bp increase or decrease in assumed rates
(dollar amounts in millions)		Increase (a)	Decrease (a)

Discount rate	7.5%	$(10)	$10
Expected return on assets	10.0%	$(10)	$10
Rate of compensation increase	4.0%	$4	$(4)

(a)	Bracketed amounts indicate an increase in the pension credit.

While the return on plan assets for the Corporation’s funded pension plans has averaged 11% since Sept. 30, 1992, based on the current levels of the equity markets, expectations for future market appreciation and interest rates, the Corporation expects its assumptions for the expected return on plan assets and the discount rate to decline for 2003. The Corporation will determine its actuarial assumptions for 2003, as well as incorporating the actual level of plan assets at Dec. 31, 2002, during the first quarter of 2003.

Item 4.—Controls and Procedures

The Corporation’s principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation’s businesses and operations and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust, custody, benefits consulting, shareholder services, cash management and other activities and operations. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation’s financial condition, results of operations and cash flows.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(b) Reports on Form 8-K

During the third quarter of 2002, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated July 16, 2002, which included, under Items 5 and 7, the Corporation’s press release announcing second quarter 2002 results of operations.

(2)
A report dated July 19, 2002, which included, under Items 5 and 7, a summary of the Corporation’s press release stating that the Corporation would voluntarily report on Form 8-K all open market purchases and sales, option exercises and awards, stock grants, fund transfers within the 401(k) Plan and gifts other than those among family members by its executive officers and directors, and certain exhibits summarizing such transactions which occurred during the week of July 15, 2002.

PART II—OTHER INFORMATION (continued)

(b) Reports on Form 8-K (continued)

(3)
A report dated July 23, 2002, which included, under Items 5 and 7, a summary of the Corporation’s press release stating that it would voluntarily report on Form 8-K all open market purchases and sales, option exercises and awards, stock grants, fund transfers within the 401(k) Plan and gifts other than those among family members by its executive officers and directors, and an exhibit summarizing one such transaction which occurred during the week of July 22, 2002.

(4)
A report dated Aug. 7, 2002, which included, under Item 7, (i) conformed copies of the Certification of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, by Martin G. McGuinn, Chief Executive Officer, and Michael A. Bryson, Chief Financial Officer, pursuant to 18 U.S.C. §1350, and (ii) conformed copies of the sworn written statements of Martin G. McGuinn, principal executive officer, and Michael A. Bryson, principal financial officer, in accordance with the Order issued by the Securities and Exchange Commission on June 27, 2002.

(5)
A report dated Aug. 13, 2002, which included, under Items 5 and 7, a corporate-wide e-mail from Martin G. McGuinn, Chairman and Chief Executive Officer, advising employees that the Corporation will expense stock options starting in 2003 and that it will be implementing stock ownership guidelines for the Senior Management Committee and Board members.

(6)
A report dated Aug. 15, 2002, which included, under Items 5 and 7, a summary of the Corporation’s press release stating that it would voluntarily report on Form 8-K all open market purchases and sales, option exercises and awards, stock grants, fund transfers within the 401(k) Plan and gifts other than those among family members by its executive officers and directors, and an exhibit summarizing one such transaction which occurred during the week of August 12, 2002.

(7)
A report dated Sept. 12, 2002, which included, under Item 5, the Corporation’s press release announcing a definitive agreement under which the Corporation will acquire the separate accounts division of Ashland Management Incorporated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
    (Registrant)

Date:    November 12, 2002

By:	/s/ MICHAEL A. BRYSON
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

CERTIFICATION

I, Martin G. McGuinn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mellon Financial Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Martin G. McGuinn

Name: Martin G. McGuinn
Title: Chief Executive Officer

CERTIFICATION

I, Michael A. Bryson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mellon Financial Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael A. Bryson

Name: Michael A. Bryson
Title: Chief Financial Officer

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

Form 10-K and Shareholder Publications
For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2001 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed at www.mellon.com.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

Internet	Mellon: www.mellon.com
Access (a)	Mellon Investor Services: www. melloninvestor.com
See also Internet access for Principal Entities in the 2001 Summary Annual Report, pages 23 and 24.

(a)	The contents of the listed Internet sites are not incorporated into this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges (parent corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

99.1	Certification of Chief Executive Officer.	Filed herewith.

99.2	Certification of Chief Financial Officer.	Filed herewith.