Form 10-K
period 2002-12-31
MELLON FINANCIAL CORP
filed 2003-03-14
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ✓ ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code - (412) 234-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ ✓ ] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ✓ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    [ ✓ ] Yes [    ] No

As of June 30, 2002, 431,507,769 shares of the registrant’s outstanding voting common stock, $0.50 par value per share, having a market value of $13,562,289,180, were held by nonaffiliates.

As of February 28, 2003, 431,627,527 shares of the registrant’s voting common stock, $0.50 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

Mellon Financial Corporation 2003 Proxy Statement-Part III

Mellon Financial Corporation 2002 Financial Annual Report to Shareholders-Parts I, II and IV

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 36, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Corporation’s 2002 Financial Annual Report to Shareholders. For a free copy of the Corporation’s 2002 Summary Annual Report to Shareholders, the 2002 Financial Annual Report to Shareholders, the Proxy Statement for its 2003 Annual Meeting, or a copy of the Corporation’s Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, Room 4826 One Mellon Center, Pittsburgh, PA 15258-0001. The Corporation’s 2002 Summary and Financial Annual Reports to Shareholders, and the Proxy Statement for its 2003 Annual Meeting are also available on the Corporation’s Internet site at www.mellon.com. The Corporation also makes available, free of charge, on its Internet site, the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. The contents of this Internet site are not part of this Annual Report on Form 10-K.

Cautionary Statement

See pages 30 through 32 of this report for the Cautionary Statement.

MELLON FINANCIAL CORPORATION

Form 10-K Index

PART I

ITEM 1.  BUSINESS

Description of Business

Mellon Financial Corporation (the “Corporation”) is a global financial services company incorporated under the laws of Pennsylvania in August 1971 and registered under the Federal Bank Holding Company Act of 1956, as amended. Founded in 1869, the Corporation today is one of the world’s leading providers of financial services to corporations, institutions and high net worth individuals. For corporations and institutions, the Corporation provides asset management; asset servicing, including trust and custody, performance analytics, securities lending, foreign exchange, defined contribution and defined benefit services, and fund administration; human resources consulting and outsourcing services; investor services; treasury services and capital markets services. For high net worth individuals, the Corporation provides private wealth management and private banking, mutual funds, separately managed accounts, annuities and brokerage accounts.

The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation (“Dreyfus”), Newton Investment Management (“Newton”), Founders Asset Management, LLC (“Founders”) and Standish Mellon Asset Management Company LLC (“Standish Mellon”), as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser and manager of mutual funds. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. Founders, headquartered in Denver, Colorado, is a manager of growth-oriented equity mutual funds and other investment portfolios. Standish Mellon is a Boston-based provider of investment management services to institutional clients. The Corporation provides retirement and benefits consulting services through Buck Consultants, Inc. (“Buck”), which is headquartered in New York, New York, comprehensive human resources outsourcing and benefit plan administration services through Mellon HR Solutions, LLC, which is headquartered in Fort Lee, New Jersey, and shareholder and security transfer services through Mellon Investor Services, LLC, which is headquartered in Ridgefield Park, New Jersey.

Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania, became a subsidiary of the Corporation in November 1972. With its predecessors, Mellon Bank has been in business since 1869. The Corporation’s banking subsidiaries include Boston Safe Deposit and Trust Company (headquartered in Boston) (“BSDT”), Mellon United National Bank (headquartered in Miami), Mellon Bank (DE) National Association (headquartered in Wilmington, DE) and Mellon 1st Business Bank (headquartered in Los Angeles), in addition to Mellon Bank. They engage in trust and custody, investment management services, commercial banking and various securities-related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The Corporation’s businesses are divided into two overall reportable groups — Asset Management and Corporate & Institutional Services. The Asset Management group is comprised of the Institutional Asset Management, Mutual Funds and Private Wealth Management sectors. The Corporate & Institutional Services group is comprised of the Asset Servicing, Human Resources Services and Treasury Services sectors.

Further information regarding the Corporation’s “Core” business sectors (as mentioned above), as well as “Other Activity” is presented in the Business Sectors section found on pages 19 through 34 of the Corporation’s 2002 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. A brief discussion of the business sectors is presented on the following page. There is

ITEM 1.  BUSINESS (continued)

Description of Business (continued)

considerable interrelationship among these sectors and among the customer segments grouped within these sectors. Information on international operations is presented in the Corporation’s 2002 Financial Annual Report to Shareholders in Note 33 of Notes to Financial Statements (Notes) on page 119 which note is incorporated herein by reference.

Institutional Asset Management

Institutional Asset Management is comprised of Mellon Institutional Asset Management, which consists of a number of individual asset management companies offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments, which distributes investment management products internationally.

Mutual Funds

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds.

Private Wealth Management

Private Wealth Management consists of investment management, wealth management and private banking services for high net worth individuals, including the activities of Mellon United National Bank in Florida.

Asset Servicing

Asset Servicing includes institutional trust and custody, foreign exchange, securities lending, back office outsourcing for investment managers, and substantially all of the Corporation’s joint ventures.

Human Resources Services

Human Resources (HR) Services includes three lines of business: Buck Consultants, Mellon HR Solutions and Mellon Investor Services. The HR Services sector provides human resources consulting, outsourcing and administrative services that leverage technology to support client HR administration and employee benefit plan administration, as well as investor services such as shareholder and securities transfer services.

Treasury Services

Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance and derivative products, securities underwriting and trading, and the activities of Mellon 1st Business Bank in California.

Other Activity

Other Activity includes results for large ticket leasing, which is in runoff mode, and certain lending relationships that are part of the Corporation’s business exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated, for management reporting purposes, to the core business sectors.

ITEM 1.  BUSINESS (continued)

Description of Business (continued)

Principal Entities

Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the primary subsidiaries of the Corporation as of Dec. 31, 2002.

Discontinued operations

As discussed in Note 4 of the Corporation’s 2002 Financial Annual Report to Shareholders, the Corporation is reporting its results using the discontinued operations method of accounting. Accordingly, all information in this Annual Report on Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

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

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

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

The Corporation’s national bank subsidiaries are subject to primary supervision, regulation and examination by the OCC. BSDT, a Massachusetts chartered bank, is subject to supervision, regulation and examination by the Federal Reserve Board and the Commonwealth of Massachusetts Department of Banking. Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the New York State Department of Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon Trust of Washington is a Washington trust company and is supervised by the Division of Banks of the Washington State Department of Financial Institutions. Mellon Private Trust Company, National Association, located in Miami, Florida, is a limited purpose national bank supervised by the OCC. Mellon 1st Business Bank is a California non-member bank and is subject to supervision, regulation and examination by the FDIC and the State of California Department of Financial Institutions.

The Corporation’s non-bank subsidiaries engaged in securities related activities are regulated by the Securities and Exchange Commission (the “SEC”). The Corporation operates a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

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

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

Certain of the Corporation’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the UK pursuant to the UK Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain UK investment funds, including Newton Investment Funds, an open ended investment company with variable capital advised by UK regulated subsidiaries of the Corporation, are registered with the Financial Services Authority and are offered for retail sale in the UK.

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

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its bank and other subsidiaries. Its principal sources of funds to pay dividends on its common and preferred (if any) stock and debt service on its debt are dividends and interest from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its bank subsidiaries without regulatory approval. The Corporation’s principal bank subsidiary, Mellon Bank, is a national bank. A national bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by the bank in any calendar year would exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock. In addition, a national bank may pay dividends only to the extent of its undivided profits. The Corporation’s state-chartered bank subsidiaries also are subject to dividend restrictions under applicable state law. Under the foregoing dividend restrictions, as of Dec. 31, 2002, the Corporation’s national and state member bank subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of up to approximately $555 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Jan. 1, 2003, and the date of any dividend declaration. In 2002, the Corporation’s bank and non-bank subsidiaries declared $957 million in dividends.

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

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

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

Transactions with Affiliates

There are certain restrictions on the ability of the Corporation and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries and on the ability of such bank subsidiaries to pay dividends to the Corporation. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. As a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, these restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

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

Deposit Insurance

Substantially all of the deposits of the bank subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for well-capitalized and well-managed banks to 27 cents for each $100 of domestically-held deposits for the weakest institutions. The Corporation’s bank subsidiaries currently are not required to pay insurance premiums to the FDIC. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on BIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO current annual assessment on these deposits is approximately 1.68 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

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

Liability of Commonly Controlled Institutions and Related Matters

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

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

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

The new rules did not have a material effect on the Corporation or its banking subsidiaries’ capital requirements.

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

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2002, the Corporation’s Total capital and Tier I capital to risk-adjusted assets ratios were 12.48% and 7.87%, respectively.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches (the “Basic Indicator Approach” and the “Standardized Approach”) and an “advanced measurement approach” tailored to individual institutions’ circumstances. The BIS has stated that its objective is to finalize a new capital accord in the fourth quarter of 2003 and for member countries to implement the new accord at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. Because of the uncertainty as to the final requirements for addressing this risk, the Corporation

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

cannot, at this time, determine with certainty if future capital requirements will be higher or lower, but as presently proposed, the requirements would lead to an increase in required capital.

The Federal Reserve Board also requires bank holding companies to comply with minimum Leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage ratio applicable to it. At Dec. 31, 2002, the Corporation’s Leverage ratio was 6.55%.

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

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2002, all of the Corporation’s bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

USA PATRIOT Act

On Oct. 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as the Corporation’s bank and broker-dealer subsidiaries and mutual funds and private investment companies advised or sponsored by the Corporations’ subsidiaries. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and the Treasury’s regulations.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

ITEM 1.  BUSINESS (continued)

Supervision and Regulation (continued)

Privacy

The BHC Act modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should the Corporation or its bank subsidiaries fail to adequately serve the community, potential penalties are regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses. The Corporation’s Asset Management Group experiences competition from investment management firms; mutual funds; investment banking companies and bank holding companies and banks, including trust banks; brokerage firms and insurance companies. In its Corporate & Institutional Services Group, the Corporation competes with domestic and foreign banks offering institutional trust and custody products and cash management products, benefit consultants and a wide range of technologically capable service providers, such as data processing, shareholder services and outsourcing firms. Many of the Corporation’s competitors, with the particular exception of bank holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over the Corporation in certain respects.

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

Employees

At Dec. 31, 2002, the Corporation and its subsidiaries employed approximately 22,500 persons.

ITEM 1.  BUSINESS (continued)

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

I.   Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis on the following page. Required information is also presented in the Corporation’s 2002 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 14 and 15, and in Net Interest Revenue, on page 13, which are incorporated herein by reference.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Rate/Volume Variance Analysis	Year ended Dec. 31,
	2002 over (under) 2001			2001 over (under) 2000
	Due to change in		Net change	Due to change in		Net change
(in millions)	Rate	Volume		Rate	Volume

Increase (decrease) in interest revenue from interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$(12)	$(22)	$(34)	$(24)	$60	$36
Federal funds sold and securities under resale agreements	(18)	(20)	(38)	(28)	12	(16)
Other money market investments	(3)	(2)	(5)	(1)	4	3
Trading account securities	(15)	7	(8)	(9)	6	(3)
Securities:
U.S. Treasury and agency securities	(84)	(17)	(101)	(30)	107	77
Obligations of states and political subdivisions	1	9	10	1	8	9
Other	(11)	53	42	-	71	71
Loans (includes loan fees)	(181)	(26)	(207)	(116)	(63)	(179)
Funds allocated to discontinued operations	-	4	4	-	(128)	(128)

Total	(323)	(14)	(337)	(207)	77	(130)
Increase (decrease) in interest expense on interest-bearing liabilities:
Deposits in domestic offices:
Demand	-	(1)	(1)	(1)	(1)	(2)
Money market and other savings accounts	(79)	20	(59)	(95)	(4)	(99)
Savings certificates	(2)	1	(1)	(2)	-	(2)
Other time deposits	(18)	(6)	(24)	(13)	(9)	(22)
Deposits in foreign offices	(57)	(2)	(59)	(47)	20	(27)
Federal funds purchased and securities under repurchase agreements	(46)	11	(35)	(36)	(3)	(39)
Other short-term borrowings	(35)	7	(28)	(10)	(24)	(34)
Notes and debentures (with original maturities over one year)	(78)	22	(56)	(63)	17	(46)
Trust-preferred securities	(1)	1	-	1	(1)	-
Funds allocated from discontinued operations	-	(114)	(114)	-	114	114

Total	(316)	(61)	(377)	(266)	109	(157)

Increase (decrease) in net interest revenue	$(7)	$47	$40	$59	$(32)	$27

Note:  Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Amounts also exclude any adjustments to fair value required by FAS No. 115. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

Percent of international related average assets and liabilities to total consolidated average amounts (a)
	2002	2001

Average total assets	11%	10%
Average total liabilities	13%	10%

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting threshold established by the Securities and Exchange Commission (SEC). In January 2002, in accordance with SFAS No. 144, the Corporation began to disclose gross assets and liabilities of discontinued operations instead of the net amounts previously reported. The 2001 percentages have been reclassified.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

II.  Securities Portfolio

A.  Carrying values of securities

Information required by this section of Guide 3 is presented in the Corporation’s 2002 Financial Annual Report to Shareholders in Note 6 on pages 83 through 85, which note is incorporated herein by reference.

B.  Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Corporation’s 2002 Financial Annual Report to Shareholders in Note 6 on pages 83 through 85, which note is incorporated herein by reference.

III.  Loan Portfolio

A.  Types of Loans

Information required by this section of Guide 3 is presented below and on the following page. Further information is included in the Corporate Risk section of the Corporation’s 2002 Financial Annual Report to Shareholders on pages 46 through 59, which portions are incorporated herein by reference.

Domestic and international loans and leases at year end (a)	Dec. 31,
(in millions)	2002		2001

Domestic loans and leases	$7,880		$7,915
International loans and leases:
Commercial and industrial	358		409
Financial institutions	34		57
Governments and official institutions	18		16
Other	148		143

Total international loans and leases	558		625

Total loans and leases	$8,438	(b)	$8,540

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting thresholds established by the SEC.
(b)	At Dec. 31, 2002, amount includes $2.631 billion of loans to Private Wealth customers and $972 million of loans to Mellon 1st Business Bank customers.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

III.  Loan Portfolio (continued)

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2002 (in millions)	Within 1 year (a)	1-5 years	Over 5 years	Total

Domestic (b):
Commercial and financial	$2,196	$1,435	$176	$3,807
Commercial real estate	1,024	926	277	2,227

Total domestic	3,220	2,361	453	6,034
International	386	80	92	558

Total	$3,606	$2,441	$545	$6,592

Note:  Maturity distributions are based on remaining contractual maturities.

(a)	Includes demand loans and loans with no stated maturity.
(b)	Excludes personal credit and lease finance assets.

Sensitivity of loans at Dec. 31, 2002, to changes in interest rates (in millions)	Domestic operations (a)	International operations	Total

Loans due in one year or less (b)	$3,220	$386	$3,606
Loans due after one year:
Variable rates	2,246	46	2,292
Fixed rates	568	126	694

Total loans	$6,034	$558	$6,592

Note:  Maturity distributions are based on remaining contractual maturities.

(a)	Excludes personal credit and lease finance assets.
(b)	Includes demand loans and loans with no stated maturity.

C.  Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation’s 2002 Financial Annual Report to Shareholders on pages 46 through 59, which portions are incorporated herein by reference.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

IV.  Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Provision and Reserve for Credit Exposure section of the Corporation’s 2002 Financial Annual Report to Shareholders on pages 54 through 59, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation’s reserve for loan losses is presented below as required by Guide 3.

Loan loss reserve (a)	Dec. 31,
(in millions)	2002	2001	2000	1999	1998

Base reserve:
Commercial & financial	$81	$59	$104	$128	$115
Commercial real estate	8	9	58	60	91
Personal	6	5	16	45	128
Lease assets	5	9	7	7	7

Total domestic base reserve	100	82	185	240	341
International	4	2	4	5	11

Total base reserve	104	84	189	245	352
Impairment	2	3	48	6	2
Unallocated	21	9	17	20	12

Total loan loss reserve	$127	$96	$254	$271	$366

(a)	This table has been expanded to show the base, impairment and unallocated components of the loan loss reserve.

Reserve for loan losses relating to international operations (a)
(in millions)	2002	2001

Reserve at beginning of year	$2	$4
Credit losses	-	(15)
Recoveries	-	1
Transfer due to sale	-	(7)
Provision for loan losses	2	19

Reserve at the end of year	$4	$2

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting thresholds established by the SEC.

Further information on the Corporation’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure for the years 1998-2002 are set forth in the Corporation’s 2002 Financial Annual Report to Shareholders in the Credit Risk section on pages 46 and 47, the Provision and Reserve for Credit Exposure section on pages 54 through 59, in Note 1 under Reserve for Loan Losses and Reserve for Unfunded Commitments on page 72 and in Note 8 on page 89 which portions are incorporated herein by reference.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

For each category on the previous page, the ratio of loans to consolidated total loans is as follows:

	Dec. 31,
	2002	2001	2000	1999	1998

Domestic loans and leases:
Commercial and financial	45%	42%	49%	55%	48%
Commercial real estate	26	30	21	14	10
Personal	15	13	14	14	27
Lease finance assets	7	8	6	8	5

Total domestic loans and leases	93	93	90	91	90
International loans and leases	7	7	10	9	10

Total loans and leases	100%	100%	100%	100%	100%

V.  Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2002
(in millions)	Within 3 months	4-6 months	7-12 months	Over 1 year	Total

Time certificates of deposit in denominations of $100,000 or greater	$5,304	$53	$63	$57	$5,477
Time certificates of deposit in denominations of less than $100,000	41	20	20	36	117

Total time certificates of deposit	5,345	73	83	93	5,594

Other time deposits in denominations of $100,000 or greater	574	-	-	-	574
Other time deposits in denominations of less than $100,000	1	-	-	-	1

Total other time deposits	575	-	-	-	575

Total domestic time deposits	$5,920	$73	$83	$93	$6,169

The majority of deposits in foreign offices of approximately $3.9 billion at Dec. 31, 2002, were in amounts in excess of $100,000, and were primarily foreign demand deposits. Additional information required by this section of Guide 3 is set forth in the Corporation’s 2002 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 14 and 15, which pages are incorporated herein by reference.

ITEM 1.  BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

VI.  Return on Equity and Assets

	Year ended Dec. 31,
	2002	2001	2000

(1) Return on assets(a):
Net income	2.03%	2.90%	2.15%
Income from continuing operations	2.00	1.33	2.49
(2) Return on common shareholders’ equity (a):
Net income	20.34	35.28	25.79
Income from continuing operations	19.87	11.66	19.36
(3) Dividend payout ratio of common stock, based on diluted net income per share	31.21	29.45	41.84
(4) Equity to assets (a), based on common shareholders’ equity	9.96	8.21	8.35

(a)	Computed on a daily average basis.

VII.  Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

Federal funds purchased and securities sold under agreements to repurchase (dollar amounts in millions)	2002	2001

Maximum month-end balance	$2,502	$2,173
Average daily balance	$1,985	$1,652
Average rate during the year	1.51%	4.00%
Balance at Dec. 31	$733	$825
Average rate at Dec. 31	1.16%	1.52%

ITEM 2.   PROPERTIES

The following is a description of the Corporation’s principal properties:

Pittsburgh properties

In 1983, the Corporation entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. The current term of this lease is scheduled to expire in November 2008. At Dec. 31, 2002, the Corporation occupied approximately 81% of this building’s approximately 1,525,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

In 1984, the Corporation entered into a sale/leaseback arrangement of the Union Trust Building, also known as Two Mellon Center, in Pittsburgh, Pennsylvania, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May 2006. At Dec. 31, 2002, the Corporation occupied approximately 76% of this building’s approximately 595,000 square feet of rentable space and subleased substantially all of the remaining space to third parties.

ITEM 2.  PROPERTIES (continued)

The Corporation owns the 41-story office building in Pittsburgh, Pennsylvania known as Three Mellon Center or 525 William Penn Place. At Dec. 31, 2002, the Corporation occupied approximately 75% of this building’s approximately 943,000 square feet of rentable space, and leased substantially all of the remaining space to third parties.

The Corporation owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. At Dec. 31, 2002, the Corporation occupied 100% of this building’s approximately 667,000 square feet of rentable space.

The Pittsburgh properties are utilized by each of the Corporation’s six core business sectors.

Philadelphia properties

The Corporation leases a building in Philadelphia, Pennsylvania known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2002, the Corporation occupied approximately 51% of this building’s approximately 807,000 square feet of rentable space, with the remainder of the space in the building subleased to third parties.

The Corporation leases approximately 231,000 square feet of rentable space in a 53-story office building known as Mellon Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September 2015. At Dec. 31, 2002, the Corporation occupied approximately 72% of the 231,000 square feet of rentable space, with the remainder subleased to third parties.

The Philadelphia properties are utilized by each of the Corporation’s six core business sectors other than Institutional Asset Management.

Boston properties

The Corporation leases approximately 282,000 square feet of rentable space in a 41-story downtown Boston, Massachusetts office building known as Mellon Financial Center. The current term of this lease is scheduled to expire in December 2013. At Dec. 31, 2002, the Corporation occupied 100% of this space.

The Corporation leases a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April 2019. At Dec. 31, 2002, the Corporation occupied 100% of this building’s approximately 376,000 square feet of rentable space.

The Boston properties are utilized by each of the Corporation’s six core business sectors other than Mutual Funds.

New York properties

The Corporation leases approximately 290,000 square feet of rentable space at 200 Park Avenue in New York City. The current term of this lease is scheduled to expire in March 2005. At Dec. 31, 2002, the Corporation occupied approximately 95% of this space, with the remainder subleased to a third party. The Corporation leases approximately 169,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The term of this lease is scheduled to expire in January 2005. At Dec. 31, 2002, the Corporation occupied 100% of this space.

The New York properties are utilized by each of the Corporation’s six core business sectors.

New Jersey properties

The Corporation leases an aggregate of approximately 288,000 square feet of rentable space in three buildings in Ridgefield Park, New Jersey located at 65 Challenger Road, 85 Challenger Road and

ITEM 2.  PROPERTIES (continued)

105 Challenger Road. The current terms of these three leases are scheduled to expire in January 2006, October 2005 and January 2006, respectively. At Dec. 31, 2002, the Corporation occupied 100% of this space.

The Corporation leases an aggregate of approximately 194,000 square feet of rentable space in two buildings in Ft. Lee, New Jersey located at 2100 North Central Road and One Bridge Plaza. The current terms of these leases are scheduled to expire in January 2010 and January 2006, respectively. At Dec. 31, 2002, the Corporation occupied 100% of this space.

The Corporation leases approximately 158,000 square feet of rentable space at 500 Plaza Drive, Secaucus, New Jersey. The current term of this lease is scheduled to expire in June 2006. At Dec. 31, 2002, the Corporation occupied 100% of this space.

The New Jersey properties are utilized by the Corporation’s Human Resources Services business sector.

Other properties

The Corporation also owns and leases additional space for its operations at locations both within and outside the United States. See “Description of Business” on pages 3 through 5 for information as to where certain of the Corporation’s operations are conducted. In 2001, the Corporation entered into an agreement for lease covering approximately 232,000 square feet of space in a building under construction at 160-162 Queen Victoria Street in London which will be utilized as the Corporation’s European headquarters when the building is completed and the Corporation relocates to it, currently expected to be in the second quarter of 2004.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs.

For additional information on the Corporation’s premises and equipment, see Note 9 on page 89 of the Corporation’s 2002 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

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

No matters were submitted to security holders for vote during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation’s 2002 Financial Annual Report to Shareholders in Liquidity and Dividends on pages 39 through 41, in Fourth Quarter 2002 Review on page 61, in Selected Quarterly Data on pages 62 and 63, in Note 25 on page 106 and in Corporate Information on page 121, which portions are incorporated herein by reference.

In October 1996, the board of directors declared a dividend, paid Oct. 31, 1996, of one right (a “Right”) issued pursuant to the Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996 (the “Rights Agreement”), for each outstanding share of the Corporation’s Common Stock (the “Common Stock”). On Oct. 19, 1999, the Corporation amended and restated the Rights Agreement.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the Corporation’s 2002 Financial Annual Report to Shareholders in the Financial Summary table on page 2, in Significant Financial Events on pages 3 and 4, in the Summary of Financial Results on page 5, in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 14 and 15, and in Note 1 on pages 69 through 77, which portions are incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS

The information required by this Item is set forth in the Corporation’s 2002 Financial Annual Report to Shareholders in the Financial Review on pages 3 through 63 and in Note 25 on page 106, which portions are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the Corporation’s 2002 Financial Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 42 through 46, in Note 1 under “Derivative instruments used for risk management purposes” and “Derivative instruments used for trading activities” on pages 74 and 75 and in Note 27 and Note 28 on pages 107 through 113, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 28 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data, which are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                DISCLOSURE

NONE.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation’s proxy statement for its 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) in the Election of Directors-Biographical Summaries of Nominees and Directors section on pages 3 through 5, in the Executive Compensation - Employment Agreements with Named Executive Officers section on pages 19 through 22 and in the Section 16(a) Beneficial Ownership Reporting Compliance section on page 30, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 2003, together with the offices held by each such person during the last five years, are listed below and on the following pages. Messrs. McGuinn, Elliott, Canter, Lamere and O’Hanley have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

	Age	Position	Year Elected

Martin G. McGuinn	60	Chairman and Chief Executive Officer, Mellon Financial Corporation and Chairman, President and Chief Executive Officer, Mellon Bank, N.A.	1999 (1)

Steven G. Elliott	56	Senior Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (2)

Stephen E. Canter	57	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (3)

David F. Lamere	42	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (4)

Jeffery L. Leininger	57	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	1996

Ronald P. O’Hanley	46	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (5)

James P. Palermo	47	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2002 (6)

Allan P. Woods	56	Vice Chairman and Chief Information Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999 (7)

John T. Chesko	53	Vice Chairman and Chief Compliance Officer, Mellon Financial Corporation and Mellon Bank, N.A.	2002 (8)

Michael A. Bryson	56	Chief Financial Officer, Mellon Financial Corporation and Executive Vice President and Chief Financial Officer, Mellon Bank, N.A.	2001 (9)

Timothy P. Robison	50	Chief Risk Officer, Mellon Financial Corporation and Executive Vice President and Chief Risk Officer, Mellon Bank, N.A.	2002 (10)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

	Age	Position	Year Elected

Michael K. Hughey	51	Senior Vice President and Controller of Mellon Financial Corporation and Senior Vice President, Director of Taxes and Controller, Mellon Bank, N.A.	1990

Leo Y. Au	53	Treasurer, Mellon Financial Corporation and Senior Vice President, Manager, Corporate Treasury Group, Mellon Bank, N.A.	2002 (11)

(1)	From 1993 through February 1998, Mr. McGuinn served as Vice Chairman, Retail Financial Services, Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Chairman and Chief Executive Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation. In June 2001, he was appointed President of Mellon Bank, N.A.

(2)	From 1992 through February 1998, Mr. Elliott served as Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A. From March 1998 through December 1998, he was Senior Vice Chairman and Chief Financial Officer of Mellon Bank, N.A. and Vice Chairman and Chief Financial Officer of Mellon Financial Corporation. From 1999 through December 2001, Mr. Elliott served as Senior Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A. From 1990 through April 1998, Mr. Elliott was also Treasurer of Mellon Financial Corporation.

(3)	From 1995 to 1999, Mr. Canter was Vice Chairman and Chief Investment Officer of The Dreyfus Corporation. From 1999 to May 2001, Mr. Canter was President and Chief Operating Officer of The Dreyfus Corporation. In May 2001, Mr. Canter became Chairman and Chief Executive Officer of The Dreyfus Corporation.

(4)	From October 1993 through March 1998, Mr. Lamere was a Senior Vice President of Mellon Bank, N.A. From April 1998 to September 2001, Mr. Lamere was an Executive Vice President of Mellon Bank, N.A.

(5)	From February 1997 to June 2001, Mr. O’Hanley was a Senior Vice President of Mellon Bank, N.A.

(6)	From January 1998 to November 2002, Mr. Palermo served as Executive Vice President and Manager, Global Securities Services, Mellon Bank, N.A. From 1996 to 1998, Mr. Palermo served as Division Manager, Client Services, Mellon Capital Management, Mellon Bank, N.A.

(7)	From 1993 through December 1998, Mr. Woods was Executive Vice President, Mellon Information Services Department, Mellon Bank, N.A.

(8)	From June 1997 through October 2002, Mr. Chesko was Vice Chairman and Chief Risk Officer of Mellon Financial Corporation and Mellon Bank, N.A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued )

(9)	From May 1998 to January 2002, Mr. Bryson served as Treasurer of Mellon Financial Corporation. In April 1998, Mr. Bryson became Executive Vice President of Mellon Bank, N.A. From 1994 to April 1998, Mr. Bryson was Senior Vice President, Strategic Planning, Mellon Bank, N.A.

(10)	From 2001 to 2002, Mr. Robison was Corporate Chief Auditor of Mellon Financial Corporation and Senior Vice President and Corporate Chief Auditor of Mellon Bank, N.A. From 1991 to 2001, Mr. Robison was Senior Vice President of Financial Planning and Management Accounting of Mellon Bank, N.A.

(11)	In 2001, Mr. Au became Senior Vice President, Manager, Corporate Treasury Group of Mellon Bank, N.A. From 1995 to 2001, he served as President and Chief Executive Officer of Mellon Financial Markets, LLC.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the 2003 Proxy Statement in the Directors’ Compensation section on pages 8 and 9 and in the Executive Compensation section on pages 15 through 23, and is incorporated herein by reference. The Performance Graph on page 14 and the Compensation Committee Report on pages 24 through 26 are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                  STOCKHOLDER MATTERS

See Note 24 to the Corporation’s 2002 Financial Annual Report to Shareholders for a narrative description of each of the equity compensation plans included in the following table. Equity compensation plans described in Note 24 that have not received shareholder approval are the Corporation’s ShareSuccess Plan, Stock Option Plan for the Mellon Financial Group West Coast Board of Directors, Stock Option Plan for Affiliate Boards of Directors and Dreyfus Stock Option Plan. Additional annual grants under the ShareSuccess Plan are not anticipated in the near-term. No further grants will be made under the Dreyfus Stock Option Plan.

	Equity compensation plans at Dec. 31, 2002

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (b)

Equity compensation plans:
Approved by shareholders	26,158,467	$29.45	23,248,564 (c)
Not approved by shareholders	7,815,196 (a)	$37.07	1,437,314 (d)

Total	33,973,663	$31.20	24,685,878

(a)	Includes 7,654,983 shares that may be issued under the ShareSuccess Plan at an average exercise price of $37.31 per share and 50,000 shares that may be issued under the Dreyfus Stock Option Plan at an average exercise price of $6.97 per share.
(b)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.
(c)	Includes 8,630,938 shares of common stock that may be issued under the Employee Stock Purchase Plan and 4,912,636 shares that may be issued as restricted stock, deferred share awards or as stock covered by performance units under the Corporation’s Long-Term Profit Incentive Plan.
(d)	Includes 1,344,487 shares that may be issued under the ShareSuccess Plan. No shares are included for future issuance under the Dreyfus Stock Option Plan.

Additional information required by this Item is included in the 2003 Proxy Statement in the Beneficial Ownership of Stock section on pages 12 and 13 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 2003 Proxy Statement in the Business Relationships and Related Transactions section on page 10, and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

The Corporation’s principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Corporation’s 2002 Financial Annual Report to Shareholders.

(i) Financial Statements	Page No.

Consolidated Income Statement	64
Consolidated Balance Sheet	65
Consolidated Statement of Cash Flows	66 and 67
Consolidated Statement of Changes in Shareholders’ Equity	68
Notes to Financial Statements	69 through 119
Independent Auditors’ Report	120

(ii) Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(iii) Other Financial Data

Fourth Quarter 2002 Review	61
Selected Quarterly Data	62 and 63

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(b)	During the fourth quarter of 2002, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated Oct. 15, 2002, which included, under Items 5 and 7, the Corporation’s press release, dated Oct. 15, 2002, (i) announcing third quarter 2002 results of operations, (ii) announcing the 8% increase in its quarterly common stock dividend to 13 cents per share payable on Nov. 15, 2002 and (iii) announcing the Board of Directors’ authorization of an additional repurchase program of up to 25 million shares of the Corporation’s common stock.

(2)	A report dated Oct. 16, 2002, which included, under Items 5 and 7, the Corporation’s press release dated Oct. 16, 2002, announcing several appointments at the senior management level, effective November 1.

(3)	A report dated Nov. 4, 2002, which included, under Items 5 and 7, the Corporation’s press release dated Nov. 4, 2002, announcing it had completed its previously announced acquisition of the separate accounts division of Ashland Management Incorporated.

(4)	A report dated Nov. 14, 2002, which included, under Item 7, the Corporation’s business sectors financial information and financial trends through third quarter 2002.

(5)	A report dated Nov. 14, 2002, as amended on Nov. 18, 2002, which included, under Item 7, the correction of a typographical error on one of the tables in (4) above as previously filed.

(6)	A report dated Nov. 18, 2002, which included (i) under Items 5 and 7, the Corporation’s press release, dated Nov. 18, 2002, which announced its participation along with Vinings Management Corporation in Vinings Management LLC, a new entity that combined the capabilities of Vinings Management with the Corporation’s human resources and asset management services and (ii) under Item 7, certain exhibits, dated Nov. 18, 2002, and Nov. 25, 2002, respectively, incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of Mellon Financial Corporation.

(c)	Exhibits

The exhibits listed on the Index to Exhibits on pages 36 through 41 hereof are incorporated by reference or filed herewith in response to this Item.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: future capital requirements; plans for joint ventures; reduction of positions and related expense savings; expected revenue enhancements and expense savings related to the Corporation’s LEAP program (Lifting Earnings and Performance); the impact on investment management fees of changes in the Standard & Poor’s 500 Index; the potential impact on revenue of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace; potential future venture capital losses and possible changes in the value of the portfolio; expected increases in health care and other benefits expense and insurance expense; lower assumptions for the expected return on pension plan assets and the discount rate on plan liabilities and rate of compensation increase and sensitivities to changes in those rates; levels of and expected significant reductions in pension credits; the impact of expensing stock options and intentions as to future grants; usage of accrued expenses; effective tax rates; intentions as to capital ratios of the Corporation and its banking subsidiaries and maintaining a minimum tangible shareholders’ equity to assets ratio; levels of common stock repurchases; uses of internal capital generation; the Corporation’s liquidity management objective and results of liquidity simulations; maturities of debt and derivative instruments; simulation of changes in interest rates; reclassification of items to interest expense; the value-at-risk for trading activities; credit exposure reserve appropriateness; the effects of recent accounting changes; possible consolidation of Three Rivers Funding Corp. and certain venture capital investments; amounts of contingent consideration payable for acquisitions; expected amortization expense; values of retained interests in securitizations and expected losses on securitized loans; 401(k) Plan contribution rates; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to:

Changes in political and economic conditions.  Changes in political and economic conditions can affect the Corporation’s opportunities to sell its products and services. If conditions cause customers to become more cautious, the Corporation’s revenues could be adversely affected. Conversely, the Corporation will likely have greater opportunities during periods of economic growth and political optimism.

Equity and fixed-income market fluctuations.  As price levels in the equity and fixed-income markets increase or decrease, the Corporation’s opportunities to sell its products and services, to invest and to manage financial assets may change. Because certain of the Corporation’s fee revenue is based on the value of assets under management or custody, fluctuations in market valuations will affect revenue. Because management fees can vary by asset class, revenues can be affected by the types of assets that at a given time are most attractive to customers.

The effects of the adoption of new accounting standards.  The adoption of new accounting standards could affect the Corporation’s income statement, balance sheet, statement of cash flows or statement of changes in shareholders’ equity. New standards could cause reported amounts to increase or decrease or impact the comparability of current and prior period results.

Corporate and personal customers’ bankruptcies.  An increase in corporate and personal customers’ bankruptcies can require higher credit loss provisions and higher charges against the credit loss reserve negatively impacting net income and various capital ratios.

Cautionary Statement (continued)

Operational risk.  Operational risk is the risk of (direct or indirect) loss resulting from inadequate or failed internal processes, people and systems, or from external events. It is the potential for loss that arises from problems with operating processes, human error or omission, breaches in internal controls, fraud or unforeseen catastrophes.

Inflation.  Inflation, disinflation or deflation can impact a variety of economic measures and market values that are important to the Corporation’s financial performance including interest rates, equity and fixed-income market values, the Corporation’s expense levels and prices for the Corporation’s products and services.

Levels of tax free income.  The level of the Corporation’s tax-exempt income can affect the Corporation’s effective tax rate.

Technological change.  Technology is a very important component of many of the Corporation’s products and services as well as being critically important to the Corporation’s internal operating processes. A faster rate of technological change can require the Corporation to invest more in technology to remain competitive and thus lead to higher expenses. On the other hand, technological change creates the opportunity for product differentiation and higher revenues as well as reduced costs. There is a risk to the Corporation if its competitors are able to use technology to develop more marketable products and/or services at lower prices than the Corporation can offer.

Success in the timely development of new products and services.  The Corporation operates in a highly competitive environment in all of the markets it serves. The timely development of new products and services can represent a competitive advantage leading to increased revenues while the inability to do so can have the opposite effect.

Competitive product and pricing pressures within the Corporation’s markets.  Competitive product and pricing pressures can affect the Corporation’s ability to sell its products and services and can impact the prices the Corporation is able to charge. Demand for the Corporation’s products and services, price levels and activities of competitors will affect the Corporation’s revenues.

Consumer spending and saving habits.  The Corporation benefits from the savings of consumers that are invested in mutual funds, defined contribution plans and other products offered or serviced by the Corporation. Changes in the rate of savings or preferred investment styles may affect the Corporation’s revenues.

Interest rate fluctuations.  Interest rate fluctuations, the levels of market interest rates, the shape of the yield curve, the direction of interest rate changes and fluctuations in the interest rate spreads between different fixed income investments can affect both the Corporation’s cost of funds, its net interest revenue and any other revenue that has a sensitivity to interest rates. Interest rate fluctuations can also impact the demand for different investment products offered by the Corporation. In general, the Corporation attempts to mitigate the effects of either significant increases or decreases in interest rates on its income statement.

Monetary fluctuations.  Changes in monetary and credit conditions and their effect on the economy and the financial markets may impact the Corporation in a variety of ways.

Cautionary Statement (continued)

Acquisitions and integrations of acquired businesses.  Acquisitions of businesses or lines of business are an active part of the Corporation’s business strategy and use of excess capital. Any acquisition presents execution risk. There can be no assurance that the operational or financial performance of an acquired business will be as expected, that any desired synergies will occur or that an acquired business will be successfully assimilated into the Corporation.

Changes in law.  The Corporation operates in a highly regulated environment. Many laws and many regulatory agencies, both domestic and foreign, impact its operations. Changes in law could affect the competitive environment in which the Corporation operates, broaden or narrow the scope of permitted activities of it and its competitors, facilitate or retard consolidation, impose higher costs or operating burdens and challenge the Corporation to adapt quickly and effectively to such changes.

Changes in fiscal, monetary, regulatory, trade and tax polices and laws.  Changes in these policies and laws could affect the products and services the Corporation offers and therefore its revenues as well as impose additional costs and expenses, such as higher taxes. Also, any significant changes will challenge the Corporation to adapt quickly and effectively.

Success in gaining regulatory approvals when required.  The Corporation operates in a highly regulated environment, both within and outside the United States. If regulatory approval is required for an activity, product, service, acquisition or disposition and approval can not be obtained on a timely basis, the Corporation could miss the opportunity and the particular benefits it presented.

The uncertainties inherent in the litigation process.  At any given time, the Corporation is subject to various pending and threatened legal actions and proceedings. The Corporation evaluates the risks of these actions and proceedings within the context of current judicial decisions and legislative and regulatory interpretations. A trier of fact, either a judge or jury, could decide a case contrary to the Corporation’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change existing law on a particular issue.

The effects of recent and any further terrorist acts and the results of the war on terrorism.  Terrorist acts could have a significant impact on economic activity and could cause the Corporation’s customers not to purchase, or delay purchasing, the Corporation’s products and services. In addition, the Corporation has in place business continuity and disaster recovery plans. Terrorists acts could, however, cause damage to the Corporation’s facilities or could cause delays or disruptions to its operations. The Corporation’s vendors and counterparties could be similarly affected.

The ability to achieve, and the value of, the revenue enhancements and expense savings anticipated by management.  If the Corporation were not able to achieve the revenue enhancements or expense savings in the amounts anticipated by management, revenues and expenses could each be adversely affected.

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

DATED: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Martin G. McGuinn	Director and Principal Executive Officer
Martin G. McGuinn

By:	/s/ Michael A. Bryson	Principal Financial Officer
Michael A. Bryson

By:	/s/ Michael K. Hughey	Principal Accounting Officer
Michael K. Hughey

Burton C. Borgelt; Carol R. Brown;

Jared L. Cohon; J. W. Connolly;

Steven G. Elliott; Ira J. Gumberg;

Edward J. McAniff; Robert Mehrabian;

Seward Prosser Mellon; Mark A. Nordenberg;

David S. Shapira; William E. Strickland Jr.;

Joab L. Thomas; and Wesley W. von Schack

Directors

By:	/s/ Carl Krasik	DATED: March 14, 2003
Carl Krasik Attorney-in-fact

CERTIFICATION

I, Martin G. McGuinn, certify that:

1.	I have reviewed this annual report on Form 10-K of Mellon Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Martin G. McGuinn
Name: Martin G. McGuinn Title: Chief Executive Officer

CERTIFICATION

I, Michael A. Bryson, certify that:

1.	I have reviewed this annual report on Form 10-K of Mellon Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Michael A. Bryson
Name: Michael A. Bryson Title: Chief Financial Officer

Index to Exhibits

Exhibit No.		Description	Method of Filing
3.1		Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2		By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1		Instruments defining the rights of securities holders.	See Exhibits 3.1 and 3.2 above.

4.2		Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

4.3		Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and JPMorgan Chase Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4	(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4	(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
4.5	(a)

Amended and Restated Trust Agreement, dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.

Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.5	(b)

Amended and Restated Trust Agreement, dated as of Dec. 20, 1996, of Mellon Capital II, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.

Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.6	(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.6	(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.7	(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.7	(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

10.1		Lease dated as of Feb. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1992, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.2		First Amendment to Lease Agreement dated as of Nov. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A.	Previously filed as Exhibit 10.1 to Registration Statement on Form S-15 (Registration No. 2-88266) and incorporated herein by reference.

10.3		Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc., as of July 16, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.4		Omnibus Side Letter dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.5		Amended and Restated Non-Compete Subsections dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.6	*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K (File No. l-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.

10.7	*	Mellon Financial Corporation Long-Term Profit Incentive Plan (1996), as amended, effective April 18, 2000.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2000, and incorporated herein by reference.

10.8	*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2001, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.9	*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.

10.10	*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.

10.11	*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.

10.12	*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.13	*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.14	*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.15	*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2001.	Previously filed as Exhibit 10.16 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.16	*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2001.	Previously filed as Exhibit 10.18 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.17	*	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2003.	Filed herewith.

10.18	*	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2003.	Filed herewith.

10.19	*	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2003.	Filed herewith.

10.20	*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Executive Management Group.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.21	*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Previously filed as Exhibit 10.20 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.22	**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.23	***	Mellon Financial Corporation 401(k) Retirement Savings Plan, as amended through July 1, 2002.	Filed herewith.

*	Management contract or compensatory plan arrangement.
**	Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. No executive officers or directors of the Corporation are permitted to participate in this plan.
***	Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. Executive officers of the Corporation are permitted to participate in this plan.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

11.1	Computation of Basic and Diluted Net Income Per Common Share.	Filed herewith as part of Exhibit 13.1 listed below.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

13.1

All portions of the Mellon Financial Corporation 2002 Financial Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.

Filed herewith.

21.1	Primary Subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of Independent Accountants.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

99.1	Certification of Chief Executive Officer.	Filed herewith.

99.2	Certification of Chief Financial Officer.	Filed herewith.

99.3	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Jan. 1, 2003.	Filed herewith.

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