Form 10-Q
period 2003-03-31
MELLON FINANCIAL CORP
filed 2003-05-05
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2003
Common Stock, $.50 par value	431,474,571

MELLON FINANCIAL CORPORATION

FIRST QUARTER 2003 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I—Financial Information

Financial Highlights	2

Financial Statements (Item 1):
Consolidated Income Statement	3
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders’ Equity	8

Notes to Financial Statements	9

Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (Items 2 and 3)	19

Controls and Procedures (Item 4)	62

Cautionary Statement	62

Part II—Other Information

Legal Proceedings (Item 1)	66

Changes in Securities and Use of Proceeds (Item 2)	66

Exhibits and Reports on Form 8-K (Item 6)	66

Signature	68

Certification of Chief Executive Officer	69

Certification of Chief Financial Officer	70

Corporate Information	71

Index to Exhibits	72

PART I—FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(dollar amounts in millions, except per share amounts or unless otherwise noted)
Financial results

Income from continuing operations before cumulative effect of accounting change	$167	$164	$211
Cumulative effect of accounting change, net of tax(a)	(7)	—	—

Income from continuing operations	$160	$164	$211
Discontinued operations	1	2	5

Net income	$161	$166	$216
Per common share—diluted:
Income from continuing operations before cumulative effect of accounting change	$.38	$.38	$.47
Cumulative effect of accounting change(a)	(.01)	—	—

Continuing operations	$.37	$.38	$.47
Discontinued operations	—	—	.01

Net income	$.37	$.38	$.48

Ratios—continuing operations

Return on equity(b)	19.8%	19.4%	24.8%
Return on assets(b)	1.92%	1.91%	2.64%

Fee revenue as a percentage of fee and net interest revenue (FTE)(c)	84%	86%	86%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)(c)	67%	69%	70%

Efficiency ratio(d)	75%	79%	70%

Average balances
Money market investments	$3,122	$2,784	$2,536
Trading account securities	814	800	689
Securities	11,740	10,508	9,464

Total money market investments and securities	15,676	14,092	12,689
Loans	8,212	9,217	9,079
Funds allocated to discontinued operations	—	—	474

Total interest-earning assets	23,888	23,309	22,242
Total assets	35,253	34,154	33,035
Deposits	21,376	20,693	17,504
Notes and debentures	4,428	4,284	4,040
Trust-preferred securities	1,009	1,006	973
Total shareholders’ equity	3,412	3,349	3,455

(a)	See page 10 for a discussion of the cumulative effect of a change in accounting principle in the first quarter of 2003.
(b)	Returns presented in table are before the cumulative effect of a change in accounting principle. Return on equity on a net income basis was 19.2%, 19.8% and 25.4% for the first quarter 2003, fourth quarter 2002 and first quarter 2002, respectively. Return on assets on a net income basis was 1.85%, 1.94% and 2.66% for the same quarterly periods, respectively.
(c)	See page 20 for the definition of fee revenue.
(d)	See page 30 for the definition of this ratio.

Note:	Throughout this report, all calculations are based on unrounded numbers. FTE denotes presentation on a fully taxable equivalent basis. Returns are annualized.

Item 1.—Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended
		March 31, 2003	Dec. 31, 2002	March 31, 2002
		(in millions, except per share amounts)
Noninterest revenue	Trust and investment fee revenue:
	Investment management	$318	$349	$370
	Human resources services	240	255	269
	Institutional trust and custody	109	115	117
	Securities lending revenue	15	16	19

	Total trust and investment fee revenue	682	735	775
	Cash management revenue	75	74	68
	Foreign exchange revenue	38	30	35
	Securities trading revenue	5	13	4
	Financing-related revenue	32	41	34
	Equity investment revenue	3	(21)	21
	Other	6	28	6

	Total fee and other revenue	841	900	943
	Gains on sales of securities	11	31	—

	Total noninterest revenue	852	931	943

Net interest revenue	Interest revenue	252	244	269
	Interest expense	96	98	113

	Net interest revenue	156	146	156
	Provision for credit losses	4	6	4

	Net interest revenue after provision for credit losses	152	140	152

Operating expense	Staff expense	453	491	476
	Professional, legal and other purchased services	92	107	83
	Net occupancy expense	64	60	63
	Equipment expense	54	62	56
	Business development	25	33	32
	Communications expense	27	27	28
	Amortization of intangible assets	5	5	3
	Other expense	38	53	31

	Total operating expense	758	838	772

Income	Income from continuing operations before income taxes and cumulative effect of accounting change	246	233	323
	Provision for income taxes	79	69	112

	Income from continuing operations before cumulative effect of accounting change	167	164	211
	Cumulative effect of accounting change, net of tax	(7)	—	—

	Income from continuing operations	160	164	211
	Discontinued operations:
	Income from operations after-tax	—	—	2
	Net gain on disposals after-tax	1	2	3

	Income from discontinued operations (net of applicable tax expense of $1, $2 and $3)	1	2	5

	Net income	$161	$166	$216

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended
		March 31, 2003	Dec. 31, 2002	March 31, 2002
Earnings per share	Basic:
	Income from continuing operations before cumulative effect of accounting change	$.39	$.38	$.48
	Cumulative effect of accounting change	(.02)	—	—

	Continuing operations	$.37	$.38	$.48
	Discontinued operations	—	—	$.01

	Net income	$.37	$.38	$.49

	Diluted:
	Income from continuing operations before cumulative effect of accounting change	$.38	$.38	$.47
	Cumulative effect of accounting change	(.01)	—	—

	Continuing operations	$.37	$.38	$.47
	Discontinued operations	—	—	$.01

	Net income	$.37	$.38	$.48

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

		March 31, 2003	Dec. 31, 2002	March 31, 2002(a)
		(dollar amounts in millions)
Assets	Cash and due from banks	$2,835	$2,728	$2,734
	Interest-bearing deposits with banks	2,028	1,770	1,680
	Federal funds sold and securities under resale agreements	482	2,229	567
	Other money market investments	104	161	114
	Trading account securities	841	792	614
	Securities available for sale	12,326	11,054	9,139
	Investment securities (approximate fair value of $486, $548, and $714)	466	527	696
	Loans, net of unearned discount of $35, $37 and $40	7,818	8,438	9,558
	Reserve for loan losses	(114)	(127)	(106)

	Net loans	7,704	8,311	9,452
	Premises and equipment	700	704	708
	Goodwill	2,064	2,065	1,904
	Other intangibles	110	114	105
	Assets of discontinued operations	—	—	497
	Other assets	5,820	5,776	4,560

	Total assets	$35,480	$36,231	$32,770

Liabilities	Noninterest-bearing deposits in domestic offices	$9,340	$11,074	$7,563
	Interest-bearing deposits in domestic offices	8,202	7,709	7,236
	Interest-bearing deposits in foreign offices	4,098	3,874	3,879

	Total deposits	21,640	22,657	18,678
	Federal funds purchased and securities under repurchase agreements	1,009	733	2,080
	Other funds borrowed	606	613	518
	U.S. Treasury tax and loan demand notes	183	6	534
	Term federal funds purchased	199	208	135
	Commercial paper	10	9	126
	Reserve for unfunded commitments	64	52	32
	Other liabilities	2,871	3,017	1,848
	Notes and debentures (with original maturities over one year)	4,327	4,493	4,009
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	1,048	1,048	985
	Liabilities of discontinued operations	—	—	416

	Total liabilities	31,957	32,836	29,361

Shareholders’ equity	Common stock—$.50 par value Authorized—800,000,000 shares Issued—588,661,920 shares	294	294	294
	Additional paid-in capital	1,887	1,886	1,875
	Retained earnings	5,601	5,514	5,230
	Accumulated unrealized gain, net of tax	60	41	10
	Treasury stock of 157,187,349; 157,880,343; and 147,638,988 shares, at cost	(4,319)	(4,340)	(4,000)

	Total shareholders’ equity	3,523	3,395	3,409

	Total liabilities and shareholders’ equity	$35,480	$36,231	$32,770

(a)	In the second quarter of 2002, the Corporation began to record the reserve for unfunded commitments as a liability. Previously any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended March 31,
		2003	2002
		(in millions)
Cash flows from operating activities	Net income	$161	$216
	Income from discontinued operations	1	5

	Net income from continuing operations	160	211
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Cumulative effect of accounting change	7	—
	Amortization of intangible assets	5	3
	Depreciation and other amortization	35	34
	Deferred income tax expense (benefit)	—	(123)
	Provision for credit losses	4	4
	Net gains on sales of securities	(11)	—
	Pension credit	(7)	(24)
	Net gains on dispositions of acquired property	—	(1)
	Net decrease in accrued interest receivable	1	7
	Net (increase) decrease in trading account securities	(46)	28
	Net decrease in accrued interest payable, net of amounts prepaid	(25)	(16)
	Net decrease in incentives and bonuses payable	(158)	(150)
	Net increase (decrease) from other operating activities	41	(438)

	Net cash provided by (used in) continuing operations	6	(465)
	Net effect of discontinued operations	—	(501)

	Net cash provided by (used in) operating activities	6	(966)

Cash flows from investing activities	Net (increase) decrease in term deposits and other money market investments	(201)	2,471
	Net decrease in federal funds sold and securities under resale agreements	1,747	359
	Purchases of securities available for sale	(4,781)	(2,848)
	Proceeds from sales of securities available for sale	506	912
	Proceeds from maturities of securities available for sale	3,040	1,553
	Proceeds from maturities of investment securities	60	71
	Net principal repayments (advances) of loans to customers	342	(1,129)
	Loan portfolio purchases	—	(21)
	Proceeds from the sales and securitizations of loan portfolios	266	119
	Purchases of premises and equipment	(31)	(111)
	Net cash disbursed in purchase of Unifi Network	—	(285)
	Net decrease from other investing activities	(42)	(76)

	Net cash provided by investing activities	906	1,015

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended March 31,
		2003	2002
		(in millions)
Cash flows from financing activities	Net decrease in deposits	(1,017)	(2,037)
	Net increase in federal funds purchased and securities under repurchase agreements	276	1,255
	Net increase in other funds borrowed	170	386
	Net (decrease) increase in term federal funds purchased	(9)	88
	Net increase in commercial paper	1	118
	Repayments of longer-term debt	(151)	—
	Dividends paid on common stock	(56)	(53)
	Proceeds from issuance of common stock	10	17
	Repurchase of common stock	(28)	(264)

	Net cash used in financing activities	(804)	(490)
	Effect of foreign currency exchange rates	(1)	(2)

Change in cash and due from banks	Net increase (decrease) in cash and due from banks	107	(443)
	Cash and due from banks at beginning of period	2,728	3,177

	Cash and due from banks at end of period	$2,835	$2,734

Supplemental disclosures	Interest paid	$121	$129
	Net income taxes (refund) paid(a)	(1)	612

(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended March 31, 2003
	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
	(in millions)
Balance at Dec 31, 2002	$294	$1,886	$5,514	$41	$(4,340)	$3,395
Comprehensive results:
Net income	—	—	161	—	—	161
Other comprehensive results, net of tax	—	—	—	19	—	19

Total comprehensive results	—	—	161	19	—	180
Dividends on common stock at $.13 per share	—	—	(56)	—	—	(56)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	(1)	—	3	2
Exercise of stock options	—	1	(2)	—	4	3
Repurchase of common stock	—	—	—	—	(28)	(28)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	6	5
Other	—	—	(14)	—	36	22

Balance at March 31, 2003	$294	$1,887	$5,601	$60	$(4,319)	$3,523

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended March 31, 2002
	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
	(in millions)
Balance at Dec. 31, 2001	$294	$1,870	$5,087	$30	$(3,799)	$3,482
Comprehensive results:
Net income	—	—	216	—	—	216
Other comprehensive results, net of tax	—	—	—	(20)	—	(20)

Total comprehensive results	—	—	216	(20)	—	196
Dividends on common stock at $.12 per share	—	—	(53)	—	—	(53)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Exercise of stock options	—	5	(12)	—	21	14
Repurchase of common stock	—	—	—	—	(264)	(264)
Common stock issued under the Employee Stock Purchase Plan	—	—	(2)	—	7	5
Other	—	—	(6)	—	32	26

Balance at March 31, 2002	$294	$1,875	$5,230	$10	$(4,000)	$3,409

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation’s 2002 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Note 2—Adoption of new accounting standards

Stock option expense—first quarter 2003

At March 31, 2003, the company has several stock-based employee compensation plans, which are described in Note 24 in the Corporation’s 2002 Financial Annual Report. Prior to 2003, the Corporation accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective Jan. 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the first quarter of 2003, options totaling 521,707 shares were granted with a weighted-average fair value of $6.35 per share. Stock option expense recorded in the first quarter of 2003 was determined by using the Black-Scholes option pricing model and totaled less than $1 million after-tax.

Pro forma cost of stock options

As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to all unvested awards in each period. Awards under the Corporation’s plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all unvested awards granted in prior periods.

Pro forma income from continuing operations

	Quarter ended
	March 31, 2003(a)	Dec. 31, 2002	March 31, 2002
	(dollar amount in millions)
Income, as reported	$167	$164	$211
Add: Stock-based employee compensation expense included in reported net income, net of tax(b)	4	4	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all unvested awards, net of tax(b)	(13)	(14)	(13)

Pro forma income	$158	$154	$202

Earnings per share:
Basic—as reported	$.39	$.38	$.48
Basic—pro forma	$.37	$.35	$.45

Diluted—as reported	$.38	$.38	$.47
Diluted—pro forma	$.36	$.35	$.45

(a)	Results as reported, before the cumulative effect of a change in accounting principle.
(b)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $4 million, $4 million and $4 million for the first quarter of 2003, fourth quarter of 2002, and first quarter of 2002, respectively. In addition, stock option expense recorded in the first quarter of 2003 totaled less than $1 million after-tax.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—Adoption of new accounting standards (continued)

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options or Employee Stock Purchase Plan (ESPP) shares. The fair value of each stock option granted in 2003 and 2002 and ESPP share in 2002 was estimated on the date of the grant using the following weighted-average assumptions for 2003 and 2002, respectively: (1) expected dividend yields of 2.3% and 1.7%; (2) risk-free interest rates of 3.1% and 3.4%; (3) expected volatility of 30% and 33%; and (4) expected lives of options of 5.5 years and 5.7 years.

Cumulative effect of a change in accounting principle

On Jan. 1, 2003, the Corporation adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset and for certain lease transaction obligations at the time the liability is incurred by capitalizing the cost and depreciating it over the remaining useful life of that asset. The initial application of SFAS No. 143 is reported as a cumulative effect of a change in accounting principle in the income statement. The Corporation recognized a one-time after-tax charge of $7 million, or $.01 per share (pre-tax cost of $11 million), in the first quarter of 2003, for the establishment of a liability for obligations to restore leased facilities, principally outside the U.S., to their original condition at the end of the leases. The pro forma effect on prior periods of the adoption of this statement would not have been material to either the income statement or balance sheet.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. At March 31, 2003, the Corporation recorded a liability of less than $1 million related to letters of credit issued or modified in the first quarter of 2003. For details of guarantees, see “Other guarantees and indemnities” in the table on page 45, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 45 and 46 as well as the TRFCO discussion on page 48. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—Contingent and deferred consideration related to acquisitions

The Corporation completed one acquisition during the first quarter of 2003 with total initial cash consideration of $2 million. The Corporation records contingent purchase payments when amounts are resolved and become issuable. At March 31, 2003, the Corporation is potentially obligated to pay contingent additional consideration of a minimum expected amount of approximately $25 million to a maximum expected amount of approximately $65 million for all acquisitions, over the next four years, depending on the performance of the acquired companies. None of the contingent additional consideration was recorded as goodwill at March 31, 2003. In addition, the Corporation is obligated to pay deferred consideration in four equal annual installments of $12.5 million beginning in the third quarter of 2003 for a total of $50 million, for the Standish Mellon acquisition. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002. The Corporation did not make any payments in the first quarter of 2003 for contingent consideration related to acquisitions made in prior years.

Note 4—Discontinued operations

As a result of several disposition transactions discussed below, and consistent with the announced strategy, the Corporation exited all lines of business serving two defined major classes of customers—retail consumer and small business/middle market customers. The financial results of these businesses are reported as discontinued operations. Following the dispositions, the Corporation’s remaining lines of business serve two defined major classes of customers—high net worth individuals/families and large institutional customers.

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

In accordance with generally accepted accounting principles (GAAP), earnings, assets and liabilities of the discontinued businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented, where applicable. All information in this Quarterly Report on Form 10-Q reflects continuing operations, before the cumulative effect of a change in accounting principle, unless otherwise noted. During the third quarter of 2002, the Corporation completed the conversion of customer deposit accounts and loans to Citizens. The Corporation had been administering these accounts under a transitional service agreement until Citizens was able to convert these accounts to its systems. This was the final step of a transition process that began following the December 2001 sale. There were no remaining assets or liabilities of discontinued operations at March 31, 2003, and Dec. 31, 2002.

After-tax gains of $1 million were recorded in the first quarter of 2003, $2 million in the fourth quarter of 2002, and $3 million in the first quarter of 2002, primarily resulting from the resolution of sale-related issues that were uncertain at the time of disposition and favorable customer retention.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4—Discontinued operations (continued)

Income from discontinued operations

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Income from operations (net of applicable tax expense of $-, $- and $1)(a)	$—	$—	$2
Net gain on disposals (net of applicable tax expense of $1, $2 and $2)	1	2	3

Income from discontinued operations after-tax	$1	$2	$5

(a)	Revenue from discontinued operations totaled $- million, $- million and $29 million in the first quarter of 2003, the fourth quarter of 2002 and the first quarter of 2002, respectively.

Discontinued operations assets and liabilities

	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Cash and due from banks	$—	$—	$62
Loans	—	—	351
Other assets	—	—	84

Total assets	$—	$—	$497

Total deposits and other liabilities	$—	$—	$416

There were no derivatives used for risk management purposes for discontinued operations at March 31, 2003, Dec. 31, 2002, and March 31, 2002.

Note 5—Securities

Securities available for sale

	March 31, 2003				Dec. 31, 2002
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. Treasury	$283	$—	$—	$283	$270	$—	$—	$270
U.S. agency mortgage-backed	10,558	186	5	10,739	8,487	164	8	8,643
Other U.S. agency	5	1	—	6	176	1	—	177

Total U.S. Treasury and agency securities	10,846	187	5	11,028	8,933	165	8	9,090
Obligations of states and political subdivisions	483	12	—	495	484	14	—	498
Other securities:
Bonds, notes and preferred stock	159	1	—	160	182	—	—	182
Other mortgage backed	618	8	—	626	1,245	19	—	1,264
Other	19	—	2	17	21	—	1	20

Total other securities	796	9	2	803	1,448	19	1	1,466

Total securities available for sale	$12,125	$208	$7	$12,326	$10,865	$198	$9	$11,054

Note: Gross realized gains on the sale of securities available for sale were $11 million in the first three months of 2003. There were no gross realized losses in the first three months of 2003. Gross realized gains were $59 million, and gross realized losses were less than $1 million, on sales of securities available for sale in the full-year 2002. At March 31, 2003, and Dec. 31, 2002, there were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5—Securities (continued)

Investment securities (held to maturity)

	March 31, 2003				Dec. 31, 2002
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. agency mortgage-backed	$396	$20	$—	$416	$455	$21	$—	$476
Obligations of states and political subdivisions	25	—	—	25	25	—	—	25
Other securities:
Stock of Federal Reserve Bank	43	—	—	43	45	—	—	45
Other mortgage backed	2	—	—	2	2	—	—	2

Total other securities	45	—	—	45	47	—	—	47

Total investment securities	$466	$20	$—	$486	$527	$21	$—	$548

Note 6—Goodwill and intangible assets

Acquired intangible assets

Intangible assets—subject to amortization

	March 31, 2003		Dec. 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Customer base	$47	$(8)	$47	$(6)
Technology based	45	(6)	45	(5)
Premium on deposits	35	(21)	35	(19)
Other	10	(2)	9	(2)

Total	$137	$(37)	$136	$(32)

Intangible assets—not subject to amortization

	March 31, 2003	Dec. 31, 2002
	Gross Carrying Amount	Gross Carrying Amount
	(in millions)
Investment management contractual relationships	$10	$10

During the first quarter of 2003, the gross carrying amount of intangible assets subject to amortization increased by $1 million with a remaining weighted-average amortization period of 7 years. Intangible assets are amortized over their estimated useful lives. Amortization expense totaled $5 million, $5 million and $3 million, in the first quarter of 2003, fourth quarter of 2002, and the first quarter of 2002, respectively. Based upon the current level of intangible assets, the annual amortization expense for the years 2003 through 2008 is expected to be approximately $18 million, $17 million, $13 million, $13 million, $13 million and $10 million, respectively. The after-tax impact of the annual amortization expense for the years 2003 through 2008 is expected to be approximately $15 million, $14 million, $11 million, $11 million, $11 million and $8 million, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and intangible assets (continued)

Goodwill

The following table shows the changes to goodwill, by core business sector, for the quarter ended March 31, 2003. No charges for goodwill impairment were recognized in the first three months of 2003.

Goodwill

	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Human Resources Services	Treasury Services	Total
	(in millions)
Balance at Dec. 31, 2002	$620	$241	$325	$275	$412	$192	$2,065
Acquired goodwill	—	—	—	—	—	—	—
Purchase price adjustments/other	(1)	1	—	—	(1)	—	(1)

Balance at March 31, 2003	$619	$242	$325	$275	$411	$192	$2,064

Note 7—Other assets

Other assets totaled $5.820 billion, $5.776 billion and $4.560 billion at March 31, 2003, Dec. 31, 2002, and March 31, 2002, respectively. Included in other assets are: $1.567 billion, $1.535 billion and $1.486 billion, respectively, of corporate owned life insurance; $635 million, $605 million and $622 million, respectively, of equity investments; $289 million, $291 million and $245 million, respectively, of equity in joint ventures and other investments; and $963 million, $951 million and $852 million, respectively of prepaid pension assets. Receivables related to foreign exchange and derivatives instruments recorded in accordance with FIN No. 39 totaled $1.4 billion, $1.4 billion and $466 million, respectively, in such periods. In addition, other assets include accounts, fees and interest receivable, other prepaid expenses and miscellaneous other assets. The majority of the $289 million of investments in joint ventures and other investments at March 31, 2003, relates to operating joint ventures and other investments including ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, Prime Advisors, Inc., and various Buck Consultants, Inc. joint ventures.

Note 8—Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at March 31, 2003, Dec. 31, 2002, or March 31, 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 9—Foreign exchange revenue and securities trading revenue

The results of the Corporation’s foreign exchange revenue and securities trading revenue are presented, by class of financial instrument, in the following table. Trading revenue is presented on the income statement as two separate items in noninterest revenue: foreign exchange revenue and securities trading revenue.

Foreign exchange revenue and securities trading revenue

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Foreign exchange contracts	$38	$30	$35
Debt instruments	3	8	—
Interest rate contracts	2	5	4

Total foreign exchange revenue and securities trading revenue(a)	$43	$43	$39

(a)	The Corporation recorded an unrealized loss of $8 million at March 31, 2003, $8 million at Dec. 31, 2002, and $5 million at March 31, 2002, related to securities held in the trading portfolio.

Note 10—Net interest revenue

Net interest revenue

		Quarter ended
		March 31, 2003	Dec. 31, 2002	March 31, 2002
		(in millions)
Interest revenue	Interest and fees on loans (loan fees of $8, $10 and $10)	$84	$102	$109
	Interest-bearing deposits with banks	14	14	16
	Federal funds sold and securities under resale agreements	3	3	2
	Other money market investments	1	1	1
	Trading account securities	8	2	2
	Securities—nontaxable	8	7	6
	Securities—taxable	134	115	133

	Total interest revenue	252	244	269

Interest expense	Deposits in domestic offices	21	24	27
	Deposits in foreign offices	13	14	16
	Federal funds purchased and securities under repurchase agreements	2	4	9
	Other short-term borrowings	11	5	7
	Notes and debentures	29	31	34
	Trust-preferred securities	20	20	20

	Total interest expense	96	98	113

	Net interest revenue	$156	$146	$156

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11—Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision-makers have been aggregated into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. Asset Servicing includes institutional trust and custody and related services, such as foreign exchange and derivative products, securities lending, cash management, backoffice outsourcing, performance measurement, risk management and compliance monitoring provided in subcustodian relationships, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration and web-based investment management software. Human Resources (HR) Services consists primarily of Buck Consultants, Mellon HR Solutions and Mellon Investor Services. The HR Services sector provides human resources consulting, outsourcing and administrative services that leverage technology to support client HR administration and employee benefit plan administration, as well as investor services such as shareholder and securities transfer services. Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance, securities underwriting and trading and the activities of Mellon 1st Business Bank in California.

For details of business sectors, see the table, through “Average Tier I preferred equity,” and paragraph on pages 32 and 33 and the first paragraph on page 34, as well as the Other Activity table and the first four paragraphs on pages 41 and 42. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 12—Earnings per share(a)

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(dollar amounts in millions, except per share amounts; shares in thousands)
Basic earnings per share
Average shares outstanding	431,431	430,918	443,882

Income from continuing operations before cumulative effect of accounting change	$167	$164	$211
Cumulative effect of accounting change	$(7)	$—	$—

Income from continuing operations	$160	$164	$211

Basic earnings per share from continuing operations before cumulative effect of accounting change	$.39	$.38	$.48
Cumulative effect of accounting change per share	$(.02)	$—	$—

Basic earnings per share from continuing operations	$.37	$.38	$.48

Income from discontinued operations	$1	$2	$5
Basic earnings per share from discontinued operations	$—	$—	$.01

Net income	$161	$166	$216
Basic earnings per share	$.37	$.38	$.49

Diluted earnings per share

Average shares outstanding	431,431	430,918	443,882
Common stock equivalents—stock options	1,671	2,376	3,741

Total	433,102	433,294	447,623

Income from continuing operations before cumulative effect of accounting change	$167	$164	$211
Cumulative effect of accounting change	$(7)	$—	$—

Income from continuing operations	$160	$164	$211

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$.38	$.38	$.47
Cumulative effect of accounting change per share	$(.01)	$—	$—

Diluted earnings per share from continuing operations	$.37	$.38	$.47

Income from discontinued operations	$1	$2	$5
Diluted earnings per share from discontinued operations	$—	$—	$.01

Net income	$161	$166	$216
Diluted earnings per share	$.37	$.38	$.48

(a)	Calculated based on unrounded numbers.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 13—Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Foreign currency translation adjustment, net of tax
Beginning balance	$(52)	$(58)	$(44)
Period change	6	6	(1)

Ending balance	$(46)	$(52)	$(45)

Minimum pension liability, net of tax
Beginning balance	$(21)	$—	$—
Period change	—	(21)	—

Ending balance	$(21)	$(21)	$—

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$121	$148	$86
Period change	9	(27)	(27)

Ending balance	$130	$121	$59

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$(7)	$(11)	$(12)
Period change	4	4	8

Ending balance	$(3)	$(7)	$(4)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$41	$79	$30
Period change	19	(38)	(20)

Ending balance	$60	$41	$10

Note 14—Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions

	Quarter ended March 31,
	2003	2002
	(in millions)
Unifi Network acquisition:
Fair value of noncash assets acquired	$—	$310
Liabilities assumed	—	(25)

Net cash disbursed	$—	$285

NOTES TO FINANCIAL STATEMENTS (continued)

Note 15—Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Items 2. and 3.—Management’s Discussion and Analysis of Financial Condition  and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk

Summary of financial results

First quarter of 2003 compared with the fourth quarter of 2002 and the first quarter of 2002

Consolidated net income in the first quarter of 2003 totaled $161 million, or $.37 per share, and included a charge for the cumulative effect of a change in accounting principle of $7 million after-tax, or $.01 per share. This charge is discussed further on page 10. In the fourth quarter of 2002, net income totaled $166 million, or $.38 per share and in the first quarter of 2002 totaled $216 million, or $.48 per share.

First quarter 2003 income from continuing operations, before the cumulative effect of a change in accounting principle, totaled $167 million, or $.38 per share. This compares with $164 million, or $.38 per share in the fourth quarter of 2002, and $211 million, or $.47 per share in the first quarter of 2002. Continuing operations, before the cumulative effect of a change in accounting principle, returned 19.8% on equity in the first quarter of 2003, compared with 19.4% in the fourth quarter of 2002, and 24.8% in the first quarter of 2002.

In April 2003, the Corporation increased its quarterly common stock dividend by 8% to $.14 per common share. This cash dividend is payable on Thursday, May 15, 2003, to shareholders of record at the close of business on Wednesday, April 30, 2003.

Discontinued operations

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, before the cumulative effect of a change in accounting principle, unless otherwise noted. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

Critical accounting policies

Note 1 of the Corporation’s 2002 Financial Annual Report includes a summary of the Corporation’s significant accounting policies. Certain of these policies are considered to be critical to the presentation of the Corporation’s financial condition, since they require management to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. These policies, which were discussed with the Audit Committee of the Board of Directors, include accounting policies related to establishing the reserve for credit exposure, valuing venture capital investments and accounting for pensions. For a discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 54 and 55 of the 2002 Financial Annual Report. For a discussion of the Corporation’s

Critical accounting policies (continued)

accounting policies relating to valuing venture capital investments, see pages 33, 34 and 70 of the 2002 Financial Annual Report. For a discussion of the net periodic benefit credit for pensions and its sensitivity to changes in assumptions, see page 17 of the 2002 Financial Annual Report. For a discussion of the accounting policies relating to pensions, see pages 99 and 100 of the 2002 Financial Annual Report.

Noninterest revenue

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(dollar amounts in millions, unless otherwise noted)
Trust and investment fee revenue:
Investment management	$318	$349	$370
Human resources services(a)	240	255	269
Institutional trust and custody	109	115	117
Securities lending revenue	15	16	19

Total trust and investment fee revenue	682	735	775
Cash management revenue	75	74	68
Foreign exchange revenue	38	30	35
Securities trading revenue	5	13	4
Financing-related revenue	32	41	34
Equity investment revenue	3	(21)	21
Other	6	28	6

Total fee and other revenue	841	900	943
Gains on sales of securities	11	31	—

Total noninterest revenue	$852	$931	$943

Fee revenue as a percentage of fee and net interest revenue (FTE)	84%	86%	86%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)	67%	69%	70%
Market value of assets under management at period end (in billions)	$566	$581	$610
Market value of assets under administration or custody at period end (in billions)	$2,300	$2,276	$2,324
S&P 500 Index at period end	848	880	1,147

(a)	Amounts do not necessarily agree with those presented in Business Sectors on page 32, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent basis.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities. FTE denotes presentation on a fully taxable equivalent basis.

Noninterest revenue (continued)

Fee revenue

Fee revenue of $841 million in the first quarter of 2003 decreased $59 million, or 7% (unannualized), from the fourth quarter of 2002, primarily due to a 7% (unannualized) decrease in trust and investment fee revenue as well as lower financing related revenue, partially offset by an increase in equity investment revenue and foreign exchange revenue. As discussed further under the applicable fee categories below and on the following pages, the 7% decrease in trust and investment fee revenue was principally due to lower performance fees, a decrease in the market value of assets under management, lower benefit plan administration revenue and the Dec. 31, 2002, formation of the global custody joint venture ABN AMRO Mellon Global Securities Services B.V. A portion of the Corporation’s global custody operations are now a part of this joint venture, which resulted in an $11 million reduction in fee revenue in the first quarter of 2003 compared with the fourth quarter of 2002.

Fee revenue decreased $102 million, or 11%, in the first quarter of 2003 from $943 million in the first quarter of 2002 primarily due to lower trust and investment fee revenue and equity investment revenue. Trust and investment fee revenue decreased $93 million, or 12%, in the first quarter of 2003 from $775 million in the first quarter of 2002 primarily due to the same factors discussed in the comparison to the fourth quarter of 2002.

Investment management fee revenue

Investment management fee revenue decreased $31 million, or 9% in the first quarter of 2003 compared with the fourth quarter 2002, and $52 million, or 14%, compared with the first quarter of 2002 primarily due to a lower level of performance fees and lower mutual fund management fees. Of the $31 million decrease in investment management fees from the fourth quarter of 2002, $20 million is from lower performance fees, approximately $5 million is the estimated impact of market depreciation on equity assets under management using the S&P 500 Index/sensitivity noted below, and the actual change in the S&P 500 Index, and the remaining decrease is primarily from lower levels of other assets under management and the impact of two less days. Of the $52 million decrease from the first quarter of 2002, $17 million is from lower performance fees, and the remaining decrease is primarily the estimated impact of market depreciation on equity assets under management estimated using the following S&P 500 Index/sensitivity and the actual change in the index shown below.

The Corporation estimates that a sustained (one year) 100 point change in the S&P 500 Index, when applied to the Corporation’s mix of assets under management, would result in a change of approximately $45 million to $60 million annually in investment management fees.

Market index

	Index change at March 31, 2003 compared with		% change at March 31, 2003 compared with
	Dec. 31, 2002	March 31, 2002	Dec. 31, 2002	March 31, 2002
S&P 500 Index	(32)	(299)	(3.6)%	(26.1)%

Performance fees are earned by investment managers as the investment performance of their products exceeds various benchmarks, and are primarily recorded in the fourth and first quarters each year. Performance fees, which totaled less than $1 million in the first quarter of 2003, $20 million in the fourth quarter of 2002 and $17 million in the first quarter of 2002, are included in institutional investment management fees. Mutual fund management fees are based upon the daily average net assets of each fund.

Noninterest revenue (continued)

The average level of mutual fund assets were lower in the first quarter of 2003 compared with both the fourth and first quarters of 2002. As shown in the table below, fees from proprietary equity mutual funds decreased $4 million and fees from proprietary money market funds decreased $4 million in the first quarter of 2003 compared with the fourth quarter of 2002, and $19 million and $3 million, respectively, compared with the first quarter of 2002. The average net assets of proprietary mutual funds managed in the first quarter of 2003 were $181 billion, down $7 billion, or 4%, from $188 billion in the fourth quarter of 2002 and down $14 billion, or 7%, from $195 billion in the first quarter of 2002. Proprietary equity funds averaged $34 billion in the first quarter of 2003, a decrease of $2 billion, or 5%, compared with $36 billion in the fourth quarter of 2002, and a decrease of $13 billion, or 27%, compared with $47 billion in the first quarter of 2002.

During the first quarter of 2003, fourth quarter of 2002, and first quarter of 2002, respectively, the Corporation generated, on an annualized basis, 60 to 61 basis points on average proprietary equity mutual funds; 24 to 25 basis points on average proprietary money market funds; and 54 to 55 basis points on average proprietary bond and fixed income funds. In the first quarter of 2003, total average proprietary managed mutual funds generated 36 basis points, on an annualized basis, compared with 35 basis points in the fourth quarter of 2002, and 38 basis points in the first quarter of 2002.

Investment management fee revenue

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Managed mutual funds(a):
Equity funds	$51	$55	$70
Money market funds	73	77	76
Bond and fixed-income funds	35	35	35
Nonproprietary	9	13	8

Total managed mutual funds	168	180	189
Institutional	73	92	99
Private clients	77	77	82

Total investment management fee revenue	$318	$349	$370

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $10 million, $11 million and $10 million at March 31, 2003; Dec. 31, 2002; and March 31, 2002, respectively.

Investment management fees are dependent on the level and mix of assets under management. The tables on the following page show the composition of assets under management for each period as well as the factors impacting the changes in the first quarter of 2003 from the first quarter of 2002. As shown in the following table, the market value of assets under management was $566 billion at March 31, 2003, a $15 billion, or 3% (unannualized), decrease from $581 billion at Dec. 31, 2002, and a $44 billion, or 7%, decrease from $610 billion at March 31, 2002. The $566 billion of assets managed were comprised as follows: 30% equities; 22% fixed income; 31% money market; 8% overlay and global fixed-income products; and 9% securities lending cash collateral.

Noninterest revenue (continued)

Market value of assets under management at period end

	March 31, 2003		Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(in billions)
Mutual funds managed:
Equity funds	$33		$36	$34	$43	$48
Money market funds	115		126	125	123	121
Bond and fixed-income funds	27		27	27	26	26
Nonproprietary	18	(a)	18	17	21	24

Total mutual funds managed	193		207	203	213	219
Institutional(b)	326	(a)	326	313	326	339
Private clients	47		48	46	49	52

Total market value of assets under management	$566		$581	$562	$588	$610
S&P 500 Index at period end	848		880	815	990	1,147

(a)	At March 31, 2003, the combined market values of $18 billion of nonproprietary mutual funds and $326 billion of institutional assets managed, by asset type, were as follows: $88 billion equities, $22 billion balanced, $80 billion fixed income, $109 billion money market, (which includes securities lending assets of $52 billion); and $45 billion in overlay and global fixed-income products, for a total of $344 billion.
(b)	Includes assets managed at Pareto Partners of $30 billion at March 31, 2003, $32 billion at Dec. 31, 2002, $32 billion at Sept. 30, 2002, $35 billion at June 30, 2002, and $34 billion at March 31, 2002. The Corporation has a 30% equity interest in Pareto Partners, which is accounted for under the equity method of accounting.

Changes in market value of assets under management for first quarter 2003—by Business Sector

	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing(a)	Total
	(in billions)
Market value of assets under management at Dec. 31, 2002	$317	$181	$42	$41	$581
Net inflows (outflows):
Long-term	1	—	—	—	1
Money market	(2)	(11)	—	7	(6)

Total net inflows (outflows)	(1)	(11)	—	7	(5)
Net market appreciation (depreciation)	(7)	(1)	(2)	—	(10)
Acquisitions/transfers	3	—	—	(3)	—

Market value of assets under management at March 31, 2003	$312	$169	$40	$45	$566

(a)	Represents securities lending assets. Revenue earned on these assets is reported in Securities lending revenue on the income statement.

Noninterest revenue (continued)

Changes in market value of assets under management from March 31, 2002 to March 31, 2003

	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing(a)	Total
	(in billions)
Market value of assets under management at March 31, 2002	$331	$187	$47	$45	$610
Net inflows (outflows):
Long-term	5	1	1	—	7
Money market	1	(8)	—	3	(4)

Total net inflows (outflows)	6	(7)	1	3	3
Net market appreciation (depreciation)	(29)	(12)	(9)	—	(50)
Acquisitions/transfers	4	1	1	(3)	3

Market value of assets under management at March 31, 2003	$312	$169	$40	$45	$566

(a)	Represents securities lending assets. Revenue earned on these assets is reported in Securities lending revenue on the income statement.

Institutional trust and custody revenue

Institutional trust and custody fees are dependent on a number of factors including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided to the customers such as performance analytics. Institutional trust and custody revenue of $109 million for the first quarter of 2003 decreased $6 million, or 4%, compared with the fourth quarter of 2002, and $8 million, or 6%, compared with the first quarter of 2002. These decreases were principally due to the formation of the ABN AMRO Mellon global custody joint venture on Dec. 31, 2002. Excluding the impact of the new joint venture, institutional trust and custody fees increased approximately 3% (unannualized) compared with the fourth quarter of 2002, reflecting the impact of net new business, and were essentially flat compared with the first quarter of 2002 as the impact of net new business was offset by the effect of market depreciation.

As shown in the following table, assets under administration or custody totaled $2.300 trillion at March 31, 2003, an increase of $24 billion compared with $2.276 trillion at Dec. 31, 2002. The increase resulted from $27 billion of net new business conversions and the positive effect of foreign exchange rates, partially offset by market depreciation.

Noninterest revenue (continued)

Market value of assets under administration or custody at period end

	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(in billions)
Market value of assets under administration or custody(a)(b)	$2,300	$2,276	$2,209	$2,213	$2,324

S&P 500 Index at period end	848	880	815	990	1,147

(a)	Includes $327 billion of assets at March 31, 2003; $322 billion at Dec. 31, 2002; $315 billion at Sept. 30, 2002; $326 billion at June 30, 2002; and $304 billion at March 31, 2002, administered by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce. The market rate at the close of business was $.6790, $.6339, $.6301, $.6584 and $.6272 at March 31, 2003, Dec. 31, 2002, Sept. 30, 2002, June 30, 2002, and March 31, 2002, respectively, for one Canadian dollar.
(b)	Assets administered by the Corporation under ABN AMRO Mellon Global Securities Services B.V., a joint venture of the Corporation and ABN AMRO, included in the table above, were $218 billion at March 31, 2003, and $221 billion at Dec. 31, 2002. Assets administered by the Corporation under ABN AMRO Mellon, a previous strategic alliance of the Corporation and ABN AMRO, included in the table above, were $157 billion at Sept. 30, 2002; $166 billion at June 30, 2002; and $139 billion at March 31, 2002. The market rate at the close of business was $1.0911, $1.0462, $.9884, $.9866 and $.8724 at March 31, 2003, Dec. 31, 2002, Sept. 30, 2002, June 30, 2002, and March 31, 2002, respectively, for €1.

Securities lending revenue

Securities lending revenue totaled $15 million in the first quarter of 2003, compared with $16 million in the fourth quarter of 2002 and $19 million in the first quarter of 2002, as the effect of relatively stable volumes was offset by narrower margins. The average level of securities on loan totaled $55 billion in the first quarter of 2003 compared with $55 billion and $56 billion in the fourth and first quarters of 2002, respectively.

Human resources services fee revenue

Human resources services fee revenue reflects revenue generated by Buck Consultants, Mellon HR Solutions and Mellon Investor Services, and totaled $240 million in the first quarter of 2003, a decrease of $15 million, or 6% (unannualized), from the fourth quarter of 2002, and $29 million, or 11%, from the first quarter of 2002. Buck Consultants fee revenue increased 5% compared with the fourth quarter of 2002 due to the seasonality of services and increased project work, but decreased 13% compared with the first quarter of 2002, due principally to a slowdown in discretionary spending by large corporate customers since the first half of 2002. Mellon HR Solutions fee revenue decreased 13% and 17% from the fourth and first quarters of 2002, respectively. These decreases reflected the loss of revenues from former Unifi Network customers that had indicated their decision to terminate business prior to the closing of the acquisition in 2002, continued weakness in discretionary project spending by large corporate customers as well as lower volumes due to fewer clients and benefit plan participants. Mellon Investor Services fee revenue decreased 12% compared to the fourth quarter of 2002, reflecting seasonality, and was essentially flat compared with the first quarter of 2002.

Cash management revenue

Cash management fee revenue of $75 million in the first quarter of 2003 increased $1 million, or 1% (unannualized), compared with the fourth quarter of 2002, and increased $7 million, or 10%, compared with the first quarter of 2002. These increases primarily resulted from higher volumes of electronic services. Fee revenue also increased due to the declining interest rate environment which resulted in lower compensating

Noninterest revenue (continued)

balance earnings for those customers maintaining balances in lieu of paying fees. Cash management fee revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on these compensating balances are recognized in net interest revenue.

Foreign exchange revenue

Foreign exchange revenue totaled $38 million in the first quarter of 2003, an $8 million, or 27% (unannualized), increase compared with the fourth quarter of 2002, and a $3 million, or 10%, increase compared with the first quarter of 2002. The increases were primarily due to higher levels of market volatility in major currencies.

Securities trading revenue

Securities trading revenue totaled $5 million in the first quarter of 2003, an $8 million, or 64% (unannualized), decrease compared with the fourth quarter of 2002, and a $1 million, or 17%, increase compared with the first quarter of 2002.

Financing-related revenue

Financing-related revenue primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on securitizations, loan sales and lease residuals; and returns from corporate owned life insurance. Financing related revenue totaled $32 million in the first quarter of 2003, a decrease of $9 million, or 23%, compared with the fourth quarter of 2002 and $2 million, or 5%, compared with the first quarter of 2002. The decreases primarily reflect lower yields on corporate owned life insurance and lower fees from the services and liquidity and credit support facilities provided to Three Rivers Funding Corp., an asset-backed commercial paper entity, as discussed further on page 48.

Equity investment revenue

Equity investment revenue includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments. The following table shows the components of equity investment revenue.

Equity investment revenue—gain (loss)

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Venture capital activity—realized and unrealized gain (loss):
Private and publicly held direct investments	$11	$(13)	$6
Third party indirect funds	(10)	(14)	(1)

Total venture capital activity	1	(27)	5

Equity income and gains on the sale of other equity investments	2	6	16

Total equity investment revenue	$3	$(21)	$21

Noninterest revenue (continued)

The Corporation’s direct venture capital investments are categorized as either “growth and buyout,” “technology,” or “financial services.” Revenue from venture capital activities totaled $1 million in the first quarter of 2003 as positive fair valuation adjustments and realized gains of $11 million for privately and publicly held direct investments were offset by negative valuation adjustments and realized losses of $10 million for third party indirect funds. The positive fair value adjustments of direct investments primarily related to companies in the growth and buyout sector, while the negative valuation adjustments of the third party indirect funds were recorded across all sectors. Results from venture capital activity were a loss of $27 million in the fourth quarter of 2002 and a gain of $5 million in the first quarter of 2002. The $27 million loss in the fourth quarter of 2002 primarily resulted from valuation adjustments of companies in the technology sector. The $5 million gain in the first quarter of 2002 primarily resulted from an improved risk rating of a direct investment in an insurance broker. At March 31, 2003, approximately 60% of the direct investment portfolio was risk rated as “superior” or “meets expectations,” the two best risk ratings, compared with approximately 50% at Dec. 31, 2002. However, continued weakness in the economy and further deterioration in the equity markets could result in additional losses in the future. See pages 33 and 34 of the 2002 Financial Annual Report for a description of the risk rating categories and for a further discussion of the factors used in the valuation process of the venture capital investments. See the table on page 42 of this Report for the first quarter 2003 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Equity income from non-venture capital investments accounted for under the equity method of accounting totaled $2 million in the first quarter of 2003 compared with $6 million in the fourth quarter of 2002 and $4 million in the first quarter of 2002. The first quarter of 2002 also had $12 million of gains on the sale of equity securities.

Other revenue

Other revenue totaled $6 million in the first quarter of 2003, compared with $28 million in the fourth quarter of 2002 and $6 million in the first quarter of 2002. The fourth quarter of 2002 included a $23 million gain from the resolution of indemnification issues and sales of remaining residential loans related to the 1999 sale of the Corporation’s mortgage businesses.

Gains on sales of securities

The gains on the sales of securities of $11 million in the first quarter of 2003 resulted from the sale of $413 million of other mortgage-backed securities, $45 million of U.S. agency mortgage-backed securities and $34 million of obligations of state and political subdivisions in the securities available for sale portfolio. The sales and subsequent reinvestment of proceeds were undertaken to better position the portfolio for an extended period of low interest rates associated with a weak economy. At March 31, 2003, net unrealized gains remaining in the Corporation’s available for sale portfolio were $201 million, up from $189 million at Dec. 31, 2002.

Noninterest revenue (continued)

Gross joint venture fee revenue (supplemental information)

The Corporation accounts for its interests in joint ventures under the equity method of accounting, with its share of the net results recorded primarily as trust and investment fee revenue. The Corporation’s portion of gross joint venture fee revenue and expenses are not included in the Corporation’s reported fee revenue and operating expense. The following table presents the components of gross joint venture fee revenue for informational purposes to show the trend of revenue growth in the Corporation’s joint ventures.

Gross joint venture fee revenue

	Quarter ended
	March 31, 2003(a)	Dec. 31, 2002	March 31, 2002
	(in millions)
Trust and investment gross joint venture fee revenue	$92	$73	$71
Foreign exchange gross joint venture revenue	4	4	4

Total gross joint venture fee revenue	$96	$77	$75

(a)	Includes results of the joint venture with ABN AMRO, which was formed on Dec. 31, 2002, and which is accounted for under the equity method of accounting beginning in 2003.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $160 million in the first quarter of 2003, an increase of $11 million, or 7%, compared with $149 million in the fourth quarter of 2002 and an increase of $2 million, or 1%, compared with $158 million in the first quarter of 2002. The net interest margin was 2.74% in the first quarter of 2003, up 18 basis points compared with 2.56% in the fourth quarter of 2002 and down 17 basis points compared with 2.91% in the first quarter of 2002. The increase in net interest revenue in the first quarter of 2003 compared to the fourth quarter of 2002 primarily resulted from a higher level of interest-earning assets as well as a higher net interest margin, in part due to lower cost of funds. This increase was partially offset by the impact of the formation of the ABN AMRO Mellon global custody joint venture, which resulted in a $3 million reduction in net interest revenue compared with the fourth quarter of 2002. Average interest-earning assets increased $579 million compared with the fourth quarter of 2002, primarily due to higher levels of securities partially offset by lower levels of loans. The increase in net interest revenue compared with the first quarter of 2002 primarily resulted from a higher level of interest-earning assets, partially offset by the impact of the formation of the joint venture.

As a result of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace, it is expected that net interest revenue will be negatively impacted in the remainder of 2003. In addition, noninterest revenue could potentially be negatively impacted if customers transfer business to other providers. It is not possible to quantify the impact on either net interest revenue or noninterest revenue.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	March 31, 2003		Dec. 31, 2002		March 31, 2002
	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
	(dollar amounts in millions)
Assets

Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$1,968	2.79%	$1,847	3.15%	$2,002	3.27%
Federal funds sold and securities under resale agreements	1,010	1.30	827	1.55	406	2.10
Other money market investments	144	1.60	110	2.17	128	2.22
Trading account securities	814	4.26	800	1.02	689	1.43
Securities:
U.S. Treasury and agency securities(a)	9,805	4.52	8,036	4.31	6,719	6.12
Obligations of states and political subdivisions(a)	505	6.98	468	6.83	346	6.93
Other(a)	1,253	8.82	1,796	6.52	2,242	6.10
Loans, net of unearned discount	8,212	4.17	9,217	4.42	9,079	4.87
Funds allocated to discontinued operations	—	—	—	—	474	1.76

Total interest-earning assets	23,711	4.37	23,101	4.26	22,085	5.02
Cash and due from banks	2,323		2,714		2,929
Premises and equipment	704		707		756
Other assets of discontinued operations	—		—		564
Other assets(a)	8,468		7,553		6,691
Reserve for loan losses	(131)		(129)		(101)

Total assets	$35,075		$33,946		$32,924

Liabilities and shareholders’ equity

Interest-bearing liabilities:
Deposits in domestic offices:
Demand	$165	1.70%	$168	2.09%	$133	2.74%
Money market and other savings accounts	7,389	0.97	7,302	1.13	5,785	1.56
Savings certificates	237	2.31	245	2.45	267	3.08
Other time deposits	369	1.75	430	1.78	657	2.35
Deposits in foreign offices	3,634	1.40	3,320	1.67	3,308	1.99

Total interest-bearing deposits	11,794	1.16	11,465	1.35	10,150	1.80
Federal funds purchased and securities under repurchase agreements	983	0.90	1,235	1.24	2,355	1.50
U.S. Treasury tax and loan demand notes	52	1.04	84	2.03	466	1.51
Term federal funds purchased	198	1.28	219	1.49	87	1.78
Commercial paper	26	0.77	22	0.95	56	1.75
Other funds borrowed	646	6.24	685	2.35	568	3.56
Notes and debentures (with original maturities over one year)	4,428	2.67	4,284	2.86	4,040	3.44
Trust-preferred securities	1,009	7.93	1,006	7.78	973	8.22

Total interest-bearing liabilities	19,136	2.03	19,000	2.06	18,695	2.50
Total noninterest-bearing deposits	9,582		9,228		7,354
Other liabilities of discontinued operations	—		—		564
Other liabilities(a)	3,060		2,504		2,946

Total liabilities	31,778		30,732		29,559
Shareholders’ equity(a)	3,297		3,214		3,365

Total liabilities and shareholders’ equity	$35,075		$33,946		$32,924

Rates

Yield on total interest-earning assets		4.37%		4.26%		5.02%
Cost of funds supporting interest-earning assets		1.63		1.70		2.11

Net interest margin:
Taxable equivalent basis		2.74%		2.56%		2.91%
Without taxable equivalent increments		2.67		2.50		2.86

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(dollar amounts in millions)
Staff expense:
Compensation	$327	$351	$325
Employee benefits	59	40	38
Incentive(a)	67	100	113

Total staff expense	$453	$491	$476
Professional, legal and other purchased services	92	107	83
Net occupancy expense	64	60	63
Equipment expense	54	62	56
Business development	25	33	32
Communications expense	27	27	28
Amortization of intangible assets	5	5	3
Other expense	38	53	31

Total operating expense	$758	$838	$772

Efficiency ratio(b)	75%	79%	70%

Average full-time equivalent staff	23,500	24,100	24,000
Period-end headcount(c)	22,200	22,500	22,800

(a)	Beginning Jan. 1, 2003, the Corporation started recording an expense for the estimated fair value of stock options using the prospective method under transitional guidance provided in Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Stock option expense recorded in the first quarter of 2003 totaled less than $1 million. See Note 2 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.
(b)	Operating expense as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the gains on the sales of securities.
(c)	Period-end headcount does not include the equivalent staff impact of temporaries, contractors or overtime, which are included in average full-time equivalent staff.

Operating expense totaled $758 million in the first quarter of 2003, a decrease of $80 million, or 10%, compared with the fourth quarter of 2002. This decrease reflected lower staff expense; professional, legal and other purchased services; equipment expense; business development expense and other expense.

The lower staff expense resulted from: a $33 million decrease in incentive expense reflecting a lower level of fee revenue; a $24 million decrease in compensation expense reflecting a $15 million decrease in severance expense ($3 million in the first quarter of 2003 compared with $18 million in the fourth quarter of 2002) and lower base salary expense, due in part to the formation of the ABN AMRO Mellon global custody joint venture. The decrease in staff expense was partially offset by a $19 million increase in employee benefits expense due primarily to a $16 million lower pension credit. The net periodic pension benefit credit is expected to be $27 million pre-tax in the full-year 2003 compared with a $97 million pre-tax credit in the full-year 2002. The decreases in the remaining expense categories resulted from lower professional and consulting expenses, lower advertising and travel expenses, and a lower level of operational errors. The formation of the ABN AMRO Mellon global custody joint venture resulted in a $14 million reduction in operating expenses compared with the fourth quarter of 2002.

Operating expense decreased $14 million, or 2%, compared with the first quarter of 2002 primarily due to lower incentive expense, lower base salary expense and the impact of the formation of the ABN AMRO Mellon joint venture, partially offset by a lower pension credit and higher medical and other benefits expense and approximately $5 million of additional staff expense from acquisitions.

Operating expense (continued)

Streamlining and other charges

As previously disclosed, in late 2001 the Corporation initiated the Lifting Earnings and Performance (LEAP) project, a process that reviewed all aspects of the Corporation’s operations with the objective of improving productivity and redeploying investments to areas that held the best opportunities for future growth. A $62 million charge was recorded in the fourth quarter of 2001 associated in large part with improving productivity and consolidating operations, as well as for other expenses, as shown in the following table. Approximately $30 million of the charge was for planned severance actions recorded in staff expense, and $16 million was for consultants used to help develop and administer the productivity initiatives and for conversion costs recorded in professional, legal and other purchased services. Of the remaining $16 million, the most significant component was for the settlement of a contractual dispute, recorded in other expenses. As shown in the following table, the balance of $4 million that remained at Dec. 31, 2002, was utilized in the first quarter of 2003.

Streamlining and other charges

	Total accrued at Dec. 31, 2001	Expenditures and adjustments first quarter 2003	Expenditures and adjustments through March 31, 2003
	(in millions)
Benefit and severance programs	$30	$ 4	$30
Professional, legal and other purchased services	16	—	16
Other expenses	16	—	16

Total streamlining and other expenses	$62	$ 4	$62

Income taxes

The provision for income taxes from continuing operations totaled $79 million in the first quarter of 2003 compared with $112 million in the first quarter of 2002. The Corporation’s effective tax rate on income from continuing operations was 32.1% in the first quarter of 2003, compared with 32.8% for the full-year 2002. It is currently anticipated that the effective tax rate will remain approximately 32% for the balance of 2003.

Business sectors

	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$122	$146	$150	$124	$129	$142	$70	$71	$80	$316	$346	$372
Other fee revenue	4	6	4	—	(1)	(1)	3	6	3	7	11	6
Net interest revenue (expense)	(4)	(7)	(7)	(2)	2	1	58	48	54	52	43	48

Total revenue	122	145	147	122	130	142	131	125	137	375	400	426
Credit quality expense	—	—	—	—	—	—	—	—	1	—	—	1
Operating expense	114	136	117	77	86	84	68	73	70	259	295	271

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	8	9	30	45	44	58	63	52	66	116	105	154
Income taxes (benefits)	3	3	11	16	16	24	22	18	23	41	37	58

Income (loss) from continuing operations before cumulative effect of accounting change	5	6	19	29	28	34	41	34	43	75	68	96
Cumulative effect of accounting change(a)	—	—	—	—	—	—	—	—	—	—	—	—

Income from continuing operations	5	6	19	29	28	34	41	34	43	75	68	96
Income from discontinued operations after-tax(a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$5	$6	$19	$29	$28	$34	$41	$34	$43	$75	$68	$96

Average loans	$—	$—	$—	$—	$—	$—	$2.7	$2.7	$2.5	$2.7	$2.7	$2.5
Average assets(b)	$1.5	$1.3	$1.2	$0.7	$0.7	$0.7	$5.4	$5.0	$5.1	$7.6	$7.0	$7.0
Average deposits	$—	$—	$—	$—	$—	$—	$4.6	$4.5	$4.5	$4.6	$4.5	$4.5
Average common equity	$0.5	$0.2	$0.2	$0.2	$0.4	$0.4	$0.4	$0.2	$0.2	$1.1	$0.8	$0.8
Average Tier I preferred equity	$0.3	$—	$—	$0.1	$—	$—	$0.2	$—	$—	$0.6	$—	$—

Return on common equity(c)(d)	4%	11%	32%	51%	26%	36%	39%	65%	84%	27%	33%	47%
Pre-tax operating margin(c)	6%	6%	20%	37%	34%	41%	48%	41%	48%	31%	26%	36%
Percentage of core sector revenue	12%	14%	14%	12%	12%	13%	13%	12%	12%	37%	38%	39%
Percentage of core sector income before taxes	3%	4%	9%	18%	19%	18%	26%	23%	22%	47%	46%	49%

	Asset Servicing			Human Resources Services			Treasury Services			Total Corporate & Institutional Services
	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$116	$123	$122	$248	$265	$279	$2	$2	$2	$366	$390	$403
Other fee revenue	34	28	32	3	6	1	90	92	85	127	126	118
Net interest revenue (expense)	20	21	28	(2)	(7)	(6)	119	114	113	137	128	135

Total revenue	170	172	182	249	264	274	211	208	200	630	644	656
Credit quality expense	—	—	—	—	—	—	4	4	1	4	4	1
Operating expense	128	138	129	249	250	252	118	127	112	495	515	493

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	42	34	53	—	14	22	89	77	87	131	125	162
Income taxes (benefits)	15	11	19	(1)	4	8	32	26	31	46	41	58

Income (loss) from continuing operations before cumulative effect of accounting change	27	23	34	1	10	14	57	51	56	85	84	104
Cumulative effect of accounting change(a)	—	—	—	—	—	—	—	—	—	—	—	—

Income from continuing operations	27	23	34	1	10	14	57	51	56	85	84	104
Income from discontinued operations after-tax(a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$27	$23	$34	$1	$10	$14	$57	$51	$56	$85	$84	$104

Average loans	$—	$—	$—	$—	$—	$—	$4.0	$5.1	$5.3	$4.0	$5.1	$5.3
Average assets(b)	$5.4	$4.8	$4.5	$2.2	$2.0	$1.7	$14.1	$13.2	$9.8	$21.7	$20.0	$16.0
Average deposits	$3.5	$3.4	$3.2	$0.1	$0.1	$0.1	$12.4	$11.8	$8.5	$16.0	$15.3	$11.8
Average common equity	$0.5	$0.5	$0.4	$0.4	$0.3	$0.3	$1.2	$0.9	$1.1	$2.1	$1.7	$1.8
Average Tier I preferred equity	$0.1	$—	$—	$0.2	$—	$—	$0.1	$0.2	$0.2	$0.4	$0.2	$0.2

Return on common equity(c)(d)	21%	18%	29%	1%	15%	21%	19%	22%	22%	16%	20%	23%
Pre-tax operating margin(c)	25%	19%	29%	—%	6%	8%	42%	37%	44%	21%	19%	25%
Percentage of core sector revenue	17%	16%	17%	25%	25%	25%	21%	21%	19%	63%	62%	61%
Percentage of core sector income before taxes	17%	15%	17%	—%	6%	7%	36%	33%	27%	53%	54%	51%

(a)	The cumulative effect of accounting change and income from discontinued operations have not been allocated to any of the Corporation’s reportable sectors.
(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.
(c)	On a continuing operations basis.
(d)	Ratios are annualized.
Note:	Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

	Total Core Sectors			Other Activity			Consolidated Results
	1Q03	4Q02	1Q02	1Q03	4Q02	1Q02	1Q03		4Q02	1Q02
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$682	$736	$775	$—	$(1)	$—	$682		$735	$775
Other fee revenue(a)	134	137	124	45	71	54	179		208	178
Net interest revenue (expense)(b)	189	171	183	(29)	(22)	(25)	160		149	158

Total revenue	1,005	1,044	1,082	16	48	29	1,021		1,092	1,111
Credit quality expense	4	4	2	—	2	2	4		6	4
Operating expense	754	810	764	4	28	8	758		838	772

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	247	230	316	12	18	19	259		248	335
Income taxes (benefits)(c)	87	78	116	5	6	8	92		84	124

Income (loss) from continuing operations before cumulative effect of accounting change	160	152	200	7	12	11	167		164	211
Cumulative effect of accounting change(d)	—	—	—	(7)	—	—	(7)		—	—

Income from continuing operations	160	152	200	—	12	11	160		164	211
Income from discontinued operations after-tax(d)	—	—	—	—	—	—	1		2	5

Net income (loss)	$160	$152	$200	$—	$12	$11	$161		$166	$216

Average loans	$6.7	$7.8	$7.8	$1.5	$1.4	$1.3	$8.2		$9.2	$9.1
Average assets(e)	$29.3	$27.0	$23.0	$6.0	$7.2	$9.0	$35.3		$34.2	$33.0
Average deposits	$20.6	$19.8	$16.3	$0.8	$0.9	$1.2	$21.4		$20.7	$17.5
Average common equity	$3.2	$2.5	$2.6	$0.2	$0.8	$0.9	$3.4		$3.3	$3.5
Average Tier I preferred equity	$1.0	$0.2	$0.2	$—	$0.8	$0.8	$1.0		$1.0	$1.0

Return on common equity(f)(g)	20%	24%	31%	N/M	N/M	N/M	20	%(h)	19%	25%
Pre-tax operating margin(f)	25%	22%	29%	N/M	N/M	N/M	25%		23%	30%

(a)	Consolidated results include FTE impact of $9 million, $12 million and $10 million for the first quarter of 2003, fourth quarter of 2002 and first quarter of 2002, respectively.
(b)	Consolidated results include FTE impact of $4 million, $3 million and $2 million for the first quarter of 2003, fourth quarter of 2002 and first quarter of 2002, respectively.
(c)	Consolidated results include FTE impact of $13 million, $15 million and $12 million for the first quarter of 2003, fourth quarter of 2002 and first quarter of 2002, respectively.
(d)	The cumulative effect of accounting change and income from discontinued operations have not been allocated to any of the Corporation’s reportable sectors.
(e)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million, $- million and $1.0 billion for the first quarter of 2003, fourth quarter of 2002 and first quarter of 2002, respectively.
(f)	On a continuing operations basis.
(g)	Ratios are annualized.
(h)	Ratio is before the cumulative effect of a change in accounting principle.
Note:	Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.
N/M	— Not meaningful

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two major classes of customers—high net worth individuals/families and large institutional customers. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors. In addition, Other Activity, as discussed further on pages 41 and 42, consists of all activities not aggregated in the Corporation’s core business sectors. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2002 Financial Annual Report to Shareholders except: other fee revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a taxable equivalent basis (FTE); and credit quality expense (revenue) for the core sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk assessments and factors and, where appropriate, regulatory guidelines. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the first quarter of 2003, the Corporation revised its capital allocations to the core sectors to better reflect the economic capital required for these businesses, and in anticipation of an increase in required capital as proposed by the new Basel accord.

Business sectors (continued)

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

Following is a discussion of the Corporation’s six core business sectors and Other Activity. In the tables that follow, the income statement amounts are presented in millions and are on an FTE basis, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized. Where applicable, revenue and expense growth rates are reported excluding the impact of acquisitions, divestitures or the formation of joint ventures to improve period to period comparability. The operations of acquired businesses are integrated with the existing business sectors soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding the acquisitions, the impact of the acquisitions on income before taxes cannot be accurately determined and therefore is not reported.

Institutional Asset Management

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$122	$146	$150
Other fee revenue	$4	$6	$4
Net interest revenue	$(4)	$(7)	$(7)

Total revenue	$122	$145	$147
Total operating expense	$114	$136	$117
Income before taxes	$8	$9	$30
Return on common equity	4%	11%	32%
Pre-tax operating margin	6%	6%	20%

Assets under management:
Total assets under management	$312	$317	$331
Plus: subadvised for other Mellon sectors	15	15	19

	327	332	350
Assets under administration or custody	$13	$13	$7

S&P 500 Index at period end	848	880	1,147

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. MIAM offers its investors access to a wide spectrum of investment styles and asset classes, ranging from active growth equity strategies to emerging markets to fixed income and asset allocation solutions. Most of these strategies are available on a separate account and pooled fund basis. The MIAM clients are predominately institutional investors (Corporations, Financial Institutions, Public Plan Sponsors, Foundations/Endowments, Insurance Companies, and Taft Hartley plans) although through its global distributor, MGI, funds are also sold to individuals via brokers. MIAM reaches its

Business sectors (continued)

institutional investors through direct sales, consultant relationships and sub-advisory relationships. The results of the Institutional Asset Management sector are primarily driven by the period end levels of assets managed as well as the mix of those assets, as shown in the tables on pages 23 and 24. Managed equity assets generate higher percentage fees than money market and bond assets. In addition, performance fees may be generated by the performance of the managed funds exceeding peer or equity markets benchmarks. Expenses associated with the Institutional Asset Management Sector are predominately driven by staffing costs and incentives. Incentives are directly associated with the performance of the individual asset management companies and new business generation.

The 16% decline in revenue in the first quarter of 2003 compared with the fourth quarter of 2002 was due to a $20 million decrease in performance fees as well as a 3% decrease in investment management fees, which are based on the market value of assets under management. Operating expense decreased 16% in the first quarter of 2003 compared with the fourth quarter of 2002, due to lower staff expense, primarily incentive expense and a lower level of operational errors. Income before taxes decreased 16% compared with the fourth quarter of 2002. The 17% decrease in revenue in the first quarter of 2003 compared with the first quarter of 2002 was due to a $17 million decrease in performance fees, as well as a $10 million decrease in investment management fees. Operating expense decreased 3% compared with the first quarter of 2002, primarily due to lower incentive expense. Income before taxes decreased 74% compared with the first quarter of 2002. As shown in the table on the prior page, assets under management declined $5 billion and $23 billion, respectively, from Dec. 31, 2002, and March 31, 2002, primarily from market depreciation as shown in the tables on pages 23 and 24.

Mutual Funds

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$124	$129	$142
Other fee revenue	$—	$(1)	$(1)
Net interest revenue	$(2)	$2	$1

Total revenue	$122	$130	$142
Total operating expense	$77	$86	$84
Income before taxes	$45	$44	$58
Return on common equity	51%	26%	36%
Pre-tax operating margin	37%	34%	41%
Assets under management	$169	$181	$187
Less: subadvised by other Mellon sectors	(17)	(17)	(23)

	152	164	164

S&P 500 Index at period end	848	880	1,147

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and institutional and retail money market), separately managed accounts and variable annuities. These products are sold through intermediaries (brokers, financial institutions and insurance companies) and directly to individuals. The results of the Mutual Fund sector are driven by average asset levels and the mix of assets managed. Generally, actively managed equity funds generate higher fees than fixed income funds, index funds and money market funds. In addition, results are impacted by sales of fee-based products such as

Business sectors (continued)

fixed and variable annuities. Expenses are impacted by sales of long-term funds and fee-based products, asset levels of money market funds and the cost of advertising and marketing new and existing products.

Revenue decreased 6% in the first quarter of 2003 compared with the fourth quarter of 2002, primarily due to lower revenue from money market funds resulting from net outflows in institutional cash management funds, as well as lower fees from equity mutual funds due to the weakened equity markets. This decline was partially offset by revenue related to positive flows into separately managed accounts. Expenses decreased 11% as a result of lower staff, incentive, advertising and marketing expenses in the first quarter of 2003. Income before taxes increased 4% compared with the fourth quarter of 2002.

Revenue decreased 14% compared with the first quarter of 2002 principally due to lower fees from equity funds due to the decline in the equity markets, partially offset by higher fees from separately managed accounts. Expenses decreased 9%, resulting from the same factors as the first quarter 2003 to fourth quarter 2002 comparison. Income before taxes decreased 22% compared with the first quarter of 2002. Assets under management for this sector of $152 billion were down 8% from $164 billion at Dec. 31, 2002, and March 31, 2002.

Private Wealth Management

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$70	$71	$80
Other fee revenue	$3	$6	$3
Net interest revenue	$58	$48	$54

Total revenue	$131	$125	$137
Credit quality expense	—	—	1
Total operating expense	$68	$73	$70
Income before taxes	$63	$52	$66
Return on common equity	39%	65%	84%
Pre-tax operating margin	48%	41%	48%

Total client assets at beginning of quarter	$66	$64	$74
Assets under management net inflows	—	—	—
Assets under administration or custody net inflows (outflows)	1	—	—
Acquisitions	—	—	1
Market appreciation (depreciation)	(3)	2	(1)

Total client assets at end of quarter	$64	$66	$74

S&P 500 Index at period end	848	880	1,147

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than sixty locations in fourteen states, including the recent addition of eighteen new offices throughout Pennsylvania and the Mid-Atlantic region. The results of the Private Wealth Management sector are driven by the level of assets managed and custodied as well as the mix of those assets and the level of activity in client accounts. Net interest revenue is determined by the level and spread of loans and deposits. Expenses of this sector are driven by staff expense in the investment management, sales, service, and support groups and by systems and other support.

Business sectors (continued)

Revenue increased 5% in the first quarter of 2003 compared with the fourth quarter of 2002, primarily due to higher net interest revenue partially offset by lower other revenue. Operating expense decreased 7% due to lower staff expense, advertising, marketing and other discretionary expenditures. Income before taxes increased 22% compared with the fourth quarter of 2002.

Revenue decreased 4% compared with the first quarter of 2002 reflecting the impact of the weak equity markets partially offset by higher net interest revenue. Expenses were well-controlled, decreasing 1%. Income before taxes decreased 6% compared with the first quarter of 2002. Client assets were $64 billion at March 31, 2003, a decrease of 3% from Dec. 31, 2002, and 14% from March 31, 2002, reflecting the impact of equity market depreciation.

Asset Servicing

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$116	$123	$122
Other fee revenue(a)	$34	$28	$32
Net interest revenue	$20	$21	$28

Total revenue	$170	$172	$182
Total operating expense	$128	$138	$129
Income before taxes	$42	$34	$53
Return on common equity	21%	18%	29%
Pre-tax operating margin	25%	19%	29%

Assets under management	$45	$41	$45
Assets under administration or custody	$2,157	$2,129	$2,162

S&P 500 Index at period end	848	880	1,147

(a)	Primarily consists of foreign exchange revenue.

Asset Servicing includes institutional trust and custody and related services, such as foreign exchange and derivative products, securities lending, cash management, backoffice outsourcing, performance measurement, risk management and compliance monitoring provided in subcustodian relationships, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration and web-based investment management software. These services and products are provided to corporate and public retirement funds, foundations and endowments and global financial institutions including investment managers, insurance companies and mutual funds. As a global service provider, these products are distributed through the franchise’s sales organization along with the Corporation’s joint venture partners, CIBC Mellon, ABN AMRO Mellon and Russell Mellon. Internet based investment manager software solutions are provided by Eagle Investment Systems.

The results of the Asset Servicing sector are driven by a number of factors which include the market value of assets under administration and custody as well as the level of transaction activity and extent of services provided including custody, accounting, administration, daily valuations, performance measurement, securities lending, foreign exchange, investment manager backoffice outsourcing and cash management. Market interest rates and changes to them impact both securities lending revenue and the earnings and value of client cash balances. Foreign exchange revenues are directly influenced by the volume of client transactions and the spread realized on such transactions, and indirectly influenced by factors including

Business sectors (continued)

market volatility in major currencies, the level of cross-border assets held in custody for clients, and the level and nature of underlying cross-border investment and other transactions undertaken by corporate and institutional clients. Eagle Investment Systems fee revenue is dependent on investment manager discretionary spending for license and development fees and professional services. Sector expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to subcustodians are driven by market values of global assets and related transaction volumes.

The 2% decrease in revenue and the 8% decrease in expenses compared with the fourth quarter of 2002, were due in large part to the formation of the ABN AMRO Mellon global custody joint venture. Excluding the impact of this joint venture, revenue increased 7% resulting from higher foreign exchange revenue, net interest revenue and institutional trust and custody revenue. Operating expenses, excluding the impact of the joint venture, increased 2% reflecting higher benefits expense. Income before taxes increased 25% compared with the fourth quarter of 2002.

Revenue and expenses in the first quarter of 2003 compared to the first quarter of 2002 were also impacted by the formation of the ABN AMRO Mellon global custody joint venture. Excluding the impact of this joint venture, revenue increased 1% primarily from higher foreign exchange revenue primarily offset by lower net interest revenue. Growth in institutional trust and custody fees from net new business wins was largely offset by market depreciation. Operating expense, excluding the impact of the joint venture, increased 5% primarily due to expenses incurred in support of new business growth as well as the impact from higher employee benefits expense. Income before taxes decreased 19% compared with the first quarter of 2002. Assets under administration or custody for this sector were $2.157 trillion at March 31, 2003, an increase of $28 billion, or 1%, compared with Dec. 31, 2002, and a decrease of $5 billion, compared with March 31, 2002. The increase compared with Dec. 31, 2002, resulted from $27 billion of new business conversions and the positive effect of foreign exchange rates, partially offset by market depreciation.

Human Resources Services

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$248	$265	$279
Other fee revenue	$3	$6	$1
Net interest revenue	$(2)	$(7)	$(6)

Total revenue	$249	$264	$274
Total operating expense	$249	$250	$252
Income before taxes	$—	$14	$22
Return on common equity	1%	15%	21%
Pre-tax operating margin	—%	6%	8%

Assets under administration or custody	$112	$116	$135

S&P 500 Index at period end	848	880	1,147

Business sectors (continued)

The Human Resources (HR) Services sector consists primarily of Buck Consultants, Mellon HR Solutions and Mellon Investor Services. The HR Services sector provides human resources consulting, outsourcing and administrative services that leverage technology to support client HR administration and employee benefit plan administration, as well as investor services such as shareholder and securities transfer services. Buck Consultants fee revenue is dependent on large corporate discretionary spending on actuarial services, compensation and benefits consulting and project work. Clients are generally billed on an hourly basis at rates that vary based upon staff level and experience. Consultant utilization, a key statistic, is a function of work levels and headcount. Mellon HR Solutions provides comprehensive human resources outsourcing and benefit plan administration services to corporations. Drivers influencing Mellon HR Solutions fee revenue include number of employees serviced, plan participant counts, volume of transactions processed, project work and market value of benefit plan assets under administration. Mellon Investor Services offers a diverse array of products to shareholders and corporations including stock transfer and record keeping services, investment plan services, demutualizations, corporate actions and unclaimed property services. Sector expenses are driven by staff, equipment and space required to support the services provided by the sector.

Compared with the fourth quarter of 2002, revenue decreased 6% and expenses approximated fourth quarter 2002 levels, resulting in a $14 million decrease in income before taxes. Buck Consultants revenues increased 7% due to seasonality of services and increased project work. Increased work levels and reduced headcount had a positive impact on consultant utilization percentages. Mellon HR Solutions revenues decreased approximately 12% reflecting continued weakness in discretionary project spending by large corporate customers as well as lower participant counts and lower transaction volumes. Mellon Investor Services revenue decreased approximately 15% due to lower volumes partly attributable to the seasonality of certain products. The decrease in expenses primarily reflected lower purchased and professional service costs.

Compared with the first quarter of 2002, revenue decreased 9% and expenses decreased 1%, resulting in a $22 million decrease in income before taxes. The sector revenue decline was driven by an 18% decline in Mellon HR Solutions revenue and an 8% decline in Buck Consultants revenue. The decline in Mellon HR Solutions fee revenue was primarily due to the loss of revenues from former Unifi Network customers that had indicated their decisions to terminate business prior to the close of the Unifi Network acquisition in 2002. The decrease also reflected reduced discretionary project spending by large corporate customers as well as lower participant counts, lower transaction volumes and lower market value of plan assets. Revenue from new business partially offset the negative impacts. The decline in Buck Consultants revenue was due principally to a slowdown in discretionary spending by large corporate customers. Mellon Investor Services fee revenues approximated first quarter 2002 levels. The decline in sector expense primarily reflected lower staff expense.

Business sectors (continued)

Treasury Services

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$2	$2	$2
Other fee revenue	$90	$92	$85
Net interest revenue	$119	$114	$113

Total revenue	$211	$208	$200
Credit quality expense	4	4	1
Total operating expense	$118	$127	$112
Income before taxes	$89	$77	$87
Return on common equity	19%	22%	22%
Pre-tax operating margin	42%	37%	44%

Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance, securities underwriting and trading and the activities of Mellon 1st Business Bank in California. Global cash management results are driven by electronic cash management activity including; automated clearing house, wire transfer and telecash; remittance processing services, primarily corporate and retail lockbox; and ancillary processing services for imaging and storage activities. The other significant driver is the net interest revenue earned from the deposit balances generated by activity across the business operations. These products are provided to large corporations, banks, brokers, insurance companies and government agencies.

The results of the Treasury Services sector’s lending lines of business—Large Corporate, AFCO, Real Estate Finance, and 1st Business Bank—are driven by the level of commitments, and fees applicable to these commitments, and the level of outstanding loans and the spreads on these loans. The results are further impacted by the risk profile that the Corporation will accept and, in the case of 1st Business Bank, its ability to gather significant levels of deposits. Securities underwriting results are driven by the general volatility of the bond and fixed income markets and the Corporation’s ability to generate new underwritings. In accordance with the Corporation’s management accounting reporting practices, credit quality expense for the core sectors reflects net credit losses, not the provision for credit losses. Therefore, a provision for credit losses is not included in the Treasury Services sector results. As also discussed in Other Activity on page 41, when a determination is made that a lending arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors.

Revenue for this sector increased by 1% in the first quarter of 2003 compared to the fourth quarter of 2002, due to higher net interest revenue on average deposits, and growth in cash management fees as discussed on pages 25 and 26, partially offset by reduced levels of placement fees in Mellon Financial Markets. Operating expenses declined by 6%, primarily due to lower levels of incentive and occupancy expense, resulting in a 14% increase in income before taxes.

Revenue increased 5% in the first quarter of 2003 compared to the first quarter of 2002, due in part to higher cash management fees, somewhat offset by reduced earnings on lower levels of loans. Operating expenses increased by 6% due to higher employee benefits expense, resulting in a 1% increase in income before taxes.

Business sectors (continued)

Other Activity

Other Activity includes results for large ticket leasing, which is in a runoff mode, and certain lending relationships that are part of the Corporation’s business exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated, for management reporting purposes, to the core business sectors.

Other Activity—income (loss) from continuing operations before taxes (benefits)

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Business exits activity	$9	$34	$7
Venture capital activity	(9)	(37)	(3)
Corporate activity/other	12	21	15

Total—Other Activity	$12	$18	$19

Revenue in the Other Activity sector primarily reflects net interest revenue of business exits activity, earnings on capital above that required for the core business sectors, gains from the sale of assets, and the gains/losses and carrying costs of Mellon Ventures activities. Operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Assets in Other Activity include assets of the activities discussed below that the Corporation intends to exit, the investments of Mellon Ventures and assets of certain areas not identified with the core business sectors. This sector also includes assets and liabilities recorded in Corporate Treasury and not allocated to a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core business sectors, as well as capital required for the investments of Mellon Ventures and business exits.

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis and totaled $4 million in the first quarter of 2003. Credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors. The Corporation’s business exits strategy is a strategy to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist, or for which the customer does not meet the Corporation’s credit quality criteria. The loans and leases transferred to this classification include the Corporation’s large ticket lease portfolio, which was principally transaction based; selected types of loans which were also transaction based (leveraged loans, project financings); and loans to companies where a broad fee-based relationship does not exist or for which the customer does not meet the Corporation’s credit quality criteria. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Business sectors (continued)

Included in other activity in the first quarter of 2003 is $11 million of gains from the sale of securities undertaken to better position the portfolio for an extended period of low interest rates associated with the weak economy. The results in Other Activity for the fourth quarter of 2002 included a $23 million gain from the resolution of indemnification issues and sales of remaining residential loans related to the 1999 sale of the mortgage business, $27 million of net losses related to venture capital investments, $31 million in gains on the sale of mortgage-backed investment securities and $18 million of severance expenses.

Venture capital investments

The following table reports the first quarter 2003 and life-to-date activity of the Corporation’s venture capital investment portfolio. For a discussion of the Corporation’s accounting policies relating to venture capital investments, which are regarded as critical accounting policies, see pages 33, 34 and 70 of the 2002 Financial Annual Report.

Venture capital investment portfolio activity

	First Quarter 2003 Activity		Life to Date Activity
	(in millions)
Direct investments:
Beginning carrying value	$375		$—
Investments—new investments	6		596
Investments—additional funding for existing investments	2		279
Realized—cost basis of exits(a) and write-offs	(50	)(c)	(308)
Change in net unrealized gains/(losses)	59	(c)	(175)

Ending carrying value(b)	$392		$392

(a) Cash received on exits	$2		$198

(b)    At March 31, 2003, there were 82 actively managed investments with an average cost basis of $7 million. In the first quarter of 2003, the Corporation invested $8 million and was committed to provide additional funding of $2 million for direct investments at March 31, 2003.

(c)    In the first quarter of 2003, $50 million of losses were transferred from net unrealized gains/(losses) to realized gains/(losses). Current quarter activity reflected unrealized gains of $12 million partially offset by unrealized losses of $3 million, for a net unrealized gain of $9 million.

Fund investments (indirect):
Beginning carrying value	$199		$—
Draws against fund capital commitments	13		383
Realized—cost basis of exits(d) and write-offs	(17)		(136)
Change in net unrealized gains/(losses)	4		(48)

Ending carrying value(e)	$199		$199

(d) Cash received on exits	$3		$101

(e)    In the first quarter of 2003, the Corporation invested $13 million related to prior commitments and was committed to provide additional funding of $220 million for indirect fund investments at March 31, 2003. No new commitments for indirect funds have been made in 2003.

Total investments:
Active investments cost basis			$814
Unrealized gains/(losses)			(223)

Ending carrying value			$591 (f)

(f)	Represents 73% of active investments cost basis.

Composition of loan portfolio

The loan portfolio decreased $620 million at March 31, 2003, compared with Dec. 31, 2002, and $1.740 billion compared with March 31, 2002, reflecting lower levels of commercial and financial loans, and international loans and leases.

Composition of loan portfolio

	March 31, 2003		Dec. 31, 2002	March 31, 2002
	(in millions)
Domestic loans and leases:
Commercial and financial	$3,314		$3,807	$4,479
Commercial real estate	2,250		2,227	2,540
Personal	1,333		1,290	1,290
Lease finance assets	533		556	625

Total domestic loans and leases	7,430		7,880	8,934
International loans and leases	388		558	624

Total loans and leases, net of unearned discount	$7,818	(a)	$8,438	$9,558

(a)	At March 31, 2003, includes $2.787 billion of loans to Private Wealth customers and $938 million of loans to Mellon 1st Business Bank customers.

Domestic and international commercial and financial loans and leases totaled $4.235 billion at March 31, 2003, a $686 million, or 14%, decrease from Dec. 31, 2002, and $1.493 billion, or 26%, decrease from March 31, 2002. These decreases resulted from actions taken to reduce exposure to the corporate and institutional market place and from securitizations of insurance premium financing loans, including a securitization of insurance premium financing loans at a Canadian subsidiary in the first quarter of 2003. As shown in the following table, large corporate loans totaled $2.387 billion, a $399 million, or 14%, decrease from Dec. 31, 2002. Lease finance assets, included in other commercial and financial loans in the following table, represent large ticket leases, which will continue to run-off through repayments, possible sales and no new originations.

Composition of loan portfolio (continued)

Large corporate commercial and financial loans—by industry sector

Large corporate commercial and financial loans at March 31, 2003

Industry sector	Loans and leases	Investment grade(a)	Contractual maturities
			<1 year	1-5 years	>5 years
	(dollar amounts in millions)
Large corporate commercial and financial:
Cable/media	$ 222	35%	$10	$195	$17
Electric and gas utilities	217	42%	106	111	—
Services	171	85%	66	100	5
Pharmaceuticals	107	98%	75	32	—
Scientific and medical equipment	103	94%	7	96	—
Transportation and warehousing	90	2%	22	66	2
Insurance	82	100%	14	68	—
Investment management companies	79	92%	54	23	2
Electrical and electronic equipment	76	82%	10	66	—
Energy	64	32%	21	30	13
Chemicals	63	62%	5	58	—
Financial institutions	62	100%	35	27	—
Paper and allied products	58	48%	32	26	—
Telecommunications	50	4%	3	47	—
All other	943	87%	444	473	26

Total commercial and financial—large corporate	$2,387	72%	$904	$1,418	$65
Total commercial and financial—other(b)	1,848

Total(c)	$4,235
Commercial real estate	2,250
Personal	1,333

Total	$7,818

(a)	Investment grade loans are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans as a percentage of the related dollar amount of loans for each industry sector.
(b)	Includes loans originated by AFCO/CAFO, insurance premium financing subsidiaries ($362 million), Mellon United National Bank ($174 million), Mellon 1st Business Bank ($377 million) and domestic and international lease finance loans ($657 million).
(c)	Includes commercial and financial, lease finance and international loans.

Composition of loan portfolio (continued)

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(in millions)
Commitments to extend credit(b):
Expire within one year	$10,627	$11,067	$14,229
Expire within one to five years	7,529	7,678	7,811
Expire over five years	56	109	167

Total commitments to extend credit	18,212	18,854	22,207
Commercial letters of credit(c)	24	34	29
Commitments to fund venture capital investments	222	239	291

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees(d)	1,844	1,863	2,567
Custodian securities lent with indemnification against broker default of return of securities	52,456	45,771	48,247
Liquidity support provided to TRFCO	1,097	1,222	1,589

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 107 through 110 of the 2002 Financial Annual Report.
(b)	Net of participations totaling $938 million, $1.004 billion and $1.260 billion, respectively.
(c)	Net of participations and collateral totaling $22 million, $27 million and $20 million, respectively.
(d)	Net of participations and cash collateral totaling $229 million, $203 million and $454 million, respectively. At March 31, 2003, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately one year.

Commitments to extend credit

The table on page 47 presents a summary of unfunded commitments to extend credit at March 31, 2003.

Other guarantees and indemnities

In the normal course of business, the Corporation also offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities. For information on Standby letters of credit and foreign and other guarantees, and Custodian securities lent with indemnification against broker default of return of securities, see pages 108 and 109 of the 2002 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002, to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims where the joint venture has defaulted, and totals approximately $1.9 billion at March 31, 2003. This amount assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO Bank N.V.

As of March 31, 2003, the Corporation provided a guarantee for one-half of a $7 million debt incurred by Pareto Partners, in which the Corporation has a 30% equity interest.

Composition of loan portfolio (continued)

The Corporation provides TRFCO liquidity support and a letter of credit in support of TRFCO’s commercial paper. See page 48 of this Report on Form 10-Q and pages 87 and 88 of the 2002 Financial Annual Report for a detailed discussion of these arrangements.

The Corporation has issued put options to holders of certificates sold by certain qualifying special-purpose entities (QSPEs), relating to the Corporation’s jumbo mortgage securitizations. The put options allow the holders to sell the certificates, collateralized by the principal of the loans, to the Corporation at specified prices based on the then outstanding principal amount of the certificates at future dates if certain triggering events occur over the next five years. The total certificates outstanding from the QSPEs at March 31, 2003 subject to such agreements was $511 million. The Corporation has recorded a liability for the put options of $1 million at March 31, 2003.

The Corporation has also provided customary indemnification for legal proceedings against its directors and officers, and standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements. The Corporation has purchased insurance to mitigate certain of these risks.

The Corporation is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations.

Composition of loan portfolio (continued)

Unfunded commitments to extend credit—by industry sector

Total commitments to extend credit decreased $642 million, or 3%, compared with Dec. 31, 2002, and decreased $3.995 billion, or 18%, compared with March 31, 2002. Commitments to extend credit expiring over one year at March 31, 2003, decreased $202 million, or 3%, compared with Dec. 31, 2002, and decreased $393 million, or 5%, compared with March 31, 2002, primarily resulting from the Corporation’s actions to exit credit relationships for which a broad fee-based relationship resulting from the cross-sale of fee-based services does not exist, or for which the customer does not meet the Corporation’s credit quality criteria.

Unfunded commitments to extend credit at March 31, 2003

	Unfunded commitments to extend credit
Industry sector(a)	Number of customers(b)	Commitments	Investment grade(c)	Commitment expiration			Memo: Loans
				<1 year	1-5 years	>5 years
	(dollar amounts in millions)
Large corporate:
Financial institutions	33	$1,999	100%	$1,646	$353	$—	$62
Captive finance companies	10	923	97%	553	370	—	27
Insurance	48	1,726	99%	1,016	710	—	82
Electric and gas utilities	46	1,312	100%	970	342	—	217
Investment management companies	25	1,055	100%	968	87	—	79
Energy	31	939	97%	520	419	—	64
Services	33	895	99%	587	308	—	171
Electrical and electronic equipment	18	694	90%	289	405	—	76
Cable/media	20	688	90%	201	478	9	222
Telecommunications	7	621	100%	515	106	—	50
Chemicals	23	616	92%	227	389	—	63
Metals	9	567	95%	318	249	—	20
Food, tobacco and kindred products	10	514	100%	112	402	—	14
All other	196	4,477	91%	1,890	2,574	13	1,240

Total commercial and financial—large corporate	509	$17,026	96%	$9,812	$7,192	$22	$2,387
Total commercial and financial—other(d)	1,244	$548	39%	$475	$67	$6	$1,848

Total(e)	1,753	$17,574	94%	$10,287	$7,259	$28	$4,235
Commercial real estate	207	369	64%	134	224	11	2,250
Personal	N/M	269	N/M	206	46	17	1,333

Total	N/M	$18,212	N/M	$10,627	$7,529	$56	$7,818

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments.
(b)	Number of customers represents those customers with available commitments.
(c)	Investment grade commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade commitments as a percentage of the related dollar amount of commitments for each industry sector.
(d)	Includes commitments originated by Mellon United National Bank ($88 million), Mellon 1st Business Bank ($459 million) and lease finance ($1 million).
(e)	Includes commercial and financial, lease finance and international commitments.
N/M	— Not meaningful for this disclosure.

Composition of loan portfolio (continued)

Referral arrangements with TRFCO, an asset-backed commercial paper entity

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFCO), a special purpose entity that issues commercial paper. TRFCO is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFCO was formed in 1990 and can issue up to $5 billion of commercial paper to purchase pools of receivables or asset-backed securities. The Bank operates as a referral agent and refers transactions to TRFCO. For a complete description of the Corporation’s relationship with TRFCO, see pages 87 and 88 of the 2002 Financial Annual Report.

Fee revenue of $1 million was received from this entity in first quarter of 2003 compared with $3 million in the fourth quarter of 2002 and $4 million in the first quarter of 2002, for the services and the liquidity and credit support facilities.

At March 31, 2003, TRFCO’s receivables and commercial paper outstanding each totaled approximately $1.1 billion, compared with $1.2 billion at Dec. 31, 2002. A letter of credit provided by the Bank in support of TRFCO’s commercial paper totaled $82 million at March 31, 2003, compared with $99 million at Dec. 31, 2002. The Corporation’s maximum loss exposure related to TRFCO, which is required to be disclosed under recently issued FASB Interpretation No. 46, is the full amount of a liquidity facility, or $1.1 billion, at March 31, 2003. However, the probability of this loss scenario is remote as it would mean that all of TRFCO’s receivables were wholly uncollectible. Since TRFCO’s formation in 1990, the Bank has not been required to provide any liquidity support or credit support under the letter of credit. In addition, the Bank has never purchased a receivable from TRFCO or recorded a credit loss related to its relationship with TRFCO. The Corporation is currently determining the impact of FASB Interpretation No. 46 on its referral relationship with TRFCO, which could result in the consolidation of TRFCO’s assets and liabilities of $1.1 billion into the Corporation’s financial statements in the third quarter of 2003.

Nonperforming assets

Nonperforming assets are assets for which revenue recognition has been suspended or is restricted. Nonperforming assets include both nonperforming loans and acquired property, primarily other real estate owned (OREO) acquired in connection with the collection effort on loans. Nonperforming loans include both nonaccrual and restructured loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in the Corporation’s 2002 Financial Annual Report.

Nonperforming assets decreased $13 million at March 31, 2003, compared with Dec. 31, 2002, and $29 million compared with March 31, 2002. The decrease compared with Dec. 31, 2002, primarily resulted from the sale of $11 million of the remaining balance of the loan to WorldCom, Inc. Of the $46 million balance of total nonperforming assets at March 31, 2003, $38 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001, $4 million was the remaining balance of the loan to WorldCom, Inc. and $4 million consisted of various smaller loans and acquired assets.

Nonperforming assets (continued)

Nonperforming assets

	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	March 31, 2002

	(dollar amounts in millions)
Nonaccrual loans:
Commercial and financial	$42	$54	$55	$55
Personal	3	3	5	2
Commercial real estate	—	—	7	3
Lease finance assets	—	—	—	14

Total nonaccrual loans	45	57	67	74
Restructured loans	—	—	—	—

Total nonperforming loans(a)	45	57	67	74
Acquired property:
Real estate acquired	1	2	2	1
Other assets acquired	—	—	—	—

Total acquired property	1	2	2	1

Total nonperforming assets	$46	$59	$69	$75

Nonperforming loans as a percentage of total loans	.58%	.68%	.72%	.77%
Nonperforming assets as a percentage of total loans and net acquired property	.59%	.70%	.74%	.79%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	2.01%	2.66%	3.14%	3.00	%(b)

(a)	Includes less than $1 million, $1 million, $22 million, and $32 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 1%, 1%, 33%, and 43%, respectively, of total nonperforming loans.
(b)	In the second quarter of 2002, the Corporation began to record the reserve for unfunded commitments as a liability. Previously, any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.

Change in nonperforming loans for the quarter ended March 31,

	2003		Total
	Commercial and financial	Personal	2003	2002
	(in millions)
Nonperforming loans at Dec. 31	$54	$3	$57	$59
Additions	—	1	1	20
Cash proceeds from sales	(11)	(1)	(12)	—
Cash proceeds from payments(a)	(1)	—	(1)	(2)
Credit losses from sales	—	—	—	(2)
Credit losses—other	—	—	—	(1)

Nonperforming loans at March 31	$42	$3	$45	$74

(a)	Includes interest applied to principal.

Nonperforming assets (continued)

The following table presents the amount of loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest. Loans 90 days or more past due that are not classified as nonaccrual loans, were either well secured and in the process of collection or were non-real estate secured personal loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured personal loans are generally placed on nonaccrual status upon reaching 180 days past due.

Past-due loans

	Days past due
	March 31, 2003			Dec. 31, 2002				March 31, 2002
	30-59	60-89	90+	30-59		60-89	90+	30-59	60-89	90+
	(dollar amounts in millions)
Personal	$10	$—	$2	$12		$6	$2	$10	$—	$—
Commercial and financial	6	6	1	29	(a)	1	1	28	2	1
Commercial real estate	—	—	—	3		2	—	—	—	—

Total past-due loans	$16	$6	$3	$44		$9	$3	$38	$2	$1

(a)	Includes a loan for approximately $25 million that was brought current in January 2003.

Provision and reserve for credit exposure

The Corporation’s accounting policies regarding the reserve for credit exposure are regarded as critical accounting policies in that they involve significant management valuation judgements. The Corporation’s banking subsidiaries maintain a reserve for loan losses that is intended to adjust the value of their loans for probable credit losses. The banking subsidiaries also maintain a reserve for unfunded commitments, namely loan commitments, letters of credit and bankers acceptances, that is reported as a liability on the Corporation’s consolidated balance sheet. Provisions are recorded for each reserve. Transfers between the reserves can occur in conjunction with funding a loan and thereby decreasing unfunded commitments or conversely repaying a loan and thereby increasing unfunded commitments. The level of the reserve for unfunded commitments is determined following a methodology similar to that used for the reserve for loan losses. The Corporation refers to the combined balance of the reserve for loan losses and the reserve for unfunded commitments as the “reserve for credit exposure”. For a further discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 54 and 55 of the 2002 Financial Annual Report.

The Corporation’s reserve for credit exposure is solely an estimate based on management’s judgement. Due to the significance of management’s judgement used to calculate the Corporation’s reserves, actual losses incurred could be higher or lower than the estimated reserves. When losses on specific loans or commitments are identified, management charges off the portion deemed uncollectible.

Provision and reserve for credit exposure (continued)

The allocation of the Corporation’s reserve for credit exposure is presented in the following table. This allocation is judgmental, and the entire reserve for credit exposure is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure

	March 31, 2003	Dec. 31, 2002	March 31, 2002

	(amounts in millions)
Reserve for loan losses:
Base reserves:
Commercial and financial	$68	$81	$54
Commercial real estate	8	8	9
Personal	5	6	5
Lease assets	4	5	10

Total domestic base reserve	85	100	78
International	4	4	2

Total base reserve	89	104	80
Impairment	—	2	6
Unallocated	25	21	20

Total loan loss reserve	$114	$127	$106

Reserve for unfunded commitments:
Commitments	$55	$43	$23
Letters of credit and bankers acceptances	9	9	9

Total unfunded commitments reserve	$64	$52	$32

Total reserve for credit exposure	$178	$179	$138

The base reserve totaled $89 million at March 31, 2003, a decrease of $15 million compared with $104 million at Dec. 31, 2002. This decrease was primarily driven by a lower commercial and financial base reserve, which resulted from a lower level of outstandings. There was no impairment reserve at March 31, 2003, compared with $2 million at Dec. 31, 2002, and $6 million at March 31, 2002. The decrease in the impairment reserve reflects the lower level of nonperforming loans and higher expectations of collectibility. Nonperforming loans as a percentage of total loans were .58% at March 31, 2003, compared with .68% at Dec. 31, 2002, and .77% at March 31, 2002. The unallocated reserve totaled $25 million at March 31, 2003, an increase of $4 million compared with $21 million at Dec. 31, 2002. The increase reflected increased uncertainty about the financial condition of customers in industries sensitive to increases in oil prices, and in the energy/electrical utilities and cable/media industries as well as concern over selected instances of accounting irregularities.

The reserve on commitments totaled $55 million at March 31, 2003, an increase of $12 million from Dec. 31, 2002, despite a decrease of undrawn commitments, reflecting a decline in credit quality in certain industries, including the automotive and energy industries. The reserve on letters of credit and bankers acceptances totaled $9 million at March 31, 2003, unchanged from Dec. 31, 2002.

The provision for credit losses totaled $4 million in the first quarter of 2003, compared with $6 million in the fourth quarter of 2002 and $4 million in the first quarter of 2002. The provision in the first quarter of 2003 consisted of an $11 million credit for loan losses and a $15 million provision for unfunded commitments, reflecting the factors discussed above. Net credit related losses totaled $5 million in the first quarter of 2003, compared with $4 million in the fourth quarter of 2002 and $3 million in the first quarter of 2002 as detailed in the table on page 53.

Provision and reserve for credit exposure (continued)

The reserve for loan losses as a percentage of loans was 1.46% at March 31, 2003, compared with 1.51% at Dec. 31, 2002, and 1.11% at March 31, 2002. The reserve as a percentage of nonperforming loans was 253% at March 31, 2003, 222% at Dec. 31, 2002, and 143% at March 31, 2002. These ratios are products of the reserve calculation methodology which estimates appropriate reserves for each component of the loan portfolio. The resulting ratios are benchmarks, but not targets. The ratio of the reserve for loan losses to nonperforming loans is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. While the level of nonperforming loans is an indication of the overall credit quality of the loan portfolio, there is no direct correlation between the level of nonperforming loans and the size of the reserve for loan losses. The Corporation’s management concluded that, at March 31, 2003, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio. The Audit Committee of the Board of Directors concurred.

Provision and reserve for credit exposure (continued)

Reserve activity(a)

	Quarter ended
	March 31, 2003		Dec. 31, 2002		March 31, 2002
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
	(dollar amounts in millions)
Reserve at beginning of period	$127	$52	$127	$52	$96	$42
Credit losses:
Domestic:
Commercial and financial	(1)	—	(1)	—	—	—
Commercial real estate	—	—	(1)	—	—	—
Personal	—	—	(1)	—	(1)	—
Lease finance assets	—	—	—	—	—	—

Total domestic	(1)	—	(3)	—	(1)	—
International	—	—	—	—	—	—

Total credit losses	(1)	—	(3)	—	(1)	—

Recoveries:
Domestic:
Commercial and financial	9	—	7	—	—	—
Commercial real estate	1	—	1	—	—	—
Personal	—	—	1	—	—	—
Lease finance assets	—	—	—	—	—	—

Total domestic	10	—	9	—	—	—
International	—	—	—	—	—	—

Total recoveries	10	—	9	—	—	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	8	—	6	—	—	—
Commercial real estate	1	—	—	—	—	—
Personal	—	—	—	—	(1)	—
Lease finance assets	—	—	—	—	—	—

Total domestic	9	—	6	—	(1)	—
International	—	—	—	—	—	—

Sub-total—net credit (losses) recoveries	9	—	6	—	(1)	—
Credit losses on loans transferred to held for sale	(11)	—	(4)	—	(2)	—

Total net credit (losses) recoveries	(2)	—	2	—	(3)	—
Loss on sale of commitments	—	(3)	—	(6)	—	—
Provision for credit losses	(11)	15	—	6	4	—
Net change in reserve from transfers and other activity:
Securitizations	—	—	(2)	—	—	—
Dispositions/acquisitions	—	—	—	—	—	—
Funding of commitments	—	—	—	—	9	(10)

Net change in reserve from transfers and other activity	—	—	(2)	—	9	(10)

Reserve at end of period	$114	$64	$127	$52	$106	$32

Reserve for loan losses as a percentage of total loans(b)	1.46%	NM	1.51%	NM	1.11%	NM
Reserve for loan losses as a percentage of nonperforming loans(b)	253%	NM	222%	NM	143%	NM
Annualized net credit losses (recoveries) to average loans	.09%	NM	(.08)%	NM	.15%	NM

(a)	In the second quarter of 2002, the Corporation began to record the reserve for unfunded commitments as a liability. Previously, any such reserve was included in the reserve for loan losses. Prior period amounts have been reclassified.
(b)	At period end.
NM	— Not meaningful for this disclosure.

Asset/liability management

	Quarter ended
	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(average balances in millions)
Assets:
Money market investments	$3,122	$2,784	$2,536
Trading account securities	814	800	689
Securities	11,740	10,508	9,464
Loans	8,212	9,217	9,079
Funds allocated to discontinued operations	—	—	474

Total interest-earning assets	23,888	23,309	22,242
Noninterest-earning assets	11,496	10,974	10,330	(a)
Reserve for loan losses	(131)	(129)	(101)

Total assets	$35,253	$34,154	$32,471

Funds supporting total assets:
Core funds	$32,424	$30,959	$27,542
Purchased funds	2,829	3,195	4,929	(a)

Funds supporting total assets	$35,253	$34,154	$32,471

(a)	Excludes other assets and liabilities of discontinued operations.

The Corporation’s average interest-earning assets increased $579 million in the first quarter of 2003 compared with the fourth quarter of 2002 and $1.646 billion compared with the first quarter of 2002. The increase compared with both periods resulted from higher levels of securities and money market investments, partially offset by a lower level of loans.

Core funds, considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, consisting of loans, net of the reserve, and noninterest-earning assets (excluding other assets of discontinued operations). Average core assets decreased $485 million in the first quarter of 2003 from the fourth quarter of 2002, reflecting a lower level of loans partially offset by a higher level of noninterest-earning assets. Core funds averaged 166% of core assets in the first quarter of 2003 compared with 154% in the fourth quarter of 2002 and 143% in the first quarter of 2002. The excess of core funds over core assets are typically invested in securities.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities sold under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, other funds borrowed, and funds allocated from discontinued operations (excluding other liabilities of discontinued operations). Purchased funds decreased $366 million in the first quarter of 2003 from the fourth quarter of 2002, primarily due to a decrease in federal funds purchased and securities under repurchase agreements. Purchased funds as a percentage of total average assets totaled 8% in the first quarter of 2003 compared with 9% in the fourth quarter of 2002 and 15% in the first quarter of 2002.

Capital

Selected capital data

	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(dollar amounts in millions, except per share amounts; common shares in thousands)
Total shareholders’ equity	$3,523	$3,395	$3,409
Total shareholders’ equity to assets ratio	9.93%	9.37%	10.40%

Tangible shareholders’ equity	$1,812	$1,681	$1,813
Tangible shareholders’ equity to assets ratio(a)	5.37%	4.87%	5.82%

Tier I capital ratio(b)	8.62%	7.87%	8.70	% (c)
Total (Tier I plus Tier II) capital ratio(b)	13.63%	12.48%	13.55	% (c)
Leverage capital ratio(b)	6.72%	6.55%	7.69	% (c)
Total Tier I capital	$2,202	$2,082	$2,404	(c)
Total (Tier I plus Tier II) capital	$3,480	$3,302	$3,745	(c)
Total risk-adjusted assets	$25,544	$26,460	$27,638	(c)
Average assets—leverage capital basis	$32,744	$31,771	$31,251	(c)

Book value per common share	$8.17	$7.88	$7.73
Tangible book value per common share	$4.20	$3.90	$4.11

Closing common stock price per share	$21.26	$26.11	$38.59
Market capitalization	$9,173	$11,248	$17,019
Common shares outstanding	431,475	430,782	441,023

(a)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Minority interest totaled $16 million, $17 million and $44 million, respectively. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of the tax benefit. Tax benefits related to tax deductible goodwill and intangible assets totaled $447 million, $448 million and $369 million, respectively.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

The Corporation’s capital ratios at March 31, 2003, compared with March 31, 2002, reflect the effect of earnings retention offset in part by common stock repurchases, net of reissuances, the effect of a higher level of goodwill and other intangibles resulting from acquisitions, and a higher level of assets.

During the first quarter of 2003, 1.3 million shares of common stock were repurchased at a purchase price of $28 million for an average share price of $21.58. At March 31, 2003, an additional .7 million common shares were available for repurchase under a repurchase program authorized by the Board of Directors in November 2001. In October 2002, the Board of Directors authorized an additional repurchase program of up to 25 million shares of common stock.

The Corporation considers internally generated tangible capital to be available for the following; dividends to shareholders; to support business growth; acquisitions; and share repurchases. The Corporation expects the majority of its internal capital generation to be available for acquisitions or, to the extent such acquisitions are not pending, for the repurchase of common stock, all subject to maintaining its commitment to remain well capitalized. In April 2003, the quarterly common stock dividend was increased by 8% to $.14 per common share, payable May 15, 2003, to shareholders of record at the close of business on April 30, 2003. The Corporation endeavors to maintain a minimum tangible shareholders’ equity to assets ratio (as defined above) in a range of 5% to 6%.

Capital (continued)

Common shares outstanding

	First Quarter 2003	Full Year 2002

	(in millions)
Beginning shares outstanding	430.8	446.5
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	2.0	4.7
Shares repurchased(a)	(1.3)	(20.4)

Ending shares outstanding	431.5	430.8

(a)	Purchase price of $28 million for an average share price of $21.58 for the first quarter of 2003, and a purchase price of $698 million for an average share price of $34.27 for the full-year 2002.

Liquidity and dividends

The Corporation manages its liquidity position with the objective of maintaining the ability to fund balance sheet commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Assets and liabilities are managed in such a way to accommodate changes in funding requirements without generating a material adverse impact on net income. Core demand and time deposits, gathered from the Corporation’s private wealth management and corporate and institutional services businesses, are used in conjunction with long term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, are also utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at Mellon Financial Corporation, the Parent Corporation.

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions and access to the capital markets. The ability of national and state member bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 25 in the 2002 Financial Annual Report. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2003, of approximately $590 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between April 1, 2003, and the date of any such dividend declaration.

At March 31, 2003, the Parent Corporation held cash and marketable securities of $634 million. For the first quarter of 2003, the Parent Corporation’s quarterly average commercial paper borrowings were $26 million, compared with $56 million in the first quarter of 2002. Commercial paper outstanding was $10 million at March 31, 2003.

The Parent Corporation has a $300 million revolving credit agreement with financial institutions that expires in June 2003. There were no borrowings under this facility at March 31, 2003. The Parent Corporation also has the ability to access the capital markets. As of March 31, 2003, the Parent Corporation had an effective debt shelf registration statement with $200 million of unused capacity. The Parent Corporation expects to file a new shelf registration statement later this year. Contractual maturities of the Corporation’s long-term debt totaled $151 million in the first quarter of 2003, and will total approximately $450 million for the remainder of 2003. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Liquidity and dividends (continued)

Senior and subordinated debt ratings at March 31, 2003

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

The Federal Reserve Act limits extensions of credit by the Corporation’s bank subsidiaries to the Corporation and to certain other affiliates of the Corporation, and requires such extensions to be collateralized and limits the amount of investments by the banks in these entities. At March 31, 2003, such extensions of credit and investments were limited to $348 million to the Corporation or any other affiliate and to $696 million in total to the Corporation and all of its other affiliates. Outstanding extensions of credit totaled $289 million at March 31, 2003.

The Corporation paid $56 million in common stock dividends in the first quarter of 2003, compared with $53 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 35% in the first quarter of 2003 on a dividend of $.13 per share compared with 25% in the first quarter of 2002 on a dividend of $.12 per share. Based upon shares outstanding at March 31, 2003, and the current quarterly common stock dividend rate of $.14 per share, the annualized common stock dividend requirement would be approximately $240 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $107 million during the first quarter of 2003 to $2.835 billion. The increase resulted from $906 million of net cash provided by investing activities and $6 million of net cash provided by operating activities, partially offset by $804 million of net cash used in financing activities. Net cash provided by investing activities primarily resulted from a lower level of federal funds sold, and repayments of loans, partially offset by net purchases of securities available for sale. Net cash used in financing activities primarily resulted from a decrease in customer deposits. Net cash used in continuing operations operating activities of $465 million in the first quarter of 2002 primarily resulted from the payment of income taxes on the net gain on the sale of discontinued operations.

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

Interest rate sensitivity analysis (continued)

Modeling techniques are used to estimate the impact of changes in interest rates on the net interest margin. The model uses the consolidated balance sheet and derivative positions as of quarter end adjusted for committed positions not settled as of that date. The simulation also incorporates assumptions regarding the changes in the balance sheet composition, hedging strategies, and the repricing of interest-earning assets and interest-bearing funds over the next 12 month period. These assumptions have been developed utilizing both historical analyses and the anticipated pricing of future business activity. Financial market conditions and management’s response to events may cause actual results to differ from simulated results.

The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the first quarter of 2003, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2003 and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the March 31, 2003, levels and remaining at those levels thereafter.

Interest rate simulation sensitivity analysis

	Movements in interest rates from March 31, 2003 rates
	Increase					Decrease
Simulated impact in the next 12 months compared with March 31, 2003:	+50 bp	+100 bp		+200 bp		-50 bp		-100 bp

Net interest revenue increase (decrease)	0.2%	(0.7)%		(4.1)%		(1.3)%		(4.3)%
Earnings per share increase (decrease)	$—	$(.01)		$(.04)		$(.01)		$(.04)
Return on equity increase (decrease)	2bp	(8	)bp	(45	)bp	(14	)bp	(47	)bp

The anticipated impact on net interest revenue under various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both March 31, 2003, and March 31, 2002. The simulation results reflect the Corporation’s efforts to manage the repricing characteristics of its interest-earning assets and supporting funds. The guidelines used by the Corporation for assuming interest rate risk are presented on page 42 of the 2002 Financial Annual Report.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Corporation’s overall asset/liability management process to augment the management of interest rate exposure. The following table presents the gross notional amounts and weighted-average maturities of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was $1.025 billion lower at March 31, 2003, compared with Dec. 31, 2002, due to maturities of instruments associated with money market deposits. The notional amounts should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin. Additional information regarding these contracts is presented in Note 28 in the 2002 Financial Annual Report.

Interest rate sensitivity analysis (continued)

Interest rate swaps used to manage interest rate risk

	March 31, 2003	Weighted- Average Maturity	Weighted-Average Interest Rate		Dec. 31, 2002	March 31, 2002
			Received	Paid
	(notional amounts in millions)
Receive fixed instruments associated with long term debt and trust-preferred securities	$2,650	8 yrs., 7 mo.	6.26%	1.48%	$2,650	$2,400
Pay fixed instruments associated with deposits	950	1 mo.	1.31%	2.91%	1,975	2,450
Pay fixed instruments associated with long-term debt	—	—	—	—	—	400
Pay fixed instruments associated with loans	14	2 yrs.	2.96%	5.15%	14	17

Total notional amount(a)	$3,614				$4,639	$5,267

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $312 million at March 31, 2003, $262 million at Dec. 31, 2002, and $102 million at March 31, 2002. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which includes derivative instruments used for risk management purposes and derivative instruments used for trading activities.

The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $31 million in the first quarter of 2003, compared with interest revenue of $21 million in the first quarter of 2002. The estimated unrealized fair value of the Corporation’s risk management derivative instruments at March 31, 2003, was a positive $309 million, compared to a positive $277 million at Dec. 31, 2002, and a positive $104 million at March 31, 2002. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the three months ended March 31, 2003, and March 31, 2002.

Cash Flow Hedges

The Corporation uses interest rate swaps to convert money market deposits to fixed rate deposits. The deposits are changed to fixed rate by entering into pay fixed/receive floating swaps. Ineffectiveness of less than $1 million was recorded for the three months ended March 31, 2003, and March 31, 2002.

Changes in the fair value of the interest rate swaps designated as hedging instruments of the variable cash flows associated with the Corporation’s deposits are reported in comprehensive results. These amounts are subsequently reclassified from accumulated other comprehensive results to interest expense in the same period in which the related interest on the deposits affects earnings.

Interest rate sensitivity analysis (continued)

During the next 12 months, $1 million of losses, net of tax, on derivative instruments currently in accumulated other comprehensive results related to the interest rate swaps are expected to be reclassified to interest expense as a yield adjustment of the hedged obligation. The maximum term over which the Corporation is hedging its exposure to variability of future cash flows is less than 1 year.

Hedges of Net Investment in Foreign Operations

The Corporation uses five year yen denominated debt to hedge its investment in a Japanese bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

Derivative instruments used for trading activities

The Corporation enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing the Corporation’s risks in certain trading portfolios and as part of its proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange revenue and securities trading revenue. Additional information regarding these contracts is presented on pages 45 and 46 and in Note 28 in the 2002 Financial Annual Report.

Credit default swaps allow the transfer of credit risk from one party to another for a fee. During the first quarter of 2003, the Corporation entered into $43 million of notional value credit default swaps to hedge credit risk associated with commercial lending activities. The $43 million notional value is included with the Other products in the following table. Losses of less than $1 million were recorded in securities trading revenue on the credit default swaps in the first quarter of 2003.

Derivative instruments used for trading activities(a)

	March 31, 2003	Dec. 31, 2002	March 31, 2002
	(notional amounts in millions)
Foreign currency contracts:
Commitments to purchase	$21,251	$16,116	$18,094
Commitments to sell	19,431	15,232	17,712
Foreign currency option contracts purchased	25,439	14,421	2,516
Foreign currency option contracts written	33,957	15,871	3,402
Interest rate agreements:
Interest rate swaps	10,475	9,960	10,570
Options, caps and floors purchased	799	619	1,106
Options, caps and floors written	1,305	682	1,136
Futures and forward contracts	12,930	13,651	11,310
Other products	279	246	162

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign exchange contracts, was $1.096 billion at March 31, 2003, $1.119 billion at Dec. 31, 2002, and $364 million at March 31, 2002. The credit risk associated with derivative instruments is calculated after considering master netting agreements, which are generally applicable to instruments used for both trading activities and risk management purposes.

Derivative instruments used for trading activities (continued)

The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $8 million at March 31, 2003, and $5 million at Dec. 31, 2002.

Recent accounting pronouncements and developments

On Jan. 1, 2003, the Corporation adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset and for certain lease transaction obligations at the time the liability is incurred by capitalizing the cost and depreciating it over the remaining useful life of that asset. The initial application of SFAS No. 143 is reported as a cumulative effect of a change in accounting principle in the income statement. The Corporation recognized a one-time after-tax charge of $7 million, or $.01 per share (pre-tax cost of $11 million), in the first quarter of 2003, for the establishment of a liability for obligations to restore leased facilities, principally outside the U.S., to their original condition at the end of the leases. It is also currently anticipated that this pronouncement will result in a pre-tax charge of $2 million or less to operating expense in 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Beginning Jan. 1, 2003, the Corporation started recording an expense for the estimated fair value of stock options using the prospective method under the transitional guidance provided in SFAS No. 148. Stock option expense recorded in the first quarter of 2003 totaled less than $1 million. See Note 2 for a further discussion of the impact of recording expense for stock options.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. At March 31, 2003, the Corporation recorded a liability of less than $1 million related to letters of credit issued or modified in the first quarter of 2003. The fair value of the liability was estimated as the present value of contractual customer fees. For a further discussion of certain guarantees provided by the Corporation see pages 45 and 46.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE is subject to the consolidation provisions of FIN No. 46 if, by design, it cannot support its financial activities without additional subordinated financial support from other parties and does not have equity investors with the ability to make decisions about its activities through voting rights. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. The application of this Interpretation is immediate for VIE’s created after Jan. 31, 2003 and is effective July 1, 2003, for variable interest entities that existed prior to Feb. 1, 2003.

The Corporation is currently determining the impact of FIN No. 46 on its referral relationship with Three Rivers Funding Corporation (TRFCO), which could result in the consolidation of TRFCO’s assets and

Recent accounting pronouncements and developments (continued)

liabilities of $1.1 billion at March 31, 2003, into the Corporation’s financial statements in the third quarter of 2003. See pages 87 and 88 of the 2002 Financial Annual Report for a discussion of the Corporation’s referral relationship with TRFCO. As part of its community reinvestment initiatives, the Corporation invests in multi-family low income housing. These investments are currently accounted for under the equity method. The Corporation is evaluating the impact of FIN No. 46 on these investments. Some of the Corporation’s venture capital investments may also be determined to be subject to this Interpretation. The Corporation is evaluating the impact of this Interpretation on these investments. In addition, Mellon HBV Alternative Strategies LLC (“HBV”) serves as investment manager for 11 event-driven hedge funds that engage in trading of securities through both limited partnerships and corporate entities. HBV or its affiliates serves as the general partner of the limited partnerships and the investment manager of the corporate entities, which had combined assets and liabilities of approximately $483 million and $26 million, respectively, at March 31, 2003. Mellon equity investment carrying value was approximately $20 million at March 31, 2003. The Corporation is evaluating the impact of this Interpretation on these investments.

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

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of internal controls by the Corporation’s principal executive officer and principal financial officer which was also within 90 days of the filing date of this Quarterly Report on Form 10-Q.

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: amounts of contingent and deferred consideration payable for acquisitions; the impact of the disposition of lines of business included in discontinued operations; expected amortization expense; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital losses and possible changes in the value of the portfolio; the potential impact on revenue of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace; level of expected pension credit; effective tax rates; liabilities for guarantees and indemnities; possible losses

Cautionary Statement (continued)

related to Three Rivers Funding Corp.; the impact of FASB Interpretation No. 46; credit exposure reserve appropriateness; intentions as to capital ratios of the Corporation and its banking subsidiaries and maintaining a minimum tangible shareholders’ equity to assets ratio; uses of internal capital generation; the Corporation’s liquidity management and interest rate risk management objectives; the intention to file a new shelf registration statement; maturities of debt; simulation of changes in interest rates; reclassification of items to interest expense; the value-at-risk for trading activities; the effects of recent accounting changes; possible consolidation of Three Rivers Funding Corp., certain venture capital investments, certain investments in low income housing projects and certain entities managed by HBV; and litigation results.

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

Changes in political and economic conditions. Changes in political and economic conditions can affect the Corporation’s opportunities to sell its products and services. If conditions cause customers to become more cautious, the Corporation’s revenues could be adversely affected. Conversely, the Corporation will likely have greater opportunities during periods of economic growth and political optimism. These same factors can similarly affect companies in the Corporation’s venture capital investment portfolio.

Changes in the relevant benchmark to measure changes in investment management fees. If an index other than the Standard & Poor’s 500 Index were determined to more accurately reflect the Corporation’s assets under management, a sustained change in that index could result in a different change in investment management fees.

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

Changes in the mix of assets under management. Because management fees can vary by asset class, revenues can be affected by the types of assets that at a given time are most attractive to customers.

The effects of the adoption of new accounting standards. The adoption of new accounting standards could affect the Corporation’s income statement, balance sheet, statement of cash flows or statement of changes in shareholders’ equity. New standards could cause reported amounts to increase or decrease or impact the comparability of current and prior period results.

Cautionary Statement (continued)

Corporate and personal customers’ bankruptcies. An increase in corporate and personal customers’ bankruptcies can require higher credit loss provisions and higher charges against the reserve for credit exposure negatively impacting net income and various capital ratios.

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

Levels of tax-free income. The level of the Corporation’s tax-exempt income can affect the Corporation’s effective tax rate.

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

Interest rate fluctuations. Interest rate fluctuations, the levels of market interest rates, the shape of the yield curve, the direction of interest rate changes and fluctuations in the interest rate spreads between different fixed income investments can affect the Corporation’s cost of funds, its net interest revenue and any other revenue that has a sensitivity to interest rates. Interest rate fluctuations can also impact the demand for different investment products offered by the Corporation. In general, the Corporation attempts to mitigate the effects of either significant increases or decreases in interest rates on its income statement.

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

Success in gaining regulatory approvals when required. The Corporation operates in a highly regulated environment, both within and outside the United States. If regulatory approval is required for an activity, product, service, acquisition or disposition and approval cannot be obtained on a timely basis, the Corporation could miss the opportunity and the particular benefits it presented.

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

as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q. Such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Item 2.    Changes in Securities and Use of Proceeds.

(c)	On Jan. 24, 2003, the Corporation issued 116,476 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1

Confidentiality and Nonsolicitation Agreement, dated as of Jan. 21, 2003, as corrected March 17, 2003, between Boston Safe Deposit and Trust Company (and on behalf of its parents and affiliates) and James P. Palermo.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

PART II—OTHER INFORMATION (continued)

Item 6.    Exhibits and Reports on Form 8-K. (continued)

(b) Reports on Form 8-K

During the first quarter of 2003, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated Jan. 21, 2003, which included, under Items 5 and 7, the Corporation’s press release announcing full year and fourth quarter 2002 results of operations.

(2)	A report dated Jan. 23, 2003, which included, under Items 5 and 7, the Corporation’s press release announcing the acquisition of certain assets of DirectAdviceSM, a provider of customized online financial planning and advice services.

(3)	A report dated Feb. 28, 2003, which included, under Item 7, the Corporation’s Business Sectors Financial Information and Financial Trends through Fourth Quarter 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: May 5, 2003	By:	/s/ MICHAEL A. BRYSON
Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CERTIFICATION

I, Martin G. McGuinn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mellon Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  May 5, 2003

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

Date:  May 5, 2003

/s/ MICHAEL A. BRYSON
Name:	Michael A. Bryson
Title:	Chief Financial Officer

CORPORATE INFORMATION

Business of the Corporation

Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services), the Corporation provides the following services. For corporations and institutions, the Corporation provides asset management; asset servicing, including trust and custody, performance analytics, securities lending, foreign exchange, defined contribution and defined benefit services, and fund administration; human resources consulting and outsourcing services; investor services; treasury services and capital markets services. For high net worth individuals, the Corporation provides private wealth management, private banking, mutual funds, separately managed accounts, annuities and brokerage accounts. The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation, Newton Investment Management, Founders Asset Management, LLC and Standish Mellon Asset Management Company LLC, as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon provides retirement and benefits consulting services through Buck Consultants, Inc., comprehensive human resources outsourcing and benefit plan administration services through Mellon HR Solutions, LLC, and shareholder and security transfer services through Mellon Investor Services, LLC. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

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

Form 10-K and Shareholder Publications

For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2002 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com Mellon Investor Services: www.melloninvestor.com See also Internet access for Business Groups/Principal Entities in the 2002 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

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

Mellon entities are Equal Employment Opportunity/Affirmative Action employers. Mellon is committed to providing equal employment opportunities to every employee and every applicant for employment, regardless of, but not limited to, such factors as race, color, religion, sex, national origin, age, familial or marital status, ancestry, citizenship, sexual orientation, veteran status or being a qualified individual with a disability.

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

10.1

Confidentiality and Nonsolicitation Agreement, dated as of Jan. 21, 2003, as corrected March 17, 2003, between Boston Safe Deposit and Trust Company (and on behalf of its parents and affiliates) and James P. Palermo.

Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

99.1	Certification of Chief Executive Officer.	Furnished herewith.

99.2	Certification of Chief Financial Officer.	Furnished herewith.