Form 10-Q
period 2003-06-30
MELLON FINANCIAL CORP
filed 2003-08-07
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2003
Common Stock, $.50 par value	430,615,692

MELLON FINANCIAL CORPORATION

SECOND QUARTER 2003 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I—Financial Information

Financial Highlights	2

Financial Statements (Item 1):
Consolidated Income Statement	3
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders’ Equity	8

Notes to Financial Statements	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (Items 2 and 3)	20

Controls and Procedures (Item 4)	67

Cautionary Statement	68

Part II—Other Information

Legal Proceedings (Item 1)	71

Changes in Securities and Use of Proceeds (Item 2)	71

Submission of Matters to a Vote of Security Holders (Item 4)	71

Exhibits and Reports on Form 8-K (Item 6)	72

Signature	74

Corporate Information	75

Index to Exhibits	76

PART I—FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(dollar amounts in millions, except per share amounts or unless otherwise noted)
Financial results

Income from continuing operations before cumulative effect of accounting change	$173	$167	$106	$340	$317
Cumulative effect of accounting change, net of tax(a)	—	(7)	—	(7)	—

Income from continuing operations	$173	$160	$106	$333	$317
Discontinued operations	2	1	3	3	8

Net income	$175	$161	$109	$336	$325
Per common share—diluted:
Income from continuing operations before cumulative effect of accounting change	$.40	$.38	$.24	$.78	$.71
Cumulative effect of accounting change(a)	—	(.01)	—	(.01)	—

Continuing operations	$.40	$.37	$.24	$.77	$.71
Discontinued operations	.01	—	.01	.01	.02

Net income	$.41	$.37	$.25	$.78	$.73
Total revenue	$1,038	$1,008	$1,075	$2,046	$2,174

Ratios—continuing operations

Return on equity (annualized)(b)	19.5%	19.8%	12.6%	19.7%	18.8%
Return on assets (annualized)(b)	2.02%	1.92%	1.28%	1.97%	1.97%

Fee revenue as a percentage of fee and net interest revenue (FTE)(c)	84%	84%	86%	84%	86%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)(c)	69%	67%	70%	68%	70%

Pre-tax operating margin (FTE)	25%	25%	16%	25%	23%

Average balances
Money market investments	$2,765	$3,122	$2,128	$2,943	$2,331
Trading account securities	761	814	748	787	718
Securities	11,655	11,740	9,982	11,697	9,725

Total money market investments and securities	15,181	15,676	12,858	15,427	12,774
Loans	7,915	8,212	9,662	8,063	9,372
Funds allocated to discontinued operations	—	—	246	—	360

Total interest-earning assets	23,096	23,888	22,766	23,490	22,506
Total assets	34,339	35,253	33,398	34,792	33,217
Deposits	19,067	21,376	17,918	20,215	17,713
Notes and debentures	4,312	4,428	4,142	4,370	4,091
Trust-preferred securities	1,040	1,009	978	1,024	976
Total shareholders’ equity	3,554	3,412	3,350	3,483	3,403

(a)	See page 11 for a discussion of the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.
(b)	Returns presented in the table for the first quarter 2003 and the first six months of 2003 are before the cumulative effect of a change in accounting principle. Return on equity on a net income basis was 19.7%, 19.2% and 13.0% for the second quarter 2003, first quarter 2003, and second quarter 2002, respectively, and 19.4% and 19.3% for the first six months of 2003 and the first six months of 2002, respectively. Return on assets on a net income basis was 2.04%, 1.85% and 1.30% for the second quarter 2003, first quarter 2003, and second quarter 2002, respectively, and 1.95% and 1.97% for the first six months of 2003 and the first six months of 2002, respectively.
(c)	See page 22 for the definition of fee revenue.

Note:	Throughout this report, all calculations are based on unrounded numbers. FTE denotes presentation on a fully taxable equivalent basis.

Item 1.—Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Six months ended
		June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		(in millions, except per share amounts)
Noninterest revenue	Trust and investment fee revenue:
	Investment management	$334	$318	$355	$652	$725
	Human resources services(a)	245	240	264	485	533
	Institutional trust and custody	116	109	125	225	242
	Securities lending revenue	22	15	24	37	43

	Total trust and investment fee revenue	717	682	768	1,399	1,543
	Cash management revenue	74	75	71	149	139
	Foreign exchange revenue	28	38	37	66	72
	Securities trading revenue	4	5	6	9	10
	Financing-related revenue	38	32	38	70	72
	Equity investment revenue	(18)	3	(5)	(15)	16
	Other revenue	10	6	8	16	14

	Total fee and other revenue	853	841	923	1,694	1,866
	Gains on sales of securities	21	11	—	32	—

	Total noninterest revenue	874	852	923	1,726	1,866

Net interest revenue	Interest revenue	260	252	275	512	544
	Interest expense	96	96	123	192	236

	Net interest revenue	164	156	152	320	308
	Provision for credit losses	3	4	160	7	164

	Net interest revenue after provision for credit losses	161	152	(8)	313	144

Operating expenses	Staff expense	460	453	458	913	934
	Professional, legal and other purchased services	109	92	94	201	177
	Net occupancy expense	65	64	60	129	123
	Equipment expense	50	54	53	104	109
	Business development	26	25	34	51	66
	Communications expense	29	27	30	56	58
	Amortization of intangible assets	4	5	4	9	7
	Other expense	40	38	27	78	58

	Total operating expense	783	758	760	1,541	1,532

Income	Income from continuing operations before income taxes and cumulative effect of accounting change	252	246	155	498	478
	Provision for income taxes	79	79	49	158	161

	Income from continuing operations before cumulative effect of accounting change	173	167	106	340	317
	Cumulative effect of accounting change, net of tax	—	(7)	—	(7)	—

	Income from continuing operations	173	160	106	333	317
	Discontinued operations:
	Income from operations after-tax	—	—	1	—	3
	Net gain on disposals after-tax	2	1	2	3	5

	Income from discontinued operations (net of applicable tax expense of $1, $1, $1, $2 and $4)	2	1	3	3	8

	Net income	$175	$161	$109	$336	$325

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Six months ended
		June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Earnings per share	Basic:
	Income from continuing operations before cumulative effect of accounting change	$.40	$.39	$.24	$.79	$.72
	Cumulative effect of accounting change	—	(.02)	—	(.02)	—

	Continuing operations	$.40	$.37	$.24	$.77	$.72
	Discontinued operations	$.01	$—	$.01	$.01	$.02

	Net income	$.41	$.37	$.25	$.78	$.74

	Diluted:
	Income from continuing operations before cumulative effect of accounting change	$.40	$.38	$.24	$.78	$.71
	Cumulative effect of accounting change	—	(.01)	—	(.01)	—

	Continuing operations	$.40	$.37	$.24	$.77	$.71
	Discontinued operations	$.01	$—	$.01	$.01	$.02

	Net income	$.41	$.37	$.25	$.78	$.73

(a)	Amounts do not necessarily agree with those presented in Business Sectors on page 43, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent basis.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

		June 30, 2003	Dec. 31, 2002	June 30, 2002
		(dollar amounts in millions)
Assets	Cash and due from banks	$3,026	$2,728	$2,813
	Interest-bearing deposits with banks	2,429	1,770	1,645
	Federal funds sold and securities under resale agreements	3,164	2,229	495
	Other money market investments	146	161	137
	Trading account securities	707	792	719
	Securities available for sale	12,538	11,054	9,515
	Investment securities (approximate fair value of $431, $548, and $670)	415	527	648
	Loans, net of unearned discount of $34, $37 and $39	7,692	8,438	9,819
	Reserve for loan losses	(113)	(127)	(242)

	Net loans	7,579	8,311	9,577
	Premises and equipment	696	704	701
	Goodwill	2,074	2,065	1,954
	Other intangibles	106	114	102
	Assets of discontinued operations	—	—	54
	Other assets	6,064	5,776	5,506

	Total assets	$38,944	$36,231	$33,866

Liabilities	Noninterest-bearing deposits in domestic offices	$11,693	$11,074	$8,724
	Interest-bearing deposits in domestic offices	8,612	7,709	7,472
	Interest-bearing deposits in foreign offices	4,190	3,874	3,400

	Total deposits	24,495	22,657	19,596
	Federal funds purchased and securities under repurchase agreements	942	733	1,013
	Other funds borrowed	627	613	634
	Term federal funds purchased	244	208	150
	U.S. Treasury tax and loan demand notes	6	6	631
	Commercial paper	4	9	19
	Reserve for unfunded commitments	66	52	51
	Other liabilities	3,558	3,017	2,855
	Notes and debentures (with original maturities over one year)	4,320	4,493	4,492
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	1,058	1,048	1,006
	Liabilities of discontinued operations	—	—	148

	Total liabilities	35,320	32,836	30,595

Shareholders’ equity	Common stock—$.50 par value Authorized—800,000,000 shares Issued—588,661,920 shares	294	294	294
	Additional paid-in capital	1,890	1,886	1,878
	Retained earnings	5,705	5,514	5,268
	Accumulated unrealized gain, net of tax	80	41	56
	Treasury stock of 158,046,228; 157,880,343; and 153,511,227 shares at cost	(4,345)	(4,340)	(4,225)

	Total shareholders’ equity	3,624	3,395	3,271

	Total liabilities and shareholders’ equity	$38,944	$36,231	$33,866

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Six months ended June 30,
		2003	2002
		(in millions)
Cash flows from operating activities	Net income	$336	$325
	Income from discontinued operations	3	8

	Net income from continuing operations	333	317
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Cumulative effect of accounting change	7	—
	Amortization of intangible assets	9	7
	Depreciation and other amortization	70	68
	Deferred income tax expense (benefit)	53	(122)
	Provision for credit losses	7	164
	Net gains on sales of securities	(32)	—
	Pension credit	(14)	(47)
	Net gains on dispositions of acquired property	—	(1)
	Net decrease in accrued interest receivable	7	9
	Net increase in accounts receivable	(136)	(45)
	Net decrease (increase) in trading account securities	85	(71)
	Net (decrease) increase in accrued interest payable, net of amounts prepaid	(8)	25
	Net decrease in accounts payable	(52)	(30)
	Net decrease in incentives and bonuses payable	(112)	(107)
	Net effect of discontinued operations	—	(446)
	Net decrease from other operating activities	(165)	(187)

	Net cash provided by (used in) operating activities	52	(466)

Cash flows from investing activities	Net (increase) decrease in term deposits and other money market investments	(644)	2,483
	Net (increase) decrease in federal funds sold and securities under resale agreements	(935)	431
	Purchases of securities available for sale	(9,197)	(4,840)
	Proceeds from sales of securities available for sale	895	1,299
	Proceeds from maturities of securities available for sale	7,749	2,878
	Purchases of investment securities	(9)	—
	Proceeds from maturities of investment securities	120	120
	Net principal repayments (advances) of loans to customers	400	(1,483)
	Loan portfolio purchases	—	(21)
	Proceeds from the sales and securitizations of loans	335	208
	Purchases of premises and equipment	(90)	(139)
	Net cash disbursed in purchase of Unifi Network	—	(285)
	Net cash disbursed in acquisitions	(7)	—
	Net decrease from other investing activities	(89)	(123)

	Net cash (used in) provided by investing activities	(1,472)	528

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Six months ended June 30,
		2003	2002
		(in millions)
Cash flows from financing activities	Net increase (decrease) in deposits	1,838	(1,119)
	Net increase in federal funds purchased and securities under repurchase agreements	209	188
	Net increase in other funds borrowed	14	599
	Net increase in term federal funds purchased	36	103
	Net (decrease) increase in commercial paper	(5)	11
	Repayments of longer-term debt	(303)	(5)
	Net proceeds from issuance of longer-term debt	109	397
	Dividends paid on common stock	(115)	(106)
	Proceeds from issuance of common stock	18	30
	Repurchase of common stock	(86)	(539)

	Net cash provided by (used in) financing activities	1,715	(441)
	Effect of foreign currency exchange rates	3	15

Change in cash and due from banks	Net increase (decrease) in cash and due from banks	298	(364)
	Cash and due from banks at beginning of period	2,728	3,177

	Cash and due from banks at end of period	$3,026	$2,813

Supplemental disclosures	Interest paid	$200	$211
	Net income taxes paid(a)	73	736

(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended June 30, 2003
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
	(in millions)
Balance at March 31, 2003	$294	$1,887	$5,601	$60	$(4,319)	$3,523
Comprehensive results:
Net income	—	—	175	—	—	175
Other comprehensive results, net of tax	—	—	—	20	—	20

Total comprehensive results	—	—	175	20	—	195
Dividends on common stock at $.14 per share	—	—	(59)	—	—	(59)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Exercise of stock options	—	2	(4)	—	8	6
Repurchase of common stock	—	—	—	—	(58)	(58)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Other	—	1	(8)	—	19	12

Balance at June 30, 2003	$294	$1,890	$5,705	$80	$(4,345)	$3,624

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended June 30, 2002
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
	(in millions)
Balance at March 31, 2002	$294	$1,875	$5,230	$10	$(4,000)	$3,409
Comprehensive results:
Net income	—	—	109	—	—	109
Other comprehensive results, net of tax	—	—	—	46	—	46

Total comprehensive results	—	—	109	46	—	155
Dividends on common stock at $.12 per share	—	—	(53)	—	—	(53)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	—	—	2	2
Exercise of stock options	—	3	(9)	—	14	8
Repurchase of common stock	—	—	—	—	(275)	(275)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	7	6
Other	—	—	(8)	—	27	19

Balance at June 30, 2002	$294	$1,878	$5,268	$56	$(4,225)	$3,271

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

	Six months ended June 30, 2003
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
	(in millions)
Balance at Dec. 31, 2002	$294	$1,886	$5,514	$41	$(4,340)	$3,395
Comprehensive results:
Net income	—	—	336	—	—	336
Other comprehensive results, net of tax	—	—	—	39	—	39

Total comprehensive results	—	—	336	39	—	375
Dividends on common stock at $.27 per share	—	—	(115)	—	—	(115)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	(1)	—	6	5
Exercise of stock options	—	3	(6)	—	12	9
Repurchase of common stock	—	—	—	—	(86)	(86)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	8	7
Other	—	1	(22)	—	55	34

Balance at June 30, 2003	$294	$1,890	$5,705	$80	$(4,345)	$3,624

Mellon Financial Corporation (and its subsidiaries)

	Six months ended June 30, 2002
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
	(in millions)
Balance at Dec. 31, 2001	$294	$1,870	$5,087	$30	$(3,799)	$3,482
Comprehensive results:
Net income	—	—	325	—	—	325
Other comprehensive results, net of tax	—	—	—	26	—	26

Total comprehensive results	—	—	325	26	—	351
Dividends on common stock at $.24 per share	—	—	(106)	—	—	(106)
Common stock issued under Direct Stock
Purchase and Dividend Reinvestment Plan	—	—	—	—	5	5
Exercise of stock options	—	8	(21)	—	35	22
Repurchase of common stock	—	—	—	—	(539)	(539)
Common stock issued under the Employee Stock Purchase Plan	—	—	(3)	—	14	11
Other	—	—	(14)	—	59	45

Balance at June 30, 2002	$294	$1,878	$5,268	$56	$(4,225)	$3,271

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

Note 2—Adoption of new accounting standards

Stock option expense—second quarter 2003

At June 30, 2003, the Corporation has several stock-based employee compensation plans, which are described in Note 24 in the Corporation’s 2002 Financial Annual Report. Prior to 2003, the Corporation accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective Jan. 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the second quarter of 2003, options totaling 666,332 shares were granted with a weighted-average fair value of $6.18 per share. Stock option expense recorded in the second quarter of 2003 was determined by using the Black-Scholes option pricing model and totaled less than $1 million after-tax.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—Adoption of new accounting standards (continued)

Pro forma income from continuing operations

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003(a)	June 30, 2002	June 30, 2003(a)	June 30, 2002
	(dollar amount in millions)
Income as reported	$173	$167	$106	$340	$317
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax(b)	4	4	4	8	8
Deduct: Total stock-based employee compensation expense, using retroactive restatement method, determined under fair value based method for all unvested awards, net of tax(b)	(12)	(13)	(14)	(25)	(27)

Pro forma income	$165	$158	$96	$323	$298

Earnings per share:
Basic—as reported	$.40	$.39	$.24	$.79	$.72
Basic—pro forma	$.38	$.37	$.23	$.75	$.68

Diluted—as reported	$.40	$.38	$.24	$.78	$.71
Diluted—pro forma	$.38	$.36	$.22	$.74	$.67

(a)	Income as reported, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.
(b)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $4 million, $4 million and $4 million for the second quarter of 2003, first quarter of 2003, and second quarter of 2002, respectively, and $8 million and $8 million for the first six months of 2003 and the first six months of 2002, respectively. In addition, stock option expense totaled less than $1 million in both the second quarter of 2003 and first six months of 2003.

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options or Employee Stock Purchase Plan (ESPP) shares. The fair value of each stock option granted in 2003 and 2002 and ESPP share in 2002 was estimated on the date of the grant using the following weighted-average assumptions for 2003 and 2002, respectively: (1) expected dividend yields of 2.2% and 1.7%; (2) risk-free interest rates of 2.8% and 3.4%; (3) expected volatility of 30% and 33%; and (4) expected lives of options of 5.7 years and 5.7 years.

Cumulative effect of a change in accounting principle

On Jan. 1, 2003, the Corporation adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset and for certain lease transaction obligations at the time the liability is incurred by capitalizing the cost and depreciating it over the remaining useful life of that asset. The initial application of SFAS No. 143 was reported as a cumulative effect of a change in accounting principle in the income statement. The Corporation recognized a one-time after-tax charge of $7 million, or $.01 per share (pre-tax cost of $11 million), in the first quarter of 2003, for the establishment of a liability for obligations to restore leased facilities, principally outside the U.S., to their original condition at the end of the leases. The annual ongoing impact of this accounting standard, based on leases presently in effect, is an increase in occupancy expense of approximately $2 million pre-tax. The pro forma effect on prior periods of the adoption of this statement would not have been material to either the income statement or balance sheet.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—Adoption of new accounting standards (continued)

of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. At June 30, 2003, the Corporation recorded a liability of $6 million related to letters of credit issued or modified in 2003. For details of guarantees, see “Other guarantees and indemnities” in the table on page 50, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 50 and 51 as well as the TRFCO discussion on pages 51 and 52. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 3—Contingent and deferred consideration related to acquisitions

The Corporation completed one acquisition during the second quarter of 2003 with total initial cash consideration of $5 million. During the first six months of 2003, two acquisitions were completed with total initial consideration of $7 million. The Corporation records contingent purchase payments when amounts are resolved and become issuable. At June 30, 2003, the Corporation is potentially obligated to pay contingent additional consideration of a minimum expected amount of approximately $25 million to a maximum expected amount of approximately $65 million for all acquisitions, over the next four years, depending on the performance of the acquired companies. None of the contingent additional consideration was recorded as goodwill at June 30, 2003. In addition, the Corporation is obligated to pay deferred consideration in four equal annual installments of $12.5 million beginning in the third quarter of 2003 for a total of $50 million, for the Standish Mellon acquisition. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002. The Corporation paid less than $1 million in both the second quarter and first six months of 2003 for contingent consideration related to acquisitions made in prior years.

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

Because the lines of business included in discontinued operations were discrete lines of business serving classes of customers no longer served by the Corporation’s continuing lines of business, the disposition of these businesses has no material impact on continuing operations going forward.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4—Discontinued operations (continued)

In accordance with generally accepted accounting principles (GAAP), earnings, assets and liabilities of the discontinued businesses are shown separately in the income statement and balance sheet, respectively, for all periods presented, where applicable. All information in this Quarterly Report on Form 10-Q reflects continuing operations, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. During the third quarter of 2002, the Corporation completed the conversion of customer deposit accounts and loans to Citizens. The Corporation had been administering these accounts under a transitional service agreement until Citizens was able to convert these accounts to its systems. This was the final step of a transition process that began following the December 2001 sale. As of Sept. 30, 2002, there were no remaining assets or liabilities of discontinued operations.

After-tax gains of $2 million were recorded in the second quarter of 2003, $1 million in the first quarter of 2003, and $2 million in the second quarter of 2002, primarily resulting from favorable resolution of estimates made at the time of disposition.

Income from discontinued operations

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Income from operations (net of applicable tax expense of $-, $-, $-, $- and $1)(a)	$—	$—	$1	$—	$3
Net gain on disposals (net of applicable tax expense of $1, $1, $1, $2 and $3)	2	1	2	3	5

Income from discontinued operations after-tax	$2	$1	$3	$3	$8

(a)	Revenue from discontinued operations totaled $- million, $- million and $17 million in the second quarter of 2003, the first quarter of 2003 and the second quarter of 2002, respectively, and $- million and $46 million in the first six months of 2003 and the first six months of 2002, respectively.

Discontinued operations assets and liabilities

	June 30, 2003	Dec. 31, 2002	June 30, 2002
	(in millions)
Cash and due from banks	$—	$—	$46
Loans	—	—	7
Other assets	—	—	1

Total assets	$—	$—	$54

Total deposits and other liabilities	$—	$—	$148

There were no derivatives used for risk management purposes for discontinued operations at June 30, 2003, Dec. 31, 2002, and June 30, 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5—Securities

Securities

	June 30, 2003				Dec. 31, 2002
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
	(in millions)
Securities available for sale:
U.S. Treasury	$396	$—	$—	$396	$270	$—	$—	$270
U.S. agency mortgage-backed	10,787	191	10	10,968	8,487	164	8	8,643
Other U.S. agency	5	1	—	6	176	1	—	177

Total U.S. Treasury and agency securities	11,188	192	10	11,370	8,933	165	8	9,090
Obligations of states and political subdivisions	538	17	—	555	484	14	—	498
Other securities:
Bonds, notes and preferred stock	132	—	—	132	182	—	—	182
Other mortgage backed	461	4	—	465	1,245	19	—	1,264
Other	18	—	2	16	21	—	1	20

Total other securities	611	4	2	613	1,448	19	1	1,466

Total securities available for sale	$12,337	$213	$12	$12,538	$10,865	$198	$9	$11,054

Investment securities (held to maturity):
U.S. agency mortgage-backed	$336	$16	$—	$352	$455	$21	$—	$476
Obligations of states and political subdivisions	25	—	—	25	25	—	—	25
Other securities:
Stock of Federal Reserve Bank	52	—	—	52	45	—	—	45
Other mortgage backed	2	—	—	2	2	—	—	2

Total other securities	54	—	—	54	47	—	—	47

Total investment securities	$415	$16	$—	$431	$527	$21	$—	$548

Note: Gross realized gains on the sale of securities available for sale were $32 million in the first six months of 2003. There were no gross realized losses in the first six months of 2003. Gross realized gains were $59 million, and gross realized losses were less than $1 million, on sales of securities available for sale in the full-year 2002. At June 30, 2003, and Dec. 31, 2002, there were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by core business sector, for the six months ended June 30, 2003. No charges for goodwill impairment were recognized in the first six months of 2003.

Goodwill

	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Human Resources Services	Treasury Services	Total
	(in millions)
Balance at Dec. 31, 2002	$620	$241	$325	$275	$412	$192	$2,065
Acquired goodwill	—	—	—	—	3	—	3
Other(a)	6	1	—	—	(1)	—	6

Balance at June 30, 2003	$626	$242	$325	$275	$414	$192	$2,074

(a)	Other changes in goodwill include foreign exchange effects on non-dollar denominated goodwill, purchase price adjustments and certain other reclassifications.

Acquired intangible assets

Intangible assets—subject to amortization(a)

	June 30, 2003		Dec. 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Customer base	$47	$(9)	$47	$(6)
Technology based	45	(7)	45	(5)
Premium on deposits	35	(22)	35	(19)
Other	10	(3)	9	(2)

Total	$137	$(41)	$136	$(32)

(a)	Includes the foreign exchange effects on non-dollar denominated intangible assets.

Intangible assets—not subject to amortization

	June 30, 2003	Dec. 31, 2002
	Gross Carrying Amount	Gross Carrying Amount
	(in millions)
Investment management contractual relationships	$10	$10

Intangible assets are amortized over their estimated useful lives. Amortization expense totaled $4 million, $5 million and $4 million, in the second quarter of 2003, first quarter of 2003, and the second quarter of 2002, respectively, and $9 million and $7 million in the first six months of 2003 and the first six months of 2002, respectively. Based upon the current level of intangible assets, the annual amortization expense for the years 2003 through 2008 is expected to be approximately $18 million, $18 million, $14 million, $13 million, $13 million and $11 million, respectively. The after-tax impact of the annual amortization expense for the years 2003 through 2008 is expected to be approximately $15 million, $15 million, $12 million, $11 million, $11 million and $9 million, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7—Other assets

Other assets totaled $6.064 billion, $5.776 billion and $5.506 billion at June 30, 2003, Dec. 31, 2002, and June 30, 2002, respectively. Included in other assets are: $1.614 billion, $1.535 billion and $1.529 billion, respectively, of corporate owned life insurance; $625 million, $605 million and $658 million, respectively, of equity investments; $307 million, $291 million and $229 million, respectively, of equity in joint ventures and other investments; and $978 million, $951 million and $882 million, respectively of prepaid pension assets. Receivables related to foreign exchange and derivatives instruments recorded in accordance with FIN No. 39, totaled $1.3 billion, $1.4 billion and $1.4 billion, respectively, in such periods. In addition, other assets include accounts, fees and interest receivable, other prepaid expenses and miscellaneous other assets. The majority of the $307 million of investments in joint ventures and other investments at June 30, 2003, relates to operating joint ventures and other investments including ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, Prime Advisors, Inc., various Buck Consultants, Inc. joint ventures, and the Corporation’s investment in Banco Brascan.

Note 8—Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at June 30, 2003, Dec. 31, 2002, or June 30, 2002.

Note 9—Foreign exchange revenue and securities trading revenue

The results of the Corporation’s foreign exchange revenue and securities trading revenue are presented, by class of financial instrument, in the following table. Trading revenue is presented on the income statement as two separate items in noninterest revenue: foreign exchange revenue and securities trading revenue.

Foreign exchange revenue and securities trading revenue

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Foreign exchange contracts	$28	$38	$37	$66	$72
Debt instruments	1	3	4	4	4
Interest rate contracts	3	2	2	5	6

Total foreign exchange revenue and securities trading revenue(a)	$32	$43	$43	$75	$82

(a)	The Corporation recorded an unrealized loss of $8 million at June 30, 2003, $8 million at March 31, 2003, and $3 million at June 30, 2002, related to securities held in the trading portfolio.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10—Net interest revenue

Net interest revenue

		Quarter ended			Six months ended
		June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		(in millions)
Interest revenue	Interest and fees on loans (loan fees of $8, $8, $10, $16 and $20)	$76	$81	$111	$157	$219
	Interest-bearing deposits with banks	13	14	16	27	32
	Federal funds sold and securities under resale agreements	2	3	1	5	3
	Other money market investments	1	1	—	2	1
	Trading account securities	9	8	2	17	4
	Securities—nontaxable	7	8	6	15	12
	Securities—taxable	133	134	127	267	260
	Other(a)	19	3	12	22	13

	Total interest revenue	260	252	275	512	544

Interest expense	Deposits in domestic offices	18	21	30	39	57
	Deposits in foreign offices	13	13	18	26	34
	Federal funds purchased and securities under repurchase agreements	7	2	10	9	19
	Other short-term borrowings	11	11	11	22	18
	Notes and debentures	34	29	35	63	69
	Trust-preferred securities	13	20	19	33	39

	Total interest expense	96	96	123	192	236

	Net interest revenue	$164	$156	$152	$320	$308

(a)	Interest revenue earned for services provided to the Department of the Treasury in excess of the value of compensating balances during the period.

Note 11—Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. Asset Servicing includes institutional trust and custody and related services such as foreign exchange and derivative products, securities lending, backoffice outsourcing, performance measurement, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration and web-based investment management software. Human Resources (HR) Services provides human resources consulting, outsourcing and administrative services that leverage technology to support client HR administration and employee benefit plan administration, as well as investor services such as shareholder and securities transfer services. Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance, securities underwriting and trading and the activities of Mellon 1st Business Bank, National Association, in California.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11—Business sectors (continued)

For details of business sectors, see the table, through “Average Tier I preferred equity” on pages 35 through 37, and first two paragraphs on page 38, as well as the Other Activity section on pages 45 and 46. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 12—Earnings per share(a)

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(dollar amounts in millions, except per share amounts; shares in thousands)
Earnings per share
Income from continuing operations before cumulative effect of accounting change	$173	$167	$106	$340	$317
Cumulative effect of accounting change	$—	$(7)	$—	$(7)	$—

Income from continuing operations	$173	$160	$106	$333	$317
Income from discontinued operations	$2	$1	$3	$3	$8

Net income	$175	$161	$109	$336	$325

Basic average shares outstanding	431,253	431,431	437,719	431,341	440,784
Common stock equivalents—stock options	2,051	1,671	3,294	1,792	3,507

Diluted average shares outstanding	433,304	433,102	441,013	433,133	444,291

Basic earnings per share:
Continuing operations before cumulative effect of accounting change	$.40	$.39	$.24	$.79	$.72
Cumulative effect of accounting change	$—	$(.02)	$—	$(.02)	$—

Continuing operations	$.40	$.37	$.24	$.77	$.72
Discontinued operations	$.01	$—	$.01	$.01	$.02

Net income	$.41	$.37	$.25	$.78	$.74

Diluted earnings per share:
Continuing operations before cumulative effect of accounting change	$.40	$.38	$.24	$.78	$.71
Cumulative effect of accounting change	$—	$(.01)	$—	$(.01)	$—

Continuing operations	$.40	$.37	$.24	$.77	$.71
Discontinued operations	$.01	$—	$.01	$.01	$.02

Net income	$.41	$.37	$.25	$.78	$.73

(a)	Calculated based on unrounded numbers.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 13—Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended			Six months ended
	June 30, 2003	Dec. 31, 2002	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Foreign currency translation adjustment, net of tax
Beginning balance	$(46)	$(58)	$(45)	$(52)	$(44)
Period change	19	6	(7)	25	(8)

Ending balance	$(27)	$(52)	$(52)	$(27)	$(52)

Minimum pension liability, net of tax
Beginning balance	$(21)	$—	$—	$(21)	$—
Period change	—	(21)	—	—	—

Ending balance	$(21)	$(21)	$—	$(21)	$—

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$130	$148	$59	$121	$86
Period change	(1)	(27)	62	8	35

Ending balance	$129	$121	$121	$129	$121

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$(3)	$(11)	$(4)	$(7)	$(12)
Period change	2	4	(9)	6	(1)

Ending balance	$(1)	$(7)	$(13)	$(1)	$(13)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$60	$79	$10	$41	$30
Period change	20	(38)	46	39	26

Ending balance	$80	$41	$56	$80	$56

Note 14—Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions

	Six months ended June 30,
	2003	2002
	(in millions)
Purchase acquisitions(a):
Fair value of noncash assets acquired	$7	$310
Liabilities assumed	—	(25)

Net cash disbursed	$7	$285

(a)	Purchase acquisitions relate to Direct Advice and the remaining 49% interest in Buck & Willis Healthcare LTD in the first six months of 2003, and the acquisition of Unifi Network in the first six months of 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 15—Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Items 2. and 3.— Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk

Summary of financial results

Second quarter of 2003 compared with the first quarter of 2003 and the second quarter of 2002

Consolidated net income in the second quarter of 2003 totaled $175 million, or $.41 per share. Consolidated net income in the first quarter of 2003 totaled $161 million, or $.37 per share, and included a charge for the cumulative effect of a change in accounting principle of $7 million after-tax, or $.01 per share. This charge is discussed further on page 11. Consolidated net income for the second quarter 2002 totaled $109 million, or $.25 per share. Results for the second quarter of 2002 included a provision for credit losses of $160 million pre-tax recorded in large part for credit exposure related to customers that had been associated with allegations of accounting irregularities.

Second quarter 2003 income from continuing operations totaled $173 million, or $.40 per share, compared with income from continuing operations, before the cumulative effect of a change in accounting principle, of $167 million, or $.38 per share, in the first quarter of 2003. Income from continuing operations totaled $106 million, or $.24 per share, in the second quarter of 2002. Continuing operations returned 19.5% on equity in the second quarter of 2003 compared with return on equity of 19.8% on continuing operations before the cumulative effect of a change in accounting principle in the first quarter of 2003, and 12.6% in the second quarter of 2002. The return in the second quarter of 2002 was negatively impacted by the $160 million provision for credit losses discussed above.

Year-to-date 2003 compared with year-to-date 2002

Consolidated net income totaled $336 million, or $.78 per share, in the first six months of 2003, and included the charge for the cumulative effect of the accounting change discussed above. This compared with consolidated net income of $325 million, or $.73 per share, in the first six months of 2002, which included the $160 million provision for credit losses discussed above. Income from continuing operations before the cumulative effect of a change in accounting principle totaled $340 million, or $.78 per share, in the first six months of 2003, compared with $317 million, or $.71 per share, in the first six months of 2002. Continuing operations, before the cumulative effect of a change in accounting principle, returned 19.7% on equity in the first six months of 2003, compared with 18.8% in the first six months of 2002.

Discontinued operations

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

Critical accounting policies

Note 1 of the Corporation’s 2002 Financial Annual Report includes a summary of the Corporation’s significant accounting policies. Certain of these policies are considered to be critical to the presentation of the Corporation’s financial condition, since they require management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. These policies, which have been discussed with the Audit Committee of the Board of Directors, include accounting policies related to establishing the reserve for credit exposure, valuing venture capital investments and accounting for pensions. For a discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 54 and 55 of the 2002 Financial Annual Report. For a discussion of the Corporation’s accounting policies relating to valuing venture capital investments, see pages 33, 34 and 70 of the 2002 Financial Annual Report. For a discussion of the net periodic benefit credit for pensions and its sensitivity to changes in assumptions, see page 17 of the 2002 Financial Annual Report. For a discussion of the accounting policies relating to pensions, see pages 99 and 100 of the 2002 Financial Annual Report.

Noninterest revenue

	Quarter ended			Six months ended
Noninterest revenue	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(dollar amounts in millions, unless otherwise noted)
Trust and investment fee revenue:
Investment management	$334	$318	$355	$652	$725
Human resources services(a)	245	240	264	485	533
Institutional trust and custody	116	109	125	225	242
Securities lending revenue	22	15	24	37	43

Total trust and investment fee revenue	717	682	768	1,399	1,543
Cash management revenue	74	75	71	149	139
Foreign exchange revenue	28	38	37	66	72
Securities trading revenue	4	5	6	9	10
Financing-related revenue	38	32	38	70	72
Equity investment revenue	(18)	3	(5)	(15)	16
Other revenue	10	6	8	16	14

Total fee and other revenue	853	841	923	1,694	1,866
Gains on sales of securities	21	11	—	32	—

Total noninterest revenue	$874	$852	$923	$1,726	$1,866

Fee revenue as a percentage of fee and net interest revenue (FTE)	84%	84%	86%	84%	86%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)	69%	67%	70%	68%	70%
Market value of assets under management at period end (in billions)	$612	$566	$588
Market value of assets under administration or custody at period end (in billions)	$2,510	$2,300	$2,213
S&P 500 Index—period end	975	848	990	975	990
S&P 500 Index—daily average	938	861	1,070	900	1,100

(a)	Amounts do not necessarily agree with those presented in Business Sectors on page 43, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent (FTE) basis.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Fee revenue of $853 million in the second quarter of 2003 increased $12 million, or 2% (unannualized), from the first quarter of 2003, due to a 5% (unannualized) increase in trust and investment fee revenue which more than offset a decrease in equity investment revenue and foreign exchange revenue. As discussed further under the applicable fee categories on the following pages, the 5% increase in trust and investment fee revenue was principally due to higher investment management fees and institutional trust and custody fees from improved equity market conditions, net new business, higher performance fees and higher revenue relating to out-of-pocket expense reimbursements from clients, as well as the translation impact of the weaker dollar on non-U.S. revenues. Out-of-pocket expense reimbursements are recorded as fee revenue in accordance with a previous Financial Accounting Standards Board (FASB) staff announcement, and totaled $31 million in the second quarter 2003 compared with $25 million in the first quarter 2003 and $33 million in the second quarter 2002. Client reimbursable out-of-pocket expenses are recorded as operating expenses, as discussed on page 33.

Noninterest revenue (continued)

Fee revenue decreased $70 million, or 8%, in the second quarter of 2003 from $923 million in the second quarter of 2002, primarily due to lower trust and investment fee revenue, as well as lower equity investment revenue and foreign exchange revenue. The decrease in trust and investment fee revenue was principally due to lower mutual fund management fees and lower human resources services fees as well as the Dec. 31, 2002, formation of the global custody joint venture ABN AMRO Mellon Global Securities Services B.V. A portion of the Corporation’s global custody operations are now part of the joint venture, which resulted in an $8 million reduction in fee revenue in the second quarter 2003 compared with the second quarter 2002.

Investment management fee revenue

Investment management fee revenue increased $16 million, or 5% (unannualized), in the second quarter of 2003 compared with the first quarter 2003, and decreased $21 million, or 6%, compared with the second quarter of 2002. The increase compared with the first quarter of 2003 primarily resulted from higher institutional asset management fees reflecting higher performance fees, the impact of improved equity markets and net new business. Of the $16 million increase in investment management fees from the first quarter of 2003, $8 million is from higher performance fees and the remaining increase is primarily the estimated impact of market appreciation on equity assets under management, net new business generated in the second quarter and the impact of one additional day in the quarter. Performance fees are earned by investment managers as the investment performance of their products exceeds various benchmarks. Performance fees totaled $8 million in the second quarter of 2003 compared with less than $1 million in the first quarter of 2003 and $4 million in the second quarter of 2002. Of the $21 million decrease in investment management fee revenue compared with the second quarter of 2002, $15 million primarily resulted from a lower average level of equity assets under management due to the estimated impact of market depreciation and the remaining decrease is primarily from lower average levels of equity and money market assets under management due to outflows.

The Corporation estimates that a sustained (one-year) 100-point change in the S&P 500 Index, when applied to the Corporation’s mix of assets under management, would result in a change of approximately $45 million to $60 million annually in investment management fees. For a given quarterly reporting period the actual impact may vary from what might be estimated using that sensitivity, since Institutional Asset Management records investment management revenue based on quarter-end asset levels, Mutual Funds based on daily levels and Private Wealth based on prior months levels. The actual impact will also vary with changes in asset mix, the timing of flows, the relationship of other benchmarks used versus the S&P 500 Index and other factors. The relevant changes in the S&P 500 Index for the second quarter of 2003 compared with prior quarters is as follows.

S&P 500 Index

	Quarter ended			June 30, 2003 compared with
	June 30, 2003	March 31, 2003	June 30, 2002	March 31, 2003		June 30, 2002
				Index	%	Index	%
Period-end	975	848	990	127	14.9%	(15)	(1.5)%
Daily average	938	861	1,070	77	9.0%	(132)	(12.3)%

Mutual fund management fees are based upon the daily average net assets of each fund. As shown in the following table, fees from proprietary equity mutual funds, and bond and fixed-income funds each increased $4 million, while fees from proprietary money market funds decreased $5 million in the second quarter of 2003 compared with the first quarter of 2003. Fees from proprietary equity mutual funds decreased $14 million and fees from money market funds decreased $10 million compared with the second quarter of 2002.

Noninterest revenue (continued)

The average net assets of proprietary mutual funds managed in the second quarter of 2003 were $175 billion, down $6 billion, or 3%, from $181 billion in the first quarter of 2003, and down $24 billion, or 12%, from $199 billion in the second quarter of 2002, primarily reflecting a lower average level of money market funds. Proprietary equity funds averaged $37 billion in the second quarter of 2003, an increase of $3 billion, or 6%, compared with $34 billion in the first quarter of 2003, and a decrease of $9 billion, or 20%, compared with $46 billion in the second quarter of 2002.

During the second quarter of 2003, first quarter of 2003, and second quarter of 2002, respectively, the Corporation generated, on an annualized basis: 60, 60 and 61 basis points, respectively, on average proprietary equity mutual funds; 24, 25 and 24 basis points, respectively, on average proprietary money market funds; and 57, 56 and 55 basis points, respectively, on average proprietary bond and fixed income funds. In the second quarter of 2003, total average proprietary managed mutual funds generated 37 basis points, on an annualized basis, compared with 36 basis points in the first quarter of 2003, and 37 basis points in the second quarter of 2002.

Investment management fee revenue

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Managed mutual funds(a):
Equity funds	$55	$51	$69	$106	$139
Money market funds	68	73	78	141	154
Bond and fixed-income funds	39	35	35	74	70
Nonproprietary	8	9	9	17	17

Total managed mutual funds	170	168	191	338	380
Institutional	86	73	84	159	183
Private clients	78	77	80	155	162

Total investment management fee revenue	$334	$318	$355	$652	$725

(a)	Net of quarterly mutual fund fees waived and fund expense reimbursements of $10 million in each quarter and $20 million for both six month periods presented in the table above.

As shown in the following table, the market value of assets under management was $612 billion at June 30, 2003, a $46 billion, or 8% (unannualized), increase from $566 billion at March 31, 2003, and a $24 billion, or 4%, increase from $588 billion at June 30, 2002. The $612 billion of assets managed were comprised as follows: 32% equities; 29% money market; 21% fixed income; 10% securities lending cash collateral; and 8% overlay and global fixed-income products.

Noninterest revenue (continued)

Market value of assets under management at period end

	June 30, 2003		March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
	(in billions)
Mutual funds managed:
Equity funds	$38		$33	$36	$34	$43
Money market funds	117		115	126	125	123
Bond and fixed-income funds	27		27	27	27	26
Nonproprietary	21	(a)	18	18	17	21

Total mutual funds managed	203		193	207	203	213
Institutional(b)	356	(a)	326	326	313	326
Private clients	53		47	48	46	49

Total market value of assets under management	$612		$566	$581	$562	$588
S&P 500 Index—period end	975		848	880	815	990
S&P 500 Index—daily average	938		861	887	895	1,070

(a)	At June 30, 2003, the combined market values of $21 billion of nonproprietary mutual funds and $356 billion of institutional assets managed, by asset type, were as follows: $117 billion money market, (which includes securities lending assets of $59 billion); $103 billion equities, $84 billion fixed income, $49 billion in overlay and global fixed-income products, and $24 billion balanced, for a total of $377 billion.
(b)	Includes assets managed at Pareto Partners of $35 billion at June 30, 2003, $30 billion at March 31, 2003, $32 billion at Dec. 31, 2002, $32 billion at Sept. 30, 2002, and $35 billion at June 30, 2002. The Corporation has a 30% equity interest in Pareto Partners, which is accounted for under the equity method of accounting.

Changes in market value of assets under management for second quarter 2003—by Business Sector

	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing(a)	Total
	(in billions)
Market value of assets under management at March 31, 2003	$312	$169	$40	$45	$566
Net inflows:
Long-term	4	—	—	—	4
Money market	1	2	—	6	9

Total net inflows	5	2	—	6	13
Net market appreciation	25	5	3	—	33
Transfers between sectors	(1)	—	1	—	—

Market value of assets under management at June 30, 2003	$341	$176	$44	$51	$612

(a)	Represents securities lending assets. Revenue earned on these assets is reported in Securities lending revenue on the income statement.

Noninterest revenue (continued)

Changes in market value of assets under management from June 30, 2002 to June 30, 2003

	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing(a)	Total
	(in billions)
Market value of assets under management at June 30, 2002	$317	$184	$44	$43	$588
Net inflows (outflows):
Long-term	7	—	—	—	7
Money market	11	(7)	—	11	15

Total net inflows (outflows)	18	(7)	—	11	22
Net market appreciation (depreciation)	2	(1)	(2)	—	(1)
Acquisitions/transfers between sectors	4	—	2	(3)	3

Market value of assets under management at June 30, 2003	$341	$176	$44	$51	$612

(a)	Represents securities lending assets. Revenue earned on these assets is reported in Securities lending revenue on the income statement.

Institutional trust and custody revenue

Institutional trust and custody fees are dependent on a number of factors including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided to the customers such as performance analytics. Institutional trust and custody revenue of $116 million increased $7 million, or 6% (unannualized), in the second quarter of 2003 compared to the first quarter of 2003, and decreased $9 million, or 7%, compared with the second quarter of 2002. The increase compared with the first quarter of 2003 was due to net new business and the impact of market appreciation on the level of assets under custody. The decrease compared with the second quarter 2002 was principally due to the formation of the ABN AMRO Mellon global custody joint venture on Dec. 31, 2002. Excluding the impact of the joint venture, institutional trust and custody fees were essentially flat compared with the second quarter of 2002 as net new business was offset by slowdowns in discretionary spending.

As shown in the following table, assets under administration or custody totaled $2.510 trillion at June 30, 2003, an increase of $210 billion, or 9%, compared with $2.300 trillion at March 31, 2003 and $297 billion, or 13%, compared with $2.213 trillion at June 30, 2002. The increase compared with March 31, 2003 resulted from market appreciation, the positive effect of favorable foreign exchange rates and new business conversions.

Noninterest revenue (continued)

Market value of assets under administration or custody at period end

	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
	(in billions)
Market value of assets under administration or custody(a)(b)	$2,510	$2,300	$2,276	$2,209	$2,213

S&P 500 Index—period end	975	848	880	815	990
S&P 500—daily average	938	861	887	895	1,070

(a)	Includes $382 billion of assets at June 30, 2003; $327 billion at March 31, 2003; $322 billion at Dec. 31, 2002; $315 billion at Sept. 30, 2002; and $326 billion at June 30, 2002, under administration or custody by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce. The market rate at the close of business was $.7373, $.6790, $.6339, $.6301, and $.6584 at June 30, 2003, March 31, 2003, Dec. 31, 2002, Sept. 30, 2002, and June 30, 2002, respectively, for one Canadian dollar.
(b)	Assets under administration or custody by ABN AMRO Mellon Global Securities Services B.V., a joint venture of the Corporation and ABN AMRO, included in the table above, were $262 billion at June 30, 2003, $218 billion at March 31, 2003, and $221 billion at Dec. 31, 2002. Assets under administration or custody by ABN AMRO Mellon, a previous strategic alliance of the Corporation and ABN AMRO, included in the table above, were $157 billion at Sept. 30, 2002; and $166 billion at June 30, 2002. The market rate at the close of business was $1.1496, $1.0911, $1.0462, $.9884, and $.9866 at June 30, 2003, March 31, 2003, Dec. 31, 2002, Sept. 30, 2002, and June 30, 2002, respectively, for one Euro.

Securities lending revenue

Securities lending revenue totaled $22 million in the second quarter of 2003 compared with $15 million in the first quarter of 2003 and $24 million in the second quarter of 2002. The increase compared with the first quarter of 2003 primarily resulted from higher seasonal volumes and wider international equity margins, which more than offset narrower domestic margins. The average level of securities on loan totaled $67 billion in the second quarter of 2003 compared with $55 billion in the first quarter of 2003 and $62 billion in the second quarter of 2002.

Human resources services fee revenue

Human resources services fee revenue generated from consulting, outsourcing and investor services totaled $245 million in the second quarter of 2003, an increase of $5 million, or 2% (unannualized), from the first quarter of 2003 primarily due to higher revenue relating to seasonal out-of-pocket expense reimbursements from clients. Human resources services fee revenue decreased $19 million, or 7%, from the second quarter of 2002. This decrease resulted from a 12% decrease in outsourcing revenues, reflecting the loss of revenues from former Unifi Network customers that had indicated their decision to terminate business prior to the closing of the acquisition in 2002, continued weakness in discretionary project spending by large corporate customers as well as lower volumes due to fewer clients and benefit plan participants, partially offset by new business. Consulting fee revenues decreased 9% compared with the second quarter of 2002 due principally to a slowdown in discretionary spending by large corporate customers since the first half of 2002.

Cash management revenue

Cash management fee revenue of $74 million in the second quarter of 2003 decreased $1 million, or 1% (unannualized), compared with the first quarter of 2003, and increased $3 million, or 5%, compared with the second quarter of 2002. The increase compared with the second quarter of 2002 primarily resulted from higher volumes of electronic and lockbox services. Fee revenue also increased due to the declining interest rate environment which resulted in lower compensating balance earnings for those customers maintaining

Noninterest revenue (continued)

balances in lieu of paying fees. Cash management fee revenue does not include revenue from customers holding compensating balances on deposits in lieu of paying cash fees. The earnings on these compensating balances are recognized in net interest revenue. As also discussed in Net interest revenue on page 30, beginning in July 2003, due to a change in the manner in which the Corporation will be paid for cash management services by the Department of the Treasury, a major cash management customer, such compensation will be recorded as fee revenue instead of net interest revenue. At current business levels, this would result in an increase in cash management revenue of $15 to $20 million per quarter with a corresponding decrease of $15 to $20 million per quarter in net interest revenue.

Foreign exchange revenue

Foreign exchange revenue totaled $28 million in the second quarter of 2003, a $10 million, or 28% (unannualized), decrease compared with the first quarter of 2003, and a $9 million, or 26%, decrease compared with the second quarter of 2002. These decreases relate to costs associated with hedging specific customer-driven options contracts during a period of market volatility offset, in part, by higher client revenue.

Financing-related revenue

Financing-related revenue primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on securitizations, loan sales and lease residuals; and returns from corporate-owned life insurance. Financing-related revenue totaled $38 million in the second quarter of 2003, an increase of $6 million, or 20%, compared with the first quarter of 2003, and remained unchanged compared with the second quarter of 2002. The increase compared with the first quarter of 2003 primarily reflects benefits received on corporate owned life insurance.

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

Equity investment revenue—gain (loss)

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Venture capital activity—realized and unrealized gain (loss):
Private and publicly held direct investments	$(5)	$11	$(22)	$6	$(17)
Third party indirect funds	(8)	(10)	17	(18)	17

Total venture capital activity	(13)	1	(5)	(12)	—

Equity income (loss) and gains on the sale of other equity investments	(5)	2	—	(3)	16

Total equity investment revenue	$(18)	$3	$(5)	$(15)	$16

Noninterest revenue (continued)

The Corporation’s direct venture capital investments are categorized as either “growth and buyout,” “technology,” or “financial services.” Losses from venture capital activities totaled $13 million in the second quarter of 2003 as negative fair valuation adjustments and management fees of $13 million for third party indirect funds and $5 million from privately held direct investments were offset by realized gains of $5 million from third party indirect funds. The negative fair value adjustments of the third party indirect funds were recorded across all sectors, while the negative valuation adjustments of direct investments primarily related to a telecommunication company in the technology sector. Results from venture capital activity were a gain of $1 million in the first quarter of 2003 and a loss of $5 million in the second quarter of 2002. At June 30, 2003, approximately 61% of the direct investment portfolio was risk rated as “superior” or “meets expectations,” the two best risk ratings, compared with approximately 60% at March 31, 2003. However, continued weakness in the economy and further deterioration in the equity markets could result in additional losses in the future. See pages 33 and 34 of the 2002 Financial Annual Report for a description of the risk rating categories and for a further discussion of the factors used in the valuation process of the venture capital investments. See the table on page 47 of this Report for the second quarter 2003 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Equity income from non-venture capital investments accounted for under the equity method of accounting, and other gains/losses from equity investments totaled a loss of $5 million in the second quarter of 2003 compared with gains of $2 million in the first quarter of 2003 and less than $1 million in the second quarter of 2002. The loss in the second quarter of 2003 primarily resulted from losses recorded in an investment in a Brazilian financial institution related to a tax settlement.

Gains on sales of securities

The gains on the sales of securities of $21 million in the second quarter of 2003 resulted from the sale of $485 million of other mortgage-backed securities. The sales and subsequent reinvestment of proceeds were undertaken to reduce the exposure of the portfolio to mortgage prepayments. At June 30, 2003, net unrealized gains remaining in the Corporation’s available for sale portfolio were $201 million, unchanged from March 31, 2003.

Year-to-date 2003 compared with year-to-date 2002

Fee revenue for the first six months of 2003 totaled $1.694 billion, a $172 million, or 9%, decrease compared with the first six months of 2002, primarily due to a 9% decrease in trust and investment fee revenue, lower equity investment revenue and lower foreign exchange revenue. The decrease in trust and investment fee revenue primarily resulted from a shift in the mix and a lower average level of assets under management, lower human resources services revenue and the Dec. 31, 2002, formation of the global custody joint venture ABN AMRO Mellon Global Securities Services B.V. The formation of this joint venture resulted in a $14 million reduction in fee revenue in the first six months of 2003 compared with the first six months of 2002.

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

Noninterest revenue (continued)

Gross joint venture fee revenue

	Quarter ended			Six months ended
	June 30, 2003(a)	March 31, 2003(a)	June 30, 2002	June 30, 2003(a)	June 30, 2002
	(in millions)
Trust and investment gross joint venture fee revenue	$96	$94	$73	$190	$144
Foreign exchange gross joint venture revenue	5	4	4	9	8

Total gross joint venture fee revenue	$101	$98	$77	$199	$152

(a)	Includes results of the joint venture with ABN AMRO, which was formed on Dec. 31, 2002, and which is accounted for under the equity method of accounting beginning in 2003.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $168 million in the second quarter of 2003, an increase of $8 million, or 5%, compared with $160 million in the first quarter of 2003 and an increase of $12 million, or 8%, compared with $156 million in the second quarter of 2002. The net interest margin was 2.94% in the second quarter of 2003, up 20 basis points compared with 2.74% in the first quarter of 2003 and 18 basis points compared with 2.76% in the second quarter of 2002. The increases in net interest revenue primarily resulted from a higher net interest margin due to numerous factors including the impact of higher interest revenue generated for services provided to the Department of the Treasury, a major cash management customer, as well as higher demand and money market deposits. Beginning in July 2003, due to a change in the manner in which the Corporation will be paid for cash management services by the Department of the Treasury, such compensation will be recorded as fee revenue. At current business levels, this would result in a reduction in net interest revenue of $15 to $20 million per quarter with a corresponding increase of $15 to $20 million per quarter in cash management revenue. The increase in net interest revenue compared with the second quarter 2002 was partially offset by the impact of the Dec. 31, 2002, formation of the ABN AMRO Mellon global custody joint venture, which resulted in a $3 million reduction in net interest revenue compared with the second quarter of 2002.

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

Year-to-date 2003 compared with year-to-date 2002

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $328 million and 2.84%, respectively, in the first six months of 2003, compared with $314 million and 2.84%, respectively, in the first six months of 2002. The $14 million increase in the net interest revenue primarily resulted from the same factors that caused an increase in the second quarter of 2003 over the prior year quarter and a higher level of interest-earning assets, which more than offset a $9 million reduction due to the formation of the ABN AMRO joint venture. Average interest-earning assets increased by more than $900 million in the first six months of 2003 compared with the first six months of 2002 primarily due to higher levels of securities and money market investments partially offset by a lower level of loans.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	June 30, 2003		March 31, 2003		June 30, 2002
	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
	(dollar amounts in millions)
Assets

Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,013	2.69%	$1,968	2.79%	$1,742	3.57%
Federal funds sold and securities under resale agreements	605	1.29	1,010	1.30	272	1.92
Other money market investments	147	2.30	144	1.60	114	2.46
Trading account securities	761	4.71	814	4.26	748	1.23
Securities:
U.S. Treasury and agency securities(a)	10,238	4.53	9,805	4.52	8,028	5.06
Obligations of states and political subdivisions(a)	519	6.83	505	6.98	381	6.95
Other(a)	687	11.34	1,253	8.82	1,428	7.81
Loans, net of unearned discount	7,915	3.84	8,212	4.00	9,662	4.58
Funds allocated to discontinued operations	—	—	—	—	246	1.96

Total interest-earning assets(b)	22,885	4.63	23,711	4.37	22,621	4.95
Cash and due from banks	2,181		2,323		2,987
Premises and equipment	699		704		712
Other assets of discontinued operations	—		—		234
Other assets(a)	8,480		8,468		6,819
Reserve for loan losses	(117)		(131)		(104)

Total assets	$34,128		$35,075		$33,269

Liabilities and shareholders’ equity

Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$7,945.74%		$7,554.98%		$5,796	1.55%
Savings certificates	240	2.40	237	2.31	243	3.47
Other time deposits	400	1.46	369	1.75	1,343	1.88
Deposits in foreign offices	4,550	1.17	3,634	1.40	3,605	1.97

Total interest-bearing deposits	13,135.94		11,794	1.16	10,987	1.77
Federal funds purchased and securities under repurchase agreements	2,515	1.16	983	0.90	2,555	1.62
U.S. Treasury tax and loan demand notes	86	1.02	52	1.04	386	1.35
Term federal funds purchased	511	1.26	198	1.28	817	1.82
Commercial paper	16.75		26	0.77	68	1.77
Other funds borrowed	583	6.76	646	6.24	581	3.31
Notes and debentures (with original maturities over one year)	4,312	3.16	4,428	2.67	4,142	3.39
Trust-preferred securities	1,040	5.00	1,009	7.93	978	8.08

Total interest-bearing liabilities	22,198	1.75	19,136	2.03	20,514	2.42
Total noninterest-bearing deposits	5,932		9,582		6,931
Other liabilities of discontinued operations	—		—		234
Other liabilities(a)	2,582		3,060		2,323

Total liabilities	30,712		31,778		30,002
Shareholders’ equity(a)	3,416		3,297		3,267

Total liabilities and shareholders’ equity	$34,128		$35,075		$33,269

Rates

Yield on total interest-earning assets		4.63%		4.37%		4.95%
Cost of funds supporting interest-earning assets		1.69		1.63		2.19

Net interest margin:
Taxable equivalent basis		2.94%		2.74%		2.76%
Without taxable equivalent increments		2.87		2.67		2.70

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
(b)	Yields on interest-earning assets include the impact of interest earned for services provided to the Department of the Treasury as shown in Note 10 on page 17.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET—AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Six months ended
	June 30, 2003		June 30, 2002
	Average balance	Average yields/rates	Average balance	Average yields/rates
	(dollar amounts in millions)
Assets

Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$1,991	2.74%	$1,872	3.41%
Federal funds sold and securities under resale agreements	806	1.29	339	2.08
Other money market investments	146	1.96	120	2.18
Trading account securities	787	4.48	718	1.32
Securities:
U.S. Treasury and agency securities(a)	10,023	4.53	7,377	5.54
Obligations of states and political subdivisions(a)	512	6.90	363	6.94
Other(a)	968	9.72	1,834	6.76
Loans, net of unearned discount	8,063	3.92	9,372	4.71
Funds allocated to discontinued operations	—	—	360	1.79

Total interest-earning assets(b)	23,296	4.50	22,355	4.99
Cash and due from banks	2,252		2,958
Premises and equipment	701		734
Other assets of discontinued operations	—		387
Other assets(a)	8,473		6,752
Reserve for loan losses	(124)		(102)

Total assets	$34,598		$33,084

Liabilities and shareholders’ equity

Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$7,751.86%		$5,863	1.55%
Savings certificates	238	2.36	249	3.32
Other time deposits	385	1.60	1,002	2.03
Deposits in foreign offices	4,094	1.27	3,457	1.98

Total interest-bearing deposits	12,468	1.04	10,571	1.78
Federal funds purchased and securities under repurchase agreements	1,753	1.09	2,455	1.56
U.S. Treasury tax and loan demand notes	69	1.02	426	1.42
Term federal funds purchased	356	1.27	454	1.82
Commercial paper	21	0.76	63	1.60
Other funds borrowed	614	6.49	574	3.44
Notes and debentures (with original maturities over one year)	4,370	2.91	4,091	3.41
Trust-preferred securities	1,024	6.43	976	8.16

Total interest-bearing liabilities	20,675	1.87	19,610	2.45
Total noninterest-bearing deposits	7,747		7,142
Other liabilities of discontinued operations	—		387
Other liabilities(a)	2,819		2,629

Total liabilities	31,241		29,768
Shareholders’ equity(a)	3,357		3,316

Total liabilities and shareholders’ equity	$34,598		$33,084

Rates

Yield on total interest-earning assets		4.50%		4.99%
Cost of funds supporting interest-earning assets		1.66		2.15

Net interest margin:
Taxable equivalent basis		2.84%		2.84%
Without taxable equivalent increments		2.77		2.78

(a)	Amounts and yields exclude adjustments to fair value and the related deferred tax effect required by FAS No. 115.
(b)	Yields on interest-earning assets include the impact of interest earned for services provided to the Department of the Treasury as shown in Note 10 on page 17.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(dollar amounts in millions)
Staff expense:
Compensation	$324	$327	$322	$651	$647
Employee benefits	58	59	39	117	76
Incentive(a)	78	67	97	145	211

Total staff expense	$460	$453	$458	$913	$934
Professional, legal and other purchased services	109	92	94	201	177
Net occupancy expense	65	64	60	129	123
Equipment expense	50	54	53	104	109
Business development	26	25	34	51	66
Communications expense	29	27	30	56	58
Amortization of intangible assets	4	5	4	9	7
Other expense	40	38	27	78	58

Total operating expense	$783	$758	$760	$1,541	$1,532

Efficiency ratio(b)	76%	75%	70%	75%	70%

Average full-time equivalent staff	23,000	23,500	24,100	23,300	24,000
Period-end headcount(c)	21,700	22,200	22,700	21,700	22,700

(a)	Effective Jan. 1, 2003, the Corporation began recording an expense for the estimated fair value of stock options using the prospective method under transitional guidance provided in Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Stock option expense totaled less than $1 million in both the second quarter of 2003 and first six months of 2003. See Note 2 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.
(b)	Operating expense as a percentage of fee and net interest revenue, computed on a taxable equivalent basis, excluding the gains on the sales of securities.
(c)	Period-end headcount does not include the equivalent staff impact of temporaries, contractors or overtime, which are included in average full-time equivalent staff.

Operating expense totaled $783 million in the second quarter of 2003, an increase of $25 million, or 3%, compared with the first quarter of 2003. This increase reflected higher professional, legal and other purchased services, higher incentive and severance expense and a $5 million charge at a subsidiary in Australia related to the reconciliation of client accounts related to actions which principally occurred prior to the increase in the Corporation’s ownership from 30% to 100% of the company. The increase in professional, legal and other purchased services was due in part to expenses incurred in support of business growth and a higher level of out-of-pocket client reimbursable expenses. Reimbursable out-of-pocket expenses, the reimbursement of which is recorded in revenue, totaled $31 million in the second quarter 2003 compared with $25 million in the first quarter 2003 and $33 million in the second quarter 2002. Incentive expense increased $11 million and severance expense (included in compensation expense above) increased $4 million, while base compensation expense was $7 million lower reflecting a reduction in headcount of approximately 500. In addition, the translation impact of the weaker dollar on non-U.S. expenses accounted for a $3 million increase in expenses.

Operating expense increased $23 million, or 3%, compared with the second quarter of 2002 primarily due to higher employee benefits expense for pension and medical benefits, an increase in professional, legal and other purchased services, higher severance, the reconciliation error discussed above, and a $9 million translation impact from the weaker dollar on non-U.S. expenses. The increase was partially offset by the impact of the formation of the ABN AMRO Mellon joint venture, lower advertising and travel expenses and lower incentive and base compensation expense. The formation of the ABN AMRO Mellon global custody joint venture resulted in a $9 million reduction in operating expenses compared with the second quarter of 2002.

Operating expense (continued)

Year-to-date 2003 compared with year-to-date 2002

Operating expense for the first six months of 2003 totaled $1.541 billion, a $9 million, or 1%, increase compared with the first six months of 2002, as lower incentive and base compensation expense, lower advertising and travel expense and a $17 million expense reduction due to the formation of the ABN AMRO Mellon joint venture primarily offset the impact of a lower pension credit and higher medical and other benefits expense, higher professional, legal and other purchased services and the translation impact of a weaker dollar.

Income taxes

The provision for income taxes from continuing operations totaled $79 million in the second quarter of 2003 compared with $49 million in the second quarter of 2002. The Corporation’s effective tax rate on income from continuing operations was 31.4% for the second quarter of 2003, compared with 32.8% for the full-year 2002. It is currently anticipated that the effective tax rate will remain approximately the same as the second quarter of 2003 for the balance of 2003.

Business sectors

Quarterly data

	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$143	$122	$136	$122	$124	$143	$69	$70	$79	$334	$316	$358
Other fee revenue	3	4	2	—	—	(1)	4	3	2	7	7	3
Net interest revenue (expense)	(4)	(4)	(7)	(1)	(2)	2	59	58	54	54	52	49

Total revenue	142	122	131	121	122	144	132	131	135	395	375	410
Credit quality expense	—	—	—	—	—	—	—	—	—	—	—	—
Operating expense	115	114	109	79	77	86	73	68	66	267	259	261

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	27	8	22	42	45	58	59	63	69	128	116	149
Income taxes (benefits)	9	3	9	15	16	23	22	22	25	46	41	57

Income (loss) from continuing operations before cumulative effect of accounting change	18	5	13	27	29	35	37	41	44	82	75	92
Cumulative effect of accounting change(a)	—	—	—	—	—	—	—	—	—	—	—	—

Income from continuing operations	18	5	13	27	29	35	37	41	44	82	75	92
Income from discontinued operations after-tax(a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$18	$5	$13	$27	$29	$35	$37	$41	$44	$82	$75	$92

Average loans	$—	$—	$—	$—	$—	$—	$2.8	$2.7	$2.7	$2.8	$2.7	$2.7
Average assets(b)	$1.4	$1.4	$1.2	$0.6	$0.7	$0.7	$5.5	$5.4	$5.0	$7.5	$7.5	$6.9
Average deposits	$—	$—	$—	$—	$—	$—	$4.6	$4.6	$4.4	$4.6	$4.6	$4.4
Average common equity	$0.5	$0.5	$0.2	$0.2	$0.2	$0.4	$0.4	$0.4	$0.2	$1.1	$1.1	$0.8
Average Tier I preferred equity	$0.3	$0.3	$—	$0.1	$0.1	$—	$0.2	$0.2	$—	$0.6	$0.6	$—

Return on common equity(c)(d)	15%	4%	24%	47%	51%	34%	36%	39%	82%	30%	27%	43%
Pre-tax operating margin(c)	19%	6%	17%	35%	37%	40%	45%	48%	51%	32%	31%	36%
Percentage of core sector revenue	14%	12%	12%	11%	12%	13%	13%	13%	13%	38%	37%	38%
Percentage of core sector income before taxes	10%	3%	7%	16%	18%	18%	23%	26%	22%	49%	47%	47%

For the six months ended June 30,

	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
	2003	2002	2003	2002	2003	2002	2003	2002
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$265	$286	$246	$285	$139	$159	$650	$730
Other fee revenue	7	6	—	(2)	7	5	14	9
Net interest revenue (expense)	(8)	(14)	(3)	3	117	108	106	97

Total revenue	264	278	243	286	263	272	770	836
Credit quality expense	—	—	—	—	—	1	—	1
Operating expense	229	226	156	170	141	136	526	532

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	35	52	87	116	122	135	244	303
Income taxes (benefits)	12	20	31	47	44	48	87	115

Income (loss) from continuing operations before cumulative effect of accounting change	23	32	56	69	78	87	157	188
Cumulative effect of accounting change(a)	—	—	—	—	—	—	—	—

Income from continuing operations	23	32	56	69	78	87	157	188
Income from discontinued operations after-tax(a)	—	—	—	—	—	—	—	—

Net income (loss)	$23	$32	$56	$69	$78	$87	$157	$188

Average loans	$—	$—	$—	$—	$2.8	$2.6	$2.8	$2.6
Average assets(b)	$1.4	$1.2	$0.6	$0.7	$5.5	$5.0	$7.5	$6.9
Average deposits	$—	$—	$—	$—	$4.6	$4.4	$4.6	$4.4
Average common equity	$0.5	$0.2	$0.2	$0.4	$0.4	$0.2	$1.1	$0.8
Average Tier I preferred equity	$0.3	$—	$0.1	$—	$0.2	$—	$0.6	$—

Return on common equity(c)(d)	10%	28%	49%	35%	37%	83%	28%	45%
Pre-tax operating margin(c)	13%	19%	36%	41%	46%	50%	32%	36%
Percentage of core sector revenue	13%	13%	12%	13%	13%	13%	38%	39%
Percentage of core sector income before taxes	7%	8%	17%	19%	24%	21%	48%	48%

(a)	The cumulative effect of accounting change recorded in the first quarter of 2003 and income from discontinued operations have not been allocated to any of the Corporation’s reportable sectors.
(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.
(c)	On a continuing operations basis.
(d)	Return on common equity is annualized.
Note:	Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data

	Asset Servicing			Human Resources Services			Treasury Services			Total Corporate & Institutional Services
	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$127	$116	$134	$254	$248	$275	$3	$2	$2	$384	$366	$411
Other fee revenue	21	33	34	1	4	4	90	90	90	112	127	128
Net interest revenue (expense)	23	20	24	1	(2)	(6)	120	119	120	144	137	138

Total revenue	171	169	192	256	250	273	213	211	212	640	630	677
Credit quality expense	—	—	—	—	—	—	—	4	—	—	4	—
Operating expense	129	127	135	258	249	256	120	119	117	507	495	508

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	42	42	57	(2)	1	17	93	88	95	133	131	169
Income taxes (benefits)	15	15	20	(2)	—	6	33	31	34	46	46	60

Income (loss) from continuing operations before cumulative effect of accounting change	27	27	37	—	1	11	60	57	61	87	85	109
Cumulative effect of accounting change(a)	—	—	—	—	—	—	—	—	—	—	—	—

Income from continuing operations	27	27	37	—	1	11	60	57	61	87	85	109
Income from discontinued operations after-tax(a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$27	$27	$37	$—	$1	$11	$60	$57	$61	$87	$85	$109

Average loans	$0.1	$—	$—	$—	$—	$—	$3.7	$4.0	$5.5	$3.8	$4.0	$5.5
Average assets(b)	$5.7	$5.4	$4.6	$2.2	$2.2	$1.7	$10.1	$14.1	$9.4	$18.0	$21.7	$15.7
Average deposits	$4.2	$3.5	$3.4	$0.3	$0.1	$0.1	$8.5	$12.4	$8.0	$13.0	$16.0	$11.5
Average common equity	$0.6	$0.5	$0.5	$0.5	$0.4	$0.3	$1.1	$1.2	$1.0	$2.2	$2.1	$1.8
Average Tier I preferred equity	$0.1	$0.1	$—	$0.2	$0.2	$—	$0.1	$0.1	$0.2	$0.4	$0.4	$0.2

Return on common equity(c)(d)	19%	21%	32%	—%	1%	15%	22%	19%	24%	16%	16%	25%
Pre-tax operating margin(c)	25%	25%	30%	(1)%	—%	6%	44%	42%	45%	21%	21%	25%
Percentage of core sector revenue	16%	17%	18%	25%	25%	25%	21%	21%	19%	62%	63%	62%
Percentage of core sector income before taxes	16%	17%	18%	(1)%	—%	5%	36%	36%	30%	51%	53%	53%

For the six months ended June 30,

	Asset Servicing		Human Resources Services		Treasury Services		Total Corporate & Institutional Services
	2003	2002	2003	2002	2003	2002	2003	2002
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$243	$256	$502	$554	$5	$4	$750	$814
Other fee revenue	54	66	5	5	180	175	239	246
Net interest revenue (expense)	43	52	(1)	(12)	239	233	281	273

Total revenue	340	374	506	547	424	412	1,270	1,333
Credit quality expense	—	—	—	—	4	1	4	1
Operating expense	256	264	507	508	239	229	1,002	1,001

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	84	110	(1)	39	181	182	264	331
Income taxes (benefits)	30	39	(2)	14	64	65	92	118

Income (loss) from continuing operations before cumulative effect of accounting change	54	71	1	25	117	117	172	213
Cumulative effect of accounting change(a)	—	—	—	—	—	—	—	—

Income from continuing operations	54	71	1	25	117	117	172	213
Income from discontinued operations after-tax(a)	—	—	—	—	—	—	—	—

Net income (loss)	$54	$71	$1	$25	$117	$117	$172	$213

Average loans	$—	$—	$—	$—	$3.9	$5.4	$3.9	$5.4
Average assets(b)	$5.5	$4.5	$2.2	$1.7	$12.1	$9.6	$19.8	$15.8
Average deposits	$3.9	$3.3	$0.2	$0.1	$10.4	$8.3	$14.5	$11.7
Average common equity	$0.5	$0.5	$0.5	$0.3	$1.2	$1.0	$2.2	$1.8
Average Tier I preferred equity	$0.1	$—	$0.2	$—	$0.1	$0.2	$0.4	$0.2

Return on common equity(c)(d)	20%	30%	—%	18%	21%	23%	16%	24%
Pre-tax operating margin(c)	25%	29%	—%	7%	43%	44%	21%	25%
Percentage of core sector revenue	16%	17%	25%	25%	21%	19%	62%	61%
Percentage of core sector income before taxes	16%	17%	—%	6%	36%	29%	52%	52%

(a)	The cumulative effect of accounting change recorded in the first quarter of 2003 and income from discontinued operations have not been allocated to any of the Corporation’s reportable sectors.
(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.
(c)	On a continuing operations basis.
(d)	Return on common equity is annualized.
Note:	Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data

	Total Core Sectors			Other Activity			Consolidated Results
	2Q03	1Q03	2Q02	2Q03	1Q03	2Q02	2Q03	1Q03		2Q02
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$718	$682	$769	$(1)	$—	$(1)	$717	$682		$768
Other fee revenue(a)	119	134	131	50	45	36	169	179		167
Net interest revenue (expense)(b)	198	189	187	(30)	(29)	(31)	168	160		156

Total revenue	1,035	1,005	1,087	19	16	4	1,054	1,021		1,091
Credit quality expense	—	4	—	3	—	160	3	4		160
Operating expense	774	754	769	9	4	(9)	783	758		760

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	261	247	318	7	12	(147)	268	259		171
Income taxes (benefits)(c)	92	87	117	3	5	(52)	95	92		65

Income (loss) from continuing operations before cumulative effect of accounting change	169	160	201	4	7	(95)	173	167		106
Cumulative effect of accounting change(d)	—	—	—	—	(7)	—	—	(7)		—

Income from continuing operations	169	160	201	4	—	(95)	173	160		106
Income from discontinued operations after-tax(d)	—	—	—	—	—	—	2	1		3

Net income (loss)	$169	$160	$201	$4	$—	$(95)	$175	$161		$109

Average loans	$6.6	$6.7	$8.2	$1.3	$1.5	$1.5	$7.9	$8.2		$9.7
Average assets(e)	$25.5	$29.2	$22.6	$8.8	$6.1	$10.3	$34.3	$35.3		$33.4
Average deposits	$17.6	$20.6	$15.9	$1.5	$0.8	$2.0	$19.1	$21.4		$17.9
Average common equity	$3.3	$3.2	$2.6	$0.3	$0.2	$0.8	$3.6	$3.4		$3.4
Average Tier I preferred equity	$1.0	$1.0	$0.2	$—	$—	$0.8	$1.0	$1.0		$1.0

Return on common equity(f)(g)	21%	20%	31%	N/M	N/M	N/M	20%	20	%(h)	13%
Pre-tax operating margin(f)	25%	25%	29%	N/M	N/M	N/M	25%	25%		16%

For the six months ended June 30,

	Total Core Sectors		Other Activity		Consolidated Results
	2003	2002	2003	2002	2003		2002
	(dollar amounts in millions, averages in billions; presented on an FTE basis)
Revenue:
Trust and investment fee revenue	$1,400	$1,544	$(1)	$(1)	$1,399		$1,543
Other fee revenue(a)	253	255	95	90	348		345
Net interest revenue (expense)(b)	387	370	(59)	(56)	328		314

Total revenue	2,040	2,169	35	33	2,075		2,202
Credit quality expense	4	2	3	162	7		164
Operating expense	1,528	1,533	13	(1)	1,541		1,532

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	508	634	19	(128)	527		506
Income taxes (benefits)(c)	179	233	8	(44)	187		189

Income (loss) from continuing operations before cumulative effect of accounting change	329	401	11	(84)	340		317
Cumulative effect of accounting change(d)	—	—	(7)	—	(7)		—

Income from continuing operations	329	401	4	(84)	333		317
Income from discontinued operations after-tax(d)	—	—	—	—	3		8

Net income (loss)	$329	$401	$4	$(84)	$336		$325

Average loans	$6.7	$8.0	$1.4	$1.4	$8.1		$9.4
Average assets(e)	$27.3	$22.7	$7.5	$9.8	$34.8		$33.2
Average deposits	$19.1	$16.1	$1.1	$1.6	$20.2		$17.7
Average common equity	$3.3	$2.6	$0.2	$0.8	$3.5		$3.4
Average Tier I preferred equity	$1.0	$0.2	$—	$0.8	$1.0		$1.0

Return on common equity(f)(g)	20%	31%	N/M	N/M	20	%(h)	19%
Pre-tax operating margin(f)	25%	29%	N/M	N/M	25%		23%

(a)	Consolidated results include FTE impact of $12 million, $9 million and $12 million for the second quarter of 2003, first quarter of 2003 and second quarter of 2002, respectively, and $21 million and $22 million for the first six months of 2003 and the first six months of 2002, respectively.
(b)	Consolidated results include FTE impact of $4 million, $4 million and $4 million for the second quarter of 2003, first quarter of 2003 and second quarter of 2002, respectively, and $8 million and $6 million for the first six months of 2003 and the first six months of 2002, respectively.
(c)	Consolidated results include FTE impact of $16 million, $13 million and $16 million for the second quarter of 2003, first quarter of 2003 and second quarter of 2002, respectively, and $29 million and $28 million for the first six months of 2003 and the first six months of 2002, respectively.
(d)	The cumulative effect of accounting change recorded in the first quarter of 2003 and income from discontinued operations have not been allocated to any of the Corporation’s reportable sectors.
(e)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million, $- million and $480 million for the second quarter of 2003, first quarter of 2003 and second quarter of 2002, respectively, and $- million and $747 million for the first six months of 2003 and the first six months of 2002, respectively.
(f)	On a continuing operations basis.
(g)	Return on common equity is annualized.
(h)	Ratio is before the cumulative effect of a change in accounting principle.
Note:	Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

N/M—Not meaningful

Business sectors (continued)

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two major classes of customers—high net worth individuals/families and large institutional customers. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors. In addition, Other Activity, as discussed further on pages 45 and 46, consists of all activities not aggregated in the Corporation’s core business sectors. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2002 Financial Annual Report to Shareholders except: other fee revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); and credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk assessments and factors and, where appropriate, regulatory guidelines. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the first quarter of 2003, the Corporation revised its capital allocations to the core business sectors to better reflect the economic capital required for these businesses, and in anticipation of an increase in required capital as proposed by the new Basel accord.

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

Business sectors (continued)

Institutional Asset Management

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$143	$122	$136	$265	$286
Other fee revenue	$3	$4	$2	$7	$6
Net interest revenue (expense)	$(4)	$(4)	$(7)	$(8)	$(14)

Total revenue	$142	$122	$131	$264	$278
Total operating expense	$115	$114	$109	$229	$226
Income before taxes	$27	$8	$22	$35	$52
Return on common equity (annualized)	15%	4%	24%	10%	28%
Pre-tax operating margin	19%	6%	17%	13%	19%

Assets under management:
Total assets under management	$341	$312	$317
Plus: subadvised for other Mellon sectors	17	15	17

	358	327	334
Assets under administration or custody	$14	$13	$7

S&P 500 Index—period end	975	848	990	975	990
S&P 500 Index—daily average	938	861	1,070	900	1,100

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. MIAM offers its investors access to a wide spectrum of investment styles and asset classes, ranging from active growth equity strategies to emerging markets to fixed income and asset allocation solutions. Most of these strategies are available on a separate account and pooled fund basis. The MIAM clients are predominately institutional investors (Corporations, Financial Institutions, Public Plan Sponsors, Foundations/Endowments, Insurance Companies, and Taft Hartley plans) although through its global distributor, MGI, funds are also sold to individuals via brokers. MIAM reaches its institutional investors through direct sales, consultant relationships and sub-advisory relationships. The results of the Institutional Asset Management sector are primarily driven by the period-end levels of assets managed as well as the mix of those assets, as shown in the tables on pages 25 and 26. Managed equity assets generate higher percentage fees than money market and bond assets. In addition, performance fees may be generated by the performance of the managed funds exceeding peer or equity markets benchmarks. Expenses associated with the Institutional Asset Management Sector are predominately driven by staffing costs and incentives. Incentives are directly associated with the performance of the individual asset management companies and new business generation.

The 17% increase in revenue in the second quarter of 2003 compared with the first quarter of 2003 was due to an $8 million increase in performance fees, as well as a 10% increase in investment management fees, which are based on the market value of assets under management. Operating expense increased 1% in the second quarter of 2003 compared with the first quarter of 2003, due to the translation impact of the weaker dollar on non-U.S. expenses, resulting in a $19 million increase in income before taxes. The 9% increase in revenue in the second quarter of 2003 compared with the second quarter of 2002 was primarily due to a $4 million increase in performance fees and a $4 million increase in investment management fees. Operating expense increased 6% compared with the second quarter of 2002, primarily due to the translation

Business sectors (continued)

impact of the weaker dollar on non-U.S. expenses. Excluding this factor, expenses were essentially flat compared with the prior year period. Income before taxes increased $5 million, or 25% compared with the second quarter of 2002. As shown in the table on the prior page, assets under management increased $31 billion and $24 billion, respectively, from March 31, 2003, and June 30, 2002, from market appreciation and net inflows as shown in the tables on pages 25 and 26.

On a year-to-date basis, revenue decreased 5% from the prior year, primarily due to a $14 million decrease in performance fees. Expenses increased $3 million, or 1%, year-to-date, resulting in a $17 million decrease in income before taxes. The increase in expenses was due to the translation impact of the weaker dollar on non-U.S. operations, which more than offset a decrease in staff expense and lower discretionary expenses.

Mutual Funds

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$122	$124	$143	$246	$285
Other fee revenue	$—	$—	$(1)	$—	$(2)
Net interest revenue (expense)	$(1)	$(2)	$2	$(3)	$3

Total revenue	$121	$122	$144	$243	$286
Total operating expense	$79	$77	$86	$156	$170
Income before taxes	$42	$45	$58	$87	$116
Return on common equity (annualized)	47%	51%	34%	49%	35%
Pre-tax operating margin	35%	37%	40%	36%	41%
Assets under management	$176	$169	$184
Less: subadvised by other Mellon sectors	(19)	(17)	(20)

	157	152	164
S&P 500 Index—period end	975	848	990	975	990
S&P 500 Index—daily average	938	861	1,070	900	1,100

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), separately managed accounts and variable annuities. These products are sold through intermediaries (brokers, financial institutions and insurance companies) and directly to individuals. The results of the Mutual Fund sector are driven by average asset levels and the mix of assets managed. Generally, actively managed equity funds generate higher fees than fixed income funds, index funds and money market funds. In addition, results are impacted by sales of fee-based products such as fixed and variable annuities. Expenses are impacted by sales of long-term funds and fee-based products, asset levels of money market funds and the cost of advertising and marketing new and existing products.

Revenue decreased 1% in the second quarter of 2003 compared with the first quarter of 2003, primarily due to lower management fee revenue from institutional money market funds, partially offset by revenue related to positive flows into separately managed accounts and higher fees from equity mutual funds due to the improvement in the equity markets. Expenses increased 3%, resulting in a 7% decrease in income before taxes compared with the first quarter of 2003.

Revenue decreased 16% compared with the second quarter of 2002 principally due to a lower average level of equity funds resulting primarily from the decline in the equity markets, and a lower average level of

Business sectors (continued)

money market assets due to net outflows, partially offset by higher fees from separately managed accounts. Expenses decreased 8%, as a result of lower incentive and advertising expense. Income before taxes decreased 28% compared with the second quarter of 2002. Assets under management for this sector of $157 billion were up 4% from $152 billion at March 31, 2003, and down 4% from $164 billion at June 30, 2002.

On a year-to-date basis, revenue decreased 15% from the prior year, primarily due to lower average levels of equity funds and institutional money market funds, partially offset by an increase in revenue from separately managed accounts and fixed income funds. Expenses decreased 9% as a result of lower staff, incentive and advertising expense. Income before taxes was down 25% from the first six months of 2002.

Private Wealth Management

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$69	$70	$79	$139	$159
Other fee revenue	$4	$3	$2	$7	$5
Net interest revenue	$59	$58	$54	$117	$108

Total revenue	$132	$131	$135	$263	$272
Credit quality expense	$—	$—	$—	$—	$1
Total operating expense	$73	$68	$66	$141	$136
Income before taxes	$59	$63	$69	$122	$135
Return on common equity (annualized)	36%	39%	82%	37%	83%
Pre-tax operating margin	45%	48%	51%	46%	50%
Total client assets at beginning of quarter	$64	$66	$74
Assets under management net inflows	—	—	1
Assets under administration or custody net inflows (outflows)	1	1	1
Transfer from Institutional Asset Management	1	—	—
Market appreciation (depreciation)	3	(3)	(6)

Total client assets at end of quarter(a)	$69	$64	$70

S&P 500 Index—period end	975	848	990	975	990
S&P 500 Index—daily average	938	861	1,070	900	1,100

(a)	Includes assets under management of $44 million, $40 million and $44 million, respectively.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than sixty locations in fourteen states, including the recent addition of eighteen new offices throughout Pennsylvania and the Mid-Atlantic region. The results of the Private Wealth Management sector are driven by the level of assets managed and custodied as well as the mix of those assets and the level of activity in client accounts. Net interest revenue is determined by the level and spread of loans and deposits. Expenses of this sector are driven by staff expense in the investment management, sales, service and support groups.

Revenue increased $1 million in the second quarter of 2003 compared with the first quarter of 2003, due to higher net interest revenue. Operating expense increased 7%, due to higher occupancy expense, resulting in a 7% decrease in income before taxes compared with the first quarter of 2003.

Business sectors (continued)

Revenue decreased 2% compared with the second quarter of 2002 reflecting the impact of the weak equity markets partially offset by higher net interest revenue. Expenses increased 9% primarily reflecting increased occupancy expense related to the build-out of wealth offices. Income before taxes decreased 14% compared with the second quarter of 2002. Client assets were $69 billion at June 30, 2003, an increase of 8% from March 31, 2003, and a decrease of 1% from June 30, 2002, reflecting the impact of the equity markets.

On a year-to-date basis, revenue decreased 3% and expenses increased 4%, resulting in a 10% decrease in income before taxes. The decrease in revenue from the first six months of 2002 primarily reflects the impact of weak equity markets. The increase in expense primarily relates to the build-out of wealth offices mentioned previously.

Asset Servicing

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$127	$116	$134	$243	$256
Other fee revenue(a)	$21	$33	$34	$54	$66
Net interest revenue	$23	$20	$24	$43	$52

Total revenue	$171	$169	$192	$340	$374
Total operating expense	$129	$127	$135	$256	$264
Income before taxes	$42	$42	$57	$84	$110
Return on common equity (annualized)	19%	21%	32%	20%	30%
Pre-tax operating margin	25%	25%	30%	25%	29%

Assets under management	$51	$45	$43
Assets under administration or custody	$2,369	$2,157	$2,066

S&P 500 Index—period end	975	848	990	975	990
S&P 500 Index—daily average	938	861	1,070	900	1,100

(a)	Primarily consists of foreign exchange revenue.

Asset Servicing includes institutional trust and custody and related services such as foreign exchange and derivative products, securities lending, backoffice outsourcing, performance measurement, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration and web-based investment management software. These services and products are provided to corporate and public retirement funds, foundations and endowments and global financial institutions including investment managers, insurance companies and mutual funds. As a global service provider, these products are distributed through the franchise’s sales organization along with the Corporation’s joint venture partners, CIBC Mellon, ABN AMRO Mellon and Russell Mellon. Internet based investment manager software solutions are provided by Eagle Investment Systems.

The results of the Asset Servicing sector are driven by a number of factors which include the market value of assets under administration and custody as well as the level of transaction activity and extent of services provided including custody, accounting, administration, daily valuations, performance measurement, securities lending, foreign exchange, and investment manager backoffice outsourcing. Market interest rates and changes to them impact both securities lending revenue and the earnings and value of client cash balances. Foreign exchange revenues are directly influenced by the volume of client transactions and the spread realized on such transactions, and indirectly influenced by factors including market volatility in major currencies, the level of cross-border assets held in custody for clients, and the level and nature of underlying

Business sectors (continued)

cross-border investment and other transactions undertaken by corporate and institutional clients. Eagle Investment Systems fee revenue is dependent on investment manager discretionary spending for license and development fees and professional services. Sector expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to subcustodians are driven by market values of global assets and related transaction volumes.

The 1% increase in revenue compared with the first quarter of 2003 was due to a seasonal increase in securities lending fees, net new business and a favorable market impact, partially offset by lower foreign exchange revenue. Operating expenses increased primarily from the translation impact of the weaker dollar on non-U.S. expenses. Income before taxes was unchanged compared with the first quarter of 2003.

Revenue and expenses in the second quarter of 2003 compared to the second quarter of 2002 were impacted by the Dec. 31, 2002, formation of the ABN AMRO Mellon global custody joint venture. Excluding the impact of this joint venture, revenue decreased 6% primarily from lower foreign exchange revenue and a slowdown in spending for professional and license fees for software products offered by Eagle Investment Systems, which more than offset growth in institutional trust and custody fees from net new business wins, and higher net interest revenue. Operating expense, excluding the impact of the joint venture, increased 2% primarily due the translation impact of the weaker dollar on non-U.S. expenses. Income before taxes decreased 26% compared with the second quarter of 2002. Assets under administration or custody for this sector were $2.369 trillion at June 30, 2003, an increase of $212 billion, or 10%, compared with March 31, 2003, and an increase of $303 billion, or 15%, compared with June 30, 2002. The increase compared with March 31, 2003, resulted from market appreciation, the positive effect of foreign exchange rates and new business conversions.

Revenue and expenses on a year-to-date basis were also impacted by the formation of the ABN AMRO Mellon global custody joint venture. Excluding the impact of the joint venture, revenue decreased 3%, primarily due to lower foreign exchange revenue. Operating expenses, excluding the impact of the joint venture, increased 4%, due primarily to the translation impact of the weaker dollar on non-U.S. expenses. Income before taxes was down 23% from the first six months of 2002.

Human Resources Services(a)

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(income statement dollar amounts in millions, asset dollar amounts in billions)
Trust and investment fee revenue	$254	$248	$275	$502	$554
Other fee revenue	$1	$4	$4	$5	$5
Net interest revenue (expense)	$1	$(2)	$(6)	$(1)	$(12)

Total revenue	$256	$250	$273	$506	$547
Total operating expense	$258	$249	$256	$507	$508
Income before taxes	$(2)	$1	$17	$(1)	$39
Return on common equity (annualized)	—%	1%	15%	—%	18%
Pre-tax operating margin	(1)%	—%	6%	—%	7%

Assets under administration or custody	$107	$112	$121

S&P 500 Index—period end	975	848	990	975	990
S&P 500 Index—daily average	938	861	1,070	900	1,100

(a)	Amounts do not necessarily agree with those presented in Noninterest Revenue on page 22 because sector amounts include revenue transferred between sectors under revenue transfer agreements.

Business sectors (continued)

Human Resources (HR) Services provides human resources consulting, outsourcing and administrative services that leverage technology to support client HR administration and employee benefit plan administration, as well as investor services such as shareholder and securities transfer services. Consulting fee revenue is dependent on large corporate discretionary spending on actuarial services, compensation and benefits consulting and project work. Clients are generally billed on an hourly basis at rates that vary based upon staff level and experience. Consultant utilization, a key statistic, is a function of work levels and headcount. Outsourcing and benefit plan administration are influenced by number of employees serviced, plan participant counts, volume of transactions processed, project work and market value of benefit plan assets under administration. Investor services consist of a diverse array of products to shareholders and corporations including stock transfer and record keeping services, investment plan services, demutualizations, corporate actions and unclaimed property services. Investor Services derives fee revenue from earnings related to customer balances maintained in an agency capacity. These balances totaled $615 million at June 30, 2003. Sector expenses are driven by staff, equipment and space required to support the services provided by the sector.

Compared with the first quarter of 2003, revenue increased 3% and expenses increased 4%, resulting in a $3 million decrease in income before taxes. Both revenues and expenses reflected higher seasonal out-of-pocket client reimbursable expenses, compared with the first quarter of 2003. In addition, second quarter 2003 expenses included severance expense.

Compared with the second quarter of 2002, revenue decreased 6% and expenses increased 1%, resulting in a $19 million decrease in income before taxes. The sector revenue decline was driven by a 13% decline in outsourcing revenue and a 5% decline in consulting revenue. The decline in outsourcing revenue was primarily due to the loss of revenues from former Unifi Network customers that had indicated their decisions to terminate business prior to the close of the Unifi Network acquisition in 2002. The decrease also reflected reduced discretionary project spending by large corporate customers as well as lower volumes due to fewer clients and benefit plan participants. Revenue from new business partially offset the negative impact. The decline in consulting revenue was due principally to a slowdown in discretionary spending by large corporate customers. The slight increase in sector expense primarily reflected severance expense recorded in the second quarter of 2003.

On a year-to-date basis, revenue for the HR Services sector decreased 7%, reflecting decreases in outsourcing and consulting revenues as described above. Operating expenses for the first six months of 2003 approximated the first six months of 2002 levels. Income before taxes was down $40 million from the first six months of 2002.

Treasury Services

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(income statement dollar amounts in millions)
Trust and investment fee revenue	$3	$2	$2	$5	$4
Other fee revenue	$90	$90	$90	$180	$175
Net interest revenue	$120	$119	$120	$239	$233

Total revenue	$213	$211	$212	$424	$412
Credit quality expense	$—	$4	$—	$4	$1
Total operating expense	$120	$119	$117	$239	$229
Income before taxes	$93	$88	$95	$181	$182
Return on common equity (annualized)	22%	19%	24%	21%	23%
Pre-tax operating margin	44%	42%	45%	43%	44%

Business sectors (continued)

Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance, securities underwriting and trading and the activities of Mellon 1st Business Bank, National Association, in California. Global cash management results are driven by electronic cash management activity including: automated clearing house, wire transfer and telecash; remittance processing services, primarily corporate and retail lockbox; and ancillary processing services for imaging and storage activities. The other significant driver is the net interest revenue earned from the deposit balances generated by activity across the business operations. These products are provided to large corporations, banks, brokers, insurance companies and government agencies.

The results of the Treasury Services sector’s lending lines of business—Large Corporate, AFCO, Real Estate Finance, and Mellon 1st Business Bank—are driven by the level of commitments, and fees applicable to these commitments, and the level of outstanding loans and the spreads on these loans. The results are further impacted by the risk profile that the Corporation will accept and, in the case of Mellon 1st Business Bank, its ability to gather significant levels of deposits. Securities underwriting results are driven by the general volatility of the bond and fixed income markets and the Corporation’s ability to generate new underwritings. In accordance with the Corporation’s management accounting reporting practices, credit quality expense for the core sectors reflects net credit losses, not the provision for credit losses. Therefore, a provision for credit losses is not included in the Treasury Services sector results. As also discussed in Other Activity below, when a determination is made that a lending arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors.

Revenue for this sector increased by 1% in the second quarter of 2003 compared to the first quarter of 2003, due primarily to higher net interest revenue. Credit quality expense decreased $4 million, while operating expenses increased by 1%, resulting in a 5% increase in income before taxes.

Revenue increased 1% in the second quarter of 2003 compared to the second quarter of 2002, due to higher cash management fees, partially offset by lower securities underwriting revenues. Operating expenses increased by 3% due to higher employee benefits expense, resulting in a 2% decrease in income before taxes.

On a year-to-date basis, revenue increased by 3% due to higher cash management revenue and net interest revenue, somewhat offset by reduced earnings on lower levels of loans. Operating expenses increased 4% in the first six months of 2003, due in part to higher employee benefits and other expenses. In addition, credit quality expense increased $3 million, resulting in a less than 1% decrease in income before taxes.

Other Activity

Other Activity includes results for large ticket leasing, which is in a runoff mode, and certain lending relationships that are part of the Corporation’s business exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated for management reporting purposes to the core business sectors.

Business sectors (continued)

Other Activity—income (loss) from continuing operations before taxes (benefits)

	Quarter ended			Six months ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions)
Business exits activity	$16	$9	$2	$25	$9
Venture capital activity	(23)	(9)	(16)	(32)	(19)
Corporate activity/other	14	12	(133)	26	(118)

Total—Other Activity	$7	$12	$(147)	$19	$(128)

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

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis and totaled less than $1 million in the second quarter of 2003. Credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors. The Corporation’s business exits strategy is to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist, or for which the customer does not meet the Corporation’s credit quality criteria. The loans and leases transferred to this classification include the Corporation’s large ticket lease portfolio, which was principally transaction based; selected types of loans which were also transaction based (leveraged loans, project financings); and loans to companies where a broad fee-based relationship does not exist or for which the customer does not meet the Corporation’s credit quality criteria. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Included in Other Activity in the second quarter of 2003 is $21 million of gains from the sale of securities undertaken to reduce the exposure of the portfolio to mortgage prepayments, and the $5 million charge for the reconciliation of client accounts in Australia previously discussed. The results in Other Activity for the first quarter of 2003 included $11 million of gains from the sale of securities. Results for the second quarter of 2002 included the $160 million provision for credit losses associated in large part with credit exposure related to customers that had been associated with allegations of accounting irregularities.

Business sectors (continued)

Venture capital investments

The following table reports the second quarter 2003 and life-to-date activity of the Corporation’s venture capital investment portfolio. For a discussion of the Corporation’s accounting policies relating to venture capital investments, which are regarded as critical accounting policies, see pages 33, 34 and 70 of the 2002 Financial Annual Report.

Venture capital investment portfolio activity

	Second Quarter 2003 Activity	Life to Date Activity
	(in millions)
Direct investments:
Beginning carrying value	$392	$—
Investments—new investments	—	596
Investments—additional funding for existing investments	5	284
Realized—cost basis of exits(a) and write-offs	(11)	(319)
Change in net unrealized gains/(losses)	6	(169)

Ending carrying value(b)	$392	$392

(a) Cash received on exits totaled less than $1 million in the second quarter of 2003 and $198 million life to date.

(b)    At June 30, 2003, there were 81 actively managed investments with an average cost basis of $7 million. In the second quarter of 2003, the Corporation invested $5 million and is not committed to provide additional funding for direct investments at June 30, 2003.

Fund investments (indirect):
Beginning carrying value	$201	$—
Draws against fund capital commitments	11	400
Realized—cost basis of exits(c) and write-offs	(16)	(179)
Change in net unrealized gains/(losses)	(3)	(28)

Ending carrying value(d)	$193	$193

(c) Cash received on exits totaled $8 million in the second quarter of 2003 and $109 million life to date.

(d)    In the second quarter of 2003, the Corporation invested $11 million related to prior commitments and was committed to provide additional funding of $203 million for indirect fund investments at June 30, 2003. No new commitments for indirect funds have been made in 2003.

Active investments:
Active investments cost basis		$782
Unrealized gains/(losses)		(197)

Ending carrying value		$585 (e)

(e)	Represents 75% of active investments cost basis.

Composition of loan portfolio

The loan portfolio at June 30, 2003, decreased $126 million compared with March 31, 2003, $746 million compared with Dec. 31, 2002, and $2.1 billion compared with June 30, 2002, primarily reflecting lower levels of commercial and financial loans.

Composition of loan portfolio

	June 30, 2003		March 31, 2003	Dec. 31, 2002	June 30, 2002
	(in millions)
Domestic loans and leases:
Commercial and financial	$3,117		$3,314	$3,807	$4,565
Commercial real estate	2,194		2,250	2,227	2,433
Personal	1,443		1,333	1,290	1,587
Lease finance assets	529		533	556	613

Total domestic loans and leases	7,283		7,430	7,880	9,198
International loans and leases	409		388	558	621

Total loans and leases, net of unearned discount	$7,692	(a)	$7,818	8,438	$9,819

(a)	Includes $2.904 billion of loans to Private Wealth customers and $948 million of loans to Mellon 1st Business Bank, National Association, customers.

Domestic and international commercial and financial loans and leases totaled $4.055 billion at June 30, 2003, a $180 million, or 4%, decrease from March 31, 2003, a $866 million, or 18%, decrease from Dec. 31, 2002, and a $1.744 billion, or 30%, decrease from June 30, 2002. These decreases resulted from actions taken to reduce exposure to the corporate and institutional market place and from securitizations of insurance premium financing loans, including a securitization of insurance premium financing loans at a Canadian subsidiary in the first quarter of 2003. As shown in the following table, large corporate loans totaled $2.079 billion, a $308 million, or 13%, decrease from March 31, 2003. Lease finance assets, included in other commercial and financial loans in the following table, represent large ticket leases, which will continue to run-off through repayments, possible sales and no new originations.

Composition of loan portfolio (continued)

Large corporate commercial and financial exposure—by industry sector

Large corporate commercial and financial exposure at June 30, 2003

	Unfunded commitments to extend credit						Commercial and financial loans
Industry sector(a)	Number of customers(b)	Commitments		Investment grade(c)	Contractual maturities		Loans and Leases		Investment grade(c)	Contractual maturities
					<1 year	>1 year				<1 year	>1 year
	(dollar amounts in millions)
Large corporate commercial and financial:
Financial institutions	28	$1,800		100%	$1,446	$354	$199		91%	$174	$25
Captive finance companies	10	920		98%	728	192	29		39%	—	29
Insurance	41	1,718		100%	1,058	660	48		100%	36	12
Electric and gas utilities	45	1,198		99%	790	408	138		39%	69	69
Investment management companies	26	961		100%	827	134	84		92%	52	32
Services	30	927		99%	652	275	82		78%	7	75
Energy	26	866		98%	495	371	34		48%	14	20
Cable/media	20	668		89%	200	468	155		17%	9	146
Electrical and electronic equipment	16	636		90%	296	340	62		86%	4	58
Chemicals	22	611		92%	257	354	60		62%	5	55
Food and kindred products	9	514		97%	130	384	32		78%	21	11
Metals	9	509		96%	195	314	15		100%	10	5
Scientific and medical equipment	10	442		99%	174	268	121		95%	39	82
Transportation and warehousing	9	326		97%	103	223	89		2%	—	89
Pharmaceuticals	8	279		98%	212	67	55		98%	39	16
All other	141	3,563		91%	1,516	2,047	876		83%	423	453

Total commercial and financial—large corporate	450	$15,938		96%	$9,079	$6,859	$2,079		72%	$902	$1,177
Total commercial and financial—other	1,305	$557	(d)	40%	$488	$69	1,976	(e)

Total(f)	1,755	$16,495		94%	$9,567	$6,928	$4,055
Commercial real estate	194	397		58%	128	269	2,194
Personal	N/M	250		N/M	203	47	1,443

Total	N/M	$17,142		N/M	$9,898	$7,244	$7,692

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments and/or $50 million or more in outstanding loans.
(b)	Number of customers represents those customers with available commitments.
(c)	Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans and commitments as a percentage of the related dollar amount of loans and commitments for each industry sector.
(d)	Includes commitments originated by Mellon United National Bank ($105 million) and Mellon 1st Business Bank, National Association ($452 million).
(e)	Includes loans originated by AFCO/CAFO, insurance premium financing subsidiaries ($466 million), Mellon United National Bank ($184 million), Mellon 1st Business Bank, National Association ($381 million) and domestic and international lease finance loans ($654 million).
(f)	Includes commercial and financial, lease finance and international loans and commitments.

N/M—Not meaningful for this disclosure.

Composition of loan portfolio (continued)

Off-balance-sheet financial instruments with contract amounts that represent credit risk(a)

	June 30, 2003	March 31, 2003	Dec. 31, 2002	June 30, 2002
	(in millions)
Commitments to extend credit(b):
Expire within one year	$9,898	$10,627	$11,067	$13,146
Expire within one to five years	7,184	7,529	7,678	7,959
Expire over five years	60	56	109	138

Total commitments to extend credit	17,142	18,212	18,854	21,243
Commercial letters of credit(c)	19	24	34	46

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees(d)	1,725	1,844	1,863	2,123
Custodian securities lent with indemnification against broker default of return of securities	59,441	52,456	45,771	45,274
Liquidity support provided to TRFCO	1,163	1,097	1,222	1,288

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 107 through 110 of the 2002 Financial Annual Report. In addition, the Corporation had commitments to fund venture capital investments of $203 million, $222 million, $239 million and $232 million, respectively.
(b)	Net of participations totaling $891 million, $938 million, $1.004 billion and $1.033 billion, respectively.
(c)	Net of participations and collateral totaling $27 million, $22 million, $27 million and $28 million, respectively.
(d)	Net of participations and cash collateral totaling $229 million, $229 million, $203 million and $432 million, respectively. At June 30, 2003, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately one year.

Commitments to extend credit

Total commitments to extend credit decreased $1.1 billion, or 6%, compared with March 31, 2003, $1.7 billion, or 9%, compared with Dec. 31, 2002, and $4.1 billion, or 19%, compared with June 30, 2002. Commitments to extend credit expiring over one year at June 30, 2003, decreased $341 million, or 4%, compared with March 31, 2003, $543 million, or 7%, compared with Dec. 31, 2002, and $853 million, or 11%, compared with June 30, 2002, primarily resulting from the Corporation’s actions to exit credit relationships for which a broad fee-based relationship resulting from the cross-sale of fee-based services does not exist, or for which the customer does not meet the Corporation’s credit quality criteria.

The table on page 49 presents a summary of unfunded commitments to extend credit at June 30, 2003.

Other guarantees and indemnities

In the normal course of business, the Corporation offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities. For information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 108 and 109 of the 2002 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002, to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims where the joint venture

Composition of loan portfolio (continued)

has defaulted, and totaled approximately $16.6 billion at June 30, 2003, primarily relating to seasonal securities lending activity. This amount assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO Bank N.V.

As of June 30, 2003, the Corporation provided a guarantee for one-half of a $7 million debt incurred by Pareto Partners, in which the Corporation has a 30% equity interest.

The Corporation provides TRFCO liquidity support and a letter of credit in support of TRFCO’s commercial paper. See below and pages 87 and 88 of the 2002 Financial Annual Report for a detailed discussion of these arrangements.

The Corporation has issued put options to holders of certificates sold by certain qualifying special-purpose entities (QSPEs), relating to the Corporation’s jumbo mortgage securitizations. The put options allow the holders to sell the certificates, collateralized by the principal of the loans, to the Corporation at specified prices based on the then outstanding principal amount of the certificates at future dates if certain triggering events occur over the next five years. The total certificates outstanding from the QSPEs at June 30, 2003 subject to such agreements was $89 million. The Corporation has recorded a liability for the put options of less than $1 million at June 30, 2003.

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

Fee revenue of $2 million was received from this entity in second quarter of 2003 compared with $1 million in the first quarter of 2003 and $3 million in the second quarter of 2002, for the services and the liquidity and credit support facilities.

Composition of loan portfolio (continued)

At June 30, 2003, TRFCO’s receivables and commercial paper outstanding each totaled approximately $1.2 billion, compared with $1.1 billion at March 31, 2003. A letter of credit provided by the Bank in support of TRFCO’s commercial paper totaled $92 million at June 30, 2003, compared with $82 million at March 31, 2003. The Corporation’s maximum loss exposure related to TRFCO, which is required to be disclosed under recently issued FASB Interpretation No. 46 (FIN No. 46), is the full amount of a liquidity facility, or $1.2 billion, at June 30, 2003. However, the probability of this loss scenario is remote as it would mean that all of TRFCO’s receivables were wholly uncollectible. Since TRFCO’s formation in 1990, the Bank has not been required to provide any liquidity support or credit support under the letter of credit. In addition, the Bank has never purchased a receivable from TRFCO or recorded a credit loss related to its relationship with TRFCO. As a result of actions taken by TRFCO, the Corporation is not the “primary beneficiary” of TRFCO, as defined by FIN No. 46 and will not be required to consolidate TRFCO’s assets and liabilities into the Corporation’s financial statements in the third quarter of 2003. See page 66 for a further discussion of FIN No. 46.

Nonperforming assets

Nonperforming assets increased $15 million at June 30, 2003, compared with March 31, 2003, and decreased $115 million compared with June 30, 2002. The $15 million increase primarily resulted from the addition of a $12 million loan to a cable television operator to nonperforming status. The $115 million decrease primarily resulted from credit losses and sale of portions of a $100 million loan to WorldCom, Inc. Of the $61 million balance of total nonperforming assets at June 30, 2003, $37 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001, $12 million was to the cable television operator, $4 million remains of the loan to WorldCom, Inc. and $8 million consisted of various smaller loans and acquired assets. The Corporation believes the loss content of the loans on nonperforming status to not be significant based on recent market prices for the loans and the fact that loans totaling $52 million have remained current with respect to interest payments. Where applicable, the Corporation has evaluated these loans for impairment and concluded that the impairment reserve needed is minimal. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in the Corporation’s 2002 Financial Annual Report.

Nonperforming assets (continued)

Nonperforming assets

	June 30, 2003	March 31, 2003	Dec. 31, 2002	June 30, 2002
	(dollar amounts in millions)
Nonaccrual loans:
Commercial and financial	$57	$42	$54	$151
Personal	3	3	3	4
Commercial real estate	—	—	—	11
Lease finance assets	—	—	—	9

Total nonaccrual loans	60	45	57	175
Restructured loans	—	—	—	—

Total nonperforming loans(a)	60	45	57	175
Total acquired property	1	1	2	1

Total nonperforming assets	$61	$46	$59	$176

Nonperforming loans as a percentage of total loans	.77%	.58%	.68%	1.78%
Nonperforming assets as a percentage of total loans and net acquired property	.79%	.59%	.70%	1.79%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	2.51%	2.01%	2.66%	7.55%

(a)	Includes $15 million, less than $1 million, $1 million, and $116 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 26%, 1%, 1%, and 66%, respectively, of total nonperforming loans.

Change in nonperforming loans for the quarter ended June 30,

	2003		Total
	Commercial and financial	Personal	2003	2002
	(in millions)
Nonperforming loans at March 31	$42	$3	$45	$74
Additions	16	—	16	118
Cash proceeds from sales	—	—	—	(7)
Cash proceeds from payments(a)	(1)	—	(1)	(2)
Credit losses from sales	—	—	—	(3)
Credit losses—other	—	—	—	(5)

Nonperforming loans at June 30	$57	$3	$60	$175

(a)	Includes interest applied to principal.

Nonperforming assets (continued)

The following table presents the amount of loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection, or were non-real estate secured personal loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured personal loans are generally placed on nonaccrual status upon reaching 180 days past due.

Past due loans

	Days past due
	June 30, 2003			March 31, 2003			June 30, 2002
	30-59	60-89	90+	30-59	60-89	90+	30-59	60-89	90+
	(dollar amounts in millions)
Personal	$3	$1	$1	$10	$—	$2	$12	$5	$3
Commercial and financial	10	1	1	6	6	1	3	6	—
Commercial real estate	—	—	—	—	—	—	1	1	—

Total past due loans	$13	$2	$2	$16	$6	$3	$16	$12	$3

Provision and reserve for credit exposure

The Corporation’s accounting policies regarding the reserve for credit exposure are regarded as critical accounting policies in that they involve significant management valuation judgements. The Corporation’s banking subsidiaries maintain a reserve for loan losses that is intended to adjust the value of their loans for inherent credit losses. The banking subsidiaries also maintain a reserve for unfunded commitments, namely loan commitments, letters of credit and bankers acceptances, that is reported as a liability on the Corporation’s consolidated balance sheet. Provisions are recorded for each reserve. Transfers between the reserves can occur in conjunction with funding a loan and thereby decreasing unfunded commitments or conversely repaying a loan and thereby increasing unfunded commitments. The level of the reserve for unfunded commitments is determined following a methodology similar to that used for the reserve for loan losses. The Corporation refers to the combined balance of the reserve for loan losses and the reserve for unfunded commitments as the “reserve for credit exposure”. For a further discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 54 and 55 of the 2002 Financial Annual Report.

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

Reserve for credit exposure

	June 30, 2003	March 31, 2003	Dec. 31, 2002	June 30, 2002
	(amounts in millions)
Reserve for loan losses:
Base reserves:
Commercial and financial	$61	$68	$81	$77
Commercial real estate	8	8	8	7
Personal	5	5	6	6
Lease assets	6	4	5	12

Total domestic base reserve	80	85	100	102
International	10	4	4	3

Total base reserve	90	89	104	105
Impairment	—	—	2	83
Unallocated	23	25	21	54

Total loan loss reserve	$113	$114	$127	$242

Reserve for unfunded commitments:
Commitments	$57	$55	$43	$43
Letters of credit and bankers acceptances	9	9	9	8

Total unfunded commitments reserve	$66	$64	$52	$51

Total reserve for credit exposure	$179	$178	$179	$293

The base reserve totaled $90 million at June 30, 2003, an increase of $1 million compared with $89 million at March 31, 2003 and a decrease of $14 million compared with Dec. 31, 2002 and $15 million compared with June 30, 2002. The increase compared with March 31, 2003 was primarily driven by higher international and lease reserves due to decreases in credit quality, which more than offset a decrease in the commercial and financial base reserve reflecting a lower level of outstandings. The decreases compared with Dec. 31, 2002, and June 30, 2002, were primarily driven by a lower commercial and financial base reserve reflecting a lower level of outstandings. There was no impairment reserve at June 30, 2003 and March 31, 2003, compared with $2 million at Dec. 31, 2002, and $83 million at June 30, 2002. The decrease compared with June 30, 2002, reflects the lower level of nonperforming loans and higher expectations of collectibility. Nonperforming loans as a percentage of total loans were .77% at June 30, 2003, compared with .58% at March 31, 2003, .68% at Dec. 31, 2002, and 1.78% at June 30, 2002. The unallocated reserve totaled $23 million at June 30, 2003, a decrease of $2 million compared with $25 million at March 31, 2003. The reserve reflects continued uncertainty about the financial condition of customers in industries sensitive to increases in oil prices, and in the energy/electrical utilities and cable/media industries as well as concern over selected instances of accounting irregularities.

The reserve on commitments totaled $57 million at June 30, 2003, an increase of $2 million from March 31, 2003 and $14 million from both Dec. 31, 2002, and June 30, 2002, despite a decrease of undrawn commitments, reflecting a general decline in credit quality. The reserve on letters of credit and bankers acceptances totaled $9 million at June 30, 2003, unchanged from March 31, 2003.

Provision and reserve for credit exposure (continued)

The provision for credit losses totaled $3 million in the second quarter of 2003, compared with $4 million in the first quarter of 2003. The provision for credit losses totaled $160 million in the second quarter of 2002 and was recorded in large part for credit exposure related to customers that had been associated with allegations of accounting irregularities.

Net credit-related losses totaled $2 million in the second quarter of 2003, compared with $5 million in the first quarter of 2003 and $7 million in the second quarter of 2002, as detailed in the table on page 57.

The reserve for loan losses as a percentage of loans was 1.46% at June 30, 2003, compared with 1.46% at March 31, 2003, and 2.47% at June 30, 2002. The reserve as a percentage of nonperforming loans was 189% at June 30, 2003, 253% at March 31, 2003, and 138% at June 30, 2002. These ratios are products of the reserve calculation methodology which estimates appropriate reserves for each component of the loan portfolio. The resulting ratios are benchmarks, but not targets. The ratio of the reserve for loan losses to nonperforming loans is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. While the level of nonperforming loans is an indication of the overall credit quality of the loan portfolio, there is no direct correlation between the level of nonperforming loans and the size of the reserve for loan losses. The Corporation’s management concluded that, at June 30, 2003, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio. The Audit Committee of the Board of Directors concurred.

Provision and reserve for credit exposure (continued)

Reserve activity

Quarter ended

	June 30, 2003		March 31, 2003		June 30, 2002
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
	(dollar amounts in millions)
Reserve at beginning of period	$114	$64	$127	$52	$106	$32
Credit losses:
Domestic:
Commercial and financial	—	—	(1)	—	(1)	—
Commercial real estate	—	—	—	—	—	—
Personal	(1)	—	—	—	—	—
Lease finance assets	—	—	—	—	(4)	—

Total domestic	(1)	—	(1)	—	(5)	—
International	—	—	—	—	—	—

Total credit losses	(1)	—	(1)	—	(5)	—

Recoveries:
Domestic:
Commercial and financial	—	—	9	—	1	—
Commercial real estate	—	—	1	—	—	—
Personal	1	—	—	—	—	—
Lease finance assets	—	—	—	—	—	—

Total domestic	1	—	10	—	1	—
International	—	—	—	—	—	—

Total recoveries	1	—	10	—	1	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	—	—	8	—	—	—
Commercial real estate	—	—	1	—	—	—
Personal	—	—	—	—	—	—
Lease finance assets	—	—	—	—	(4)	—

Total domestic	—	—	9	—	(4)	—
International	—	—	—	—	—	—

Sub-total—net credit (losses) recoveries	—	—	9	—	(4)	—
Credit losses on loans transferred to held for sale	(2)	—	(11)	—	(3)	—

Total net credit (losses) recoveries	(2)	—	(2)	—	(7)	—
Loss on sale of commitments	—	—	—	(3)	—	—
Provision for credit losses	1	2	(11)	15	140	20
Net change in reserve from transfers and other activity:
Dispositions/acquisitions	—	—	—	—	1	—
Funding of commitments	—	—	—	—	2	(1)

Net change in reserve from transfers and other activity	—	—	—	—	3	(1)

Reserve at end of period	$113	$66	$114	$64	$242	$51

Reserve for loan losses as a percentage of total loans(a)	1.46%	N/M	1.46%	N/M	2.47%	N/M
Reserve for loan losses as a percentage of nonperforming loans(a)	189%	N/M	253%	N/M	138%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments(a)	N/M	.35%	N/M	.32%	N/M	.21%
Annualized net credit losses (recoveries) to average loans	.11%	N/M	.09%	N/M	.26%	N/M

(a)	At period end.

N/M—Not meaningful for this disclosure.

Provision and reserve for credit exposure (continued)

Reserve activity

	Six months ended
	June 30, 2003		June 30, 2002
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
	(dollar amounts in millions)
Reserve at beginning of period	$127	$52	$96	$42
Credit losses:
Domestic:
Commercial and financial	(1)	—	(1)	—
Commercial real estate	—	—	—	—
Personal	(1)	—	(1)	—
Lease finance assets	—	—	(4)	—

Total domestic	(2)	—	(6)	—
International	—	—	—	—

Total credit losses	(2)	—	(6)	—

Recoveries:
Domestic:
Commercial and financial	9	—	1	—
Commercial real estate	1	—	—	—
Personal	1	—	—	—
Lease finance assets	—	—	—	—

Total domestic	11	—	1	—
International	—	—	—	—

Total recoveries	11	—	1	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	8	—	—	—
Commercial real estate	1	—	—	—
Personal	—	—	(1)	—
Lease finance assets	—	—	(4)	—

Total domestic	9	—	(5)	—
International	—	—	—	—

Sub-total—net credit (losses) recoveries	9	—	(5)	—
Credit losses on loans transferred to held for sale	(13)	—	(5)	—

Total net credit (losses) recoveries	(4)	—	(10)	—
Loss on sale of commitments	—	(3)	—	—
Provision for credit losses	(10)	17	144	20
Net change in reserve from transfers and other activity:
Dispositions/acquisitions	—	—	1	—
Funding of commitments	—	—	11	(11)

Net change in reserve from transfers and other activity	—	—	12	(11)

Reserve at end of period	$113	$66	$242	$51

Annualized net credit losses (recoveries) to average loans	.10%	N/M	.21%	N/M

N/M —Not meaningful for this disclosure.

Asset/liability management

	Quarter ended
	June 30, 2003	March 31, 2003	June 30, 2002
	(average balances in millions)
Assets:
Money market investments	$2,765	$3,122	$2,128
Trading account securities	761	814	748
Securities	11,655	11,740	9,982
Loans	7,915	8,212	9,662
Funds allocated to discontinued operations	—	—	246

Total interest-earning assets	23,096	23,888	22,766
Noninterest-earning assets	11,360	11,496	10,502	(a)
Reserve for loan losses	(117)	(131)	(104)

Total assets	$34,339	$35,253	$33,164

Funds supporting total assets:
Core funds	$29,026	$32,424	$26,469
Purchased funds	5,313	2,829	6,695	(a)

Funds supporting total assets	$34,339	$35,253	$33,164

(a)	Excludes other assets and liabilities of discontinued operations.

The decrease in the Corporation’s average interest-earning assets compared with the first quarter of 2003 resulted from lower levels of money market investments and loans. The increase compared with the second quarter of 2002 resulted from higher levels of securities and money market investments, which more than offset a lower level of loans.

Core funds, considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, consisting of loans, net of the reserve, and noninterest-earning assets (excluding other assets of discontinued operations). Average core assets decreased $419 million in the second quarter of 2003 from the first quarter of 2003, reflecting a lower level of loans. Core funds averaged 152% of core assets in the second quarter of 2003 compared with 166% in the first quarter of 2003 and 132% in the second quarter of 2002. The excess of core funds over core assets are typically invested in securities.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities sold under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, commercial paper, short-term bank notes, other funds borrowed, and funds allocated from discontinued operations (excluding other liabilities of discontinued operations). Average purchased funds increased $2.5 billion in the second quarter of 2003 from the first quarter of 2003, primarily due to an increase in federal funds purchased and securities under repurchase agreements. Average purchased funds totaled 15% of total average assets in the second quarter of 2003 compared with 8% in the first quarter of 2003 and 20% in the second quarter of 2002.

Capital

Selected capital data

	June 30, 2003	Dec. 31, 2002	June 30, 2002
	(dollar amounts in millions, except per share amounts; common shares in thousands)
Total shareholders’ equity	$3,624	$3,395	$3,271
Total shareholders’ equity to assets ratio	9.31%	9.37%	9.66%

Tangible shareholders’ equity	$1,908	$1,681	$1,636
Tangible shareholders’ equity to assets ratio(a)	5.13%	4.87%	5.08%

Tier I capital ratio(b)	7.87%	7.87%	7.72	%(c)
Total (Tier I plus Tier II) capital ratio(b)	12.42%	12.48%	12.67	%(c)
Leverage capital ratio(b)	7.24%	6.55%	6.69	%(c)
Total Tier I capital	$2,304	$2,082	$2,092	(c)
Total (Tier I plus Tier II) capital	$3,635	$3,302	$3,430	(c)
Total risk-adjusted assets	$29,270	$26,460	$27,083	(c)
Average assets—leverage capital basis	$31,823	$31,771	$31,282	(c)

Book value per common share	$8.42	$7.88	$7.52
Tangible book value per common share	$4.43	$3.90	$3.76

Closing common stock price per share	$27.75	$26.11	$31.43
Market capitalization	$11,950	$11,248	$13,677
Common shares outstanding	430,616	430,782	435,151

(a)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Minority interest totaled $13 million, $17 million and $24 million, respectively. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of the tax benefit. Tax benefits related to tax deductible goodwill and intangible assets totaled $451 million, $448 million and $397 million, respectively.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

The Corporation’s capital ratios at June 30, 2003, compared with Dec. 31, 2002, and June 30, 2002, reflect the impact of a higher level of period-end assets and common stock repurchases, net of reissuances, offset in part by the effect of earnings retention. The higher level of period-end assets at June 30, 2003, resulted from a higher level of deposits, which are expected to return to a more typical level in subsequent months. The tangible shareholders’ equity to assets ratio, computed by using average tangible assets for the quarter, was 5.85% at June 30, 2003. This compared with the ratio of 5.13%, computed by using period-end tangible assets at June 30, 2003. In addition, the Tier I and Total capital ratios were impacted by an increase in the guarantee provided to the ABN AMRO Mellon joint venture. The guarantee at June 30, 2003 resulted in lower Tier I and Total capital ratios of approximately 100 basis points and 160 basis points, respectively, a portion of which was due to seasonal securities lending activity.

During the second quarter of 2003, 2.2 million shares of common stock were repurchased at a purchase price of $58 million for an average share price of $26.76, which completed the November 2001 share repurchase program. Share repurchases in the first six months of 2003 totaled 3.5 million shares at a purchase price of $86 million for an average share price of $24.79. At June 30, 2003, an additional 23.5 million common shares were available for repurchase under a repurchase program authorized by the Board of Directors in October 2002.

Capital (continued)

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

Common shares outstanding

	Second Quarter 2003	Year-to-date 2003	Full Year 2002
	(in millions)
Beginning shares outstanding	431.5	430.8	446.5
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.3	3.3	4.7
Shares repurchased(a)	(2.2)	(3.5)	(20.4)

Ending shares outstanding	430.6	430.6	430.8

(a)	Purchase price of $58 million, $86 million and $698 million, respectively, for an average share price of $26.76, $24.79 and $34.27, respectively, for the second quarter of 2003, the first six months of 2003 and the full-year 2002, respectively.

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

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions and access to the capital markets. The ability of national and state member bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 25 in the 2002 Financial Annual Report. Under the more restrictive limitation, the Corporation’s national and state member bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2003, of approximately $625 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between July 1, 2003, and the date of any such dividend declaration.

At June 30, 2003, the Parent Corporation held cash and marketable securities of $853 million. For the second quarter of 2003, the Parent Corporation’s quarterly average commercial paper borrowings were $16 million, compared with $68 million in the second quarter of 2002. Commercial paper outstanding was $4 million at June 30, 2003.

Liquidity and dividends (continued)

The Parent Corporation has a $250 million revolving credit agreement with financial institutions that expires in June 2004. There were no borrowings under this facility at June 30, 2003. The Parent Corporation also has the ability to access the capital markets. As of June 30, 2003, the Parent Corporation had an effective debt shelf registration statement with $100 million of unused capacity. The Parent Corporation will have $2 billion of capacity to issue debt, equity and trust-preferred securities upon the effectiveness of a new shelf registration statement filed with the Securities and Exchange Commission on July 28, 2003. In June 2003, the Corporation issued $100 million of 5% subordinated notes maturing in 2014. These notes will be fully fungible with, and form a single series with, the $300 million of 5% subordinated notes maturing in 2014 that were issued by the Corporation in November 2002. Contractual maturities of the Corporation’s long-term debt totaled $152 million in the second quarter of 2003, and will total approximately $300 million for the remainder of 2003. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Senior and subordinated debt ratings at June 30, 2003

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

The Corporation paid $59 million in common stock dividends in the second quarter of 2003, compared with $53 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 35% in the second quarter of 2003 on a dividend of $.14 per share compared with 48% in the second quarter of 2002 on a dividend of $.12 per share. Based upon shares outstanding at June 30, 2003, and the current quarterly common stock dividend rate of $.14 per share, the annualized common stock dividend requirement would be approximately $240 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $298 million during the first six months of 2003 to $3.026 billion. The increase resulted from $1.715 billion of net cash provided by financing activities and $52 million of net cash provided by operating activities, partially offset by $1.472 billion of net cash used in investing activities. Net cash provided by financing activities primarily resulted from a higher level of deposits. Net cash used in investing activities primarily resulted from an increase in the level of federal funds sold, term deposits and other money market investments and securities available for sale.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the second quarter of 2003, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative

Interest rate sensitivity analysis (continued)

instruments used for interest rate risk management at June 30, 2003, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the June 30, 2003, levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding the Corporation’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion in the Corporation’s 2002 Financial Annual Report.

Interest rate simulation sensitivity analysis

	Movements in interest rates from June 30, 2003 rates
	Increase						Decrease
Simulated impact in the next 12 months compared with June 30, 2003:	+50 bp		+100 bp		+200 bp		-50 bp		-100 bp

Net interest revenue decrease	(1.3)%		(3.1)%		(7.2)%		—%		(1.5)%
Earnings per share decrease	$(.01)		$(.02)		$(.06)		$—		$(.01)
Return on equity decrease	(12)	bp	(29)	bp	(68)	bp	—	bp	(14)	bp

The anticipated impact on net interest revenue under various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both June 30, 2003, and June 30, 2002. The simulation results reflect the Corporation’s efforts to manage the repricing characteristics of its interest-earning assets and supporting funds. The guidelines used by the Corporation for assuming interest rate risk are presented on page 42 of the 2002 Financial Annual Report.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Corporation’s overall asset/liability management process to augment the management of interest rate exposure. The following table presents the gross notional amounts and weighted-average maturities of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was $1.876 billion lower at June 30, 2003, compared with Dec. 31, 2002, due to maturities of instruments associated with money market deposits. The notional amounts should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin. Additional information regarding these contracts is presented in Note 28 in the 2002 Financial Annual Report.

Interest rate swaps used to manage interest rate risk

	June 30, 2003	Weighted- Average Maturity	Weighted-Average Interest Rate		Dec. 31, 2002	June 30, 2002
			Received	Paid
	(notional amounts in millions)
Receive fixed instruments associated with long term debt and trust-preferred securities	$2,750	8 yrs., 6 mo.	6.17%	1.38%	$2,650	$2,800
Pay fixed instruments associated with deposits	—	—	—	—	1,975	2,450
Pay fixed instruments associated with long-term debt	—	—	—	—	—	400
Pay fixed instruments associated with loans	13	1 yr., 9 mo.	3.29%	5.15%	14	17

Total notional amount(a)	$2,763				$4,639	$5,667

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $311 million at June 30, 2003, $262 million at Dec. 31, 2002, and $142 million at June 30, 2002. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which includes derivative instruments used for risk management purposes and derivative instruments used for trading activities.

Interest rate sensitivity analysis (continued)

The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $30 million and $61 million in the second quarter and first six months of 2003, compared with interest revenue of $22 million and $43 million in the second quarter and first six months of 2002. The estimated unrealized fair value of the Corporation’s risk management derivative instruments at June 30, 2003, was $331 million, compared to $277 million at Dec. 31, 2002, and $144 million at June 30, 2002. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Fair Value Hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the six months ended June 30, 2003, and June 30, 2002.

Cash Flow Hedges

The Corporation uses interest rate swaps to convert money market deposits to fixed rate deposits. The deposits are changed to fixed rate by entering into pay fixed/receive floating swaps. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variable cash flows associated with the Corporation’s deposits are reported in comprehensive results. These amounts are subsequently reclassified from accumulated other comprehensive results to interest expense in the same period in which the related interest on the deposits affects earnings. At June 30, 2003, all cash flow hedges had matured. Ineffectiveness of less than $1 million was recorded for the six months ended June 30, 2003, and June 30, 2002.

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

Credit default swaps allow the transfer of credit risk from one party to another for a fee. At June 30, 2003, the Corporation had $206 million notional value of credit default swaps outstanding. These swaps are used to hedge credit risk associated with commercial lending activities, and are included with the other products in the following table. Fair value adjustments resulting in net losses of less than $1 million were recorded in securities trading revenue on the credit default swaps in both the second quarter and the first six months of 2003.

Instruments used for trading activities(a)

	June 30, 2003	March 31, 2003	Dec. 31, 2002	June 30, 2002
	(notional amounts in millions)
Foreign currency contracts:
Commitments to purchase	$25,201	$21,251	$16,116	$22,185
Commitments to sell	24,311	19,431	15,232	20,133
Foreign currency option contracts purchased	42,098	25,439	14,421	9,833
Foreign currency option contracts written	43,675	33,957	15,871	8,902
Interest rate agreements:
Interest rate swaps	10,263	10,475	9,960	9,814
Options, caps and floors purchased	557	799	619	1,049
Options, caps and floors written	924	1,305	682	1,288
Futures and forward contracts	13,363	12,930	13,651	11,929
Other products	632	279	246	239

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign currency and option contracts, was $1.038 billion at June 30, 2003, $1.096 billion at March 31, 2003, $1.119 billion at Dec. 31, 2002, and $1.253 billion at June 30, 2002. The credit risk associated with these instruments is calculated after considering master netting agreements, which are generally applicable to instruments used for both trading activities and risk management purposes.

The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $5 million at both June 30, 2003, and Dec. 31, 2002.

Recent accounting pronouncements and developments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Corporation does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” Among other things, this Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No. 149 is effective July 1, 2003. The Corporation does not expect this pronouncement to have a material impact on its results of operations or financial condition.

On Jan. 1, 2003, the Corporation adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset and for certain lease transaction obligations at the time the liability is incurred by capitalizing the cost and depreciating it over the remaining useful life of that asset. The initial application of SFAS No. 143 was reported as a cumulative effect of a change in accounting principle in the income statement. The Corporation recognized a one-time after-tax charge of $7 million, or $.01 per share (pre-tax cost of $11 million), in the first quarter of 2003, for the establishment of a liability for obligations to restore leased facilities, principally outside the U.S., to their original condition at the end of the leases. The annual ongoing impact of this accounting standard, based on leases presently in effect, is an increase in occupancy expense of approximately $2 million pre-tax.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE is subject to the consolidation provisions of FIN No. 46 if, by design, it cannot support its financial activities without additional subordinated financial support from other parties and does not have equity investors which as a group have the ability to make decisions about its activities through voting rights. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. The application of this Interpretation was immediate for VIE’s created after Jan. 31, 2003 and is effective July 1, 2003, for variable interest entities that existed prior to Feb. 1, 2003.

Three Rivers Funding Corporation (TRFCO), a VIE, is not subject to the consolidation provisions of FIN No. 46 in the Corporation’s financial statements because it sold subordinated capital notes to an unrelated third party, and as a result the Corporation is not the primary beneficiary. Along with other companies and the accounting industry, the Corporation is evaluating and interpreting the potential impact of FIN No. 46 on the accounting for its Trust-Preferred Securities as well as the continued consolidation of the statutory business trusts that issued these securities. The Trust-Preferred Securities were issued by two statutory business trusts, the common stock of which is 100% owned by the Corporation. The Trust-Preferred Securities of one of the business trusts are currently hedged and to date, a $66 million change in fair value has been recorded as an adjustment to the carrying value of the hedged liabilities, along with a corresponding $66 million change in the fair value of the related hedging instrument. In July 2003, the Federal Reserve Board issued a supervisory letter indicating that Trust-Preferred Securities currently will continue to qualify as Tier 1 capital for regulatory purposes until further notice. The Federal Reserve Board has also stated that it will continue to review the regulatory implications of any accounting treatment changes and will provide further guidance, if necessary. No other impact of significance on the Corporation’s results of operations or financial condition is expected from this Interpretation.

Recent accounting pronouncements and developments (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Beginning Jan. 1, 2003, the Corporation started recording an expense for the estimated fair value of stock options using the prospective method under the transitional guidance provided in SFAS No. 148. Stock option expense totaled less than $1 million in both the second quarter and first six months of 2003. See Note 2 for a further discussion of the impact of recording expense for stock options.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation were applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. At June 30, 2003, the Corporation recorded a liability of $6 million related to letters of credit issued or modified in 2003. The fair value of the liability was estimated as the present value of contractual customer fees. For a further discussion of certain guarantees provided by the Corporation see pages 50 and 51.

Item 4.— Controls and Procedures

The Corporation’s principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: annual occupancy expense; the fair value of guarantee obligations; amounts of contingent and deferred consideration payable for acquisitions; expected amortization expense; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital losses and possible changes in the value of the portfolio; the potential impact on revenue of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace; effective tax rates; liabilities for guarantees and indemnities; possible losses related to Three Rivers Funding Corp.; loss content of nonperforming loans and credit exposure reserve appropriateness; deposit levels; uses of internal capital generation; intentions as to capital ratios of the Corporation and its banking subsidiaries and maintaining a minimum tangible shareholders’ equity to assets ratio; the Corporation’s liquidity management and interest rate risk management objectives; maturities of debt; simulation of changes in interest rates; the value-at-risk for trading activities; the effects of recent accounting changes; the impact of FASB Interpretation No. 46; and litigation results.

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

Cautionary Statement (continued)

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

Customer spending and saving habits. The Corporation benefits from the savings of customers that are invested in mutual funds, defined contribution plans and other products offered or serviced by the Corporation. Changes in the rate of savings or preferred investment styles may affect the Corporation’s revenues.

Cautionary Statement (continued)

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

The effects of recent and any further terrorist acts and the results of the war on terrorism. Terrorist acts could have a significant impact on economic activity and could cause the Corporation’s customers not to purchase, or delay purchasing, the Corporation’s products and services. In addition, the Corporation has in place business continuity and disaster recovery plans. Terrorists acts could, however, cause damage to the Corporation’s facilities or could cause delays or disruptions to its operations. The Corporation’s vendors and counterparties could be similarly affected;

Cautionary Statement (continued)

as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q. All statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Item 2.     Changes in Securities and Use of Proceeds.

(c)	On May 19, 2003, the Corporation issued 166,016 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 15, 2003, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1. The election of five directors for a term expiring in 2006:

Name of Director	Votes For	Votes Withheld
Carol R. Brown	366,682,116	14,736,319
Seward Prosser Mellon	375,422,852	5,995,583
Mark A. Nordenberg	375,302,493	6,115,942
James F. Orr, III	375,474,072	5,944,363
William E. Strickland, Jr.	375,353,069	6,065,366

PART II—OTHER INFORMATION (continued)

Item 4.     Submission of Matters to a Vote of Security Holders. (continued)

2. Ratification of KPMG LLP as independent public accountants of the Corporation for the year ending Dec. 31, 2003:

For:	360,361,860
Against:	18,160,316
Abstain:	2,896,259

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Amended and Restated Employment Agreement, dated as of June 12, 2003, between Mellon Financial Corporation and James D. Aramanda.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II—OTHER INFORMATION (continued)

Item 6.     Exhibits and Reports on Form 8-K. (continued)

(b) Reports on Form 8-K

During the second quarter of 2003, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated April 7, 2003, which included, under Items 5 and 7, the Corporation’s press release announcing that it had reached a definitive agreement to acquire The Arden Group, a privately held, Atlanta-based investment management firm.

(2)	A report dated April 15, 2003, which included, (i) under Items 5 and 7, the Corporation’s press release dated April 15, 2003, announcing the election of James F. Orr, III to the board of directors and the appointment of James D. Aramanda as a vice chairman and (ii) under Items 7 and 9, the Corporation’s press release, dated April 15, 2003, announcing results of operations for the first quarter of 2003 and an increase in the quarterly common stock dividend.

(3)	A report dated May 5, 2003, which included, under Item 7, the Corporation’s Business Sectors Financial Information and Financial Trends through First Quarter 2003.

(4)	A report dated May 22, 2003, which included, under Items 5 and 7, the Corporation’s press release announcing that Ruth E. Bruch, senior vice president and chief information officer of Lucent Technologies Inc., had been elected to the board of directors, effective June 1, 2003.

(5)	A report dated June 12, 2003, which included, under Item 7, certain exhibits, dated June 12, 2003, and June 19, 2003, respectively, incorporated by reference into Registration Statement Nos. 333-33248 and 333-33248-01 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of Mellon Financial Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: August 7, 2003	By:	/s/ MICHAEL A. BRYSON
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company providing a comprehensive range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources Services and Treasury Services), the Corporation provides the following services. For corporations and institutions, the Corporation provides asset management; asset servicing, including trust and custody, performance analytics, securities lending, foreign exchange, defined contribution and defined benefit services, and fund administration; human resources consulting, outsourcing and administrative services; investor services; treasury services and capital markets services. For high net worth individuals, the Corporation provides private wealth management, private banking, mutual funds, separately managed accounts, annuities and brokerage accounts. The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation, Newton Investment Management, Founders Asset Management, LLC and Standish Mellon Asset Management Company LLC, as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon also provides retirement and benefits consulting services through Buck Consultants, Inc., comprehensive human resources outsourcing and benefit plan administration services through Mellon HR Services, LLC, and shareholder and security transfer services through Mellon Investor Services, LLC. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to (412) 234-7157 or media@mellon.com.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by calling 1 800 205-7699 or by e-mailing shrrelations@melloninvestor.com.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, please call 1 800 205-7699 or visit www.melloninvestor.com.

Form 10-K and Shareholder Publications	For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2002 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com Mellon Investor Services: www.melloninvestor.com See also Internet access for Business Groups/Principal Entities in the 2002 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Publication Requests/ Securities Transfer Agent	To request the annual report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, call 1 800 205-7699 or visit www.melloninvestor.com.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

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

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Amended and Restated Employment Agreement, dated as of June 12, 2003, between Mellon Financial Corporation and James D. Aramanda.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Furnished herewith.