Form 10-Q
period 2003-09-30
MELLON FINANCIAL CORP
filed 2003-11-07
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2003
Common Stock, $.50 par value	430,232,140

MELLON FINANCIAL CORPORATION

THIRD QUARTER 2003 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.

Part I - Financial Information

Financial Highlights	2

Financial Statements (Item 1):
Consolidated Income Statement	3
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders’ Equity	8

Notes to Financial Statements	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (Items 2 and 3)	19

Controls and Procedures (Item 4)	67

Cautionary Statement	67

Part II - Other Information

Legal Proceedings (Item 1)	70

Changes in Securities and Use of Proceeds (Item 2)	70

Exhibits and Reports on Form 8-K (Item 6)	71

Signature	72

Corporate Information	73

Index to Exhibits	74

PART I - FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts or unless otherwise noted)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Financial results
Income from continuing operations before cumulative effect of accounting change	$153	$173	$186	$493	$503
Cumulative effect of accounting change, net of tax (a)	—	—	—	(7)	—

Income from continuing operations	$153	$173	$186	$486	$503
Discontinued operations	28	2	5	31	13

Net income	$181	$175	$191	$517	$516

Per common share - diluted:
Income from continuing operations before cumulative effect of accounting change	$.36	$.40	$.43	$1.14	$1.14
Cumulative effect of accounting change (a)	—	—	—	(.01)	—

Continuing operations	$.36	$.40	$.43	$1.13	$1.14
Discontinued operations	.06	.01	.01	.07	.03

Net income	$.42	$.41	$.44	$1.20	$1.17

Continuing operations
Noninterest revenue	$924	$874	$884	$2,650	$2,750
Net interest revenue	134	164	156	454	464

Total revenue	$1,058	$1,038	$1,040	$3,104	$3,214

Return on equity (annualized) (b)	17.2%	19.5%	22.6%	18.8%	20.0%
Return on assets (annualized) (b)	1.81%	2.02%	2.16%	1.92%	2.03%
Fee revenue as a percentage of fee and net interest revenue (FTE) (c)	87%	84%	84%	85%	85%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE) (c)	67%	69%	69%	68%	70%
Pre-tax operating margin (FTE)	22%	25%	28%	24%	25%

Average balances
Money market investments	$3,066	$2,765	$2,344	$2,984	$2,335
Trading account securities	693	761	738	755	725
Securities	10,882	11,655	10,467	11,423	9,975

Total money market investments and securities	14,641	15,181	13,549	15,162	13,035
Loans	7,425	7,915	9,836	7,848	9,522
Funds allocated to discontinued operations	—	—	—	—	245

Total interest-earning assets	22,066	23,096	23,385	23,010	22,802
Total assets	33,449	34,339	34,175	34,340	33,540
Deposits	19,185	19,067	19,924	19,868	18,443
Notes and debentures	4,234	4,312	4,483	4,324	4,223
Trust-preferred securities	999	1,040	990	1,016	980
Total shareholders’ equity	3,519	3,554	3,270	3,495	3,358

(a)	See page 11 for a discussion of the cumulative effect of a change in accounting principle.
(b)	Returns presented in the table for the first nine months of 2003 are before the cumulative effect of a change in accounting principle. Return on equity on a net income basis was 20.4%, 19.7% and 23.1% for the third quarter 2003, second quarter 2003, and third quarter 2002, respectively, and 19.8% and 20.5% for the first nine months of 2003 and the first nine months of 2002, respectively. Return on assets on a net income basis was 2.15%, 2.04% and 2.21% for the third quarter 2003, second quarter 2003, and third quarter 2002, respectively, and 2.01% and 2.05% for the first nine months of 2003 and the first nine months of 2002, respectively.
(c)	See page 21 for the definition of fee revenue.
Note:	Throughout this report, all calculations are based on unrounded numbers. FTE denotes presentation on a fully taxable equivalent basis.

Item 1. - Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts; shares in thousands)		Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Noninterest	Trust and investment fee revenue (a):
revenue	Investment management	$348	$334	$340	$1,000	$1,065
	Human resources & investor solutions	229	245	232	714	765
	Institutional trust and custody	114	116	122	339	364
	Securities lending revenue	16	22	16	53	59

	Total trust and investment fee revenue	707	717	710	2,106	2,253
	Cash management revenue	98	74	72	247	211
	Foreign exchange revenue	42	28	44	108	116
	Securities trading revenue	13	4	14	22	24
	Financing-related revenue	30	38	34	100	106
	Equity investment revenue	3	(18)	(23)	(12)	(7)
	Other revenue	13	10	5	29	19

	Total fee and other revenue	906	853	856	2,600	2,722
	Gains on sales of securities	18	21	28	50	28

	Total noninterest revenue	924	874	884	2,650	2,750

Net interest	Interest revenue	219	260	268	731	812
revenue	Interest expense	85	96	112	277	348

	Net interest revenue	134	164	156	454	464
	Provision for credit losses	—	3	2	7	166

	Net interest revenue after provision for credit losses	134	161	154	447	298

Operating	Staff expense	498	460	440	1,411	1,374
expense	Professional, legal and other purchased services	109	109	105	310	282
	Net occupancy expense	68	65	63	197	186
	Equipment expense	70	50	51	174	160
	Business development	27	26	32	78	98
	Communications expense	24	29	25	80	83
	Amortization of intangible assets	5	4	3	14	10
	Other expense	36	40	37	114	95

	Total operating expense	837	783	756	2,378	2,288

Income	Income from continuing operations before income taxes and cumulative effect of accounting change	221	252	282	719	760
	Provision for income taxes	68	79	96	226	257

	Income from continuing operations before cumulative effect of accounting change	153	173	186	493	503
	Cumulative effect of accounting change, net of tax	—	—	—	(7)	—

	Income from continuing operations	153	173	186	486	503
	Discontinued operations:
	Income from operations after-tax	—	—	—	—	3
	Net gain on disposals after-tax	28	2	5	31	10

	Income from discontinued operations (net of applicable tax (credit)/expense of $(16), $1, $3, $(14) and $7)	28	2	5	31	13

	Net income	$181	$175	$191	$517	$516

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Nine months ended
		Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Earnings per	Basic:
share (b)	Income from continuing operations before cumulative effect of accounting change	$.37	$.40	$.43	$1.15	$1.15
	Cumulative effect of accounting change	—	—	—	(.02)	—

	Continuing operations	$.37	$.40	$.43	$1.14 (c)	$1.15
	Discontinued operations	$.06	$.01	$.01	$.07	$.03

	Net income	$.43	$.41	$.44	$1.21	$1.18

	Diluted:
	Income from continuing operations before cumulative effect of accounting change	$.36	$.40	$.43	$1.14	$1.14
	Cumulative effect of accounting change	—	—	—	(.01)	—

	Continuing operations	$.36	$.40	$.43	$1.13	$1.14
	Discontinued operations	$.06	$.01	$.01	$.07	$.03

	Net income	$.42	$.41	$.44	$1.20	$1.17

Shares	Basic average shares outstanding	426,183	431,253	432,674	426,856	438,051
outstanding	Common stock equivalents	5,152	2,051	2,319	4,460	3,053

	Diluted average shares outstanding	431,335	433,304	434,993	431,316	441,104

(a)	Amounts do not necessarily agree with those presented in Business Sectors on pages 35 through 37, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent basis.
(b)	Calculated based on unrounded numbers.
(c)	Amounts do not foot due to rounding.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Assets	Cash and due from banks	$2,619	$2,728	$4,050
	Interest-bearing deposits with banks	2,319	1,770	1,782
	Federal funds sold and securities under resale agreements	869	2,229	402
	Other money market investments	155	161	94
	Trading account securities	569	792	741
	Securities available for sale	10,225	11,054	9,287
	Investment securities (approximate fair value of $374, $548, and $614)	361	527	590
	Loans, net of unearned discount of $31, $37 and $38	7,223	8,438	9,351
	Reserve for loan losses	(110)	(127)	(127)

	Net loans	7,113	8,311	9,224
	Premises and equipment	675	704	708
	Goodwill	2,097	2,065	1,974
	Other intangibles	104	114	126
	Other assets	5,847	5,776	6,025

	Total assets	$32,953	$36,231	$35,003

Liabilities	Noninterest-bearing deposits in domestic offices	$6,436	$11,074	$10,836
	Interest-bearing deposits in domestic offices	8,790	7,709	7,807
	Interest-bearing deposits in foreign offices	3,617	3,874	3,437

	Total deposits	18,843	22,657	22,080
	U.S. Treasury tax and loan demand notes	1,007	6	56
	Federal funds purchased and securities under repurchase agreements	779	733	909
	Other funds borrowed	517	613	677
	Term federal funds purchased	186	208	238
	Commercial paper	12	9	16
	Reserve for unfunded commitments	71	52	52
	Other liabilities	2,566	3,017	2,410
	Notes and debentures (with original maturities over one year)	4,269	4,493	4,199
	Guaranteed preferred beneficial interests in Corporation’s junior subordinated deferrable interest debentures	1,043	1,048	1,041

	Total liabilities	29,293	32,836	31,678

Shareholders’ equity	Common stock – $.50 par value Authorized – 800,000,000 shares Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,895	1,886	1,881
	Retained earnings	5,822	5,514	5,406
	Accumulated unrealized gain, net of tax	10	41	79
	Treasury stock of 158,429,780; 157,880,343; and 157,721,416 shares at cost	(4,361)	(4,340)	(4,335)

	Total shareholders’ equity	3,660	3,395	3,325

	Total liabilities and shareholders’ equity	$32,953	$36,231	$35,003

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended Sept. 30,
(in millions)		2003	2002

Cash flows from	Net income	$517	$516
operating activities	Income from discontinued operations	31	13

	Net income from continuing operations	486	503
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Cumulative effect of accounting change	7	—
	Amortization of intangible assets	14	10
	Depreciation and other amortization	107	102
	Deferred income tax expense (benefit)	36	(125)
	Provision for credit losses	7	166
	Net gains on sales of securities	(50)	(28)
	Pension credit	(21)	(75)
	Net gains on dispositions of acquired property	—	(1)
	Net decrease in accrued interest receivable	12	8
	Net increase in accounts receivable	(105)	(34)
	Net decrease (increase) in trading account securities	223	(79)
	Net (decrease) increase in accrued interest payable, net of amounts prepaid	(27)	1
	Net increase (decrease) in accounts payable	10	(66)
	Net decrease in incentives and bonuses payable	(63)	(52)
	Net effect of discontinued operations	—	(561)
	Net increase (decrease) from other operating activities	67	(212)

	Net cash provided by (used in) operating activities	703	(443)

Cash flows from investing activities	Net (increase) decrease in term deposits and other money market investments	(543)	2,389
	Net decrease in federal funds sold and securities under resale agreements	1,360	524
	Purchases of securities available for sale	(11,953)	(8,078)
	Proceeds from sales of securities available for sale	1,325	1,820
	Proceeds from maturities of securities available for sale	11,272	5,192
	Purchases of investment securities	(9)	(3)
	Proceeds from maturities of investment securities	172	179
	Net principal repayments (advances) of loans to customers	826	(1,273)
	Loan portfolio purchases	—	(21)
	Proceeds from the sales and securitizations of loans	376	351
	Purchases of premises and equipment	(132)	(179)
	Net cash disbursed in acquisitions	(20)	(388)
	Net decrease from other investing activities	(127)	(124)

	Net cash provided by investing activities	2,547	389

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended Sept. 30,
(in millions)		2003	2002

Cash flows from	Net (decrease) increase in deposits	(3,814)	1,365
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	46	84
	Net (decrease) increase in other funds borrowed	(96)	117
	Net increase (decrease) in U.S. Treasury tax and loan demand notes	1,001	(50)
	Net (decrease) increase in term federal funds purchased	(22)	191
	Net increase in commercial paper	3	8
	Repayments of longer-term debt	(303)	(408)
	Net proceeds from issuance of longer-term debt	109	397
	Dividends paid on common stock	(175)	(157)
	Proceeds from issuance of common stock	30	40
	Repurchase of common stock	(140)	(669)

	Net cash (used in) provided by financing activities	(3,361)	918
	Effect of foreign currency exchange rates	2	9

Change in cash and	Net (decrease) increase in cash and due from banks	(109)	873
due from banks	Cash and due from banks at beginning of period	2,728	3,177

	Cash and due from banks at end of period	$2,619	$4,050

Supplemental	Interest paid	$304	$347
disclosures	Net income taxes paid (a)	143	826

(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at June 30, 2003	$294	$1,890	$5,705	$80	$(4,345)	$3,624
Comprehensive results:
Net income	—	—	181	—	—	181
Other comprehensive results, net of tax	—	—	—	(70)	—	(70)

Total comprehensive results	—	—	181	(70)	—	111
Dividends on common stock at $.14 per share	—	—	(60)	—	—	(60)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	1	—	—	2	3
Exercise of stock options	—	3	(7)	—	16	12
Repurchase of common stock	—	—	—	—	(54)	(54)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued in connection with the Arden Group, Inc. acquisition	—	1	—	—	10	11
Other	—	—	3	—	8	11

Balance at Sept. 30, 2003	$294	$1,895	$5,822	$10	$(4,361)	$3,660

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at June 30, 2002	$294	$1,878	$5,268	$56	$(4,225)	$3,271
Comprehensive results:
Net income	—	—	191	—	—	191
Other comprehensive results, net of tax	—	—	—	23	—	23

Total comprehensive results	—	—	191	23	—	214
Dividends on common stock at $.12 per share	—	—	(51)	—	—	(51)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	2	2
Exercise of stock options	—	1	(2)	—	4	3
Repurchase of common stock	—	—	—	—	(130)	(130)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	6	6
Other	—	2	—	—	8	10

Balance at Sept. 30, 2002	$294	$1,881	$5,406	$79	$(4,335)	$3,325

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2002	$294	$1,886	$5,514	$41	$(4,340)	$3,395
Comprehensive results:
Net income	—	—	517	—	—	517
Other comprehensive results, net of tax	—	—	—	(31)	—	(31)

Total comprehensive results	—	—	517	(31)	—	486
Dividends on common stock at $.41 per share	—	—	(175)	—	—	(175)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	1	(1)	—	8	8
Exercise of stock options	—	6	(13)	—	28	21
Repurchase of common stock	—	—	—	—	(140)	(140)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	10	9
Common stock issued in connection with the Arden Group, Inc. acquisition	—	1	—	—	10	11
Other	—	1	(19)	—	63	45

Balance at Sept. 30, 2003	$294	$1,895	$5,822	$10	$(4,361)	$3,660

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2002 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity

Balance at Dec. 31, 2001	$294	$1,870	$5,087	$30	$(3,799)	$3,482
Comprehensive results:
Net income	—	—	516	—	—	516
Other comprehensive results, net of tax	—	—	—	49	—	49

Total comprehensive results	—	—	516	49	—	565
Dividends on common stock at $.36 per share	—	—	(157)	—	—	(157)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	7	7
Exercise of stock options	—	9	(23)	—	39	25
Repurchase of common stock	—	—	—	—	(669)	(669)
Common stock issued under the Employee Stock Purchase Plan	—	—	(3)	—	20	17
Other	—	2	(14)	—	67	55

Balance at Sept. 30, 2002	$294	$1,881	$5,406	$79	$(4,335)	$3,325

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

Note 2 — Adoption of new accounting standards

Stock option expense

The Corporation maintains several stock-based employee compensation plans, which are described in Note 24 in the Corporation’s 2002 Financial Annual Report. Prior to 2003, the Corporation accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective Jan. 1, 2003, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the third quarter and first nine months of 2003, options totaling 73,012 and 1,261,051 shares, respectively, were granted with a weighted-average fair value of $7.27 and $6.31 per share, respectively. Stock option expense was determined by using the Black-Scholes option pricing model and totaled less than $1 million after-tax in the third quarter of 2003 and approximately $1 million after-tax in the first nine months of 2003.

Pro forma cost of stock options

As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to all awards in each period. Awards under the Corporation’s plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted in prior periods.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2 — Adoption of new accounting standadards (continued)

Pro forma income from continuing operations	Quarter ended			Nine months ended
(dollar amount in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003 (a)	Sept. 30, 2002

Income as reported	$153	$173	$186	$493	$503
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (b)	5	4	4	13	12
Deduct: Total stock-based employee compensation expense, using retroactive restatement method, determined under fair value based method for all awards, net of tax (b)	(14)	(12)	(14)	(39)	(41)

Pro forma income	$144	$165	$176	$467	$474

Earnings per share:
Basic - as reported	$.37	$.40	$.43	$1.15	$1.15
Basic - pro forma	$.34	$.38	$.40	$1.09	$1.08
Diluted - as reported	$.36	$.40	$.43	$1.14	$1.14
Diluted - pro forma	$.34	$.38	$.40	$1.08	$1.07

(a)	Income as reported, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.
(b)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $4 million, $4 million and $4 million for the third quarter of 2003, second quarter of 2003, and third quarter of 2002, respectively, and $12 million and $12 million for the first nine months of 2003 and the first nine months of 2002, respectively. In addition, stock option expense net of tax totaled less than $1 million in the third quarter of 2003 and approximately $1 million in the first nine months of 2003.

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options or Employee Stock Purchase Plan (ESPP) shares. The fair value of each stock option granted in 2003 and 2002 and ESPP share in 2002 was estimated on the date of the grant using the following weighted-average assumptions for 2003 and 2002, respectively: (1) expected dividend yields of 2.2% and 1.7%; (2) risk-free interest rates of 2.9% and 3.4%; (3) expected volatility of 30% and 33%; and (4) expected lives of options of 5.6 years and 5.7 years.

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

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2 — Adoption of new accounting standards (continued)

of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. At Sept. 30, 2003, the Corporation had a liability of $6 million related to standby letters of credit issued or modified in 2003. For details of guarantees, see “Other guarantees and indemnities” in the table on page 51, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 51 and 52 as well as the Three Rivers Funding Corp. (TRFC) discussion on pages 52 and 53. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 3 — Contingent and deferred consideration related to acquisitions

The Corporation completed one acquisition during the third quarter of 2003 with total initial consideration of $11 million paid with the Corporation’s common stock. In addition, the Corporation made a deferred consideration cash payment of $12.5 million for Standish Mellon, discussed below, and a $13 million contingent consideration cash payment for Henderson’s private asset management business acquisition, for a total of $37 million paid in the third quarter and $44 million in the first nine months of 2003. The Corporation records contingent purchase payments when amounts are resolved and become issuable. At Sept. 30, 2003, the Corporation is potentially obligated to pay contingent additional consideration of a minimum expected amount of approximately $25 million to a maximum expected amount of approximately $65 million for all acquisitions, over the next four years, depending on the performance of the acquired companies. None of the contingent additional consideration was recorded as goodwill at Sept. 30, 2003. In addition, the Corporation is obligated to pay deferred consideration in four equal annual installments of $12.5 million for a total of $50 million, for the Standish Mellon acquisition, the first of which was paid in the third quarter of 2003, leaving a remaining obligation of $37.5 million. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

Note 4 — Discontinued operations

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4 — Discontinued operations (continued)

In accordance with generally accepted accounting principles, earnings of the discontinued businesses are shown separately in the income statement for all periods presented, where applicable. All information in this Quarterly Report on Form 10-Q reflects continuing operations, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. During the third quarter of 2002, the Corporation completed the conversion of customer deposit accounts and loans to Citizens. The Corporation had been administering these accounts under a transitional service agreement until Citizens was able to convert these accounts to its systems. This was the final step of a transition process that began following the December 2001 sale.

After-tax gains of $28 million were recorded in the third quarter of 2003 primarily relating to an income tax benefit of $20 million based on the determination of the tax deductibility of a consolidated loss, relating to the sale of Dreyfus Brokerage Services, as well as the favorable resolution of estimates made at the time of the disposition of other discontinued businesses. After-tax gains of $2 million were recorded in the second quarter of 2003 and $5 million in the third quarter of 2002, primarily resulting from favorable resolution of estimates made at the time of disposition of the discontinued businesses.

Income from discontinued operations	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Income from operations (net of applicable tax expense of $-, $-, $-, $- and $1) (a)	$—	$—	$—	$—	$3
Net gain on disposals (net of applicable tax (credit)/ expense of $(16), $1, $3, $(14) and $6)	28	2	5	31	10

Income from discontinued operations after-tax	$28	$2	$5	$31	$13

(a)	Revenue from discontinued operations totaled $- million, $- million and $9 million in the third quarter of 2003, the second quarter of 2003 and the third quarter of 2002, respectively, and $- million and $55 million in the first nine months of 2003 and the first nine months of 2002, respectively.

There were no derivatives used for risk management purposes for discontinued operations at Sept. 30, 2003, Dec. 31, 2002, and Sept. 30, 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 — Securities

Securities	Sept. 30, 2003				Dec. 31, 2002
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses

Securities available for sale:
U.S. Treasury	$422	$—	$—	$422	$270	$—	$—	$270
U.S. agency mortgage-backed	8,613	116	36	8,693	8,487	164	8	8,643
Other U.S. agency	5	1	—	6	176	1	—	177

Total U.S. Treasury and agency securities	9,040	117	36	9,121	8,933	165	8	9,090
Obligations of states and political subdivisions	549	14	3	560	484	14	—	498
Other securities:
Other mortgage backed	400	1	1	400	1,245	19	—	1,264
Bonds, notes and preferred stock	128	—	—	128	182	—	—	182
Other	18	—	2	16	21	—	1	20

Total other securities	546	1	3	544	1,448	19	1	1,466

Total securities available for sale	$10,135	$132	$42	$10,225	$10,865	$198	$9	$11,054

Investment securities (held to maturity):
U.S. agency mortgage-backed	$282	$13	$—	$295	$455	$21	$—	$476
Obligations of states and political subdivisions	25	—	—	25	25	—	—	25
Other securities:
Stock of Federal Reserve Bank	52	—	—	52	45	—	—	45
Other mortgage backed	2	—	—	2	2	—	—	2

Total other securities	54	—	—	54	47	—	—	47

Total investment securities	$361	$13	$—	$374	$527	$21	$—	$548

Note: Gross realized gains were $50 million and gross realized losses were less than $1 million on sales of securities available for sale in the first nine months of 2003. Gross realized gains were $59 million and gross realized losses were less than $1 million on sales of securities available for sale in the full-year 2002. At Sept. 30, 2003, and Dec. 31, 2002, there were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by core business sector, for the nine months ended Sept. 30, 2003. No charges for goodwill impairment were recognized in the first nine months of 2003.

Goodwill (in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	HR&IS	Treasury Services	Total

Balance at Dec. 31, 2002	$620	$241	$325	$275	$412	$192	$2,065
Acquired goodwill	13	—	9	—	3	—	25
Other (a)	7	1	—	—	(1)	—	7

Balance at Sept. 30, 2003	$640	$242	$334	$275	$414	$192	$2,097

(a)	Other changes in goodwill include foreign exchange effects on non-dollar denominated goodwill, purchase price adjustments and certain other reclassifications.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6 — Goodwill and intangible assets (continued)

Acquired intangible assets

Intangible assets - subject to amortization (a)	Sept. 30, 2003		Dec. 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer base	$50	$(10)	$47	$(6)
Technology based	45	(9)	45	(5)
Premium on deposits	35	(22)	35	(19)
Other	10	(5)	9	(2)

Total	$140	$(46)	$136	$(32)

(a)	Includes the foreign exchange effects on non-dollar denominated intangible assets.

Intangible assets - not subject to amortization	Sept. 30, 2003	Dec. 31, 2002
(in millions)	Gross Carrying Amount	Gross Carrying Amount

Investment management contractual relationships	$10	$10

Intangible assets are amortized over their estimated useful lives. During the third quarter of 2003, the gross carrying amount of intangible assets subject to amortization increased by $3 million with a remaining weighted-average amortization period of 12 years. Amortization expense totaled $5 million, $4 million and $3 million, in the third quarter of 2003, second quarter of 2003, and the third quarter of 2002, respectively, and $14 million and $10 million in the first nine months of 2003 and the first nine months of 2002, respectively. Based upon the current level of intangible assets, the annual amortization expense for the years 2003 through 2008 is expected to be approximately $19 million, $18 million, $14 million, $14 million, $13 million and $11 million, respectively. The after-tax impact of the annual amortization expense for the years 2003 through 2008 is expected to be approximately $15 million, $15 million, $12 million, $11 million, $11 million and $9 million, respectively.

Note 7 — Other assets

Other assets (in millions)	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Corporate-owned life insurance	$1,632	$1,535	$1,458
Receivables related to foreign exchange and derivative instruments	1,072	1,380	1,247
Prepaid pension assets	993	951	917
Equity investments	647	605	629
Equity in joint ventures and other investments (a)	321	291	215
Other prepaid expenses	131	166	154
Receivables and other assets	1,051	848	1,405

Total other assets	$5,847	$5,776	$6,025

(a)	Relates to operating joint ventures and other investments including ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, Prime Advisors, Inc., various HR&IS joint ventures, and the Corporation’s investment in Banco Brascan.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 8 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at Sept. 30, 2003, Dec. 31, 2002, or Sept. 30, 2002.

Note 9 — Foreign exchange revenue and securities trading revenue

The results of the Corporation’s foreign exchange revenue and securities trading revenue are presented, by class of financial instrument, in the following table. Trading revenue is presented on the income statement as two separate items in noninterest revenue: foreign exchange revenue and securities trading revenue.

Foreign exchange revenue and securities trading revenue	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Foreign exchange contracts	$42	$28	$44	$108	$116
Other derivative contracts	8	3	(2)	13	4
Debt instruments	5	1	16	9	20

Total foreign exchange revenue and securities trading revenue (a)	$55	$32	$58	$130	$140

(a)	The Corporation recorded an unrealized loss of $1 million at Sept. 30, 2003, $8 million at June 30, 2003, and $4 million at Sept. 30, 2002, related to securities held in the trading portfolio.

Note 10 — Net interest revenue

Net interest revenue		Quarter ended			Nine months ended
(in millions)		Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Interest revenue	Interest and fees on loans (loan fees of $8, $8, $10, $24 and $30)	$67	$76	$110	$224	$329
	Interest-bearing deposits with banks	15	13	16	42	48
	Federal funds sold and securities under resale agreements	2	2	2	7	5
	Other money market investments	—	1	1	2	2
	Trading account securities	8	9	2	25	6
	Securities - nontaxable	8	7	6	23	18
	Securities - taxable	118	133	127	385	387
	Other (a)	1	19	4	23	17

	Total interest revenue	219	260	268	731	812

Interest expense	Deposits in domestic offices	13	18	28	52	85
	Deposits in foreign offices	11	13	15	37	49
	Federal funds purchased and securities under repurchase agreements	4	7	7	13	26
	Other short-term borrowings	12	11	7	34	25
	Notes and debentures	33	34	35	96	104
	Trust-preferred securities	12	13	20	45	59

	Total interest expense	85	96	112	277	348

	Net interest revenue	$134	$164	$156	$454	$464

(a)	Interest revenue earned for services provided to the Department of the Treasury in excess of the value of compensating balances during the period.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11 — Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions (HR&IS) and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration, web-based investment management software and foreign exchange and derivative products. HR&IS provides consulting, outsourcing and administrative services to design, build and operate end-to-end solutions in human resources and shareholder services that leverage scalable operations and technology. Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance, securities underwriting and trading and the activities of Mellon 1st Business Bank, National Association, in California.

For details of business sectors, see the tables, through “Average Tier I preferred equity” on pages 35 through 37, and first two paragraphs on page 38, as well as the Other Activity section on pages 46 and 47. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 12 — Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Foreign currency translation adjustment, net of tax
Beginning balance	$(27)	$(58)	$(52)	$(52)	$(44)
Period change	(1)	6	(6)	24	(14)

Ending balance	$(28)	$(52)	$(58)	$(28)	$(58)

Minimum pension liability, net of tax
Beginning balance	$(21)	$—	$—	$(21)	$—
Period change	—	(21)	—	—	—

Ending balance	$(21)	$(21)	$—	$(21)	$—

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$129	$148	$121	$121	$86
Period change	(70)	(27)	27	(62)	62

Ending balance	$59	$121	$148	$59	$148

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$(1)	$(11)	$(13)	$(7)	$(12)
Period change	1	4	2	7	1

Ending balance	$—	$(7)	$(11)	$—	$(11)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$80	$79	$56	$41	$30
Period change	(70)	(38)	23	(31)	49

Ending balance	$10	$41	$79	$10	$79

Note 13 — Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,

(in millions)	2003	2002

Net transfers to real estate acquired	$—	$1
Purchase acquisitions (a):
Fair value of noncash assets acquired	31	401
Common stock issued	(11)	—
Liabilities assumed	—	(13)

Net cash disbursed	$20	$388

(a)	For 2003, purchase acquisitions primarily relate to DirectAdvice, the remaining 49% interest in Buck & Willis Healthcare Limited and The Arden Group, as well as the additional consideration for Henderson’s Private Asset Management Business acquisition. For 2002, purchase acquisitions primarily relate to the Unifi Network, the remaining 5% interest in Newton Management Limited, HBV Capital Management, and Henderson’s Private Asset Management Business.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 14 — Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Items 2. and 3.	- Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk

Summary of financial results

Third quarter of 2003 compared with the second quarter of 2003 and the third quarter of 2002

Consolidated net income in the third quarter of 2003 totaled $181 million, or $.42 per share, compared with $175 million, or $.41 per share, in the second quarter of 2003 and $191 million, or $.44 per share, in the third quarter of 2002.

Third quarter 2003 income from continuing operations totaled $153 million, or $.36 per share. This total includes charges in the Human Resources & Investor Solutions sector (formerly the Human Resources Services sector) of $51 million pretax, which reduced third quarter 2003 earnings from continuing operations by $.07 per share. This compares with income from continuing operations of $173 million, or $.40 per share, in the second quarter of 2003 and $186 million, or $.43 per share, in the third quarter of 2002. Continuing operations returned 17.2% on equity in the third quarter of 2003 compared with 19.5% in the second quarter of 2003, and 22.6% in the third quarter of 2002.

The Corporation previously announced that plans were underway to generate expense reductions associated with the businesses that comprise Human Resources & Investor Solutions. During the third quarter, these plans were finalized and are now in the process of being implemented. The third quarter included charges of $51 million associated with severance ($30 million), software and fixed asset write-downs ($18 million) and other expenses ($3 million). These actions are expected to generate annualized expense savings of $80 million to $85 million by the fourth quarter of 2004. These initiatives have enabled the Corporation to approach this growth market with a streamlined organizational structure that provides end-to-end solutions for retirement, employee benefits, shareholder services and HR outsourcing.

In October 2003, the Corporation increased its quarterly common stock dividend by 14% to $.16 per common share. This cash dividend is payable on Friday, Nov. 14, 2003, to shareholders of record at the close of business on Friday, Oct. 31, 2003.

Year-to-date 2003 compared with year-to-date 2002

Consolidated net income totaled $517 million, or $1.20 per share, in the first nine months of 2003, and included a charge for the cumulative effect of a change in accounting principle of $7 million after-tax, or $.01 per share. This charge is discussed further on page 11. This compared with consolidated net income of $516 million, or $1.17 per share, in the first nine months of 2002, which included a provision for credit losses of $160 million pre-tax recorded in large part for credit exposure related to customers that had been associated with allegations of accounting irregularities.

Summary of financial results (continued)

Income from continuing operations before the cumulative effect of a change in accounting principle totaled $493 million, or $1.14 per share, in the first nine months of 2003. This compares with $503 million, or $1.14 per share, in the first nine months of 2002. Continuing operations, before the cumulative effect of a change in accounting principle, returned 18.8% on equity in the first nine months of 2003, compared with 20.0% in the first nine months of 2002.

Discontinued operations

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

Critical accounting policies

Note 1 of the Corporation’s 2002 Financial Annual Report includes a summary of the Corporation’s significant accounting policies. Certain of these policies are considered to be critical to the presentation of the Corporation’s financial results, since they require management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. These policies, which have been discussed with the Audit Committee of the Board of Directors, include accounting policies related to establishing the reserve for credit exposure, valuing venture capital investments and accounting for pensions. For a discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 54 and 55 of the 2002 Financial Annual Report. For a discussion of the Corporation’s accounting policies relating to valuing venture capital investments, see pages 33, 34 and 70 of the 2002 Financial Annual Report. For a discussion of the net periodic benefit credit for pensions and its sensitivity to changes in assumptions, see page 17 of the 2002 Financial Annual Report. For a discussion of the accounting policies relating to pensions, see pages 99 and 100 of the 2002 Financial Annual Report.

Noninterest revenue

Noninterest revenue	Quarter ended			Nine months ended

(dollar amounts in millions, unless otherwise noted)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue (a):
Investment management	$348	$334	$340	$1,000	$1,065
Human resources & investor solutions	229	245	232	714	765
Institutional trust and custody	114	116	122	339	364
Securities lending revenue	16	22	16	53	59

Total trust and investment fee revenue	707	717	710	2,106	2,253

Cash management revenue	98	74	72	247	211
Foreign exchange revenue	42	28	44	108	116
Securities trading revenue	13	4	14	22	24
Financing-related revenue	30	38	34	100	106
Equity investment revenue	3	(18)	(23)	(12)	(7)
Other revenue	13	10	5	29	19

Total fee and other revenue	906	853	856	2,600	2,722
Gains on sales of securities	18	21	28	50	28

Total noninterest revenue	$924	$874	$884	$2,650	$2,750

Fee revenue as a percentage of fee and net interest revenue (FTE)	87%	84%	84%	85%	85%
Trust and investment fee revenue as a percentage of fee and net interest revenue (FTE)	67%	69%	69%	68%	70%
Market value of assets under management at period end (in billions)	$625	$612	$562
Market value of assets under administration or custody at period end (in billions)	$2,611	$2,510	$2,209

S&P 500 Index - period end	996	975	815	996	815
S&P 500 Index - daily average	1,000	938	895	934	1,031

(a)	Amounts do not necessarily agree with those presented in Business Sectors on pages 35 through 37, which include revenue transferred between sectors under revenue transfer agreements. Additionally, sector amounts are reported on a fully taxable equivalent (FTE) basis.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue less gains on the sales of securities.

Fee revenue

Fee revenue of $906 million in the third quarter of 2003 increased $53 million, or 6% (unannualized), from the second quarter of 2003, primarily due to an increase in cash management, investment management, and foreign exchange revenue as well as higher equity investment revenue. The increase in cash management revenue primarily reflects a classification change from net interest revenue to fee revenue, as discussed further under the applicable categories on the following pages. Excluding the impact of this classification change, fee revenue increased 4% compared with the second quarter of 2003. Trust and investment fee revenue decreased 1% as a 4% increase in investment management fees from improved equity markets and net new business was more than offset by lower HR&IS fee revenue, primarily due to lower seasonal out-of-pocket expense reimbursements, and a seasonal decline in securities lending revenue.

Fee revenue increased $50 million, or 6%, in the third quarter of 2003 from $856 million in the third quarter of 2002, primarily due to higher cash management fee revenue and equity investment revenue. Trust and

Noninterest revenue (continued)

investment fee revenue decreased $3 million, primarily due to an improvement in the equity markets which was more than offset by the Dec. 31, 2002 formation of the global custody joint venture ABN AMRO Mellon Global Securities Services B.V., and lower HR&IS revenue. The formation of this joint venture, the results of which are accounted for under the equity method of accounting, resulted in an $11 million reduction in fee revenue in the third quarter 2003 compared with the third quarter 2002.

Investment management fee revenue

Investment management fee revenue increased $14 million, or 4% (unannualized), in the third quarter of 2003 compared with the second quarter 2003, reflecting higher mutual fund, institutional and private client management fees. Investment management fee revenue increased $8 million, or 3%, compared with the third quarter of 2002, primarily resulting from higher institutional and private client management fees, offset in part by lower mutual fund management fees. Of the $14 million increase compared with the second quarter of 2003, $7 million is from the estimated impact of improved equity markets, and the remaining increase is from net new business and the impact of one additional day in the quarter. Of the $8 million increase compared with the third quarter of 2002, $14 million is from the estimated impact of improved equity markets and $2 million is from higher performance fees, partially offset by net outflows in money market mutual funds. Performance fees are earned by investment managers as the investment performance of their products exceeds various benchmarks. Performance fees totaled $8 million in the third quarter of 2003 compared with $8 million in the second quarter of 2003 and $6 million in the third quarter of 2002, and are included in institutional investment management fees.

The Corporation estimates that a sustained (one-year) 100-point change in the Standard & Poor’s (S&P) 500 Index, when applied to the Corporation’s mix of assets under management, would result in a change of approximately $40 million to $50 million annually in investment management fees. For any given quarterly reporting period, the actual impact may vary from what might be estimated using that sensitivity, since Institutional Asset Management records investment management revenue based on quarter-end asset levels, Mutual Funds based on daily levels and Private Wealth Management based on prior months’ levels. The actual impact will also vary with changes in asset mix, the timing of flows, the relationship of other benchmarks used versus the S&P 500 Index and other factors. The relevant changes in the S&P 500 Index for the second quarter of 2003 compared with prior quarters is as follows.

S&P 500 Index	Quarter ended			Sept. 30, 2003 compared with
	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	June 30, 2003		Sept. 30, 2002
				Index	Percentage	Index	Percentage

Period-end	996	975	815	21	2.2%	181	22.2%
Daily average	1,000	938	895	62	6.7%	105	11.7%

Mutual fund management fees are based upon the daily average net assets of each fund. The average net assets of proprietary mutual funds managed in the third quarter of 2003 were $176 billion, an increase of $1 billion, or less than 1%, compared with the second quarter of 2003. Proprietary equity funds averaged $40 billion in the third quarter of 2003, an increase of $3 billion, or 10%, compared with $37 billion in the second quarter of 2003. As shown in the following table, total managed mutual fund fees increased $6 million in the third quarter of 2003 compared with the second quarter of 2003 primarily due to a $6 million increase in proprietary equity mutual funds.

Noninterest revenue (continued)

The average net assets of proprietary mutual funds managed in the third quarter of 2003 of $176 billion decreased $17 billion, or 9%, from $193 billion in the third quarter of 2002, primarily reflecting a lower average level of money market funds. Average proprietary equity funds increased $2 billion, or 5%, to $40 billion in the third quarter of 2003, from $38 billion in the third quarter of 2002. Total managed mutual fund fees decreased $8 million in the third quarter of 2003 compared with the third quarter of 2002 primarily due to an $11 million decrease in fees from proprietary money market funds.

During the third quarter of 2003, second quarter of 2003, and third quarter of 2002, respectively, the Corporation generated, on an annualized basis: 61, 60 and 60 basis points, respectively, on average proprietary equity mutual funds; 24, 24 and 25 basis points, respectively, on average proprietary money market funds; and 58, 57 and 57 basis points, respectively, on average proprietary bond and fixed income funds. In the third quarter of 2003, total average proprietary managed mutual funds generated 38 basis points, on an annualized basis, compared with 37 basis points in the second quarter of 2003, and 36 basis points in the third quarter of 2002.

Investment management fee revenue	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Managed mutual funds (a):
Equity funds	$61	$55	$58	$167	$197
Money market funds	68	68	79	209	233
Bond and fixed-income funds	38	39	38	112	108
Nonproprietary	9	8	9	26	26

Total managed mutual funds	176	170	184	514	564
Institutional	90	86	78	249	261
Private clients	82	78	78	237	240

Total investment management fee revenue	$348	$334	$340	$1,000	$1,065

(a)	Net of mutual fund fees waived and fund expense reimbursements of $10 million, $10 million and $9 million at Sept. 30, 2003, June 30, 2003, and Sept. 30, 2002, respectively, and $30 million and $29 million for the nine months ended Sept. 30, 2003, and Sept. 30, 2002, respectively.

Noninterest revenue (continued)

As shown in the following table, the market value of assets under management was $625 billion at Sept. 30, 2003, a $13 billion, or 2% (unannualized), increase from $612 billion at June 30, 2003, and a $63 billion, or 11%, increase from $562 billion at Sept. 30, 2002. The $625 billion of assets managed were comprised as follows: 34% equities; 27% money market; 21% fixed income; 10% securities lending cash collateral; and 8% overlay and global fixed-income products.

Market value of assets under management at period end
(in billions)	Sept. 30, 2003		June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002

Mutual funds managed:
Equity funds	$41		$38	$33	$36	$34
Money market funds	105		117	115	126	125
Bond and fixed-income funds	26		27	27	27	27
Nonproprietary	24	(a)	21	18	18	17

Total mutual funds managed	196		203	193	207	203
Institutional (b)	375	(a)	356	326	326	313
Private clients	54		53	47	48	46

Total market value of assets under management	$625		$612	$566	$581	$562

S&P 500 Index - period end	996		975	848	880	815
S&P 500 Index - daily average	1,000		938	861	887	895

(a)	At Sept. 30, 2003, the combined market values of $24 billion of nonproprietary mutual funds and $375 billion of institutional assets managed, by asset type, were as follows: $122 billion money market, (which includes securities lending assets of $64 billion), $115 billion equities, $84 billion fixed income, $51 billion in overlay and global fixed-income products, and $27 billion balanced, for a total of $399 billion.
(b)	Includes assets managed at Pareto Partners of $37 billion at Sept. 30, 2003, $35 billion at June 30, 2003, $30 billion at March 31, 2003, $32 billion at Dec. 31, 2002, and $32 billion at Sept. 30, 2002. The Corporation has a 30% equity interest in Pareto Partners, which is accounted for under the equity method of accounting.

Changes in market value of assets under management for third quarter 2003 - by Business Sector
(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing (a)	Total

Market value of assets under management at June 30, 2003	$341	$176	$44	$51	$612
Net inflows (outflows):
Long-term	8	—	—	—	8
Money market	3	(12)	—	2	(7)

Total net inflows (outflows)	11	(12)	—	2	1
Net market appreciation	9	2	—	—	11
Acquisitions	—	—	1	—	1

Market value of assets under management at Sept. 30, 2003	$361	$166	$45	$53	$625

(a)	Represents securities lending assets. Revenue earned on these assets is reported in Securities lending revenue on the income statement.

Noninterest revenue (continued)

Changes in market value of assets under management from Sept. 30, 2002 to Sept. 30, 2003
(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing (a)	Total

Market value of assets under management at Sept. 30, 2002	$299	$179	$40	$44	$562
Net inflows (outflows):
Long-term	17	—	—	—	17
Money market	6	(21)	—	12	(3)

Total net inflows (outflows)	23	(21)	—	12	14
Net market appreciation	37	7	3	—	47
Acquisitions/transfers between sectors	2	1	2	(3)	2

Market value of assets under management at Sept. 30, 2003	$361	$166	$45	$53	$625

(a)	Represents securities lending assets. Revenue earned on these assets is reported in Securities lending revenue on the income statement.

Institutional trust and custody revenue

Institutional trust and custody fees are dependent on a number of factors including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided to the customers such as performance analytics. Institutional trust and custody revenue decreased $2 million, or 2% (unannualized), in the third quarter of 2003 compared to the second quarter of 2003, and $8 million, or 8%, compared with the third quarter of 2002. The decrease compared with the second quarter of 2003 was primarily due to lower equity income from joint ventures as a result of a seasonal decrease in securities lending revenue in the joint ventures. The decrease compared with the third quarter 2002 was principally due to the formation of the ABN AMRO Mellon global custody joint venture on Dec. 31, 2002. Excluding the impact of the joint venture, institutional trust and custody fees were essentially flat compared with the third quarter of 2002, reflecting the impact of net new business offset by a slowdown in spending for professional and license fees for software products offered by Eagle Investment Systems.

As shown in the following table, assets under administration or custody totaled $2.611 trillion at Sept. 30, 2003, an increase of $101 billion, or 4% (unannualized), compared with $2.510 trillion at June 30, 2003 and $402 billion, or 18%, compared with $2.209 trillion at Sept. 30, 2002. The increase compared with June 30, 2003 resulted from market appreciation and the positive effect of favorable foreign exchange rates.

Noninterest revenue (continued)

Market value of assets under administration or custody at period end
(in billions)	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002

Market value of assets under administration or custody (a)(b)	$2,611	$2,510	$2,300	$2,276	$2,209

S&P 500 Index - period end	996	975	848	880	815
S&P 500 - daily average	1,000	938	861	887	895

(a)	Includes $390 billion of assets at Sept. 30, 2003; $382 billion at June 30, 2003; $327 billion at March 31, 2003; $322 billion at Dec. 31, 2002; and $315 billion at Sept. 30, 2002, under administration or custody by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce. The market rate at the close of business was $.7409, $.7373, $.6790, $.6339, and $.6301 at Sept. 30, 2003, June 30, 2003, March 31, 2003, Dec. 31, 2002, and Sept. 30, 2002, respectively, for one Canadian dollar.
(b)	Assets under administration or custody by ABN AMRO Mellon Global Securities Services B.V., a joint venture of the Corporation and ABN AMRO, included in the table above, were $272 billion at Sept. 30, 2003, $262 billion at June 30, 2003, $218 billion at March 31, 2003, and $221 billion at Dec. 31, 2002. Assets under administration or custody by ABN AMRO Mellon, a previous strategic alliance of the Corporation and ABN AMRO, included in the table above, were $157 billion at Sept. 30, 2002. The market rate at the close of business was $1.1669, $1.1496, $1.0911, $1.0462, and $.9884 at Sept. 30, 2003, June 30, 2003, March 31, 2003, Dec. 31, 2002, and Sept. 30, 2002, respectively, for one Euro.

Securities lending revenue

Securities lending revenue totaled $16 million in the third quarter of 2003 compared with $22 million in the second quarter of 2003 and $16 million in the third quarter of 2002. The decrease compared with the second quarter of 2003 primarily resulted from lower international equity lending revenue due to seasonality. This was partially offset by higher domestic volumes. The average level of securities on loan totaled $66 billion in the third quarter of 2003 compared with $67 billion in the second quarter of 2003 and $56 billion in the third quarter of 2002.

Human resources & investor solutions fee revenue

HR&IS fee revenue generated from consulting, outsourcing and investor services totaled $229 million in the third quarter of 2003, a decrease of $16 million, or 7% (unannualized), from the second quarter of 2003, primarily due to an $8 million reduction in seasonal out-of-pocket expense reimbursements from clients, as well as lower revenues from investor services. HR&IS fee revenue decreased $3 million, or 1%, from the third quarter of 2002. This decrease resulted from lower outsourcing revenues, reflecting the loss of revenues from former Unifi Network customers that had indicated their decision to terminate business prior to the closing of the acquisition in 2002.

Cash management revenue

Cash management fee revenue of $98 million in the third quarter of 2003 increased $24 million compared with the second quarter of 2003, and increased $26 million compared with the third quarter of 2002. These increases primarily resulted from a change in the manner in which the Corporation was paid for cash management services by the Department of the Treasury, a major cash management customer, beginning in mid-July 2003. This revenue, which totaled $19 million in the third quarter of 2003, was previously recorded as net interest revenue because it was paid via compensating balance earnings. Excluding the impact of this classification change, cash management fee revenue increased 6% compared with the second

Noninterest revenue (continued)

quarter of 2003 and 11% compared with the third quarter of 2002. Cash management revenue in the third quarter 2003 compared with the third quarter 2002 was also favorably impacted by higher volumes of electronic services.

Foreign exchange revenue

Foreign exchange revenue totaled $42 million in the third quarter of 2003, a $14 million, or 53% (unannualized), increase compared with the second quarter of 2003 due to higher levels of client volumes and higher volatility. In addition, the second quarter of 2003 was impacted by costs associated with hedging specific customer driven option contracts during a period of market volatility. Foreign exchange revenue decreased $2 million, or 4%, compared with the third quarter of 2002.

Securities trading revenue

Securities trading revenue totaled $13 million in the third quarter of 2003, a $9 million increase compared with the second quarter of 2003, and a $1 million decrease compared with the third quarter of 2002. The third quarter of 2003 compared with the second quarter of 2003 reflects improved trading performance and a gain of $3 million resulting from the fair market value adjustment of credit default swaps.

Financing-related revenue

Financing-related revenue primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on securitizations, loan sales and lease residuals; and returns from corporate-owned life insurance. Financing-related revenue totaled $30 million in the third quarter of 2003, a decrease of $8 million, or 23% (unannualized), compared with the second quarter of 2003, and $4 million, or 13% compared with the third quarter 2002. The decrease compared with the second quarter of 2003 primarily reflects write-downs on lease residuals and lower revenue on corporate-owned life insurance.

Equity investment revenue

Equity investment revenue, which includes realized and unrealized gains and losses on venture capital and non-venture capital investments, totaled $3 million in the third quarter of 2003 compared with a loss of $18 million in the second quarter of 2003 and a loss of $23 million in the third quarter of 2002. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments. The following table shows the components of equity investment revenue.

Equity investment revenue - gain (loss)	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Venture capital activity - realized and unrealized gain (loss):
Private and publicly held direct investments	$2	$(5)	$(25)	$8	$(42)
Third party indirect funds	—	(8)	(3)	(18)	14

Total venture capital activity	2	(13)	(28)	(10)	(28)

Equity income (loss) and gains on the sale of other equity investments	1	(5)	5	(2)	21

Total equity investment revenue	$3	$(18)	$(23)	$(12)	$(7)

Noninterest revenue (continued)

See pages 33 and 34 of the 2002 Financial Annual Report for a description of the risk rating categories and for a further discussion of the factors used in the valuation process of the venture capital investments. The Corporation’s direct venture capital investments are categorized as either “growth and buyout,” “technology,” or “financial and information services.” Net gains from venture capital activities totaled $2 million in the third quarter of 2003 primarily resulting from realized gains on the sale of direct investments in the technology sector. Results from venture capital activity were a net loss of $13 million in the second quarter of 2003 and a net loss of $28 million in the third quarter of 2002. The $13 million net loss in the second quarter of 2003 resulted from negative fair value adjustments and management fees of $13 million for third party indirect funds and $5 million from privately held direct investments, partially offset by realized gains of $5 million from third party indirect funds. The negative fair value adjustments of the third party indirect funds were recorded across all sectors, while the negative valuation adjustments of direct investments primarily related to a telecommunication company in the technology sector. The third quarter 2002 net loss of $28 million primarily resulted from valuation adjustments of companies in the technology sector that were risk rated in the “below expectations” and “declining” categories, as well as additional negative valuation adjustments to reflect prices being realized in mergers and acquisitions of technology and telecommunications companies. At both Sept. 30, 2003 and June 30, 2003, approximately 60% of the direct investment portfolio was risk rated as “superior” or “meets expectations,” the two best risk ratings. However, continued weakness in the economy and deterioration in the equity markets could result in losses in the future. See the table on page 48 of this Report for the third quarter 2003 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Equity income from non-venture capital investments accounted for under the equity method of accounting, and gains (losses) from other equity investments totaled a gain of $1 million in the third quarter of 2003 compared with a loss of $5 million in the second quarter of 2003 and a gain of $5 million in the third quarter of 2002.

Gains on sales of securities

The gains on the sales of securities of $18 million in the third quarter of 2003 resulted from the sale of mortgage-backed securities. At Sept. 30, 2003, net unrealized gains remaining in the Corporation’s available for sale portfolio were $90 million, compared with $201 million at June 30, 2003, primarily due to higher yields in the mortgage-backed securities market.

Year-to-date 2003 compared with year-to-date 2002

Fee revenue for the first nine months of 2003 totaled $2.600 billion, a $122 million, or 4%, decrease compared with the first nine months of 2002, primarily due to a $147 million, or 7%, decrease in trust and investment fee revenue, partially offset by a $36 million increase in cash management revenue. The decrease in trust and investment fee revenue primarily resulted from: a $65 million decrease in investment management fee revenue, due in part to a lower average level of proprietary mutual fund assets under management; a $51 million decrease in HR&IS revenue reflecting the loss of revenues from former Unifi Network customers that had indicated their decision to terminate business prior to the closing of the acquisition in 2002, lower volumes due to fewer clients and benefit plan participants, and a slowdown in discretionary spending by large corporate customers; and the Dec. 31, 2002, formation of the global custody joint venture ABN AMRO Mellon Global Securities Services B.V., which resulted in a $25 million reduction in fee revenue in the first nine months of 2003 compared with the first nine months of 2002. The

Noninterest revenue (continued)

increase in cash management revenue primarily resulted from the change in the manner in which the Corporation was paid for cash management services by the Department of the Treasury, beginning in mid-July 2003, as well as higher volumes of electronic services.

Gross joint venture fee revenue (supplemental information)

The Corporation accounts for its interests in joint ventures under the equity method of accounting, with its share of the net results recorded primarily as trust and investment fee revenue. The Corporation’s portions of gross joint venture fee revenue and expenses are not included in the Corporation’s reported fee revenue and operating expense. The following table presents the components of gross joint venture fee revenue for informational purposes to show the trend of revenue growth in the Corporation’s joint ventures. The decrease in trust and investment gross joint venture fee revenue in the third quarter of 2003 compared with the second quarter of 2003 primarily resulted from the seasonal decrease in securities lending revenues in the joint ventures.

Gross joint venture fee revenue	Quarter ended					Nine months ended
(in millions)	Sept. 30, 2003	(a)	June 30, 2003	(a)	Sept. 30, 2002	Sept. 30, 2003	(a)	Sept. 30, 2002

Trust and investment gross joint venture fee revenue	$97		$107		$71	$302		$215
Foreign exchange gross joint venture fee revenue	8		8		6	22		14

Total gross joint venture fee revenue	$105		$115		$77	$324		$229

(a)	Includes results of the joint venture with ABN AMRO, which was formed on Dec. 31, 2002, and which is accounted for under the equity method of accounting beginning in 2003.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $138 million in the third quarter of 2003, a decrease of $30 million compared with $168 million in the second quarter of 2003 and $21 million compared with $159 million in the third quarter of 2002. The net interest margin was 2.48% in the third quarter of 2003, down 46 basis points compared with 2.94% in the second quarter of 2003 and down 24 basis points compared with 2.72% in the third quarter of 2002. The decreases in net interest revenue primarily resulted from the combination of the change in the manner in which the Corporation was paid for cash management services by the Department of the Treasury beginning in mid-July 2003, as well as the continued reduction in large corporate loans and the sales and prepayment of higher coupon mortgage-backed securities as a result of the lower interest rate environment. The revenue from the Department of the Treasury, which totaled $19 million in the third quarter of 2003, is now recorded as cash management fee revenue. Net interest revenue also decreased due to the impact of the Dec. 31, 2002, formation of the ABN AMRO Mellon global custody joint venture, which resulted in a $4 million reduction in net interest revenue compared with the third quarter of 2002. Excluding the revenue earned from the Department of the Treasury and the impact of ABN AMRO Mellon, net interest revenue and margins would have been $138 million and 2.49%, $149 million and 2.61%, and $151 million and 2.59% for the quarters ended Sept. 30, 2003, June 30, 2003 and Sept. 30, 2002, respectively.

As a result of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace, it is expected that net interest revenue will be negatively impacted in the fourth quarter of 2003. In addition, noninterest revenue could potentially be negatively impacted if customers transfer business to other providers. It is not possible to quantify the impact on either net interest revenue or noninterest revenue.

Year-to-date 2003 compared with year-to-date 2002

Net interest revenue and the net interest margin on a fully taxable equivalent basis were $466 million and 2.72%, respectively, in the first nine months of 2003, compared with $473 million and 2.79%, respectively, in the first nine months of 2002. The $7 million, or 2%, decrease in net interest revenue primarily resulted from the third quarter 2003 change in the manner in which the Department of the Treasury is paying for cash management services, and a $13 million reduction due to the formation of the ABN AMRO joint venture, partially offset by a higher level of interest-earning assets. Excluding the revenue earned from the Department of the Treasury and the impact of ABN AMRO Mellon, net interest revenue and margins would have been $445 million and 2.60% and $445 million and 2.62% for the nine months ended Sept. 30, 2003 and Sept. 30, 2002, respectively.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET – AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	Sept. 30, 2003		June 30, 2003		Sept. 30, 2002
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates

Assets

Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,333	2.64%	$2,013	2.69%	$1,890	3.35%
Federal funds sold and securities under resale agreements	578	1.06	605	1.29	340	1.89
Other money market investments	155	1.52	147	2.30	114	2.03
Trading account securities	693	4.30	761	4.71	738.81
Securities:
U.S. Treasury and agency securities (a)	9,778	4.22	10,238	4.53	8,059	4.80
Obligations of states and political subdivisions (a)	566	6.80	519	6.83	402	6.81
Other (a)	537	11.86	687	11.34	1,794	7.08
Loans, net of unearned discount	7,425	3.61	7,915	3.84	9,836	4.36

Total interest-earning assets (b)	22,065	4.01	22,885	4.63	23,173	4.61
Cash and due from banks	2,319		2,181		2,838
Premises and equipment	694		699		708
Other assets (a)	8,483		8,480		7,511
Reserve for loan losses	(113)		(117)		(241)

Total assets	$33,448		$34,128		$33,989

Liabilities and shareholders’ equity

Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,592.52%		$7,945.74%		$7,215	1.24%
Savings certificates	232	2.35	240	2.40	233	2.94
Other time deposits	326	1.32	400	1.46	651	1.78
Deposits in foreign offices	4,066	1.08	4,550	1.17	3,401	1.77

Total interest-bearing deposits	13,216.75		13,135.94		11,500	1.46
Federal funds purchased and securities under repurchase agreements	1,679.78		2,515	1.16	1,809	1.55
U.S. Treasury tax and loan demand notes	311.79		86	1.02	125	1.49
Term federal funds purchased	181	1.03	511	1.26	174	1.75
Commercial paper	18.53		16.75		19	1.29
Other funds borrowed	620	6.57	583	6.76	624	3.66
Notes and debentures (with original maturities over one year)	4,234	3.09	4,312	3.16	4,483	3.12 (c)
Trust-preferred securities	999	5.07	1,040	5.00	990	7.90 (c)

Total interest-bearing liabilities	21,258	1.59	22,198	1.75	19,724	2.24
Total noninterest-bearing deposits	5,969		5,932		8,424
Other liabilities (a)	2,703		2,582		2,692

Total liabilities	29,930		30,712		30,840
Shareholders’ equity (a)	3,518		3,416		3,149

Total liabilities and shareholders’ equity	$33,448		$34,128		$33,989

Rates

Yield on total interest-earning assets		4.01%		4.63%		4.61%
Cost of funds supporting interest-earning assets		1.53		1.69		1.89

Net interest margin:
Taxable equivalent basis		2.48%		2.94%		2.72%
Without taxable equivalent increments		2.41		2.87		2.66

(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115.
(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 10 on page 16.
(c)	In the second quarter of 2003, the Corporation began to include hedge results with trust-preferred securities, which previously had been included with notes and debentures. The average rate paid on trust-preferred securities, including the hedge results, would have been 5.38% for the third quarter of 2002, while the rate paid on notes and debentures, excluding the hedge results, would have been 3.68% for the third quarter of 2002.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET – AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Nine months ended
	Sept. 30, 2003		Sept. 30, 2002
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates

Assets

Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,106	2.70%	$1,878	3.39%
Federal funds sold and securities under resale agreements	729	1.23	339	2.01
Other money market investments	149	1.80	118	2.15
Trading account securities	755	4.42	725	1.14
Securities:
U.S. Treasury and agency securities (a)	9,940	4.43	7,607	5.28
Obligations of states and political subdivisions (a)	530	6.86	376	6.89
Other (a)	823	10.19	1,820	6.87
Loans, net of unearned discount	7,848	3.82	9,522	4.61
Funds allocated to discontinued operations	—	—	245	2.02

Total interest-earning assets (b)	22,880	4.34	22,630	4.86
Cash and due from banks	2,275		2,907
Premises and equipment	699		725
Other assets of discontinued operations	—		276
Other assets (a)	8,476		6,994
Reserve for loan losses	(120)		(143)

Total assets	$34,210		$33,389

Liabilities and shareholders’ equity

Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,034.74%		$6,323	1.44%
Savings certificates	236	2.36	244	3.18
Other time deposits	365	1.51	884	1.98
Deposits in foreign offices	4,085	1.20	3,438	1.91

Total interest-bearing deposits	12,720.94		10,889	1.67
Federal funds purchased and securities under repurchase agreements	1,728.99		2,238	1.56
U.S. Treasury tax and loan demand notes	151.86		324	1.44
Term federal funds purchased	296	1.22	360	1.79
Commercial paper	20.69		48	1.68
Other funds borrowed	616	6.52	591	3.52
Notes and debentures (with original maturities over one year)	4,324	2.97 (c)	4,223	3.31 (c)
Trust-preferred securities	1,016	5.98 (c)	980	8.07 (c)

Total interest-bearing liabilities	20,871	1.78	19,653	2.38
Total noninterest-bearing deposits	7,148		7,554
Other liabilities of discontinued operations	—		276
Other liabilities (a)	2,780		2,646

Total liabilities	30,799		30,129
Shareholders’ equity (a)	3,411		3,260

Total liabilities and shareholders’ equity	$34,210		$33,389

Rates

Yield on total interest-earning assets		4.34%		4.86%
Cost of funds supporting interest-earning assets		1.62		2.07

Net interest margin:
Taxable equivalent basis		2.72%		2.79%
Without taxable equivalent increments		2.65		2.74

(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115.
(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 10 on page 16.
(c)	In the second quarter of 2003, the Corporation began to include hedge results with trust-preferred securities, which previously had been included with notes and debentures. The average rate paid on trust-preferred securities, including the hedge results, would have been 5.09% for the first nine months of 2003 and 5.60% for the first nine months of 2002, while the average rate paid on notes and debentures, excluding the hedge results, would have been 3.18% for the first nine months of 2003 and 3.88% for the first nine months of 2002.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended			Nine months ended
(dollar amounts in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Staff expense:
Compensation	$350	$324	$322	$1,001	$969
Incentive (a)	89	78	85	234	296
Employee benefits	59	58	33	176	109

Total staff expense	$498	$460	$440	$1,411	$1,374
Professional, legal and other purchased services	109	109	105	310	282
Net occupancy expense	68	65	63	197	186
Equipment expense	70	50	51	174	160
Business development	27	26	32	78	98
Communications expense	24	29	25	80	83
Amortization of intangible assets	5	4	3	14	10
Other expense	36	40	37	114	95

Total operating expense	$837	$783	$756	$2,378	$2,288

Average full-time equivalent staff	22,400	23,000	24,300	23,000	24,100
Period-end headcount (b)	21,300	21,700	22,900	21,300	22,900

(a)	Effective Jan. 1, 2003, the Corporation began recording an expense for the estimated fair value of stock options using the prospective method under transitional guidance provided in Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Stock option expense totaled less than $1 million in the third quarter of 2003 and approximately $2 million in the first nine months of 2003. See Note 2 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.
(b)	Period-end headcount does not include the equivalent staff impact of temporaries, contractors or overtime, which are included in average full-time equivalent staff. The decrease in average full-time equivalent staff in the third quarter of 2003 compared to both the second quarter of 2003 and the third quarter of 2002 exceeded the decrease in period-end headcount for the same comparable periods due to lower levels of temporaries, contractors and overtime.

Operating expense totaled $837 million in the third quarter of 2003, an increase of $54 million, or 7% (unannualized), compared with the second quarter of 2003. This increase primarily resulted from the recording of $51 million of expenses in the Corporation’s HR&IS sector (formerly the Human Resources Services sector), consisting of $30 million of severance expense (included in compensation expense in the table above), $18 million of software and fixed asset write-downs (included in equipment expense in the table above) and $3 million of other expense. As discussed on page 19, plans to generate expense reductions in the HR&IS sector were finalized in the third quarter of 2003 and are now being implemented. These actions are expected to generate annual expense savings of $80 million to $85 million by the fourth quarter of 2004. Excluding the $51 million of expenses, operating expense increased $3 million in the third quarter of 2003 compared with the second quarter of 2003. This increase primarily resulted from an $11 million increase in incentive expense, partially offset by a $9 million decrease in out-of-pocket client reimbursable expenses. Reimbursable out-of-pocket expenses, the reimbursement of which is recorded in revenue, totaled $22 million in the third quarter of 2003 compared with $31 million in the second quarter of 2003 and $24 million in the third quarter of 2002. Severance expense totaled $34 million in the third quarter of 2003, including the $30 million for the HR&IS sector, compared with $7 million in the second quarter of 2003. The $34 million charge for severance expense relates to a planned reduction of approximately 1,350 positions, approximately 100 of which had occurred by Sept. 30, 2003. As of Sept. 30, 2003, $3 million of this severance accrual had been utilized, with the remaining $31 million expected to be utilized by Sept. 30, 2004. Base compensation expense, excluding severance expense, was $1 million lower compared with the second quarter of 2003, as the impact of July 1, 2003, merit increases of $4 million per quarter was offset by the impact of a lower headcount.

Operating expense (continued)

Operating expense increased $81 million, or 11%, compared with the third quarter of 2002 primarily due to the expenses recorded in the HR&IS sector discussed above, as well as higher employee benefits expense for pension and medical benefits, an increase in professional, legal and other purchased services, higher other severance, higher occupancy expense and a $5 million translation impact from the weaker dollar on non-U.S. expenses. These increases were partially offset by the impact of the formation of the ABN AMRO Mellon joint venture, which resulted in a $6 million reduction in operating expense compared with the third quarter of 2002. Base compensation expense, excluding severance expense, was $9 million lower compared with the third quarter of 2002 reflecting a reduction in headcount of approximately 1,600, the impact of which more than offset the $4 million of merit increases granted in the third quarter of 2003.

Year-to-date 2003 compared with year-to-date 2002

Operating expense for the first nine months of 2003 totaled $2.378 billion, a $90 million, or 4%, increase compared with the first nine months of 2002, reflecting the expenses recorded in the HR&IS sector discussed above; a lower pension credit; and higher medical and other benefits expense; higher professional, legal and other purchased services and the translation impact of a weaker dollar, which more than offset lower incentive expense and a $22 million expense reduction due to the formation of the ABN AMRO Mellon joint venture.

Income taxes

The provision for income taxes from continuing operations totaled $68 million in the third quarter of 2003 compared with $96 million in the third quarter of 2002. The Corporation’s effective tax rate on income from continuing operations was approximately 31% for the third quarter of 2003, and approximately 31.5% for the first nine months of 2003 compared with approximately 33% for the full-year 2002. It is currently anticipated that the effective tax rate will be approximately 31.5% for the fourth quarter of 2003.

Business sectors

Quarterly data	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02

Revenue:
Trust and investment fee revenue	$149	$143	$129	$123	$122	$135	$75	$69	$75	$347	$334	$339
Other fee revenue	6	3	2	(1)	—	(2)	3	4	4	8	7	4
Net interest revenue (expense)	(6)	(4)	(8)	—	(1)	2	55	59	52	49	54	46

Total revenue	149	142	123	122	121	135	133	132	131	404	395	389
Credit quality expense	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Operating expense	121	115	112	80	79	83	76	73	68	277	267	263

Income from continuing operations before taxes (benefits)	28	27	11	42	42	52	57	59	64	127	128	127
Income taxes (benefits)	10	9	4	15	15	22	20	22	23	45	46	49

Income from continuing operations	18	18	7	27	27	30	37	37	41	82	82	78
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$18	$18	$7	$27	$27	$30	$37	$37	$41	$82	$82	$78

Average loans	$—	$—	$—	$—	$—	$—	$2.9	$2.8	$2.8	$2.9	$2.8	$2.8
Average assets (b)	$1.4	$1.4	$1.3	$0.6	$0.6	$0.7	$5.5	$5.5	$4.8	$7.5	$7.5	$6.8
Average deposits	$—	$—	$—	$—	$—	$—	$4.5	$4.6	$4.3	$4.5	$4.6	$4.3
Average common equity	$0.5	$0.5	$0.2	$0.2	$0.2	$0.4	$0.4	$0.4	$0.2	$1.1	$1.1	$0.8
Average Tier I preferred equity	$0.3	$0.3	$—	$0.1	$0.1	$—	$0.2	$0.2	$—	$0.6	$0.6	$—

Return on common equity (c)(d)	15%	15%	13%	47%	47%	29%	35%	36%	78%	29%	30%	37%
Pre-tax operating margin (c)	19%	19%	9%	34%	35%	39%	43%	45%	49%	32%	32%	33%
Percentage of core sector revenue	14%	14%	12%	12%	11%	13%	13%	13%	12%	39%	38%	37%
Percentage of core sector income before taxes	14%	10%	4%	21%	16%	19%	28%	23%	23%	63%	49%	46%

For the nine months ended Sept. 30,	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2003	2002	2003	2002	2003	2002	2003	2002

Revenue:
Trust and investment fee revenue	$414	$415	$369	$420	$214	$234	$997	$1,069
Other fee revenue	13	8	(1)	(4)	10	9	22	13
Net interest revenue (expense)	(14)	(22)	(3)	5	172	160	155	143

Total revenue	413	401	365	421	396	403	1,174	1,225
Credit quality expense	—	—	—	—	—	—	—	—
Operating expense	350	338	236	253	217	204	803	795

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	63	63	129	168	179	199	371	430
Income taxes (benefits)	22	24	46	69	64	71	132	164

Income (loss) from continuing operations before cumulative effect of accounting change	41	39	83	99	115	128	239	266
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—

Income from continuing operations	41	39	83	99	115	128	239	266
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$41	$39	$83	$99	$115	$128	$239	$266

Average loans	$—	$—	$—	$—	$2.8	$2.7	$2.8	$2.7
Average assets (b)	$1.4	$1.2	$0.6	$0.7	$5.5	$5.0	$7.5	$6.9
Average deposits	$—	$—	$—	$—	$4.6	$4.4	$4.6	$4.4
Average common equity	$0.5	$0.2	$0.2	$0.4	$0.4	$0.2	$1.1	$0.8
Average Tier I preferred equity	$0.3	$—	$0.1	$—	$0.2	$—	$0.6	$—

Return on common equity (c)(d)	12%	23%	48%	33%	36%	81%	29%	42%
Pre-tax operating margin (c)	15%	16%	35%	40%	45%	50%	32%	35%
Percentage of core sector revenue	13%	12%	12%	13%	13%	13%	38%	38%
Percentage of core sector income before taxes	9%	7%	18%	18%	25%	22%	52%	47%

(a)	Income from discontinued operations for the first nine months of 2003 and 2002 and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.
(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.
(c)	On a continuing operations basis.
(d)	Return on common equity is annualized.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data	Asset Servicing			Human Resources & Investor Solutions			Treasury Services			Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02

Revenue:
Trust and investment fee revenue	$119	$127	$128	$239	$254	$240	$2	$3	$2	$360	$384	$370
Other fee revenue	38	21	38	3	1	17	114	90	90	155	112	145
Net interest revenue (expense)	21	23	22	2	1	(7)	99	120	125	122	144	140

Total revenue	178	171	188	244	256	250	215	213	217	637	640	655
Credit quality expense	—	—	—	—	—	—	1	—	1	1	—	1
Operating expense	138	129	139	294	258	246	127	120	116	559	507	501

Income from continuing operations before taxes (benefits)	40	42	49	(50)	(2)	4	87	93	100	77	133	153
Income taxes (benefits)	14	15	18	(19)	(2)	1	31	33	36	26	46	55

Income from continuing operations	26	27	31	(31)	—	3	56	60	64	51	87	98
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$26	$27	$31	$(31)	$—	$3	$56	$60	$64	$51	$87	$98

Average loans	$—	$0.1	$—	$—	$—	$—	$3.4	$3.7	$5.4	$3.4	$3.8	$5.4
Average assets (b)	$6.1	$5.7	$4.9	$2.2	$2.2	$2.0	$10.4	$10.1	$12.5	$18.7	$18.0	$19.4
Average deposits	$4.5	$4.2	$3.4	$0.4	$0.3	$0.1	$8.9	$8.5	$11.0	$13.8	$13.0	$14.5
Average common equity	$0.6	$0.6	$0.4	$0.4	$0.5	$0.3	$1.1	$1.1	$1.1	$2.1	$2.2	$1.8
Average Tier I preferred equity	$0.1	$0.1	$—	$0.2	$0.2	$—	$0.1	$0.1	$0.2	$0.4	$0.4	$0.2

Return on common equity (c)(d)	18%	19%	26%	(28)%	—%	4%	21%	22%	24%	10%	16%	22%
Pre-tax operating margin (c)	22%	25%	26%	(20)%	(1)%	2%	40%	44%	46%	12%	21%	23%
Percentage of core sector revenue	17%	16%	18%	23%	25%	24%	21%	21%	21%	61%	62%	63%
Percentage of core sector income before taxes	19%	16%	17%	(24)%	(1)%	1%	42%	36%	36%	37%	51%	54%

For the nine months ended Sept. 30,	Asset Servicing		Human Resources & Investor Solutions		Treasury Services		Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2003	2002	2003	2002	2003	2002	2003	2002

Revenue:
Trust and investment fee revenue	$362	$384	$741	$794	$7	$6	$1,110	$1,184
Other fee revenue	92	104	8	22	294	265	394	391
Net interest revenue (expense)	64	74	1	(19)	338	358	403	413

Total revenue	518	562	750	797	639	629	1,907	1,988
Credit quality expense	—	—	—	—	5	2	5	2
Operating expense	394	403	801	754	366	345	1,561	1,502

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	124	159	(51)	43	268	282	341	484
Income taxes (benefits)	44	57	(21)	15	95	101	118	173

Income (loss) from continuing operations before cumulative effect of accounting change	80	102	(30)	28	173	181	223	311
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—

Income from continuing operations	80	102	(30)	28	173	181	223	311
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$80	$102	$(30)	$28	$173	$181	$223	$311

Average loans	$—	$—	$—	$—	$3.7	$5.4	$3.7	$5.4
Average assets (b)	$5.7	$4.6	$2.2	$1.8	$11.5	$10.6	$19.4	$17.0
Average deposits	$4.0	$3.3	$0.3	$0.1	$9.9	$9.2	$14.2	$12.6
Average common equity	$0.6	$0.4	$0.4	$0.3	$1.1	$1.1	$2.1	$1.8
Average Tier I preferred equity	$0.1	$—	$0.2	$—	$0.1	$0.2	$0.4	$0.2

Return on common equity (c)(d)	19%	29%	(9)%	14%	21%	23%	14%	23%
Pre-tax operating margin (c)	24%	28%	(7)%	5%	42%	45%	18%	24%
Percentage of core sector revenue	17%	17%	24%	25%	21%	20%	62%	62%
Percentage of core sector income before taxes	17%	17%	(7)%	5%	38%	31%	48%	53%

(a)	Income from discontinued operations for the first nine months of 2003 and 2002 and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.
(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.
(c)	On a continuing operations basis.
(d)	Return on common equity is annualized.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data	Total Core Sectors			Other Activity			Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02	3Q03	2Q03	3Q02

Revenue:
Trust and investment fee revenue	$707	$718	$709	$—	$(1)	$1	$707	$717	$710
Other fee revenue (a)	163	119	149	64	50	34	227	169	183
Net interest revenue (expense) (b)	171	198	186	(33)	(30)	(27)	138	168	159

Total revenue	1,041	1,035	1,044	31	19	8	1,072	1,054	1,052
Credit quality expense	1	—	—	(1)	3	2	—	3	2
Operating expense	836	774	764	1	9	(8)	837	783	756

Income from continuing operations before taxes (benefits)	204	261	280	31	7	14	235	268	294
Income taxes (benefits) (c)	71	92	104	11	3	4	82	95	108

Income from continuing operations	133	169	176	20	4	10	153	173	186
Income from discontinued operations after-tax (d)	—	—	—	—	—	—	28	2	5

Net income (loss)	$133	$169	$176	$20	$4	$10	$181	$175	$191

Average loans	$6.3	$6.6	$8.2	$1.1	$1.3	$1.6	$7.4	$7.9	$9.8
Average assets (e)	$26.2	$25.5	$26.2	$7.2	$8.8	$8.0	$33.4	$34.3	$34.2
Average deposits	$18.3	$17.6	$18.8	$0.9	$1.5	$1.1	$19.2	$19.1	$19.9
Average common equity	$3.2	$3.3	$2.6	$0.3	$0.3	$0.7	$3.5	$3.6	$3.3
Average Tier I preferred equity	$1.0	$1.0	$0.2	$—	$—	$0.8	$1.0	$1.0	$1.0

Return on common equity (f)(g)	16%	21%	27%	N/M	N/M	N/M	17%	20%	23%
Pre-tax operating margin (f)	20%	25%	27%	N/M	N/M	N/M	22%	25%	28%

For the nine months ended Sept. 30,	Total Core Sectors		Other Activity		Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2003	2002	2003	2002	2003		2002

Revenue:
Trust and investment fee revenue	$2,107	$2,253	$(1)	$—	$2,106		$2,253
Other fee revenue (a)	416	404	159	124	575		528
Net interest revenue (expense) (b)	558	556	(92)	(83)	466		473

Total revenue	3,081	3,213	66	41	3,147		3,254
Credit quality expense	5	2	2	164	7		166
Operating expense	2,364	2,297	14	(9)	2,378		2,288

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	712	914	50	(114)	762		800
Income taxes (benefits) (c)	250	337	19	(40)	269		297

Income (loss) from continuing operations before cumulative effect of accounting change	462	577	31	(74)	493		503
Cumulative effect of accounting change (d)	—	—	(7)	—	(7)		—

Income from continuing operations	462	577	24	(74)	486		503
Income from discontinued operations after-tax (d)	—	—	—	—	31		13

Net income (loss)	$462	$577	$24	$(74)	$517		$516

Average loans	$6.5	$8.1	$1.3	$1.4	$7.8		$9.5
Average assets (e)	$26.9	$23.9	$7.4	$9.1	$34.3		$33.5
Average deposits	$18.8	$17.0	$1.1	$1.4	$19.9		$18.4
Average common equity	$3.2	$2.6	$0.3	$0.8	$3.5		$3.4
Average Tier I preferred equity	$1.0	$0.2	$—	$0.8	$1.0		$1.0

Return on common equity (f)(g)	19%	29%	N/M	N/M	19	%(h)	20%
Pre-tax operating margin (f)	23%	28%	N/M	N/M	24%		25%

(a)	Consolidated results include FTE impact of $10 million, $12 million and $9 million for the third quarter of 2003, second quarter of 2003 and third quarter of 2002, respectively, and $31 million and $31 million for the first nine months of 2003 and the first nine months of 2002, respectively.
(b)	Consolidated results include FTE impact of $4 million, $4 million and $3 million for the third quarter of 2003, second quarter of 2003 and third quarter of 2002, respectively, and $12 million and $9 million for the first nine months of 2003 and the first nine months of 2002, respectively.
(c)	Consolidated results include FTE impact of $14 million, $16 million and $12 million for the third quarter of 2003, second quarter of 2003 and third quarter of 2002, respectively, and $43 million and $40 million for the first nine months of 2003 and the first nine months of 2002, respectively.
(d)	Income from discontinued operations for the first nine months of 2003 and 2002 and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.
(e)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million and $521 million for the first nine months of 2003 and the first nine months of 2002, respectively.
(f)	On a continuing operations basis.
(g)	Return on common equity is annualized.
(h)	Ratio is before the cumulative effect of a change in accounting principle.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

N/M — Not meaningful

Business sectors (continued)

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two major classes of customers - high net worth individuals/families, and large institutional customers. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors. In addition, Other Activity, as discussed further on pages 46 and 47, consists of all activities not aggregated in the Corporation’s core business sectors. The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2002 Financial Annual Report to Shareholders except: other fee revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); and credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk assessments and factors and, where appropriate, regulatory guidelines. While external benchmarks are considered in the allocation process, the capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the first quarter of 2003, the Corporation revised its capital allocations to the core business sectors to better reflect the economic capital required for these businesses, and in anticipation of an increase in required capital as proposed by the new Basel accord.

The Corporation’s core business sectors are divided into two overall reportable groups — Asset Management and Corporate & Institutional Services. The Asset Management group is comprised of the Institutional Asset Management, Mutual Funds and Private Wealth Management sectors. The Corporate & Institutional Services group is comprised of the Asset Servicing, Human Resources & Investor Solutions (HR&IS) and Treasury Services sectors. In addition, Business Sector information is reported on a continuing operations basis for all periods presented. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

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

Business sectors (continued)

Institutional Asset Management

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue	$149	$143	$129	$414	$415
Other fee revenue	6	3	2	13	8
Net interest revenue (expense)	(6)	(4)	(8)	(14)	(22)

Total revenue	$149	$142	$123	$413	$401
Total operating expense	$121	$115	$112	$350	$338
Income before taxes	$28	$27	$11	$63	$63
Return on common equity (annualized)	15%	15%	13%	12%	23%
Pre-tax operating margin	19%	19%	9%	15%	16%

Assets under management	$361	$341	$299
Plus: subadvised for other Mellon sectors	19	17	14

	$380	$358	$313

Assets under administration or custody	$17	$14	$7

S&P 500 Index - period end	996	975	815	996	815
S&P 500 Index - daily average	1,000	938	895	934	1,031

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. MIAM offers its investors access to a wide spectrum of investment styles and asset classes, ranging from active growth equity strategies to emerging markets to fixed income and asset allocation solutions. Most of these strategies are available on a separate account and pooled fund basis. The MIAM clients are predominately institutional investors (Corporations, Financial Institutions, Public Plan Sponsors, Foundations/Endowments, Insurance Companies, and Taft Hartley plans) although through its global distributor, MGI, funds are also sold to individuals via brokers. MIAM reaches its institutional investors through direct sales, consultant relationships and sub-advisory relationships. The results of the Institutional Asset Management sector are primarily driven by the period-end levels of assets managed as well as the mix of those assets, as shown in the tables on pages 24 and 25. Managed equity assets generate higher percentage fees than money market and bond assets. In addition, performance fees may be generated by the performance of the managed funds exceeding peer or market benchmarks. Expenses associated with the Institutional Asset Management Sector are predominately driven by staffing costs and incentives. Incentives are directly associated with the performance of the individual asset management companies and new business generation.

The 5% increase in revenue in the third quarter of 2003 compared with the second quarter of 2003 was due to an increase in investment management fees, which are based on the market value of assets under management. This increase primarily resulted from net inflows, as well as market appreciation. As shown in the second table on page 24, assets under management for the sector increased $20 billion from June 30, 2003, resulting from $11 billion of net inflows and $9 billion of equity market appreciation. Operating expense increased 5% in the third quarter of 2003 compared with the second quarter of 2003, due to higher incentive expense, primarily resulting from increased profitability of the individual investment firms, partially offset by a reduction in general expenses. Income before taxes increased $1 million, or 2%.

Business sectors (continued)

The 21% increase in revenue in the third quarter of 2003 compared with the third quarter of 2002 primarily resulted from an increase in investment management fees, primarily due to the impact of improved equity markets, and net inflows, as shown on the table on page 25, and higher performance fees. Operating expense increased 8% compared with the third quarter of 2002, primarily due to higher incentive expense, as well as the translation impact of the weaker dollar on non-U.S. expenses. Income before taxes increased $17 million compared with the third quarter of 2002.

On a year-to-date basis, revenue increased 3% from the prior year, primarily due to an increase in investment management fees, partially offset by a $12 million decrease in performance fees. Expenses increased 4%, primarily due to the translation impact of the weaker dollar on non-U.S. expenses, which more than offset a decrease in discretionary expenses. Income before taxes of $63 million for the first nine months of 2003 was unchanged from the prior year period.

Mutual Funds

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue	$123	$122	$135	$369	$420
Other fee revenue	(1)	—	(2)	(1)	(4)
Net interest revenue (expense)	—	(1)	2	(3)	5

Total revenue	$122	$121	$135	$365	$421
Total operating expense	$80	$79	$83	$236	$253
Income before taxes	$42	$42	$52	$129	$168
Return on common equity (annualized)	47%	47%	29%	48%	33%
Pre-tax operating margin	34%	35%	39%	35%	40%

Assets under management	$166	$176	$179
Less: subadvised by other Mellon sectors	(20)	(19)	(17)

	$146	$157	$162

S&P 500 Index - period end	996	975	815	996	815
S&P 500 Index - daily average	1,000	938	895	934	1,031

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

Revenue increased 1% in the third quarter of 2003 compared with the second quarter of 2003, primarily due to higher fees from equity mutual funds due to the improvement in the equity markets and higher revenue from separately managed accounts. Expenses increased 1% primarily due to higher severance expense and merit increases, resulting in income before taxes that was unchanged compared with the second quarter of 2003.

Business sectors (continued)

Revenue decreased 9% compared with the third quarter of 2002 principally due to lower management fee revenue from a lower average level of institutional money market funds due to net outflows, partially offset by higher revenue from separately managed accounts. Expenses decreased 3%, as a result of lower staff and incentive expense. Income before taxes decreased 19% compared with the third quarter of 2002. Assets under management for this sector of $146 billion were down 7% from $157 billion at June 30, 2003, and down 10% from $162 billion at Sept. 30, 2002, primarily due to money market outflows partially offset by equity market appreciation.

On a year-to-date basis, revenue decreased 13% from the prior year, primarily due to lower average levels of equity funds and institutional money market funds and lower net interest revenue, partially offset by an increase in revenue from separately managed accounts. Expenses decreased 7% as a result of lower staff, incentive and advertising expense. Income before taxes was down 23% from the first nine months of 2002.

Private Wealth Management

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue	$75	$69	$75	$214	$234
Other fee revenue	3	4	4	10	9
Net interest revenue	55	59	52	172	160

Total revenue	$133	$132	$131	$396	$403
Credit quality expense	$—	$—	$(1)	$—	$—
Total operating expense	$76	$73	$68	$217	$204
Income before taxes	$57	$59	$64	$179	$199
Return on common equity (annualized)	35%	36%	78%	36%	81%
Pre-tax operating margin	43%	45%	49%	45%	50%

Total client assets at beginning of quarter	$69	$64	$70
Assets under management net inflows	—	—	—
Assets under administration or custody net inflows (outflows)	—	1	—
Acquisitions	1	—	1
Transfer from Institutional Asset Management	—	1	—
Market appreciation (depreciation)	1	3	(7)

Total client assets at end of quarter (a)	$71	$69	$64

S&P 500 Index - period end	996	975	815	996	815
S&P 500 Index - daily average	1,000	938	895	934	1,031

(a)	Includes assets under management of $45 billion, $44 billion and $40 billion, respectively.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than sixty locations in fourteen states. The results of the Private Wealth Management sector are driven by the level of assets managed and custodied as well as the mix of those assets and the level of activity in client accounts. Net interest revenue is determined by the level and spread of loans and deposits. Expenses of this sector are driven by staff expense in the investment management, sales, service and support groups.

Business sectors (continued)

Revenue increased $1 million in the third quarter of 2003 compared with the second quarter of 2003, reflecting the impact of higher equity markets, partially offset by lower net interest revenue. Operating expense increased 3%, due to higher incentive expense, partially offset by lower general expenses, resulting in a 2% decrease in income before taxes compared with the second quarter of 2003.

Revenue increased 1% compared with the third quarter of 2002 due to higher net interest revenue. Expenses increased 12% primarily reflecting higher staff expense due to acquisitions and additional wealth offices, incentive expense, primarily due to sales growth, as well as increased occupancy expense related to the build-out of wealth offices. Income before taxes decreased 12% compared with the third quarter of 2002. Client assets were $71 billion at Sept. 30, 2003, an increase of 3% from June 30, 2003, and an increase of 11% from Sept. 30, 2002, reflecting the impact of equity market appreciation.

On a year-to-date basis, revenue decreased 2% and expenses increased 6%, resulting in a 10% decrease in income before taxes. The decrease in revenue from the first nine months of 2002 primarily reflects the impact of weak equity markets partially offset by higher net interest revenue. The increase in expense primarily relates to higher staff expense due to acquisitions and additional wealth offices and higher occupancy expense due to the build-out of wealth offices mentioned previously.

Asset Servicing

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue	$119	$127	$128	$362	$384
Other fee revenue (a)	38	21	38	92	104
Net interest revenue	21	23	22	64	74

Total revenue	$178	$171	$188	$518	$562
Total operating expense	$138	$129	$139	$394	$403
Income before taxes	$40	$42	$49	$124	$159
Return on common equity (annualized)	18%	19%	26%	19%	29%
Pre-tax operating margin	22%	25%	26%	24%	28%

Assets under management	$53	$51	$44
Assets under administration or custody	$2,463	$2,369	$2,071

S&P 500 Index - period end	996	975	815	996	815
S&P 500 Index - daily average	1,000	938	895	934	1,031

(a)	Primarily consists of foreign exchange revenue.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration, web-based investment management software and foreign exchange and derivative products. These services and products are provided to corporate and public retirement funds, foundations and endowments and global financial institutions including investment managers, insurance companies and mutual funds. As a global service provider, these products are distributed through the franchise’s sales organization along with the Corporation’s joint venture partners, CIBC Mellon, ABN AMRO Mellon and Russell Mellon. Internet based investment manager software solutions are provided by Eagle Investment Systems.

Business sectors (continued)

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

The 4% increase in revenue compared with the second quarter of 2003 was primarily due to higher foreign exchange revenue, partially offset by a seasonal decrease in securities lending fees including lower equity income from joint ventures due to lower securities lending revenue, and by lower net interest revenue. Operating expenses increased 8% primarily due to expenses in support of new business growth and development around enhancements to existing products, as well as higher incentive expense. Income before taxes decreased 8% compared with the second quarter of 2003.

Revenue and expenses in the third quarter of 2003 compared to the third quarter of 2002 were impacted by the Dec. 31, 2002, formation of the ABN AMRO Mellon global custody joint venture. Excluding the impact of this joint venture, revenue increased 3% primarily from net new business and higher net interest revenue, partially offset by a slowdown in spending for professional and license fees for software products offered by Eagle Investment Systems. Operating expense, excluding the impact of the joint venture, increased 4% primarily in support of new business growth and development around enhancements to existing products. Income before taxes decreased 19% compared with the third quarter of 2002. Assets under administration or custody for this sector were $2.463 trillion at Sept. 30, 2003, an increase of $94 billion, or 4%, compared with June 30, 2003, and an increase of $392 billion, or 19%, compared with Sept. 30, 2002. The increase compared with June 30, 2003, resulted from market appreciation and the positive effect of favorable foreign exchange rates.

Revenue and expenses on a year-to-date basis were also impacted by the formation of the ABN AMRO Mellon global custody joint venture. Excluding the impact of the joint venture, revenue decreased 1%, primarily due to lower foreign exchange revenue, lower revenue from Eagle Investment Systems and lower securities lending revenue, which more than offset the impact of net new business and higher net interest revenue. Operating expenses, excluding the impact of the joint venture, increased 4%, primarily in support of new business growth and development around enhancements to existing products, as well as to the translation impact of the weaker dollar on non-U.S. expenses. Income before taxes was down 22% from the first nine months of 2002.

Business sectors (continued)

Human Resources & Investor Solutions

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue	$239	$254	$240	$741	$794
Other fee revenue	3	1	17	8	22
Net interest revenue (expense)	2	1	(7)	1	(19)

Total revenue	$244	$256	$250	$750	$797
Total operating expense	$294	$258	$246	$801	$754
Income before taxes	$(50)	$(2)	$4	$(51)	$43
Return on common equity (annualized)	(28)%	—%	4%	(9)%	14%
Pre-tax operating margin	(20)%	(1)%	2%	(7)%	5%
Assets under administration or custody	$110	$107	$114

S&P 500 Index - period end	996	975	815	996	815
S&P 500 Index - daily average	1,000	938	895	934	1,031

The Human Resources and Investor Solutions (HR&IS) sector reorganized around consolidated lines of business and the Mellon brand for retirement, employee benefits, investor solutions and human resources (HR) outsourcing. The sector provides consulting, outsourcing and administration services to design, build and operate end-to-end solutions in HR and shareholder services that leverage scalable operations and technology. Consulting fee revenue is dependent on discretionary corporate spending on the design and implementation of retirement, benefits, shareholder and compensation programs and other project work. Clients are generally billed on an hourly basis at rates that vary based upon staff level and experience. Consultant utilization, a key statistic, is a function of work levels and headcount. Outsourcing and benefit plan administration fees are influenced by number of employees serviced, plan participant counts, volume of transactions processed, project work and market value of benefit plan assets under administration. Shareholder services consist of a diverse array of products to shareholders and corporations including stock transfer and record keeping services, investment plan services, demutualizations, corporate actions and unclaimed property services. Shareholder services revenues include earnings related to customer balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on the Corporation’s balance sheet totaled $389 million at Sept. 30, 2003. Earnings on these balances are classified as trust and investment fees. Earnings on customer balances reflected on the Corporation’s balance sheet are classified as net interest revenue. Sector expenses are driven by staff, equipment and space required to support the services provided by the sector.

Compared with the second quarter of 2003, revenue decreased 4%, reflecting lower seasonal out-of-pocket expense reimbursements from clients as well as lower revenues from investor services. Operating expense increased 14%, primarily resulting from the recording of $51 million of expenses discussed previously, consisting of $30 million of severance expense, $18 million of software and fixed asset write-downs and $3 million of other expense. Excluding these expenses, operating expense decreased 6%, primarily relating to lower seasonal out-of-pocket client reimbursable expenses. Income before taxes decreased $48 million compared with the second quarter of 2003, due to the third quarter 2003 charges discussed above.

Revenue decreased 2% compared with the third quarter of 2002, primarily due to the loss of revenues from former Unifi Network customers that had indicated their decision to terminate business prior to the close of the Unifi Network acquisition in 2002. Expenses increased 19% compared with the third quarter of 2002,

Business sectors (continued)

primarily due to the $51 million of charges discussed previously. Excluding these expenses, operating expense decreased 1%. Income before taxes decreased $54 million compared with the third quarter of 2002.

On a year-to-date basis, revenue decreased 6%, reflecting the loss of revenues from former Unifi Network customers, reduced discretionary project spending by large corporate customers as well as lower volumes due to fewer clients and benefit plan participants, partially offset by net new business. Lower revenue also resulted from a decline in consulting revenue due principally to a slowdown in discretionary spending by large corporate customers since the first half of 2002. Operating expenses for the first nine months of 2003 increased 6% compared with the first nine months of 2002, primarily reflecting the $51 million of expenses discussed previously. Excluding these expenses, operating expense decreased 1%. Income before taxes decreased $94 million compared with the prior year period.

Treasury Services

	Quarter ended			Nine months ended
(income statement dollar amounts in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Trust and investment fee revenue	$2	$3	$2	$7	$6
Other fee revenue	114	90	90	294	265
Net interest revenue	99	120	125	338	358

Total revenue	$215	$213	$217	$639	$629
Credit quality expense	$1	$—	$1	$5	$2
Total operating expense	$127	$120	$116	$366	$345
Income before taxes	$87	$93	$100	$268	$282
Return on common equity (annualized)	21%	22%	24%	21%	23%
Pre-tax operating margin	40%	44%	46%	42%	45%

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

The results of the Treasury Services sector’s lending lines of business — Large Corporate, AFCO, Real Estate Finance, and Mellon 1st Business Bank — are driven by the level of commitments, and fees applicable to these commitments, and the level of outstanding loans and the spreads on these loans. The results are further impacted by the risk profile that the Corporation will accept and, in the case of Mellon 1st Business Bank, its ability to gather significant levels of deposits. Securities underwriting results are driven by the general volatility of the bond and fixed income markets and the Corporation’s ability to generate new underwritings. In accordance with the Corporation’s management accounting reporting practices, credit quality expense for the core sectors reflects net credit losses, not the provision for credit losses. Therefore, a provision for credit losses is not included in the Treasury Services sector results. As also discussed in Other Activity below, when a determination is made that a lending arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors.

Business sectors (continued)

Revenue for this sector increased by 1% in the third quarter of 2003 compared to the second quarter of 2003, due primarily to higher cash management fee revenue, partially offset by lower net interest revenue. Operating expenses increased by 6%, due to higher severance and incentive expense, resulting in a 7% decrease in income before taxes.

Revenue decreased 1% in the third quarter of 2003 compared to the third quarter of 2002, primarily due to lower net interest revenue from lower loan levels. Operating expenses increased 9% due to higher severance and other expense, resulting in a 13% decrease in income before taxes.

On a year-to-date basis, revenue increased by 2% due to higher cash management revenue, partially offset by lower net interest revenue. Operating expenses increased 6% in the first nine months of 2003, due in part to higher global cash management operating and other expenses. In addition, credit quality expense increased $3 million, resulting in a 5% decrease in income before taxes.

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

Other Activity - income (loss) from continuing operations before taxes (benefits) (in millions)	Quarter ended			Nine months ended
	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Business exits activity	$19	$16	$(115)	$44	$(106)
Venture capital activity	(8)	(23)	(38)	(40)	(57)
Corporate activity/other	20	14	167	46	49

Total - Other Activity	$31	$7	$14	$50	$(114)

Revenue in the Other Activity sector primarily reflects net interest revenue from business exits activity, earnings on capital above that required for the core business sectors, gains from the sale of assets, and the gains/losses and carrying costs of Mellon Ventures activities. Operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Assets in Other Activity include assets of the activities discussed below that the Corporation intends to exit, the investments of Mellon Ventures and assets of certain areas not identified with the core business sectors. This sector also includes assets and liabilities recorded in Corporate Treasury and not allocated to a particular line of business. Average common and Tier I preferred equity represents capital in excess of that required for the core business sectors, as well as capital required for the investments of Mellon Ventures and business exits.

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. Credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis and totaled $1 million in the third quarter of 2003. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed under an exit strategy. Any subsequent credit

Business sectors (continued)

quality expense (revenue) is reported in Other Activity and not in the core business sectors. The Corporation’s business exits strategy is to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist, or for which the customer does not meet the Corporation’s credit quality criteria. The loans and leases transferred to this classification include the Corporation’s large ticket lease portfolio, which was principally transaction based; selected types of loans which were also transaction based (leveraged loans, project financings); and loans to companies where a broad fee-based relationship does not exist or for which the customer does not meet the Corporation’s credit quality criteria. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Included in other activity is $18 million and $21 million of gains from the sale of mortgage-backed securities in the third quarter and second quarter of 2003, respectively. In addition, the third quarter of 2003 included write-downs on lease residuals, as well as net gains from venture capital activities of $2 million. Venture capital activities generated a net loss of $13 million in the second quarter of 2003. Results for the third quarter of 2002 included $28 million of net losses on venture capital investments. See pages 27 and 28 for a discussion of venture capital activity. Also included in other activity for the third quarter of 2002 was $28 million of gains from the sale of mortgage-backed securities. As shown in the table on the prior page, business exits activity in the third quarter of 2002 reported a loss of $115 million, reflecting the net credit losses of $115 million in the quarter. This loss was offset in the corporate activity component of Other Activity as the actual income statement impact of the provision for credit losses was recorded in prior quarters. The results in the corporate activity component of Other Activity for the second quarter of 2002 included the $160 million provision for credit losses related in large part to credit exposure to customers that had been associated with allegations of accounting irregularities.

Income before taxes was a gain of $50 million for the first nine months of 2003, primarily resulting from gains on the sale of securities, partially offset by losses from venture capital activity. Income before taxes was a loss of $114 million for the first nine months of 2002, primarily resulting from the second quarter $160 million provision for credit losses.

Business sectors (continued)

Venture capital investments

The following table reports the third quarter 2003 and life-to-date activity of the Corporation’s venture capital investment portfolio. For a discussion of the Corporation’s accounting policies relating to venture capital investments, which are regarded as critical accounting policies, see pages 33, 34 and 70 of the 2002 Financial Annual Report.

Venture capital investment portfolio activity (in millions)	Third Quarter 2003 Activity	Life to Date Activity

Direct investments:
Beginning carrying value	$392	$—
Investments - new investments	14	610
Investments - additional funding for existing investments	8	294
Realized - cost basis of exits (a) and write-offs	(8)	(329)
Change in net unrealized gains/(losses)	6	(163)

Ending carrying value (b)	$412	$412

(a)	Receipts on exits totaled $3 million in the third quarter of 2003 and $201 million life to date.
(b)	At Sept. 30, 2003, there were 81 actively managed investments with an average cost basis of $7 million. In the third quarter of 2003, the Corporation invested $22 million and is not committed to provide additional funding for direct investments at Sept. 30, 2003.

Fund investments (indirect):
Beginning carrying value	$193	$—
Draws against fund capital commitments	10	410
Realized - cost basis of exits (c) and write-offs	(11)	(190)
Change in net unrealized gains/(losses)	—	(28)

Ending carrying value (d)	$192	$192

(c)	Receipts on exits totaled $11 million in the third quarter of 2003 and $161 million life to date.
(d)	In the third quarter of 2003, the Corporation invested $10 million related to prior commitments and was committed to provide additional funding of $193 million for indirect fund investments at Sept. 30, 2003. No new commitments for indirect funds have been made in 2003.

Active investments (e):
Active investments cost basis	$795
Unrealized gains/(losses)	(191)

Ending carrying value	$604	(e)

(e)	This summary of active investments includes both direct and indirect investments. The ending carrying values represent 72% of direct investments cost basis and 87% of indirect investments cost basis, for a combined 76% of all active investments cost basis.

Composition of loan portfolio

The loan portfolio at Sept. 30, 2003, decreased $469 million compared with June 30, 2003, $1.2 billion compared with Dec. 31, 2002, and $2.1 billion compared with Sept. 30, 2002, primarily reflecting lower levels of commercial and financial loans.

Composition of loan portfolio (in millions)	Sept. 30, 2003		June 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Domestic loans and leases:
Commercial and financial	$2,714		$3,117	$3,807	$4,259
Commercial real estate	2,168		2,194	2,227	2,421
Personal	1,508		1,443	1,290	1,552
Lease finance assets	508		529	556	577

Total domestic loans and leases	6,898		7,283	7,880	8,809
International loans and leases	325		409	558	542

Total loans and leases, net of unearned discount	$7,223	(a)	$7,692	$8,438	$9,351

(a)	Includes $2.945 billion of loans to Private Wealth customers and $925 million of loans to Mellon 1st Business Bank, National Association, customers.

Domestic and international commercial and financial loans and leases totaled $3.547 billion at Sept. 30, 2003, a $508 million, or 13%, decrease from June 30, 2003, a $1.374 billion, or 28%, decrease from Dec. 31, 2002, and a $1.831 billion, or 34%, decrease from Sept. 30, 2002. These decreases resulted from actions taken to reduce exposure to the corporate and institutional market place and from securitizations of insurance premium financing loans, including a securitization of insurance premium financing loans at a Canadian subsidiary in the first quarter of 2003.

Large corporate commercial and financial exposure - by industry sector

As shown in the following table, large corporate loans totaled $1.351 billion, a $728 million decrease from June 30, 2003. Part of this decrease is due to the Sept. 30, 2003, reclassification of approximately $350 million of commercial loans made primarily to private wealth customers for commercial purposes. These loans are now reported as “commercial and financial - other” and were previously reported as “commercial and financial - large corporate.” Lease finance assets, included in other commercial and financial loans in the following table, represent large ticket leases, which will continue to run-off through repayments, possible sales and no new originations.

Composition of loan portfolio (continued)

Large corporate commercial and financial exposure at Sept. 30, 2003

(dollar amounts in millions)

	Unfunded commitments to extend credit						Commercial and financial loans
	Number of customers (b)	Commitments		Investment grade (c)	Contractual maturities		Loans and leases		Investment grade (c)	Contractual maturities
Industry sector (a)					<1 year	>1 year				<1 year	>1 year
Large corporate commercial and financial:
Insurance	39	$1,680		100%	$990	$690	$43		100%	$31	$12
Financial institutions	27	1,600		100%	1,216	384	46		100%	32	14
Captive finance companies	11	899		97%	720	179	26		—%	—	26
Electric and gas utilities	49	1,138		99%	732	406	132		38%	64	68
Services	29	897		99%	597	300	48		84%	10	38
Energy	26	843		98%	384	459	26		42%	12	14
Investment management companies	25	812		100%	709	103	76		94%	38	38
Cable/media	20	633		90%	172	461	143		10%	—	143
Chemicals	20	571		91%	251	320	41		50%	3	38
Electrical and electronic equipment	14	565		95%	234	331	56		88%	2	54
State & local government (d)	26	529		99%	529	—	16		62%	11	5
Scientific and medical equipment	10	422		99%	149	273	71		19%	2	69
Transportation and warehousing	8	321		97%	98	223	85		2%	—	85
All other	134	4,528		93%	2,015	2,513	542		78%	235	307

Total commercial and financial - large corporate	438	$15,438	(e)	96%	$8,796	$6,642	$1,351	(e)	59%	$440	$911
Total commercial and financial - other (f)	1,293	623	(e)	49%	479	144	2,196	(e)

Total (g)	1,731	$16,061		95%	$9,275	$6,786	$3,547
Commercial real estate	194	359		59%	114	245	2,168
Personal	N/M	244		N/M	122	122	1,508

Total	N/M	$16,664		N/M	$9,511	$7,153	$7,223

Memo:
Credit default swaps		$371	(h)				$17	(h)

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments and/or $50 million or more in outstanding loans.
(b)	Number of customers represents those customers with available commitments.
(c)	Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans and commitments as a percentage of the related dollar amount of loans and commitments for each industry sector.
(d)	Includes $524 million of seasonal unfunded commitments that will expire by Dec. 31, 2003.
(e)	As of Sept. 30, 2003, approximately $350 million of commercial loans made primarily to private wealth customers for commercial purposes are reported as “commercial and financial - other.” Previously, these loans were reported as “commercial and financial - large corporate.” In addition, approximately $90 million of unfunded commitments were similarly reclassified.
(f)	Includes commitments originated by Mellon Florida ($85 million) and Mellon 1st Business Bank, National Association ($450 million). Includes loans originated by AFCO/CAFO, insurance premium financing subsidiaries ($429 million), Mellon Florida($187 million), Mellon 1st Business Bank, National Association ($350 million) and domestic and international lease finance loans ($631 million).
(g)	Includes commercial and financial, lease finance and international loans and commitments.
(h)	Credit exposure has been hedged by purchasing $410 million of credit default swaps in the following industry sectors: scientific and medical equipment, $98 million; insurance, $60 million; electrical and electronic equipment, $56 million; services, $30 million; chemicals, $26 million; and all other $140 million. The $410 million of credit default swaps includes $22 million of swaps related to letters of credit, which are not shown in the table above. Amounts shown in the industry sector details have not been reduced by the amounts of credit default swaps.

N/M — Not meaningful for this disclosure.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a) (in millions)	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Commitments to extend credit (b):
Expire within one year	$9,511	$9,898	$11,067	$12,734
Expire within one to five years	7,060	7,184	7,678	7,881
Expire over five years	93	60	109	150

Total commitments to extend credit	16,664	17,142	18,854	20,765

Commercial letters of credit (c)	14	19	34	46

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (d)	1,550	1,725	1,863	2,058
Custodian securities lent with indemnification against broker default of return of securities	63,988	59,441	45,771	45,984
Liquidity support provided to TRFC	926	1,163	1,222	1,391

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 107 through 110 of the 2002 Financial Annual Report. In addition, the Corporation had commitments to fund venture capital investments of $193 million, $203 million, $239 million and $217 million, respectively.
(b)	Net of participations totaling $445 million, $485 million, $588 million and $709 million, respectively.
(c)	Net of participations and collateral totaling $44 million, $27 million, $27 million and $16 million, respectively.
(d)	Net of participations and cash collateral totaling $230 million, $229 million, $203 million and $307 million, respectively. At Sept. 30, 2003, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

Commitments to extend credit

Total unfunded commitments to extend credit decreased $478 million, or 3%, compared with June 30, 2003, $2.190 billion, or 12%, compared with Dec. 31, 2002, and $4.101 billion, or 20%, compared with Sept. 30, 2002. Commitments to extend credit expiring over one year at Sept. 30, 2003, decreased $91 million, or 1%, compared with June 30, 2003, $634 million, or 8%, compared with Dec. 31, 2002, and $878 million, or 11%, compared with Sept. 30, 2002, in part resulting from the Corporation’s actions to exit credit relationships for which a broad fee-based relationship resulting from the cross-sale of fee-based services does not exist, or for which the customer does not meet the Corporation’s credit quality criteria.

The table on page 50 presents a summary of unfunded commitments to extend credit at Sept. 30, 2003.

Other guarantees and indemnities

In the normal course of business, the Corporation offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities. For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 108 and 109 of the 2002 Financial Annual Report.

Standby letters of credit and foreign and other guarantees irrevocably obligate the Corporation for a stated period to disburse funds to a third-party beneficiary if the Corporation’s customer fails to perform under the terms of an agreement with the beneficiary. The Corporation must recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At Sept. 30, 2003, the Corporation had a liability of $6 million related to letters of credit issued or modified in 2003. As

Off-balance-sheet financial instruments with contract amounts that represent credit risk (continued)

required by FIN 45, the fair value of the liability, which was recorded with an offsetting asset in Other assets, was estimated as the present value of contractual customer fees.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002, to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims where the joint venture has defaulted, and totaled approximately $14.3 billion at Sept. 30, 2003, primarily relating to securities lending activity. This amount assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO Bank N.V.

As of Sept. 30, 2003, the Corporation provided a guarantee for one-half of a $7 million debt incurred by Pareto Partners, in which the Corporation has a 30% equity interest.

The Corporation provides TRFC liquidity support and a letter of credit in support of TRFC’s commercial paper. See below and pages 87 and 88 of the 2002 Financial Annual Report for a detailed discussion of these arrangements.

The Corporation has issued put options to holders of certificates sold by certain qualifying special-purpose entities (QSPEs), relating to the Corporation’s jumbo mortgage securitizations. The put options allow the holders to sell the certificates, collateralized by the principal of the loans, to the Corporation at specified prices based on the then outstanding principal amount of the certificates at future dates if certain triggering events occur over the next five years. The total certificates outstanding from the QSPEs at Sept. 30, 2003 subject to such agreements was $41 million. The liability for the put options has been reduced to zero at Sept. 30, 2003.

The Corporation has also provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements, and customary indemnification for claims and legal proceedings related to its provision of financial services. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements. The Corporation has purchased insurance to help mitigate certain of these risks.

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

Referral arrangements with TRFC, an asset-backed commercial paper entity

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to purchase pools of receivables or asset-backed securities. The Bank operates as a referral agent and refers transactions to TRFC. For a complete description of the Corporation’s relationship with TRFC, see pages 87 and 88 of the 2002 Financial Annual

Off-balance-sheet financial instruments with contract amounts that represent credit risk (continued)

Report. Fee revenue of $1 million was received from this entity in the third quarter of 2003 compared with $2 million in the second quarter of 2003 and $3 million in the third quarter of 2002, for the services and the liquidity and credit support facilities.

At Sept. 30, 2003, TRFC’s receivables and commercial paper outstanding each totaled approximately $1.0 billion, compared with $1.2 billion at June 30, 2003. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $73 million at Sept. 30, 2003, compared with $92 million at June 30, 2003. The Corporation’s maximum loss exposure related to TRFC, which is required to be disclosed under FASB Interpretation No. 46 (FIN 46), is the full amount of a liquidity facility, or $926 million, at Sept. 30, 2003 compared with $1.163 billion at June 30, 2003. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. Since TRFC’s formation in 1990, the Bank has not been required to fund under any liquidity support agreement or under the letter of credit. In addition, the Bank has never purchased a receivable from TRFC or recorded a credit loss related to its relationship with TRFC. As a result of actions taken by TRFC, the Corporation is not expected to be the “primary beneficiary” of TRFC, as defined by FIN 46, and does not expect to be required to consolidate TRFC’s assets and liabilities into the Corporation’s financial statements in the fourth quarter of 2003. See page 66 for a further discussion of FIN 46.

Nonperforming assets

Nonperforming assets increased $2 million at Sept. 30, 2003, compared with June 30, 2003, and decreased $6 million compared with Sept. 30, 2003. The $2 million increase in nonperforming assets compared with June 30, 2003, resulted primarily from the addition to nonperforming status of a $9 million loan to an energy company, primarily offset by loan sales and repayments. The remaining portion of a $100 million loan to WorldCom, Inc. was sold in the third quarter of 2003 resulting in a $4 million reduction of nonperforming loans and a credit recovery of $3 million. The $6 million decrease primarily resulted from lower commercial real estate nonperforming loans. Of the $63 million balance of total nonperforming assets at Sept. 30, 2003, $36 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001, $11 million was to a cable television operator, $9 million was to an energy company and $7 million consisted of various smaller loans and acquired assets. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in the Corporation’s 2002 Financial Annual Report.

Nonperforming assets (continued)

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Nonaccrual loans:
Commercial and financial	$51	$57	$54	$55
Personal	2	3	3	5
Commercial real estate	—	—	—	7
Lease finance assets	9	—	—	—

Total nonperforming loans (a)	62	60	57	67
Total acquired property	1	1	2	2

Total nonperforming assets	$63	$61	$59	$69

Nonperforming loans as a percentage of total loans	.86%	.77%	.68%	.72%
Nonperforming assets as a percentage of total loans and net acquired property	.87%	.79%	.70%	.74%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	2.48%	2.51%	2.66%	3.14%

(a)	Includes $23 million, $15 million, less than $1 million, and $22 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion. These amounts represent 37%, 26%, 1%, and 33%, respectively, of total nonperforming loans.

Change in nonperforming loans for the quarter ended Sept. 30,
	2003			Total
(in millions)	Commercial and financial	Personal	Lease finance assets	2003	2002

Nonperforming loans at June 30	$57	$3	$—	$60	$175
Additions	1	—	9	10	105
Reductions from sales	(4)	—	—	(4)	(91)
Reductions from payments (a)	(3)	(1)	—	(4)	(10)
Credit losses from sales	—	—	—	—	(21)
Credit losses - other	—	—	—	—	(90)
Transfers to acquired property	—	—	—	—	(1)

Nonperforming loans at Sept. 30	$51	$2	$9	$62	$67

(a)	Includes interest applied to principal.

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

Past due loans	Days past due
	Sept. 30, 2003			June 30, 2003			Sept. 30, 2002
(dollar amounts in millions)	30-59	60-89	90+	30-59	60-89	90+	30-59	60-89	90+

Personal	$4	$—	$1	$3	$1	$1	$7	$4	$3
Commercial and financial	2	1	1	10	1	1	2	1	1
Commercial real estate	—	—	—	—	—	—	—	4	—

Total past due loans	$6	$1	$2	$13	$2	$2	$9	$9	$4

Provision and reserve for credit exposure

The Corporation’s accounting policies regarding the reserve for credit exposure are regarded as critical accounting policies in that they involve significant management valuation judgements. The Corporation’s banking subsidiaries maintain a reserve for loan losses that is intended to adjust the value of their loans for inherent credit losses. The banking subsidiaries also maintain a reserve for unfunded commitments, namely loan commitments, letters of credit and bankers acceptances, that is reported as a liability on the Corporation’s consolidated balance sheet. Provisions are recorded for each reserve, if necessary. Transfers between the reserves can occur in conjunction with funding a loan and thereby decreasing unfunded commitments or conversely repaying a loan and thereby increasing unfunded commitments. The level of the reserve for unfunded commitments is determined following a methodology similar to that used for the reserve for loan losses. The Corporation refers to the combined balance of the reserve for loan losses and the reserve for unfunded commitments as the “reserve for credit exposure”. For a further discussion of the Corporation’s accounting policies relating to the reserve for credit exposure, see pages 54 and 55 of the 2002 Financial Annual Report.

The Corporation’s reserve for credit exposure is solely an estimate based on management’s judgement. Due to the significance of management’s judgement used to calculate the Corporation’s reserves, actual losses incurred could be higher or lower than the estimated reserves. When losses on specific loans or commitments are identified, management charges off the portion deemed uncollectible.

The allocation of the Corporation’s loan loss reserve is presented in the following table. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure (amounts in millions)	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Reserve for loan losses:
Base reserves:
Commercial and financial	$49	$61	$81	$76
Commercial real estate	14	8	8	8
Personal	6	5	6	6
Lease assets	12	6	5	3

Total domestic base reserve	81	80	100	93
International	10	10	4	2

Total base reserve	91	90	104	95
Impairment	5	—	2	2
Unallocated	14	23	21	30

Total loan loss reserve	$110	$113	$127	$127

Reserve for unfunded commitments:
Commitments	$58	$57	$43	$44
Letters of credit and bankers acceptances	13	9	9	8

Total unfunded commitments reserve	$71	$66	$52	$52

Total reserve for credit exposure	$181	$179	$179	$179

The base reserve totaled $91 million at Sept. 30, 2003, an increase of $1 million compared with $90 million at June 30, 2003 and a decrease of $13 million compared with Dec. 31, 2002 and $4 million compared with Sept. 30, 2002. The increase compared with June 30, 2003 was primarily driven by higher commercial real estate and lease reserves due to a revised estimate of inherent loss. The decreases compared with Dec. 31,

Provision and reserve for credit exposure (continued)

2002, and Sept. 30, 2002, were driven by a lower commercial and financial base reserve reflecting the revised estimates of inherent losses and a lower level of outstandings. The impairment reserve was $5 million at Sept. 30, 2003 compared with no impairment reserve at June 30, 2003, and $2 million at both Dec. 31, 2002, and Sept. 30, 2002. The increase compared with the prior periods primarily reflects impairment reserves associated with new nonperforming loans. Nonperforming loans as a percentage of total loans were .86% at Sept. 30, 2003, compared with .77% at June 30, 2003, .68% at Dec. 31, 2002, and .72% at Sept. 30, 2002. The unallocated reserve totaled $14 million at Sept. 30, 2003, a decrease of $9 million compared with $23 million at June 30, 2003. The reserve reflects continued uncertainty about the financial condition of customers in industries sensitive to increases in oil prices, and in the energy/electrical utilities, certain retail and real estate customers as well as concern over customers currently facing regulatory or legal issues.

The reserve for unfunded commitments totaled $58 million at Sept. 30, 2003, an increase of $1 million from June 30, 2003, $15 million from Dec. 31, 2002, and $14 million at Sept. 30, 2002. The reserve for letters of credit and bankers acceptances totaled $13 million at Sept. 30, 2003, an increase of $4 million from June 30, 2003. The increase in the reserves for commitments and letters of credit and bankers acceptances compared with June 30, 2003, is due to revised estimates of inherent losses. The increases compared with Dec. 31, 2002, and Sept. 30, 2002, also reflects a general decline in credit quality in the first half of 2003.

There was no net provision for credit losses in the third quarter of 2003, compared with $3 million in the second quarter of 2003 and $2 million in the third quarter of 2002. The provision for credit losses of $166 million in the first nine months of 2002 was recorded in large part for credit exposure related to customers that had been associated with allegations of accounting irregularities.

Net credit-related recoveries totaled $2 million in the third quarter of 2003, primarily resulting from the $3 million recovery from the sale of the remaining portion of the loan to WorldCom, Inc. This compared with net credit-related losses of $2 million in the second quarter of 2003 and $115 million in the third quarter of 2002, as detailed in the table on page 57.

The reserve for loan losses as a percentage of total loans increased to 1.52% at Sept. 30, 2003, up from 1.46% at June 30, 2003, and 1.36% at Sept. 30, 2002, reflecting the $469 million and $2.1 billion reduction in loans compared with June 30, 2003, and Sept. 30, 2002, respectively. The reserve as a percentage of nonperforming loans was 178% at Sept. 30, 2003, 189% at June 30, 2003, and 188% at Sept. 30, 2002. These ratios are products of the reserve calculation methodology which estimates appropriate reserves for each component of the loan portfolio. The resulting ratios are benchmarks, but not targets. The ratio of the reserve for loan losses to nonperforming loans is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. While the level of nonperforming loans is an indication of the overall credit quality of the loan portfolio, there is no direct correlation between the level of nonperforming loans and the size of the reserve for loan losses. The Corporation’s management concluded that, at Sept. 30, 2003, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio. The Audit Committee of the Board of Directors concurred.

Provision and reserve for credit exposure (continued)

Reserve activity Quarter ended (dollar amounts in millions)	Sept. 30, 2003		June 30, 2003		Sept. 30, 2002
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments

Reserve at beginning of period	$113	$66	$114	$64	$242	$51
Credit losses:
Domestic:
Commercial and financial	(2)	—	—	—	(85)	—
Commercial real estate	—	—	—	—	—	—
Personal	—	—	(1)	—	—	—
Lease finance assets	—	—	—	—	(3)	—

Total domestic	(2)	—	(1)	—	(88)	—
International	—	—	—	—	—	—

Total credit losses	(2)	—	(1)	—	(88)	—

Recoveries:
Domestic:
Commercial and financial	4	—	—	—	1	—
Commercial real estate	—	—	—	—	—	—
Personal	—	—	1	—	—	—
Lease finance assets	—	—	—	—	2	—

Total domestic	4	—	1	—	3	—
International	—	—	—	—	—	—

Total recoveries	4	—	1	—	3	—

Net credit recoveries (losses):
Domestic:
Commercial and financial	2	—	—	—	(84)	—
Commercial real estate	—	—	—	—	—	—
Personal	—	—	—	—	—	—
Lease finance assets	—	—	—	—	(1)	—

Total domestic	2	—	—	—	(85)	—
International	—	—	—	—	—	—

Sub-total - net credit recoveries (losses)	2	—	—	—	(85)	—
Credit losses on loans transferred to held for sale	—	—	(2)	—	(30)	—

Total net credit recoveries (losses)	2	—	(2)	—	(115)	—
Loss on sale of commitments	—	—	—	—	—	(1)
Provision for credit losses	(5)	5	1	2	—	2
Net change in reserve from transfers and other activity:
Dispositions/acquisitions	—	—	—	—	—	—
Funding of commitments	—	—	—	—	—	—

Net change in reserve from transfers and other activity	—	—	—	—	—	—

Reserve at end of period	$110	$71	$113	$66	$127	$52

Reserve for loan losses as a percentage of total loans (a)	1.52%	N/M	1.46%	N/M	1.36%	N/M
Reserve for loan losses as a percentage of nonperforming loans (a)	178%	N/M	189%	N/M	188%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (a)	N/M	.39%	N/M	.35%	N/M	.22%

Annualized net credit (recoveries) losses to average loans	(.12)%	N/M	.11%	N/M	4.64%	N/M

(a)	At period end.

N/M — Not meaningful for this disclosure.

Provision and reserve for credit exposure (continued)

Reserve activity Nine months ended (dollar amounts in millions)	Sept. 30, 2003		Sept. 30, 2002
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments

Reserve at beginning of period	$127	$52	$96	$42
Credit losses:
Domestic:
Commercial and financial	(3)	—	(86)	—
Commercial real estate	—	—	—	—
Personal	(1)	—	(1)	—
Lease finance assets	—	—	(7)	—

Total domestic	(4)	—	(94)	—
International	—	—	—	—

Total credit losses	(4)	—	(94)	—

Recoveries:
Domestic:
Commercial and financial	13	—	2	—
Commercial real estate	1	—	—	—
Personal	1	—	—	—
Lease finance assets	—	—	2	—

Total domestic	15	—	4	—
International	—	—	—	—

Total recoveries	15	—	4	—

Net credit (losses) recoveries:
Domestic:
Commercial and financial	10	—	(84)	—
Commercial real estate	1	—	—	—
Personal	—	—	(1)	—
Lease finance assets	—	—	(5)	—

Total domestic	11	—	(90)	—
International	—	—	—	—

Sub-total - net credit (losses) recoveries	11	—	(90)	—
Credit losses on loans transferred to held for sale	(13)	—	(35)	—

Total net credit (losses) recoveries	(2)	—	(125)	—
Loss on sale of commitments		(3)	—	(1)
Provision for credit losses	(15)	22	144	22
Net change in reserve from transfers and other activity:
Dispositions/acquisitions	—	—	1	—
Funding of commitments	—	—	11	(11)

Net change in reserve from transfers and other activity	—	—	12	(11)

Reserve at end of period	$110	$71	$127	$52

Annualized net credit losses (recoveries) to average loans	.03%	N/M	1.75%	N/M

N/M — Not meaningful for this disclosure.

Asset/liability management

Average balances	Quarter ended
(in millions)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002

Assets:
Money market investments	$3,066	$2,765	$2,344
Trading account securities	693	761	738
Securities	10,882	11,655	10,467
Loans	7,425	7,915	9,836

Total interest-earning assets	22,066	23,096	23,385
Noninterest-earning assets	11,496	11,360	11,031
Reserve for loan losses	(113)	(117)	(241)

Total assets	$33,449	$34,339	$34,175

Funds supporting total assets:
Core funds	$29,649	$29,026	$30,151
Purchased funds	3,800	5,313	4,024

Funds supporting total assets	$33,449	$34,339	$34,175

The decrease in the Corporation’s average interest-earning assets compared with the second quarter of 2003 resulted from lower levels of securities and loans. This was due to the sales and prepayment of higher coupon mortgage-backed securities as a result of the lower interest rate environment, and the continued reduction of large corporate loans. The decrease compared with the third quarter of 2002 resulted from a lower level of loans which more than offset higher levels of money market investments and securities.

Core funds, considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, trust-preferred securities, and other liabilities. Core funds primarily support core assets, consisting of loans, net of the reserve, and noninterest-earning assets. Average core assets decreased $350 million in the third quarter of 2003 from the second quarter of 2003, reflecting the lower level of loans. Core funds averaged 158% of core assets in the third quarter of 2003 compared with 152% in the second quarter of 2003 and 146% in the third quarter of 2002. The excess of core funds over core assets are typically invested in securities.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities sold under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, term federal funds purchased, commercial paper, short-term bank notes and other funds borrowed. Average purchased funds decreased $1.5 billion in the third quarter of 2003 from the second quarter of 2003, primarily due to lower overall funding needs combined with higher levels of core deposits. Average purchased funds totaled 11% of total average assets in the third quarter of 2003 compared with 15% in the second quarter of 2003 and 12% in the third quarter of 2002.

Capital

Selected capital data (dollar amounts in millions, except per share amounts; common shares in thousands)	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Total shareholders’ equity	$3,660	$3,624	$3,395	$3,325
Total shareholders’ equity to assets ratio	11.11%	9.31%	9.37%	9.50%

Tangible shareholders’ equity	$1,929	$1,908	$1,681	$1,663
Tangible shareholders’ equity to assets ratio (a)	6.18%	5.13%	4.87%	4.99%

Tier I capital ratio (b)	8.89%	7.87%	7.87%	7.75%
Total (Tier I plus Tier II) capital ratio (b)	14.01%	12.42%	12.48%	12.29%
Leverage capital ratio (b)	7.67%	7.24%	6.55%	6.48%
Total Tier I capital	$2,380	$2,304	$2,082	$2,072
Total (Tier I plus Tier II) capital	$3,751	$3,635	$3,302	$3,287
Total risk-adjusted assets	$26,773	$29,270	$26,460	$26,742
Average assets - leverage capital basis	$31,011	$31,823	$31,771	$31,967

Book value per common share	$8.51	$8.42	$7.88	$7.72
Tangible book value per common share	$4.48	$4.43	$3.90	$3.86

Closing common stock price per share	$30.14	$27.75	$26.11	$25.93
Market capitalization	$12,967	$11,950	$11,248	$11,174
Common shares outstanding	430,232	430,616	430,782	430,941

(a)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Minority interest totaled $11 million, $13 million $17 million and $22 million, respectively. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of the tax benefit. Tax benefits related to tax deductible goodwill and intangible assets totaled $459 million, $451 million, $448 million and $416 million, respectively.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.

The Corporation’s improved capital ratios at Sept. 30, 2003, compared with June 30, 2003, reflect a lower level of period-end assets at Sept. 30, 2003, and the effect of earnings retention offset in part by the impact of common stock repurchases, net of reissuances. The Tier I and Total capital ratios were impacted by the guarantee provided to the ABN AMRO Mellon custody joint venture primarily for securities lending activity, which at Sept. 30, 2003, resulted in lower Tier I and Total capital ratios of approximately 105 basis points and 165 basis points, respectively.

During the third quarter of 2003, 1.7 million shares of common stock were repurchased at a purchase price of $54 million for an average share price of $30.97. Share repurchases in the first nine months of 2003 totaled 5.2 million shares at a purchase price of $140 million for an average share price of $26.85, which more than offset reissuances of 4.6 million shares, primarily for employee benefit plan purposes. At Sept. 30, 2003, an additional 21.8 million common shares were available for repurchase under a repurchase program authorized by the Board of Directors in October 2002.

Capital (continued)

The Corporation considers internally generated tangible capital to be available for the following: dividends to shareholders; to support business growth; acquisitions; and share repurchases. The Corporation expects the majority of its internal capital generation to be available for acquisitions or, to the extent such acquisitions are not pending, for the repurchase of common stock, all subject to maintaining its commitment to remain well capitalized. The Corporation endeavors to maintain a minimum tangible shareholders’ equity to assets ratio (as defined above) in a range of 5% to 6%.

Common shares outstanding (in millions)	Third Quarter 2003	Year-to-date 2003	Full Year 2002

Beginning shares outstanding	430.6	430.8	446.5
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	1.3	4.6	4.7
Shares repurchased (a)	(1.7)	(5.2)	(20.4)

Ending shares outstanding	430.2	430.2	430.8

(a)	Purchase price of $54 million, $140 million and $698 million, respectively, for an average share price of $30.97, $26.85 and $34.27, respectively, for the third quarter of 2003, the first nine months of 2003 and the full-year 2002, respectively.

In September 2003, the regulatory agencies proposed new capital guidelines concerning the risk-based capital treatment of asset backed commercial paper programs. The agencies’ proposal would require banks to hold risk-based capital against short-term liquidity facilities provided to asset backed commercial paper programs. At Sept. 30, 2003, this proposal would have decreased the Corporation’s Tier I and Total risk-based capital ratios by 12 basis points and 18 basis points, respectively.

Liquidity and dividends

The Corporation manages its liquidity position with the objective of maintaining the ability to fund balance sheet commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Assets and liabilities are managed in such a way to accommodate changes in funding requirements without generating a material adverse impact on net income. Core demand and time deposits, gathered from the Corporation’s private wealth management and corporate and institutional services businesses, are used in conjunction with long term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, are also utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at Mellon Financial Corporation (Parent Corporation).

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 25 in the 2002 Financial Annual Report. Under the more restrictive limitation, the Corporation’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2003 and through Dec. 31, 2003 of up to approximately $690 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Oct. 1, 2003, and the date of any such dividend declaration. Beginning Jan. 1, 2004, the subsidiary banks will no longer be permitted to consider retained earnings from 2001, the year in which the sale of various businesses to Citizens occurred, when determining

Liquidity and dividends (continued)

dividend capacity because such earnings will have occurred more than two calendar years prior thereto. Excluding net retained earnings available from 2001, the dividend limit at Sept. 30, 2003 would have been approximately $165 million.

At Sept. 30, 2003, the Parent Corporation held cash and marketable securities of $847 million. For the third quarter of 2003, the Parent Corporation’s quarterly average commercial paper borrowings were $18 million, compared with $19 million in the third quarter of 2002. Commercial paper outstanding was $12 million at Sept. 30, 2003.

The Parent Corporation has a $250 million revolving credit agreement with financial institutions that expires in June 2004. There were no borrowings under this facility at Sept. 30, 2003. The Parent Corporation also has the ability to access the capital markets. On July 28, 2003, the Corporation filed a shelf registration statement with the Securities and Exchange Commission. This statement was declared effective by the Securities and Exchange Commission on Aug. 21, 2003. At Sept. 30, 2003, the Parent Corporation had $2 billion of capacity to issue debt, equity and trust-preferred securities. In November 2003, the Corporation issued $250 million of 5.50% subordinated notes maturing in November 2018. There were no contractual maturities of the Corporation’s long-term debt in the third quarter of 2003. Contractual maturities will total approximately $300 million for the remainder of 2003 and approximately $200 million in 2004. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Senior and subordinated debt ratings at Sept. 30, 2003	Standard & Poor’s	Moody’s	Fitch

Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

The Corporation paid $60 million in common stock dividends in the third quarter of 2003, compared with $51 million in the prior-year period. The common dividend payout ratio, on a net income basis, was 33% in the third quarter of 2003 on a dividend of $.14 per share compared with 27% in the third quarter of 2002 on a dividend of $.12 per share. On Oct. 21, 2003, the Corporation announced a $.02, or 14%, increase in its quarterly common stock dividend to $.16 per share. Based upon shares outstanding at Sept. 30, 2003, and the new quarterly common stock dividend rate of $.16 per share, the annualized common stock dividend requirement would be approximately $275 million.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $109 million during the first nine months of 2003 to $2.619 billion. The decrease resulted from $3.361 billion of net cash used in financing activities, partially offset by $2.547 billion of net cash provided by investing activities and $703 million of net cash provided by operating activities. Net cash used in financing activities primarily resulted from a lower level of deposits. Net cash provided by investing activities primarily resulted from a decrease in the level of federal funds sold, loan levels and securities available for sale.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the third quarter of 2003, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at Sept. 30, 2003, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the Sept. 30, 2003, levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding the Corporation’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion in the Corporation’s 2002 Financial Annual Report.

Interest rate simulation sensitivity analysis	Movements in interest rates from Sept. 30, 2003 rates

Simulated impact in the next 12 months compared with Sept. 30, 2003:	Increase						Decrease

	+50 bp		+100 bp		+200 bp		-50 bp		-100 bp

Net interest revenue decrease	(1.1)%		(2.6)%		(6.1)%		(0.6)%		(3.6)%
Earnings per share decrease	$(.01)		$(.02)		$(.05)		$—		$(.03)
Return on equity decrease	(10	) bp	(23	) bp	(54	) bp	(5	) bp	(32	) bp

The anticipated impact on net interest revenue under various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both Sept. 30, 2003, and Sept. 30, 2002. The simulation results reflect the Corporation’s efforts to manage the repricing characteristics of its interest-earning assets and supporting funds. The guidelines used by the Corporation for assuming interest rate risk are presented on page 42 of the 2002 Financial Annual Report.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Corporation’s overall asset/liability management process to augment the management of interest rate exposure. The following table presents the gross notional amounts and weighted-average maturities of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was $1.878 billion lower at Sept. 30, 2003, compared with Dec. 31, 2002, due to maturities of instruments associated with money market deposits. The notional amounts should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin. Additional information regarding these contracts is presented in Note 28 in the 2002 Financial Annual Report.

Interest rate sensitivity analysis (continued)

Interest rate swaps used to manage interest rate risk	Sept. 30, 2003	Weighted- Average Maturity	Weighted-Average Interest Rate		Dec. 31, 2002	Sept. 30, 2002
(notional amounts in millions)			Received	Paid

Receive fixed instruments associated with long term debt and trust-preferred securities	$2,750	8 yrs., 3 mo.	6.17%	1.30%	$2,650	$2,800
Pay fixed instruments associated with deposits	—	—	—	—	1,975	2,325
Pay fixed instruments associated with loans	11	1yr., 6mo.	2.80%	5.15%	14	15

Total notional amount (a)	$2,761				$4,639	$5,140

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $258 million at Sept. 30, 2003, $262 million at Dec. 31, 2002, and $313 million at Sept. 30, 2002. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which includes derivative instruments used for risk management purposes and derivative instruments used for trading activities.

The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $30 million and $91 million in the third quarter and first nine months of 2003, compared with interest revenue of $24 million and $67 million in the third quarter and first nine months of 2002. The estimated unrealized fair value of the Corporation’s risk management derivative instruments at Sept. 30, 2003, was $288 million, compared to $277 million at Dec. 31, 2002, and $310 million at Sept. 30, 2002. These values must be viewed in the context of the overall financial structure of the Corporation, including the aggregate net position of all on- and off-balance-sheet instruments.

Fair value hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate trust-preferred securities to floating rate securities, its fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the nine months ended Sept. 30, 2003, and Sept. 30, 2002.

Cash flow hedges

The Corporation uses interest rate swaps to convert money market deposits to fixed rate deposits. The deposits are changed to fixed rate by entering into pay fixed/receive floating swaps. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variable cash flows associated with the Corporation’s deposits are reported in comprehensive results. These amounts are subsequently reclassified from accumulated other comprehensive results to interest expense in the same period in which the related interest on the deposits affects earnings. At Sept. 30, 2003, there were no outstanding cash flow hedges. Ineffectiveness of less than $1 million was recorded for the nine months ended Sept. 30, 2003, and Sept. 30, 2002.

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

Credit default swaps allow the transfer of credit risk from one party to another for a fee. At Sept. 30, 2003, the Corporation had $410 million notional value of credit default swaps outstanding. These swaps are used to hedge credit risk associated with commercial lending activities, and are included with the other products in the following table. Fair value adjustments resulting in net gains of $3 million were recorded in securities trading revenue on the credit default swaps in the third quarter of 2003. Such net gains were $2 million in the first nine months of 2003.

Instruments used for trading activities (a) (notional amounts in millions)	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Foreign currency contracts:
Commitments to purchase	$26,753	$25,201	$16,116	$19,207
Commitments to sell	25,869	24,311	15,232	18,020
Foreign currency option contracts purchased	14,384	42,098	14,421	12,544
Foreign currency option contracts written	14,031	43,675	15,871	16,237
Interest rate agreements:
Interest rate swaps	10,118	10,263	9,960	10,152
Options, caps and floors purchased	591	557	619	521
Options, caps and floors written	825	924	682	982
Futures and forward contracts	14,406	13,363	13,651	12,117
Other products	958	632	246	221

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign currency and option contracts, was $814 million at Sept. 30, 2003, $1.038 billion at June 30, 2003, $1.119 billion at Dec. 31, 2002, and $936 million at Sept. 30, 2002. The credit risk associated with these instruments is calculated after considering master netting agreements, which are generally applicable to instruments used for both trading activities and risk management purposes.

The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $7 million at Sept. 30, 2003, compared with approximately $5 million at Dec. 31, 2002.

Recent accounting pronouncements and developments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Corporation does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” Among other things, this Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No. 149 was effective July 1, 2003. The Corporation does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE is subject to the consolidation provisions of FIN 46 if, by design, it cannot support its financial activities without additional subordinated financial support from other parties and does not have equity investors which as a group have the ability to make decisions about its activities through voting rights. FIN 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. The application of this Interpretation was immediate for VIE’s created after Jan. 31, 2003. On Oct. 9, 2003, the FASB deferred the implementation date of FIN 46 until the fourth quarter of 2003 for variable interest entities that existed prior to Feb. 1, 2003.

Three Rivers Funding Corporation (TRFC), a VIE, is not expected to be subject to the consolidation provisions of FIN 46 in the Corporation’s financial statements because it sold subordinated capital notes to an unrelated third party, and since the holder of the subordinated notes is required to absorb the expected loss amount, the Corporation is not expected to be TRFC’s primary beneficiary. Along with other companies and the accounting industry, the Corporation is evaluating and interpreting the potential impact of FIN 46 on the accounting for its Trust-Preferred Securities as well as the continued consolidation of the statutory business trusts that issued these securities. The Trust-Preferred Securities were issued by two statutory business trusts, the common stock of which is 100% owned by the Corporation. The Trust-Preferred Securities of one of the business trusts are currently hedged and to date, a $50 million change in fair value has been recorded as an adjustment to the carrying value of the hedged liabilities, along with a corresponding $50 million change in the fair value of the related hedging instrument. In July 2003, the Federal Reserve Board issued a supervisory letter indicating that Trust-Preferred Securities currently will continue to qualify as Tier 1 capital for regulatory purposes until further notice. The Federal Reserve Board has also stated that it will continue to review the regulatory implications of any accounting treatment changes and will provide further guidance, if necessary. No other impact of significance on the Corporation’s results of operations or financial condition is expected from this Interpretation. However, the FASB staff and the accounting industry continue to address specific interpretative and implementation issues regarding this Interpretation. The results of these actions could change the Corporation’s assessment of the impact of the Interpretation.

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Financial Statements.

Item 4. - Controls and procedures

The Corporation’s principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of Sept. 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended Sept. 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Cautionary statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: annual occupancy expense; the fair value of guarantee obligations; amounts of contingent and deferred consideration payable for acquisitions; expected amortization expense; results of charges in the HR&IS sector; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital losses and possible changes in the value of the portfolio; the potential impact on revenue of the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace; planned reduction of positions; effective tax rates; liabilities for guarantees and indemnities; possible losses related to Three Rivers Funding Corp.; credit exposure reserve appropriateness; uses of internal capital generation; intentions as to capital ratios of the Corporation and its banking subsidiaries and maintaining a minimum tangible shareholders’ equity to assets ratio; the Corporation’s liquidity management and interest rate risk management objectives; maturities of debt; simulation of changes in interest rates; the value-at-risk for trading activities; the effects of recent accounting changes; the impact of FASB Interpretation No. 46; and litigation results.

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

Cautionary statement (continued)

Relevant benchmark to estimate future changes in investment management fees. This report presents estimates as to the effect sustained changes in the Standard & Poor’s 500 Index would have on the Corporation’s investment management fees. The S&P 500 Index was chosen for purposes of such estimates because it is a widely recognized measure and the Corporation has been able to establish a degree of correlation between the index and the Corporation’s investment management fees over prior periods. While the Corporation believes this index is the best industry benchmark for purposes of these estimates, the diversity of the Corporation’s equity assets under management is such that the Corporation’s current and future equity asset mix will not be fully reflected in this or any other similar industry measure. Accordingly, the actual impact on investment management fees from a change in the S&P 500 Index may vary from the Corporation’s estimates.

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

Cautionary statement (continued)

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

Changes in fiscal, monetary, regulatory, trade and tax polices and laws. Changes in these policies and laws could affect the products and services the Corporation offers and therefore its revenues, as well as impose additional costs and expenses, such as higher taxes. Also, any significant changes will challenge the Corporation to adapt quickly and effectively.

Success in gaining regulatory approvals when required. The Corporation operates in a highly regulated environment, both within and outside the United States. If regulatory approval is required for an activity, product, service, acquisition or disposition and approval cannot be obtained on a timely basis, the Corporation could miss the opportunity and the particular benefits it presented.

Cautionary statement (continued)

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

as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in the Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. All statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Item 2. Changes in Securities and Use of Proceeds.

(c)	On July 30, 2003, and August 29, 2003, the Corporation issued a total of 371,000 shares of Common Stock (the “Shares”), to the shareholders of The Arden Group, Inc. (“Arden Group”) in connection with the acquisition of The Arden Group by the Corporation. The Arden Group shareholders may receive additional shares of Common Stock from time to time if certain conditions are met. The issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued to a limited number of sophisticated investors who acquired the Shares for their own account and who represented that any sales would be pursuant to an effective registration statement or an applicable exemption from registration.

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

During the third quarter of 2003, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated July 15, 2003, which included, under Items 7 and 9, the Corporation’s press release announcing results of operations for the second quarter of 2003.

(2)	A report dated July 31, 2003, which included, under Items 5 and 7, the Corporation’s press release announcing that it has completed its previously announced acquisition of The Arden Group, a privately held, Atlanta-based investment management firm.

(3)	A report dated August 7, 2003, which included, under Item 7, the Corporation’s Business Sectors Financial Information and Financial Trends through Second Quarter 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: November 7, 2003	By:	/s/ Michael A. Bryson

Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions and Treasury Services), the Corporation provides the following services. For corporations and institutions, the Corporation provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, retirement and employee benefits consulting, outsourcing services for benefit plans, comprehensive end-to-end human resources outsourcing solutions, shareholder services, treasury management and banking services. For individuals, the Corporation provides mutual funds and wealth management. The Corporation’s asset management businesses, which include The Dreyfus Corporation, Newton Investment Management in Europe, Founders Asset Management, LLC and Standish Mellon Asset Management Company LLC, as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258-0001 (Telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to (412) 234-7157 or media@mellon.com.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the market value for such shares. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by calling 1 800 205-7699 or by e-mailing shrrelations@melloninvestor.com.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, please call 1 800 205-7699 or visit www.melloninvestor.com.

Form 10-K and Shareholder Publications	For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2002 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com Mellon Investor Services: www.melloninvestor.com See also Internet access for Business Groups/Principal Entities in the 2002 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Publication Requests/ Securities Transfer Agent	To request the annual report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, call 1 800 205-7699 or visit www.melloninvestor.com.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com

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

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.	Previously filed as Exhibit 4.2 to Registration Statement on Form S-8 (Registration No. 333-109193) and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.