Form 10-K
period 2003-12-31
MELLON FINANCIAL CORP
filed 2004-03-10
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-7410

MELLON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1233834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mellon Center

Pittsburgh, Pennsylvania 15258-0001

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code - (412) 234-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

As of June 30, 2003, 426,158,017 shares, of the total outstanding shares of 430,615,692, of the registrant’s outstanding voting common stock, $0.50 par value per share, having a market value of $11,825,884,972, were held by nonaffiliates.

As of February 29, 2004, 426,587,010 shares of the registrant’s voting common stock, $0.50 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

Mellon Financial Corporation 2004 Proxy Statement-Part III

Mellon Financial Corporation 2003 Financial Annual Report to Shareholders-Parts I, II, III and IV

The Form 10-K filed with the Securities and Exchange Commission contains the Exhibits listed on the Index to Exhibits beginning on page 29, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Corporation’s 2003 Financial Annual Report to Shareholders. For a free copy of the Corporation’s 2003 Summary Annual Report to Shareholders, the 2003 Financial Annual Report to Shareholders, the Proxy Statement for its 2004 Annual Meeting, or a copy of the Corporation’s Management Report on Internal Controls, as filed with the appropriate regulatory agencies, please send a written request to the Secretary of the Corporation, Room 4826 One Mellon Center, Pittsburgh, PA 15258-0001. The Corporation’s 2003 Summary and Financial Annual Reports to Shareholders, and the Proxy Statement for its 2004 Annual Meeting are also available on the Corporation’s Internet site at www.mellon.com. The Corporation also makes available, free of charge, on its Internet site, the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. The contents of the Corporation’s Internet site are not part of this Annual Report on Form 10-K. The following materials are available, free of charge, on the Corporation’s Internet site at www.mellon.com under “Investor Relations/Corporate Governance” and are also available in print by written request from the Secretary of the Corporation at Room 4826 One Mellon Center, Pittsburgh PA 15258-0001:

•	the Corporation’s Code of Ethics for Senior Financial Officers which is applicable to the Chief Executive Officer, Senior Vice Chairman, Chief Financial Officer and Controller;

•	the Corporation’s Board Policies which represent its corporate governance guidelines;

•	the Charters of all Committees of the Board of Directors; and

•	the Corporation’s Code of Conduct which is applicable to all employees.

Cautionary Statement

See pages 64 through 67 of the Corporation’s 2003 Financial Annual Report to Shareholders for the Cautionary Statement. Those pages are incorporated herein by reference. This Form 10-K contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: the effects of potential changes in risk-based capital guidelines; the projected occupancy date of the Corporation’s new European headquarters in London; litigation results; and the Corporation’s ability to assert, when required, that internal controls over financial reporting are effective. These statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to the following:

The nature of any new capital accords to be adopted by the Basel Committee on Banking Supervision and implemented by the U.S. federal bank regulatory agencies will affect the Corporation’s future capital requirements.

Uncertainties inherent in the litigation process.

Uncertainties associated with the evolving requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as the Securities and Exchange Commission has not, as of the date this Report was finalized, approved rules issued by the Public Company Accounting Oversight Board on March 9, 2004.

Such forward-looking statements are also subject to risks and uncertainties identified in the information incorporated by reference under Item 7 of this Form 10-K.

All forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MELLON FINANCIAL CORPORATION

Form 10-K Index

PART I

ITEM 1.	BUSINESS

Description of Business

Mellon Financial Corporation (the “Corporation”) is a global financial services company headquartered in Pittsburgh, Pennsylvania, with approximately $3.5 trillion in assets under management, administration or custody, including more than $650 billion under management. For a further discussion of its products, see “Nature of operations” in Note 1 of Notes to Financial Statements (Notes) on pages 74 and 75 of the Corporation’s 2003 Financial Annual Report to Shareholders, which paragraph is incorporated herein by reference.

The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation (“Dreyfus”), Newton Investment Management (“Newton”), Founders Asset Management LLC (“Founders”) and Standish Mellon Asset Management Company LLC (“Standish Mellon”), as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Dreyfus, headquartered in New York, New York, serves primarily as an investment adviser and manager of mutual funds. Newton is a leading U.K.-based investment manager that provides investment management services to institutional, private and retail clients. Founders, headquartered in Denver, Colorado, is a manager of growth-oriented equity mutual funds and other investment portfolios. Standish Mellon is a Boston-based provider of investment management services to institutional clients. The Corporation provides retirement and employee benefits consulting, outsourcing services for benefit plans, comprehensive end-to-end human resources outsourcing solutions and shareholder services through Mellon Human Resources & Investor Solutions (HR&IS), whose major operations are in New York and New Jersey.

The Corporation was originally formed as a holding company for Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania. With its predecessors, Mellon Bank has been in business since 1869. The Corporation’s banking subsidiaries include Mellon Trust of New England, National Association, headquartered in Boston, Massachusetts, Mellon United National Bank, headquartered in Miami, Florida and Mellon 1st Business Bank, National Association, headquartered in Los Angeles, California, in addition to Mellon Bank. They engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The Corporation’s businesses are divided into two overall reportable groups — Asset Management and Corporate & Institutional Services. The Asset Management group is comprised of the Institutional Asset Management, Mutual Funds and Private Wealth Management sectors. The Corporate & Institutional Services group is comprised of the Asset Servicing, Human Resources & Investor Solutions and Treasury Services sectors.

Further information regarding the Corporation’s six core business sectors, as well as “Other Activity” is presented in the Business Sectors section found on pages 20 through 33 of the Corporation’s 2003 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. Information on international operations is presented in the Corporation’s 2003 Financial Annual Report to Shareholders in Note 33 on page 125, which note is incorporated herein by reference. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in foreign currency exchange rates or other factors.

ITEM 1.	BUSINESS (continued)

Description of Business (continued)

Principal Entities

Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the primary subsidiaries of the Corporation as of Dec. 31, 2003.

Discontinued operations

As discussed in Note 4 on pages 84 and 85 of the Corporation’s 2003 Financial Annual Report to Shareholders, the Corporation is reporting its results using the discontinued operations method of accounting, which Note is incorporated herein by reference. Accordingly, all information in this Annual Report on Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its bank and other subsidiaries. Its principal sources of funds to make capital contributions or loans to Mellon Funding Corporation, to pay service on its own debt, to honor its guarantee of debt issued by Mellon Funding Corporation or of trust-preferred securities issued by a trust or to pay dividends on its own equity securities, are dividends and interest from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its bank subsidiaries without regulatory approval. For a further discussion of restrictions on dividends, see the first three paragraphs of Note 25 on page 113 of the Corporation’s 2003 Financial Annual Report to Shareholders, which paragraphs are incorporated herein by reference.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Corporation and the Corporation’s non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System.

Deposit Insurance

Substantially all of the deposits of the bank subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for well-capitalized and well-managed banks to 27 cents for each $100 of domestically-held deposits for the weakest institutions. The Corporation’s bank subsidiaries currently are not required to pay insurance premiums to the FDIC. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on BIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO current annual assessment on these deposits is approximately 1.54 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

Regulatory Capital

The Federal Reserve Board and the OCC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. As discussed in Note 15 on pages 97 and 98 of the Corporation’s 2003 Financial Annual Report to Shareholders, at Dec. 31, 2003 the Corporation deconsolidated the statutory business trusts which have issued trust-preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on the Corporation’s consolidated balance sheet. These debentures continue to qualify as Tier I capital under interim guidance issued by the Federal Reserve Board. This note is incorporated herein by reference. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

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

Aggregate Carrying Value of Covered Nonfinancial Equity Investments as a percentage of Tier I Capital	Required Deduction From Tier I Capital as a Percentage of the Carrying Value of the Investments
<15%	8%
>15% but <25%	12%
>25%	25%

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2003, the Corporation’s Total capital and Tier I capital to risk-adjusted assets ratios were 13.46% and 8.55%, respectively.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches (the “Basic Indicator Approach” and the “Standardized Approach”) and an “advanced measurement approach” tailored to individual institutions’ circumstances. The BIS has stated that its objective is to finalize a new capital accord by mid-year 2004 and for member countries to implement the new accord at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. Because of the uncertainty as to the final requirements for addressing this risk, the Corporation cannot, at this time, determine with certainty if future capital requirements will be higher or lower, but as presently proposed, the requirements would lead to an increase in required capital.

The Federal Reserve Board also requires bank holding companies to comply with minimum Leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage ratio applicable to it. At Dec. 31, 2003, the Corporation’s Leverage ratio was 7.92%.

The Federal Reserve Board’s capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

At Dec. 31, 2003, all of the Corporation’s bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

Privacy

The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates and was amended in December 2003, to further restrict affiliate sharing of information for marketing purposes.

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

Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses. The Corporation’s Asset Management Group experiences competition from asset management firms; mutual funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms and insurance companies. In its Corporate & Institutional Services Group, the Corporation competes with domestic and foreign banks offering institutional trust and custody products and cash management products, benefit consultants and a wide range of technologically capable service providers, such as data processing, shareholder services and outsourcing firms. Many of the Corporation’s competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over the Corporation in certain respects.

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

Employees

At Dec. 31, 2003, the Corporation and its subsidiaries employed approximately 20,900 persons.

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

I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis on the following page. Required information is also presented in the Corporation’s 2003 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, and in Net Interest Revenue, on page 15, which are incorporated herein by reference.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Rate/Volume Variance Analysis	Year ended Dec. 31,
	2003 over (under) 2002			2002 over (under) 2001
	Due to change in		Net change	Due to change in		Net change
(in millions)	Rate	Volume		Rate	Volume

Increase (decrease) in interest revenue from interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$(14)	$11	$(3)	$(12)	$(22)	$(34)
Federal funds sold and securities under resale agreements	(3)	3	—	(18)	(20)	(38)
Other money market investments	(1)	1	—	(3)	(2)	(5)
Trading account securities	6	—	6	(15)	7	(8)
Securities:
U.S. Treasury and agency securities	(61)	93	32	(84)	(17)	(101)
Obligations of states and political subdivisions	—	9	9	1	9	10
Other	46	(86)	(40)	(11)	53	42
Loans (includes loan fees)	(58)	(76)	(134)	(181)	(26)	(207)
Funds allocated to discontinued operations	—	(4)	(4)	—	4	4

Total	(85)	(49)	(134)	(323)	(14)	(337)
Increase (decrease) in interest expense on interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	(50)	18	(32)	(79)	19	(60)
Savings certificates	(1)	—	(1)	(2)	1	(1)
Other time deposits	(3)	(7)	(10)	(18)	(6)	(24)
Deposits in foreign offices	(27)	12	(15)	(57)	(2)	(59)
Federal funds purchased and securities under repurchase agreements	(10)	(4)	(14)	(46)	11	(35)
Other short-term borrowings	3	(3)	—	(35)	7	(28)
Notes and debentures (with original maturities over one year)	(7)	2	(5)	(78)	22	(56)
Trust-preferred securities (a)	(23)	2	(21)	(1)	1	—
Funds allocated from discontinued operations	—	—	—	—	(114)	(114)

Total	(118)	20	(98)	(316)	(61)	(377)

Increase (decrease) in net interest revenue	$33	$(69)	$(36)	$(7)	$47	$40

(a)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. See Note 15 in the Corporation’s 2003 Financial Annual Report to Shareholders for a further discussion.

Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Amounts also exclude any adjustments to fair value required by FAS No. 115. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

Percent of international related average assets and liabilities to total consolidated average amounts (a)
	2003	2002	2001

Average total assets	11%	11%	10%
Average total liabilities	16%	13%	10%

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting threshold established by the Securities and Exchange Commission (SEC).

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

II. Securities Portfolio

A. Carrying values of securities

Information required by this section of Guide 3 is presented in the Corporation’s 2003 Financial Annual Report to Shareholders in Note 6 on pages 85 through 88, which note is incorporated herein by reference.

B. Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Corporation’s 2003 Financial Annual Report to Shareholders in Note 6 on pages 85 through 88, which note is incorporated herein by reference.

III. Loan Portfolio

A. Types of Loans

Information required by this section of Guide 3 is presented below and on the following page. Further information is included in the Corporate Risk section of the Corporation’s 2003 Financial Annual Report to Shareholders on pages 37 through 47, which portions are incorporated herein by reference.

Domestic and international loans and leases at year-end (a)
(in millions)	2003		2002	2001

Domestic loans and leases	$7,107		$7,880	$7,915
International loans and leases:
Commercial and industrial	199		358	409
Financial institutions	28		34	57
Governments and official institutions	8		18	16
Other	125		148	143

Total international loans and leases	360		558	625

Total loans and leases	$7,467	(b)	$8,438	$8,540

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting thresholds established by the SEC.

(b)	Includes $3.192 billion of loans to Private Wealth customers and $949 million of loans to Mellon 1st Business Bank, National Association, customers.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2003
(in millions)	Within 1 year (a)	1-5 years	Over 5 years	Total

Domestic (b):
Commercial and financial	$1,830	$848	$79	$2,757
Commercial real estate	1,078	829	224	2,131

Total domestic	2,908	1,677	303	4,888
International	152	126	82	360

Total	$3,060	$1,803	$385	$5,248

(a)	Includes demand loans and loans with no stated maturity.

(b)	Excludes personal credit and lease finance assets.

Note: Maturity distributions are based on remaining contractual maturities.

Sensitivity of loans at Dec. 31, 2003 to changes in interest rates (in millions)	Domestic operations (a)	International operations	Total

Loans due in one year or less (b)	$2,908	$152	$3,060
Loans due after one year:
Variable rates	1,533	86	1,619
Fixed rates	447	122	569

Total loans	$4,888	$360	$5,248

(a)	Excludes personal credit and lease finance assets.

(b)	Includes demand loans and loans with no stated maturity.

Note: Maturity distributions are based on remaining contractual maturities.

C. Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk section of the Corporation’s 2003 Financial Annual Report to Shareholders on pages 37 through 47, which portions are incorporated herein by reference.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

IV. Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Provision and Reserve for Credit Exposure section of the Corporation’s 2003 Financial Annual Report to Shareholders on pages 44 through 47, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation’s reserve for loan losses is presented below as required by Guide 3.

Loan loss reserve	Dec. 31,
(in millions)	2003	2002	2001	2000	1999

Base reserve:
Commercial and financial	$48	$81	$59	$104	$128
Commercial real estate	13	8	9	58	60
Personal	6	6	5	16	45
Lease assets	12	5	9	7	7

Total domestic base reserve	79	100	82	185	240
International	9	4	2	4	5

Total base reserve	88	104	84	189	245
Impairment	2	2	3	48	6
Unallocated	13	21	9	17	20

Total loan loss reserve	$103	$127	$96	$254	$271

Reserve for loan losses relating to international operations (a) (in millions)	2003	2002	2001

Reserve at the beginning of year	$4	$2	$4
Credit losses	(2)	—	(15)
Recoveries	—	—	1
Transfer due to sale	—	—	(7)
Provision for loan losses	7	2	19

Reserve at the end of year	$9	$4	$2

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting thresholds established by the SEC.

Further information on the Corporation’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure for the years 1999-2003 are set forth in the Corporation’s 2003 Financial Annual Report to Shareholders in the Credit Risk section on pages 37 and 38, the Provision and Reserve for Credit Exposure section on pages 44 through 47, in Critical Accounting Policies on pages 62 and 63, in Note 1 under Reserve for Loan Losses and Reserve for Unfunded Commitments on page 77 and in Note 8 on page 91 which portions are incorporated herein by reference.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

For each category on the previous page, the ratio of loans to consolidated total loans is as follows:

Ratio of loans to consolidated total loans	Dec. 31,
	2003	2002	2001	2000	1999

Domestic loans and leases:
Commercial and financial	37%	45%	42%	49%	55%
Commercial real estate	29	26	30	21	14
Personal	23	15	13	14	14
Lease finance assets	6	7	8	6	8

Total domestic loans and leases	95	93	93	90	91
International loans and leases	5	7	7	10	9

Total loans and leases	100%	100%	100%	100%	100%

V. Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2003
(in millions)	Within 3 months	4-6 months	7-12 months	Over 1 year	Total

Time certificates of deposit in denominations of $100,000 or greater	$245	$21	$64	$97	$427
Time certificates of deposit in denominations of less than $100,000	37	15	15	41	108

Total time certificates of deposit	282	36	79	138	535

Other time deposits in denominations of $100,000 or greater	828	—	—	—	828
Other time deposits in denominations of less than $100,000	1	—	—	—	1

Total other time deposits	829	—	—	—	829

Total domestic time deposits	$1,111	$36	$79	$138	$1,364

The majority of deposits in foreign offices of approximately $5.4 billion at Dec. 31, 2003 were in amounts in excess of $100,000, and were primarily overnight foreign demand deposits. Additional information required by this section of Guide 3 is set forth in the Corporation’s 2003 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, which pages are incorporated herein by reference.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

VI. Return on Equity and Assets

Return on equity and assets		Year ended Dec. 31,
		2003	2002	2001

(1)	Return on assets (a):
	Net income	2.07%	2.03%	2.90%
	Income from continuing operations (b)	2.03	2.02	1.33
(2)	Return on common shareholders’ equity (a):
	Net income	19.90	20.34	35.28
	Income from continuing operations	19.23	19.76	11.65
(3)	Dividend payout ratio of common stock, based on diluted net income per share	34.97	31.21	29.45
(4)	Equity to assets (a), based on common shareholders’ equity	10.40	9.96	8.21

(a)	Computed on a daily average basis. Returns for 2003 are before the cumulative effect of a change in accounting principle.

(b)	Return on assets, on a continuing operations basis, was calculated excluding both the results and assets of the fixed income trading business even though the prior period balance sheet was not restated for discontinued operations.

VII. Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

Federal funds purchased and securities sold under agreements to repurchase (dollar amounts in millions)	2003	2002

Maximum month-end balance	$3,037	$2,502
Average daily balance	$1,716	$1,985
Average rate during the year	0.95%	1.51%
Balance at Dec. 31	$754	$733
Average rate at Dec. 31	0.94%	1.16%

ITEM 2.	PROPERTIES

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. At a number of the locations described below, the Corporation is not currently occupying all of the space under its control. Where commercially reasonable and to the extent it is not needed for future expansion, the Corporation is seeking to lease or sublease this excess space. The following is a description of the Corporation’s principal properties:

Pittsburgh properties

In 1983, the Corporation entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. The current term of this lease is scheduled to expire in November 2008. At Dec. 31, 2003, the Corporation subleased approximately 20% of this building’s approximately 1,525,000 square feet of rentable space to third parties.

ITEM 2.	PROPERTIES (continued)

In 1984, the Corporation entered into a sale/leaseback arrangement pursuant to which the Corporation leases the eleven-story office building in Pittsburgh, Pennsylvania known as the Union Trust Building, or Two Mellon Center, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May 2006. At Dec. 31, 2003, the Corporation subleased approximately 15% of this building’s approximately 595,000 square feet of rentable space to third parties.

The Corporation owns the 41-story office building in Pittsburgh, Pennsylvania known as Three Mellon Center or 525 William Penn Place. At Dec. 31, 2003, the Corporation leased approximately 25% of this building’s approximately 943,000 square feet of rentable space to third parties.

The Corporation owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. At Dec. 31, 2003, the Corporation did not lease any of this building’s approximately 667,000 square feet of rentable space to third parties.

The Pittsburgh properties are utilized by each of the Corporation’s six core business sectors.

Philadelphia properties

The Corporation leases a seven-story office building in Philadelphia, Pennsylvania known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2003, the Corporation subleased approximately 70% of this building’s approximately 807,000 square feet of rentable space to third parties.

The Corporation leases approximately 231,000 square feet of rentable space in a 53-story office building known as Mellon Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September 2015. At Dec. 31, 2003, the Corporation subleased approximately 30% of this space to third parties.

The Philadelphia properties are utilized by each of the Corporation’s six core business sectors other than Institutional Asset Management.

Boston properties

The Corporation leases approximately 362,000 square feet of rentable space in a 41-story office building known as Mellon Financial Center in Boston, Massachusetts. The current term of this lease is scheduled to expire in December 2013. At Dec. 31, 2003, the Corporation did not sublease any of this space to third parties.

The Corporation leases a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April 2019. At Dec. 31, 2003, the Corporation did not sublease any of this building’s approximately 376,000 square feet of rentable space to third parties.

The Boston properties are utilized by each of the Corporation’s six core business sectors other than Mutual Funds.

New York properties

The Corporation leases approximately 324,000 square feet of rentable space at 200 Park Avenue in New York City pursuant to five leases. The two leases covering approximately 91% of this space are scheduled to expire in March 2005. The other three leases covering the remaining approximately 9% of this space are scheduled to expire in January 2005, October 2008 and January 2009. At Dec. 31, 2003, the Corporation subleased approximately 5% of this space to a third party. The Corporation is currently in negotiations to extend its occupancy at this building beyond the current lease expiration dates.

ITEM 2.	PROPERTIES (continued)

The Corporation leases approximately 169,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The term of this lease is scheduled to expire in January 2005. At Dec. 31, 2003, the Corporation did not sublease any of this space to third parties. The Corporation is currently in negotiations to either extend its occupancy at this building beyond the current lease expiration date or relocate to another building on Long Island upon the expiration of this lease.

The New York properties are utilized by each of the Corporation’s six core business sectors.

New Jersey properties

The Corporation leases an aggregate of approximately 288,000 square feet of rentable space in three buildings in Ridgefield Park, New Jersey located at 65 Challenger Road, 85 Challenger Road and 105 Challenger Road. The current terms of these three leases are scheduled to expire in January 2006, October 2005 and January 2006, respectively. At Dec. 31, 2003, the Corporation did not sublease any of this space to third parties.

The Corporation leases an aggregate of approximately 194,000 square feet of rentable space in two buildings in Ft. Lee, New Jersey located at 2100 North Central Road and One Bridge Plaza. The current terms of these leases are scheduled to expire in January 2012 and January 2006, respectively. At Dec. 31, 2003, the Corporation did not sublease any of this space to third parties.

The Corporation leases approximately 158,000 square feet of rentable space at 500 Plaza Drive, Secaucus, New Jersey. The current term of this lease is scheduled to expire in June 2006. At Dec. 31, 2003, the Corporation did not sublease any of this space to third parties.

The New Jersey properties are utilized by the Corporation’s Human Resources & Investor Solutions business sector.

The Corporation is currently evaluating a number of possible sites into which it can consolidate its New Jersey operations.

Other properties

The Corporation also owns and leases additional space for its operations at locations both within and outside the United States. See “Description of Business” on pages 3 and 4 for information as to where certain of the Corporation’s operations are conducted. In 2001, the Corporation entered into an agreement for lease covering approximately 232,000 square feet of space in a building under construction at 160-162 Queen Victoria Street in London which will be utilized as the Corporation’s European headquarters when the building is completed and the Corporation relocates to it, currently expected to be in the first and second quarters of 2004.

For additional information on the Corporation’s premises and equipment, see Note 9 on page 92 of the Corporation’s 2003 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

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

ITEM 3.	LEGAL PROCEEDINGS (continued)

ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation’s financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Corporation’s 2003 Financial Annual Report to Shareholders in Liquidity and Dividends on pages 49 through 51, in Fourth Quarter 2003 Review on page 58, in Selected Quarterly Data on pages 59 through 61, in Note 25 on page 113 and in Corporate Information on the inside back cover of the report, which portions are incorporated herein by reference.

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

The information required by this Item is set forth in the Corporation’s 2003 Financial Annual Report to Shareholders in the Financial Summary table on page 2, in the Summary of Financial Results on pages 4 and 5, in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, in Note 1 on pages 74 through 82, in Note 2 on pages 82 and 83 and in Note 4 on pages 84 and 85, which portions are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation’s 2003 Financial Annual Report to Shareholders in the Financial Review on pages 3 through 67 and in Note 25 on page 113, which portions are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the Corporation’s 2003 Financial Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 51 through 53, in Trading Activities on pages 53 and 54, in Note 1 under “Derivative instruments used for risk management purposes” and “Derivative instruments used for trading activities” on pages 79 through 81 and in Note 27 and Note 28 on pages 113 through 119, which portions are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 26 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of Dec. 31, 2003, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of Dec. 31, 2003, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended Dec. 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

In response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has created a multi-disciplinary project team to oversee its compliance efforts. The Corporation’s objective is to achieve compliance with the requirements of Section 404 for 2004 and will retain its independent public accountants to form an opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting. The Corporation currently believes that when required by rules of the Securities and Exchange Commission it will be able to make the assertion that the Corporation’s internal controls over financial reporting are effective.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation’s proxy statement for its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) in the Election of Directors-Biographical Summaries of Nominees and Directors section on pages 3 through 6, in the Corporate Governance Matters section on pages 9 and 10, in the Executive Compensation—Employment Agreements with Named Executive Officers section on pages 20 through 23 and in the Section 16(a) Beneficial Ownership Reporting Compliance section on page 41, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

The Corporation has adopted a Code of Ethics for Senior Financial Officers which is applicable to the Chief Executive Officer, Senior Vice Chairman, Chief Financial Officer and Controller. It is available on the Corporation’s website or from the Secretary of the Corporation as described in the first paragraph on page 1 of this Report, which is incorporated in this Item 10 by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of March 1, 2004, together with the offices held by each such person during the last five years, are listed below and on the following pages. Messrs. McGuinn, Elliott, Canter, Lamere and O’Hanley have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

	Age	Position	Year Elected
Martin G. McGuinn	61	Chairman and Chief Executive Officer, Mellon Financial Corporation and Chairman, President and Chief Executive Officer, Mellon Bank, N.A.	1999 (1)

Steven G. Elliott	57	Senior Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (2)

James D. Aramanda	52	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2003 (3)

Stephen E. Canter	58	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (4)

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

	Age	Position	Year Elected

David F. Lamere	43	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (5)

Jeffery L. Leininger	58	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	1996

Ronald P. O’Hanley	47	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (6)

James P. Palermo	48	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2002 (7)

Allan P. Woods	58	Vice Chairman and Chief Information Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999 (8)

John T. Chesko	54	Vice Chairman and Chief Compliance Officer, Mellon Financial Corporation and Mellon Bank, N.A.	2002 (9)

Michael A. Bryson	57	Chief Financial Officer, Mellon Financial Corporation and Executive Vice President and Chief Financial Officer, Mellon Bank, N.A.	2001 (10)

Timothy P. Robison	51	Chief Risk Officer, Mellon Financial Corporation and Executive Vice President and Chief Risk Officer, Mellon Bank, N.A.	2002 (11)

Michael K. Hughey	52	Senior Vice President and Controller of Mellon Financial Corporation and Senior Vice President, Director of Taxes and Controller, Mellon Bank, N.A.	1990

Leo Y. Au	54	Treasurer, Mellon Financial Corporation and Senior Vice President, Manager, Corporate Treasury Group, Mellon Bank, N.A.	2002 (12)

(1)	From March 1998 through December 1998, Mr. McGuinn was Chairman and Chief Executive Officer, Mellon Bank, N.A. and Vice Chairman, Mellon Financial Corporation. In June 2001, he was appointed President of Mellon Bank, N.A.

(2)	From March 1998 through December 1998, Mr. Elliott was Senior Vice Chairman and Chief Financial Officer of Mellon Bank, N.A. and Vice Chairman and Chief Financial Officer of Mellon Financial Corporation. From 1999 through December 2001, Mr. Elliott served as Senior Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

(3)	From 1994 to 2001, Mr. Aramanda was Senior Vice President and Manager of Mellon Investor Services. From 2001 to 2003, he was Executive Vice President and Chief Executive Officer, Mellon Investor Services.

(4)	From 1995 to 1999, Mr. Canter was Vice Chairman and Chief Investment Officer of The Dreyfus Corporation. From 1999 to May 2001, Mr. Canter was President and Chief Operating Officer of The Dreyfus Corporation. In May 2001, Mr. Canter became Chairman and Chief Executive Officer of The Dreyfus Corporation.

(5)	From April 1998 to September 2001, Mr. Lamere was an Executive Vice President of Mellon Bank, N.A.

(6)	From February 1997 to June 2001, Mr. O’Hanley was a Senior Vice President of Mellon Bank, N.A.

(7)	From January 1998 to November 2002, Mr. Palermo served as Executive Vice President and Manager, Global Securities Services, Mellon Bank, N.A.

(8)	From 1993 through December 1998, Mr. Woods was Executive Vice President, Mellon Information Services Department, Mellon Bank, N.A.

(9)	From June 1997 through October 2002, Mr. Chesko was Vice Chairman and Chief Risk Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(10)	In April 1998, Mr. Bryson became Executive Vice President of Mellon Bank, N.A. From May 1998 to January 2002, Mr. Bryson served as Treasurer of Mellon Financial Corporation.

(11)	From 1991 to 2001, Mr. Robison was Senior Vice President of Financial Planning and Management Accounting of Mellon Bank, N.A. From 2001 to 2002, Mr. Robison was Corporate Chief Auditor of Mellon Financial Corporation and Senior Vice President and Corporate Chief Auditor of Mellon Bank, N.A.

(12)	From 1995 to 2001, Mr. Au served as President and Chief Executive Officer of Mellon Financial Markets, LLC. In 2001, Mr. Au became Senior Vice President, Manager, Corporate Treasury Group of Mellon Bank, N.A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the 2004 Proxy Statement in the Directors’ Compensation section on pages 8 and 9 and in the Executive Compensation section on pages 15 through 24, and is incorporated herein by reference. The Performance Graph on page 14 and the Compensation Committee Report on pages 33 through 35 are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the 2004 Proxy Statement in the Equity Compensation Plan Information section on page 18 and in the Beneficial Ownership Of Stock section on pages 12 and 13 and in the Corporation’s 2003 Financial Annual Report to Shareholders in Note 24 under the caption “Stock Option Plan for Outside Directors” on pages 107 and 108 and under the caption “Broad-Based Employee Stock Options” on pages 109 and 110 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 2004 Proxy Statement in the Business Relationships and Related Transactions section on pages 10 and 11, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the 2004 Proxy Statement in the Ratification of Independent Public Accountants section on page 40 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Corporation’s 2003 Financial Annual Report to Shareholders.

(i)	Financial Statements

Page No.

Consolidated Income Statement	68 and 69
Consolidated Balance Sheet	70
Consolidated Statement of Cash Flows	71 and 72
Consolidated Statement of Changes in Shareholders’ Equity	73
Notes to Financial Statements	74 through 125
Independent Auditors’ Report	126

(ii)	Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(iii)	Other Financial Data

Fourth Quarter 2003 Review	58
Selected Quarterly Data	59 through 61

(b)	During the fourth quarter of 2003, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated Oct. 1, 2003, which included, under Items 5 and 7, the Corporation’s press release, dated Oct. 1, 2003, announcing that effective immediately its integrated human resources and investor services business worldwide will operate as Mellon, with the new name Human Resources & Investor Solutions. The four businesses that constitute Human Resources & Investor Solutions were Buck Consultants, Mellon Investor Services, Mellon HR Solutions and Vinings Mellon.

(2)	A report dated Oct. 21, 2003, which included, under Items 7 and 12, the Corporation’s press release, dated Oct. 21, 2003, announcing results of operations for the third quarter of 2003 and an increase in the quarterly common stock dividend.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(3)	A report dated Nov. 3, 2003, which included, under Item 7, certain exhibits, dated Nov. 3, 2003, and Nov. 6, 2003, respectively, incorporated by reference into Registration Statement Nos. 333-107400, 333-107400-01, 333-107400-02, 333-107400-03, and 333-107400-04 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of Mellon Financial Corporation.

(4)	A report dated Nov. 7, 2003, which included, under Item 7, the Corporation’s business sectors financial information and financial trends through third quarter 2003.

(5)	A report dated Nov. 18, 2003, which included, under Items 5 and 7, the Corporation’s press release, dated Nov. 18, 2003, announcing that The Dreyfus Corporation, a mutual fund company of the Corporation, and Bear Stearns Asset Management, Inc. have entered into a strategic arrangement with respect to certain Bear Stearns funds.

(6)	A report dated Dec. 16, 2003, which included, under Items 5 and 7, the Corporation’s press release, dated Dec. 16, 2003, announcing the election of John P. Surma, president and chief operating officer of United States Steel Corporation, as an independent member of the Corporation’s board of directors. His term began on Jan. 1, 2004.

(c)	Exhibits

The exhibits listed on the Index to Exhibits on pages 29 through 35 hereof are incorporated by reference or filed herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mellon Financial Corporation

By:	/s/ Martin G. McGuinn

Martin G. McGuinn Chairman and Chief Executive Officer

DATED: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Martin G. McGuinn	Director and Principal Executive Officer

Martin G. McGuinn Chairman and Chief Executive Officer

By:	/s/ Michael A. Bryson	Principal Financial Officer

Michael A. Bryson Chief Financial Officer

By:	/s/ Michael K. Hughey	Principal Accounting Officer

Michael K. Hughey Senior Vice President and Controller

Carol R. Brown; Ruth E. Bruch;

Jared L. Cohon; J. W. Connolly;

Steven G. Elliott; Ira J. Gumberg;

Edward J. McAniff; Robert Mehrabian;

Seward Prosser Mellon; Mark A. Nordenberg;

James F. Orr III; David S. Shapira;

William E. Strickland Jr.; John P. Surma;

and Wesley W. von Schack

Directors

By:	/s/ Carl Krasik	DATED: March 10, 2004

Carl Krasik Attorney-in-fact

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Instruments defining the rights of securities holders.	See Exhibits 3.1 and 3.2 above.

4.2	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

4.3	Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and JPMorgan Chase Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

4.5(a)	Amended and Restated Trust Agreement, dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.5(b)	Amended and Restated Trust Agreement, dated as of Dec. 20, 1996, of Mellon Capital II, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.6(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.6(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.7(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.7(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

10.1	Lease dated as of Feb. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1992, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.2	First Amendment to Lease Agreement dated as of Nov. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A.	Previously filed as Exhibit 10.1 to Registration Statement on Form S-15 (Registration No. 2-88266) and incorporated herein by reference.

10.3	Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc., as of July 16, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.4	Omnibus Side Letter dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.5	Amended and Restated Non-Compete Subsections dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.6*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K(File No. l-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.

10.7*	Mellon Financial Corporation Long-Term Profit Incentive Plan (1996), as amended, effective April 18, 2000.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2000, and incorporated herein by reference.

10.8*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2001, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.9*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.

10.10*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.	Previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-109103) dated Sept. 26, 2003, and incorporated herein by reference.

10.11*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.

10.12*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.13*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.14*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.15*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2004.	Filed herewith.

10.16*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2004.	Filed herewith.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.17*	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.17 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.18*	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.18 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.19*	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.20*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Executive Management Group.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.21*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Previously filed as Exhibit 10.20 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.22**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2002, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

**	Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. No executive officers or directors of the Corporation are permitted to participate in this plan.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

11.1	Computation of Basic and Diluted Net Income Per Common Share.	Filed herewith as part of Exhibit 13.1 listed below.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

13.1	All portions of the Mellon Financial Corporation 2003 Financial Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary Subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of Independent Accountants.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Jan. 20, 2004.	Filed herewith.

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