Form 10-Q
period 2004-03-31
MELLON FINANCIAL CORP
filed 2004-05-07
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2004
Common Stock, $.50 par value	424,490,833

MELLON FINANCIAL CORPORATION

FIRST QUARTER 2004 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Financial Highlights	2

Financial Statements (Item 1):
Consolidated Income Statement	3
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders’ Equity	8

Notes to Financial Statements	9

Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (Items 2 and 3)	20

Controls and Procedures (Item 4)	63

Cautionary Statement	63

Part II - Other Information

Legal Proceedings (Item 1)	64

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)	64

Exhibits and Reports on Form 8-K (Item 6)	65

Signature	67

Corporate Information	68

Index to Exhibits	69

PART I - FINANCIAL INFORMATION

Mellon Financial Corporation (and its subsidiaries)

FINANCIAL HIGHLIGHTS	Quarter ended
(dollar amounts in millions, except per share amounts or unless otherwise noted)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Financial results (a)
Income from continuing operations before cumulative effect of accounting change	$244	$185	$166
Cumulative effect of accounting change, net of tax (b)	—	—	(7)

Income from continuing operations	$244	$185	$159
Discontinued operations	1	(1)	2

Net income	$245	$184	$161
Per common share - diluted:
Income from continuing operations before cumulative effect of accounting change	$.57	$.43	$.38
Cumulative effect of accounting change (b)	—	—	(.01)

Continuing operations	$.57	$.43	$.37
Discontinued operations	—	—	—

Net income	$.57	$.43	$.37
Continuing operations
Noninterest revenue	$1,071	$993	$849
Net interest revenue	114	120	154

Total revenue	$1,185	$1,113	$1,003
Return on equity (annualized) (c)	26.0%	20.4%	19.7%
Return on assets (annualized) (c)	2.95%	2.28%	1.94%
Fee revenue as a percentage of fee and net interest revenue (FTE) (d)	90%	89%	84%
Pre-tax operating margin (FTE) (a)	31%	25%	25%
Average balances
Money market investments	$2,986	$3,270	$3,122
Trading account securities	356	622	814
Securities	11,013	10,532	11,740

Total money market investments and securities	14,355	14,424	15,676
Loans	7,489	7,276	8,212

Total interest-earning assets	21,844	21,700	23,888
Total assets	33,222	32,504	35,250
Deposits	19,227	18,378	21,376
Notes and debentures	4,196	4,243	4,428
Junior subordinated debentures	1,026	991	1,009
Total shareholders’ equity	3,769	3,603	3,412

(a)	First quarter 2004 results include the gain from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank and the charge associated with a writedown of small non-strategic businesses that the Corporation intends to exit. The combination of these items, which totaled $74 million pre-tax, added $.12 per share to the first quarter 2004 results. Excluding these items, return on equity and return on assets on a continuing operations basis would have been 20.7% and 2.35%, respectively, and the pre-tax operating margin would have been 27%. The Corporation believes that this supplemental information is useful in analyzing the financial results and trends of ongoing operations, facilitates the comparisons with other financial institutions and is the basis on which the Corporation’s management internally evaluates performance.

(b)	See page 10 for a discussion of the cumulative effect of a change in accounting principle.

(c)	Returns presented in the table for the first three months of 2003 are before the cumulative effect of a change in accounting principle. Return on equity on a net income basis was 26.1%, 20.3% and 19.2% for the first quarter 2004, fourth quarter 2003, and first quarter 2003, respectively. Return on assets on a net income basis was 2.96%, 2.24% and 1.85% for the first quarter 2004, fourth quarter 2003, and first quarter 2003, respectively. For the first quarter of 2003, the return on assets, on a continuing operations basis, was calculated excluding both the results and assets of the fixed income trading business even though the prior period balance sheet was not restated for discontinued operations.

(d)	See page 21 for the definition of fee revenue.

Item 1. - Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended
(dollar amounts in millions, except per share amounts)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Noninterest revenue
Trust and investment fee revenue:
Investment management	$405	$413	$318
Human resources & investor solutions	233	230	240
Institutional trust and custody	133	132	109
Securities lending revenue	18	16	15

Total trust and investment fee revenue	789	791	682
Cash management revenue	78	83	72
Foreign exchange revenue	57	39	38
Other trading revenue	7	2	2
Financing-related revenue	35	41	32
Equity investment revenue	98	6	3
Other revenue	7	19	9

Total fee and other revenue	1,071	981	838
Gains on sales of securities	—	12	11

Total noninterest revenue	1,071	993	849
Net interest revenue
Interest revenue	194	200	247
Interest expense	80	80	93

Net interest revenue	114	120	154
Provision for credit losses	(7)	—	4

Net interest revenue after provision for credit losses	121	120	150
Operating expense
Staff expense	495	502	449
Professional, legal and other purchased services	104	117	92
Net occupancy expense	68	68	64
Equipment expense	54	58	54
Business development	25	30	25
Communications expense	28	26	27
Amortization of intangible assets	5	5	5
Other expense	52	37	38

Total operating expense	831	843	754
Income
Income from continuing operations before income taxes and cumulative effect of accounting change	361	270	245
Provision for income taxes	117	85	79

Income from continuing operations before cumulative effect of accounting change	244	185	166
Cumulative effect of accounting change, net of tax	—	—	(7)

Income from continuing operations	244	185	159
Discontinued operations:
Income (loss) from operations after-tax	—	(2)	1
Net gain on disposals after-tax	1	1	1

Income (loss) from discontinued operations (net of tax expense of $1, $-and $1)	1	(1)	2

Net income	$245	$184	$161

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended
(share amounts in thousands)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Earnings per share (a)
Basic:
Income from continuing operations before cumulative effect of accounting change	$.58	$.43	$.39
Cumulative effect of accounting change	—	—	(.02)

Continuing operations	$.58	$.43	$.37
Discontinued operations	$—	$—	$—

Net income	$.58	$.43	$.37
Diluted:
Income from continuing operations before cumulative effect of accounting change	$.57	$.43	$.38
Cumulative effect of accounting change	—	—	(.01)

Continuing operations	$.57	$.43	$.37
Discontinued operations	$—	$—	$—

Net income	$.57	$.43	$.37
Shares outstanding
Basic average shares outstanding	421,668	424,181	431,431
Common stock equivalents	5,435	4,723	1,671

Diluted average shares outstanding	427,103	428,904	433,102

(a)	Calculated based on unrounded numbers.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Assets
Cash and due from banks	$2,685	$2,602	$2,835
Interest-bearing deposits with banks	1,785	2,775	2,028
Federal funds sold and securities under resale agreements	922	703	482
Other money market investments	202	216	104
Trading account securities	247	266	841
Securities available for sale	11,647	10,690	12,326
Investment securities (approximate fair value of $282,$308 and $486)	273	297	466
Loans, net of unearned discount of $28, $30 and $35	7,398	7,467	7,818
Reserve for loan losses	(94)	(103)	(114)

Net loans	7,304	7,364	7,704
Premises and equipment	677	668	700
Goodwill	2,202	2,194	2,064
Other intangibles	96	100	110
Assets of discontinued operations	—	187	—
Other assets	5,858	5,921	5,820

Total assets	$33,898	$33,983	$35,480

Liabilities
Noninterest-bearing deposits in domestic offices	$6,273	$6,054	$9,340
Interest-bearing deposits in domestic offices	9,236	9,355	8,202
Interest-bearing deposits in foreign offices	4,797	5,434	4,098

Total deposits	20,306	20,843	21,640
Federal funds purchased and securities under repurchase agreements	902	754	1,009
Term federal funds purchased	183	146	199
U.S. Treasury tax and loan demand notes	106	6	183
Commercial paper	6	10	10
Other funds borrowed	148	168	606
Reserve for unfunded commitments	77	75	64
Other liabilities	2,875	2,861	2,871
Notes and debentures (with original maturities over one year)	4,355	4,209	4,327
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (a)	1,074	1,057	—
Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts (a)	—	—	1,048
Liabilities of discontinued operations	—	152	—

Total liabilities	30,032	30,281	31,957
Shareholders’ equity
Common stock - $.50 par value
Authorized - 800,000,000 shares
Issued – 588,661,920 shares	294	294	294
Additional paid-in capital	1,910	1,901	1,887
Retained earnings	6,095	5,934	5,601
Accumulated unrealized gain, net of tax	106	26	60
Treasury stock of 164,171,087; 161,629,563; and 157,187,349 shares at cost	(4,539)	(4,453)	(4,319)

Total shareholders’ equity	3,866	3,702	3,523

Total liabilities and shareholders’ equity	$33,898	$33,983	$35,480

(a)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. See Note 15 of the Corporation’s 2003 Financial Annual Report for a further discussion.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended March 31,
(in millions)	2004	2003
Cash flows from operating activities
Net income	$245	$161
Income from discontinued operations	1	2

Net income from continuing operations	244	159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	7
Amortization of intangible assets	5	5
Depreciation and other amortization	36	35
Deferred income tax expense (benefit)	(9)	—
Provision for credit losses	(7)	4
Net gains on sales of securities	—	(11)
Gain on sale of portion of indirect investment in Shinsei Bank	(93)	—
Pension expense (credit)	3	(7)
Net decrease in accrued interest receivable	1	1
Net (increase) decrease in accounts receivable	(47)	46
Net (increase) decrease in trading account securities	19	(48)
Net decrease in accrued interest payable, net of amounts prepaid	(14)	(25)
Net increase (decrease) in accounts payable	34	(25)
Net decrease in incentives and bonuses payable	(199)	(205)
Net increase (decrease) from other operating activities	166	(141)

Net cash provided by (used in) operating activities	139	(205)

Cash flows from investing activities
Net decrease in term deposits and other money market investments	1,004	(201)
Net increase (decrease) in federal funds sold and securities under resale agreements	(219)	1,747
Purchases of securities available for sale	(1,762)	(4,781)
Proceeds from sales of securities available for sale	424	506
Proceeds from maturities of securities available for sale	738	3,278
Proceeds from maturities of investment securities	24	60
Proceeds from the sale of portion of indirect investment in Shinsei Bank	120	—
Net principal repayments of loans to customers	66	342
Proceeds from the sales and securitizations of loans	3	266
Purchases of premises and equipment	(52)	(31)
Net cash disbursed in acquisitions	(1)	—
Net decrease from other investing activities	(26)	(42)

Net cash provided by investing activities	319	1,144

(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended March 31,
(in millions)	2004	2003
Cash flows from financing activities
Net decrease in deposits	(537)	(1,017)
Net increase in federal funds purchased and securities under repurchase agreements	148	276
Net decrease in other funds borrowed	(20)	(34)
Net increase (decrease) in U.S. Treasury tax and loan demand notes	100	177
Net increase (decrease) in term federal funds purchased	37	(9)
Net increase (decrease) in commercial paper	(4)	1
Repayments of longer-term debt	(200)	(151)
Net proceeds from issuance of longer-term debt	298	—
Dividends paid on common stock	(68)	(56)
Proceeds from issuance of common stock	12	10
Repurchase of common stock	(148)	(28)

Net cash used in financing activities	(382)	(831)
Effect of foreign currency exchange rates	7	(1)

Change in cash and due from banks
Net increase in cash and due from banks	83	107
Cash and due from banks at beginning of period	2,602	2,728

Cash and due from banks at end of period	$2,685	$2,835

Supplemental disclosures
Interest paid	$94	$121
Net income taxes paid (a)	14	(1)

(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2004 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2003	$294	$1,901	$5,934	$26	$(4,453)	$3,702
Comprehensive results:
Net income	—	—	245	—	—	245
Other comprehensive results, net of tax	—	—	—	80	—	80

Total comprehensive results	—	—	245	80	—	325
Dividends on common stock at $.16 per share	—	—	(68)	—	—	(68)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Stock awards and options exercised	—	9	(16)	—	47	40
Repurchase of common stock	—	—	—	—	(148)	(148)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	2	2
Common stock issued under the 401(k) Retirement Saving Plan	—	—	—	—	8	8

Balance at March 31, 2004	$294	$1,910	$6,095	$106	$(4,539)	$3,866

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2002	$294	$1,886	$5,514	$41	$(4,340)	$3,395
Comprehensive results:
Net income	—	—	161	—	—	161
Other comprehensive results, net of tax	—	—	—	19	—	19

Total comprehensive results	—	—	161	19	—	180
Dividends on common stock at $.13 per share	—	—	(56)	—	—	(56)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	3	2
Stock awards and options exercised	—	1	(15)	—	30	16
Repurchase of common stock	—	—	—	—	(28)	(28)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	6	5
Common stock issued under the 401(k) Retirement Saving Plan	—	—	(1)	—	10	9

Balance at March 31, 2003	$294	$1,887	$5,601	$60	$(4,319)	$3,523

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation’s 2003 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

Stock options

The Corporation maintains several stock-based employee compensation plans, which are described in Note 24 in the Corporation’s 2003 Financial Annual Report. Prior to 2003, the Corporation accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective Jan. 1, 2003, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the first quarter of 2004, options totaling 545,713 shares were granted with a weighted-average fair value of $7.93 per share. Stock option expense was determined by using the Black-Scholes option pricing model and totaled $3 million after-tax in the first quarter of 2004, less than $1 million in the first quarter of 2003 and less than $1 million in the fourth quarter of 2003.

Pro forma cost of stock options

As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to all awards in each period. Awards under the Corporation’s plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards granted in prior periods.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1 — Basis of presentation and informational disclosures (continued)

Pro forma income from continuing operations	Quarter ended
(dollar amount in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003(a)
Income as reported	$244	$185	$166
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (b)	8	5	4
Deduct: Total stock-based employee compensation expense, using retroactive restatement method, determined under fair value based method for all awards, net of tax (b)	(14)	(13)	(13)

Pro forma income	$238	$177	$157

Earnings per share:
Basic - as reported	$.58	$.43	$.39
Basic - pro forma	$.56	$.42	$.37
Diluted - as reported	$.57	$.43	$.38
Diluted - pro forma	$.56	$.41	$.36

(a)	Income as reported, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.

(b)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $5 million, $4 million and $4 million for the first quarter of 2004, fourth quarter of 2003, and first quarter of 2003, respectively.

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options. The fair value of each stock option was estimated on the date of the grant using the following weighted-average assumptions for 2004 and 2003, respectively: (1) expected dividend yields of 1.9% and 2.1%; (2) risk-free interest rates of 3.3% and 3.4%; (3) expected volatility of 26% and 27%; and (4) expected lives of options of 5.5 years for both years.

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

Guarantees

At March 31, 2004, the Corporation had a liability of $7 million related to standby letters of credit issued or modified since Dec. 31, 2002. For details of guarantees, see “Other guarantees and indemnities” in the table on page 51, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 51 and

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1 — Basis of presentation and informational disclosures (continued)

52 as well as the Three Rivers Funding Corp. (TRFC) discussion below and on pages 12 and 52. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Pension and other postretirement benefits

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS 132 (revised 2003) requires interim period disclosures of the components of net periodic benefit cost (credit).

Net periodic benefit cost (credit)	Quarter ended
	March 31, 2004		Dec. 31, 2003		March 31, 2003
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$14	$—	$12	$—	$12	$—
Interest cost	20	1	19	1	19	1
Expected return on plan assets	(40)	—	(40)	—	(40)	—
Amortization of transition asset	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—
Recognized net actuarial (gain) loss	8	—	1	—	1	—

Net periodic benefit cost (credit)	$3	$2	$(7)	$2	$(7)	$2

Note 2 — FIN 46 Revised

In December 2003 the FASB issued Interpretation No. 46, (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46 Revised). This Interpretation addresses consolidation by business enterprises of VIEs. A VIE is a corporation, limited liability company, partnership, trust or other legal structure that is used to conduct activities or hold assets that, by design, cannot support its financial activities without additional subordinated financial support from other parties or whose equity investors, if any, do not have: (1) the ability to make decisions about its activities through voting or similar rights; (2) the obligation to absorb the expected losses of the entity or; (3) the right to receive the expected residual returns of the entity. An entity is also considered a VIE if its equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an equity investor with a disproportionately small voting interest. FIN 46 Revised requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity’s expected losses and/or residual returns.

Three Rivers Funding Corporation (TRFC)

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with TRFC, a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2 — FIN 46 Revised (continued)

statements of the Bank or the Corporation. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. The Bank operates as a referral agent and refers transactions to TRFC. The Bank provides all administrative services for TRFC. TRFC sold subordinated notes to an unrelated third party in 2003 and as a result of that sale the Corporation is not the primary beneficiary.

Every transaction in TRFC is structured to provide substantial loss protection and to minimize credit risk. Transactions are overcollateralized with customer receivables and structured to the equivalent of an investment grade credit rating before consideration of any liquidity or credit support by the Bank. By agreement, liquidity support is provided by the Bank up to the full amount of commercial paper outstanding. Such liquidity is provided through transaction specific funding agreements for individual sales of receivables from third parties. The Bank is obligated to provide liquidity support if collections on receivable pools are not sufficient to cover associated commercial paper that has matured and the receivables related to maturing commercial paper or proceeds from the issuance of commercial paper are insufficient to pay maturing commercial paper related to a specific third party seller (not the Bank). An obligation to make purchases under the funding agreements continues as long as TRFC is not bankrupt and the amount of the purchase does not exceed the available liquidity commitment. Liquidity support is also provided in the event of noncredit related operational reasons, or if there were to be a systemic issue with the commercial paper market that would prevent the rollover of commercial paper. Finally, the Bank has also provided a letter of credit for TRFC in support of the commercial paper issued. The maximum exposure for the letter of credit is the lesser of $400 million or 8% of the outstanding commercial paper. A drawing under the letter of credit would occur only after the first loss credit enhancement, provided by a third party seller (not the Bank), built into each transaction is completely exhausted and there are not sufficient funds available from the liquidity providers to repay maturing commercial paper. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 51. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments.

At March 31, 2004, TRFC’s receivables and commercial paper outstanding each totaled approximately $740 million compared with approximately $800 million at Dec. 31, 2003. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $60 million at March 31, 2004 compared with $67 million at Dec. 31, 2003. The Corporation’s maximum loss exposure related to TRFC is the full amount of the liquidity facility, or approximately $740 million, at March 31, 2004. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3 — Contingent and deferred consideration related to acquisitions

There were no acquisitions completed during the first quarter of 2004. Additional consideration of $3 million was paid during the first quarter including approximately $2 million paid with the Corporation’s common stock. The Corporation records contingent purchase payments when amounts are resolved and become issuable. At March 31, 2004, the Corporation was potentially obligated to pay contingent additional consideration of a minimum expected amount of approximately $20 million to a maximum expected amount of approximately $65 million for all acquisitions, over the next four years, depending on the performance of the acquired companies. None of the contingent additional consideration was recorded as goodwill at March 31, 2004. In addition, the Corporation is obligated to pay deferred consideration in equal annual installments of $12.5 million for a total of $50 million, for the Standish Mellon acquisition, the first of which was paid in the third quarter of 2003, leaving a remaining obligation of $37.5 million. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

The Corporation owns 70% of Mellon Brascan Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have exercised a “put” right which obligates a subsidiary of the Corporation to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and under administration, among other things. The Corporation and the minority interest owners currently disagree on the methodology of how to compute the purchase price and are in the process of submitting the dispute to binding arbitration. The Corporation offered $4 million for the remaining 30% of the company and the minority interest owners made an initial request of $42 million.

Note 4 — Discontinued operations

In the fourth quarter of 2003, the Corporation adopted discontinued operations accounting for the fixed income trading business of Mellon Investor Services, which was sold to Bonds Direct Securities LLC, a majority owned subsidiary of Jefferies Group, Inc., in December 2003. As part of the Corporation’s streamlining of the organizational structure of the HR&IS sector, it was decided that this business was no longer consistent with the sector’s strategic objectives. Securities and other assets not purchased by Bonds Direct Securities totaled $187 million at Dec. 31, 2003 and were all sold by March 31, 2004 at a pre-tax loss of less than $1 million.

In accordance with generally accepted accounting principles, reflected as discontinued operations in all income statements presented are the final results of the fixed income trading business as well as residual activity from the lines of business servicing retail consumer and small business/middle market customers that were exited in 2001 and 2002. All information in this Quarterly Report on Form 10-Q reflects continuing operations, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. Because the lines of business included in discontinued operations were discrete lines of business serving classes of customers no longer served by the Corporation’s continuing lines of business, the disposition of these businesses has no material impact on continuing operations going forward.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4 — Discontinued operations (continued)

After-tax gains of $1 million were recorded in the first quarter of 2004, fourth quarter of 2003 and the first quarter of 2003, primarily resulting from the favorable resolution of estimates made at the time of disposition of the discontinued businesses other than the fixed income trading business discussed above.

Income from discontinued operations	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Income (loss) from operations (net of tax (credit) expense of $-, $(1) and $-) (a)	$—	$(2)	$1
Net gain on disposals (net of tax expense of $1, $1, and $1)	1	1	1

Income (loss) from discontinued operations after-tax	$1	$(1)	$2

(a) Revenue from discontinued operations totaled $- million, $2 million and $5 million in the first quarter of 2004, the fourth quarter of 2003 and the first quarter of 2003, respectively.

Discontinued operations assets and liabilities (in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Trading account assets	$—	$155	$—
Other assets	—	32	—

Total assets	$—	$187	$—

Other borrowed funds	$—	$151	$—
Other liabilities	—	1	—

Total liabilities	$—	$152	$—

There were no derivatives used for risk management purposes for discontinued operations at March 31, 2004, Dec. 31, 2003 and March 31, 2003.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 — Securities

Securities	March 31, 2004				Dec. 31, 2003
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$410	$—	$—	$410	$471	$—	$—	$471
Other U.S. agency	404	1	—	405	5	1	—	6
Obligations of states and political subdivisions	543	16	1	558	547	13	3	557
Mortgage-backed securities:
Federal agencies	8,787	118	22	8,883	8,772	62	63	8,771
Other	1,245	4	2	1,247	743	2	3	742

Total mortgage-backed securities	10,032	122	24	10,130	9,515	64	66	9,513
Other	145	—	1	144	145	—	2	143

Total securities available for sale	$11,534	$139	$26	$11,647	$10,683	$78	$71	$10,690

Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$219	$9	$—	$228	$243	$11	$—	$254
Other	1	—	—	1	1	—	—	1

Total mortgage-backed securities	220	9	—	229	244	11	—	255
Stock of Federal Reserve Bank	53	—	—	53	53	—	—	53

Total investment securities	$273	$9	$—	$282	$297	$11	$—	$308

Note: There were no gross realized gains or losses on sales of securities available for sale in the first three months of 2004. Gross realized gains were $62 million and gross realized losses were less than $1 million on sales of securities available for sale in the full-year 2003. At March 31, 2004 and Dec. 31, 2003, there were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the quarter ended March 31, 2004. A goodwill impairment loss of $8 million was recorded on a small non-strategic business that the Corporation intends to exit.

Goodwill (in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	HR&IS	Treasury Services	Other Activity	Total
Balance at Dec. 31, 2003	$737	$242	$335	$275	$413	$192	$—	$2,194
Acquired goodwill	—	—	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—	(8)	(8)
Other (a)	13	—	2	—	(7)	—	8	16

Balance at March 31, 2004	$750	$242	$337	$275	$406	$192	$—	$2,202

(a)	Other changes in goodwill include the effect of foreign exchange rates on non-dollar denominated goodwill, purchase price adjustments and certain other reclassifications, as well as the reclassification of the goodwill of a small non-strategic business to the Other Activity sector.

Acquired intangible assets

Acquired intangible assets	March 31, 2004		Dec. 31, 2003
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization (a):
Customer base	$50	$(14)	$49	$(12)
Technology based	45	(11)	45	(10)
Premium on deposits	35	(25)	35	(24)
Other	12	(6)	12	(5)

Total subject to amortization	$142	$(56)	$141	$(51)

Not subject to amortization:
Investment management contractual relations	10	N/A	10	N/A

Total intangible assets	$152	$(56)	$151	$(51)

(a)	Includes the foreign exchange effects on non-dollar denominated intangible assets.

N/A - Not applicable.

Intangible assets are amortized over their estimated useful lives. During the first quarter of 2004, the gross carrying amount of intangible assets subject to amortization increased by $1 million due to the effect of foreign exchange rates. Amortization expense totaled $5 million in the first quarter of 2004, fourth quarter of 2003, and the first quarter of 2003. Based upon the current level of intangible assets, the annual amortization expense for the years 2004 through 2009 is expected to be approximately $18 million, $14 million, $14 million, $13 million, $11 million and $8 million, respectively. The after-tax impact of the annual amortization expense for the years 2004 through 2009 is expected to be approximately $15 million, $12 million, $12 million, $11 million, $9 million and $7 million, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Other assets

Other assets (in millions)	March 31, 2004		Dec. 31, 2003		March 31, 2003
Corporate-owned life insurance	$1,729		$1,699		$1,567
Receivables related to foreign exchange and derivative instruments (a)	1,013		1,117		1,399
Prepaid pension assets	1,017		1,010		963
Equity investments	626		663		635
Equity in joint ventures and other investments (b)	330		337		289
Other prepaid expenses	158		144		167
Receivables and other assets	985	(c)	951	(c)	800

Total other assets	$5,858		$5,921		$5,820

(a)	Mark to market gains and interest receivables on derivative instruments used for trading and risk management purposes after considering master netting agreements.

(b)	Relates to operating joint ventures and other investments including ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, various HR&IS joint ventures, and Banco Brascan.

(c)	Includes the Corporation’s $31 million ownership of the common capital securities of the statutory business trusts that were deconsolidated in accordance with FIN 46 Revised.

Note 8 — Preferred stock

The Corporation has authorized 50 million shares of preferred stock, none of which was issued at March 31, 2004, Dec. 31, 2003 or March 31, 2003.

Note 9 — Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Interest revenue
Interest and fees on loans (loan fees of $8, $7 and $8)	$65	$67	$81
Interest-bearing deposits with banks	16	17	14
Federal funds sold and securities under resale agreements	1	1	3
Other money market investments	1	1	1
Trading account securities	2	2	3
Securities - taxable	101	104	134
Securities - nontaxable	8	8	8
Other (a)	—	—	3

Total interest revenue	194	200	247

Interest expense
Deposits in domestic offices	14	14	21
Deposits in foreign offices	10	11	13
Federal funds purchased and securities under repurchase agreements	3	3	2
Other short-term borrowings	6	5	8
Notes and debentures	34	34	29
Junior subordinated debentures (b)	13	—	—
Trust-preferred securities (b)	—	13	20

Total interest expense	80	80	93

Net interest revenue	$114	$120	$154

(a)	Interest revenue earned for services provided to the Department of the Treasury in excess of the value of compensating balances during the period.

(b)	Trust-preferred securities were deconsolidated at Dec. 31, 2003.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 10 — Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the distinct set of customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions (HR&IS) and Treasury Services. Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, commission recapture, transfer agency, fund accounting and administration, Web-based investment management software and foreign exchange and derivative products. HR&IS provides consulting, outsourcing and administrative services to design, build and operate end-to-end solutions in human resources and shareholder services that leverage scalable operations and technology. Treasury Services includes global cash management, credit products for large corporations, insurance premium financing, commercial real estate lending, corporate finance, securities underwriting and trading, and the activities of Mellon 1st Business Bank, National Association, in California.

For details of business sectors, see the tables, through “Average Tier I preferred equity” on pages 35 and 36, and the first three paragraphs on pages 36 and 37, as well as the first four paragraphs in the Other Activity section on pages 45 and 46. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11 — Comprehensive results

Comprehensive results are defined as net income, as currently reported, as well as certain other items, as shown below, not currently included in the income statement.

Accumulated unrealized gain (loss), net of tax	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31 2003
Foreign currency translation adjustment, net of tax
Beginning balance	$44	$(28)	$(52)
Period change	14	72	6

Ending balance	$58	$44	$(46)

Minimum pension liability, net of tax
Beginning balance	$(25)	$(21)	$(21)
Period change	—	(4)	—

Ending balance	$(25)	$(25)	$(21)

Unrealized gain (loss) on assets available for sale, net of tax
Beginning balance	$7	$59	$121
Period change	66	(52)	9

Ending balance	$73	$7	$130

Unrealized gain (loss) on cash flow hedges, net of tax
Beginning balance	$—	$—	$(7)
Period change	—	—	4

Ending balance	$—	$—	$(3)

Total accumulated unrealized gain (loss), net of tax
Beginning balance	$26	$10	$41
Period change	80	16	19

Ending balance	$106	$26	$60

Note 12 — Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Items 2. and 3. - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk

Summary of financial results

Overview

For an overview of the Corporation’s businesses, products, strategy, long-term financial goals and factors that could influence the achievement of those goals, see pages 3 and 4 of the Corporation’s 2003 Financial Annual Report.

First quarter of 2004 compared with the first quarter of 2003 and the fourth quarter of 2003

Consolidated net income in the first quarter of 2004 totaled $245 million, or $.57 per share. This compares with $161 million, or $.37 per share, in the first quarter of 2003 and $184 million, or $.43 per share, in the fourth quarter of 2003.

First quarter 2004 income from continuing operations totaled $244 million, or $.57 per share. This compares with income from continuing operations of $166 million, or $.38 per share, before the cumulative effect of a change in accounting principle, in the first quarter of 2003 and $185 million, or $.43 per share, in the fourth quarter of 2003. Continuing operations returned 26.0% on equity in the first quarter of 2004 compared with 19.7% in the first quarter of 2003, and 20.4% in the fourth quarter of 2003.

The results from the first quarter of 2004 included a pre-tax gain of $93 million from the sale of approximately 35% of the Corporation’s indirect investment in Tokyo-based Shinsei Bank, as a result of its initial public offering, as discussed further on page 28. Partially offsetting the gain was a pre-tax charge of $19 million associated with a writedown of small non-strategic businesses that the Corporation intends to exit. Based on the current quarter’s effective tax rate of 32.5%, these items added approximately $.12 to the Corporation’s earnings per share in the first quarter of 2004. The results for the first quarter of 2003 include the $7 million, or $.01 per share, cumulative effect of accounting change, as discussed further on page 10.

In April 2004, the Corporation increased its quarterly common stock dividend by 13% to $.18 per common share. Over the past twelve months, the Corporation has increased its quarterly common stock dividend by 38%.

Discontinued operations - first quarter 2004, first quarter 2003 and fourth quarter 2003

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

Currency rate fluctuations, FTE presentation and unrounded numbers

The Corporation’s financial results, as well as its levels of assets under management, administration and custody, are impacted by the translation of financial results denominated in non-U.S. currencies to the U.S. dollar. The Corporation is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian dollar and the Euro. As the U.S dollar depreciates versus these currencies, the translation impact is a higher level of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody. Conversely, as the U.S. dollar appreciates, the translated levels of

Summary of financial results (continued)

net interest revenue, fee revenue, operating expense and assets managed, administered and under custody will be lower. At March 31, 2004 the U.S. dollar depreciated versus the currencies noted above when compared to March 31, 2003. The U.S. dollar depreciated versus the British Pound and appreciated versus the Canadian dollar and the Euro when compared to Dec. 31, 2003. Throughout this report the translation impact of foreign currencies will be referred to as “the effect of foreign exchange rates.”

Certain amounts are presented on a fully taxable equivalent (FTE) basis. The Corporation believes that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources and is consistent with industry standards. The adjustment to an FTE basis has no impact on net income. Throughout this report, all calculations are based on unrounded numbers.

Revenue overview

For an overview of the Corporation’s sources of revenue and the business sectors that generate the various types of revenue, see page 6 of the Corporation’s 2003 Financial Annual Report.

Noninterest revenue

Noninterest revenue	Quarter ended
(dollar amounts in millions, unless otherwise noted)	March 31, 2004		Dec. 31, 2003	March 31, 2003
Trust and investment fee revenue:
Investment management	$405		$413	$318
Human resources & investor solutions	233		230	240
Institutional trust and custody	133		132	109
Securities lending revenue	18		16	15

Total trust and investment fee revenue	789		791	682
Cash management revenue	78		83	72
Foreign exchange revenue	57		39	38
Other trading revenue	7		2	2
Financing-related revenue	35		41	32
Equity investment revenue	98		6	3
Other revenue	7		19	9

Total fee and other revenue	1,071		981	838
Gains on sales of securities	—		12	11

Total noninterest revenue	$1,071		$993	$849

Fee revenue as a percentage of fee and net interest revenue (FTE)	90	%(a)	89%	84%
Market value of assets under management at period-end (in billions)	$679		$657	$566
Market value of assets under administration or custody at period-end (in billions)	$2,944		$2,845	$2,300
S&P 500 Index - period-end	1126		1112	848
S&P 500 Index - daily average	1133		1056	861

(a)	Excluding the gain on the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank, fee revenue as a percentage of fee and net interest revenue (FTE) would have totaled 89%.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on the sales of securities.

Noninterest revenue (continued)

Fee revenue

Fee revenue of $1.071 billion in the first quarter of 2004 increased $233 million, or 28%, from $838 million in the first quarter of 2003. Fee revenue in the first quarter of 2004 included a pre-tax gain of $93 million from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank. The gain is included in equity investment revenue in the table above and discussed further on page 28. Excluding this gain, fee revenue increased 17% compared with the prior year period, primarily due to increases in trust and investment fee revenue, foreign exchange revenue and the effect of foreign exchange rates. The effect of foreign exchange rates accounted for $13 million of the increase in fee revenue in the first quarter of 2004 compared with the first quarter of 2003, and is primarily reflected in trust and investment fee revenue. Trust and investment fee revenue increased $107 million, or 16%, primarily due to improved equity markets, higher performance fees and higher institutional trust and custody revenue.

Fee revenue increased $90 million, or 9% (unannualized), in the first quarter of 2004 from $981 million in the fourth quarter of 2003. Excluding the Shinsei gain previously discussed, fee revenue decreased $3 million compared to the fourth quarter of 2003 primarily resulting from a $17 million decrease in performance fees (included in investment management revenue in the table on the previous page) and a $9 million decrease in merchant card fee revenue (included in other revenue in the table on the previous page), partially offset by higher foreign exchange revenue, higher investment management fee revenue (excluding performance fees) and the effect of foreign exchange rates. The effect of foreign exchange rates accounted for $5 million of the increase in fee revenue in the first quarter of 2004 compared with the fourth quarter of 2003, and primarily is reflected in trust and investment fee revenue.

Investment management fee revenue

Changes in market value of assets under management for first quarter 2004 - by Business Sector

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at Dec. 31, 2003	$445	(a)	$165	$47	$657
Net inflows (outflows):
Long-term	5		1	—	6
Money market	18		(3)	—	15

Total net inflows (outflows)	23		(2)	—	21
Net market appreciation (b)	7		—	—	7
Acquisitions/divestitures	(6)		—	—	(6)

Market value of assets under management at March 31, 2004	$469	(a)	$163	$47	$679

(a)	Includes securities lending assets advised by Institutional Asset Management of $55 billion and $64 billion at Dec. 31, 2003 and March 31, 2004, respectively. Revenue earned on these assets is reported in Securities lending revenue on the income statement and in the Asset Servicing sector.

(b)	Also includes the positive effect of foreign exchange rates.

Noninterest revenue (continued)

Changes in market value of assets under management from March 31, 2003 to March 31, 2004

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at March 31, 2003	$357	(a)	$169	$40	$566
Net inflows (outflows):
Long-term	25		2	(1)	26
Money market	31		(19)	—	12

Total net inflows (outflows)	56		(17)	(1)	38
Net market appreciation (b)	63		11	6	80
Acquisitions/divestitures	(7)		—	2	(5)

Market value of assets under management at March 31, 2004	$469	(a)	$163	$47	$679

(a)	Includes securities lending assets advised by Institutional Asset Management of $45 billion and $64 billion at March 31, 2003 and March 31, 2004, respectively. Revenue earned on these assets is reported in Securities lending revenue on the income statement and in the Asset Servicing sector.

(b)	Also includes the positive effect of foreign exchange rates.

Investment management fee revenue - by business sector	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Institutional Asset Management
Institutional and private clients	$144	$154	$79
Mutual funds	39	36	28

Total	183	190	107
Mutual Funds
Mutual funds	129	129	132
Institutional and private clients	9	8	6

Total	138	137	138
Private Wealth Management
Private clients	74	75	65
Mutual funds	—	1	—

Total	74	76	65
Human Resources & Investor Solutions
Mutual funds (a)	10	10	8

Total investment management fee revenue	$405	$413	$318

(a)	Earned from mutual fund investments in employee benefit plans administered in this sector.

Noninterest revenue (continued)

Investment management fee revenue - by product	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Managed mutual funds (a):
Equity funds	$74	$67	$51
Money market funds	58	62	73
Bond and fixed-income funds	34	35	35
Nonproprietary	12	12	9

Total managed mutual funds	178	176	168
Institutional and private clients fee revenue	227	237	150

Total investment management fee revenue	$405	$413	$318

(a)	Net of mutual fund fees waived and fund expense reimbursements of $10 million in each quarter presented in the table above.

Investment management fee revenue is dependent on the overall level and mix of assets under management and the management fees charged for managing those assets. The Corporation estimates that a sustained (one-year) 100-point change in the Standard & Poor’s (S&P) 500 Index, when applied to the Corporation’s mix of assets under management, would result in a change of approximately $40 million to $50 million annually in investment management fees, excluding performance fees. For any given quarterly reporting period, the actual impact may vary from what might be estimated using that sensitivity, since Institutional Asset Management records investment management revenue based on quarter-end asset under management levels, Mutual Funds based on daily asset under management levels and Private Wealth Management based on prior months’ asset under management levels. The actual impact will also vary with changes in asset mix, the timing of flows, the relationship of other benchmarks used versus the S&P 500 Index and other factors. It should also be noted that there is a corresponding change in incentive expense with a change in investment management fees. The relevant changes in the S&P 500 Index for the first quarter of 2004 compared with prior quarters are as follows.

S&P 500 Index	Quarter ended			March 31, 2004 compared with
	March 31, 2004	Dec. 31, 2003	March 31, 2003	Dec. 31, 2003		March 31, 2003
				Index	Percentage	Index	Percentage
Period-end	1126	1112	848	14	1.3%	278	32.8%
Daily average	1133	1056	861	77	7.2%	272	31.6%

Investment management revenue in the first quarter of 2004 increased $87 million, or 28%, compared with the first quarter of 2003 and decreased $8 million, or 2% (unannualized), compared with the fourth quarter of 2003. The increase compared with the first quarter of 2003 resulted from a $39 million increase in performance fees, improved equity markets, net inflows and the effect of foreign exchange rates. The decrease compared with the fourth quarter of 2003 resulted from a $17 million decrease in performance fees partially offset by an increase in institutional and private client revenue in the Institutional Asset Management sector reflecting improved equity markets, net inflows and the effect of foreign exchange rates. Performance fees are earned by investment managers when the investment performance of their products exceeds various benchmarks. Performance fees totaled $39 million in the first quarter of 2004 compared with less than $1 million in the first quarter of 2003 and $56 million in the fourth quarter of 2003, and are included in institutional investment management fees.

The largest category of investment management fees are from mutual funds. Managed mutual fund fees totaled $178 million in the first quarter of 2004, an increase of $10 million, or 6%, compared with the first

Noninterest revenue (continued)

quarter of 2003 and an increase of $2 million, or 2%, compared with the fourth quarter of 2003, as the positive effect of improved equity markets on equity mutual funds more than offset the effect of a lower average level of managed money market funds. Mutual fund management fees are based upon the daily average net assets of each fund. The average net assets of proprietary mutual funds managed decreased $12 billion in the first quarter of 2004 compared with the first quarter of 2003 and decreased $1 billion compared with the fourth quarter of 2003. The decreases resulted from outflows of institutional money market funds partially offset by equity market appreciation and net equity inflows.

Average assets of proprietary mutual funds	Quarter ended
(in billions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Equity funds	$48	$44	$34
Money market funds	96	101	121
Bond and fixed income funds	25	25	26

Total average proprietary mutual fund assets managed	$169	$170	$181

In the first quarter of 2004, total proprietary managed mutual funds generated 40 basis points, on an annualized basis, compared with 36 basis points in the first quarter of 2003 and 38 basis points in the fourth quarter of 2003. For the first quarter of 2004, the first quarter of 2003 and the fourth quarter of 2003, the Corporation generated, on an annualized basis, 62, 60 and 61 basis points of investment management fees on average equity mutual funds; 24, 25 and 24 basis points on average proprietary money market funds; and 56, 55 and 54 basis points on average proprietary bond and fixed income funds, respectively.

As shown in the following table, the market value of assets under management was $679 billion at March 31, 2004, a $22 billion, or 3% (unannualized), increase from $657 billion at Dec. 31, 2003, and a $113 billion, or 20%, increase from $566 billion at March 31, 2003. The $679 billion of assets managed were comprised as follows: 36% equities; 24% money market; 20% fixed income; 11% securities lending cash collateral; and 9% overlay and global fixed-income products.

Market value of assets under management at period-end
(in billions)	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
Mutual funds managed:
Equity funds	$49	$47	$41	$38	$33
Money market funds	96	99	105	117	115
Bond and fixed-income funds	24	25	26	27	27
Nonproprietary	31	26	24	21	18

Total mutual funds managed	200	197	196	203	193
Institutional and private client assets under management (a)	479	460	429	409	373

Total market value of assets under management	$679	$657	$625	$612	$566
S&P 500 Index - period-end	1126	1112	996	975	848
S&P 500 Index - daily average	1133	1056	1000	938	861

(a)	Includes assets managed at Pareto Partners of $40 billion at March 31, 2004; $40 billion at Dec. 31, 2003; $37 billion at Sept. 30, 2003; $35 billion at June 30, 2003; and $30 billion at March 31, 2003. The Corporation has a 30% equity interest in Pareto Partners, which is accounted for under the equity method of accounting.

Noninterest revenue (continued)

Human resources & investor solutions (HR&IS) fee revenue

HR&IS fee revenue generated from consulting, outsourcing and investor services totaled $233 million in the first quarter of 2004, a decrease of $7 million, or 3%, from the first quarter of 2003, and an increase of $3 million, or 1% (unannualized), from the fourth quarter of 2003. The decrease compared with the first quarter of 2003 primarily resulted from lower outsourcing and consulting revenue. The increase compared with the fourth quarter of 2003 primarily resulted from higher consulting and investor services revenue. See the discussion on page 43 of the businesses in this sector and the factors that drive the performance of those businesses.

Institutional trust and custody revenue

Institutional trust and custody fees are dependent on a number of factors including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided, such as performance analytics. It also includes professional and license fees for software products offered by Eagle Investment Systems which are dependent on discretionary spending decisions by investment managers. Institutional trust and custody revenue increased $24 million, or 21%, in the first quarter of 2004 compared with the first quarter of 2003 and increased $1 million, or 1% (unannualized), compared to the fourth quarter of 2003. The increases were primarily due to higher assets under custody due to the impact of net new business, equity market appreciation and the effect of foreign exchange rates.

As shown in the following table, assets under administration or custody totaled $2.944 trillion at March 31, 2004, an increase of $99 billion, or 3% (unannualized), compared with $2.845 trillion at Dec. 31, 2003 and an increase of $644 billion, or 28%, compared with $2.300 trillion at March 31, 2003. The increases compared with the prior periods resulted from net new business, market appreciation and the effect of foreign exchange rates.

Market value of assets under administration or custody at period-end
(in billions)	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
Market value of assets under administration or custody (a)(b)	$2,944	$2,845	$2,611	$2,510	$2,300
S&P 500 Index - period-end	1126	1112	996	975	848

(a)	Includes $442 billion of assets at March 31, 2004; $439 billion at Dec. 31, 2003; $390 billion of at Sept. 30, 2003; $382 billion at June 30, 2003; and $327 billion at March 31, 2003, under administration or custody by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce. The market rate of exchange at the close of business was $.7607, $.7750 $.7409, $.7373, and $.6790 at March 31, 2004, Dec. 31, 2003, Sept. 30, 2003, June 30, 2003, and March 31, 2003, respectively, for one Canadian dollar.

(b)	Assets under administration or custody by ABN AMRO Mellon Global Securities Services B.V., a joint venture of the Corporation and ABN AMRO, included in the table above, were $312 billion at March 31, 2004; $299 billion at Dec. 31, 2003; $272 billion at Sept. 30, 2003; $262 billion at June 30, 2003; and $218 billion at March 31, 2003. The market rate of exchange at the close of business was $1.2313, $1.2610, $1.1669, $1.1496, and $1.0911 at March 31, 2004, Dec. 31, 2003, Sept. 30, 2003, June 30, 2003, and March 31, 2003, respectively, for one Euro.

Noninterest revenue (continued)

Securities lending revenue

Securities lending revenue totaled $18 million in the first quarter of 2004 compared with $15 million in the first quarter of 2003 and $16 million in the fourth quarter of 2003. Revenue in the first quarter of 2004 was impacted by increased volumes and management fees in 2004, partially offset by lower spreads. The average level of securities on loan totaled $83 billion in the first quarter of 2004 compared with $55 billion in the first quarter of 2003 and $73 billion in the fourth quarter of 2003.

Cash management revenue

Cash management fee revenue of $78 million in the first quarter of 2004 increased $6 million compared with the first quarter of 2003 and decreased $5 million compared with the fourth quarter of 2003. The increase compared with the first quarter 2003 resulted from a change in the manner in which the Corporation was paid for certain cash management and merchant card services by the Department of the Treasury, a major cash management customer, beginning in mid-July 2003. This revenue, which totaled $9 million in the first quarter of 2004, previously would have been recorded as net interest revenue, because it was paid via compensating balance earnings. The decrease in cash management fee revenue, excluding the impact of this classification change, compared to the first quarter of 2003 was primarily due to lower volumes.

Foreign exchange revenue

Foreign exchange revenue totaled $57 million in the first quarter of 2004, a $19 million, or 48%, increase compared with the first quarter of 2003 and an $18 million, or 46% (unannualized), increase compared with the fourth quarter of 2003, primarily due to higher market volatility and related increases in foreign exchange transactions with clients.

Other trading revenue

Other trading revenue, which includes securities trading revenue and the fair market value adjustments of credit default swaps, totaled $7 million in the first quarter of 2004, a $5 million increase compared with both the first quarter of 2003 and fourth quarter of 2003. The first quarter of 2004 included a gain of less than $1 million, while the first quarter of 2003 included a loss of less than $1 million and the fourth quarter of 2003 included a loss of $5 million resulting from the fair market value adjustments of credit default swaps. These instruments act as an economic hedge of credit risk on certain large corporate loans and unfunded commitments.

Financing-related revenue

Financing-related revenue, which primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on securitizations, loan sales and lease residuals; and returns from corporate-owned life insurance, totaled $35 million in the first quarter of 2004, an increase of $3 million compared with the first quarter of 2003 and a decrease of $6 million compared with the fourth quarter of 2003. The decrease compared with the fourth quarter of 2003 primarily reflects lower gains on lease residuals.

Equity investment revenue

Equity investment revenue includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from

Noninterest revenue (continued)

certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments. The following table shows the components of equity investment revenue.

Equity investment revenue - gain (loss)	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Venture capital activity - realized and unrealized gain (loss):
Private and publicly held direct investments	$4	$(5)	$11
Third party indirect funds	(3)	8	(10)

Total venture capital activity	1	3	1
Equity income and gains on the sale of other equity investments	97	3	2

Total equity investment revenue	$98	$6	$3

Equity income and gains on the sale of other equity investments in the first quarter of 2004 of $97 million includes the $93 million gain on the sale of a portion of the Shinsei Bank non-venture capital indirect investment. The Corporation is a partner in two partnerships that hold an indirect investment in Tokyo-based Shinsei Bank, Limited, which conducted an initial public offering on Feb. 19, 2004. Approximately 35% of the common stock held by the two partnerships was disposed of during the first quarter of 2004 resulting in a gain of $93 million for the Corporation. The Corporation’s remaining book value of this investment is $52 million.

Excluding the Shinsei gain, equity investment revenue totaled $5 million in the first quarter of 2004, compared with $3 million in the first quarter of 2003 and $6 million in the fourth quarter of 2003. Net gains from venture capital activities totaled $1 million in the first quarter of 2004, a net gain of $1 million in the first quarter of 2003 and a net gain of $3 million in the fourth quarter of 2003. Equity income from certain other non-venture capital investments accounted for under the equity method of accounting, and gains from other equity investments totaled a gain of $4 million in the first quarter of 2004 compared with a gain of $2 million in the first quarter of 2003 and a gain of $3 million in the fourth quarter of 2003.

See pages 61 and 62 of the Corporation’s 2003 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of the venture capital investments. At both March 31, 2004 and Dec. 31, 2003, approximately 60% of the direct investment portfolio was rated as “superior” or “meets expectations,” the two best ratings. However, changing economic conditions and broader equity markets could result in valuation changes in the future. See the table on page 47 of this report for the first quarter 2004 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Other revenue

Other revenue totaled $7 million in the first quarter of 2004, compared with $9 million in the first quarter of 2003 and $19 million in the fourth quarter of 2003. Other revenue includes revenue from merchant card services that was reclassified from cash management services in the fourth quarter of 2003. Merchant card revenue totaled $7 million, $3 million, and $16 million in the first quarter of 2004, first quarter of 2003 and fourth quarter of 2003, respectively. The decrease in merchant card revenue compared with the fourth quarter of 2003 primarily resulted from the decision by the Bureau of Public Debt to discontinue allowing U.S. Savings Bonds to be purchased with credit/debit cards via the Internet, which resulted in no fee revenue being generated from this program in the first quarter of 2004 compared with $8 million of fee revenue in

Noninterest revenue (continued)

the fourth quarter of 2003. Other revenue in the first quarter of 2003 was not materially impacted by the U.S. Savings Bonds merchant card program, as net interest revenue was recorded prior to the mid-July 2003 change in the manner in which the Department of the Treasury pays for its services.

Gross joint venture fee revenue (supplemental information)

The Corporation accounts for its interests in joint ventures under the equity method of accounting, with its share of the equity income from all joint ventures of $9 million, $5 million and $9 million, in the first quarter of 2004, first quarter of 2003 and fourth quarter of 2003, respectively, recorded primarily as trust and investment fee revenue. The Corporation’s portions of gross joint venture fee revenue and expenses are not included in the Corporation’s reported fee revenue and operating expense. The following table presents, for informational purposes, the components of gross joint venture fee revenue and the trend of revenue growth for the Corporation’s 50% owned joint ventures that are part of the Asset Servicing sector.

Gross joint venture fee revenue (a)	Quarter ended
(in millions,)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Trust and investment gross joint venture fee revenue	$76	$72	$65
Foreign exchange gross joint venture fee revenue	12	9	5

Total gross joint venture fee revenue	$88	$81	$70

(a)	The 50% owned joint ventures are ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company and Russell/Mellon Analytical Services, which are part of the Asset Servicing sector.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $118 million in the first quarter of 2004, a decrease of $40 million compared with $158 million in the first quarter of 2003 and a decrease of $6 million compared with $124 million in the fourth quarter of 2003. The net interest margin was 2.17% in the first quarter of 2004, down 58 basis points compared with 2.75% in the first quarter of 2003 and down 13 basis points compared with 2.30% in the fourth quarter of 2003. The decrease in net interest revenue compared with the first quarter of 2003 resulted in part from the mid-July 2003 change in the manner in which the Department of the Treasury is paying for certain cash management and merchant card services, as well as a lower level of interest-earning assets resulting from the sales and prepayment of higher coupon mortgage-backed securities and the continued reduction in large corporate loans. The revenue from the Department of the Treasury, which totaled $13 million in the first quarter of 2004, was recorded as cash management fee revenue ($9 million) and other revenue ($4 million). Excluding the revenue earned from the Department of the Treasury, net interest revenue would have been $139 million for the quarter ended March 31, 2003.

The decrease in net interest revenue compared with the fourth quarter of 2003 primarily resulted from the sales and prepayments in 2003 of higher coupon mortgage-backed securities as a result of the lower interest rate environment as well as the Corporation’s decision to re-invest in shorter duration or floating rate securities given expectations for higher interest rates later in 2004.

The Corporation has narrowed its strategic focus in recent years, which has resulted in a different mix of businesses and a smaller balance sheet. As a consequence, the Corporation has reduced, and will seek to continue to reduce, credit availability to the corporate and institutional marketplace. For the remainder of 2004, quarterly net interest income is expected to be relatively stable from the first quarter of 2004 level of $118 million, on a fully taxable equivalent basis, allowing for seasonal variations and tactical investment decisions.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	March 31, 2004		Dec. 31, 2003		March 31, 2003
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,319	2.73%	$2,665	2.52%	$1,968	2.79%
Federal funds sold and securities under resale agreements	469	1.05	447	1.06	1,010	1.30
Other money market investments	198	1.55	158	1.91	144	1.60
Trading account securities	356	2.47	622	4.03	814	4.26
Securities:
U.S. Treasury and agency securities (a)	9,305	3.66	9,274	3.84	9,805	4.52
Obligations of states and political subdivisions (a)	543	7.35	556	6.86	505	6.98
Other (a)	1,124	6.45	689	9.86	1,253	8.82
Loans, net of unearned discount	7,489	3.51	7,276	3.62	8,212	4.00

Total interest-earning assets (b)	21,803	3.65	21,687	3.81	23,711	4.37
Cash and due from banks	2,503		2,233		2,323
Premises and equipment	670		674		704
Other assets	8,308		8,005		8,468
Reserve for loan losses	(103)		(108)		(131)

Total assets	$33,181		$32,491		$35,075

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$9,198	0.54%	$8,710	0.49%	$7,554	0.98%
Savings certificates	240	2.19	237	2.23	237	2.31
Other time deposits	310	1.29	308	1.32	369	1.75
Deposits in foreign offices	4,865	0.83	4,460	1.03	3,634	1.40

Total interest-bearing deposits	14,613	0.68	13,715	0.71	11,794	1.16
Federal funds purchased and securities under repurchase agreements	1,476	0.83	1,678	0.82	983	0.90
U.S. Treasury tax and loan demand notes	414	0.88	379	0.88	250	1.23
Commercial paper	25	0.80	12	0.52	26	0.77
Other funds borrowed	244	7.81	497	7.00	646	6.24
Notes and debentures (with original maturities over one year)	4,196	3.25	4,243	3.12	4,428	2.67 (d)
Junior subordinated debentures (c)	1,026	5.19	—	—	—	—
Trust-preferred securities (c)	—	—	991	5.07	1,009	7.93 (d)

Total interest-bearing liabilities	21,994	1.47	21,515	1.54	19,136	2.03
Total noninterest-bearing deposits	4,614		4,663		9,582
Other liabilities (a)	2,831		2,719		3,060

Total liabilities	29,439		28,897		31,778
Shareholders’ equity (a)	3,742		3,594		3,297

Total liabilities and shareholders’ equity	$33,181		$32,491		$35,075

Rates
Yield on total interest-earning assets		3.65%		3.81%		4.37%
Cost of funds supporting interest-earning assets		1.48		1.51		1.62

Net interest margin (e):
Taxable equivalent basis		2.17%		2.30%		2.75%
Without taxable equivalent increments		2.09		2.23		2.69

(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115.

(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 9 on page 17.

(c)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. Beginning in the first quarter of 2004, averages are reflected as junior subordinated debentures.

(d)	In the second quarter of 2003, the Corporation began to include hedge results with trust-preferred securities, which previously had been included with notes and debentures. The average rate paid on trust-preferred securities, including the hedge results, would have been 5.19% for the first quarter of 2003, while the rate paid on notes and debentures, excluding the hedge results, would have been 3.29% for the first quarter of 2003.

(e)	Calculated on a continuing operations basis for the impact of the sale of the fixed income trading business even though the prior period balance sheet is not restated for discontinued operations in accordance with generally accepted accounting principles.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

Operating expense	Quarter ended
(dollar amounts in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Staff expense:
Compensation	$316	$327	$326
Incentive (a)	105	117	64
Employee benefits	74	58	59

Total staff expense	$495	$502	$449
Professional, legal and other purchased services	104	117	92
Net occupancy expense	68	68	64
Equipment expense	54	58	54
Business development	25	30	25
Communications expense	28	26	27
Amortization of intangible assets	5	5	5
Other expense	52	37	38

Total operating expense	$831	$843	$754

Employees at period-end	20,500	20,900	22,200

(a)	Effective Jan. 1, 2003, the Corporation began recording an expense for the estimated fair value of stock options using the prospective method under transitional guidance provided in Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Stock option expense totaled approximately $4 million in the first quarter of 2004, approximately $1 million in the fourth quarter of 2003 and less than $1 million in the first quarter of 2003. See Note 1 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.

Staff expense - first quarter 2004 compared with first quarter 2003

Given the Corporation’s mix of fee based businesses, the largest category of operating expense is staff expense which comprised approximately 60% of total operating expense in the first quarter of 2004. The largest component of staff expense is compensation which includes base salary expense, which is primarily driven by headcount, the cost of temporaries and overtime and any severance expense incurred by the Corporation. Incentive expense represents additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals, as well as the cost of stock options, which totaled $4 million in the first quarter of 2004. Employee benefits expense primarily includes the cost of the Corporation’s employee benefits plans for health and welfare benefits, payroll taxes and retirement benefits.

Staff expense in the first quarter of 2004 totaled $495 million, an increase of $46 million, or 10%, compared with the first quarter of 2003. This increase was due to a $41 million increase in incentive expense primarily resulting from a higher level of performance fees and fee-based business growth and a $4 million increase in stock option expense, a $15 million increase in employee benefits expense and the effect of foreign exchange rates partially offset by a $10 million reduction in compensation expense. Employee benefits expense included $3 million of pension expense in the first quarter of 2004 compared with a $7 million pension credit in the first quarter of 2003. Base compensation expense, which excludes the impact of severance expense, was $8 million lower compared with the first quarter of 2003 reflecting a reduction in headcount of approximately 1,700, the impact of which more than offset the $4 million of merit increases granted in the third quarter of 2003 and the effect of foreign exchange rates. Severance expense totaled $1 million in the first quarter of 2004 compared with $3 million in the first quarter of 2003. Severance expense of $54 million was recorded in 2003 for the planned reduction of approximately 2,100 positions.

Operating expense (continued)

The Corporation has utilized approximately $36 million of the severance accrual recorded, with the balance of the liability expected to be used by Dec. 31, 2004.

Other expenses - first quarter 2004 compared with first quarter 2003

Other expenses include certain expenses that vary with the levels of business activity, productivity initiatives undertaken, changes in business strategy, and changes in the mix of business, among other things. These expenses include professional, legal and other purchased services; business development (travel, entertainment and advertising); communications expense (telecommunications, postage and delivery); and other expenses (government assessments, personnel related, forms and supplies, clerical errors, etc.). These expenses totaled $336 million in the first quarter of 2004, a $31 million, or 10%, increase compared with the first quarter of 2003. The first quarter of 2004 included a charge of $19 million, included in Other expense in the table above, associated with a writedown of small non-strategic businesses that the Corporation intends to exit. These businesses are part of the Corporation’s Other Activity sector and are no longer part of the Corporation’s Core Business sectors. Excluding these expenses, other expenses increased $12 million, or 4%, primarily due to higher professional, legal and other purchased services in support of business growth, partially offset by lower interchange expenses discussed below, and the effect of foreign exchange rates. The increase due to the effect of foreign exchange rates accounted for $12 million of the increase in total operating expense in the first quarter of 2004 compared with the first quarter of 2003, including $6 million in staff expense.

Staff expense - first quarter 2004 compared with fourth quarter 2003

Staff expense in the first quarter of 2004 decreased $7 million, or 1% (unannualized), compared with the fourth quarter of 2003, primarily due to: a $12 million decrease in incentive expense resulting from a lower level of performance fees partially offset by a $3 million increase in stock option expense; an $11 million reduction in compensation expense primarily resulting from lower severance expense, partially offset by a $16 million increase in employee benefits expense and the effect of foreign exchange rates. Base compensation expense decreased $1 million in the first quarter of 2004 compared with the fourth quarter of 2003. Severance expense totaled $1 million in the first quarter of 2004 compared with $11 million in the fourth quarter of 2003. Employee benefits expense included $3 million of pension expense in the first quarter of 2004 compared with a $7 million pension credit in the fourth quarter of 2003.

Other expenses - first quarter 2004 compared with fourth quarter 2003

Other expenses in the first quarter of 2004 totaled $336 million, a decrease of $5 million compared with the fourth quarter of 2003. Excluding the $19 million charge, other expenses decreased 7% (unannualized) primarily due to lower professional, legal and other purchased services, lower equipment expense and lower travel and entertainment expense partially offset by the effect of foreign exchange rates. As discussed in Other revenue on pages 28 and 29, the termination of the U.S. Savings Bonds merchant card program is resulting in a reduction of interchange expenses in 2004, reported in professional, legal and other purchased services in the table above. There were no such expenses in the first quarter of 2004. These expenses totaled $8 million in the fourth quarter of 2003 and $6 million in the first quarter of 2003. The increase in total operating expenses due to foreign exchange rates was approximately $5 million compared with the fourth quarter of 2003, including $2 million in staff expense.

Operating expense (continued)

The Corporation expects to record an occupancy expense charge of approximately $20 to $25 million in the second quarter of 2004 for space planned to be vacated in the second quarter of 2004 related to the consolidation of nine leased locations to the new Mellon Financial Centre in London. This is the estimated total cost of vacating those locations.

Income taxes

The provision for income taxes from continuing operations totaled $117 million in the first quarter of 2004 compared with $79 million in the first quarter of 2003 and $85 million in the fourth quarter of 2003. The Corporation’s effective tax rate on income from continuing operations was approximately 32.5% for the first quarter of 2004, compared with approximately 31.5% for the full-year 2003. The effective tax rate was lower than the federal statutory rate of 35% in the first quarter of 2004 primarily due to tax exempt income and, to a lesser extent, the reversal of tax reserves upon completion of certain examinations related to previous years’ tax filings and joint ventures recorded on an equity basis net of tax. The effective tax rate was lower than the federal statutory rate for the full-year 2003 primarily due to tax exempt income and, to a lesser extent, the favorable resolution of certain state income tax issues and joint ventures recorded on an equity basis net of tax. It is currently anticipated that the effective rate will approximate 32.5% for the remainder of the year.

Business sectors

Quarterly data	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
(dollar amounts in millions, averages in billions; presented on an FTE basis)	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03
Revenue:
Trust and investment fee revenue	$205	$215	$122	$122	$124	$124	$78	$80	$70	$405	$419	$316
Other fee revenue	10	6	4	(1)	1	—	4	4	3	13	11	7
Net interest revenue (expense)	(4)	(4)	(4)	(1)	(1)	(2)	52	51	58	47	46	52

Total revenue	211	217	122	120	124	122	134	135	131	465	476	375
Credit quality expense	—	—	—	—	—	—	—	1	—	—	1	—
Operating expense	144	159	114	77	84	77	77	76	68	298	319	259

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	67	58	8	43	40	45	57	58	63	167	156	116
Income taxes (benefits)	24	20	3	15	14	16	20	21	22	59	55	41

Income (loss) from continuing operations before cumulative effect of accounting change	43	38	5	28	26	29	37	37	41	108	101	75
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	—	—	—

Income from continuing operations	43	38	5	28	26	29	37	37	41	108	101	75
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$43	$38	$5	$28	$26	$29	$37	$37	$41	$108	$101	$75

Average loans	$—	$—	$—	$—	$—	$—	$3.3	$3.1	$2.7	$3.3	$3.1	$2.7
Average assets (b)	$1.5	$1.4	$1.4	$0.5	$0.6	$0.7	$6.0	$5.6	$5.4	$8.0	$7.6	$7.5
Average deposits	$—	$—	$—	$—	$—	$—	$5.0	$4.7	$4.6	$5.0	$4.7	$4.6
Average common equity	$0.6	$0.5	$0.5	$0.2	$0.2	$0.2	$0.5	$0.5	$0.4	$1.3	$1.2	$1.1
Average Tier I preferred equity	$0.3	$0.3	$0.3	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2	$0.6	$0.6	$0.6

Return on common equity (c)(d)	30%	30%	4%	51%	44%	51%	31%	34%	39%	34%	34%	27%
Pre-tax operating margin (c)	31%	27%	6%	36%	32%	37%	43%	43%	48%	36%	33%	31%
Percentage of core sector revenue	20%	20%	12%	11%	11%	13%	12%	13%	13%	43%	44%	38%
Percentage of core sector income before taxes	22%	22%	3%	14%	15%	18%	19%	22%	26%	55%	59%	47%

Quarterly data	Asset Servicing			Human Resources & Investor Solutions			Treasury Services			Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03
Revenue:
Trust and investment fee revenue	$138	$130	$116	$242	$240	$248	$2	$3	$2	$382	$373	$366
Other fee revenue	44	30	33	—	—	—	92	93	87	136	123	120
Net interest revenue (expense)	14	18	20	4	5	(4)	81	85	109	99	108	125

Total revenue	196	178	169	246	245	244	175	181	198	617	604	611
Credit quality expense	—	—	—	—	—	—	—	1	4	—	1	4
Operating expense	145	147	128	230	237	243	104	109	106	479	493	477

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	51	31	41	16	8	1	71	71	88	138	110	130
Income taxes (benefits)	18	11	15	6	3	—	25	25	31	49	39	46

Income (loss) from continuing operations before cumulative effect of accounting change	33	20	26	10	5	1	46	46	57	89	71	84
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	—	—	—

Income from continuing operations	33	20	26	10	5	1	46	46	57	89	71	84
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$33	$20	$26	$10	$5	$1	$46	$46	$57	$89	$71	$84

Average loans	$0.1	$—	$—	$—	$—	$—	$3.1	$3.1	$4.0	$3.2	$3.1	$4.0
Average assets (b)	$7.1	$6.2	$5.4	$1.4	$1.8	$1.7	$9.0	$9.1	$14.1	$17.5	$17.1	$21.2
Average deposits	$5.5	$4.6	$3.5	$0.7	$0.6	$0.1	$7.4	$7.6	$12.3	$13.6	$12.8	$15.9
Average common equity	$0.6	$0.6	$0.5	$0.4	$0.4	$0.4	$1.0	$1.0	$1.2	$2.0	$2.0	$2.1
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2	$0.1	$0.1	$0.1	$0.4	$0.4	$0.4

Return on common equity (c)(d)	22%	13%	21%	11%	4%	1%	18%	18%	19%	18%	14%	16%
Pre-tax operating margin (c)	26%	18%	25%	7%	3%	—%	41%	39%	45%	22%	18%	21%
Percentage of core sector revenue	18%	16%	17%	23%	23%	25%	16%	17%	20%	57%	56%	62%
Percentage of core sector income before taxes	17%	12%	17%	5%	3%	—%	23%	26%	36%	45%	41%	53%

(a)	Income from discontinued operations for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively, and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.

(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.

(c)	On a continuing operations basis.

(d)	Return on common equity is annualized.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data	Total Core Sectors			Other Activity			Consolidated Results
(dollar amounts in millions, averages in billions; presented on an FTE basis)	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03	1Q04	4Q03	1Q03
Revenue:
Trust and investment fee revenue	$787	$792	$682	$2	$(1)	$—	$789	$791	$682
Other fee revenue (a)	149	134	127	145	80	49	294	214	176
Net interest revenue (expense) (b)	146	154	177	(28)	(30)	(19)	118	124	158

Total revenue	1,082	1,080	986	119	49	30	1,201	1,129	1,016
Credit quality expense	—	2	4	(7)	(2)	—	(7)	—	4
Operating expense	777	812	736	54	31	18	831	843	754

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	305	266	246	72	20	12	377	286	258
Income taxes (benefits) (c)	108	94	87	25	7	5	133	101	92

Income (loss) from continuing operations before cumulative effect of accounting change	197	172	159	47	13	7	244	185	166
Cumulative effect of accounting change (d)	—	—	—	—	—	(7)	—	—	(7)

Income from continuing operations	197	172	159	47	13	—	244	185	159
Income from discontinued operations after-tax (d)	—	—	—	—	—	—	1	(1)	2

Net income (loss)	$197	$172	$159	$47	$13	$—	$245	$184	$161

Average loans	$6.5	$6.2	$6.7	$1.0	$1.1	$1.5	$7.5	$7.3	$8.2
Average assets (e)	$25.5	$24.7	$28.7	$7.7	$7.5	$6.1	$33.2	$32.5	$35.3
Average deposits	$18.6	$17.5	$20.5	$0.6	$0.9	$0.9	$19.2	$18.4	$21.4
Average common equity	$3.3	$3.2	$3.2	$0.5	$0.4	$0.2	$3.8	$3.6	$3.4
Average Tier I preferred equity	$1.0	$1.0	$1.0	$—	$—	$—	$1.0	$1.0	$1.0

Return on common equity (f)(g)	24%	21%	20%	N/M	N/M	N/M	26%	20%	20	%(h)
Pre-tax operating margin (f)	28%	25%	25%	N/M	N/M	N/M	31%	25%	25%

(a)	Consolidated results include FTE impact of $12 million, $12 million and $9 million for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively.

(b)	Consolidated results include FTE impact of $4 million, $4 million and $4 million for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively.

(c)	Consolidated results include FTE impact of $16 million, $16 million and $13 million for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively.

(d)	Income from discontinued operations for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively, and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.

(e)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million, $.3 million and $.5 million for the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, respectively.

(f)	On a continuing operations basis.

(g)	Return on common equity is annualized.

(h)	Ratio is before the cumulative effect of a change in accounting principle.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

N/M — Not meaningful

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two distinct major classes of customers—corporations and institutions and high net worth individuals. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors and divided into two overall reportable groups — Asset Management and Corporate & Institutional Services. In addition, Other Activity, as discussed further on pages 45 through 47, consists of all activities not aggregated in the Corporation’s core business sectors.

The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. Revenue amounts reflect fee revenue generated directly by each sector, as well as fee revenue transferred between sectors under revenue transfer agreements, with net interest revenue generated directly by or allocated to the sector. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2003 Financial Annual Report to Shareholders except: other fee revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); and credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk models and, where

Business sectors (continued)

appropriate, regulatory guidelines generally consistent with the proposed Basel accord. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the first quarter of 2004, the Corporation revised prospectively its capital allocations to the core business sectors to better reflect the economic capital required for these businesses.

The Business Sector information is reported on a continuing operations basis for all periods presented. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations. Effective January 2004, the Corporation reclassified the results of the small non-strategic businesses that the Corporation intends to exit to the Other Activity sector. The Corporation also revised prospectively expense allocations to the core business sectors to better reflect how these businesses are managed. The effect of these changes, taken together with the revised capital allocations noted above, were not material.

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

Business sectors (continued)

Institutional Asset Management

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Institutional and private clients revenue	$144	$154	$79
Mutual fund revenue	39	36	28

Total investment management revenue	$183	$190	$107
Institutional trust and custody revenue	10	15	8
Transfer revenue	12	10	7

Total trust and investment fee revenue	$205	$215	$122
Other fee revenue	10	6	4
Net interest revenue (expense)	(4)	(4)	(4)

Total revenue	$211	$217	$122
Total operating expense	$144	$159	$114
Income before taxes	$67	$58	$8
Return on common equity (annualized)	30%	30%	4%
Pre-tax operating margin	31%	27%	6%
Assets under management (a)	$469	$445	$357
Plus: subadvised for other Mellon sectors	22	21	15

	$491	$466	$372
Assets under administration or custody	$16	$20	$13
S&P 500 Index - period-end	1126	1112	848
S&P 500 Index - daily average	1133	1056	861

(a)	Includes $64 billion, $55 billion and $45 billion of securities lending assets advised by Institutional Asset Management at March 31, 2004, Dec. 31, 2003 and March 31, 2003, respectively. However, fees earned on these assets are shown as securities lending fees in the Asset Servicing sector.

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally. MIAM offers its investors access to a wide spectrum of investment styles and asset classes, ranging from active growth equity strategies to emerging markets to fixed income and asset allocation solutions. Most of these strategies are available on a separate account and pooled fund basis. MIAM clients are predominately institutional investors (Corporations, Financial Institutions, Public Plan Sponsors, Foundations/Endowments, Insurance Companies, and Taft Hartley plans) although through its global distributor, MGI, funds are also sold to individuals via brokers. MIAM reaches its institutional investors through direct sales, consultant relationships and sub-advisory relationships. The results of the Institutional Asset Management sector are primarily driven by the period-end levels of assets managed as well as the mix of those assets, as shown in the tables on pages 22 and 23. Managed equity assets generate higher percentage fees than money market and bond assets. In addition, performance fees may be generated by the performance of the managed funds exceeding peer or equity market benchmarks. Expenses associated with this sector are predominately driven by staffing costs and incentives. Incentives are directly associated with the performance of the individual asset management companies and new business generation.

The $89 million, or 74%, increase in revenue in the first quarter of 2004 compared with the first quarter of 2003 primarily resulted from a $39 million increase in performance fees, as well as an increase in investment

Business sectors (continued)

management fees, which are based on the value of assets under management, and the effect of foreign exchange rates. As shown in the table on page 23, assets under management for this sector, before amounts subadvised for other sectors, increased $112 billion from March 31, 2003, resulting from $56 billion of net inflows and $63 billion of equity market appreciation. Operating expense increased $30 million, or 27%, compared with the first quarter of 2003, primarily due to higher incentive expense related in part to higher performance fees and trust fees, as well as the effect of foreign exchange rates. Income before taxes increased $59 million compared with the first quarter of 2003.

The $6 million, or 3%, decrease in revenue in the first quarter of 2004 compared with the fourth quarter of 2003 was due primarily to a $17 million decrease in performance fees, partially offset by an increase in investment management fees. As shown in the table on page 22, assets under management for this sector, before amounts subadvised for other sectors, increased $24 billion from Dec. 31, 2003, primarily resulting from $23 billion of net inflows and $7 billion of equity market appreciation. Operating expense decreased $15 million, or 9%, in the first quarter of 2004 compared with the fourth quarter of 2003, due primarily to lower incentive expense, as well as the positive impact of ongoing expense management initiatives. Income before taxes increased $9 million compared with the prior quarter.

Mutual Funds

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2004		Dec. 31, 2003	March 31, 2003
Mutual fund revenue	$129		$129	$132
Institutional and private clients	9		8	6

Total investment management revenue	$138		$137	$138
Institutional trust and custody revenue	(1	) (a)	1	(1	) (a)
Transfer revenue	(15)		(14)	(13)

Total trust and investment fee revenue	$122		$124	$124
Other fee revenue	(1)		1	—
Net interest revenue (expense)	(1)		(1)	(2)

Total revenue	$120		$124	$122
Total operating expense	$77		$84	$77
Income before taxes	$43		$40	$45
Return on common equity (annualized)	51%		44%	51%
Pre-tax operating margin	36%		32%	37%
Assets under management	$163		$165	$169
Less: subadvised by other Mellon sectors	(22)		(22)	(17)

	$141		$143	$152
S&P 500 Index - period-end	1126		1112	848
S&P 500 Index - daily average	1133		1056	861

(a)	Administration fees paid to third parties in excess of amounts collected.

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), separately managed accounts and annuities. These products are sold through intermediaries (brokers, financial institutions and insurance companies) and directly to individuals. The results of the Mutual Fund sector are driven by average asset levels and the mix of assets managed. Generally, actively

Business sectors (continued)

managed equity funds generate higher fees than fixed income funds, index funds and money market funds. In addition, results are impacted by sales of fee-based products such as fixed and variable annuities. Expenses are impacted by sales of long-term funds and fee-based products, asset levels of money market funds and the cost of advertising and marketing new and existing products.

Revenue decreased $2 million, or 2%, compared with the first quarter of 2003 principally due to lower management fee revenue from a lower average level of institutional money market funds due to net outflows, partially offset by higher revenue from higher average equity asset levels and by higher revenue from separately managed accounts. Expenses were unchanged compared with the first quarter of 2003, resulting in a $2 million, or 6%, decrease in income before taxes. Assets under management for this sector, before amounts subadvised for other sectors, of $163 billion were down 3% from $169 billion at March 31, 2003, and down 1% from $165 billion at Dec. 31, 2003, primarily due to money market outflows partially offset by equity market appreciation.

Revenue decreased $4 million, or 3%, in the first quarter of 2004 compared with the fourth quarter of 2003, while expenses decreased $7 million, or 8%, primarily due to lower severance expense as well as lower professional and purchased services expense, resulting in a $3 million, or 8%, increase in income before taxes.

Private Wealth Management

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Private clients	$74	$75	$65
Mutual fund revenue	—	1	—

Total investment management revenue	$74	$76	$65
Institutional trust and custody revenue	2	3	2
Transfer revenue	2	1	3

Total trust and investment fee revenue	$78	$80	$70
Other fee revenue	4	4	3
Net interest revenue	52	51	58

Total revenue	$134	$135	$131
Credit quality expense	$—	$1	$—
Total operating expense	$77	$76	$68
Income before taxes	$57	$58	$63
Return on common equity (annualized)	31%	34%	39%
Pre-tax operating margin	43%	43%	48%
Total client assets at beginning of quarter	$75	$71	$66
Assets under management net (outflows)	—	(1)	—
Assets under administration or custody net inflows	—	1	1
Market appreciation (depreciation)	1	4	(3)

Total client assets at end of quarter (a)	$76	$75	$64
S&P 500 Index - period-end	1126	1112	848
S&P 500 Index - daily average	1133	1056	861

(a)	Includes assets under management, before amounts subadvised for other sectors, of $47 billion, $47 billion and $40 billion, respectively.

Business sectors (continued)

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than 60 locations in 14 states. The results of the Private Wealth Management sector are driven by the level of assets managed and custodied as well as the mix of those assets and the level of activity in client accounts. Net interest revenue is determined by the level and spread of loans and deposits. Expenses of this sector are driven primarily by staff expense in the investment management, sales, service and support groups.

Revenue increased $3 million, or 2%, compared with the first quarter of 2003 due primarily to an $8 million, or 12%, increase in trust and investment fee revenue due to market appreciation, partially offset by a 10% decrease in net interest revenue due to narrowing spreads. Expenses increased $9 million, or 12%, primarily reflecting higher staff expense due to an acquisition and higher incentive expense due to increased sales, as well as increased occupancy expense. Income before taxes decreased $6 million, or 9%, compared with the first quarter of 2003. Client assets were $76 billion at March 31, 2004, an increase of 1% from Dec. 31, 2003, and an increase of 19% from March 31, 2003, reflecting the impact of equity market appreciation.

Revenue decreased $1 million in the first quarter of 2004 compared with the fourth quarter of 2003, primarily reflecting lower investment management revenue. Total expenses, including credit quality expense, were unchanged, resulting in a 1% decrease in income before taxes compared with the fourth quarter of 2003.

Asset Servicing

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Institutional trust and custody revenue	$120	$113 (a)	$100
Securities lending revenue	18	16	15
Transfer revenue	—	1	1

Total trust and investment fee revenue	$138	$130	$116
Other fee revenue (b)	44	30	33
Net interest revenue	14	18	20

Total revenue	$196	$178	$169
Total operating expense	$145	$147	$128
Income before taxes	$51	$31	$41
Return on common equity (annualized)	22%	13%	21%
Pre-tax operating margin	26%	18%	25%
Securities lending assets (c)	$64	$55	$45
Assets under administration or custody	$2,793	$2,688	$2,157
S&P 500 Index - period-end	1126	1112	848
S&P 500 Index - daily average	1133	1056	861

(a)	Includes $1 million for services that is offset in the Other Activity sector.

(b)	Primarily consists of foreign exchange revenue.

(c)	Included as assets under management in Institutional Asset Management. Fees are recorded above as securities lending revenue.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements,

Business sectors (continued)

transition management, commission recapture, transfer agency, fund accounting and administration, Web-based investment management software and foreign exchange and derivative products. These services and products are provided to corporate and public retirement funds, foundations and endowments and global financial institutions including investment managers, insurance companies and mutual funds. As a global service provider, these products are distributed through the franchise’s sales organization along with the Corporation’s joint venture partners, CIBC Mellon, ABN AMRO Mellon and Russell/Mellon. Internet-based investment manager software solutions are provided by Eagle Investment Systems.

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

Revenue in the first quarter of 2004 compared to the first quarter of 2003 increased $27 million, or 16%, primarily due to higher institutional trust and custody revenue from net new business and higher foreign exchange revenue. Operating expense increased $17 million, or 14%, primarily in support of new business growth and development around enhancements to existing products. Income before taxes increased $10 million, or 23%, compared with the first quarter of 2003. Assets under administration or custody for this sector were $2.793 trillion at March 31, 2004, an increase of $105 billion, or 4%, compared with Dec. 31, 2003, and an increase of $636 billion, or 29%, compared with March 31, 2003. The increase compared with Dec. 31, 2003, resulted from net new business, market appreciation and the effect of foreign exchange rates.

The $18 million, or 11%, increase in revenue compared with the fourth quarter of 2003 was primarily due to higher foreign exchange revenue and higher institutional trust and custody revenue from net new business, partially offset by lower net interest revenue. Operating expenses were down slightly as lower severance and other expense were nearly offset by increased expenses in support of new business growth and development around enhancements to existing products, as well as higher incentive expense. Income before taxes increased $20 million, or 63%, compared with the fourth quarter of 2003.

Business sectors (continued)

Human Resources & Investor Solutions

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Human resources & investor solutions revenue	$233	$230	$240
Investment management - mutual fund revenue (a)	10	10	8
Transfer revenue	(1)	—	—

Total trust and investment fee revenue	$242	$240	$248
Other fee revenue	—	—	—
Net interest revenue (expense)	4	5	(4)

Total revenue	$246	$245	$244
Total operating expense	$230	$237	$243
Income before taxes	$16	$8	$1
Return on common equity (annualized)	11%	4%	1%
Pre-tax operating margin	7%	3%	-%
Assets under administration or custody	$110	$114	$112
S&P 500 Index - period-end	1126	1112	848
S&P 500 Index - daily average	1133	1056	861

(a)	Earned from mutual fund investments in employee benefit plans administered in this sector.

The Human Resources & Investor Solutions (HR&IS) sector is organized around consolidated lines of business and the Mellon brand for retirement, employee benefits, human resources (HR) outsourcing and investor solutions. The sector provides consulting, outsourcing and administration services to design, build and operate end-to-end solutions in HR and shareholder services that leverage scalable operations and technology. Consulting fee revenue is somewhat dependent on discretionary corporate spending on the design and implementation of retirement, benefits, shareholder and compensation programs and other project work. Clients are generally billed on an hourly basis at rates that vary based upon staff level and experience. Consultant utilization, a key revenue driver, is a function of work levels and headcount. Outsourcing and benefit plan administration fees are influenced by number of employees serviced, plan participant counts, volume of transactions processed, project work and market value of benefit plan assets under administration. Shareholder services consist of a diverse array of products to shareholders and corporations including stock transfer and record keeping services, investment plan services, demutualizations, corporate actions and unclaimed property services. Shareholder services revenues include earnings related to customer balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on the Corporation’s balance sheet totaled $247 million at March 31, 2004. Earnings on these balances are classified as HR&IS revenue. Earnings on customer balances reflected on the Corporation’s balance sheet are classified as net interest revenue. Sector expenses are driven by staff, equipment and space required to support the services provided by the sector.

Revenue increased $2 million, or 1%, compared with the first quarter of 2003, primarily due to higher net interest revenue due to higher average deposit levels partially offset by lower outsourcing and consulting revenue. Expenses decreased $13 million, or 6%, compared with the first quarter of 2003, primarily due to the favorable impact of expense initiatives started in the third quarter of 2003. Income before taxes increased $15 million compared with the first quarter of 2003.

Business sectors (continued)

Compared with the fourth quarter of 2003, revenue increased $1 million, or less than 1%. Operating expense decreased $7 million, or 3%, primarily relating to lower staff and general expenses. Income before taxes increased $8 million compared with the fourth quarter of 2003.

Treasury Services

	Quarter ended
(income statement dollar amounts in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Fee revenue:
Cash management revenue	$77	$81	$70
Other fee revenue	15	12	17
Institutional trust and custody revenue (a)	—	1	—
Transfer revenue (a)	2	2	2

Total fee revenue	$94	$96	$89
Net interest revenue	81	85	109

Total revenue	$175	$181	$198
Credit quality expense	$—	$1	$4
Total operating expense	$104	$109	$106
Income before taxes	$71	$71	$88
Return on common equity (annualized)	18%	18%	19%
Pre-tax operating margin	41%	39%	45%

(a)	Included in trust and investment fee revenue.

Treasury Services includes global cash management, credit products for large corporations, insurance premium financing (AFCO), commercial real estate lending, corporate finance, securities underwriting and trading, and the activities of Mellon 1st Business Bank, National Association, in California. Global cash management results are driven by electronic cash management activity including: automated clearing house, wire transfer and telecash; remittance processing services, primarily corporate and retail lockbox; and ancillary processing services for imaging and storage activities. The other significant driver is the net interest revenue earned from the deposit balances generated by activity across the business operations. These products are provided to large corporations, banks, brokers, insurance companies and government agencies.

The results of the Treasury Services sector’s lending lines of business — Large Corporate, AFCO, Real Estate Finance, and Mellon 1st Business Bank — are driven by the level of commitments, and fees applicable to these commitments, and the level of outstanding loans and the spreads on these loans. The results are further impacted by the risk profile that the Corporation will accept and, in the case of Mellon 1st Business Bank, its ability to gather significant levels of deposits. Securities underwriting results are driven by the general volatility of the bond and fixed income markets and the Corporation’s ability to generate new underwritings. In accordance with the Corporation’s management accounting reporting practices, credit quality expense for the core sectors reflects net credit losses, not the provision for credit losses. Therefore, a provision for credit losses is not included in the Treasury Services sector results. As also discussed in Other Activity, when a determination is made that a lending arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core sectors.

Business sectors (continued)

Revenue for this sector decreased $23 million, or by 12%, in the first quarter of 2004 compared to the first quarter of 2003, due to lower net interest revenue resulting from a lower average level of loans and a lower spread as well as from the change in the manner in which the Department of the Treasury is paying for cash management services as further discussed on page 27. The increase in cash management revenue resulted from this change in payment methodology. Credit quality expense decreased $4 million. Operating expenses decreased $2 million, or 2%, primarily due to lower general expenses, resulting in a $17 million, or 20%, reduction in income before taxes.

Revenue decreased $6 million, or 3%, in the first quarter of 2004 compared to the fourth quarter of 2003, primarily due to lower net interest revenue from lower deposit levels and lower cash management revenue. Operating expenses decreased $5 million, or 4%, due to lower general expense. Income before taxes of $71 million was unchanged from the prior quarter.

Other Activity

Other Activity includes business exits activity consisting of the results for large ticket leasing, which is in a runoff mode; several small non-strategic businesses; the merchant card business; certain lending relationships that are part of the Corporation’s business exits strategy; the results of Mellon Ventures, the Corporation’s venture capital group; and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated for management reporting purposes to the core business sectors.

Other Activity - income (loss) from continuing operations before taxes (benefits)	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Business exits activity	$2	$14	$8
Venture capital activity	(8)	(7)	(9)
Corporate activity/other	78	13	13

Total - Other Activity	$72	$20	$12

Revenue in the Other Activity sector primarily reflects net interest revenue from business exits activity, earnings on capital above that required for the core business sectors, gains from the sale of assets, and the gains/losses and funding costs of the Mellon Ventures’ portfolio. Operating expense includes various direct expenses for items not attributable to the operations of a business sector, a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the core business sectors, and the expenses of Mellon Ventures. Assets in Other Activity include assets of the activities discussed below that the Corporation intends to exit, the investments of Mellon Ventures and assets of certain areas not identified with the core business sectors. This sector also includes assets and liabilities recorded in Corporate Treasury and not allocated to a particular line of business. Average common equity represents capital in excess of that required for the core business sectors, as well as capital required for the investments of Mellon Ventures and business exits.

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. Credit quality expense (revenue) for the core business sectors is presented on a net charge-off (recovery) basis and totaled less than $1 million in the first quarter of 2004. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed

Business sectors (continued)

under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core business sectors. The Corporation’s business exits strategy is to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist. The loans and leases transferred to this classification include the Corporation’s large ticket lease portfolio, which was principally transaction based; selected types of loans which were also transaction based (leveraged loans, project financings); and loans to companies where a broad fee-based relationship does not exist. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Included in Other Activity in the first quarter of 2004 is the $93 million gain from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank, the $19 million charge associated with the writedown of small non-strategic businesses that the Corporation intends to exit and a $7 million negative provision for credit losses. Gains on the sale of mortgage-backed securities totaled $12 million and $11 million in the fourth quarter of 2003 and the first quarter of 2003, respectively.

Business sectors (continued)

Venture capital investments

The following table reports the first quarter 2004 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Venture capital investment portfolio activity (in millions)	First Quarter 2004 Activity	Life to Date Activity
Direct investments:
Beginning carrying value	$415	$—
Investments - new investments	5	622
Investments - additional funding for existing investments	11	311
Realized - cost basis of exits (a) and write-offs	(18)	(435)
Change in net unrealized gains (losses)	(17)	(102)

Ending carrying value (b)	$396	$396

Fund investments (indirect):
Beginning carrying value	$202	$—
Draws against fund capital commitments	18	446
Realized - cost basis of exits (c) and write-offs	(15)	(215)
Change in net unrealized gains (losses)	3	(23)

Ending carrying value (d)	$208	$208

Total investments (e):
Active investments cost basis		$729
Unrealized gains (losses)		(125)

Ending carrying value		$604

(a)	Cash receipts on exits totaled $44 million in the first quarter of 2004 and $253 million life to date.

(b)	At March 31, 2004, there were 77 actively managed investments with an average cost basis of $6 million. In the first quarter of 2004, the Corporation invested $16 million and is not committed to provide additional funding for direct investments at March 31, 2004.

(c)	Cash receipts on exits totaled $9 million in the first quarter of 2004 and $186 million life to date.

(d)	In the first quarter of 2004, the Corporation invested $18 million related to prior commitments and was committed to provide additional funding of $157 million for indirect fund investments at March 31, 2004. No new commitments for indirect funds have been made in 2004.

(e)	This summary of active investments includes both direct and indirect investments. The ending carrying values represent 80% of direct investments cost basis and 90% of indirect investments cost basis, for a combined 83% of all active investments cost basis.

Capital

Selected capital data (dollar amounts in millions, except per share amounts; common shares in thousands)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Total shareholders’ equity	$3,866	$3,702	$3,523
Total shareholders’ equity to assets ratio	11.41%	10.89%	9.93%
Tangible shareholders’ equity	$2,073	$1,913	$1,812
Tangible shareholders’ equity to assets ratio (a)	6.46%	5.94%	5.37%
Tier I capital ratio (b)	8.69%	8.55%	8.62%
Total (Tier I plus Tier II) capital ratio (b)	13.65%	13.46%	13.63%
Leverage capital ratio (b)	8.06%	7.92%	6.72%
Total Tier I capital	$2,466	$2,370	$2,202
Total (Tier I plus Tier II) capital	$3,870	$3,732	$3,480
Total risk-adjusted assets	$28,363	$27,725	$25,544
Average assets - leverage capital basis	$30,598	$29,911	$32,744
Book value per common share	$9.11	$8.67	$8.17
Tangible book value per common share	$4.88	$4.48	$4.20
Closing common stock price per share	$31.29	$32.11	$21.26
Market capitalization	$13,282	$13,712	$9,173
Common shares outstanding	424,491	427,032	431,475

(a)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Minority interest totaled $12 million, $13 million and $16 million, respectively. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of the tax benefit. Tax benefits related to tax deductible goodwill and intangible assets totaled $493 million, $492 million and $447 million, respectively.

(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Includes discontinued operations.

The Corporation’s higher capital ratios at March 31, 2004 compared with Dec. 31, 2003 reflect earnings retention and higher accumulated unrealized gains primarily in the securities available for sale portfolio, offset in part by the impact of common stock repurchases, net of reissuances. The Tier I and Total capital ratios were impacted by the guarantee provided to the ABN AMRO Mellon custody joint venture for securities lending activity, which at March 31, 2004 resulted in lower Tier I and Total capital ratios of approximately 135 basis points and 205 basis points, respectively.

Common shares outstanding (in millions)	First Quarter 2004	Full-Year 2003
Beginning shares outstanding	427.0	430.8
Shares issued primarily for stock-based benefit plans and dividend reinvestment plan	2.1	5.4
Shares repurchased	(4.6)	(9.2	) (a)

Ending shares outstanding	424.5	427.0

(a)	Purchase price of $257 million and an average share price of $27.87 for the full-year 2003.

In October 2002, the Corporation’s Board of Directors authorized a share repurchase program of up to 25 million shares of common stock. During the first quarter of 2004, all common share repurchases by the

Capital (continued)

Corporation were under this publicly announced program. This program does not have an expiration date. Information regarding the Corporation’s common share repurchases, under this program, are shown in the following table.

October 2002 share repurchase program (common shares in thousands; dollar amounts in millions, except per share amounts)	Shares repurchased	Average price per share (a)	Total purchase price (a)
Share repurchases through Dec. 31, 2003	7,192	$29.18	$210

Share repurchases during January 2004	100	$33.42	$3
Share repurchases during February 2004	1,950	32.78	64
Share repurchases during March 2004	2,500	32.47	81

Total share repurchases in the first quarter of 2004	4,550	$32.63	$148
Shares remaining under October 2002 authorization	13,258	—	—

Total October 2002 authorization	25,000	—	—

(a)	Amounts include commissions paid, which were not significant.

In September 2003, the regulatory agencies proposed new capital guidelines concerning the risk-based capital treatment of asset-backed commercial paper programs. The agencies’ proposal would require banks to hold risk-based capital against short-term liquidity facilities provided to asset-backed commercial paper programs. At March 31, 2004, this proposal would have decreased the Corporation’s Tier I and Total risk-based capital ratios by approximately 10 basis points and 15 basis points, respectively.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 37 and 38 of the Corporation’s 2003 Financial Annual Report.

Composition of loan portfolio

The loan portfolio at March 31, 2004, decreased $69 million compared with Dec. 31, 2003 and $420 million compared with March 31, 2003, primarily reflecting lower levels of commercial and financial loans.

Composition of loan portfolio (in millions)	March 31, 2004		Dec. 31, 2003	March 31, 2003
Domestic loans and leases:
Commercial and financial	$2,650		$2,757	$3,314
Commercial real estate	2,101		2,131	2,250
Personal (a)	1,797		1,714	1,333
Lease finance assets (b)	495		505	533

Total domestic loans and leases	7,043		7,107	7,430
International loans and leases	355		360	388

Total loans and leases, net of unearned discount	$7,398	(c)	$7,467	$7,818

(a)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth sector.

(b)	Represents large ticket lease assets that will continue to run-off through repayments, possible sales and no new originations.

(c)	Includes $3.365 billion of loans to Private Wealth customers and $909 million of loans to Mellon 1st Business Bank, National Association, customers.

Composition of loan portfolio (continued)

Large corporate commercial and financial exposure - by industry sector

As shown in the following table, large corporate loans totaled $1.146 billion at March 31, 2004, a $146 million decrease from Dec. 31, 2003. Loans and unfunded commitments totaled $22.5 billion at March 31, 2004, a $683 million, or 3%, decrease compared with Dec. 31, 2003. This decrease primarily resulted from actions taken as part of the Corporation’s strategy to reduce credit risk.

Large corporate commercial and financial exposure at March 31, 2004
(dollar amounts in millions)
	Unfunded commitments to extend credit						Commercial and financial loans
	Number of customers (b)	Commitments		Investment grade (c)	Contractual maturities		Loans and leases		Investment grade (c)	Contractual maturities
Industry sector (a)					<1 year	>1 year				<1 year	>1 year
Large corporate commercial and financial:
Insurance	39	$1,552		99%	$891	$661	$31		100%	$31	$—
Financial institutions	26	1,327		100%	1,021	306	106		100%	93	13
Captive finance companies	11	882		98%	638	244	36		22%	—	36
Electric and gas utilities	45	1,177		95%	631	546	55		34%	48	7
Energy	21	774		98%	428	346	19		22%	5	14
Investment management companies	19	717		99%	604	113	22		100%	—	22
Services	27	708		99%	466	242	95		88%	17	78
Electrical and electronic equipment	11	579		100%	202	377	30		79%	20	10
Cable/media	18	566		89%	110	456	122		25%	16	106
Chemicals	19	502		95%	184	318	38		65%	23	15
Transportation and warehousing	8	325		95%	116	209	73		-%	—	73
All other	144	4,546		94%	1,853	2,693	519		79%	272	247

Total commercial and financial - large corporate	388	$13,655		96%	$7,144	$6,511	$1,146		67%	$525	$621
Total commercial and financial - other (d)	1,319	650		46%	471	179	2,354		N/M	N/M	N/M

Total (e)	1,707	$14,305		94%	$7,615	$6,690	$3,500		N/M	N/M	N/M
Commercial real estate	199	448		52%	155	293	2,101		N/M	N/M	N/M
Personal	N/M	313		N/M	180	133	1,797		N/M	N/M	N/M

Total	N/M	$15,066		N/M	$7,950	$7,116	$7,398		N/M	N/M	N/M

Memo:
Credit default swaps		$493	(f)				$46	(f)

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments and/or $50 million or more in outstanding loans.

(b)	Number of customers represents those customers with available commitments.

(c)	Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans and commitments as a percentage of the related dollar amount of loans and commitments for each industry sector.

(d)	Includes commitments originated by Mellon United National Bank ($91 million) and Mellon 1st Business Bank, National Association ($469 million). Includes loans originated by AFCO/CAFO, insurance premium financing subsidiaries ($565 million), Mellon United National ($206 million), Mellon 1st Business Bank, National Association ($341 million) and domestic and international lease finance loans ($618 million).

(e)	Includes commercial and financial, lease finance and international loans and commitments.

(f)	Credit exposure has been hedged by purchasing $609 million of credit default swaps in the following industry sectors: electrical and electronic equipment, $113 million; insurance, $95 million; electric and gas utilities, $50 million; cable/media, $35 million; services, $30 million; chemicals, $28 million; and all other $258 million. The $609 million of credit default swaps includes $70 million of swaps related to letters of credit, which are not shown in the table above. Amounts shown in the industry sector details have not been reduced by the amounts of credit default swaps.

N/M — Not meaningful for this disclosure.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a) (in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Unfunded commitments to extend credit (b):
Expire within one year	$7,950	$8,305	$10,627
Expire within one to five years	6,953	7,211	7,529
Expire over five years	163	164	56

Total unfunded commitments to extend credit	15,066	15,680	18,212
Commercial letters of credit (c)	9	8	24
Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (d)	1,507	1,351	1,844
Custodian securities lent with indemnification against broker default of return of securities	83,461	67,299	52,456
Liquidity support provided to TRFC	742	822	1,097

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 113 through 116 of the Corporation’s 2003 Financial Annual Report. In addition, the Corporation had commitments to fund venture capital investments of $157 million, $175 million and $222 million, respectively.

(b)	Net of participations totaling $449 million, $439 million and $938 million, respectively.

(c)	Net of participations and collateral totaling $6 million, $31 million and $22 million, respectively.

(d)	Net of participations and cash collateral totaling $195 million, $208 million and $229 million, respectively. At March 31, 2004, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

Commitments to extend credit

Total unfunded commitments to extend credit decreased $614 million, or 4%, compared with Dec. 31, 2003 and $3.146 billion, or 17%, compared with March 31, 2003. Unfunded commitments to extend credit expiring over one year at March 31, 2004, decreased $259 million, or 4%, compared with Dec. 31, 2003 and $469 million, or 6%, compared with March 31, 2003, in part resulting from the actions taken as part of the Corporation’s strategy to reduce risk.

Other guarantees and indemnities

In the normal course of business, the Corporation offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate the Corporation for a stated period to disburse funds to a third-party beneficiary if the Corporation’s customer fails to perform under the terms of an agreement with the beneficiary. The Corporation must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At March 31, 2004, the Corporation had a liability of $7 million related to letters of credit issued or modified since Dec. 31, 2002. As required by FIN 45, the fair value of the liability, which was recorded with an offsetting asset in Other assets, was estimated as the present value of contractual customer fees. For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 115 and 116 of the Corporation’s 2003 Financial Annual Report.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (continued)

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002 to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims where the joint venture has defaulted, and totaled approximately $18.7 billion at March 31, 2004 primarily relating to securities lending activity. This amount assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO Bank N.V.

As of March 31, 2004, the Corporation provided a guarantee for one-half of a $6 million debt incurred by Pareto Partners, in which the Corporation has a 30% equity interest.

The Corporation has also provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to its provision of financial services. The Corporation has purchased insurance to mitigate certain of these risks. The Corporation is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

Referral arrangements with Three Rivers Funding Corp. (TRFC), an asset-backed commercial paper entity

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with TRFC, a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. Fee revenue of approximately $1 million was received from this entity in each of the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003, for the services and the liquidity and credit support facilities. See Note 2 of this report for a further discussion of the Corporation’s relationship with TRFC.

Nonperforming assets

Of the $51 million balance of total nonperforming assets at March 31, 2004, $36 million was to a California-based electric and natural gas utility company that voluntarily filed for Chapter 11 bankruptcy protection in the second quarter of 2001; $7 million was to a cable television operator; and $8 million consisted of various smaller loans. The California-based electric and natural gas utility company emerged from bankruptcy in April 2004 and fully repaid all borrowings. Excluding this loan, nonperforming assets would have totaled $15 million at March 31, 2004. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in the Corporation’s 2003 Financial Annual Report.

Nonperforming assets (dollar amounts in millions)	March 31, 2004		Dec. 31, 2003	Sept. 30, 2003	March 31, 2003
Nonperforming loans:
Commercial and financial	$48		$49	$51	$42
Personal	2		2	2	3
Commercial real estate	1		—	—	—
Lease finance assets	—		—	9	—

Total nonperforming loans (a)	51		51	62	45
Total acquired property	—		1	1	1

Total nonperforming assets	$51		$52	$63	$46

Nonperforming loans as a percentage of total loans	.68	%(b)	.69%	.86%	.58%
Nonperforming assets as a percentage of total loans and net acquired property	.69	%(b)	.69%	.87%	.59%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	1.99	%(b)	2.09%	2.48%	2.01%

(a)	Includes $9 million, $13 million, $23 million, and $1 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

(b)	Excluding the loan to the California-based electric and natural gas utility company that emerged from bankruptcy in April 2004, these ratios would have been .19%, .20% and .58%, respectively.

Change in nonperforming loans for the quarter ended March 31,

	2004			Total
	Commercial and financial	Personal	Commercial real estate
(in millions)				2004	2003
Nonperforming loans at Dec. 31	$49	$2	$—	$51	$57
Additions	—	—	1	1	1
Reductions from sales	—	—	—	—	(12)
Reductions from payments (a)	(1)	—	—	(1)	(1)

Nonperforming loans at March 31	$48	$2	$1	$51	$45

(a)	Includes interest applied to principal.

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

Nonperforming assets (continued)

Past-due loans	Days past due
	March, 2004			Dec. 31, 2003			March 31, 2003
(dollar amounts in millions)	30-59	60-89	90+	30-59	60-89	90+	30-59	60-89	90+
Personal	$4	$—	$1	$7	$1	$1	$10	$—	$2
Commercial and financial	3	—	1	2	1	1	6	6	1
Commercial real estate	—	—	—	2	—	—	—	—	—

Total past due loans	$7	$—	$2	$11	$2	$2	$16	$6	$3

Provision and reserve for credit exposure

The Corporation’s accounting policies regarding the reserve for credit exposure are regarded as critical accounting policies in that they involve significant management valuation judgements. For a further discussion of the Corporation’s accounting policies relating to the reserve for credit exposure see pages 62 and 63 of the Corporation’s 2003 Financial Annual Report.

The allocation of the Corporation’s loan loss reserve is presented in the following table. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure (amounts in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Reserve for loan losses:
Base reserves:
Commercial and financial	$43	$48	$68
Commercial real estate	13	13	8
Personal	6	6	5
Lease assets	13	12	4

Total domestic base reserve	75	79	85
International	2	9	4

Total base reserve	77	88	89
Impairment	2	2	—
Unallocated	15	13	25

Total loan loss reserve	$94	$103	$114

Reserve for unfunded commitments:
Commitments	$63	$61	$55
Letters of credit and bankers acceptances	14	14	9

Total unfunded commitments reserve	$77	$75	$64

Total reserve for credit exposure	$171	$178	$178

The base reserve totaled $77 million at March 31, 2004, a decrease of $11 million compared with $88 million at Dec. 31, 2003 and a decrease of $12 million compared with March 31, 2003. The decrease compared with Dec. 31, 2003 is related to overall improvements in credit quality, particularly international loans, and slight decreases in loan volume. During the quarter, the Corporation was fully repaid on certain lower-quality loans totaling approximately $115 million, and those loan commitments were cancelled. The impairment reserve was $2 million at March 31, 2004, compared with $2 million at Dec. 31, 2003 and no impairment reserve at March 31, 2003. Nonperforming loans as a percentage of total loans were .68% at March 31, 2004 compared with .69% at Dec. 31, 2003 and ..58% at March 31, 2003. The unallocated reserve

Provision and reserve for credit exposure (continued)

totaled $15 million at March 31, 2004, an increase of $2 million compared with $13 million at Dec. 31, 2003 and a decrease of $10 million compared to March 31, 2003. The reserve currently reflects uncertainty about customers sensitive to increases in oil prices and decreasing travel such as airlines and chemicals, customers currently facing regulatory or legal issues and certain real estate, cable, pharmaceutical and paper manufacturing customers.

The reserve for unfunded commitments totaled $63 million at March 31, 2004, an increase of $2 million from Dec. 31, 2003 and $8 million from March 31, 2003. The reserve for letters of credit and bankers acceptances totaled $14 million at March 31, 2004, and Dec. 31, 2003. The increase in the reserves for commitments represents concerns over certain companies facing regulatory/legal issues, paper and telecom customers offset by stabilization in certain areas of previous concern over certain power generation and retail sales customers.

In the first quarter of 2004, the corporation recorded a negative provision for credit losses of $7 million compared with no provision in the fourth quarter of 2003, and a positive provision of $4 million in the first quarter of 2003. There were no net credit-related losses in the first quarter of 2004 compared with net credit-related losses of $3 million in the fourth quarter of 2003 and $2 million in the first quarter of 2003, as detailed in the table on the following page. The reserve for loan losses as a percentage of total loans decreased to 1.27% at March 31, 2004 down from 1.37% at Dec. 31, 2003, and 1.46% at March 31, 2003. The reserve as a percentage of nonperforming loans was 186% at March 31, 2004, 200% at Dec. 31, 2003 and 253% at March 31, 2003.

These ratios are products of the reserve calculation methodology which estimates appropriate reserves for each component of the loan portfolio. The resulting ratios are benchmarks, but not targets. The ratio of the reserve for loan losses to nonperforming loans is an outcome of two interrelated but separate processes: the establishment of an appropriate loan loss reserve level for the portfolio as a whole, including the nonperforming component in the portfolio; and the classification of certain assets as nonperforming in accordance with established accounting, regulatory and management policies. While the level of nonperforming loans is an indication of the overall credit quality of the loan portfolio, there is no direct correlation between the level of nonperforming loans and the size of the reserve for loan losses. The Corporation’s management concluded that, at March 31, 2004, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio. The Audit Committee of the Board of Directors reviewed and concurred.

Provision and reserve for credit exposure (continued)

Reserve activity	March 31, 2004		Dec. 31, 2003		March 31, 2003
Quarter ended (dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$103	$75	$110	$71	$127	$52
Credit losses:
Domestic - commercial and financial	—	—	—	—	(1)	—
International	—	—	(2)	—	—	—

Total credit losses	—	—	(2)	—	(1)	—

Recoveries:
Domestic:
Commercial and financial	—	—	1	—	9	—
Commercial real estate	—	—	—	—	1	—
Personal	—	—	1	—	—	—

Total domestic	—	—	2	—	10	—
International	—	—	—	—	—	—

Total recoveries	—	—	2	—	10	—

Net credit recoveries (losses):
Domestic:
Commercial and financial	—	—	1	—	8	—
Commercial real estate	—	—	—	—	1	—
Personal	—	—	1	—	—	—

Total domestic	—	—	2	—	9	—
International	—	—	(2)	—	—	—

Sub-total - net credit recoveries (losses)	—	—	—	—	9	—
Credit losses on loans transferred to held for sale	—	—	(3)	—	(11)	—

Total net credit recoveries (losses)	—	—	(3)	—	(2)	—
Loss on sale of commitments	—	—	—	—	—	(3)
Provision for credit losses	(9)	2	(4)	4	(11)	15

Reserve at end of period	$94	$77	$103	$75	$114	$64

Reserve for loan losses as a percentage of total loans (a)	1.27%	N/M	1.37%	N/M	1.46%	N/M
Reserve for loan losses as a percentage of nonperforming loans (a)	186%	N/M	200%	N/M	253%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (a)	N/M	.46%	N/M	.44%	N/M	.32%
Annualized net credit (recoveries) losses to average loans	—%	N/M	.21%	N/M	.09%	N/M

(a)	At period-end.

N/M — Not meaningful.

Market and liquidity risk

For a discussion of the management of market and liquidity risk see page 48 of the Corporation’s 2003 Financial Annual Report.

Asset/liability management

Asset/liability management activities address management of on-balance-sheet assets and liabilities from an interest rate risk, currency risk and liquidity management perspective as well as the use of derivatives for asset/liability management purposes.

Selected average balances	Quarter ended
(in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Assets:
Money market investments	$2,986	$3,270	$3,122
Trading account securities	356	622	814
Securities	11,013	10,532	11,740
Loans	7,489	7,276	8,212

Total interest-earning assets	21,844	21,700	23,888
Noninterest-earning assets	11,481	10,912	11,493
Reserve for loan losses	(103)	(108)	(131)

Total assets	$33,222	$32,504	$35,250

Funds supporting total assets:
Core funds	$30,147	$28,911	$32,421
Purchased funds	3,075	3,593	2,829

Funds supporting total assets	$33,222	$32,504	$35,250

The increase in the Corporation’s average interest-earning assets compared with the fourth quarter of 2003 resulted from higher levels of securities and loans partially offset by lower levels of money market investments and trading account securities. The increase in securities primarily reflects the reinvestment of higher levels of core funds. The decrease in trading account securities resulted from the sale of the fixed income trading business in December 2003. The decrease in interest-earning assets compared with the first quarter of 2003 primarily resulted from a lower level of securities and loans. The decrease in securities primarily resulted from the sales and prepayment in 2003 of higher coupon mortgage-backed securities as a result of the lower interest rate environment. The lower level of loans was due to the continued reduction of large corporate loans.

Core funds, considered to be the most stable sources of funding, are defined principally as institutional money market deposits and other deposit sweeps, individual money market and other savings deposits, savings certificates, demand deposits, shareholders’ equity, notes and debentures with original maturities over one year, junior subordinated debentures, and other liabilities. Core funds primarily support core assets, consisting of loans, net of the reserve, and noninterest-earning assets. Average core assets increased $787 million in the first quarter of 2004 from the fourth quarter of 2003, primarily reflecting a higher level of noninterest-earning assets. Core funds averaged 160% of core assets in the first quarter of 2004 compared with 160% in the fourth quarter of 2003 and 166% in the first quarter of 2003. The excess of core funds over core assets are typically invested in securities.

Purchased funds are defined as funds acquired in the wholesale money markets including deposits in foreign offices (excluding cash management and sub-custodial sweep deposits), federal funds purchased and securities sold under repurchase agreements, negotiable certificates of deposit, other time deposits, U.S. Treasury tax and loan demand notes, term federal funds purchased, commercial paper, short-term bank notes and other funds borrowed. Average purchased funds decreased $518 million in the first quarter of 2004

Asset/liability management (continued)

from the fourth quarter of 2003, primarily due to a lower level of borrowed funds. Average purchased funds totaled 9% of total average assets in the first quarter of 2004 compared with 11% in the fourth quarter of 2003 and 8% in the first quarter of 2003.

Liquidity and dividends

The Corporation manages its liquidity position with the objective of maintaining the ability to fund commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Assets and liabilities are managed in such a way to accommodate changes in funding requirements without generating a material adverse impact on net income. Core demand and time deposits, gathered from the Corporation’s private wealth management and corporate and institutional services businesses, are used in conjunction with long-term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, are also utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at Mellon Financial Corporation (Parent Corporation).

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 25 in the Corporation’s 2003 Financial Annual Report. Under the more restrictive limitation, the Corporation’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2004 of up to approximately $320 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between April 1, 2004 and the date of any such dividend declaration. To comply with regulatory guidelines, the Corporation and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At March 31, 2004, the Parent Corporation held cash and marketable securities of $584 million. For the first quarter of 2004, the Parent Corporation’s average commercial paper borrowings were $25 million, compared with $12 million in the fourth quarter of 2003 and $26 million in the first quarter of 2003. Commercial paper outstanding at March 31, 2004 totaled $6 million.

The Parent Corporation has a $250 million revolving credit agreement with financial institutions that expires in June 2004. There were no borrowings under this facility at March 31, 2004. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity under an effective shelf registration statement. In March 2004, the Corporation issued $300 million of 3.25% senior notes maturing in April 2009. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Liquidity and dividends (continued)

Senior and subordinated debt ratings at March 31, 2004	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of the Corporation’s long-term debt totaled $200 million in the first quarter of 2004. Contractual maturities will total approximately $5 million for the remainder of 2004.

The Corporation paid $68 million in common stock dividends in the first quarter of 2004 compared with $56 million in the first quarter of 2003. The common dividend payout ratio, on a net income basis, was 28% in the first quarter of 2004 on a dividend of $.16 per share compared with 35% in the first quarter of 2003 on a dividend of $.13 per share. On April 20, 2004, the Corporation announced a $.02, or 13%, increase in its quarterly common stock dividend to $.18 per share. Based upon shares outstanding at March 31, 2004 and the current quarterly common stock dividend rate of $.18 per share, the annual common stock dividend requirement in 2004 is expected to be approximately $300 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $83 million during the first quarter of 2004 to $2.685 billion. The increase resulted from $319 million of net cash provided by investing activities and $139 million of net cash provided by operating activities, partially offset by $382 million of net cash used in financing activities. Net cash provided by investing activities primarily resulted from a decrease in the level of term deposits and other money market investments partially offset by a higher level of securities. Net cash used in financing activities primarily resulted from a lower level of deposits, and repurchase of common stock, partially offset by a higher level of short term borrowings and the net issuance of longer-term debt. The lower deposit level is primarily due to the change in the manner in which the Department of the Treasury is paying for certain cash management and merchant card services in the second half of 2003, discussed in “cash management revenue” on page 27.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the first quarter of 2004, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2004, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the March 31, 2004 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual

Interest rate sensitivity analysis (continued)

results to differ from simulated results. Additional information regarding the Corporation’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 51 through 53 in the Corporation’s 2003 Financial Annual Report.

Interest rate simulation sensitivity analysis	Movements in interest rates from March 31, 2004 rates
	Increase						Decrease
	+50 bp		+100 bp		+200 bp		-50 bp		-100 bp
Simulated impact in the next 12 months compared with March 31, 2004:
Net interest revenue decrease	(0.9)%		(2.1)%		(5.2)%		(1.1)%		(4.8)%
Earnings per share decrease	$(.01)		$(.02)		$(.04)		$(.01)		$(.03)
Return on equity decrease	(7	) bp	(17	) bp	(42	) bp	(9	) bp	(38	) bp

The anticipated impact on net interest revenue under the various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both March 31, 2004 and Dec. 31, 2003. The simulation results reflect the Corporation’s efforts to manage the repricing characteristics of its interest-earning assets and supporting funds.

Securities available for sale

The amortized cost basis of securities available for sale totaled $11.5 billion at March 31, 2004, as shown in Note 5 of this report. The average yields and repricing lives for the fixed and adjustable/floating rate securities are as follows.

Securities available for sale	March 31, 2004
(in billions)	Amortized cost	Average yield(a)	Estimated average repricing life(b)
Fixed rate:
Mortgage-backed	$5.5	4.65%	3.4
U.S. Treasury and agency	.8	1.97%	1.6
State and political subdivisions	.5	7.01%	15.2
Adjustable/floating rate mortgage-backed:
Floating rate	3.3	1.66%	.1
Adjustable rate	1.3	3.18%	1.9

Subtotal	$11.4	3.60%	2.7

Bonds, notes, preferred stock and other	.1
Total	$11.5

(a)	Average yields are weighted averages and are presented on an FTE basis using a 35% federal income tax rate.

(b)	Estimated average repricing lives are in years. Estimated lives for mortgage-backed securities include the effect of estimated prepayments, while the estimated lives for U.S. Treasury and agencies and states and political subdivisions securities are final maturities.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Corporation’s overall asset/liability management process to augment the management of interest rate exposure. The following table presents the gross notional amounts and weighted-average maturities of derivative instruments used to manage interest rate risk, identified by the underlying interest rate-sensitive instruments. The gross notional amount of interest rate swaps used to manage interest rate risk was $244 million lower at March 31, 2004 compared with Dec. 31, 2003, due to lower receive fixed instruments associated with long-term debt and junior subordinated debentures. The

Interest rate sensitivity analysis (continued)

notional amounts should be viewed in the context of the Corporation’s overall interest rate risk management activities to assess the impact on the net interest margin. The interest received and interest paid are recorded on an accrual basis in the interest revenue and interest expense accounts associated with the underlying liabilities and assets. The net differential resulted in interest revenue of $37 million in the first quarter of 2004, compared with interest revenue of $31 million in the first quarter of 2003. Additional information regarding these contracts is presented in Note 28 in the Corporation’s 2003 Financial Annual Report.

Interest rate swaps used to manage interest rate risk	March 31, 2004	Weighted- Average Maturity	Weighted-Average Interest Rate		Dec. 31, 2003	March 31, 2003
(notional amounts in millions)			Received	Paid
Receive fixed instruments associated with long-term debt and junior subordinated debentures	$2,450	9 yrs., 11 mos.	5.94%	1.29%	$2,700	$2,650
Receive fixed instruments associated with deposits	18	7 yrs., 8 mos.	3.07%	1.10%	10	—
Pay fixed instruments associated with deposits	—	—	—	—	—	950
Pay fixed instruments associated with loans	8	1 yr.	2.30%	5.15%	10	14

Total notional amount (a)	$2,476				$2,720	$3,614

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments was $223 million at March 31, 2004, $162 million at Dec. 31, 2003, and $312 million at March 31, 2003 and is included in Other assets on the balance sheet. The credit risk associated with interest rate swaps is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and risk management purposes.

Fair value hedges

The Corporation enters into interest rate swaps to convert portions of its fixed rate junior subordinated debentures to floating rate debt, its fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate deposits and loans to variable rate. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the three months ended March 31, 2004 and March 31, 2003.

Cash flow hedges

At March 31, 2004, there were no outstanding cash flow hedges. No ineffectiveness was recorded for the three months ended March 31, 2004. Ineffectiveness of less than $1 million was recorded for the three months ended March 31, 2003.

Hedges of net investment in foreign operations

The Corporation uses five year yen denominated debt to hedge its investment in a Japanese bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

Derivative instruments used for trading activities

The Corporation enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing the Corporation’s risks in certain trading portfolios and as part of its proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange revenue and other trading revenue. Additional information regarding these contracts is presented in the Corporation’s 2003 Financial Annual Report on pages 53 and 54 and in Note 28.

Credit default swaps allow the transfer of credit risk from one party to another for a fee. At March 31, 2004, the Corporation had $609 million notional value of credit default swaps outstanding. These swaps are used to hedge credit risk associated with commercial lending activities. Fair market value adjustments resulting in a gain of less than $1 million were recorded in other trading revenue on the credit default swaps in the first quarter of 2004 while the first quarter of 2003 included a loss of less than $1 million and the fourth quarter of 2003 included a loss of $5 million.

Derivative instruments used for trading activities (a) (notional amounts in millions)	March 31, 2004	Dec. 31, 2003	March 31, 2003
Commitments to purchase and sell foreign currency contracts	$72,190	$54,319	$40,682
Foreign currency option contracts purchased	7,532	5,602	25,439
Foreign currency option contracts written	10,446	4,928	33,957
Interest rate agreements:
Interest rate swaps	9,813	9,886	10,475
Options, caps and floors purchased	405	542	799
Options, caps and floors written	541	513	1,305
Futures and forward contracts	14,158	13,220	12,930
Credit default swaps	609	612	43
Other products	1,400	556	236

(a)	The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default. Credit risk associated with these instruments, primarily foreign currency and option contracts, was $790 million at March 31, 2004, $955 million at Dec. 31, 2003, and $1.087 billion at March 31, 2003 and is included in Other assets on the balance sheet. The credit risk associated with these instruments is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and risk management purposes.

The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities was approximately $5 million at March 31, 2004 compared with approximately $4 million at Dec. 31, 2003 and $8 million at March 31, 2003.

Critical accounting policies

The Corporation’s significant accounting policies are discussed in Note 1 in the Corporation’s 2003 Financial Annual Report. The Corporation’s critical accounting policies are those related to valuing venture capital investments, provision and reserve for credit exposure, and accounting for pensions. For a discussion of these policies, see pages 61 through 64 and pages 105 and 106 of the Corporation’s 2003 Financial Annual Report.

Item 4. - Controls and procedures

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2004, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of March 31, 2004, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Cautionary statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: long-term financial goals; the intention to exit certain small non-strategic businesses; annual occupancy expense; the fair value of guarantee obligations; maximum loss exposure related to Three Rivers Funding Corporation (TRFC); amounts of contingent and deferred consideration payable for acquisitions; expected amortization expense; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital gains or losses and possible changes in the value of the portfolio; expectations for higher interest rates later in 2004; the Corporation’s stated intention to reduce credit availability to the corporate and institutional marketplace; expected quarterly net interest income; planned reduction of positions and utilization of the severance accrual; an expected occupancy expense charge; the anticipated effective tax rate for 2004; liabilities for guarantees and indemnities; credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; maturities of debt; simulation of changes in interest rates; the estimated average repricing lives of securities held by the Corporation; the value-at-risk for trading activities; the Corporation’s ability to assert, when required, that internal controls over financial reporting are effective; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are

Cautionary statement (continued)

based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; relevant benchmark to estimate future changes in investment management fees; equity and fixed-income market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within the Corporation’s markets; customer spending and savings habits; interest rate fluctuations; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation process; the effects of recent and any further terrorist acts and the results of the war on terrorism; and uncertainties associated with the evolving requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as the Securities and Exchange Commission has not, as of the date of this Report, approved rules issued by the Public Company Accounting Oversight Board on March 9, 2004; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. All statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)	On Jan. 23, 2004, the Corporation issued 87,054 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (1996) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

On Feb. 24, 2004, the Corporation issued 46,592 shares of Common Stock (the “Shares”), to the former shareholders of The Arden Group, Inc. (“Arden Group”) as further consideration for the acquisition of

PART II - OTHER INFORMATION (continued)

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. (continued)

the assets of The Arden Group by the Corporation. The former Arden Group shareholders may receive additional shares of Common Stock from time to time if certain conditions are met. The issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued to a limited number of sophisticated investors who acquired the Shares for their own account and who represented that any sales would be pursuant to an effective registration statement or an applicable exemption from registration.

(e)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on pages 48 and 49 of this Report and is incorporated into this Item by reference.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 64 through 67, inclusive, of the Corporation’s 2003 Financial Annual Report to Shareholders.

PART II - OTHER INFORMATION (continued)

Item 6.	Exhibits and Reports on Form 8-K. (continued)

(b) Reports on Form 8-K

During the first quarter of 2004, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated Jan. 20, 2004, which included, under Items 7 and 12, the Corporation’s press release, dated Jan. 20, 2004, announcing results of operations for full year 2003 and fourth quarter 2003.

(2)	A report dated Feb. 6, 2004, which included, under Item 7, the Corporation’s Business Sectors Financial Information and Financial Trends through Year-end 2003.

(3)	A report dated March 16, 2004, which included, under Item 7, certain exhibits filed therewith and incorporated by reference into Registration Statement Nos. 333-107400, 333-107400-01, 333-107400-02, 333-107400-03 and 333-107400-04 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of Mellon Financial Corporation.

(4)	A report dated March 31, 2004, which included, under Items 5 and 7, a statement announcing that Ira J. Gumberg, a Director of Mellon Financial Corporation, executed and delivered a letter, dated March 31, 2004, to Gumberg Associates—Chapel Square regarding the waiver of any right to any partnership income resulting from lease payments by Mellon Bank, N.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: May 7, 2004	By:	/s/ Michael A. Bryson

Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions and Treasury Services), the Corporation serves two distinct major classes of customers—corporations and institutions and high net worth individuals. For corporations and institutions, the Corporation provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, retirement and employee benefits consulting, outsourcing services for benefit plans, comprehensive end-to-end human resources outsourcing solutions, shareholder services, treasury management and banking services. For individuals, the Corporation provides mutual funds and wealth management. The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation, Founders Asset Management LLC and Standish Mellon Asset Management Company LLC in the United States and Newton Investment Management in Europe, as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the current market value. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the Board of Directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, please visit www.melloninvestor.com or call 1 800 205-7699.

Form 10-K and Shareholder Publications	For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2003 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com

Mellon Investor Services: www.melloninvestor.com

See also Internet access for Business Groups/Principal Entities in the 2003 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Securities Transfer Agent	To address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

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

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

(continued)

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

99.1	Pages 64 through 67, inclusive, of the Corporation’s 2003 Financial Annual Report to Shareholders.	Previously filed as part of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003 and incorporated herein by reference.

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