Form 10-Q
period 2004-06-30
MELLON FINANCIAL CORP
filed 2004-08-06
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2004
Common Stock, $.50 par value	424,003,220

MELLON FINANCIAL CORPORATION

SECOND QUARTER 2004 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Financial Statements (Item 1):
Consolidated Income Statement	2
Consolidated Balance Sheet	4
Consolidated Statement of Cash Flows	5
Consolidated Statement of Changes in Shareholders’ Equity	6

Notes to Financial Statements	8

Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (Items 2 and 3)	16

Controls and Procedures (Item 4)	55

Cautionary Statement	56

Part II - Other Information

Legal Proceedings (Item 1)	57

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)	57

Submission of Matters to a Vote of Security Holders (Item 4)	57

Exhibits and Reports on Form 8-K (Item 6)	58

Signature	60

Corporate Information	61

Index to Exhibits	62

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Six months ended
(dollar amounts in millions)		June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Noninterest	Trust and investment fee revenue:
revenue	Investment management	$385	$405	$334	$790	$652
	Human resources & investor solutions	233	233	245	466	485
	Institutional trust and custody	133	133	116	266	225
	Securities lending revenue	24	18	22	42	37

	Total trust and investment fee revenue	775	789	717	1,564	1,399
	Cash management revenue	79	78	71	157	143
	Foreign exchange trading revenue	50	57	28	107	66
	Financing-related revenue	30	35	38	65	70
	Equity investment revenue	9	98	(18)	107	(15)
	Other revenue	19	14	13	33	24

	Total fee and other revenue	962	1,071	849	2,033	1,687
	Gains on sales of securities	8	—	21	8	32

	Total noninterest revenue	970	1,071	870	2,041	1,719

Net interest	Interest revenue	199	194	256	393	503
revenue	Interest expense	80	80	93	160	186

	Net interest revenue	119	114	163	233	317
	Provision for credit losses	—	(7)	3	(7)	7

	Net interest revenue after provision for credit losses	119	121	160	240	310

Operating	Staff expense	481	495	457	976	906
expense	Professional, legal and other purchased services	110	104	108	214	200
	Net occupancy expense	93	68	65	161	129
	Equipment expense	53	54	50	107	104
	Business development	26	25	25	51	50
	Communications expense	27	28	29	55	56
	Amortization of intangible assets	4	5	4	9	9
	Other expense	34	52	40	86	78

	Total operating expense	828	831	778	1,659	1,532

Income	Income from continuing operations before income taxes and cumulative effect of accounting change	261	361	252	622	497
	Provision for income taxes	85	117	79	202	158

	Income from continuing operations before cumulative effect of accounting change	176	244	173	420	339
	Cumulative effect of accounting change, net of tax	—	—	—	—	(7)

	Income from continuing operations	176	244	173	420	332
	Discontinued operations:
	Income from operations (net of tax of $-, $-, $-, $-, and $-)	—	—	—	—	1
	Net gain on disposals (net of tax of $-, $1, $1, $1 and $2)	—	1	2	1	3

	Income from discontinued operations (net of tax of $-, $1, $1, $1 and $2)	—	1	2	1	4

	Net income	$176	$245	$175	$421	$336

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Six months ended
(share amounts in thousands)		June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Earnings per	Basic:
share (a)	Income from continuing operations before cumulative effect of accounting change	$.42	$.58	$.40	$1.00	$.79
	Cumulative effect of accounting change	—	—	—	—	(.02)

	Continuing operations	$.42	$.58	$.40	$1.00	$.77
	Discontinued operations	$—	$—	$.01	$—	$.01

	Net income	$.42	$.58	$.41	$1.00	$.78
	Diluted:
	Income from continuing operations before cumulative effect of accounting change	$.42	$.57	$.40	$.99	$.78
	Cumulative effect of accounting change	—	—	—	—	(.01)

	Continuing operations	$.42	$.57	$.40	$.99	$.77
	Discontinued operations	$—	$—	$.01	$—	$.01

	Net income	$.42	$.57	$.41	$.99	$.78

Shares	Basic average shares outstanding	419,015	421,668	431,253	420,341	431,341
outstanding	Common stock equivalents	4,780	5,435	2,051	5,134	1,792

	Diluted average shares outstanding	423,795	427,103	433,304	425,475	433,133

(a)	Calculated based on unrounded numbers.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		June 30, 2004	Dec. 31, 2003	June 30, 2003
Assets	Cash and due from banks	$3,172	$2,602	$3,026
	Interest-bearing deposits with banks	2,928	2,775	2,429
	Federal funds sold and securities under resale agreements	1,676	703	3,164
	Other money market investments	121	216	146
	Trading account securities	219	266	707
	Securities available for sale	11,331	10,690	12,538
	Investment securities (approximate fair value of $251, $308 and $431)	244	297	415
	Loans, net of unearned discount of $27, $30 and $34	6,963	7,467	7,692
	Reserve for loan losses	(96)	(103)	(113)

	Net loans	6,867	7,364	7,579
	Premises and equipment	678	668	696
	Goodwill	2,200	2,194	2,074
	Other intangibles	104	100	106
	Assets of discontinued operations	—	187	—
	Other assets	5,554	5,921	6,064

	Total assets	$35,094	$33,983	$38,944

Liabilities	Noninterest-bearing deposits in domestic offices	$7,461	$7,310	$13,007
	Interest-bearing deposits in domestic offices	9,604	8,099	7,298
	Interest-bearing deposits in foreign offices	5,437	5,434	4,190

	Total deposits	22,502	20,843	24,495
	Federal funds purchased and securities under repurchase agreements	862	754	942
	U.S. Treasury tax and loan demand notes	4	6	6
	Commercial paper	6	10	4
	Other funds borrowed	214	314	871
	Reserve for unfunded commitments	73	75	66
	Other liabilities	2,421	2,861	3,558
	Notes and debentures (with original maturities over one year)	4,221	4,209	4,320
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (a)	1,042	1,057	—
	Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts (a)	—	—	1,058
	Liabilities of discontinued operations	—	152	—

	Total liabilities	31,345	30,281	35,320

Shareholders’	Common stock - $.50 par value
equity	Authorized - 800,000,000 shares
	Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,917	1,901	1,890
	Retained earnings	6,179	5,934	5,705
	Accumulated unrealized gain (loss), net of tax	(90)	26	80
	Treasury stock of 164,658,700; 161,629,563; and 158,046,228 shares at cost	(4,551)	(4,453)	(4,345)

	Total shareholders’ equity	3,749	3,702	3,624

	Total liabilities and shareholders’ equity	$35,094	$33,983	$38,944

(a)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. See Note 15 of the Corporation’s 2003 Financial Annual Report for a further discussion.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Six months ended June 30,
(in millions)		2004	2003
Cash flows from	Net income	$421	$336
operating activities	Income from discontinued operations	1	4

	Net income from continuing operations	420	332
	Adjustments to reconcile net income to net cash provided by operating activities:
	Cumulative effect of accounting change	—	7
	Depreciation and other amortization	82	79
	Deferred income tax expense	143	53
	Provision for credit losses	(7)	7
	Net gains on sales of securities	(8)	(32)
	Gain on sale of portion of indirect investment in Shinsei Bank	(93)	—
	Pension expense (credit)	6	(14)
	Net (increase) decrease in trading account securities	47	(40)
	Changes in accruals and other, net	(81)	(162)

	Net cash provided by operating activities	509	230

Cash flows from	Net increase in term deposits and other money market investments	(58)	(644)
investing activities	Net increase in federal funds sold and securities under resale agreements	(973)	(935)
	Purchases of securities available for sale	(3,823)	(9,197)
	Proceeds from sales of securities available for sale	626	895
	Proceeds from maturities of securities available for sale	2,251	7,511
	Purchases of investment securities	—	(9)
	Proceeds from maturities of investment securities	53	120
	Proceeds from the sale of portion of indirect investment in Shinsei Bank	120	—
	Net principal repayments (advances) of loans to customers	(57)	400
	Proceeds from the sales and securitizations of loans	553	335
	Purchases of premises and equipment/capitalized software	(91)	(90)
	Net cash disbursed in acquisitions	(23)	(7)
	Net increase (decrease) from other investing activities	53	(89)

	Net cash used in investing activities	(1,369)	(1,710)

Cash flows from	Net increase in deposits	1,659	1,838
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	108	209
	Net increase (decrease) in other funds borrowed	(102)	110
	Net decrease in commercial paper	(4)	(5)
	Repayments of longer-term debt	(205)	(303)
	Net proceeds from issuance of longer-term debt	298	109
	Dividends paid on common stock	(144)	(115)
	Proceeds from issuance of common stock	21	18
	Repurchase of common stock	(198)	(86)

	Net cash provided by financing activities	1,433	1,775
	Effect of foreign currency exchange rates	(3)	3

Change in cash and	Net increase in cash and due from banks	570	298
due from banks	Cash and due from banks at beginning of period	2,602	2,728

	Cash and due from banks at end of period	$3,172	$3,026

Supplemental	Interest paid	$146	$200
disclosures	Net income taxes paid (a)	154	73

(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2004 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at March 31, 2004	$294	$1,910	$6,095	$106	$(4,539)	$3,866
Comprehensive results:
Net income	—	—	176	—	—	176
Other comprehensive results, net of tax	—	—	—	(196)	—	(196)

Total comprehensive results	—	—	176	(196)	—	(20)
Dividends on common stock at $.18 per share	—	—	(76)	—	—	(76)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	4	3
Stock awards and options exercised	—	7	(14)	—	19	12
Repurchase of common stock	—	—	—	—	(46)	(46)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under the 401(k) Retirement Saving Plan	—	—	(1)	—	10	9

Balance at June 30, 2004	$294	$1,917	$6,179	$(90)	$(4,551)	$3,749

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at March 31, 2003	$294	$1,887	$5,601	$60	$(4,319)	$3,523
Comprehensive results:
Net income	—	—	175	—	—	175
Other comprehensive results, net of tax	—	—	—	20	—	20

Total comprehensive results	—	—	175	20	—	195
Dividends on common stock at $.14 per share	—	—	(59)	—	—	(59)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Stock awards and options exercised	—	2	(12)	—	19	9
Repurchase of common stock	—	—	—	—	(58)	(58)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under the 401(k) Retirement Saving Plan	—	1	—	—	8	9

Balance at June 30, 2003	$294	$1,890	$5,705	$80	$(4,345)	$3,624

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

Six months ended June 30, 2004 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2003	$294	$1,901	$5,934	$26	$(4,453)	$3,702
Comprehensive results:
Net income	—	—	421	—	—	421
Other comprehensive results, net of tax	—	—	—	(116)	—	(116)

Total comprehensive results	—	—	421	(116)	—	305
Dividends on common stock at $.34 per share	—	—	(144)	—	—	(144)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	7	6
Stock awards and options exercised	—	16	(30)	—	70	56
Repurchase of common stock	—	—	—	—	(198)	(198)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	3	3
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	2	2
Common stock issued under the 401(k) Retirement Saving Plan	—	—	(1)	—	18	17

Balance at June 30, 2004	$294	$1,917	$6,179	$(90)	$(4,551)	$3,749

Mellon Financial Corporation (and its subsidiaries)

Six months ended June 30, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2002	$294	$1,886	$5,514	$41	$(4,340)	$3,395
Comprehensive results:
Net income	—	—	336	—	—	336
Other comprehensive results, net of tax	—	—	—	39	—	39

Total comprehensive results	—	—	336	39	—	375
Dividends on common stock at $.27 per share	—	—	(115)	—	—	(115)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	6	5
Stock awards and options exercised	—	3	(27)	—	49	25
Repurchase of common stock	—	—	—	—	(86)	(86)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	8	7
Common stock issued under the 401(k) Retirement Saving Plan	—	1	(1)	—	18	18

Balance at June 30, 2003	$294	$1,890	$5,705	$80	$(4,345)	$3,624

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of the Corporation are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Corporation’s 2003 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. Certain prior period balance sheet amounts have been reclassified to conform with current period presentation.

Pro forma cost of stock options

Effective Jan. 1, 2003, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the second quarter of 2004, options totaling 472,383 shares were granted with a weighted-average fair value of $6.69 per share. Stock option expense was determined by using the Black-Scholes option pricing model and totaled $3 million after-tax in the second quarter of 2004, less than $1 million after-tax in the second quarter of 2003 and $3 million after-tax in the first quarter of 2004. As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to all awards in each period. Awards under the Corporation’s plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards granted in prior periods.

Pro forma income from continuing operations (dollar amount in millions)	Quarter ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003 (a)
Income as reported	$176	$244	$173	$420	$339
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (b)	7	8	4	15	8
Deduct: Total stock-based employee compensation expense, using retroactive method, determined under fair value based method for all awards, net of tax (b)	(12)	(14)	(12)	(26)	(25)

Pro forma income	$171	$238	$165	$409	$322

Earnings per share:
Basic - as reported	$.42	$.58	$.40	$1.00	$.79
Basic - pro forma	$.41	$.56	$.38	$.97	$.75
Diluted - as reported	$.42	$.57	$.40	$.99	$.78
Diluted - pro forma	$.40	$.56	$.38	$.96	$.74

(a)	Income as reported, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.

(b)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $4 million, $5 million and $4 million for the second quarter of 2004, first quarter of 2004, and second quarter of 2003, respectively, and $9 million and $8 million for the first six months of 2004 and first six months of 2003, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1 — Basis of presentation and informational disclosures (continued)

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options. The fair value of each stock option was estimated on the date of the grant using the following weighted-average assumptions for 2004 and 2003, respectively: (1) expected dividend yields of 2.2% and 2.1%; (2) risk-free interest rates of 3.7% and 3.4%; (3) expected volatility of 25% and 27%; and (4) expected lives of options of 5.7 years and 5.5 years.

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

Guarantees

At June 30, 2004, the Corporation had a liability of $10 million related to standby letters of credit issued or modified since Dec. 31, 2002. As required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), the fair value of the liability, which was recorded with a corresponding asset in Other assets, was estimated as the present value of contractual customer fees. For details of guarantees, see “Other guarantees and indemnities” in the table on page 46, and the paragraphs under the subheading “Other guarantees and indemnities” on page 47 as well as the Three Rivers Funding Corp. (TRFC) discussion on pages 10, 11 and 47. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Pension and other postretirement benefits

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS 132 (revised 2003) requires interim period disclosures of the components of net periodic benefit cost (credit).

Net periodic benefit cost (credit) (in millions)	Quarter ended
	June 30, 2004		March 31, 2004		June 30, 2003
	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$14	$—	$14	$—	$12	$—
Interest cost	20	1	20	1	19	1
Expected return on plan assets	(40)	—	(40)	—	(40)	—
Amortization of transition asset	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—
Recognized net actuarial (gain) loss	8	—	8	—	1	—

Net periodic benefit cost (credit)	$3	$2	$3	$2	$(7)	$2

NOTES TO FINANCIAL STATEMENTS (continued)

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

Every transaction in TRFC is structured to provide substantial loss protection and to minimize credit risk. Transactions are overcollateralized with customer receivables and structured to the equivalent of an investment grade credit rating before consideration of any liquidity or credit support by the Bank. By agreement, liquidity support is provided by the Bank up to the full amount of commercial paper outstanding. Such liquidity is provided through transaction specific funding agreements for individual sales of receivables from third parties. The Bank is obligated to provide liquidity support if collections on receivable pools are not sufficient to cover associated commercial paper that has matured and the receivables related to maturing commercial paper or proceeds from the issuance of commercial paper are insufficient to pay maturing commercial paper related to a specific third party seller (not the Bank). An obligation to make purchases under the funding agreements continues as long as TRFC is not bankrupt and the amount of the purchase does not exceed the available liquidity commitment. Liquidity support is also provided in the event of noncredit related operational reasons, or if there were to be a systemic issue with the commercial paper market that would prevent the rollover of commercial paper. Finally, the Bank has also provided a letter of credit for TRFC in support of the commercial paper issued. The maximum exposure for the letter of credit is the lesser of $400 million or 8% of the outstanding commercial paper. A drawing under the letter of credit would occur only after: a first loss credit enhancement, provided by a third party seller (not the Bank), built into each transaction is completely exhausted; the subordinated notes sold to an unrelated third party are completely exhausted and; there are not sufficient funds available from the liquidity providers to repay maturing commercial paper. The facilities that provide liquidity and credit support to TRFC are included in the off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 46. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments.

At June 30, 2004, TRFC’s receivables and commercial paper outstanding each totaled approximately $560 million compared with approximately $740 million at March 31, 2004. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $45 million at June 30, 2004 compared with $60 million at

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2 — FIN 46 Revised (continued)

March 31, 2004. The Corporation’s maximum loss exposure related to TRFC is the full amount of the liquidity facility, or approximately $560 million, at June 30, 2004. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible.

Note	3 — Contingent and deferred consideration related to acquisitions

The Corporation completed three acquisitions during the second quarter of 2004 with total initial consideration of $20 million. These acquisitions added approximately $2 billion to assets under management. Additional consideration for prior acquisitions of $2 million was also paid in the second quarter of 2004. There were no acquisitions completed during the first quarter of 2004. Additional consideration for prior acquisitions of $3 million was paid during the first quarter including approximately $2 million paid with the Corporation’s common stock.

The Corporation records contingent purchase payments when amounts are resolved and become issuable. At June 30, 2004, the Corporation was potentially obligated to pay contingent additional consideration of a minimum expected amount of approximately $45 million to a maximum expected amount of approximately $85 million for all acquisitions, over the next five years, depending on the performance of the acquired companies. None of the contingent additional consideration was recorded as goodwill at June 30, 2004. In addition, the Corporation is obligated to pay deferred consideration in equal annual installments of $12.5 million for a total of $50 million, for the Standish Mellon acquisition, the first of which was paid in the third quarter of 2003, leaving a remaining obligation of $37.5 million. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 — Securities

Securities (in millions)	June 30, 2004				Dec. 31, 2003
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$399	$—	$—	$399	$471	$—	$—	$471
Other U.S. agency	1,695	1	31	1,665	5	1	—	6
Obligations of states and political subdivisions	624	7	10	621	547	13	3	557
Mortgage-backed securities:
Federal agencies	7,690	14	142	7,562	8,772	62	63	8,771
Other	1,058	—	10	1,048	743	2	3	742

Total mortgage-backed securities	8,748	14	152	8,610	9,515	64	66	9,513
Other	36	—	—	36	145	—	2	143

Total securities available for sale	$11,502	$22	$193	$11,331	$10,683	$78	$71	$10,690

Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$196	$8	$1	$203	$243	$11	$—	$254
Other	1	—	—	1	1	—	—	1

Total mortgage-backed securities	197	8	1	204	244	11	—	255
Stock of Federal Reserve Bank	47	—	—	47	53	—	—	53

Total investment securities	$244	$8	$1	$251	$297	$11	$—	$308

Note: Gross realized gains were $9 million and gross realized losses were $1 million on sales of securities available for sale in both the second quarter of 2004 and the first six months of 2004. Gross realized gains were $62 million and gross realized losses were less than $1 million on sales of securities available for sale in the full-year 2003. At June 30, 2004 and Dec. 31, 2003, there were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

The unrealized loss on securities of $194 million primarily relates to mortgage-backed securities and was caused by interest rate increases. Approximately 97% of the temporary impairment of the securities has been in a continuous unrealized loss position for less than 12 months. There are approximately 1,100 positions that are temporarily impaired. Management believes the collection of the contractual principal and interest is probable and therefore all impairment is considered to be temporary.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first six months of 2004.

Goodwill (in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	HR&IS	Treasury Services	Other Activity	Total
Balance at Dec. 31, 2003	$737	$242	$335	$275	$413	$192	$—	$2,194
Acquired goodwill	—	—	6	—	—	—	—	6
Impairment losses	—	—	—	—	—	—	(8)	(8)
Other (a)	3	—	2	—	(5)	—	8	8

Balance at June 30, 2004	$740	$242	$343	$275	$408	$192	$—	$2,200

(a)	Other changes in goodwill include the effect of foreign exchange rates on non-dollar denominated goodwill, purchase price adjustments and certain other reclassifications, as well as the reclassification of the goodwill of a small non-strategic business to the Other Activity sector.

Acquired intangible assets

Acquired intangible assets (in millions)	Net Carrying Amount
	June 30, 2004	Dec. 31, 2003
Subject to amortization (a):
Customer base	$39	$37
Technology based	33	35
Premium on deposits	10	11
Other	5	7

Total subject to amortization	$87	$90

Not subject to amortization:
Investment management contractual relations	17	10

Total acquired intangible assets	$104	$100

(a)	Includes the foreign exchange effects on non-dollar denominated intangible assets.

N/A - Not applicable.

Intangible assets are amortized over their estimated useful lives. During the first six months of 2004, the net carrying amount of acquired intangible assets increased by $4 million due to acquisitions ($13 million), offset by amortization expense ($9 million). Based upon the current level of intangible assets, the annual amortization expense for the years 2004 through 2009 is expected to be approximately $18 million, $15 million, $15 million, $14 million, $12 million and $9 million, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Other assets

Other assets (in millions)	June 30, 2004		March 31, 2004		Dec. 31, 2003		June 30, 2003
Corporate-owned life insurance	$1,748		$1,729		$1,699		$1,614
Receivables related to foreign exchange and derivative instruments (a)	655		1,013		1,117		1,349
Prepaid pension assets	1,022		1,017		1,010		978
Equity investments	620		626		663		625
Equity in joint ventures and other investments (b)	302		330		337		307
Other prepaid expenses	151		158		144		147
Receivables and other assets	1,056	(c)	985	(c)	951	(c)	1,044

Total other assets	$5,554		$5,858		$5,921		$6,064

(a)	Reflects credit risk associated with interest rate swaps used to manage interest rate risk and derivatives used for trading activities. Credit risk associated with these instruments results from mark to market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and risk management purposes.

(b)	Relates to operating joint ventures and other investments including ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners, various HR&IS joint ventures, and Banco Brascan.

(c)	Includes the Corporation’s $31 million ownership of the common capital securities of the statutory business trusts that were deconsolidated at Dec. 31, 2003 in accordance with FIN 46 Revised.

Note 8 — Net interest revenue

		Quarter ended			Six months ended
Net interest revenue (in millions)		June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest	Interest and fees on loans (loan fees of $7, $8, $8, $15 and $16)	$70	$65	$76	$135	$157
revenue	Interest-bearing deposits with banks	14	16	13	30	27
	Federal funds sold and securities under resale agreements	2	1	2	3	5
	Other money market investments	1	1	1	2	2
	Trading account securities	1	2	5	3	8
	Securities - taxable	102	101	133	203	267
	Securities - nontaxable	9	8	7	17	15
	Other (a)	—	—	19	—	22

	Total interest revenue	199	194	256	393	503

Interest	Deposits in domestic offices	16	14	18	30	39
expense	Deposits in foreign offices	10	10	13	20	26
	Federal funds purchased and securities under repurchase agreements	3	3	7	6	9
	Other short-term borrowings	4	6	8	10	16
	Notes and debentures	34	34	34	68	63
	Junior subordinated debentures (b)	13	13	—	26	—
	Trust-preferred securities (b)	—	—	13	—	33

	Total interest expense	80	80	93	160	186

	Net interest revenue	$119	$114	$163	$233	$317

(a)	Interest revenue earned for services provided to the Department of the Treasury in excess of the value of compensating balances during the period.

(b)	Trust-preferred securities were deconsolidated at Dec. 31, 2003.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 9 — Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the distinct set of customers to which those products and services are delivered. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors: Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions (HR&IS) and Treasury Services. See Note 21 of the Corporation’s 2003 Financial Annual Report for a brief discussion of products and services offered by each business sector.

For details of business sectors, see the tables, through “Average Tier I preferred equity” on pages 32 through 34, and the first three paragraphs on page 35, as well as the first four paragraphs in the Other Activity section on page 42. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 10 — Accumulated unrealized gain (loss), net of tax

	Quarter ended
Accumulated unrealized gain (loss), net of tax (in millions)	June 30, 2004	Dec. 31, 2003	June 30, 2003
Foreign currency translation adjustment	$43	$44	$(27)
Minimum pension liability	(25)	(25)	(21)
Unrealized gain (loss) on securities available for sale	(108)	7	129
Unrealized gain (loss) on cash flow hedges	—	—	(1)

Total accumulated unrealized gain (loss), net of tax	$(90)	$26	$80

Note 11 — Legal proceedings

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

Second quarter of 2004 compared with the second quarter of 2003 and the first quarter of 2004

Consolidated net income in the second quarter of 2004 totaled $176 million, or $.42 per share. This compares to $175 million, or $.41 per share, in the second quarter of 2003 and $245 million, or $.57 per share, in the first quarter of 2004. Second quarter 2004 income from continuing operations totaled $176 million, or $.42 per share. This compares to income from continuing operations of $173 million, or $.40 per share in the second quarter of 2003 and $244 million, or $.57 per share, in the first quarter of 2004.

The results from the second quarter of 2004 included a $24 million pre-tax charge related to vacating 10 leased locations in London and moving into the Corporation’s new European Headquarters. This charge reduced the Corporation’s earnings per share by approximately $.04.

The results from the first quarter of 2004 included a pre-tax gain of $93 million from the sale of approximately 35% of the Corporation’s indirect investment in Tokyo-based Shinsei Bank, as a result of its initial public offering. Partially offsetting the gain was a pre-tax charge of $19 million associated with a writedown of small non-strategic businesses that the Corporation intends to exit. These items added approximately $.12 to the Corporation’s earnings per share from continuing operations in the first quarter of 2004.

In April 2004, the Corporation increased its quarterly common stock dividend by 13% to $.18 per common share. Over the past twelve months, the Corporation has increased its quarterly common stock dividend by 38%.

Year-to-date 2004 compared with year-to-date 2003

Consolidated net income totaled $421 million, or $.99 per share, in the first six months of 2004. This compared with consolidated net income of $336 million, or $.78 per share, in the first six months of 2003, and included the charge for the cumulative effect of the accounting change discussed in Note 1. Income from continuing operations totaled $420 million, or $.99 per share, in the first six months of 2004, compared with $339 million, or $.78 per share, before the cumulative effect of a change in accounting principle, in the first six months of 2003.

Summary of financial results (continued)

	Quarter ended			Six months ended
Returns and margin	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Return on equity (annualized) (a)(b)	18.9%	26.0%	19.5%	22.4%	19.6%
Return on assets (annualized) (a)(b)	2.13%	2.95%	2.04%	2.54%	1.99%
Pre-tax operating margin (FTE) (a)	25%	31%	25%	28%	25%

(a)	Second quarter 2004 results include a $24 million, or $.04 per share, charge relating to vacating 10 leased locations in London and moving into the Corporation’s new European Headquarters. Excluding this charge, return on equity and return on assets on a continuing operations basis would have been 20.7% and 2.32%, respectively, and the pre-tax operating margin would have been 27%. First quarter 2004 results include the gain from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank and the charge associated with a writedown of small non-strategic businesses that the Corporation intends to exit. The combination of these items, which totaled $74 million pre-tax, added $.12 per share to the first quarter 2004 results. Excluding these items, return on equity and return on assets on a continuing operations basis would have been 20.7% and 2.35%, respectively, and the pre-tax operating margin would have been 27%. The return on equity and return on assets on a continuing operations basis for the first six months of 2004, excluding the items mentioned above for the first and second quarters, would have been 20.7% and 2.34%, respectively.

(b)	Returns presented in the table for the first six months of 2003 are before the cumulative effect of a change in accounting principle. Return on equity on a net income basis was 18.9%, 26.1% and 19.7% for the second quarter 2004, first quarter 2004, and second quarter 2003, respectively, and 22.5% and 19.4% for the first six months of 2004 and the first six months of 2003, respectively. Return on assets on a net income basis was 2.13%, 2.96% and 2.04% for the second quarter 2004, first quarter 2004, and second quarter 2003, respectively, and 2.54% and 1.95% for the first six months of 2004 and the first six months of 2003, respectively. For the second quarter and first six months of 2003, the return on assets, on a continuing operations basis, was calculated excluding both the results and assets of the fixed income trading business even though the prior period balance sheet was not restated for discontinued operations.

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted. Throughout this Quarterly Report on Form 10-Q, certain measures, which are noted, exclude the $24 million London space consolidation charge recorded in the second quarter of 2004 and the other items totaling a positive $74 million recorded in the first quarter of 2004. The Corporation believes these measures are useful in analyzing the financial results and trends of ongoing operations and facilitate the comparisons with other financial institutions and are the basis on which the Corporation’s management internally evaluates performance.

Acquisition of remaining 70% of Pareto Partners

In July 2004, the Corporation announced that it has signed a definitive agreement to acquire the 70% of Pareto Partners that it does not currently own. The Corporation will acquire Pareto’s currency management business, which manages $35 billion in assets and Pareto’s fixed-income asset management business, which manages $3 billion in assets. In a separate transaction, Pareto will sell its New York-based core/core plus and high-yield fixed income asset management business, with approximately $3 billion under management, to MacKay Shields LLC, a unit of New York Life Insurance. The transaction is expected to close in the third quarter of 2004, subject to regulatory and other approvals.

Acquisition of Evaluation Associates Capital Markets

In August 2004, the Corporation completed its previously announced acquisition of Evaluation Associates Capital Markets (EACM), a Norwalk, CT-based asset manager that serves clients worldwide. EACM, which has been in business since 1984, has $4.6 billion in assets under management. In its hedge fund-of-fund strategies with managed assets of approximately $2.9 billion, EACM invests in a wide range of approaches, including relative value, event-driven and directional strategies. In its manager of managers strategies, where it manages $1.7 billion in assets, EACM selects and oversees diversified teams of long-only equity and fixed income money managers.

Summary of financial results (continued)

Currency rate fluctuations, FTE presentation and unrounded numbers

The Corporation’s financial results, as well as its levels of assets under management, administration and custody, are impacted by the translation of financial results denominated in non-U.S. currencies to the U.S. dollar. The Corporation is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian dollar and the Euro. As the U.S. dollar depreciates versus these currencies, the translation impact is a higher level of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody. Conversely, as the U.S. dollar appreciates, the translated levels of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody will be lower. At June 30, 2004 the U.S. dollar depreciated versus the currencies noted above when compared to June 30, 2003. The U.S. Dollar depreciated versus the British Pound and appreciated versus the Canadian Dollar and the Euro when compared to Dec. 31, 2003. Throughout this report the translation impact of foreign currencies will be referred to as “the effect of foreign exchange rates.”

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

Noninterest revenue

	Quarter ended				Six months ended
Noninterest revenue (dollar amounts in millions, unless otherwise noted)	June 30, 2004	March 31, 2004		June 30, 2003	June 30, 2004		June 30, 2003
Trust and investment fee revenue:
Investment management	$385	$405		$334	$790		$652
Human resources & investor solutions	233	233		245	466		485
Institutional trust and custody	133	133		116	266		225
Securities lending revenue	24	18		22	42		37

Total trust and investment fee revenue	775	789		717	1,564		1,399
Cash management revenue	79	78		71	157		143
Foreign exchange trading revenue	50	57		28	107		66
Financing-related revenue	30	35		38	65		70
Equity investment revenue	9	98		(18)	107		(15)
Other revenue	19	14		13	33		24

Total fee and other revenue	962	1,071		849	2,033		1,687
Gains on sales of securities	8	—		21	8		32

Total noninterest revenue	$970	$1,071		$870	$2,041		$1,719

Fee revenue as a percentage of fee and net interest revenue (FTE)	89%	90	% (a)	84%	90	% (a)	84%
Market value of assets under management at period-end (in billions)	$679	$679		$612
Market value of assets under administration or custody at period-end (in billions)	$2,968	$2,944		$2,510
S&P 500 Index - period-end	1141	1126		975	1141		975
S&P 500 Index - daily average	1123	1133		938	1128		900

(a)	Excluding the gain on the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank, fee revenue as a percentage of fee and net interest revenue (FTE) would have totaled 89% in both the first quarter of 2004 and first six months of 2004.

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on the sales of securities.

Fee revenue

Fee revenue of $962 million in the second quarter of 2004 increased $113 million, or 13%, from $849 million in the second quarter of 2003, primarily due to increases in trust and investment fee revenue, equity investment revenue, foreign exchange trading revenue and the favorable translation impact of the weaker U.S. dollar on non-U.S. revenues. The effect of foreign exchange rates accounted for $8 million of the increase in fee revenue in the second quarter of 2004 compared with the second quarter of 2003, and is primarily reflected in trust and investment fee revenue.

Fee revenue in the first quarter of 2004 included a pre-tax gain of $93 million from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank. This gain is included in equity investment revenue in the table above. Excluding this gain, fee revenue decreased $16 million compared to the first quarter of 2004 resulting from a $22 million seasonal decrease in performance fees (included in investment management revenue in the table above), as well as lower foreign exchange trading and financing-related revenue partially offset by a seasonal increase in securities lending revenue and higher other revenue. Out-of-pocket expense reimbursements recorded as fee revenue totaled $25 million in the second quarter 2004 compared with $21 million in the first quarter 2004 and $31 million in the second quarter 2003. Client reimbursable out-of-pocket expenses are recorded as operating expenses, as discussed on page 31.

Noninterest revenue (continued)

Investment management fee revenue

Changes in market value of assets under management for second quarter 2004 - by Business Sector

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at March 31, 2004	$469	(a)	$163	$47	$679
Net inflows (outflows):
Long-term	—		1	(1)	—
Money market	—		(2)	—	(2)

Total net (outflows)	—		(1)	(1)	(2)
Net market appreciation	—		—	—	—
Acquisitions	—		2	—	2

Market value of assets under management at June 30, 2004	$469	(a)	$164	$46	$679

(a)	Includes securities lending assets advised by Institutional Asset Management of $64 billion and $68 billion at March 31, 2004 and June 30, 2004, respectively. Revenue earned on these assets is reported in Securities lending revenue on the income statement and in the Asset Servicing sector.

Changes in market value of assets under management from June 30, 2003 to June 30, 2004

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at June 30, 2003	$392	(a)	$176	$44	$612
Net inflows (outflows):
Long-term	20		2	(2)	20
Money market	24		(23)	—	1

Total net inflows (outflows)	44		(21)	(2)	21
Net market appreciation (b)	39		7	3	49
Acquisitions (divestitures)	(6)		2	1	(3)

Market value of assets under management at June 30, 2004	$469	(a)	$164	$46	$679

(a)	Includes securities lending assets advised by Institutional Asset Management of $51 billion and $68 billion at June 30, 2003 and June 30, 2004, respectively. Revenue earned on these assets is reported in Securities lending revenue on the income statement and in the Asset Servicing sector.

(b)	Also includes the effect of changes in foreign exchange rates.

Noninterest revenue (continued)

	Quarter ended			Six months ended
Investment management fee revenue - by business sector (in millions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Institutional Asset Management
Institutional and private clients	$105	$105	$83	$210	$163
Performance fees	17	39	8	56	7
Mutual funds	42	39	31	81	59

Total	164	183	122	347	229
Mutual Funds
Mutual funds	129	129	130	258	262
Institutional and private clients	8	9	8	17	14

Total	137	138	138	275	276
Private Wealth Management
Private clients	75	74	65	149	130
Human Resources & Investor Solutions
Mutual funds (a)	9	10	9	19	17

Total investment management fee revenue	$385	$405	$334	$790	$652

(a)	Earned from mutual fund investments in employee benefit plans administered in this sector.

Investment management fee revenue is dependent on the overall level and mix of assets under management and the management fees charged for managing those assets. The Corporation estimates that a sustained (one-year) 100-point change in the Standard & Poor’s (S&P) 500 Index, when applied to the Corporation’s mix of assets under management, would result in a change of approximately $40 million to $50 million annually in investment management fees, excluding performance fees. For any given quarterly reporting period, the actual impact may vary from what might be estimated using that sensitivity, since Institutional Asset Management records investment management revenue based on quarter-end asset under management levels, Mutual Funds based on daily asset under management levels and Private Wealth Management based on prior months’ asset under management levels. The actual impact will also vary with changes in asset mix, the timing of flows, the relationship of other benchmarks used versus the S&P 500 Index and other factors. It should also be noted that there is a corresponding change in incentive expense with a change in investment management fees. The relevant changes in the S&P 500 Index for the second quarter of 2004 compared with prior quarters are as follows.

	Quarter ended			June 30, 2004 compared with
S&P 500 Index				March 31, 2004		June 30, 2003
	June 30, 2004	March 31, 2004	June 30, 2003	Index	Percentage	Index	Percentage
Period-end	1141	1126	975	15	1.3%	166	17.1%
Daily average	1123	1133	938	(10)	(0.8)%	185	19.7%

Investment management revenue in the second quarter of 2004 increased $51 million, or 15%, compared with the second quarter of 2003 and decreased $20 million, or 5% (unannualized), compared with the first quarter 2004. The increase compared with the second quarter of 2003 resulted from improved equity markets, net inflows, a $9 million increase in performance fees and the effect of foreign exchange rates. The decrease compared with the first quarter 2004 resulted from a $22 million decrease in performance fees. Performance fees are earned by investment managers when the investment performance of their products exceeds various benchmarks and tend to be highest for the Corporation in the fourth quarter, followed by the first quarter.

The largest category of investment management fees is from mutual funds. Managed mutual fund fees totaled $180 million in the second quarter of 2004, an increase of $10 million, or 6%, compared with the second quarter of 2003 and an increase of $2 million, or less than 1%, compared with the first quarter of 2004. The increase

Noninterest revenue (continued)

compared with the second quarter of 2003 primarily resulted from the positive effect of improved equity markets which more than offset the effect of a lower average level of managed money market and bond and fixed-income funds.

	Quarter ended			Six months ended
Managed mutual fund fee revenue (a) (in millions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Equity funds	$79	$74	$55	$153	$106
Money market funds	59	58	68	117	141
Bond and fixed-income funds	31	34	39	65	74
Nonproprietary	11	12	8	23	17

Total managed mutual funds	$180	$178	$170	$358	$338

(a)	Net of mutual fund fees waived and fund expense reimbursements of $11 million, $10 million, $10 million $21 million and $20 million, respectively.

Mutual fund management fees are based upon the daily average net assets of each fund. The average net assets of proprietary mutual funds managed decreased $5 billion in the second quarter of 2004 compared with the second quarter of 2003 primarily resulting from outflows of institutional money market funds partially offset by equity market appreciation.

	Quarter ended
Average assets of proprietary mutual funds (in billions)	June 30, 2004	March 31, 2004	June 30, 2003
Equity funds	$51	$48	$37
Money market funds	96	96	112
Bond and fixed-income funds	23	25	26

Total average proprietary mutual fund assets managed	$170	$169	$175

In the second quarter of 2004, total proprietary managed mutual funds generated 40 basis points, on an annualized basis, compared with 37 basis points in the second quarter of 2003 and 40 basis points in the first quarter of 2004. For the second quarter of 2004, the second quarter of 2003 and the first quarter of 2004, the Corporation generated, on an annualized basis, 63, 60 and 62 basis points of investment management fees on average proprietary equity mutual funds; 24, 24 and 24 basis points on average proprietary money market funds; and 55, 57 and 56 basis points on average proprietary bond and fixed-income funds, respectively.

Noninterest revenue (continued)

As shown in the following table, the market value of assets under management was $679 billion at June 30, 2004, a $67 billion, or 11%, increase from $612 billion at June 30, 2003 and unchanged from March 31, 2004.

Market value of assets under management at period-end (in billions)	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Mutual funds managed:
Equity funds	$52	$49	$47	$41	$38
Money market funds	94	96	99	105	117
Bond and fixed-income funds	23	24	25	26	27
Nonproprietary	30	31	26	24	21

Total mutual funds managed	199	200	197	196	203
Institutional and private client assets under management (a)	480	479	460	429	409

Total market value of assets under management	$679	$679	$657	$625	$612
S&P 500 Index - period-end	1141	1126	1112	996	975
S&P 500 Index - daily average	1123	1133	1056	1000	938

(a)	Includes assets managed at Pareto Partners of $41 billion, $40 billion, $40 billion, $37 billion and $35 billion, respectively. The Corporation has a 30% equity interest in Pareto Partners, which is accounted for under the equity method of accounting. As discussed on page 17, in July 2004, the Corporation signed a definitive agreement to acquire the 70% of Pareto Partners that it does not currently own.

Composition of assets under management at period-end	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Equity funds	36%	36%	36%	34%	32%
Money market funds	22	24	25	27	29
Bond and fixed-income funds	21	20	20	21	21
Securities lending cash collateral	12	11	10	10	10
Overlay and global fixed-income products	9	9	9	8	8

Total	100%	100%	100%	100%	100%

Human resources & investor solutions (HR&IS) fee revenue

HR&IS fee revenue is generated from consulting, outsourcing and shareholder services. Consulting fee revenue is somewhat dependent on discretionary corporate spending on the design and implementation of retirement, benefits, shareholder and compensation programs and other project work. Clients are generally billed on an hourly basis at rates that vary based upon staff level and experience. Consultant utilization, a key revenue driver, is a function of work levels and headcount. Outsourcing and benefit plan administration fees are influenced by number of employees serviced, plan participant counts, volume of transactions processed, project work and market value of benefit plan assets under administration. Shareholder services consist of a diverse array of products to shareholders and corporations including stock transfer and record keeping services, investment plan services, demutualizations, corporate actions and unclaimed property services. HR&IS fee revenue totaled $233 million in the second quarter of 2004, a decrease of $12 million, or 5%, from the second quarter of 2003, reflecting lower out-of-pocket expense reimbursements, lower consulting revenue primarily in the retirement business, and lower client volumes. HR&IS fee revenue was unchanged from the first quarter of 2004 as higher out-of-pocket expense reimbursements were offset by lower consulting revenue in the retirement business and lower client volumes.

Noninterest revenue (continued)

Institutional trust and custody revenue

Institutional trust and custody fees are dependent on a number of factors, including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided, such as performance analytics. It also includes professional and license fees for software products offered by Eagle Investment Systems which are dependent on discretionary spending decisions by investment managers. Institutional trust and custody revenue increased $17 million, or 15%, in the second quarter of 2004 compared with the second quarter of 2003 and was unchanged compared to the first quarter of 2004. The increase primarily resulted from net new business and improved market conditions.

As shown in the following table, assets under administration or custody totaled $2.968 trillion at June 30, 2004, an increase of $458 billion, or 18%, compared with $2.510 trillion at June 30, 2003 and an increase of $24 billion, or less than 1% (unannualized), compared with $2.944 trillion at March 31, 2004. The increases compared with the prior periods resulted from net new business and market appreciation. The increase compared with the second quarter of 2003 also reflected the effect of foreign exchange rates.

Market value of assets under administration or custody at period-end (in billions)	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Market value of assets under administration or custody (a)	$2,968	$2,944	$2,845	$2,611	$2,510
S&P 500 Index - period-end	1141	1126	1112	996	975

(a)	Includes assets under administration or custody by CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce, of $428 billion, $442 billion, $439 billion, $390 billion and $382 billion, respectively, and, by ABN AMRO Mellon Global Securities Services B.V., a joint venture between the Corporation and ABN AMRO, of $320 billion, $312 billion, $299 billion, $272 billion and $262 billion, respectively. The market rate of exchange at the close of business was $.7454, $.7607, $.7750, $.7409 and $.7373, respectively, for one Canadian dollar. The market rate of exchange at the close of business was $1.2163, $1.2313, $1.2610, $1.1669 and $1.1496, respectively, for one Euro.

Securities lending revenue

Securities lending revenue totaled $24 million in the second quarter of 2004 compared with $22 million in the second quarter of 2003 and $18 million in the first quarter of 2004. The increase compared with the second quarter of 2003 primarily resulted from higher domestic volumes partially offset by narrower domestic and international margins in the historically low interest rate environment. The increase compared with the first quarter of 2004 primarily resulted from higher seasonal international volumes and margins, which more than offset narrower domestic margins. The average level of securities on loan totaled $90 billion in the second quarter of 2004 compared with $67 billion in the second quarter of 2003 and $83 billion in the first quarter of 2004.

Cash management revenue

Cash management fee revenue of $79 million in the second quarter of 2004 increased $8 million compared with the second quarter of 2003 and increased $1 million compared with the first quarter of 2004. The increase compared with the second quarter of 2003 resulted from a change in the manner in which the Corporation was paid for certain cash management and merchant card services by the Department of the Treasury, a major cash management customer, beginning in mid-July 2003. This revenue, which totaled $11 million in the second quarter of 2004, previously would have been recorded as net interest revenue, because it was paid via

Noninterest revenue (continued)

compensating balance earnings. The decrease in cash management fee revenue, excluding the impact of this classification change, compared to the second quarter of 2003 was primarily due to lower processing revenues.

Foreign exchange trading revenue

Foreign exchange trading revenue totaled $50 million in the second quarter of 2004, a $22 million, or 82%, increase compared with the second quarter of 2003 and a $7 million, or 12% (unannualized), decrease compared with the first quarter of 2004. The increase compared with the prior year period resulted in part from costs in the second quarter of 2003 associated with hedging specific customer-driven options contracts during a period of market volatility. The increase over the prior year period also related to higher client trading volumes in the second quarter of 2004. The decrease compared with the first quarter of 2004 primarily resulted from slightly lower client volumes and lower volatility in key currencies.

Financing-related revenue

Financing-related revenue primarily includes loan commitment fees; letters of credit and acceptance fees; gains or losses on securitizations, loan sales and lease residuals; and returns from corporate-owned life insurance. Financing-related revenue totaled $30 million in the second quarter of 2004, a decrease of $8 million compared with the second quarter of 2003 and a decrease of $5 million compared with the first quarter of 2004 primarily reflecting lower death benefits and yields on corporate-owned life insurance.

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

	Quarter ended			Six months ended
Equity investment revenue - gain (loss) (in millions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Venture capital activity - realized and unrealized gain (loss):
Private and publicly held direct investments	$—	$4	$(5)	$4	$6
Third party indirect funds	8	(3)	(8)	5	(18)

Total venture capital activity	8	1	(13)	9	(12)
Equity income (loss) and gains on the sale of other equity investments	1	97	(5)	98	(3)

Total equity investment revenue	$9	$98	$(18)	$107	$(15)

The $8 million of venture capital gains in the second quarter of 2004 resulted from realized gains from indirect funds, as gains from sales of direct investments were offset by negative valuation adjustments of private direct investments in technology companies. The $13 million of venture capital losses in the second quarter of 2003 primarily resulted from $13 million of negative fair value adjustments and management fees for third party indirect funds across all sectors, partially offset by $5 million of realized gains from third party indirect funds. The $5 million of losses from direct investments primarily resulted from a negative valuation adjustment of a telecommunication company in the technology sector. The first quarter of 2004 included the $93 million gain on the sale of a portion of the Shinsei Bank non-venture capital indirect investment. The Corporation’s remaining book value of this investment is $49 million.

Noninterest revenue (continued)

See pages 61 and 62 of the Corporation’s 2003 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of the venture capital investments. At both June 30, 2004 and March 31, 2004, approximately 60% of the direct investment portfolio was rated as “superior” or “meets expectations,” the two best ratings. However, changing economic conditions and broader equity markets could result in valuation changes in the future. See the table on page 43 of this report for the second quarter 2004 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Other revenue

Other revenue totaled $19 million in the second quarter of 2004, compared with $13 million in the second quarter of 2003 and $14 million in the first quarter of 2004. The increase compared with the prior year period primarily resulted from higher merchant card revenue, as the revenue earned from the Department of the Treasury was recorded as net interest revenue prior to mid-July 2003. The increase compared with the first quarter of 2004 resulted from several factors, including a gain on the sale of assets and higher merchant card revenue.

Year-to-date 2004 compared with year-to-date 2003

Fee revenue for the first six months of 2004 totaled $2.033 billion, an increase of $346 million, or 20%, from $1.687 billion in the first six months of 2003. Excluding the $93 million gain from the sale of the indirect investment in Shinsei Bank, fee revenue increased 15% compared with the first six months of 2003, primarily due to increases in trust and investment fee revenue, equity investment revenue, foreign exchange trading revenue and the favorable effect of foreign exchange rates. The effect of foreign exchange rates accounted for $21 million of the increase in fee revenue in the first six months of 2004, compared with the first six months of 2003, and is primarily reflected in trust and investment fee revenue. Trust and investment fee revenue increased $165 million, or 12%, primarily due to improved equity markets, higher performance fees and higher institutional trust and custody revenue.

Gains on sales of securities

The gains on the sales of securities of $8 million in the second quarter of 2004 primarily resulted from the sale of $106 million of preferred stock received as consideration for the disposition of commercial loans and commitments in late 2001.

Gross joint venture fee revenue (supplemental information)

The Corporation accounts for its interests in joint ventures under the equity method of accounting, with its share of the equity income from all joint ventures of $10 million, $10 million and $9 million, in the second quarter of 2004, second quarter of 2003 and first quarter of 2004, respectively, recorded primarily as trust and investment fee revenue. The Corporation’s share of gross joint venture fee revenues and expenses is not included in the Corporation’s reported fee revenue and operating expense. The following table presents, for informational purposes, the components of gross joint venture fee revenue and the trend of revenue growth for the Corporation’s 50% owned joint ventures that are part of the Asset Servicing sector.

Noninterest revenue (continued)

	Quarter ended			Six months ended
Gross joint venture fee revenue (a) (in millions, preliminary)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Trust and investment	$83	$76	$77	$159	$142
Foreign exchange trading	9	12	8	21	13

Total gross joint venture fee revenue	$92	$88	$85	$180	$155

(a)	The 50% owned joint ventures are ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company and Russell/Mellon Analytical Services, which are part of the Asset Servicing sector.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $123 million in the second quarter of 2004, a decrease of $44 million compared with $167 million in the second quarter of 2003 and an increase of $5 million compared with $118 million in the first quarter of 2004. The net interest margin was 2.24% in the second quarter of 2004, down 73 basis points compared with 2.97% in the second quarter of 2003 and up 7 basis points compared with 2.17% in the first quarter of 2004. The decrease in net interest revenue compared with the second quarter of 2003 resulted in part from the mid-July 2003 change in the manner in which the Department of the Treasury is paying for certain cash management and merchant card services, as well as the continued reduction in loans. The revenue from the Department of the Treasury, which totaled $17 million in the second quarter of 2004, was recorded as cash management fee revenue ($11 million) and other revenue ($6 million). In the second quarter of 2003, such revenue was recorded as net interest revenue because it was paid via compensating balance earnings. Excluding the revenue earned from the Department of the Treasury, net interest revenue would have been $144 million for the quarter ended June 30, 2003.

The increase in net interest revenue compared with the first quarter of 2004 included recognition of $3 million of interest previously applied to principal, upon repayment of a loan to a California-based electric and natural gas utility company that had been on nonperforming status as discussed on page 48, as well as a higher level of average securities.

Year-to-date 2004 compared with year-to-date 2003

Net interest revenue on a fully taxable equivalent basis totaled $241 million in the first six months of 2004 compared with $325 million in the first six months of 2003. The net interest margin was 2.20% in the first six months of 2004 and 2.86% in the first six months of 2003. The decrease of $84 million and 66 basis points in net interest revenue and the net interest margin, respectively, was primarily due to the same factors that resulted in the decrease in the second quarter of 2004 compared with the second quarter of 2003, as well as a lower level of higher coupon mortgage-backed securities.

The Corporation has narrowed its strategic focus in recent years, which has resulted in a different mix of businesses and a smaller balance sheet. As a consequence, the Corporation has reduced credit availability to the corporate and institutional marketplace. For the remainder of 2004, quarterly net interest revenue is expected to range between $115 million and $120 million on a fully taxable equivalent basis, assuming a gradual and measured increase in interest rates and allowing for tactical investment decisions.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	June 30, 2004		March 31, 2004		June 30, 2003
(dollar amounts in millions)	Average balance	Average yields/ rates	Average balance	Average yields/ rates	Average balance		Average yields/ rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,048	2.87%	$2,319	2.73%	$2,013		2.69%
Federal funds sold and securities under resale agreements	487	1.10	469	1.05	605		1.29
Other money market investments	168	1.78	198	1.55	147		2.30
Trading account securities	268	2.09	356	2.47	761		4.71
Securities:
U.S. Treasury and agency securities (a)	9,831	3.65	9,305	3.66	10,238		4.53
Obligations of states and political subdivisions (a)	560	7.26	543	7.35	519		6.83
Other (a)	1,322	4.92	1,124	6.45	687		11.34
Loans, net of unearned discount	7,491	3.75	7,489	3.51	7,915		3.84

Total interest-earning assets	22,175	3.69	21,803	3.65	22,885	(b)	4.63
Cash and due from banks	2,601		2,503		2,181
Premises and equipment	682		670		699
Other assets	8,079		8,308		8,480
Reserve for loan losses	(94)		(103)		(117)

Total assets	$33,443		$33,181		$34,128

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$7,583	0.68%	$7,151	0.69%	$6,308		0.93%
Savings certificates	218	2.46	240	2.19	240		2.40
Other time deposits	300	1.45	310	1.29	400		1.46
Deposits in foreign offices	4,760	0.86	4,865	0.83	4,550		1.17

Total interest-bearing deposits	12,861	0.79	12,566	0.79	11,498		1.07
Federal funds purchased and securities under repurchase agreements	1,478	0.81	1,476	0.83	2,515		1.16
U.S. Treasury tax and loan demand notes	338	0.86	414	0.88	597		1.23
Commercial paper	10	0.52	25	0.80	16		0.75
Other funds borrowed	173	9.23	244	7.81	583		6.76
Notes and debentures (with original maturities over one year)	4,242	3.20	4,196	3.25	4,312		3.16
Junior subordinated debentures (c)	1,011	5.28	1,026	5.19	—		—
Trust-preferred securities (c)	—	—	—	—	1,040		5.00

Total interest-bearing liabilities	20,113	1.60	19,947	1.62	20,561		1.88
Total noninterest-bearing deposits	6,915		6,661		7,569
Other liabilities (a)	2,619		2,831		2,582

Total liabilities	29,647		29,439		30,712
Shareholders’ equity (a)	3,796		3,742		3,416

Total liabilities and shareholders’ equity	$33,443		$33,181		$34,128

Rates
Yield on total interest-earning assets		3.69%		3.65%			4.63%
Cost of funds supporting interest-earning assets		1.45		1.48			1.66

Net interest margin (d):
Taxable equivalent basis		2.24%		2.17%			2.97%
Without taxable equivalent increments		2.16		2.09			2.91

(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $3,753, $3,769 and $3,554, respectively.

(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 8 of the Notes to Financial Statements.

(c)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. Beginning in the first quarter of 2004, averages are reflected as junior subordinated debentures.

(d)	Calculated on a continuing operations basis for the impact of the sale of the fixed income trading business even though the prior period balance sheet is not restated for discontinued operations in accordance with generally accepted accounting principles.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Six months ended
	June 30, 2004		June 30, 2003
(dollar amounts in millions)	Average balance	Average yields/ rates	Average balance		Average yields/ rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,183	2.79%	$1,991		2.74%
Federal funds sold and securities under resale agreements	478	1.08	806		1.29
Other money market investments	183	1.65	146		1.96
Trading account securities	312	2.30	787		4.48
Securities:
U.S. Treasury and agency securities (a)	9,568	3.65	10,023		4.53
Obligations of states and political subdivisions (a)	552	7.30	512		6.90
Other (a)	1,223	5.62	968		9.72
Loans, net of unearned discount	7,490	3.63	8,063		3.92

Total interest-earning assets	21,989	3.67	23,296	(b)	4.50
Cash and due from banks	2,552		2,252
Premises and equipment	676		701
Other assets	8,193		8,473
Reserve for loan losses	(98)		(124)

Total assets	$33,312		$34,598

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$7,367	0.68%	$6,181		1.08%
Savings certificates	229	2.32	238		2.36
Other time deposits	305	1.37	385		1.60
Deposits in foreign offices	4,813	0.84	4,094		1.27

Total interest-bearing deposits	12,714	0.79	10,898		1.19
Federal funds purchased and securities under repurchase agreements	1,477	0.82	1,753		1.09
U.S. Treasury tax and loan demand notes	376	0.87	425		1.23
Commercial paper	17	0.72	21		0.76
Other funds borrowed	208	8.40	614		6.49
Notes and debentures (with original maturities over one year)	4,219	3.23	4,370		2.91 (d)
Junior subordinated debentures (c)	1,019	5.24	—
Trust-preferred securities (c)	—	—	1,024		6.43 (d)

Total interest-bearing liabilities	20,030	1.61	19,105		2.03
Total noninterest-bearing deposits	6,788		9,317
Other liabilities (a)	2,725		2,819

Total liabilities	29,543		31,241
Shareholders’ equity (a)	3,769		3,357

Total liabilities and shareholders’ equity	$33,312		$34,598

Rates
Yield on total interest-earning assets		3.67%			4.50%
Cost of funds supporting interest-earning assets		1.47			1.64

Net interest margin (e):
Taxable equivalent basis		2.20%			2.86%
Without taxable equivalent increments		2.12			2.80

(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $3,761 and $3,483, respectively.

(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 8 of the Notes to Financial Statements.

(c)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. Beginning in the first quarter of 2004, averages are reflected as junior subordinated debentures.

(d)	In the second quarter of 2003, the Corporation began to include hedge results with trust-preferred securities, which previously had been included with notes and debentures. The average rate paid on trust-preferred securities, including the hedge results, would have been 5.09% for the first six months of 2003, while the rate paid on notes and debentures, excluding the hedge results, would have been 3.23% for the first six months of 2003.

(e)	Calculated on a continuing operations basis for the impact of the sale of the fixed income trading business even though the prior period balance sheet is not restated for discontinued operations in accordance with generally accepted accounting principles.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

	Quarter ended			Six months ended
Operating expense (dollar amounts in millions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Staff expense:
Compensation	$319	$316	$323	$635	$649
Incentive (a)	94	105	76	199	140
Employee benefits	68	74	58	142	117

Total staff expense	$481	$495	$457	$976	$906
Professional, legal and other purchased services	110	104	108	214	200
Net occupancy expense	93	68	65	161	129
Equipment expense	53	54	50	107	104
Business development	26	25	25	51	50
Communications expense	27	28	29	55	56
Amortization of intangible assets	4	5	4	9	9
Other expense	34	52	40	86	78

Total operating expense	$828	$831	$778	$1,659	$1,532

Employees at period-end	20,300	20,500	21,700	20,300	21,700

(a)	Effective Jan. 1, 2003, the Corporation began recording an expense for the estimated fair value of stock options using the prospective method under transitional guidance provided in Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Stock option expense totaled approximately $4 million in both the second quarter of 2004 and the first quarter of 2004 and less than $1 million in both the second quarter of 2003 and first six months of 2003. See Note 1 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.

Given the Corporation’s mix of fee based businesses, the largest category of operating expense is staff expense which comprised approximately 58% of total operating expense in the second quarter of 2004. The largest component of staff expense is compensation which includes base salary expense, which is primarily driven by headcount, the cost of temporaries, overtime and any severance expense incurred by the Corporation. Incentive expense represents additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals, as well as the cost of stock options. Employee benefits expense primarily includes the cost of the Corporation’s employee benefits plans for health and welfare benefits, payroll taxes and retirement benefits. Other expenses include certain expenses that vary with the levels of business activity. These expenses include professional, legal and other purchased services; business development (travel, entertainment and advertising); communications expense (telecommunications, postage and delivery); and other expenses (government assessments, forms and supplies, clerical errors, etc.).

Second quarter 2004 compared with second quarter 2003

Summary - Operating expense increased $50 million, or 6%, compared with the second quarter of 2003. The second quarter of 2004 includes a $24 million charge related to vacating 10 leased locations in London and moving into the Corporation’s new European Headquarters. Nearly all of the charge was recorded as occupancy expense in the table above. Excluding this charge, operating expense increased 3%. The effect of foreign exchange rates also accounted for $8 million of the increase in total operating expense, including $4 million in staff expense.

Operating expense (continued)

Staff expense - Staff expense in the second quarter of 2004 increased $24 million, or 5%, compared with the second quarter of 2003, due to higher incentive expense primarily resulting from fee-based business growth and a $4 million increase in stock option expense, and higher employee benefits expense due to pensions. These increases were partially offset by lower compensation expense despite the negative impact of the weaker dollar. Employee benefits expense included $3 million of pension expense in the second quarter of 2004 compared with a $7 million pension credit in the second quarter of 2003. Severance expense, included in compensation expense, totaled $1 million in the second quarter of 2004 compared with $7 million in the second quarter of 2003. Severance expense of $54 million was recorded in 2003 for the planned reduction of approximately 2,100 positions. The Corporation has utilized approximately $39 million of the severance accrual recorded, with the balance expected to be used by Dec. 31, 2004.

Other expenses - Other expenses in the second quarter of 2004 increased $26 million, or 8%, compared with the second quarter of 2003 reflecting the $24 million space consolidation charge in London. Excluding this charge, other expenses were virtually unchanged, as increases in support of business growth were partially offset by lower client reimbursable out-of-pocket expenses which totaled $25 million in the second quarter of 2004 compared with $31 million in the second quarter of 2003, and lower operational error charges recorded in other expense.

Second quarter 2004 compared with first quarter 2004

Operating expense decreased $3 million in the second quarter of 2004 compared with the first quarter of 2004, reflecting a $14 million, or 2% (unannualized), decrease in staff expense partially offset by higher client reimbursable out-of-pocket expenses which totaled $25 million in the second quarter of 2004 compared with $21 million in the first quarter of 2004. In addition, the second quarter of 2004 included the $24 million London space consolidation charge discussed previously, while the first quarter of 2004 included a charge of $19 million, included in other expense in the table above, associated with the writedown of small non-strategic businesses that the Corporation intends to exit. The decrease in staff expense primarily resulted from lower incentive expense reflecting a lower level of performance fees, and lower employee benefits expense reflecting lower payroll taxes. Severance expense totaled $1 million in the second quarter of 2004 compared with $1 million in the first quarter of 2004.

Year-to-date 2004 compared with year-to-date 2003

Operating expense totaled $1.659 billion in the first six months of 2004, an increase of 8% compared with the prior-year period and included the $24 million and $19 million charges discussed above. Excluding these charges, operating expense increased $84 million, or 5%, primarily due to higher incentive and employee benefits expense. The effect of foreign exchange rates also accounted for $20 million of the increase in total operating expense, including $10 million in staff expense.

Income taxes

The provision for income taxes from continuing operations totaled $85 million in the second quarter of 2004 compared with $79 million in the second quarter of 2003 and $117 million in the first quarter of 2004. The Corporation’s effective tax rate on income from continuing operations was approximately 32.5% for the second quarter of 2004, compared with approximately 31.5% for the second quarter of 2003.

Business sectors

Quarterly data (dollar amounts in millions, averages in billions; presented on an FTE basis)	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03
Revenue:
Trust and investment fee revenue	$189	$205	$143	$124	$122	$122	$78	$78	$69	$391	$405	$334
Other fee revenue	—	10	3	(1)	(1)	—	2	4	4	1	13	7
Net interest revenue (expense)	(4)	(4)	(4)	(2)	(1)	(1)	55	52	59	49	47	54

Total revenue	185	211	142	121	120	121	135	134	132	441	465	395
Credit quality expense	—	—	—	—	—	—	1	—	—	1	—	—
Operating expense	135	144	115	77	77	79	78	77	73	290	298	267

Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	50	67	27	44	43	42	56	57	59	150	167	128
Income taxes (benefits)	18	24	10	16	15	15	20	20	21	54	59	46

Income (loss) from continuing operations before cumulative effect of accounting change	32	43	17	28	28	27	36	37	38	96	108	82
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	—	—	—

Income (loss) from continuing operations	32	43	17	28	28	27	36	37	38	96	108	82

Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$32	$43	$17	$28	$28	$27	$36	$37	$38	$96	$108	$82
Average loans	$—	$—	$—	$—	$—	$—	$3.4	$3.3	$2.8	$3.4	$3.3	$2.8
Average assets (b)	$1.5	$1.5	$1.4	$0.6	$0.5	$0.7	$6.2	$6.0	$5.5	$8.3	$8.0	$7.6
Average deposits	$—	$—	$—	$—	$—	$—	$5.3	$5.0	$4.6	$5.3	$5.0	$4.6
Average common equity	$0.6	$0.6	$0.5	$0.2	$0.2	$0.2	$0.5	$0.5	$0.4	$1.3	$1.3	$1.1
Average Tier I preferred equity	$0.3	$0.3	$0.3	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2	$0.6	$0.6	$0.6

Return on common equity (c) (d)	22%	30%	15%	54%	51%	47%	30%	31%	36%	31%	34%	30%
Pre-tax operating margin (c)	27%	31%	19%	36%	36%	35%	41%	43%	45%	34%	36%	32%
Percentage of core sector revenue	17%	20%	14%	12%	11%	12%	13%	12%	13%	42%	43%	39%
Percentage of core sector income before taxes	17%	22%	10%	15%	14%	16%	19%	19%	23%	51%	55%	49%

For the six months ended June 30, (dollar amounts in millions, averages in billions; presented on an FTE basis)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset management
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue:
Trust and investment fee revenue	$394	$265	$246	$246	$156	$139	$796	$650
Other fee revenue	10	7	(2)	—	6	7	14	14
Net interest revenue (expense)	(8)	(8)	(3)	(3)	107	117	96	106

Total revenue	396	264	241	243	269	263	906	770
Credit quality expense	—	—	—	—	1	—	1	—
Operating expense	279	229	154	156	155	141	588	526

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	117	35	87	87	113	122	317	244
Income taxes (benefits)	42	13	31	31	40	43	113	87

Income (loss) from continuing operations before cumulative effect of accounting change	75	22	56	56	73	79	204	157
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—

Income (loss) from continuing operations	75	22	56	56	73	79	204	157
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$75	$22	$56	$56	$73	$79	$204	$157

Average loans	$—	$—	$—	$—	$3.3	$2.8	$3.3	$2.8
Average assets (b)	$1.5	$1.4	$0.5	$0.6	$6.1	$5.5	$8.1	$7.5
Average deposits	$—	$—	$—	$—	$5.2	$4.6	$5.2	$4.6
Average common equity	$0.6	$0.5	$0.2	$0.2	$0.5	$0.4	$1.3	$1.1
Average Tier I preferred equity	$0.3	$0.3	$0.1	$0.1	$0.2	$0.2	$0.6	$0.6

Return on common equity (c) (d)	26%	10%	52%	49%	31%	37%	32%	28%
Pre-tax operating margin (c)	29%	13%	36%	36%	42%	46%	35%	32%
Percentage of core sector revenue	18%	13%	11%	12%	13%	13%	42%	38%
Percentage of core sector income before taxes	19%	7%	15%	17%	19%	24%	53%	48%

(a)	Income from discontinued operations for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.

(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.

(c)	On a continuing operations basis.

(d)	Return on common equity is annualized.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data (dollar amounts in millions, averages in billions; presented on an FTE basis)	Asset Servicing			Human Resources & Investor Solutions			Treasury Services			Total Corporate & Institutional Services
	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03
Revenue:
Trust and investment fee revenue	$140	$138	$127	$240	$242	$253	$2	$2	$3	$382	$382	$383
Other fee revenue	42	44	21	1	—	(2)	91	92	87	134	136	106
Net interest revenue (expense)	18	14	23	4	4	—	80	81	108	102	99	131

Total revenue	200	196	171	245	246	251	173	175	198	618	617	620
Credit quality expense	—	—	—	—	—	—	(1)	—	—	(1)	—	—
Operating expense	143	145	128	230	230	254	103	104	104	476	479	486

Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	57	51	43	15	16	(3)	71	71	94	143	138	134
Income taxes (benefits)	20	18	15	5	6	(2)	26	25	33	51	49	46

Income (loss) from continuing operations before cumulative effect of accounting change	37	33	28	10	10	(1)	45	46	61	92	89	88
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	—	—	—

Income (loss) from continuing operations	37	33	28	10	10	(1)	45	46	61	92	89	88
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$37	$33	$28	$10	$10	$(1)	$45	$46	$61	$92	$89	$88

Average loans	$0.1	$0.1	$0.1	$—	$—	$—	$3.1	$3.1	$3.7	$3.2	$3.2	$3.8
Average assets (b)	$6.8	$7.1	$5.7	$1.4	$1.4	$1.7	$9.3	$9.0	$10.1	$17.5	$17.5	$17.5
Average deposits	$5.4	$5.5	$4.2	$0.8	$0.7	$0.3	$7.7	$7.4	$8.5	$13.9	$13.6	$13.0
Average common equity	$0.6	$0.6	$0.6	$0.3	$0.4	$0.4	$1.0	$1.0	$1.1	$1.9	$2.0	$2.1
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2	$0.1	$0.1	$0.1	$0.4	$0.4	$0.4

Return on common equity (c) (d)	25%	22%	19%	10%	11%	—%	18%	18%	22%	19%	18%	17%
Pre-tax operating margin (c)	29%	26%	25%	6%	7%	(1)%	41%	41%	47%	23%	22%	22%
Percentage of core sector revenue	19%	18%	17%	23%	23%	25%	16%	16%	19%	58%	57%	61%
Percentage of core sector income before taxes	20%	17%	16%	5%	5%	(1)%	24%	23%	36%	49%	45%	51%

For the six months ended June 30,	Asset Servicing		Human Resources & Investor Solutions		Treasury Services		Total Corporate & Institutional Services
(dollar amounts in millions, averages in billions; presented on an FTE basis)	2004	2003	2004	2003	2004	2003	2004	2003
Revenue:
Trust and investment fee revenue	$278	$243	$482	$501	$4	$5	$764	$749
Other fee revenue	86	54	1	(2)	183	174	270	226
Net interest revenue (expense)	32	43	8	(4)	161	217	201	256

Total revenue	396	340	491	495	348	396	1,235	1,231
Credit quality expense	—	—	—	—	(1)	4	(1)	4
Operating expense	288	256	460	497	207	210	955	963

Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	108	84	31	(2)	142	182	281	264
Income taxes (benefits)	38	30	11	(2)	51	64	100	92

Income (loss) from continuing operations before cumulative effect of accounting change	70	54	20	—	91	118	181	172
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—

Income (loss) from continuing operations	70	54	20	—	91	118	181	172
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—

Net income (loss)	$70	$54	$20	$—	$91	$118	$181	$172

Average loans	$0.1	$—	$—	$—	$3.1	$3.9	$3.2	$3.9
Average assets (b)	$7.0	$5.6	$1.4	$1.7	$9.1	$12.0	$17.5	$19.3
Average deposits	$5.4	$3.8	$0.7	$0.2	$7.6	$10.4	$13.7	$14.4
Average common equity	$0.6	$0.5	$0.4	$0.4	$1.0	$1.2	$2.0	$2.1
Average Tier I preferred equity	$0.1	$0.1	$0.2	$0.2	$0.1	$0.1	$0.4	$0.4

Return on common equity (c) (d)	23%	20%	11%	—%	18%	21%	18%	16%
Pre-tax operating margin (c)	27%	25%	6%	—%	41%	46%	23%	21%
Percentage of core sector revenue	19%	17%	23%	25%	16%	20%	58%	62%
Percentage of core sector income before taxes	18%	16%	5%	—%	24%	36%	47%	52%

(a)	Income from discontinued operations for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.

(b)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess.

(c)	On a continuing operations basis.

(d)	Return on common equity is annualized.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

Quarterly data (dollar amounts in millions, averages in billions; presented on an FTE basis)	Total Core Sectors			Other Activity			Consolidated Results
	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03	2Q04	1Q04	2Q03
Revenue:
Trust and investment fee revenue	$773	$787	$717	$2	$2	$—	$775	$789	$717
Other fee revenue (a)	135	149	113	70	145	52	205	294	165
Net interest revenue (expense) (b)	151	146	185	(28)	(28)	(18)	123	118	167

Total revenue	1,059	1,082	1,015	44	119	34	1,103	1,201	1,049
Credit quality expense	—	—	—	—	(7)	3	—	(7)	3
Operating expense	766	777	753	62	54	25	828	831	778

Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	293	305	262	(18)	72	6	275	377	268
Income taxes (benefits) (c)	105	108	92	(6)	25	3	99	133	95

Income (loss) from continuing operations before cumulative effect of accounting change	188	197	170	(12)	47	3	176	244	173
Cumulative effect of accounting change (d)	—	—	—	—	—	—	—	—	—

Income (loss) from continuing operations	188	197	170	(12)	47	3	176	244	173
Income from discontinued operations after-tax (d)	—	—	—	—	—	—	—	1	2

Net income (loss)	$188	$197	$170	$(12)	$47	$3	$176	$245	$175

Average loans	$6.6	$6.5	$6.6	$0.9	$1.0	$1.3	$7.5	$7.5	$7.9
Average assets (e)	$25.8	$25.5	$25.1	$7.6	$7.7	$8.8	$33.4	$33.2	$34.3
Average deposits	$19.2	$18.6	$17.6	$0.6	$0.6	$1.5	$19.8	$19.2	$19.1
Average common equity	$3.2	$3.3	$3.2	$0.5	$0.5	$0.4	$3.7	$3.8	$3.6
Average Tier I preferred equity	$1.0	$1.0	$1.0	$—	$—	$—	$1.0	$1.0	$1.0

Return on common equity (f) (g)	23%	24%	21%	N/M	N/M	N/M	19%	26%	20%
Pre-tax operating margin (f)	28%	28%	26%	N/M	N/M	N/M	25%	31%	25%

For the six months ended June 30, (dollar amounts in millions, averages in billions; presented on an FTE basis)	Total Core Sectors		Other Activity		Consolidated Results
	2004	2003	2004	2003	2004	2003
Revenue:
Trust and investment fee revenue	$1,560	$1,399	$4	$—	$1,564	$1,399
Other fee revenue (a)	284	240	215	101	499	341
Net interest revenue (expense) (b)	297	362	(56)	(37)	241	325

Total revenue	2,141	2,001	163	64	2,304	2,065
Credit quality expense	—	4	(7)	3	(7)	7
Operating expense	1,543	1,489	116	43	1,659	1,532

Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	598	508	54	18	652	526
Income taxes (benefits) (c)	213	179	19	8	232	187

Income (loss) from continuing operations before cumulative effect of accounting change	385	329	35	10	420	339
Cumulative effect of accounting change (d)	—	—	—	(7)	—	(7)

Income (loss) from continuing operations	385	329	35	3	420	332
Income from discontinued operations after-tax (d)	—	—	—	—	1	4

Net income (loss)	$385	$329	$35	$3	$421	$336

Average loans	$6.5	$6.7	$1.0	$1.4	$7.5	$8.1
Average assets (e)	$25.6	$26.8	$7.7	$7.5	$33.3	$34.8
Average deposits	$18.9	$19.0	$0.6	$1.2	$19.5	$20.2
Average common equity	$3.3	$3.2	$0.5	$0.3	$3.8	$3.5
Average Tier I preferred equity	$1.0	$1.0	$—	$—	$1.0	$1.0

Return on common equity (f) (g)	24%	20%	N/M	N/M	22%	20	% (h)
Pre-tax operating margin (f)	28%	25%	N/M	N/M	28%	25%

(a)	Consolidated results include FTE impact of $10 million, $12 million and $12 million for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and $22 million and $21 million for the first six months of 2004 and the first six months of 2003, respectively.

(b)	Consolidated results include FTE impact of $4 million, $4 million and $4 million for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and $8 million and $8 million for the first six months of 2004 and the first six months of 2003, respectively.

(c)	Consolidated results include FTE impact of $14 million, $16 million and $16 million for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and $30 million and $29 million for the first six months of 2004 and the first six months of 2003, respectively.

(d)	Income from discontinued operations for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and the cumulative effect of accounting change recorded in the first quarter of 2003 have not been allocated to any of the Corporation’s reportable sectors.

(e)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million, $- million and $.4 million for the second quarter of 2004, first quarter of 2004 and second quarter of 2003, respectively, and $- million and $.5 million for the first six months of 2004 and the first six months of 2003, respectively.

(f)	On a continuing operations basis.

(g)	Return on common equity is annualized.

(h)	Ratio is before the cumulative effect of a change in accounting principle.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

N/M — Not meaningful

Business sectors (continued)

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two distinct major classes of customers - corporations and institutions and high net worth individuals. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors and divided into two overall reportable groups — Asset Management and Corporate & Institutional Services. In addition, Other Activity, as discussed further on page 42, consists of all activities not aggregated in the Corporation’s core business sectors.

The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. Revenue amounts reflect fee revenue generated directly by each sector, as well as fee revenue transferred between sectors under revenue transfer agreements, with net interest revenue generated directly by or allocated to the sector. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2003 Financial Annual Report to Shareholders except: other fee revenue, net interest revenue and income taxes differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); and credit quality expense (revenue) for the core business sectors is presented on a net charge-off basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk models and, where appropriate, regulatory guidelines generally consistent with the proposed Basel accord. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the first quarter of 2004, the Corporation revised prospectively its capital allocations to the core business sectors to better reflect the economic capital required for these businesses. The increase in allocated capital was approximately $100 million.

The Business Sector information is reported on a continuing operations basis for all periods presented. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations. Effective January 2004, the Corporation reclassified the results of the small non-strategic businesses that the Corporation intends to exit to the Other Activity sector. The Corporation also revised prospectively expense allocations to the core business sectors to better reflect how these businesses are managed. The impact on any single sector was not material and in the aggregate was unchanged.

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

See pages 20 through 32 of the Corporation’s 2003 Financial Annual Report for a discussion of the products and services offered by each business sector, the distribution channels for the products and services and the factors that drive the performance of the sectors.

Business sectors (continued)

Institutional Asset Management

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Institutional and private clients revenue	$122	$144	$91	$266	$170
Mutual fund revenue	42	39	31	81	59

Total investment management revenue	$164	$183	$122	$347	$229
Institutional trust and custody revenue	10	10	11	20	19
Transfer revenue (a)	15	12	10	27	17

Total trust and investment fee revenue	$189	$205	$143	$394	$265
Other fee revenue	—	10	3	10	7
Net interest revenue (expense)	(4)	(4)	(4)	(8)	(8)

Total revenue	$185	$211	$142	$396	$264
Total operating expense	$135	$144	$115	$279	$229
Income before taxes	$50	$67	$27	$117	$35
Return on common equity (annualized)	22%	30%	15%	26%	10%
Pre-tax operating margin	27%	31%	19%	29%	13%
Assets under management (b)	$469	$469	$392
Plus: subadvised for other Mellon sectors	22	22	17

	$491	$491	$409
Assets under administration or custody	$15	$16	$14

(a)	Consists largely of sub-advisory and distribution fees credited to the Institutional Asset Management sector by the Mutual Fund sector.

(b)	Includes $68 billion, $64 billion and $51 billion of securities lending assets advised by Institutional Asset Management at June 30, 2004, March 31, 2004 and June 30, 2003, respectively. However, fees earned on these assets are shown as securities lending fees in the Asset Servicing sector.

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally.

The $43 million, or 30%, increase in revenue in the second quarter of 2004 compared with the second quarter of 2003 primarily resulted from an increase in investment management fees, which are based on the value of assets under management, as well as a $9 million increase in performance fees and the effect of foreign exchange rates. As shown in the table on page 20, assets under management for this sector, before amounts subadvised for other sectors, increased $77 billion from June 30, 2003, resulting from $44 billion of net inflows and $39 billion of equity market appreciation. Operating expense increased $20 million, or 17%, compared with the second quarter of 2003, primarily due to higher incentive expense related in part to higher performance fees and trust fees, as well as the effect of foreign exchange rates. Income before taxes increased $23 million, or 83%, compared with the second quarter of 2003.

The $26 million, or 12%, decrease in revenue in the second quarter of 2004 compared with the first quarter of 2004 was due primarily to a $22 million seasonal decrease in performance fees and lower gains on seed money investments, partially offset by an increase in investment management fees and transfer revenue. As shown in the table on page 20, assets under management for this sector, before amounts subadvised for other sectors, were unchanged from March 31, 2004. Operating expense decreased $9 million, or 7%, in the second quarter of 2004

Business sectors (continued)

compared with the first quarter of 2004, due primarily to lower incentive expense, as well as the positive impact of ongoing expense management initiatives. Income before taxes decreased $17 million compared with the prior quarter.

On a year-to-date basis, income before taxes increased $82 million compared to the first six months of 2003. Revenue increased 50% from the prior year, primarily resulting from a $49 million increase in performance fees as well as an increase in investment management fees driven by new business generation and market appreciation and the effect of foreign exchange rates. Operating expense increased 22% from the first six months of 2003, largely due to increased incentives as a result of revenue growth.

Mutual Funds

	Quarter ended					Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2004	March 31, 2004		June 30, 2003		June 30, 2004	June 30, 2003
Mutual fund revenue	$129	$129		$130		$258	$262
Institutional and private clients	8	9		8		17	14

Total investment management revenue	$137	$138		$138		$275	$276
Institutional trust and custody revenue	1	(1	)(a)	(1	)(a)	—	(2	)(a)
Transfer revenue (b)	(14)	(15)		(15)		(29)	(28)

Total trust and investment fee revenue	$124	$122		$122		$246	$246
Other fee revenue	(1)	(1)		—		(2)	—
Net interest revenue (expense)	(2)	(1)		(1)		(3)	(3)

Total revenue	$121	$120		$121		$241	$243
Total operating expense	$77	$77		$79		$154	$156
Income before taxes	$44	$43		$42		$87	$87
Return on common equity (annualized)	54%	51%		47%		52%	49%
Pre-tax operating margin	36%	36%		35%		36%	36%
Assets under management	$164	$163		$176
Less: subadvised by other Mellon sectors	(22)	(22)		(19)

	$142	$141		$157

(a)	Administration fees paid to third parties in excess of amounts collected.
(b)	Consists of sub-advisory and distribution fees credited to other sectors.

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), separately managed accounts and annuities.

Revenue was unchanged compared with the second quarter of 2003 principally due to lower management fee revenue from a lower average level of institutional money market funds due to net outflows, offset by higher revenue from higher average equity fund levels and higher revenue from separately managed accounts. Operating expense decreased $2 million, or 2%, compared with the second quarter of 2003, resulting in a $2 million, or 5%, increase in income before taxes. Assets under management for this sector, before amounts subadvised for other sectors, of $164 billion were down 7% from $176 billion at June 30, 2003, and up 1% from $163 billion at March 31, 2004. The decrease compared with June 30, 2003 primarily resulted from cash management outflows partially offset by equity market appreciation and the impact of acquisitions.

Revenue increased $1 million, or 1%, in the second quarter of 2004 compared with the first quarter of 2004, while operating expense remained unchanged primarily due to higher staff and professional and purchased services expense, offset by lower incentive expense, resulting in a $1 million, or 3%, increase in income before taxes.

Business sectors (continued)

On a year-to-date basis, revenue decreased 1% from the prior year, due in part to lower management fee revenue from a lower average level of institutional money market funds due to net outflows, partially offset by higher revenue from separately managed accounts. Operating expense decreased 1% principally due to lower staff and purchased services expense, resulting in income before taxes that was unchanged from the first six months of 2003.

Private Wealth Management

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Private clients	$75	$74	$65	$149	$130
Mutual fund revenue	—	—	—	—	—

Total investment management revenue	$75	$74	$65	$149	$130
Institutional trust and custody revenue	2	2	2	4	4
Transfer revenue	1	2	2	3	5

Total trust and investment fee revenue	$78	$78	$69	$156	$139
Other fee revenue	2	4	4	6	7
Net interest revenue	55	52	59	107	117

Total revenue	$135	$134	$132	$269	$263
Credit quality expense	$1	$—	$—	$1	$—
Total operating expense	$78	$77	$73	$155	$141
Income before taxes	$56	$57	$59	$113	$122
Return on common equity (annualized)	30%	31%	36%	31%	37%
Pre-tax operating margin	41%	43%	45%	42%	46%
Total client assets at beginning of quarter	$76	$75	$64
Assets under management net (outflows)	(1)	—	—
Assets under administration or custody net inflows	—	—	1
Transfer from Institutional Asset Management	—	—	1
Market appreciation (depreciation)	1	1	3

Total client assets at end of quarter (a)	$76	$76	$69

(a)	Includes assets under management, before amounts subadvised for other sectors, of $46 billion, $47 billion and $44 billion, respectively.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than 60 locations in 14 states.

Revenue increased $3 million, or 3%, compared with the second quarter of 2003 due primarily to a $9 million, or 11%, increase in trust and investment fee revenue due to market appreciation and the impact of acquisitions, partially offset by an 8% decrease in net interest revenue due to narrowing spreads. Operating expense increased $5 million, or 7%, primarily reflecting higher incentive expense due to increased sales and higher staff expense due to acquisitions. Income before taxes decreased $3 million, or 4%, compared with the second quarter of 2003. Client assets were $76 billion at June 30, 2004, unchanged from March 31, 2004, and an increase of 10% from June 30, 2003, primarily reflecting the impact of equity market appreciation.

Revenue increased $1 million in the second quarter of 2004 compared with the first quarter of 2004, primarily reflecting higher net interest revenue. Total expenses, including credit quality expense, increased $2 million, resulting in a 2% decrease in income before taxes compared with the first quarter of 2004.

Business sectors (continued)

On a year-to-date basis, revenue increased $6 million, or 2% from the prior year, primarily due to a $17 million, or 11% increase in trust and investment fee revenue, partially offset by lower net interest revenue. Operating expense increased 9% principally due to higher incentive expense, resulting in a 7% decrease in income before taxes compared with the first six months of 2003.

Asset Servicing

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Institutional trust and custody revenue	$118	$120	$105	$238	$205
Securities lending revenue	24	18	22	42	37
Transfer revenue	(2)	—	—	(2)	1

Total trust and investment fee revenue	$140	$138	$127	$278	$243
Other fee revenue (a)	42	44	21	86	54
Net interest revenue	18	14	23	32	43

Total revenue	$200	$196	$171	$396	$340
Total operating expense	$143	$145	$128	$288	$256
Income before taxes	$57	$51	$43	$108	$84
Return on common equity (annualized)	25%	22%	19%	23%	20%
Pre-tax operating margin	29%	26%	25%	27%	25%
Securities lending assets (b)	$68	$64	$51
Assets under administration or custody	$2,826	$2,793	$2,369

(a)	Primarily consists of foreign exchange revenue.

(b)	Included as assets under management in Institutional Asset Management. Fees are recorded above as securities lending revenue.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, fund administration, Web-based investment management software and foreign exchange and derivative products.

Revenue in the second quarter of 2004 compared to the second quarter of 2003 increased $29 million, or 16%, primarily due to higher foreign exchange revenue and higher institutional trust and custody revenue from net new business and improved market conditions. Operating expense increased $15 million, or 11%, primarily in support of new business growth and development around enhancements to existing products. Income before taxes increased $14 million, or 33%, compared with the second quarter of 2003. Assets under administration or custody for this sector were $2.826 trillion at June 30, 2004, an increase of $457 billion, or 19%, compared with June 30, 2003, and an increase of $33 billion, or 1%, compared with March 31, 2004. The increase compared with March 31, 2004, resulted from net new business and market appreciation.

The $4 million, or 1%, increase in revenue compared with the first quarter of 2004 was primarily due to seasonally higher securities lending revenue and higher net interest revenue. Operating expense was down slightly as lower purchased services, staff and incentive expense were nearly offset by increased expenses in support of new business growth. Income before taxes increased $6 million, or 12%, compared with the first quarter of 2004.

On a year-to-date basis, revenue increased 16% from the prior year, primarily due to higher foreign exchange revenue and higher institutional trust and custody revenue from net new business and improved market

Business sectors (continued)

conditions, partially offset by lower net interest revenue. Operating expense increased 12% in support of new business growth and development around enhancements to existing products. Income before taxes increased 28% compared with the first six months of 2003.

Human Resources & Investor Solutions

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Human resources & investor solutions revenue	$232	$233	$245	$465	$485
Investment management - mutual fund revenue (a)	9	10	9	19	17
Transfer revenue	(1)	(1)	(1)	(2)	(1)

Total trust and investment fee revenue	$240	$242	$253	$482	$501
Other fee revenue	1	—	(2)	1	(2)
Net interest revenue (expense)	4	4	—	8	(4)

Total revenue	$245	$246	$251	$491	$495
Total operating expense	$230	$230	$254	$460	$497
Income before taxes	$15	$16	$(3)	$31	$(2)
Return on common equity (annualized)	10%	11%	—%	11%	—%
Pre-tax operating margin	6%	7%	(1)%	6%	—%
Assets under administration or custody	$103	$110	$107

(a)	Earned from mutual fund investments in employee benefit plans administered in this sector.

The Human Resources & Investor Solutions (HR&IS) sector is organized around consolidated lines of business and the Mellon brand for retirement, employee benefits, human resources (HR) outsourcing and investor solutions. The sector provides consulting, outsourcing and administration services to design, build and operate end-to-end solutions in HR and shareholder services that leverage scalable operations and technology. Within the HR&IS business sector, shareholder services revenues include earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on the Corporation’s balance sheet totaled $487 million at June 30, 2004. Earnings on these balances are classified as HR&IS revenue. Earnings on customer balances reflected on the Corporation’s balance sheet are classified as net interest revenue.

Revenue decreased $6 million, or 2%, compared with the second quarter of 2003, primarily due to lower out-of-pocket expense reimbursements, lower consulting revenue primarily in the retirement business and lower client volumes, partially offset by higher investor services revenue. Operating expense decreased $24 million, or 9%, compared with the second quarter of 2003, primarily due to the favorable impact of expense initiatives started in the third quarter of 2003. Income before taxes increased $18 million compared with the second quarter of 2003.

Compared with the first quarter of 2004, revenue decreased $1 million, or less than 1%, as higher out-of-pocket expense reimbursements were offset by lower consulting revenue primarily in the retirement business and lower client volumes. Operating expense remained unchanged. Income before taxes decreased $1 million compared with the first quarter of 2004.

On a year-to-date basis, revenue decreased 1% from the prior year, primarily due to lower out-of –pocket expense reimbursements and other consulting revenue. Operating expenses decreased 7%, principally due to the favorable impact of expense initiatives started in the third quarter of 2003, resulting in an increase in income before taxes of $33 million compared with the first six months of 2003.

Business sectors (continued)

Treasury Services

	Quarter ended			Six months ended
(income statement dollar amounts in millions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Fee revenue:
Cash management revenue	$77	$77	$70	$154	$140
Other fee revenue	14	15	17	29	34
Institutional trust and custody revenue (a)	1	—	—	1	—
Transfer revenue (a)	1	2	3	3	5

Total fee revenue	$93	$94	$90	$187	$179
Net interest revenue	80	81	108	161	217

Total revenue	$173	$175	$198	$348	$396
Credit quality expense	$(1)	$—	$—	$(1)	$4
Total operating expense	$103	$104	$104	$207	$210
Income before taxes	$71	$71	$94	$142	$182
Return on common equity (annualized)	18%	18%	22%	18%	21%
Pre-tax operating margin	41%	41%	47%	41%	46%

(a)	Included in trust and investment fee revenue.

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

Revenue for this sector decreased $25 million, or by 12%, in the second quarter of 2004 compared to the second quarter of 2003. Net interest revenue decreased $28 million resulting from a lower average level of loans and a lower spread as well as the change in payment methodology by the Department of the Treasury, as further discussed on pages 24 and 25. The increase in cash management revenue resulted from this change in payment methodology, partially offset by lower processing revenue. Credit quality expense decreased $1 million. Operating expenses decreased $1 million, or 2%, primarily due to lower general expenses, resulting in a $23 million, or 23%, reduction in income before taxes.

Revenue decreased $2 million in the second quarter of 2004 compared to the first quarter of 2004, while operating and credit quality expenses decreased $2 million, or 1%, resulting in income before taxes of $71 million, unchanged from the prior quarter.

On a year-to-date basis, revenue decreased 12% from the prior year. The decrease in net interest revenue resulted from a lower average level of loans, as well as from the change in payment methodology by the Department of Treasury, which also accounts for the increase in cash management revenue. Operating expense decreased 2% principally due to lower equipment and occupancy expense. Income before taxes decreased 22% compared with the first six months of 2003.

Business sectors (continued)

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

	Quarter ended			Six months ended
Other Activity - income (loss) from continuing operations before taxes (benefits) (in millions)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Business exits activity	$9	$(9)	$15	$—	$23
Venture capital activity	(2)	(9)	(24)	(11)	(33)
Corporate activity/other	(25)	90	15	65	28

Total - Other Activity	$(18)	$72	$6	$54	$18

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

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. Credit quality expense (revenue) for the core business sectors is presented on a net charge-off (recovery) basis and totaled less than $1 million in the second quarter of 2004. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core business sectors. The Corporation’s credit strategy is to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist. The loans and leases transferred to business exits include the Corporation’s large ticket lease portfolio, which was principally transaction based; selected types of loans which were also transaction based (leveraged loans, project financings); and loans to companies where a broad fee-based relationship does not exist. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Included in Other Activity in the second quarter of 2004 is the $24 million London space consolidation charge, as well as the $8 million gain from the sale of securities. In the first quarter of 2004, Other Activity included the $93 million gain from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank, the $19 million charge associated with the writedown of small non-strategic businesses that the Corporation intends to exit and a $7 million negative provision for credit losses. Included in Other Activity in the second quarter of 2003 is $21 million of gains from the sale of mortgage-backed securities.

Business sectors (continued)

Venture capital investments

The following table reports the second quarter 2004 and life-to-date activity of the Corporation’s venture capital investment portfolio.

Venture capital investment portfolio activity (in millions)	Second Quarter 2004 Activity		Life to Date Activity
Direct investments:
Beginning carrying value	$396		$—
Investments - new investments	8		630
Investments - additional funding for existing investments	6		317
Realized - cost basis of exits (a) and write-offs	(42	) (b)	(477)
Change in net unrealized gains (losses)	20	(b)	(82)

Ending carrying value (c)	$388		$388

Fund investments (indirect):
Beginning carrying value	$208		$—
Draws against fund capital commitments	17		463
Realized - cost basis of exits (d) and write-offs	(14)		(229)
Change in net unrealized gains (losses)	1		(22)

Ending carrying value (e)	$212		$212

Total investments (f):
Active investments cost basis			$704
Unrealized gains (losses)			(104)

Ending carrying value			$600

(a)	Cash receipts on exits totaled $20 million in the second quarter of 2004 and $273 million life to date.

(b)	The realization of losses on investments, whose carrying values had been previously reduced, results in an increase in “realized losses” with an offset in the “change in net unrealized gains (losses).” Events which trigger realizing a loss on an investment include bankruptcy, sale of company, outside evidence to deem ownership position in shares as worthless stock and/or surrender of worthless share certificates. During the second quarter of 2004, approximately $25 million of previously reduced carrying values were realized in “realized losses” with an offset in “change in net unrealized gains (losses).”

(c)	At June 30, 2004, there were 75 actively managed investments with an average cost basis of $6 million. In the second quarter of 2004, the Corporation invested $14 million and was committed to provide less than $1 million of additional funding for direct investments at June 30, 2004.

(d)	Cash receipts on exits totaled $22 million in the second quarter of 2004 and $208 million life to date.

(e)	In the second quarter of 2004, the Corporation invested $17 million related to prior commitments and was committed to provide additional funding of $140 million for indirect fund investments at June 30, 2004. No new commitments for indirect funds have been made in 2004.

(f)	This summary of active investments includes both direct and indirect investments. The ending carrying values represent 83% of direct investments cost basis and 91% of indirect investments cost basis, for a combined 85% of all active investments cost basis.

Capital

Capital (dollar amounts in millions, except per share amounts; common shares in thousands)	June 30, 2004	March 31, 2004	Dec. 31, 2003	June 30, 2003
Total shareholders’ equity	$3,749	$3,866	$3,702	$3,624
Total shareholders’ equity to assets ratio	10.68%	11.41%	10.89%	9.31%
Tangible shareholders’ equity	$1,949	$2,073	$1,913	$1,908
Tangible shareholders’ equity to assets ratio (a)	5.86%	6.46%	5.94%	5.13%
Tier I capital ratio (b)	9.33%	8.69%	8.55%	7.87%
Total (Tier I plus Tier II) capital ratio (b)	14.61%	13.65%	13.46%	12.42%
Leverage capital ratio (b)	8.19%	8.06%	7.92%	7.24%
Total Tier I capital	$2,525	$2,466	$2,370	$2,304
Total (Tier I plus Tier II) capital	$3,957	$3,870	$3,732	$3,635
Total risk-adjusted assets	$27,076	$28,363	$27,725	$29,270
Average assets - leverage capital basis	$30,824	$30,598	$29,911	$31,823
Book value per common share	$8.84	$9.11	$8.67	$8.42
Tangible book value per common share	$4.60	$4.88	$4.48	$4.43
Closing common stock price per share	$29.33	$31.29	$32.11	$27.75
Market capitalization	$12,436	$13,282	$13,712	$11,950
Common shares outstanding	424,003	424,491	427,032	430,616

(a)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Minority interest totaled $10 million, $12 million, $13 million and $13 million, respectively. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of the tax benefit. Tax benefits related to tax deductible goodwill and intangible assets totaled $494 million, $493 million, $492 million and $451 million, respectively.

(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Includes discontinued operations.

The Corporation’s lower shareholders’ and tangible shareholders’ equity to assets capital ratios at June 30, 2004 compared with March 31, 2004 reflect accumulated unrealized losses, primarily in the securities available for sale portfolio, and the impact of a higher period-end balance sheet, partially offset by earnings retention. The accumulated unrealized loss, net of tax, in the securities available for sale portfolio totaled $108 million at June 30, 2004 compared with an unrealized net gain of $73 million at March 31, 2004, which reduced the tangible shareholders’ equity to assets ratio by approximately 50 basis points. The Corporation’s period-end balance sheet was $1.7 billion higher than the average balance sheet during the second quarter of 2004, due to a quarter-end surge in client deposits. The tangible shareholders’ equity to assets ratio, computed by using average tangible assets for the quarter, was 6.22% at June 30, 2004.

The risk-based capital ratios, which exclude the accumulated unrealized losses on securities available for sale, improved due to a lower level of risk-adjusted assets, and earnings retention. The Tier I and Total capital ratios reflect the impact of the guarantee provided to the ABN AMRO Mellon custody joint venture for securities lending activity, which at June 30, 2004 resulted in lower Tier I and Total capital ratios of approximately 110 basis points and 170 basis points, respectively.

In October 2002, the Corporation’s Board of Directors authorized a share repurchase program of up to 25 million shares of common stock. During the second quarter of 2004, 1.500 million common shares were repurchased by the Corporation under this publicly announced program, bringing year-to-date purchases to 6.050 million common shares. At June 30, 2004, an additional 11.758 million common shares were available for repurchase

Capital (continued)

under this program. This program does not have an expiration date. Share reissuances, primarily for employee benefit plan purposes, totaled 1.1 million and 3.2 million common shares, for the second quarter and first six months of 2004, respectively. Information regarding the Corporation’s common share repurchases are shown in the following table.

Share repurchases second quarter 2004 (common shares in thousands; dollar amounts in millions, except per share amounts)	Shares repurchased		Average price per share (a)	Total purchase price(a)

Share repurchases during April 2004	1		$32.24	$—
Share repurchases during May 2004	1,575		29.47	46
Share repurchases during June 2004	2		28.56	—

Total share repurchases in the second quarter of 2004	1,578	(b)	$29.48	$46

(a)	Amounts include commissions paid, which were not significant. Total purchase price for April and June 2004 was less than $1 million.

(b)	Includes 78 thousand shares at a purchase price of $2 million, purchased from employees in connection with the employees’ payment of taxes upon the vesting of restricted stock.

In September 2003, the regulatory agencies proposed new capital guidelines concerning the risk-based capital treatment of asset-backed commercial paper programs. The agencies’ proposal would require banks to hold risk-based capital against short-term liquidity facilities provided to asset-backed commercial paper programs. At June 30, 2004, this proposal would have decreased the Corporation’s Tier I and Total risk-based capital ratios by approximately 10 basis points and 15 basis points, respectively.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 37 and 38 of the Corporation’s 2003 Financial Annual Report.

Composition of loan portfolio

The loan portfolio at June 30, 2004 decreased $435 million compared with March 31, 2004, $504 million compared with Dec. 31, 2003 and $729 million compared with June 30, 2003, primarily reflecting lower levels of commercial and financial loans, partially offset by a higher level of personal loans. The decrease in commercial and financial loans compared with March 31, 2004 resulted from the securitization of approximately $550 million of insurance premium finance loans in the second quarter of 2004.

Composition of loan portfolio (continued)

Composition of loan portfolio (in millions)	June 30, 2004		March 31, 2004	Dec. 31, 2003	June 30, 2003

Domestic loans and leases:
Commercial and financial	$2,294		$2,650	$2,757	$3,117
Commercial real estate	2,003		2,101	2,131	2,194
Personal (a)	1,900		1,797	1,714	1,443
Lease finance assets (b)	494		495	505	529

Total domestic loans and leases	6,691		7,043	7,107	7,283
International loans and leases	272		355	360	409

Total loans and leases, net of unearned discount	$6,963	(c)	$7,398	$7,467	$7,692

(a)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth sector.

(b)	Represents large ticket lease assets that will continue to run-off through repayments, possible sales and no new originations.

(c)	Includes $3.433 billion of loans to Private Wealth customers and $904 million of loans to Mellon 1st Business Bank, National Association, customers.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk(a) (in millions)	June 30, 2004	March 31, 2004	Dec. 31, 2003	June 30, 2003

Unfunded commitments to extend credit (b):
Expire within one year	$6,613	$7,950	$8,305	$9,898
Expire within one to five years	7,189	6,953	7,211	7,184
Expire over five years	168	163	164	60

Total unfunded commitments to extend credit	13,970	15,066	15,680	17,142
Commercial letters of credit (c)	8	9	8	19
Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (d)	1,494	1,507	1,351	1,725
Custodian securities lent with indemnification against broker default of return of securities	78,140	83,461	67,299	59,441
Liquidity support provided to TRFC	560	742	822	1,163

(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 113 through 116 of the Corporation’s 2003 Financial Annual Report. In addition, the Corporation had commitments to fund venture capital investments of $141 million, $157 million, $175 million and $203 million, respectively.

(b)	Net of participations totaling $438 million, $449 million, $439 million and $485 million, respectively.

(c)	Net of participations and collateral totaling $47 million, $6 million, $31 million and $27 million, respectively.

(d)	Net of participations and cash collateral totaling $166 million, $195 million, $208 million and $229 million, respectively. At June 30, 2004, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

Commitments to extend credit

Total unfunded commitments to extend credit decreased $1.096 billion, or 7%, compared with March 31, 2004, $1.710 billion, or 11%, compared with Dec. 31, 2003 and $3.172 billion, or 19%, compared with June 30, 2003.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (continued)

Unfunded commitments to extend credit expiring over one year at June 30, 2004, increased $241 million, or 3%, compared with March 31, 2004, resulting from a shift towards longer maturities of loan commitments and lower borrowings.

Other guarantees and indemnities

In the normal course of business, the Corporation offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate the Corporation for a stated period to disburse funds to a third-party beneficiary if the Corporation’s customer fails to perform under the terms of an agreement with the beneficiary. The Corporation must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At June 30, 2004, the Corporation had a liability of $10 million related to letters of credit issued or modified since Dec. 31, 2002. For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 115 and 116 of the Corporation’s 2003 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002 to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims where the joint venture has defaulted, and totaled approximately $18.3 billion at June 30, 2004 primarily relating to securities lending activity. This amount assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO Bank N.V.

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

Referral arrangements with Three Rivers Funding Corp. (TRFC), an asset-backed commercial paper entity

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with TRFC, a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or the Corporation. Its financial results are not included in the financial statements of the Bank or the Corporation. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. Fee revenue of less than $1 million was received from this entity in both the second quarter of 2004 and first quarter of 2004, compared with $2 million in the second quarter of 2003, for the services and the liquidity and credit support facilities. See Note 2 of Notes to Financial Statements for a further discussion of the Corporation’s relationship with TRFC.

Nonperforming assets

Nonperforming assets totaled $15 million, a $36 million decrease from March 31, 2004, due to a California-based electric and natural gas utility company that emerged from Chapter 11 bankruptcy protection in April 2004 and fully repaid all borrowings. The $14 million balance of total nonperforming loans at June 30, 2004 was comprised of $7 million to a cable television operator and $7 million of various smaller loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in the Corporation’s 2003 Financial Annual Report.

Nonperforming assets (dollar amounts in millions)	June 30, 2004	March 31, 2004	Dec. 31, 2003	June 30, 2003

Nonperforming loans:
Commercial and financial	$11	$48	$49	$57
Personal	3	2	2	3
Commercial real estate	—	1	—	—

Total nonperforming loans (a)	14	51	51	60
Total acquired property	1	—	1	1

Total nonperforming assets	$15	$51	$52	$61

Nonperforming loans as a percentage of total loans	.20%	.68%	.69%	.77%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.56%	1.99%	2.09%	2.51%

(a)	Includes $9 million, $9 million, $13 million, and $15 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

At June 30, 2004 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $13 million, $1 million and $1 million, respectively. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection, or were non-real estate secured personal loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured personal loans are generally placed on nonaccrual status upon reaching 180 days past due.

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

Provision and reserve for credit exposure (continued)

Reserve for credit exposure (amounts in millions)	June 30, 2004	March 31, 2004	Dec. 31, 2003	June 30, 2003
Reserve for loan losses:
Base reserves:
Commercial and financial	$40	$43	$48	$61
Commercial real estate	12	13	13	8
Personal	5	6	6	5
Lease assets	13	13	12	6

Total domestic base reserve	70	75	79	80
International	3	2	9	10

Total base reserve	73	77	88	90
Impairment	2	2	2	—
Unallocated	21	15	13	23

Total loan loss reserve	$96	$94	$103	$113

Reserve for unfunded commitments:
Commitments	$59	$63	$61	$57
Letters of credit and bankers acceptances	14	14	14	9

Total unfunded commitments reserve	$73	$77	$75	$66

Total reserve for credit exposure	$169	$171	$178	$179

The decrease in the total base reserve at June 30, 2004 compared with March 31, 2004 is related to reserves released due to the securitization of insurance premium finance loans as well as a continuing decline in loan volume in the large corporate and real estate portfolios. The increase in the unallocated reserve at June 30, 2004 reflects uncertainty about customers sensitive to increases in oil prices and decreasing travel such as airlines as well as certain real estate, cable, pharmaceutical and paper manufacturing customers. The decrease in the reserves for unfunded commitments at June 30, 2004 from March 31, 2004 is primarily related to the lower level of unfunded loan commitments. The Corporation’s management concluded that, at June 30, 2004, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio. The Audit Committee of the Board of Directors reviewed and concurred.

There was no net provision for credit losses in the second quarter of 2004, compared with a provision of $3 million in the second quarter of 2003 and a provision credit of $7 million in the first quarter of 2004. There were no net credit-related losses in both the second quarter and first quarter of 2004 compared with $2 million in the second quarter of 2003, as detailed in the table on the following page.

Provision and reserve for credit exposure (continued)

Reserve activity Quarter ended (dollar amounts in millions)	June 30, 2004		March 31, 2004		June 30, 2003
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments

Reserve at beginning of period	$94	$77	$103	$75	$114	$64
Total credit losses	(2)	—	—	—	(1)	—
Total recoveries	2	—	—	—	1	—

Sub-total - net credit recoveries (losses)	—	—	—	—	—	—
Credit losses on loans transferred to held for sale	—	—	—	—	(2)	—

Total net credit recoveries (losses)	—	—	—	—	(2)	—
Securitizations	(2)	—	—	—	—	—
Provision for credit losses	4	(4)	(9)	2	1	2

Reserve at end of period	$96	$73	$94	$77	$113	$66

Reserve for loan losses as a percentage of total loans (a)	1.39%	N/M	1.27%	N/M	1.46%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (a)	N/M	.47%	N/M	.46%	N/M	.35%
Annualized net credit losses to average loans	—%	N/M	—%	N/M	.11%	N/M

Reserve activity Six months ended (dollar amounts in millions)	June 30, 2004		June 30, 2003
	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$103	$75	$127	$52
Total credit losses	(2)	—	(2)	—
Total recoveries	2	—	11	—

Sub-total - net credit recoveries (losses)	—	—	9	—
Credit losses on loans transferred to held for sale	—	—	(13)	—

Total net credit recoveries (losses)	—	—	(4)	—
Securitizations	(2)	—	—	—
Loss on sale of commitments	—	—	—	(3)
Provision for credit losses	(5)	(2)	(10)	17

Reserve at end of period	$96	$73	$113	$66

Annualized net credit losses to average loans	—%	N/M	.10%	N/M

(a)	At period-end.

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

Selected average balances (in millions)	Quarter ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Assets:
Money market investments	$2,703	$2,986	$2,765	$2,844	$2,943
Trading account securities	268	356	761	312	787
Securities	11,647	11,013	11,655	11,330	11,697
Loans	7,491	7,489	7,915	7,490	8,063

Total interest-earning assets	22,109	21,844	23,096	21,976	23,490
Noninterest-earning assets	11,362	11,481	11,360	11,422	11,426
Reserve for loan losses	(94)	(103)	(117)	(98)	(124)

Total assets	$33,377	$33,222	$34,339	$33,300	$34,792

Funds supporting total assets:
Core funds	$30,606	$30,147	$29,026	$30,420	$30,714
Purchased funds	2,771	3,075	5,313	2,880	4,078

Funds supporting total assets	$33,377	$33,222	$34,339	$33,300	$34,792

The decrease in interest-earning assets in the second quarter of 2004 compared with the second quarter of 2003 primarily resulted from lower levels of trading account securities and loans. The decrease in trading account securities resulted from the sale of the fixed income trading business in December 2003. The lower level of loans was due to the continued reduction of commercial loans. The increase in the average interest-earning assets compared with the first quarter of 2004 resulted from higher levels of securities partially offset by lower levels of money market investments and trading account securities. The increase in average securities primarily reflects delays in the first quarter of 2004 in the reinvestment of prepayments in new securities due to low interest rates. By March 31, 2004, securities available for sale totaled $11.6 billion. The decrease in average money market investments was due primarily to lower levels of interest-bearing deposits with banks. See pages 48 and 49 of the Corporation’s 2003 Financial Annual Report for a definition of core and purchased funds.

Liquidity and dividends

The Corporation manages its liquidity position with the objective of maintaining the ability to fund commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Through active liquidity management, the Corporation seeks to ensure that changes in funding requirements can be accommodated without materially impacting net income. Core demand and time deposits, gathered from the Corporation’s private wealth management and corporate and institutional services businesses, are used in conjunction with long-term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, are also utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at Mellon Financial Corporation (Parent Corporation).

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 25 in the Corporation’s 2003 Financial Annual Report. Under the more restrictive limitation, the Corporation’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2004 of up to approximately $255 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between July 1, 2004 and the date of any such dividend declaration. To comply with regulatory guidelines, the Corporation and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At June 30, 2004, the Parent Corporation held cash and marketable securities of $851 million. For the second quarter of 2004, the Parent Corporation’s average commercial paper borrowings were $10 million, compared with $25 million in the first quarter of 2004 and $16 million in the second quarter of 2003. Commercial paper outstanding at June 30, 2004 totaled $6 million.

The Parent Corporation had a $250 million revolving credit agreement with third party financial institutions that expired in June 2004. A new $200 million revolving credit agreement was established with Mellon Bank, N.A. the Corporation’s primary bank subsidiary, in June 2004, with a June 2005 expiration date. The new agreement was executed at market terms. Under this agreement any borrowings are to be collateralized with eligible assets of non-bank subsidiaries of the Corporation. There were no borrowings under this facility at June 30, 2004. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity under an effective shelf registration statement. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Senior and subordinated debt ratings at June 30, 2004	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of the Corporation’s long-term debt totaled $5 million in the second quarter of 2004. There are no contractual maturities scheduled for the remainder of 2004.

Liquidity and dividends (continued)

The Corporation paid $76 million in common stock dividends in the second quarter of 2004 compared with $59 million in the second quarter of 2003. The common dividend payout ratio, on a net income basis, was 43% in the second quarter of 2004 on a dividend of $.18 per share compared with 35% in the second quarter of 2003 on a dividend of $.14 per share. Based upon shares outstanding at June 30, 2004 and the current quarterly common stock dividend rate of $.18 per share, the annual common stock dividend requirement is expected to be approximately $305 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $570 million during the first six months of 2004 to $3.172 billion. The increase resulted from $1.433 billion of net cash provided by financing activities and $509 million of net cash provided by operating activities, partially offset by $1.369 billion of net cash used in investing activities. Net cash provided by financing activities primarily resulted from a higher level of deposits, partially offset by the repurchase of common stock. Net cash used in investing activities primarily resulted from a higher level of securities available for sale and an increase in the level of federal funds sold and securities under resale agreements, partially offset by the proceeds from a loan securitization.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in short-term interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the second quarter of 2004, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at June 30, 2004, and excluding the impact of interest receipts on nonperforming loans. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the June 30, 2004 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding the Corporation’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 51 through 53 in the Corporation’s 2003 Financial Annual Report.

	Movements in interest rates from June 30, 2004 rates
	Increase						Decrease
Interest rate simulation sensitivity analysis	+50 bp		+100 bp		+200 bp		-50 bp	-100 bp
Simulated impact in the next 12 months compared with June 30, 2004:
Net interest revenue increase (decrease)	(1.3)%		(2.4)%		(4.9)%		0.4%	(1.8)%
Earnings per share increase (decrease)	$(.01)		$(.02)		$(.04)		$—	$(.01)
Return on equity increase (decrease)	(11	)bp	(21	)bp	(42	)bp	3bp	(16	)bp

The anticipated impact on net interest revenue under the various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both June 30, 2004 and June 30, 2003. The simulation results reflect the Corporation’s efforts to manage the repricing characteristics of its interest-earning assets and supporting funds.

Interest rate sensitivity analysis (continued)

Securities available for sale

The amortized cost basis of securities available for sale totaled $11.5 billion at June 30, 2004, as shown in Note 5 of this report. The average yields and repricing lives for the fixed and adjustable/floating rate securities are as follows.

	June 30, 2004
Securities available for sale (in billions)	Amortized cost	Average yield (a)	Estimated average repricing life (b)
Fixed rate:
Mortgage-backed	$5.0	4.63%	5.1
U.S. Treasury and agency	2.1	3.06%	2.1
State and political subdivisions	.6	7.04%	15.7
Adjustable/floating rate mortgage-backed:
Floating rate	2.6	1.75%	0.1
Adjustable rate	1.2	3.17%	1.7

Total	$11.5	3.68%	3.6

(a)	Average yields are weighted averages and are presented on an FTE basis using a 35% federal income tax rate.

(b)	Estimated average repricing lives are in years. Estimated lives for mortgage-backed securities include the effect of estimated prepayments, while the estimated lives for U.S. Treasury and agencies and states and political subdivisions securities are final maturities.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Corporation’s overall asset/liability management process to augment the management of interest rate exposure. The total notional amount of interest rate swaps used to manage interest rate risk was $2.779 billion at June 30, 2004, compared with $2.720 billion at Dec. 31, 2003 and $2.763 billion at June 30, 2003. The notional value at June 30, 2004 was primarily comprised of receive fixed instruments associated with long-term debt and junior subordinated debentures with a weighted average maturity of approximately 9 years and weighted average interest rates received and paid of 5.67% and 1.48%, respectively. The net interest differential between interest revenue and interest expense resulted in interest revenue of $37 million and $74 million in the second quarter and first six months of 2004, compared with interest revenue of $36 million and $67 million in the second quarter and first six months of 2003. Additional information regarding these contracts is presented in Note 28 in the Corporation’s 2003 Financial Annual Report.

The Corporation enters into interest rate swaps designated as fair value hedges, to convert portions of its fixed rate junior subordinated debentures to floating rate debt, its fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate deposits and loans to variable rate. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the six months ended June 30, 2004 and June 30, 2003. At June 30, 2004, there were no outstanding cash flow hedges. The Corporation uses five year yen denominated debt to hedge its remaining investment in Tokyo-based Shinsei Bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

Derivative instruments used for trading activities

The Corporation enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing the Corporation’s risks in certain trading portfolios and as part of its proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange trading revenue and other revenue. Additional information regarding these contracts is presented in the Corporation’s 2003 Financial Annual Report on pages 53 and 54 and in Note 28.

Derivative instruments used for trading activities (notional amounts in millions)	June 30, 2004	March 31, 2004	Dec. 31, 2003	June 30, 2003
Commitments to purchase and sell foreign currency contracts	$77,583	$72,190	$54,319	$49,512
Foreign currency option contracts purchased	5,046	7,532	5,602	42,098
Foreign currency option contracts written	8,549	10,446	4,928	43,675
Interest rate agreements:
Interest rate swaps	10,197	9,813	9,886	10,263
Options, caps and floors purchased	667	405	542	557
Options, caps and floors written	820	541	513	924
Futures and forward contracts	16,727	14,158	13,220	13,363
Equity options	2,804	1,353	508	376
Credit default swaps	671	609	612	206
Other products	36	47	48	50

The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities and credit default swaps was approximately $5 million at June 30, 2004 compared with approximately $4 million at Dec. 31, 2003 and approximately $7 million at June 30, 2003.

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

Item 4. - Controls and Procedures

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2004, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of June 30, 2004, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and to provide reasonable

Item 4. - Controls and Procedures (continued)

assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

In response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has created a multi-disciplinary project team to oversee its compliance efforts. The Corporation’s objective is to achieve compliance with the requirements of Section 404 for 2004. The Corporation currently believes that when required by rules of the SEC it will be able to make the assertion that the Corporation’s internal controls over financial reporting are effective.

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: the intention to exit certain small non-strategic businesses; annual occupancy expense; the fair value of guarantee obligations; expected return on pension plan assets; maximum loss exposure related to Three Rivers Funding Corporation (TRFC); amounts of contingent and deferred consideration payable for acquisitions; collectability of securities; expected amortization expense; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital gains or losses and possible changes in the value of the portfolio; expected 2004 quarterly net interest income; the Corporation’s intention not to renew certain credit relationships; planned reduction of positions and utilization of the severance accrual; liabilities for guarantees and indemnities; credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; simulation of changes in interest rates; the estimated average repricing lives of securities held by the Corporation; the value-at-risk for trading activities; the Corporation’s ability to assert, when required, that internal controls over financial reporting are effective; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; relevant benchmark to estimate future changes in investment management fees; equity and fixed-income market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; corporate and personal customers’ bankruptcies; operational risk; inflation; technological change; success in the timely development of new products and services; competitive product and pricing pressures within the Corporation’s markets; customer spending and savings habits; interest rate fluctuations; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation process; the effects of recent and any further terrorist acts and the results of the war on terrorism; and uncertainties associated with the evolving requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the Public Company Accounting Oversight Board; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and

Cautionary Statement (continued)

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on pages 44 and 45 of this Report and is incorporated into this Item by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 20, 2004, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of five directors for a term expiring in 2007:

Name of Director	Votes For	Votes Withheld
Jared L. Cohon	357,947,927	11,330,899
Ira J. Gumberg	351,560,201	17,718,625
Martin G. McGuinn	358,063,954	11,214,872
David S. Shapira	356,734,096	12,544,730
John P. Surma	360,062,101	9,216,725

The election of one director for a term expiring in 2005:

Name of Director	Votes For	Votes Withheld
Edward J. McAniff	352,541,284	16,737,542

2.	Proposal to amend the Corporation’s Long-Term Profit Incentive Plan:

For:	240,443,486
Against:	68,370,087
Abstain:	5,038,997

PART II - OTHER INFORMATION (continued)

Item 4.	Submission of Matters to a Vote of Security Holders. (continued)

3.	Ratification of KPMG LLP as independent public accountants of the Corporation for the year ending Dec. 31, 2004:

For:	359,794,575
Against:	6,811,019
Abstain:	2,673,330

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), effective as of April 20, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 64 through 67, inclusive, of the Corporation’s 2003 Financial Annual Report to Shareholders.

PART II - OTHER INFORMATION (continued)

Item 6.	Exhibits and Reports on Form 8-K. (continued)

(b) Reports on Form 8-K

During the second quarter of 2004, the Corporation filed or furnished the following Current Reports on Form 8-K:

(1)	A report dated March 5, 2004, which included, under Item 5, (i) a statement announcing that effective April 1, 2004 Union Bank of California, National Association was appointed as successor Trustee to J.P. Morgan Trust Company, N.A., formerly known as Bank One Trust Company, N.A. for Securities issued under the Indenture dated as of June 12, 2000, among Mellon Funding Corporation, as Issuer, Mellon Financial Corporation, as Guarantor, and J.P. Morgan Trust Company, N.A. formerly known as Bank One Trust Company, N.A., as Trustee, as supplemented by the First Supplemental Indenture, dated as of April 30, 2001, (ii) a statement announcing that Mellon Financial Corporation and Mellon Funding Corporation executed a second supplemental indenture dated as of March 5, 2004 (the “Second Supplemental Indenture”), to the Indenture dated as of June 12, 2000, among Mellon Funding Corporation, as Issuer, Mellon Financial Corporation, as Guarantor and J.P. Morgan Trust Company, N.A. formerly known as Bank One Trust Company, N.A., as Trustee, as supplemented by the First Supplemental Indenture, dated as of April 30, 2001. The Second Supplemental Indenture was filed as an exhibit thereto, and, under Item 7, certain exhibits were filed therewith and incorporated by reference into Registration Statement Nos. 333-107400, 333-107400-01, 333-107400-02, 333-107400-03, and 333-107400-04 pertaining to certain debt securities of Mellon Funding Corporation and the related guarantees of Mellon Financial Corporation.

(2)	A report dated March 31, 2004, which included, under Items 5 and 7, a statement announcing that Ira J. Gumberg, a Director of Mellon Financial Corporation, executed and delivered a letter, dated March 31, 2004, to Gumberg Associates - Chapel Square regarding the waiver of any right to any partnership income resulting from lease payments by Mellon Bank, N.A.

(3)	A report dated April 12, 2004, which included, under Items 5 and 7, the Corporation’s press release, dated April 12, 2004, announcing that it had reached a definitive agreement to acquire Safeco Trust Company.

(4)	A report dated April 20, 2004, which included, under Items 7 and 12, the Corporation’s press release, dated April 20, 2004, announcing results of operations for first quarter 2004 and an increase in the quarterly common stock dividend.

(5)	A report dated May 7, 2004, which included, under Item 7, the Corporation’s Business Sectors Financial Information and Financial Trends through First Quarter 2004.

(6)	A report dated May 18, 2004, which included, under Items 5 and 7, the Corporation’s press release, dated May 18, 2004, announcing that Paul L. Cejas, a Miami-based business and civic leader, and Edmund F. Kelly, chairman of Boston-based Liberty Mutual Group, have been elected to its board of directors, effective June 1, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: August 6, 2004	By:	/s/ Michael A. Bryson
Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions and Treasury Services), the Corporation serves two distinct major classes of customers - corporations and institutions and high net worth individuals. For corporations and institutions, the Corporation provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, retirement and employee benefits consulting, outsourcing services for benefit plans, comprehensive end-to-end human resources outsourcing solutions, shareholder services, treasury management and banking services. For individuals, the Corporation provides mutual funds and wealth management. The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation, Founders Asset Management LLC and Standish Mellon Asset Management Company LLC in the United States and Newton Investment Management in Europe, as well as a number of additional investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the current market value. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the Board of Directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, please visit www.melloninvestor.com or call 1 800 205-7699.

Form 10-K and Shareholder Publications	For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2003 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet	Mellon: www.mellon.com
Access	Mellon Investor Services: www.melloninvestor.com See also Internet access for Business Groups/Principal Entities in the 2003 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Securities Transfer Agent	To address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

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

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), effective as of April 20, 2004.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

(continued)

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
99.1	Pages 64 through 67, inclusive, of the Corporation’s 2003 Financial Annual Report to Shareholders.	Previously filed as part of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003 and incorporated herein by reference.

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