Form 10-Q
period 2004-09-30
MELLON FINANCIAL CORP
filed 2004-11-05
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes  ✓    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2004

Common Stock, $.50 par value	423,548,521

MELLON FINANCIAL CORPORATION

THIRD QUARTER 2004 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement	2
Consolidated Balance Sheet	4
Consolidated Statement of Cash Flows	5
Consolidated Statement of Changes in Shareholders’ Equity	6

Notes to Financial Statements	8

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	54

Cautionary Statement	55

Part II - Other Information

Item 1. Legal Proceedings.	56

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	56

Item 6. Exhibits.	56

Signature	57

Corporate Information	58

Index to Exhibits	59

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Nine months ended
(in millions)		Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Noninterest	Trust and investment fee revenue:
revenue	Investment management	$376	$385	$348	$1,166	$1,000
	Human resources & investor solutions	221	233	229	687	714
	Institutional trust and custody	127	133	114	393	339
	Securities lending revenue	16	24	16	58	53

	Total trust and investment fee revenue	740	775	707	2,304	2,106
	Cash management revenue	77	79	83	234	226
	Foreign exchange trading revenue	37	50	42	144	108
	Financing-related revenue	32	30	30	97	100
	Equity investment revenue	23	9	3	130	(12)
	Other revenue	21	19	38	54	62

	Total fee and other revenue	930	962	903	2,963	2,590
	Gains on sales of securities	—	8	18	8	50

	Total noninterest revenue	930	970	921	2,971	2,640

Net interest	Interest revenue	202	199	214	595	717
revenue	Interest expense	92	80	82	252	268

	Net interest revenue	110	119	132	343	449
	Provision for credit losses	—	—	—	(7)	7

	Net interest revenue after provision for credit losses	110	119	132	350	442

Operating	Staff expense	481	481	494	1,457	1,400
expense	Professional, legal and other purchased services	102	110	108	316	308
	Net occupancy expense	66	93	68	227	197
	Equipment expense	54	53	70	161	174
	Business development	25	26	28	76	78
	Communications expense	23	27	24	78	80
	Amortization of intangible assets	5	4	5	14	14
	Other expense	33	34	35	119	113

	Total operating expense	789	828	832	2,448	2,364

Income	Income from continuing operations before income taxes and cumulative effect of accounting change	251	261	221	873	718
	Provision for income taxes	70	85	68	272	226

	Income from continuing operations before cumulative effect of accounting change	181	176	153	601	492
	Cumulative effect of accounting change, net of tax	—	—	—	—	(7)

	Income from continuing operations	181	176	153	601	485
	Discontinued operations:
	Income from operations (net of tax of $-, $-, $-, $-, and $-)	—	—	—	—	1
	Net gain on disposals (net of tax expense (credit) of $-, $-, $(16), $1 and $(14))	2	—	28	3	31

	Income from discontinued operations (net of tax of $-, $-, $(16), $1 and $(14))	2	—	28	3	32

	Net income	$183	$176	$181	$604	$517

(continued)

CONSOLIDATED INCOME STATEMENT (continued)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Nine months ended
(share amounts in thousands)		Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Earnings per	Basic:
share (a)	Income from continuing operations before cumulative effect of accounting change	$.43	$.42	$.37	$1.43	$1.16
	Cumulative effect of accounting change	—	—	—	—	(.02)

	Continuing operations	.43	.42	.37	1.43	1.14
	Discontinued operations	.01	—	.06	.01	.07

	Net income	$.44	$.42	$.43	$1.44	$1.21

	Diluted:
	Income from continuing operations before cumulative effect of accounting change	$.43	$.42	$.36	$1.42	$1.14
	Cumulative effect of accounting change	—	—	—	—	(.01)

	Continuing operations	.43	.42	.36	1.42	1.13
	Discontinued operations	—	—	.06	—	.07

	Net income	$.43	$.42	$.42	$1.42	$1.20

Shares	Basic average shares outstanding	419,136	419,015	426,183	419,937	426,856
outstanding	Common stock equivalents	3,978	4,780	5,152	4,796	4,460

	Diluted average shares outstanding	423,114	423,795	431,335	424,733	431,316
(a)	Calculated based on unrounded numbers.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Assets	Cash and due from banks	$3,278	$2,602	$2,619
	Interest-bearing deposits with banks	2,858	2,775	2,319
	Federal funds sold and securities under resale agreements	347	703	869
	Other money market investments	107	216	155
	Trading account securities	201	266	569
	Securities available for sale	12,445	10,690	10,225
	Investment securities (approximate fair value of $233, $308 and $374)	226	297	361
	Loans, net of unearned discount of $29, $30 and $31	7,025	7,467	7,223
	Reserve for loan losses	(98)	(103)	(110)

	Net loans	6,927	7,364	7,113
	Premises and equipment	686	668	675
	Goodwill	2,278	2,194	2,097
	Other intangibles	148	100	104
	Assets of discontinued operations	—	187	—
	Other assets	5,595	5,921	5,847

	Total assets	$35,096	$33,983	$32,953

Liabilities	Noninterest-bearing deposits in domestic offices	$7,294	$7,310	$7,836
	Interest-bearing deposits in domestic offices	9,277	8,099	7,390
	Interest-bearing deposits in foreign offices	5,460	5,434	3,617

	Total deposits	22,031	20,843	18,843
	Federal funds purchased and securities under repurchase agreements	853	754	779
	U.S. Treasury tax and loan demand notes	6	6	1,007
	Commercial paper	7	10	12
	Other funds borrowed	286	314	703
	Reserve for unfunded commitments	71	75	71
	Other liabilities	2,557	2,861	2,566
	Notes and debentures (with original maturities over one year)	4,266	4,209	4,269
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (a)	1,060	1,057	—
	Guaranteed preferred beneficial interests in capital debt securities issued by consolidated trusts (a)	—	—	1,043
	Liabilities of discontinued operations	—	152	—

	Total liabilities	31,137	30,281	29,293

Shareholders’ equity	Common stock - $.50 par value Authorized - 800,000,000 shares Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,924	1,901	1,895
	Retained earnings	6,280	5,934	5,822
	Accumulated unrealized gain, net of tax	23	26	10
	Treasury stock of 165,113,399; 161,629,563 and 158,429,780 shares at cost	(4,562)	(4,453)	(4,361)

	Total shareholders’ equity	3,959	3,702	3,660

	Total liabilities and shareholders’ equity	$35,096	$33,983	$32,953
(a)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. See Note 15 of the Corporation’s 2003 Financial Annual Report for a further discussion.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended Sept. 30,
(in millions)		2004	2003
Cash flows from	Net income	$604	$517
operating activities	Income from discontinued operations	3	32
	Net income from continuing operations	601	485
	Adjustments to reconcile net income to net cash provided by operating activities:
	Cumulative effect of accounting change	—	7
	Depreciation and other amortization	122	121
	Deferred income tax expense	189	36
	Provision for credit losses	(7)	7
	Net gains on sales of securities	(8)	(50)
	Gain on sale of portion of indirect investment in Shinsei Bank	(93)	—
	Pension expense (credit)	9	(21)
	Net decrease in trading account securities	65	111
	Changes in accruals and other, net	(89)	(107)
	Net cash provided by operating activities	789	589
Cash flows from	Net (increase) decrease in term deposits and other money market investments	26	(543)
investing activities	Net decrease in federal funds sold and securities under resale agreements	356	1,360
	Purchases of securities available for sale	(6,574)	(11,953)
	Proceeds from sales of securities available for sale	1,562	1,325
	Proceeds from maturities of securities available for sale	3,228	11,272
	Purchases of investment securities	—	(9)
	Proceeds from maturities of investment securities	71	172
	Proceeds from the sale of portion of indirect investment in Shinsei Bank	120	—
	Net principal repayments (advances) of loans to customers	(145)	826
	Loan portfolio purchases	(19)	—
	Proceeds from the sales and securitizations of loans	553	376
	Purchases of premises and equipment/capitalized software	(141)	(132)
	Net cash disbursed in acquisitions	(165)	(33)
	Net increase (decrease) from other investing activities	94	(127)
	Net cash (used in) provided by investing activities	(1,034)	2,534
Cash flows from	Net increase (decrease) in deposits	1,188	(3,814)
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	99	46
	Net increase (decrease) in other funds borrowed	(28)	1,010
	Net increase (decrease) in commercial paper	(3)	3
	Repayments of longer-term debt	(205)	(303)
	Net proceeds from issuance of longer-term debt	298	109
	Dividends paid on common stock	(221)	(175)
	Proceeds from issuance of common stock	32	30
	Repurchase of common stock	(236)	(140)
	Net cash provided by (used in) financing activities	924	(3,234)
	Effect of foreign currency exchange rates	(3)	2
Change in cash and	Net increase (decrease) in cash and due from banks	676	(109)
due from banks	Cash and due from banks at beginning of period	2,602	2,728
	Cash and due from banks at end of period	$3,278	$2,619

Supplemental	Interest paid	$259	$304
disclosures	Net income taxes paid (a)	193	143
(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2004 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at June 30, 2004	$294	$1,917	$6,179	$(90)	$(4,551)	$3,749
Comprehensive results:
Net income	—	—	183	—	—	183
Other comprehensive results, net of tax	—	—	—	113	—	113
Total comprehensive results	—	—	183	113	—	296
Dividends on common stock at $.18 per share	—	—	(77)	—	—	(77)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Stock awards and options exercised	—	7	(5)	—	13	15
Repurchase of common stock	—	—	—	—	(38)	(38)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under the 401(k) Retirement Saving Plan	—	—	—	—	9	9
Balance at Sept. 30, 2004	$294	$1,924	$6,280	$23	$(4,562)	$3,959

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at June 30, 2003	$294	$1,890	$5,705	$80	$(4,345)	$3,624
Comprehensive results:
Net income	—	—	181	—	—	181
Other comprehensive results, net of tax	—	—	—	(70)	—	(70)
Total comprehensive results	—	—	181	(70)	—	111
Dividends on common stock at $.14 per share	—	—	(60)	—	—	(60)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	1	—	—	2	3
Stock awards and options exercised	—	3	(4)	—	15	14
Repurchase of common stock	—	—	—	—	(54)	(54)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued in connection with the Arden Group, Inc. acquisition	—	1	—	—	10	11
Common stock issued under the 401(k) Retirement Saving Plan	—	—	—	—	9	9
Balance at Sept. 30, 2003	$294	$1,895	$5,822	$10	$(4,361)	$3,660

See accompanying Notes to Financial Statements.

(continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2004 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2003	$294	$1,901	$5,934	$26	$(4,453)	$3,702
Comprehensive results:
Net income	—	—	604	—	—	604
Other comprehensive results, net of tax	—	—	—	(3)	—	(3)
Total comprehensive results	—	—	604	(3)	—	601
Dividends on common stock at $.52 per share	—	—	(221)	—	—	(221)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	10	9
Stock awards and options exercised	—	23	(35)	—	83	71
Repurchase of common stock	—	—	—	—	(236)	(236)
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	5	5
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	2	2
Common stock issued under the 401(k) Retirement Saving Plan	—	—	(1)	—	27	26
Balance at Sept. 30, 2004	$294	$1,924	$6,280	$23	$(4,562)	$3,959

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2003 (in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2002	$294	$1,886	$5,514	$41	$(4,340)	$3,395
Comprehensive results:
Net income	—	—	517	—	—	517
Other comprehensive results, net of tax	—	—	—	(31)	—	(31)
Total comprehensive results	—	—	517	(31)	—	486
Dividends on common stock at $.41 per share	—	—	(175)	—	—	(175)
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	1	(1)	—	8	8
Stock awards and options exercised	—	6	(31)	—	64	39
Repurchase of common stock	—	—	—	—	(140)	(140)
Common stock issued under the Employee Stock Purchase Plan	—	—	(1)	—	10	9
Common stock issued in connection with the Arden Group, Inc. acquisition	—	1	—	—	10	11
Common stock issued under the 401(k) Retirement Saving Plan	—	1	(1)	—	27	27
Balance at Sept. 30, 2003	$294	$1,895	$5,822	$10	$(4,361)	$3,660

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

Pro forma cost of stock options

Effective Jan. 1, 2003, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the third quarter of 2004, options totaling 240,765 shares were granted with a weighted-average fair value of $6.10 per share. Stock option expense was determined by using the Black-Scholes option pricing model and totaled $3 million after-tax in the third quarter of 2004, less than $1 million after-tax in the third quarter of 2003 and $3 million after-tax in the second quarter of 2004. As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to all awards in each period. Awards under the Corporation’s plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards granted in prior periods.

Pro forma income from continuing operations

	Quarter ended			Nine months ended
(dollar amount in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003 (a)
Income as reported	$181	$176	$153	$601	$492
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (b)	7	7	5	22	13
Deduct: Total stock-based employee compensation expense, using retroactive method, determined under fair value based method for all awards, net of tax (b)	(13)	(12)	(14)	(39)	(39)
Pro forma income	$175	$171	$144	$584	$466
Earnings per share:
Basic - as reported	$.43	$.42	$.37	$1.43	$1.16
Basic - pro forma	$.42	$.41	$.34	$1.39	$1.09
Diluted - as reported	$.43	$.42	$.36	$1.42	$1.14
Diluted - pro forma	$.41	$.40	$.34	$1.38	$1.08
(a)	Before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.
(b)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $4 million, $4 million and $4 million for the third quarter of 2004, second quarter of 2004, and third quarter of 2003, respectively, and $13 million and $12 million for the first nine months of 2004 and first nine months of 2003, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1 — Basis of presentation and informational disclosures (continued)

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options. The fair value of each stock option was estimated on the date of the grant using the following weighted-average assumptions for 2004 and 2003, respectively: (1) expected dividend yields of 2.3% and 2.1%; (2) risk-free interest rates of 3.7% and 3.4%; (3) expected volatility of 25% and 27%; and (4) expected lives of options of 5.6 years and 5.5 years.

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

Guarantees

At Sept. 30, 2004, the Corporation had a liability of $7 million related to standby letters of credit issued or modified since Dec. 31, 2002. As required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), the fair value of the liability, which was recorded with a corresponding asset in Other assets, was estimated as the present value of contractual customer fees. For details of guarantees, see “Other guarantees and indemnities” in the table on page 45, and the paragraphs under the subheading “Other guarantees and indemnities” on page 46 as well as the Three Rivers Funding Corp. (TRFC) discussion on pages 10, 11, 46 and 47. The information in the table and those paragraphs on pages 46 and 47 are incorporated by reference into these Notes to Financial Statements.

Pension and other postretirement benefits

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS 132 (revised 2003) requires interim period disclosures of the components of net periodic benefit cost (credit).

NOTES TO FINANCIAL STATEMENTS (continued)

Net periodic benefit cost (credit)

	Quarter ended						Nine months ended
	Sept. 30, 2004		June 30, 2004		Sept. 30, 2003		Sept. 30, 2004		Sept. 30, 2003
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$14	$—	$14	$—	$12	$—	$41	$1	$35	$1
Interest cost	20	1	20	1	19	1	61	3	57	4
Expected return on plan assets	(40)	—	(40)	—	(40)	—	(119)	—	(119)	—
Amortization of transition asset	—	1	—	1	—	1	—	1	(1)	1
Amortization of prior service cost	1	—	1	—	1	—	4	—	4	—
Recognized net actuarial loss	8	—	8	—	1	—	22	—	3	—
Net periodic benefit cost (credit)	$3	$2	$3	$2	$(7)	$2	$9	$5	$(21)	$6

Note 2—FIN 46 Revised

In December 2003 the FASB issued Interpretation No. 46, (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46 Revised). This Interpretation addresses consolidation by business enterprises of VIEs. A VIE is a corporation, limited liability company, partnership, trust or other legal structure that is used to conduct activities or hold assets that, by design, cannot support its financial activities without additional subordinated financial support from other parties or whose equity investors, if any, do not have: (1) the ability to make decisions about its activities through voting or similar rights; (2) the obligation to absorb the expected losses of the entity; or (3) the right to receive the expected residual returns of the entity. An entity is also considered a VIE if its equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an equity investor with a disproportionately small voting interest. FIN 46 Revised requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity’s expected losses and/or residual returns.

Three Rivers Funding Corporation (TRFC)

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with TRFC, a special purpose entity that issues commercial paper. TRFC is owned by an independent third party, is not a subsidiary of either the Bank or the Corporation and its financial results are not included in the financial statements of the Bank or the Corporation. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. The Bank operates as a referral agent and refers transactions to TRFC, as well as providing all administrative services. TRFC sold subordinated notes to an unrelated third party in 2003 and as a result of that sale the Corporation is not its primary beneficiary, as defined by FIN 46 Revised.

At Sept. 30, 2004, TRFC’s receivables and commercial paper outstanding each totaled $397 million compared with $560 million at June 30, 2004. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $32 million at Sept. 30, 2004 compared with $45 million at June 30, 2004. The Corporation’s maximum loss exposure related to TRFC is the amount of liquidity facilities provided by the Bank of up to the full amount of commercial paper outstanding, or $397 million, at Sept. 30, 2004. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 45. The estimated liability for losses related to these

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2—FIN 46 Revised (continued)

arrangements, if any, is included in the reserve for unfunded commitments. See Note 7 of the Corporation’s 2003 Financial Annual Report for a further discussion of the Corporation’s relationship with TRFC.

Note 3—Contingent and deferred consideration related to acquisitions

The Corporation completed three acquisitions during the third quarter of 2004—the 70% of Pareto Partners that the Corporation did not previously own, Evaluation Associates Capital Markets and Paragon Asset Management Company—for a total cost of $139 million, primarily paid in cash. Goodwill and intangibles related to these acquisitions totaled $123 million. These three acquisitions have approximately $48 billion in assets under management, of which $42 billion at Pareto Partners had previously been reported in the Corporation’s total assets under management. There were three acquisitions during the second quarter of 2004, with total initial consideration of $20 million, which added approximately $2 billion to assets under management. There were no acquisitions completed in the first quarter of 2004.

The Corporation records contingent purchase payments when amounts are resolved and become issuable. Amounts become resolved, or determined, and issuable when an acquisition reaches a certain level of performance. At Sept. 30, 2004, the Corporation is potentially obligated to pay contingent additional consideration of a maximum expected amount of approximately $145 million for all acquisitions, over the next five years. None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2004. Additional consideration for prior acquisitions of $15 million was paid in the third quarter of 2004 including a deferred consideration cash payment of $12.5 million for Standish Mellon. This brings total additional consideration paid for prior acquisitions in the first nine months of 2004 to $20 million, including approximately $2 million paid with the Corporation’s common stock. The Corporation is obligated to pay deferred consideration in equal annual installments of $12.5 million for a total of $50 million, for the Standish Mellon acquisition, the second installment of which was paid in the third quarter of 2004, leaving a remaining obligation of $25 million. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

The Corporation owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have exercised a “put” right which obligates a subsidiary of the Corporation to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and under administration, among other things. The Corporation and the minority interest owners disagree on the computation of the purchase price, and the dispute is in binding arbitration. The Corporation offered $4 million for the remaining 30% of the company and the minority interest owners made an initial request of $42 million.

Note 4—Discontinued operations

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

In accordance with generally accepted accounting principles, reflected as discontinued operations in all income statements presented are the final results of the fixed income trading business as well as residual activity from the lines of business servicing retail consumer and small business/middle market customers that were exited in 2001 and 2002. Because the lines of business included in discontinued operations were discrete lines of business

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4—Discontinued operations (continued)

serving classes of customers no longer served by the Corporation’s continuing lines of business, the disposition of these businesses has no material impact on continuing operations going forward. An after-tax gain of $2 million was recorded in the third quarter of 2004, resulting from the favorable resolution of liability estimates made at the time of the disposition of the discontinued businesses. All information in this Quarterly Report on Form 10-Q reflects continuing operations, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted.

Note 5—Securities

Securities

	Sept. 30, 2004				Dec. 31, 2003
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$394	$—	$—	$394	$471	$—	$—	$471
Other U.S. agency	1,505	1	12	1,494	5	1	—	6
Obligations of states and political subdivisions	668	16	2	682	547	13	3	557
Mortgage-backed securities:
Federal agencies	8,100	55	59	8,096	8,772	62	63	8,771
Other	1,754	1	8	1,747	743	2	3	742
Total mortgage-backed securities	9,854	56	67	9,843	9,515	64	66	9,513
Other	32	—	—	32	145	—	2	143
Total securities available for sale	$12,453	$73	$81	$12,445	$10,683	$78	$71	$10,690
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$178	$7	$—	$185	$243	$11	$—	$254
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	179	7	—	186	244	11	—	255
Stock of Federal Reserve Bank	47	—	—	47	53	—	—	53
Total investment securities	$226	$7	$—	$233	$297	$11	$—	$308

Note: Gross realized gains were $9 million and gross realized losses were $1 million on sales of securities available for sale in the first nine months of 2004. Gross realized gains were $62 million and gross realized losses were less than $1 million on sales of securities available for sale in the full-year 2003. At Sept. 30, 2004 and Dec. 31, 2003, there were no issuers, other than the U.S. Government and its agencies, where the aggregate book value of securities exceeded 10% of shareholders’ equity.

The unrealized losses on securities of $81 million was entirely related to interest rates. Nearly all of the securities with unrealized losses are AAA rated or carry government agency guarantees. Approximately 80% of these 660 investments have been in a continuous unrealized loss position for less than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first nine months of 2004.

Goodwill

(in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	HR&IS	Treasury Services	Other Activity	Total
Balance at Dec. 31, 2003	$737	$242	$335	$275	$413	$192	$—	$2,194
Goodwill from acquisitions	75	—	8	—	—	—	—	83
Impairment losses	—	—	—	—	—	—	(8)	(8)
Other (a)	(4)	—	10	—	(5)	—	8	9
Balance at Sept. 30, 2004	$808	$242	$353	$275	$408	$192	$—	$2,278
(a)	Other changes in goodwill include the effect of foreign exchange rates on non-dollar denominated goodwill, purchase price adjustments and certain other reclassifications, as well as the reclassification of the goodwill of a small non-strategic business from the HR&IS sector to the Other Activity sector.

Acquired intangible assets

Acquired intangible assets

	Net Carrying Amount
(in millions)	Sept. 30, 2004	Dec. 31, 2003
Subject to amortization (a):
Customer base	$85	$37
Technology based	32	35
Premium on deposits	8	11
Other	4	7
Total subject to amortization	$129	$90
Not subject to amortization:
Investment management contractual relations	19	10
Total acquired intangible assets	$148	$100
(a)	Includes the foreign exchange effects on non-dollar denominated intangible assets.

Intangible assets are amortized over their estimated useful lives. During the first nine months of 2004, the net carrying amount of acquired intangible assets increased by $48 million (acquisitions of $62 million, offset by amortization expense of $14 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2004 through 2009 is as follows.

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2004	$20
2005	22
2006	21
2007	20
2008	17
2009	14

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7—Other assets

Other assets

(in millions)	Sept. 30, 2004		June 30, 2004		Dec. 31, 2003		Sept. 30, 2003
Corporate-owned life insurance	$1,763		$1,748		$1,699		$1,632
Receivables related to foreign exchange and derivative instruments (a)	744		655		1,117		1,072
Prepaid pension assets	1,032		1,022		1,010		993
Equity investments and mezzanine financings	652	(b)	620		663		647
Equity in joint ventures and other investments (c)	305		302		337		321
Other prepaid expenses	147		151		144		131
Receivables and other assets	952	(d)	1,056	(d)	951	(d)	1,051
Total other assets	$5,595		$5,554		$5,921		$5,847
(a)	Reflects credit risk associated with interest rate swaps used to manage interest rate risk and derivatives used for trading activities. Credit risk associated with these instruments results from mark to market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and risk management purposes.
(b)	Beginning in the third quarter of 2004, includes $47 million of venture capital direct mezzanine investments in the form of subordinated debt that had previously been included in commercial and financial loans. Prior periods were not reclassified.
(c)	Relates to operating joint ventures and other investments including ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company, Russell/Mellon Analytical Services, Pareto Partners (prior to Sept. 30, 2004), various HR&IS joint ventures, and Banco Brascan.
(d)	Includes the Corporation’s $31 million ownership of the common capital securities of the statutory business trusts that were deconsolidated at Dec. 31, 2003 in accordance with FIN 46 Revised.

Note 8—Net interest revenue

Net interest revenue

		Quarter ended			Nine months ended
(in millions)		Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Interest	Interest and fees on loans (loan fees of $5, $7, $8, $20 and $24)	$65	$70	$67	$200	$224
revenue	Interest-bearing deposits with banks	19	14	15	49	42
	Federal funds sold and securities under resale agreements	3	2	2	6	7
	Other money market investments	—	1	—	2	2
	Trading account securities	1	1	3	4	11
	Securities - taxable	107	102	118	310	385
	Securities - nontaxable	7	9	8	24	23
	Other (a)	—	—	1	—	23

	Total interest revenue	202	199	214	595	717
Interest	Deposits in domestic offices	20	16	13	50	52
expense	Deposits in foreign offices	15	10	11	35	37
	Federal funds purchased and securities under repurchase agreements	3	3	4	9	13
	Other short-term borrowings	5	4	9	15	25
	Notes and debentures	35	34	33	103	96
	Junior subordinated debentures (b)	14	13	—	40	—
	Trust-preferred securities (b)	—	—	12	—	45

	Total interest expense	92	80	82	252	268

	Net interest revenue	$110	$119	$132	$343	$449
(a)	Interest revenue earned for services provided to the Department of the Treasury in excess of the value of compensating balances during the period.
(b)	Trust-preferred securities were deconsolidated at Dec. 31, 2003.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 9—Business sectors

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

For details of business sectors, see the tables, through “Average Tier I preferred equity” on pages 32 and 33, the paragraphs on pages 32 and 33, and the first two paragraphs on page 34, as well as the first four paragraphs in the Other Activity section on page 41. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 10—Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

(in millions)	Quarter ended
	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Foreign currency translation adjustment	$53	$44	$(28)
Minimum pension liability	(25)	(25)	(21)
Unrealized gain (loss) on securities available for sale	(5)	7	59
Total accumulated unrealized gain (loss), net of tax	$23	$26	$10

Note 11—Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions

(in millions)	Nine months ended Sept. 30,
	2004	2003
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$200	$44
Common stock issued	(2)	(11)
Liabilities assumed	(33)	—

Net cash disbursed	$165	$33
(a)	For 2004, purchase acquisitions primarily relate to Talking People Limited, Safeco Trust Company, Paragon Asset Management Company, Evaluation Associates Capital Markets, and the remaining 70% interest in Pareto Partners, as well as the additional consideration for The Arden Group and Vinings LLC. For 2003, purchase acquisitions primarily relate to DirectAdvice, the remaining 49% interest in Buck & Willis Healthcare Limited and The Arden Group, as well as the additional consideration for Henderson’s Private Asset Management Business acquisition.

Note 12—Legal proceedings

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

Third quarter of 2004 compared with the third quarter of 2003 and the second quarter of 2004

Consolidated net income in the third quarter of 2004 totaled $183 million, or $.43 per share. This compares to $181 million, or $.42 per share, in the third quarter of 2003 and $176 million, or $.42 per share, in the second quarter of 2004. Third quarter 2004 income from continuing operations totaled $181 million, or $.43 per share. This compares to income from continuing operations of $153 million, or $.36 per share, in the third quarter of 2003 and $176 million, or $.42 per share, in the second quarter of 2004.

The results from the third quarter of 2003 included a $50 million pre-tax charge, with $47 million related to streamlining the organizational structure of the HR&IS sector and $3 million in the Other Activity sector, which reduced earnings from continuing operations by approximately $.07 per share.

The results from the second quarter of 2004 included a $24 million pre-tax charge related to vacating 10 leased locations in London and moving into the Corporation’s new European Headquarters. This charge reduced the Corporation’s earnings per share by approximately $.04 per share.

Year-to-date 2004 compared with year-to-date 2003

Consolidated net income totaled $604 million, or $1.42 per share, in the first nine months of 2004. This compared with consolidated net income of $517 million, or $1.20 per share, in the first nine months of 2003, which included the charge for the cumulative effect of the accounting change discussed in Note 1. Income from continuing operations totaled $601 million, or $1.42 per share, in the first nine months of 2004, compared with $492 million, or $1.14 per share, before the cumulative effect of a change in accounting principle, in the first nine months of 2003.

In addition to the $24 million pre-tax charge recorded in the second quarter of 2004, the results for the first nine months of 2004 also include the gain from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank and the charge associated with a writedown of small non-strategic businesses that the Corporation intends to exit. The combination of these items, which totaled $74 million pre-tax, added approximately $.12 per share to the first quarter 2004 results from continuing operations.

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, before the cumulative effect of a change in accounting principle recorded in the first quarter of 2003, unless otherwise noted.

Summary of financial results (continued)

Returns and margins - continuing operations (a)

	Quarter ended			Nine months ended
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Return on equity	18.9%	18.9%	17.3%	21.2%	18.8%
Return on assets	2.16%	2.13%	1.84%	2.41%	1.94%

Pre-tax operating margin (FTE)	25%	25%	22%	27%	24%
(a)	Returns and margins for the first nine months of 2003 are before the cumulative effect of a change in accounting principle. Return on equity on a net income basis was 19.0%, 18.9% and 20.4% for the third quarter 2004, second quarter 2004 and third quarter 2003, respectively, and 21.3% and 19.8% for the first nine months of 2004 and the first nine months of 2003, respectively. Return on assets on a net income basis was 2.18%, 2.13% and 2.15% for the third quarter 2004, second quarter 2004 and third quarter 2003, respectively, and 2.42% and 2.01% for the first nine months of 2004 and the first nine months of 2003, respectively. For the third quarter and first nine months of 2003, the return on assets, on a continuing operations basis, was calculated excluding both the results and assets of the fixed income trading business even though the prior period balance sheet was not restated for discontinued operations. Returns are annualized.

Supplemental Information - Reconciliation of Reported Results to Certain Non-GAAP Financial Measures

Throughout this Quarterly Report on Form 10-Q, certain measures, which are noted, exclude the $24 million London space consolidation charge recorded in the second quarter of 2004, other items totaling a net positive $74 million recorded in the first quarter of 2004, as well as the $50 million charge recorded in the third quarter of 2003. The tables below present a reconciliation of reported results presented in accordance with Generally Accepted Accounting Principles (GAAP), to adjusted non-GAAP results which excludes these items. The Corporation believes these measures are useful in analyzing the financial results and trends of ongoing operations, facilitate the comparisons with other financial institutions and are the basis on which the Corporation’s management internally evaluates performance.

Supplemental information - Quarterly data

	Third Quarter 2004	Third Quarter 2003				Adjusted Growth Rates
(dollar amounts in millions, returns are annualized)	Reported Results (a)	Reported Results (a)	Adjustments		Adjusted Results
Noninterest revenue:
Fee and other revenue	$930	$903	$—		$903	3%
Gain on sales of securities	—	18	—		18	N/M

Total noninterest revenue	930	921	—		921	1
Net interest revenue	110	132	—		132	(17)
Provision for credit losses	—	—	—		—	—

Net interest revenue after provision for credit losses	110	132	—		132	(17)

Operating expense:
Staff expense	481	494	(29)		465	3
Equipment expense	54	70	(18)		52	4
Other expense	254	268	(3)		265	(4)

Total operating expense	789	832	(50	)(b)	782	1

Income from continuing operations before income taxes	251	221	50		271	(7)
Provision for income taxes	70	68	19		87	(20)

Income from continuing operations	$181	$153	$31		$184	(2)
Return on equity	18.9%	17.3%	N/M		20.9%
Pre-tax operating margin (FTE)	25%	22%	N/M		27%
(a)	Reported results are presented in accordance with GAAP. There are no adjustments to Reported Results in the third quarter of 2004.
(b)	Reflects the $50 million charge recorded in the third quarter of 2003 primarily related to streamlining the organizational structure of the HR&IS sector.

N/M — Not meaningful.

Summary of financial results (continued)

Supplemental information - Year-to date data

	Nine months ended
	Sept. 30, 2004				Sept. 30, 2003				Adjusted Growth Rates
(dollar amounts in millions, returns are annualized)	Reported Results (a)	Adjustments		Adjusted Results	Reported Results (a)	Adjustments		Adjusted Results
Noninterest revenue:
Fee and other revenue	$2,963	$(93	)(b)	$2,870	$2,590	$—		$2,590	11%
Gain on sales of securities	8	—		8	50	—		50	N/M

Total noninterest revenue	2,971	(93)		2,878	2,640	—		2,640	9
Net interest revenue	343	—		343	449	—		449	(24)
Provision for credit losses	(7)	—		(7)	7	—		7	N/M

Net interest revenue after provision for credit losses	350	—		350	442	—		442	(21)

Operating expense:
Staff expense	1,457	—		1,457	1,400	(29)		1,371	6
Net occupancy expense	227	(23	)(c)	204	197	—		197	4
Equipment expense	161	—		161	174	(18)		156	3
Other expense	603	(20	)(b)(c)	583	593	(3)		590	(1)

Total operating expense	2,448	(43)		2,405	2,364	(50	)(d)	2,314	4

Income from continuing operations before income taxes and cumulative effect of accounting change	873	(50)		823	718	50		768	7
Provision for income taxes	272	(17)		255	226	19		245	4

Income from continuing operations before cumulative effect of accounting change	$601	$(33)		$568	$492	$31		$523	9
Return on equity (e)	21.2%	N/M		20.1%	18.8%	N/M		20.0%
Pre-tax operating margin (FTE)	27%	N/M		27%	24%	N/M		26%
(a)	Reported results are presented in accordance with GAAP.
(b)	Includes the $93 million gain from the sale of approximately 35% of the Corporation’s indirect investment in Shinsei Bank and the $19 million charge associated with a writedown of small non-strategic businesses that the Corporation intends to exit recorded in the first quarter of 2004.
(c)	Reflects the $24 million charge recorded in the second quarter of 2004 related to vacating 10 leased locations in London and moving into the Corporation’s new European Headquarters.
(d)	Reflects the $50 million charge recorded in the third quarter of 2003 primarily related to streamlining the organizational structure of the HR&IS sector.
(e)	Continuing operations results for the first nine months of 2003 exclude the cumulative effect of a change in accounting principle recorded in the first quarter of 2003.

N/M — Not meaningful.

Acquisition of remaining 70% of Pareto Partners

On Sept. 30, 2004, the Corporation completed the previously announced acquisition of the 70% of Pareto Partners that it did not previously own. The Corporation acquired Pareto’s currency management business, which manages $36 billion in assets and Pareto’s fixed-income asset management business, which manages $3 billion in assets, as well as the New York-based core/core plus and high-yield fixed income asset management business, with approximately $3 billion under management. In a subsequent transaction that closed in October 2004, the New York-based core/core plus and high-yield fixed income asset management business was sold to MacKay Shields LLC, a unit of New York Life Insurance. The results of Pareto, which had previously been recorded using the equity method of accounting, will be reported on a fully consolidated basis in the Institutional Asset Management sector.

Summary of financial results (continued)

Acquisition of Evaluation Associates Capital Markets

In August 2004, the Corporation completed the previously announced acquisition of Evaluation Associates Capital Markets (EACM), a Norwalk, CT-based asset manager that serves clients worldwide. EACM, which has been in business since 1984, has $4.6 billion in assets under management. In its hedge fund-of-fund strategies with managed assets of approximately $2.9 billion, it invests in relative value, event-driven and directional strategies. In its manager of managers strategies, where it manages $1.7 billion in assets, it selects and oversees diversified teams of long-only equity and fixed income money managers. The results of EACM are reported in the Institutional Asset Management sector.

Currency rate fluctuations, FTE presentation and unrounded numbers

The Corporation’s financial results, as well as its levels of assets under management, administration and custody, are impacted by the translation of financial results denominated in non-U.S. currencies to the U.S. Dollar. The Corporation is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian Dollar and the Euro. As the U.S. Dollar depreciates versus these currencies, the translation impact is a higher level of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody. Conversely, as the U.S. Dollar appreciates, the translated levels of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody will be lower. At Sept. 30, 2004, the U.S. Dollar depreciated versus the currencies noted above when compared to Sept. 30, 2003. The U.S. Dollar depreciated versus the British Pound and the Canadian Dollar and appreciated versus the Euro when compared to Dec. 31, 2003. Throughout this report the translation impact of foreign currencies will be referred to as “the effect of foreign exchange rates.”

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

Noninterest revenue

Noninterest revenue

	Quarter ended			Nine months ended
(in millions, unless otherwise noted)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Trust and investment fee revenue:
Investment management	$376	$385	$348	$1,166	$1,000
Human resources & investor solutions	221	233	229	687	714
Institutional trust and custody	127	133	114	393	339
Securities lending revenue	16	24	16	58	53
Total trust and investment fee revenue	740	775	707	2,304	2,106
Cash management revenue	77	79	83	234	226
Foreign exchange trading revenue	37	50	42	144	108
Financing-related revenue	32	30	30	97	100
Equity investment revenue	23	9	3	130	(12)
Other revenue	21	19	38	54	62
Total fee and other revenue	930	962	903	2,963	2,590
Gains on sales of securities	—	8	18	8	50
Total noninterest revenue	$930	$970	$921	$2,971	$2,640
Fee revenue as a percentage of fee and net interest revenue (FTE)	89%	89%	87%	89%	85%

Market value of assets under management at period-end (in billions)	$670	$679	$625
Market value of assets under administration or custody at period-end (in billions)	$3,088	$2,968	$2,611

Note: For analytical purposes, the term “fee revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on the sales of securities.

S&P 500 Index

	Quarter ended			Sept. 30, 2004 compared with
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	June 30, 2004		Sept. 30, 2003
				Index	Percentage	Index	Percentage
Period-end	1115	1141	996	(26)	(2.3)%	119	11.9%
Daily average	1104	1123	1000	(19)	(1.7)%	104	10.3%

Fee revenue

Fee revenue of $930 million in the third quarter of 2004 increased $27 million, or 3%, from $903 million in the third quarter of 2003, primarily due to increases in trust and investment fee revenue, equity investment revenue and the favorable effect of foreign exchange rates. The effect of foreign exchange rates accounted for approximately $8 million of the increase in fee revenue in the third quarter of 2004 compared with the third quarter of 2003, and is primarily reflected in trust and investment fee revenue.

Fee revenue in the third quarter of 2004 decreased $32 million, or 3% (unannualized) compared to the second quarter of 2004 due to a $35 million decrease in trust and investment fee revenue and lower foreign exchange trading revenue partially offset by higher equity investment revenue. Out-of-pocket expense reimbursements, primarily recorded as trust and investment fee revenue, totaled $22 million in the third quarter 2004 compared with $25 million in the second quarter 2004 and $22 million in the third quarter 2003. Client reimbursable out-of-pocket expenses are recorded as operating expenses, as discussed on page 31.

Noninterest revenue (continued)

Investment management fee revenue

Investment management fee revenue is dependent on the overall level and mix of assets under management and the management fees charged for managing those assets. See pages 8 and 9 of the Corporation’s 2003 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue and the impact on investment management fees from changes in the S&P 500 Index.

Investment management revenue in the third quarter of 2004 increased $28 million, or 8%, compared with the third quarter of 2003 and decreased $9 million, or 2% (unannualized), compared with the second quarter 2004. The increase compared with the third quarter of 2003 resulted from improved equity markets, net inflows and the effect of foreign exchange rates. The decrease compared with the second quarter 2004 resulted from a $6 million decrease in performance fees, weaker equity markets and net money market mutual fund outflows. Performance fees are earned by investment managers when the investment performance of their products exceeds various benchmarks.

Investment management fee revenue -

by business sector

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Institutional Asset Management
Institutional clients	$95	$95	$79	$284	$225
Performance fees	11	17	8	67	15
Mutual funds	43	42	34	124	93
Private clients	11	10	9	32	26

Total	160	164	130	507	359
Mutual Funds
Mutual funds	125	129	133	383	395
Private clients	6	5	4	16	11
Institutional clients	3	3	3	10	10

Total	134	137	140	409	416
Private Wealth Management
Private clients	73	75	69	222	199
Mutual funds	1	—	—	1	—

Total	74	75	69	223	199
Human Resources & Investor Solutions Mutual funds (a)	8	9	9	27	26
Total investment management fee revenue	$376	$385	$348	$1,166	$1,000
(a)	Earned from mutual fund investments in employee benefit plans administered in this sector.

Noninterest revenue (continued)

Changes in market value of assets under management for third quarter 2004 - by Business Sector

(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Total
Market value of assets under management at June 30, 2004	$469	$164	$46	$679
Net inflows (outflows):
Long-term	2	(1)	1	2
Money market	(7)	(7)	—	(14)

Total net inflows (outflows)	(5)	(8)	1	(12)
Net market depreciation (a)	(2)	—	(1)	(3)
Acquisitions	5	—	1	6
Market value of assets under management at Sept. 30, 2004	$467 (b)	$156	$47	$670
(a)	Also includes the effect of changes in foreign exchange rates.
(b)	Includes securities lending assets advised by Institutional Asset Management of $86 billion. Revenue earned on these assets is reported in Securities lending revenue on the income statement and in the Asset Servicing sector.

Changes in market value of assets under management from Sept. 30, 2003 to Sept. 30, 2004

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at Sept. 30, 2003	$414		$166	$45	$625
Net inflows (outflows):
Long-term	15		2	(1)	16
Money market	12		(18)	—	(6)

Total net inflows (outflows)	27		(16)	(1)	10
Net market appreciation (a)	27		4	2	33
Acquisitions (divestitures)	(1)		2	1	2
Market value of assets under management at Sept. 30, 2004	$467	(b)	$156	$47	$670
(a)	Also includes the effect of changes in foreign exchange rates.
(b)	Includes securities lending assets advised by Institutional Asset Management of $86 billion. Revenue earned on these assets is reported in Securities lending revenue on the income statement and in the Asset Servicing sector.

As shown in the following table, the market value of assets under management was $670 billion at Sept. 30, 2004, a $45 billion, or 7%, increase from $625 billion at Sept. 30, 2003 and a $9 billion, or 1%, decrease from $679 billion at June 30, 2004.

Market value of assets under management at period-end

(in billions)	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
Mutual funds	$191	$199	$200	$197	$196
Institutional	419	421	421	403	375
Private client	60	59	58	57	54
Total market value of assets under management	$670	$679	$679	$657	$625

S&P 500 Index - period-end	1115	1141	1126	1112	996
S&P 500 Index - daily average	1104	1123	1133	1056	1000

Noninterest revenue (continued)

Composition of assets under management at period-end

	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
Equity funds	37%	36%	36%	36%	34%
Money market funds	21	22	24	25	27
Fixed-income funds	20	21	20	20	21
Securities lending cash collateral	13	12	11	10	10
Overlay and alternative investments	9	9	9	9	8
Total	100%	100%	100%	100%	100%

The largest category of investment management fees is from mutual funds. Managed mutual fund fees are based on the daily average net assets of each fund and totaled $177 million in the third quarter of 2004, an increase of $1 million, or 1%, compared with the third quarter of 2003 and a decrease of $3 million, or 1% (unannualized), compared with the second quarter of 2004. The increase compared with the third quarter of 2003 primarily resulted from the positive effect of improved equity markets which more than offset the effect of a lower average level of managed money market and fixed-income funds. The decrease compared with the second quarter of 2004 primarily resulted from a lower average level of money market funds and weaker equity markets.

Managed mutual fund fee revenue (a)

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Equity funds	$77	$79	$61	$230	$167
Money market funds	55	59	68	172	209
Fixed-income funds	32	31	38	97	112
Nonproprietary	13	11	9	36	26
Total managed mutual funds	$177	$180	$176	$535	$514
(a)	Net of mutual fund fees waived and fund expense reimbursements of $11 million, $11 million, $10 million, $32 million and $30 million, respectively.

Average assets of proprietary mutual funds

	Quarter ended
(in billions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003
Equity funds	$50	$51	$40
Money market funds	91	96	110
Fixed-income funds	23	23	26
Total average proprietary mutual fund assets managed	$164	$170	$176

In the third quarter of 2004, total proprietary managed mutual funds generated 40 basis points, on an annualized basis, compared with 38 basis points in the third quarter of 2003 and 40 basis points in the second quarter of 2004. For the third quarter of 2004, the third quarter of 2003 and the second quarter of 2004, the Corporation generated, on an annualized basis, 62, 61 and 63 basis points of investment management fees on average proprietary equity mutual funds; 24, 24 and 24 basis points on average proprietary money market funds; and 55, 55 and 55 basis points on average proprietary fixed-income funds, respectively.

Human resources & investor solutions (HR&IS) fee revenue

HR&IS fee revenue is generated from consulting, outsourcing and shareholder services. Consulting fee revenue is somewhat dependent on discretionary corporate spending on the design and implementation of retirement, benefits, shareholder and compensation programs and other project work. Clients are generally billed on an hourly basis at rates that vary based upon staff level and experience. Consultant utilization, a key revenue driver, is a function of work levels and headcount. Outsourcing and benefit plan administration fees are influenced by number of employees serviced, plan participant counts, volume of transactions processed, project work and

Noninterest revenue (continued)

market value of benefit plan assets under administration. Shareholder services consist of a diverse array of products to shareholders and corporations including stock transfer and record keeping services, investment plan services, demutualizations, corporate actions and unclaimed property services. HR&IS fee revenue totaled $221 million in the third quarter of 2004, a decrease of $8 million, or 3%, from the third quarter of 2003, and a decrease of $12 million, or 5% (unannualized), from the second quarter of 2004. The decrease compared with the third quarter of 2003 primarily resulted from lower consulting revenue for retirement services. The decrease compared with the second quarter of 2004 primarily resulted from lower investor solutions fees due in part to seasonal factors as well as lower out-of-pocket expense reimbursements, partially offset by slightly higher outsourcing and consulting fees.

Institutional trust and custody revenue

Institutional trust and custody fees are dependent on a number of factors, including the level of assets administered and under custody, the volume of transactions in the accounts, and the types and frequency of ancillary services provided, such a performance analytics. It also includes professional and license fees for software products offered by Eagle Investment Systems which are dependent on discretionary spending decisions by investment managers. Institutional trust and custody revenue increased $13 million, or 12%, in the third quarter of 2004 compared with the third quarter of 2003 and decreased $6 million, or 5% (unannualized), compared to the second quarter of 2004. The increase compared with the third quarter of 2003 primarily resulted from net new business and improved market conditions. The decrease compared with the second quarter of 2004 primarily resulted from lower transaction volumes.

As shown in the following table, assets under administration or custody totaled $3.088 trillion at Sept. 30, 2004, an increase of $477 billion, or 18%, compared with $2.611 trillion at Sept. 30, 2003 and an increase of $120 billion, or 4% (unannualized), compared with $2.968 trillion at June 30, 2004. The increase compared with the prior-year period resulted from net new business and market appreciation, while the increase from June 30, 2004 resulted in part from higher asset levels in the Corporation’s joint ventures.

Market value of assets under administration or custody at period-end

(in billions)	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
Market value of assets under administration or custody (a)	$3,088	$2,968	$2,944	$2,845	$2,611
S&P 500 Index - period-end	1115	1141	1126	1112	996
(a)	Includes the assets under administration or custody of CIBC Mellon Global Securities Services, a joint venture between the Corporation and the Canadian Imperial Bank of Commerce, of $459 billion, $428 billion, $442 billion, $439 billion and $390 billion, respectively, and of ABN AMRO Mellon Global Securities Services B.V., a joint venture between the Corporation and ABN AMRO, of $363 billion, $320 billion, $312 billion, $299 billion and $272 billion, respectively. The market rate of exchange at the close of business was $.7905, $.7454, $.7607, $.7750 and $.7409, respectively, for one Canadian Dollar. The market rate of exchange at the close of business was $1.2429, $1.2163, $1.2313, $1.2610 and $1.1669, respectively, for one Euro.

Securities lending revenue

Securities lending revenue totaled $16 million in the third quarter of 2004 unchanged from $16 million in the third quarter of 2003 as the positive impact from higher volumes was offset by narrower margins in the rising interest rate environment. Securities lending revenue decreased $8 million, compared with $24 million in the second quarter of 2004, primarily resulting from lower international volumes and margins due to seasonality, as well as narrower domestic margins. The average level of securities on loan totaled $88 billion in the third quarter of 2004 compared with $66 billion in the third quarter of 2003 and $90 billion in the second quarter of 2004.

Noninterest revenue (continued)

Cash management revenue

Cash management fee revenue of $77 million in the third quarter of 2004 decreased $6 million compared with the third quarter of 2003 and $2 million compared with the second quarter of 2004. The decreases compared with the prior periods were due, in part, to lower processing volumes. The increase in cash management revenue in the first nine months of 2004 compared with the first nine months of 2003 resulted from the mid-July 2003 change in the manner in which the Department of the Treasury, a major cash management customer, is paying for certain cash management and merchant card services, as discussed on page 27. This revenue, which was recorded as cash management fee revenue ($20 million) and as merchant card revenue within other revenue ($10 million), for a total of $30 million in the first half of 2004, previously would have been recorded as net interest revenue because it was paid via compensating balance earnings.

Foreign exchange trading revenue

Foreign exchange trading revenue totaled $37 million in the third quarter of 2004, a $5 million, or 11%, decrease compared with the third quarter of 2003 and a $13 million, or 25% (unannualized), decrease compared with the second quarter of 2004. Both decreases resulted from reduced customer flows and lower levels of market volatility.

Financing-related revenue

Financing-related revenue primarily includes returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals. Financing-related revenue totaled $32 million in the third quarter of 2004, an increase of $2 million compared with both the third quarter of 2003 and the second quarter of 2004. The increase compared with the third quarter of 2003 resulted from writedowns on lease residuals recorded in the prior-year period, while the increase compared with the second quarter of 2004 primarily resulted in higher death benefits on corporate-owned life insurance.

Equity investment revenue

Equity investment revenue includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments.

Equity investment revenue - gain (loss)

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Venture capital activity - realized and unrealized gain (loss):
Private and publicly held direct investments	$9	$—	$2	$13	$8
Third party indirect funds	13	8	—	18	(18)
Total venture capital activity	22	8	2	31	(10)
Equity income (loss) and gains on the sale of other equity investments	1	1	1	99	(2)
Total equity investment revenue	$23	$9	$3	$130	$(12)

The $22 million of venture capital net gains in the third quarter of 2004 resulted from realized gains of: $14 million on direct investments, primarily from the sale of an investment in the technology sector partially offset by net negative valuation adjustments of $5 million; and $15 million of gains from indirect fund

Noninterest revenue (continued)

distributions, partially offset by management fees. The $2 million of venture capital gains in the third quarter of 2003 primarily resulted from realized gains on the sale of direct investments in the technology sector. The $8 million of venture capital gains in the second quarter of 2004 resulted from realized gains from indirect funds, as gains from sales of direct investments were offset by net negative valuation adjustments of private direct investments in technology companies.

See pages 61 and 62 of the Corporation’s 2003 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of the venture capital investments. At Sept. 30, 2004, approximately 50% of the direct investment portfolio was rated as “superior” or “meets expectations,” the two best ratings, compared with 60% at June 30, 2004. Changing economic conditions and broader equity markets could result in further valuation changes in the future. See the table on page 42 of this report for the third quarter 2004 and life-to-date activity of the Corporation’s venture capital investment portfolio, as well as the Corporation’s strategy for future venture capital investments as disclosed in footnote (g) of the table.

Gains on the sale of other equity investments for the first nine months of 2004 include the $93 million gain on the sale of approximately 35% of the Corporation’s indirect non-venture capital investment in Shinsei Bank. The Corporation’s remaining original book value of this investment is $49 million.

Other revenue

Other revenue totaled $21 million in the third quarter of 2004, compared with $38 million in the third quarter of 2003 and $19 million in the second quarter of 2004. The decrease compared with the prior year period primarily resulted from lower trading results and lower merchant card revenue.

Year-to-date 2004 compared with year-to-date 2003

Fee revenue for the first nine months of 2004 totaled $2.963 billion, an increase of $373 million, or 14%, from $2.590 billion in the first nine months of 2003. Excluding the $93 million gain from the sale of a portion of the indirect investment in Shinsei Bank, fee revenue increased 11% compared with the first nine months of 2003, primarily due to increases in trust and investment fee revenue, equity investment revenue, foreign exchange trading revenue and the favorable effect of foreign exchange rates. Trust and investment fee revenue increased $198 million, or 9%, primarily due to improved equity markets, higher institutional trust and custody revenue and higher asset management performance fees. The effect of foreign exchange rates accounted for approximately $29 million of the increase in fee revenue in the first nine months of 2004, compared with the first nine months of 2003, and is primarily reflected in trust and investment fee revenue.

Gross joint venture fee revenue (supplemental information)

The Corporation accounts for its interests in joint ventures under the equity method of accounting, with its share of the equity income from all joint ventures of $8 million, $6 million and $10 million, in the third quarter of 2004, third quarter of 2003 and second quarter of 2004, respectively, recorded primarily as trust and investment fee revenue. The Corporation’s share of gross joint venture fee revenue and expenses is not included in the Corporation’s reported fee revenue and operating expense. The following table presents, for informational purposes, the components of gross joint venture fee revenue and the trend of revenue growth for the Corporation’s 50% owned joint ventures that are part of the Asset Servicing sector. The decrease in gross trust and investment fee revenue in the third quarter of 2004 compared with the second quarter of 2004 was primarily due to a seasonal decrease in securities lending revenue.

Noninterest revenue (continued)

Gross joint venture fee revenue (a)

	Quarter ended			Nine months ended
(in millions, preliminary)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Trust and investment	$79	$84	$68	$239	$210
Foreign exchange trading	9	9	9	30	22
Total gross joint venture fee revenue	$88	$93	$77	$269	$232
(a)	The 50% owned joint ventures are ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company and Russell/Mellon Analytical Services, which are part of the Asset Servicing sector.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $114 million in the third quarter of 2004, a decrease of $23 million, or 17%, compared with $137 million in the third quarter of 2003 and a decrease of $9 million, or 7% (unannualized), compared with $123 million in the second quarter of 2004. The net interest margin was 2.03% in the third quarter of 2004, down 48 basis points compared with 2.51% in the third quarter of 2003 and 21 basis points compared with 2.24% in the second quarter of 2004. The decrease in net interest revenue compared with the third quarter of 2003 primarily resulted from lower yields on investment securities combined with moderately higher funding costs and to a lesser extent the continued reduction in loans.

The decrease in net interest revenue compared with the second quarter of 2004 resulted from moderately higher funding costs, a lower level of loans and the recognition in the second quarter of 2004 of $3 million of interest previously applied to principal upon repayment of a loan that had been on nonperforming status.

Year-to-date 2004 compared with year-to-date 2003

Net interest revenue on a fully taxable equivalent basis totaled $355 million in the first nine months of 2004 compared with $462 million in the first nine months of 2003. The net interest margin was 2.14% in the first nine months of 2004 and 2.75% in the first nine months of 2003. The decrease of $107 million and 61 basis points in net interest revenue and the net interest margin, respectively, was due in part to lower yields on investment securities and the lower level of loans. The decrease also resulted from the mid-July 2003 change in the manner in which the Department of the Treasury is paying for certain cash management and merchant card services. Through mid-July 2003, such revenue was recorded as net interest revenue because it was paid via compensating balance earnings. Subsequently, this revenue was recorded as cash management fee revenue and other revenue. Excluding the revenue earned from the Department of the Treasury, net interest revenue would have been $417 million for the first nine months of 2003.

The Corporation has narrowed its strategic focus in recent years, which has resulted in a different mix of businesses and a smaller balance sheet. As a consequence, the Corporation has reduced credit availability to the corporate and institutional marketplace. For the fourth quarter of 2004, net interest revenue is expected to be at the low end of a $115 million to $120 million range on a fully taxable equivalent basis, assuming a gradual and measured increase in interest rates and allowing for tactical investment securities decisions.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	Sept. 30, 2004		June 30, 2004		Sept. 30, 2003
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance		Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,371	3.19%	$2,048	2.87%	$2,333		2.64%
Federal funds sold and securities under resale agreements	808	1.46	487	1.10	578		1.06
Other money market investments	131	2.10	168	1.78	155		1.52
Trading account securities	229	1.90	268	2.09	693		4.30
Securities:
U.S. Treasury and agency securities (a)	9,864	3.66	9,831	3.65	9,778		4.22
Obligations of states and political subdivisions (a)	631	7.10	560	7.26	566		6.80
Other (a)	1,374	4.62	1,322	4.92	537		11.86
Loans, net of unearned discount	7,047	3.64	7,491	3.75	7,425		3.61

Total interest-earning assets	22,455	3.65	22,175	3.69	22,065	(b)	4.01
Cash and due from banks	2,544		2,601		2,319
Premises and equipment	688		682		694
Other assets	7,946		8,079		8,483
Reserve for loan losses	(97)		(94)		(113)
Total assets	$33,536		$33,443		$33,448
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,195	0.84%	$7,583	0.68%	$6,550		0.69%
Savings certificates	222	2.53	218	2.46	232		2.35
Other time deposits	313	1.59	300	1.45	326		1.32
Deposits in foreign offices	4,664	1.26	4,760	0.86	4,066		1.08

Total interest-bearing deposits	13,394	1.03	12,861	0.79	11,174		0.88
Federal funds purchased and securities under repurchase agreements	1,155	1.12	1,478	0.81	1,679		0.78
U.S. Treasury tax and loan demand notes	195	1.38	338	0.86	492		0.88
Commercial paper	25	1.29	10	0.52	18		0.53
Other funds borrowed	151	9.96	173	9.23	620		6.57
Notes and debentures (with original maturities over one year)	4,254	3.33	4,242	3.20	4,234		3.09
Junior subordinated debentures (c)	1,010	5.38	1,011	5.28	—		—
Trust-preferred securities (c)	—		—	—	999		5.07

Total interest-bearing liabilities	20,184	1.81	20,113	1.60	19,216		1.76
Total noninterest-bearing deposits	6,901		6,915		8,011
Other liabilities (a)	2,571		2,619		2,703
Total liabilities	29,656		29,647		29,930
Shareholders’ equity (a)	3,880		3,796		3,518
Total liabilities and shareholders’ equity	$33,536		$33,443		$33,448
Rates
Yield on total interest-earning assets		3.65%		3.69%			4.01%
Cost of funds supporting interest-earning assets		1.62		1.45			1.50
Net interest margin (d):
Taxable equivalent basis		2.03%		2.24%			2.51%
Without taxable equivalent increments		1.96		2.16			2.44
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $3.822 billion, $3.753 billion and $3.519 billion, respectively.
(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 8 of the Notes to Financial Statements.
(c)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. Beginning in the first quarter of 2004, averages are reflected as junior subordinated debentures. The average rates were impacted by the fair market value of the underlying interest rate swaps.
(d)	Calculated on a continuing operations basis for the impact of the sale of the fixed income trading business even though the prior period balance sheet is not restated for discontinued operations in accordance with generally accepted accounting principles.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Net interest revenue (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Nine months ended
	Sept. 30, 2004		Sept. 30, 2003
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance		Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,247	2.94%	$2,106		2.70%
Federal funds sold and securities under resale agreements	589	1.25	729		1.23
Other money market investments	165	1.77	149		1.80
Trading account securities	284	2.19	755		4.42
Securities:
U.S. Treasury and agency securities (a)	9,667	3.66	9,940		4.43
Obligations of states and political subdivisions (a)	578	7.23	530		6.86
Other (a)	1,274	5.26	823		10.19
Loans, net of unearned discount	7,341	3.63	7,848		3.82

Total interest-earning assets	22,145	3.66	22,880	(b)	4.34
Cash and due from banks	2,549		2,275
Premises and equipment	680		699
Other assets	8,111		8,476
Reserve for loan losses	(98)		(120)
Total assets	$33,387		$34,210
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$7,656	0.74%	$6,305		0.94%
Savings certificates	226	2.39	236		2.36
Other time deposits	308	1.44	365		1.51
Deposits in foreign offices	4,763	0.98	4,085		1.20

Total interest-bearing deposits	12,953	0.87	10,991		1.09
Federal funds purchased and securities under repurchase agreements	1,369	0.91	1,728		0.99
U.S. Treasury tax and loan demand notes	315	0.98	447		1.10
Commercial paper	20	0.96	20		0.69
Other funds borrowed	189	8.82	616		6.52
Notes and debentures (with original maturities over one year)	4,231	3.26	4,324		2.97 (d)
Junior subordinated debentures (c)	1,016	5.29	—
Trust-preferred securities (c)	—		1,016		5.98 (d)

Total interest-bearing liabilities	20,093	1.68	19,142		1.94
Total noninterest-bearing deposits	6,815		8,877
Other liabilities (a)	2,673		2,780
Total liabilities	29,581		30,799
Shareholders’ equity (a)	3,806		3,411
Total liabilities and shareholders’ equity	$33,387		$34,210
Rates
Yield on total interest-earning assets		3.66%			4.34%
Cost of funds supporting interest-earning assets		1.52			1.59
Net interest margin (e):
Taxable equivalent basis		2.14%			2.75%
Without taxable equivalent increments		2.07			2.68
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $3.782 billion and $3.495 billion, respectively.
(b)	Yields on interest-earning assets include the impact of interest earned on balances maintained by the Department of the Treasury in return for services provided including the amounts shown in Note 8 of the Notes to Financial Statements.
(c)	Trust-preferred securities were deconsolidated at Dec. 31, 2003. Beginning in the first quarter of 2004, averages are reflected as junior subordinated debentures. The average rates were impacted by the fair market value of the underlying interest rate swaps.
(d)	In the second quarter of 2003, the Corporation began to include hedge results with trust-preferred securities, which previously had been included with notes and debentures. The average rate paid on trust-preferred securities, including the hedge results, would have been 5.09% for the first nine months of 2003, while the rate paid on notes and debentures, excluding the hedge results, would have been 3.18% for the first nine months of 2003.
(e)	Calculated on a continuing operations basis for the impact of the sale of the fixed income trading business even though the prior period balance sheet is not restated for discontinued operations in accordance with generally accepted accounting principles.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Operating expense

Operating expense

	Quarter ended			Nine months ended
(dollar amounts in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Staff expense:
Compensation	$323	$319	$349	$958	$998
Incentive (a)	91	94	87	290	227
Employee benefits	67	68	58	209	175
Total staff expense	481	481	494	1,457	1,400
Professional, legal and other purchased services	102	110	108	316	308
Net occupancy expense	66	93	68	227	197
Equipment expense	54	53	70	161	174
Business development	25	26	28	76	78
Communications expense	23	27	24	78	80
Amortization of intangible assets	5	4	5	14	14
Other expense	33	34	35	119	113
Total operating expense	$789	$828	$832	$2,448	$2,364
Total staff expense as a percentage of total revenue (FTE)	46%	44%	46%	43%	45%
Employees at period-end	20,000	20,300	21,300	20,000	21,300
(a)	Effective Jan. 1, 2003, the Corporation began recording an expense for the estimated fair value of stock options using the prospective method under transitional guidance provided in Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Stock option expense totaled approximately $5 million, $4 million, less than $1 million, $13 million and $2 million, respectively. See Note 1 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.

Given the Corporation’s mix of fee based businesses, the largest category of operating expense is staff expense which comprised approximately 61% of total operating expense in the third quarter of 2004. The largest component of staff expense is compensation which includes base salary expense, which is primarily driven by headcount, the cost of temporaries, overtime and any severance expense incurred by the Corporation. Incentive expense represents additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals, as well as the cost of stock options. Employee benefits expense primarily includes the cost of the Corporation’s employee benefits plans for health and welfare benefits, payroll taxes and retirement benefits. Other expenses include certain expenses that vary with the levels of business activity. These expenses include professional, legal and other purchased services; business development (travel, entertainment and advertising); communications expense (telecommunications, postage and delivery); and other expenses (government assessments, forms and supplies, clerical errors, etc.).

Third quarter 2004 compared with third quarter 2003

Summary - Operating expense decreased $43 million, or 5%, compared with the third quarter of 2003. The third quarter of 2003 included a $50 million charge primarily related to streamlining the organizational structure of the HR&IS sector recorded as severance expense ($29 million), software and fixed asset writedowns ($18 million included in equipment expense in the table above) and other expense ($3 million). Excluding this charge, operating expense increased $7 million, or less than 1%, primarily reflecting the effect of foreign exchange rates, which accounted for approximately $7 million of the increase in total operating expense, including approximately $3 million in staff expense, as well as an increase in employee benefits expense due to higher pension expense, partially offset by lower non-staff expenses.

Staff expense - Staff expense in the third quarter of 2004 decreased $13 million, or 3%, compared with the third quarter of 2003, due to the third quarter 2003 severance charge mentioned above. Excluding this charge, staff

Operating expense (continued)

expense increased $16 million, or 3%, primarily reflecting an increase in: employee benefits expense due to higher pension expense; higher compensation expense reflecting the impact of July 1, 2004 merit increases ($12 million); and higher expense for temporary services partially offset by the impact of lower headcount and lower severance expense. Employee benefits expense included $3 million of pension expense in the third quarter of 2004 compared with a $7 million pension credit in the third quarter of 2003. The increase in incentive expense resulted from a $5 million increase in stock option expense. Severance expense of $54 million was recorded in 2003 for the planned reduction of approximately 2,100 positions. The Corporation has utilized approximately $41 million of the severance accrual recorded, with the balance expected to be used by Dec. 31, 2004.

Non-staff expenses - Non-staff expenses in the third quarter of 2004 totaled $308 million, a $30 million, or 9%, decrease compared with the third quarter of 2003, primarily reflecting the $21 million of expenses recorded in the third quarter 2003 discussed above. Excluding these expenses, non-staff expenses decreased 3%.

Third quarter 2004 compared with second quarter 2004

Operating expense decreased $39 million in the third quarter of 2004 compared with the second quarter of 2004. The second quarter of 2004 included a $24 million charge related to vacating 10 leased locations in London and moving into the Corporation’s new European Headquarters, recorded primarily as occupancy expense in the table above. Excluding this charge, operating expense decreased $15 million, or 2% (unannualized), reflecting expense management efforts, as well as lower client reimbursable out-of-pocket expenses, which totaled $22 million in the third quarter of 2004 compared with $25 million in the second quarter of 2004.

Year-to-date 2004 compared with year-to-date 2003

Operating expense totaled $2.448 billion in the first nine months of 2004, an increase of $84 million, or 4%, compared with the prior-year period. Expenses in 2004 included the $24 million charge discussed above as well as a first quarter 2004 charge of $19 million, included in other expense in the table above, associated with the writedown of small non-strategic businesses that the Corporation intends to exit. Expenses in 2003 included the $50 million charge discussed above. Excluding these charges, operating expense increased $91 million, or 4%, primarily due to higher incentive and employee benefits expense. Higher expenses for stock options in the first nine months of 2004 compared with the prior-year period accounted for $11 million of the increase in incentive expense. The effect of foreign exchange rates also accounted for approximately $27 million of the increase in total operating expense, including approximately $13 million in staff expense.

Income taxes

The provision for income taxes from continuing operations totaled $70 million in the third quarter of 2004 compared with $68 million in the third quarter of 2003 and $85 million in the second quarter of 2004. The Corporation’s effective tax rate on income from continuing operations was approximately 28% for the third quarter of 2004, compared with approximately 31% for the third quarter of 2003 and 32.5% for the second quarter of 2004. The rate was lower in the third quarter of 2004 compared to the second quarter of 2004 primarily due to the favorable resolution of certain state tax issues. It is currently anticipated that the effective tax rate for the fourth quarter will be approximately 31%, which corresponds to the effective tax rate for the nine months ended Sept. 30, 2004.

Business sectors

The Corporation’s business sectors reflect its management structure, the characteristics of its products and services, and the classes of customers to which those products and services are delivered. The Corporation’s lines of business serve two distinct major classes of customers - corporations and institutions and high net worth individuals. Lines of business that offer similar or related products and services to common or similar customer decision makers have been aggregated into six core business sectors and divided into two overall reportable groups — Asset Management and Corporate & Institutional Services. In addition, Other Activity, as discussed further on page 41, consists of all activities not aggregated in the Corporation’s core business sectors.

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03
Total revenue	$180	$185	$149	$118	$121	$122	$133	$135	$133	$431	$441	$404
Credit quality expense (revenue)	—	—	—	—	—	—	—	1	—	—	1	—
Operating expense	134	135	121	77	77	80	78	78	76	289	290	277
Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	$46	$50	$28	$41	$44	$42	$55	$56	$57	$142	$150	$127
Average assets (a)	$1.5	$1.5	$1.4	$0.6	$0.6	$0.6	$6.3	$6.2	$5.5	$8.4	$8.3	$7.5
Average common equity	$0.6	$0.6	$0.5	$0.2	$0.2	$0.2	$0.5	$0.5	$0.4	$1.3	$1.3	$1.1
Average Tier I preferred equity	$0.3	$0.3	$0.3	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2	$0.6	$0.6	$0.6
Percentage of core sector revenue	18%	17%	14%	12%	12%	12%	13%	13%	13%	43%	42%	39%
Percentage of core sector income before taxes	19%	17%	13%	17%	15%	20%	22%	19%	28%	58%	51%	61%

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing			Human Resources & Investor Solutions			Treasury Services			Total Corporate & Institutional Services
	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03
Total revenue	$173	$200	$178	$236	$245	$241	$163	$173	$198	$572	$618	$617
Credit quality expense (revenue)	—	—	—	—	—	—	1	(1)	1	1	(1)	1
Operating expense	142	143	138	220	230	285	105	103	111	467	476	534
Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	$31	$57	$40	$16	$15	$(44)	$57	$71	$86	$104	$143	$82
Average assets (a)	$7.0	$6.8	$6.1	$1.5	$1.4	$1.7	$9.3	$9.3	$10.4	$17.8	$17.5	$18.2
Average common equity	$0.6	$0.6	$0.6	$0.4	$0.3	$0.4	$0.9	$1.0	$1.1	$1.9	$1.9	$2.1
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2	$0.1	$0.1	$0.1	$0.4	$0.4	$0.4
Percentage of core sector revenue	17%	19%	17%	24%	23%	24%	16%	16%	20%	57%	58%	61%
Percentage of core sector income before taxes	12%	20%	19%	6%	5%	(21)%	24%	24%	41%	42%	49%	39%

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Total Core Sectors			Other Activity			Consolidated Results
	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03	3Q04	2Q04	3Q03
Total revenue (b)	$1,003	$1,059	$1,021	$52	$44	$46	$1,055	$1,103	$1,067
Credit quality expense (revenue)	1	—	1	(1)	—	(1)	—	—	—
Operating expense	756	766	811	33	62	21	789	828	832
Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	$246	$293	$209	$20	$(18)	$26	$266	$275	$235
Average assets (a)	$26.2	$25.8	$25.7	$7.2	$7.6	$7.3	$33.4	$33.4	$33.4
Average common equity	$3.2	$3.2	$3.2	$0.6	$0.5	$0.3	$3.8	$3.7	$3.5
Average Tier I preferred equity	$1.0	$1.0	$1.0	$—	$—	$—	$1.0	$1.0	$1.0
(a)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million, $- million and $.4 billion for the third quarter of 2004, second quarter of 2004 and third quarter of 2003, respectively.
(b)	Consolidated results include FTE impact of $15 million, $14 million and $14 million for the third quarter of 2004, second quarter of 2004 and third quarter of 2003, respectively.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

Business sectors (continued)

For the nine months ended Sept. 30, (income statement amounts in millions, averages in billions; presented on an FTE basis)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
	2004	2003	2004	2003	2004	2003	2004	2003
Total revenue	$576	$413	$359	$365	$402	$396	$1,337	$1,174
Credit quality expense (revenue)	—	—	—	—	1	—	1	—
Operating expense	413	350	231	236	233	217	877	803
Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	$163	$63	$128	$129	$168	$179	$459	$371
Average assets (a)	$1.5	$1.4	$0.5	$0.6	$6.2	$5.5	$8.2	$7.5
Average common equity	$0.6	$0.5	$0.2	$0.2	$0.5	$0.4	$1.3	$1.1
Average Tier I preferred equity	$0.3	$0.3	$0.1	$0.1	$0.2	$0.2	$0.6	$0.6
Percentage of core sector revenue	18%	14%	12%	12%	13%	13%	43%	39%
Percentage of core sector income before taxes	19%	9%	15%	18%	20%	25%	54%	52%

For the nine months ended Sept. 30, (income statement amounts in millions, averages in billions; presented on an FTE basis)	Asset Servicing		Human Resources & Investor Solutions		Treasury Services		Total Corporate & Institutional Services
	2004	2003	2004	2003	2004	2003	2004	2003
Total revenue	$569	$518	$727	$736	$511	$594	$1,807	$1,848
Credit quality expense (revenue)	—	—	—	—	—	5	—	5
Operating expense	430	394	680	782	312	321	1,422	1,497
Income (loss) from continuing operations before taxes (benefits) and cumulative effect of accounting change	$139	$124	$47	$(46)	$199	$268	$385	$346
Average assets (a)	$7.0	$5.7	$1.4	$1.8	$9.2	$11.5	$17.6	$19.0
Average common equity	$0.6	$0.6	$0.4	$0.4	$1.0	$1.1	$2.0	$2.1
Average Tier I preferred equity	$0.1	$0.1	$0.2	$0.2	$0.1	$0.1	$0.4	$0.4
Percentage of core sector revenue	18%	17%	23%	24%	16%	20%	57%	61%
Percentage of core sector income before taxes	16%	17%	6%	(6)%	24%	37%	46%	48%

For the nine months ended Sept. 30, (income statement amounts in millions, averages in billions; presented on an FTE basis)	Total Core Sectors		Other Activity		Consolidated Results
	2004	2003	2004	2003	2004	2003
Total revenue (b)	$3,144	$3,022	$215	$110	$3,359	$3,132
Credit quality expense (revenue)	1	5	(8)	2	(7)	7
Operating expense	2,299	2,300	149	64	2,448	2,364
Income from continuing operations before taxes (benefits) and cumulative effect of accounting change	$844	$717	$74	$44	$918	$761
Average assets (a)	$25.8	$26.5	$7.5	$7.4	$33.3	$34.3
Average common equity	$3.3	$3.2	$0.5	$0.3	$3.8	$3.5
Average Tier I preferred equity	$1.0	$1.0	$—	$—	$1.0	$1.0
(a)	Where average deposits are in excess of average loans, average assets include an allocation of investment securities equal to such excess. Consolidated average assets includes average assets of discontinued operations of $- million and $.4 billion for the first nine months of 2004 and the first nine months of 2003, respectively.
(b)	Consolidated results include FTE impact of $45 million and $43 million for the first nine months of 2004 and 2003, respectively.

Note: Prior periods sector data reflects immaterial reclassifications resulting from minor changes made to be consistent with current period presentation.

The results of the Corporation’s core business sectors are presented and analyzed on an internal management reporting basis. Revenue amounts reflect fee revenue generated directly by each sector, as well as fee revenue transferred between sectors under revenue transfer agreements, with net interest revenue generated directly by or allocated to the sector. There is no intercompany profit or loss on intersector activity. The accounting policies of the business sectors are the same as those described in Note 1 of the 2003 Financial Annual Report to Shareholders except: other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); and credit quality expense (revenue) for the core business sectors is presented on a net charge-off (recovery) basis. Capital is allocated to the business sectors to reflect management’s assessment of credit risk, market risk and operating risk using internal risk models and, where appropriate, regulatory guidelines generally consistent with the proposed Basel accord. The capital allocations may not be representative of the capital levels that would be required if these sectors were nonaffiliated business units. In the first quarter of 2004, the

Business sectors (continued)

Corporation revised prospectively its capital allocations to the core business sectors to better reflect the economic capital required for these businesses. The increase in allocated capital was approximately $100 million. Effective January 2004, the Corporation reclassified the results of the small non-strategic businesses that the Corporation intends to exit to the Other Activity sector. The Corporation also revised prospectively expense allocations to the core business sectors to better reflect the business drivers of those expenses. The impact on any single sector was not material and in the aggregate was unchanged. The Business Sector information is reported on a continuing operations basis for all periods presented. See Note 4 of the Notes to Financial Statements for a discussion of discontinued operations.

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

Business sectors (continued)

Institutional Asset Management

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Institutional clients	$106	$112	$87	$351	$240
Mutual funds	43	42	34	124	93
Private clients	11	10	9	32	26

Total investment management revenue	$160	$164	$130	$507	$359
Institutional trust and custody revenue	11	10	10	31	29
Transfer revenue (a)	10	15	9	37	26

Total trust and investment fee revenue	$181	$189	$149	$575	$414
Other fee revenue	3	—	6	13	13
Net interest revenue (expense)	(4)	(4)	(6)	(12)	(14)

Total revenue	$180	$185	$149	$576	$413
Total operating expense	$134	$135	$121	$413	$350

Income before taxes	$46	$50	$28	$163	$63
Return on common equity (annualized)	21%	22%	15%	25%	12%
Pre-tax operating margin	26%	27%	19%	28%	15%

Assets under management (b)	$467	$469	$414
Plus: subadvised for other Mellon sectors	22	22	19

	$489	$491	$433

Assets under administration or custody	$17	$15	$17
(a)	Consists largely of sub-advisory and distribution fees credited to the Institutional Asset Management sector by the Mutual Fund sector.
(b)	Includes $86 billion, $82 billion and $63 billion of securities lending assets advised by Institutional Asset Management. However, fees earned on these assets are shown as securities lending fees in the Asset Servicing sector.

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally.

The $31 million, or 21%, increase in revenue in the third quarter of 2004 compared with the third quarter of 2003 primarily resulted from an increase in investment management fees, primarily due to the impact of improved equity markets, net new business, a $3 million increase in performance fees and the effect of foreign exchange rates. As shown in the table on page 22, assets under management for this sector, before amounts subadvised for other sectors, increased $53 billion from Sept. 30, 2003, resulting from $27 billion of net inflows and $27 billion of market appreciation, partially offset by $1 billion from divestitures. Operating expense increased $13 million, or 10%, compared with the third quarter of 2003, primarily due to higher incentive expense related in part to higher performance fees and trust fees, as well as the effect of foreign exchange rates. Income before taxes increased $18 million, or 67%, compared with the third quarter of 2003.

The $5 million, or 2%, decrease in revenue in the third quarter of 2004 compared with the second quarter of 2004 was due primarily to a $6 million seasonal decrease in performance fees. As shown in the table on page 22, assets under management for this sector, before amounts subadvised for other sectors, decreased $2 million, or less than 1%, from June 30, 2004, primarily due to money market outflows, partially offset by the impact of acquisitions. Operating expense decreased $1 million, or 1%, in the third quarter of 2004 compared with the second quarter of 2004, due primarily to lower incentive expense on lower performance fees. Income before taxes decreased $4 million, or 7%, compared with the prior quarter.

Business sectors (continued)

On a year-to-date basis, income before taxes increased $100 million compared to the first nine months of 2003. Revenue increased 39% from the prior year, primarily resulting from a $148 million increase in investment management fees, including a $52 million increase in performance fees. The increase in investment management fees was driven by new business generation, market appreciation and the effect of foreign exchange rates. Operating expense increased 18% from the first nine months of 2003, largely due to increased incentives as a result of revenue growth.

Mutual Funds

	Quarter ended				Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003		Sept. 30, 2004	Sept. 30, 2003
Mutual funds	$125	$129	$133		$383	$395
Private clients	6	5	4		16	11
Institutional clients	3	3	3		10	10

Total investment management revenue	$134	$137	$140		$409	$416
Institutional trust and custody revenue	—	1	(3	)(a)	—	(5	) (a)
Transfer revenue (b)	(15)	(14)	(14)		(44)	(42)

Total trust and investment fee revenue	$119	$124	$123		$365	$369
Other fee revenue	—	(1)	(1)		(2)	(1)
Net interest revenue (expense)	(1)	(2)	—		(4)	(3)

Total revenue	$118	$121	$122		$359	$365
Total operating expense	$77	$77	$80		$231	$236

Income before taxes	$41	$44	$42		$128	$129
Return on common equity (annualized)	52%	54%	47%		52%	48%
Pre-tax operating margin	35%	36%	34%		36%	35%

Assets under management	$156	$164	$166
Less: subadvised by other Mellon sectors	(22)	(22)	(20)

	$134	$142	$146
(a)	Administration fees paid to third parties in excess of amounts collected.
(b)	Consists of sub-advisory and distribution fees credited to other sectors.

Mutual Funds consists of all the activities associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), separately managed accounts and annuities.

Revenue decreased $4 million, or 3%, compared with the third quarter of 2003 principally due to lower management fee revenue from a lower average level of institutional money market funds due to net outflows, partially offset by higher revenue from separately managed accounts. Operating expense decreased $3 million, or 4%, compared with the third quarter of 2003 reflecting expense management efforts, resulting in a $1 million, or 1%, decrease in income before taxes. Assets under management for this sector, before amounts subadvised for other sectors, of $156 billion were down 6% from $166 billion at Sept. 30, 2003, and down 5% from $164 billion at June 30, 2004, resulting from institutional money market outflows.

Revenue decreased $3 million, or 2%, in the third quarter of 2004 compared with the second quarter of 2004, primarily due to lower management fee revenue from a lower average level of institutional money market funds and weaker equity markets. Operating expense remained unchanged resulting in a $3 million, or 6%, decrease in income before taxes.

Business sectors (continued)

On a year-to-date basis, revenue decreased $6 million, or 2%, from the prior year, due in part to lower management fee revenue from a lower average level of institutional money market funds due to net outflows, partially offset by higher revenue from separately managed accounts and the positive impact of improved equity markets. Operating expense decreased 2% principally due to lower staff and other expense, resulting in a $1 million, or 1%, decrease in income before taxes from the first nine months of 2003.

Private Wealth Management

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Investment management revenue - private clients	$73	$75	$69	$222	$199
Investment management revenue - mutual funds	1	—	—	1	—
Institutional trust and custody revenue	3	2	2	7	6
Transfer revenue	1	1	4	4	9

Total trust and investment fee revenue	$78	$78	$75	$234	$214
Other fee revenue	2	2	3	8	10
Net interest revenue	53	55	55	160	172

Total revenue	$133	$135	$133	$402	$396
Credit quality expense	$—	$1	$—	$1	$—
Total operating expense	$78	$78	$76	$233	$217

Income before taxes	$55	$56	$57	$168	$179
Return on common equity (annualized)	31%	30%	35%	31%	36%
Pre-tax operating margin	41%	41%	43%	42%	45%

Total client assets at beginning of quarter	$76	$76	$69
Assets under management net inflows (outflows)	1	(1)	—
Acquisitions	1	—	1
Market appreciation (depreciation)	(2)	1	1

Total client assets at end of quarter (a)	$76	$76	$71
(a)	Includes assets under management, before amounts subadvised for other sectors, of $47 billion, $46 billion and $45 billion, respectively.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than 60 locations in 15 states.

Revenue was unchanged compared with the third quarter of 2003, as an increase in trust and investment fee revenue from improved equity markets was offset by a decrease in net interest and other fee revenue. Operating expense increased $2 million, or 3%, primarily reflecting higher incentive and compensation expense. Income before taxes decreased $2 million, or 4%, compared with the third quarter of 2003. Client assets were $76 billion at Sept. 30, 2004, unchanged from June 30, 2004, and an increase of $5 billion from Sept. 30, 2003, primarily reflecting the impact of equity market appreciation.

Revenue decreased $2 million, or 2%, in the third quarter of 2004 compared with the second quarter of 2004, reflecting lower net interest revenue. Total expenses, including credit quality expense, decreased $1 million, resulting in a $1 million decrease in income before taxes compared with the second quarter of 2004.

On a year-to-date basis, revenue increased $6 million, or 2% from the prior year, primarily due to a $20 million, or 10% increase in trust and investment fee revenue, partially offset by lower net interest revenue. Operating expense increased 7%, principally due to higher incentive expense, resulting in an $11 million, or 6%, decrease in income before taxes compared with the first nine months of 2003.

Business sectors (continued)

Asset Servicing

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Institutional trust and custody revenue	$113	$118	$104	$351	$309
Securities lending revenue (a)	16	24	16	58	53
Transfer revenue	—	(2)	—	(2)	1

Total trust and investment fee revenue	$129	$140	$120	$407	$363
Other fee revenue (b)	27	42	37	113	91
Net interest revenue	17	18	21	49	64

Total revenue	$173	$200	$178	$569	$518
Total operating expense	$142	$143	$138	$430	$394

Income before taxes	$31	$57	$40	$139	$124
Return on common equity (annualized)	14%	25%	18%	20%	19%
Pre-tax operating margin	18%	29%	22%	24%	24%

Assets under administration or custody	$2,946	$2,826	$2,463
(a)	Securities lending assets are included in assets under management in the Institutional Asset Management sector. Fees on those assets are recorded above as securities lending revenue.
(b)	Primarily consists of foreign exchange revenue.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, fund administration, Web-based investment management software and foreign exchange and derivative products.

Revenue in the third quarter of 2004 compared to the third quarter of 2003 decreased $5 million, or 3%, primarily due to lower foreign exchange and net interest revenue, partially offset by higher institutional trust and custody revenue from net new business and improved market conditions. Operating expense increased $4 million, or 3%, primarily in support of new business growth and development around enhancements to existing products. Income before taxes decreased $9 million, or 23%, compared with the third quarter of 2003. Assets under administration or custody for this sector were $2.946 trillion at Sept. 30, 2004, an increase of $483 billion, or 20%, compared with Sept. 30, 2003, and an increase of $120 billion, or 4%, compared with June 30, 2004. The increase compared with Sept. 30, 2003, resulted from net new business, market appreciation and the effect of foreign exchange rates.

The $27 million, or 13%, decrease in revenue compared with the second quarter of 2004 was primarily due to lower foreign exchange revenue, seasonally lower securities lending revenue and lower institutional trust and custody transaction volumes. Operating expense was down $1 million, resulting in a decrease in income before taxes of $26 million, or 47%, compared with the second quarter of 2004.

On a year-to-date basis, revenue increased $51 million, or 10%, from the prior year, primarily due to higher institutional trust and custody revenue from net new business and improved market conditions and higher foreign exchange revenue, partially offset by lower net interest revenue. Operating expense increased 9%, primarily in support of new business growth. Income before taxes reflected this positive operating leverage by increasing 11% compared with the first nine months of 2003.

Business sectors (continued)

Human Resources & Investor Solutions

	Quarter ended			Nine months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Human resources & investor solutions revenue	$220	$232	$229	$685	$714
Investment management - mutual funds (a)	8	9	9	27	26
Transfer revenue	1	(1)	1	(1)	—

Total trust and investment fee revenue	$229	$240	$239	$711	$740
Other fee revenue	2	1	—	3	(2)
Net interest revenue (expense)	5	4	2	13	(2)

Total revenue	$236	$245	$241	$727	$736
Total operating expense	$220	$230	$285	$680	$782

Income (loss) before taxes	$16	$15	$(44)	$47	$(46)
Return on common equity (annualized)	12%	10%	(25)%	11%	(8)%
Pre-tax operating margin	7%	6%	(18)%	6%	(6)%

Assets under administration or custody	$101	$103	$110
(a)	Earned from mutual fund investments in employee benefit plans administered in this sector.

The Human Resources & Investor Solutions (HR&IS) sector is organized around consolidated lines of business and the Mellon brand for retirement, employee benefits, human resources (HR) outsourcing and investor solutions. The sector provides consulting, outsourcing and administration services to design, build and operate end-to-end solutions in HR and shareholder services that leverage scalable operations and technology. Within the HR&IS business sector, shareholder services revenues include earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on the Corporation’s balance sheet totaled $132 million at Sept. 30, 2004. Earnings on these balances are classified as HR&IS revenue. Earnings on customer balances reflected on the Corporation’s balance sheet are classified as net interest revenue.

Results for the third quarter of 2004 compared with the third quarter of 2003 reflect a $60 million increase in income before taxes resulting from the $47 million HR&IS streamlining charge recorded in the third quarter of 2003 (an additional $3 million was recorded in the Other Activity sector). Excluding the impact of the charge, income before taxes increased $13 million, as an $18 million, or 7%, reduction in expense more than offset a $5 million, or 2%, decrease in revenue. The lower expense reflects the favorable impact of expense reduction initiatives, while the lower revenue compared with the third quarter of 2003 was primarily due to lower consulting revenue.

Compared with the second quarter of 2004, revenue decreased $9 million, or 4%, primarily due to lower investor solutions revenue due in part to seasonal factors, as well as lower out-of-pocket expense reimbursements, partially offset by slightly higher outsourcing and consulting fees. Operating expense decreased $10 million, or 5%, due to lower out-of-pocket and other general expenses. Income before taxes increased $1 million compared with the second quarter of 2004.

On a year-to-date basis, income before taxes increased $93 million from the prior year, including the $47 million streamlining charge recorded in 2003 mentioned above. Excluding the impact of the charge, income before taxes increased $46 million, as a 7% reduction in expense more than offset a 1% decrease in revenue. The decrease in revenue was due to lower retirement consulting and outsourcing revenue partially offset by higher investor solutions revenue and higher net interest revenue.

Business sectors (continued)

Treasury Services

	Quarter ended			Nine months ended
(dollar amounts in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Fee revenue:
Cash management revenue	$75	$77	$82	$229	$222
Other fee revenue	16	14	18	45	52
Institutional trust and custody revenue (a)	—	1	—	1	—
Transfer revenue (a)	2	1	1	5	6

Total fee revenue	$93	$93	$101	$280	$280
Net interest revenue	70	80	97	231	314

Total revenue	$163	$173	$198	$511	$594
Credit quality expense (revenue)	$1	$(1)	$1	$—	$5
Total operating expense	$105	$103	$111	$312	$321

Income before taxes	$57	$71	$86	$199	$268
Return on common equity (annualized)	16%	18%	20%	17%	21%
Pre-tax operating margin	35%	41%	43%	39%	45%
(a)	Included in trust and investment fee revenue.

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

Revenue for this sector decreased $35 million, or 18%, in the third quarter of 2004 compared to the third quarter of 2003, primarily due to lower net interest revenue and to a lesser degree cash management revenue. Net interest revenue decreased $27 million resulting from a lower average level of loans and a lower spread. Operating expenses decreased $6 million, or 6%, primarily due to lower general expenses, resulting in a $29 million, or 33%, reduction in income before taxes.

Revenue decreased $10 million, or 6%, in the third quarter of 2004 compared to the second quarter of 2004, while operating and credit quality expenses increased $4 million, or 3%, resulting in a $14 million, or 19%, decrease in income before taxes from the prior quarter. The decrease in revenue was primarily due to lower net interest revenue from a lower average level of loans. The increase in credit quality expense was due to credit losses recorded in the third quarter of 2004 compared with net recoveries in the prior period.

On a year-to-date basis, revenue decreased 14% from the prior year due to lower net interest revenue resulting from a lower average level of loans, as well as from the change in payment methodology by the Department of the Treasury as further discussed on page 25, which also accounts for the increase in cash management revenue. Operating expense decreased 3% principally due to lower general, equipment and occupancy expenses. Income before taxes decreased 25% compared with the first nine months of 2003.

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

Other Activity - income (loss) from continuing operations before taxes (benefits)

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Business exits activity	$13	$9	$16	$13	$39
Venture capital activity	12	(2)	(8)	1	(41)
Corporate activity/other	(5)	(25)	18	60	46
Total - Other Activity	$20	$(18)	$26	$74	$44

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

In accordance with the Corporation’s management accounting reporting practices, credit quality expense (revenue) in Other Activity represents the Corporation’s provision for credit losses in excess of net charge-offs recorded in the core business sectors. Credit quality expense (revenue) for the core business sectors is presented on a net charge-off (recovery) basis and totaled $1 million in the third quarter of 2004. When a determination is made that a borrowing arrangement does not meet the Corporation’s relationship strategy criteria, it is moved to business exits in Other Activity and managed under an exit strategy. Any subsequent credit quality expense (revenue) is reported in Other Activity and not in the core business sectors. The Corporation’s credit strategy is to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of the Corporation’s fee-based services does not exist. The loans and leases transferred to business exits include the Corporation’s large ticket lease portfolio, which was principally transaction based; selected types of loans which were also transaction based (leveraged loans, project financings); and loans to companies where a broad fee-based relationship does not exist. The Corporation will not renew its credit relationship with such companies when the respective contractual commitment periods end. The Corporation may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Included in Other Activity in the third quarter of 2004 are net gains from venture capital activities of $22 million. In the second quarter of 2004, Other Activity included the $24 million London space consolidation charge, as well as the $8 million gain from the sale of securities and net gains of $8 million from venture capital activities. Included in Other Activity in the third quarter of 2003 are $18 million of gains from the sale of mortgage-backed securities and net gains from venture capital activities of $2 million, as well as $3 million of organizational streamlining charges discussed previously and write-downs on lease residuals. In addition, on a year-to-date basis for 2004, the Other Activity sector holds the $93 million gain from the sale of a portion of the Corporation’s indirect investment in Shinsei Bank, the $19 million charge associated with the writedown of small non-strategic businesses the Corporation intends to exit and a $7 million negative provision for credit losses.

Business sectors (continued)

Venture capital investments

Venture capital investment portfolio activity

(in millions)	Third Quarter 2004 Activity		Life to Date Activity

Direct investments:
Beginning carrying value	$388		$—
Investments - new investments	—		630
Investments - additional funding for existing investments	12		329
Realized - cost basis of exits (a) and write-offs	(40	)(b)	(517)
Change in net unrealized gains (losses)	17	(b)	(65)
Ending carrying value (c)	$377		$377

Fund investments (indirect):
Beginning carrying value	$212		$—
Draws against fund capital commitments	11		474
Realized - cost basis of exits (d) and write-offs	(12)		(241)
Change in net unrealized gains (losses)	—		(22)
Ending carrying value (e)	$211		$211

Total investments (f):
Active investments cost basis			$675
Unrealized gains (losses)			(87)
Ending carrying value (g)			$588
(a)	Cash receipts on exits totaled $34 million in the third quarter of 2004 and $307 million life to date.
(b)	The realization of the $(40) million cost basis of exits, attributable to both sales and realized losses, was offset by a $17 million reduction in unrealized losses (a reversal of unrealized losses recorded in previous quarters). During the third quarter of 2004, approximately $22 million of previously reduced carrying values were realized with a current quarter adjustment of $(5) million).
(c)	At Sept. 30, 2004, there were 68 actively managed investments with an average cost basis of $6 million. At Sept. 30, 2004, the Corporation was committed to provide $4 million of additional funding for direct investments. Direct investments continue to include the $47 million of venture capital direct mezzanine investments in the form of subordinated debt.
(d)	Cash receipts on exits totaled $26 million in the third quarter of 2004 and $234 million life to date.
(e)	At Sept. 30, 2004, the Corporation was committed to provide additional funding of $129 million for indirect fund investments. No new commitments for indirect funds have been made in 2004.
(f)	This summary of active investments includes both direct and indirect investments. The ending carrying values represent 85% of direct investments cost basis and 91% of indirect investments cost basis, for a combined 87% of all active investments cost basis.
(g)	In September 2004, the Corporation confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. It will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio. See footnotes (c) and (e) above for information on existing funding commitments.

Capital

Capital

(dollar amounts in millions, except per share amounts; common shares in thousands)	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Total shareholders’ equity	$3,959	$3,749	$3,702	$3,660
Total shareholders’ equity to assets ratio	11.28%	10.68%	10.89%	11.11%

Tangible shareholders’ equity (a)	$2,088	$1,949	$1,913	$1,929
Tangible shareholders’ equity to assets ratio (a)	6.28%	5.86%	5.94%	6.18%

Tier I capital ratio (b)	9.96%	9.33%	8.55%	8.89%
Total (Tier I plus Tier II) capital ratio (b)	15.61%	14.61%	13.46%	14.01%
Leverage capital ratio (b)	8.13%	8.19%	7.92%	7.67%
Total Tier I capital	$2,513	$2,525	$2,370	$2,380
Total (Tier I plus Tier II) capital	$3,938	$3,957	$3,732	$3,751
Total risk-adjusted assets	$25,228	$27,076	$27,725	$26,773
Average assets - leverage capital basis	$30,889	$30,824	$29,911	$31,011

Book value per common share	$9.35	$8.84	$8.67	$8.51
Tangible book value per common share	$4.93	$4.60	$4.48	$4.48

Closing common stock price per share	$27.69	$29.33	$32.11	$30.14
Market capitalization	$11,728	$12,436	$13,712	$12,967
Common shares outstanding	423,549	424,003	427,032	430,232
(a)	Shareholders’ equity plus minority interest less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Minority interest totaled $10 million, $10 million, $13 million and $11 million, respectively. The amount of goodwill and intangible assets subtracted from shareholders’ equity and total assets is net of expected tax benefits. Expected tax benefits related to tax deductible goodwill and intangible assets totaled $545 million, $494 million, $492 million and $459 million, respectively.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.

The Corporation’s shareholders’ and tangible shareholders’ equity to assets ratios increased at Sept. 30, 2004 compared with June 30, 2004, reflecting a lower accumulated unrealized loss, primarily in the securities available for sale portfolio, and earnings retention. The accumulated unrealized loss, net of tax, in the securities available for sale portfolio totaled $5 million at Sept. 30, 2004 compared with an unrealized loss, net of tax, of $108 million at June 30, 2004, which increased the tangible shareholders’ equity to assets ratio by approximately 25 basis points.

The higher risk-based capital ratios, which exclude the accumulated unrealized gains/(losses) on securities available for sale, improved due to a lower level of risk-adjusted assets, and earnings retention partially offset by a higher level of goodwill and intangibles from acquisitions. The Sept. 30, 2004 acquisition of the 70% of Pareto Partners that the Corporation did not previously own and the August 2004 acquisition of Evaluation Associates Capital Markets were the primary reasons for the increase in goodwill and intangibles. The lower level of risk-adjusted assets resulted in part from a reduction in the guarantee provided to the ABN AMRO Mellon custody joint venture for securities lending activity. At Sept. 30, 2004, that guarantee decreased Tier I and Total capital ratios by approximately 80 basis points and 125 basis points, respectively, compared with approximately 110 basis points and 170 basis points, respectively, at June 30, 2004. In the third quarter of 2004, the regulatory agencies issued new capital guidelines concerning the risk-based capital treatment of asset-backed commercial paper programs. The agencies now require banks to hold risk-based capital against short-term liquidity facilities provided to asset-backed commercial paper programs. At Sept. 30, 2004, these new guidelines decreased the Corporation’s Tier I and Total risk-based capital ratios by approximately 5 basis points and 8 basis points, respectively.

Capital (continued)

In October 2002, the Corporation’s Board of Directors authorized a share repurchase program of up to 25 million shares of common stock. During the third quarter of 2004, 1.300 million common shares were repurchased by the Corporation under this publicly announced program, bringing year-to-date purchases to 7.350 million common shares. At Sept. 30, 2004, an additional 10.458 million common shares were available for repurchase under this program, which does not have an expiration date. Share reissuances, primarily for employee benefit plan purposes, totaled .9 million and 4.1 million common shares, for the third quarter and first nine months of 2004, respectively.

Share repurchases third quarter 2004

(common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
July 2004	92		$27.83	60
August 2004	799		28.07	790
September 2004	458		28.91	450
Third quarter of 2004	1,349	(b)	$28.34	1,300
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the third quarter of 2004 was $38 million.
(b)	Includes 49 thousand shares, at a purchase price of $1 million, purchased from employees in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 37 and 38 of the Corporation’s 2003 Financial Annual Report.

Composition of loan portfolio

The loan portfolio at Sept. 30, 2004 increased $62 million compared with June 30, 2004, decreased $442 million compared with Dec. 31, 2003 and decreased $198 million compared with Sept. 30, 2003. The increase compared with June 30, 2004, reflects a higher level of commercial and financial loans, primarily insurance premium finance loans, partially offset by lower levels of commercial real estate loans. The decrease compared with Dec. 31, 2003 and Sept. 30, 2003 reflects lower levels of commercial real estate and commercial and financial loans, partially offset by a higher level of personal loans.

At Sept. 30, 2004, approximately 65% of the Corporation’s large corporate commercial and financial loans had an investment grade credit rating. Investment grade loans are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating.

Composition of loan portfolio (continued)

Composition of loan portfolio

(in millions)	Sept. 30, 2004		June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Domestic loans and leases:
Commercial and financial	$2,506	(a)	$2,294	$2,757	$2,714
Commercial real estate	1,852		2,003	2,131	2,168
Personal (b)	1,941		1,900	1,714	1,508
Lease finance assets (c)	483		494	505	508
Total domestic loans and leases	6,782		6,691	7,107	6,898
International loans and leases	243		272	360	325
Total loans and leases, net of unearned discount	$7,025	(d)	$6,963	$7,467	$7,223
(a)	Previously included venture capital direct mezzanine investments in the form of subordinated debt. At Sept. 30, 2004, these investments totaled $47 million and were reclassified to Other assets on the balance sheet. Prior periods are not reclassified.
(b)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth Management sector.
(c)	Represents large ticket lease assets that will continue to run-off through repayments, possible sales and no new originations.
(d)	Includes $3.385 billion of loans to Private Wealth Management customers and $898 million of loans to Mellon 1st Business Bank, National Association, customers.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)

(in millions)	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Unfunded commitments to extend credit (b):
Expire within one year	$6,442	$6,613	$8,305	$9,511
Expire within one to five years	7,261	7,189	7,211	7,060
Expire over five years	133	168	164	93
Total unfunded commitments to extend credit	13,836	13,970	15,680	16,664

Commercial letters of credit (c)	6	8	8	14

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (d)	1,418	1,494	1,351	1,550
Custodian securities lent with indemnification against broker default of return of securities	79,311	78,140	67,299	63,988
Liquidity support provided to TRFC	397	560	822	926
(a)	For a discussion of off-balance-sheet financial instruments with contract amounts that represent credit risk, see pages 113 through 116 of the Corporation’s 2003 Financial Annual Report. In addition, the Corporation had commitments to fund venture capital investments of $133 million, $141 million, $175 million and $193 million, respectively.
(b)	Net of participations totaling $398 million, $438 million, $439 million and $445 million, respectively.
(c)	Net of participations and collateral totaling $46 million, $47 million, $31 million and $44 million, respectively.
(d)	Net of participations and cash collateral totaling $169 million, $166 million, $208 million and $230 million, respectively. At Sept. 30, 2004, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

Off-balance-sheet financial instruments with contract amounts that represent credit risk (continued)

Commitments to extend credit

Total unfunded commitments to extend credit decreased $134 million, or 1%, compared with June 30, 2004, $1.844 billion, or 12%, compared with Dec. 31, 2003 and $2.828 billion, or 17%, compared with Sept. 30, 2003. Unfunded commitments to extend credit expiring over one year at Sept. 30, 2004 increased $37 million, or less than 1%, compared with June 30, 2004. At Sept. 30, 2004, approximately 97% of unfunded loan commitments to large corporate customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, the Corporation offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate the Corporation for a stated period to disburse funds to a third-party beneficiary if the Corporation’s customer fails to perform under the terms of an agreement with the beneficiary. The Corporation must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At Sept. 30, 2004, the Corporation had a liability of $7 million related to letters of credit issued or modified since Dec. 31, 2002. For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 115 and 116 of the Corporation’s 2003 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002 to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture would default, and totaled approximately $15.8 billion at Sept. 30, 2004 primarily relating to securities lending activity. This potential exposure assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO Bank N.V.

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

Referral arrangements with Three Rivers Funding Corp. (TRFC), an asset-backed commercial paper entity

The Corporation’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with TRFC, a special purpose entity that issues commercial paper. TRFC is owned by an independent third party, is not a subsidiary of either the Bank or the Corporation and its financial results are not included in the financial statements of the Bank or the Corporation. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. Fee revenue of less than

Off-balance-sheet financial instruments with contract amounts that represent credit risk (continued)

$1 million was received from this entity in both the third and second quarters of 2004, compared with $1 million in the third quarter of 2003, for the services and the liquidity and credit support facilities. See Note 2 of Notes to Financial Statements of this Report and Note 7 of the Corporation’s 2003 Financial Annual Report for a further discussion of the Corporation’s relationship with TRFC.

Nonperforming assets

Nonperforming loans increased $6 million from June 30, 2004, due to the addition of a $7 million loan to a privately held manufacturer and distributor of eyewear, with the remaining balance of total nonperforming loans at Sept. 30, 2004 comprised of $6 million to a cable television operator and $7 million of various smaller loans. Additional information regarding the Corporation’s practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in the Corporation’s 2003 Financial Annual Report.

Nonperforming assets

(dollar amounts in millions)	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Nonperforming loans:
Commercial and financial	$17	$11	$49	$51
Personal	3	3	2	2
Lease finance assets	—	—	—	9
Total nonperforming loans (a)	20	14	51	62
Total acquired property	1	1	1	1
Total nonperforming assets	$21	$15	$52	$63
Nonperforming loans as a percentage of total loans	.30%	.20%	.69%	.86%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.82%	.56%	2.09%	2.48%
(a)	Includes $15 million, $9 million, $13 million and $23 million, respectively, of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

At Sept. 30, 2004 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $7 million, $1 million and $1 million, respectively. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection, or were non-real estate secured personal loans that are automatically charged off upon reaching various stages of delinquency, generally 120 days past due. Real estate secured personal loans are generally placed on nonaccrual status upon reaching 180 days past due.

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

Reserve for credit exposure

(in millions)	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Reserve for loan losses:
Base reserves:
Commercial and financial	$37	$40	$48	$49
Commercial real estate	10	12	13	14
Personal	5	5	6	6
Lease assets	16	13	12	12
Total domestic base reserve	68	70	79	81
International	2	3	9	10
Total base reserve	70	73	88	91
Impairment/judgmental	10	2	2	5
Unallocated	18	21	13	14
Total loan loss reserve	$98	$96	$103	$110
Reserve for unfunded commitments:
Commitments	$58	$59	$61	$58
Letters of credit and bankers acceptances	13	14	14	13
Total unfunded commitments reserve	$71	$73	$75	$71
Total reserve for credit exposure	$169	$169	$178	$181

The decrease in the total base reserve at Sept. 30, 2004 compared with June 30, 2004 is related to a continuing decline in loan volume in the large corporate and real estate portfolios. The increase in the impairment/judgmental reserve is related to a new judgmental reserve on a leasing credit, which has been reviewed for potential loss content. The unallocated reserve at Sept. 30, 2004 reflects uncertainty about customers sensitive to increases in oil prices and decreasing travel such as airlines as well as certain real estate, cable, automotive and pharmaceutical customers. The decrease in the reserves for unfunded commitments at Sept. 30, 2004 from June 30, 2004 is primarily related to the lower level of unfunded loan commitments. The Corporation’s management concluded that, at Sept. 30, 2004, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio. The Audit Committee of the Board of Directors reviewed and concurred.

There was no net provision for credit losses in the third quarter of 2004, third quarter of 2003 or second quarter of 2004. There were no net credit-related losses in either the third quarter or second quarter of 2004 compared with $2 million of net credit recoveries in the third quarter of 2003, as detailed in the table on the following page.

Provision and reserve for credit exposure (continued)

Reserve activity Quarter ended

	Sept. 30, 2004		June 30, 2004		Sept. 30, 2003
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$96	$73	$94	$77	$113	$66
Total credit losses	(1)	—	(2)	—	(2)	—
Total recoveries	1	—	2	—	4	—
Total net credit recoveries (losses)	—	—	—	—	2	—
Securitizations	—	—	(2)	—	—	—
Provision for credit losses	2	(2)	4	(4)	(5)	5
Reserve at end of period	$98	$71	$96	$73	$110	$71
Reserve for loan losses as a percentage of total loans (a)	1.40%	N/M	1.39%	N/M	1.52%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (a)	N/M	.47%	N/M	.47%	N/M	.39%
Annualized net credit losses (recoveries) to average loans	—%	N/M	—%	N/M	(.12)%	N/M

Reserve activity Nine months ended
			Sept. 30, 2004		Sept. 30, 2003
(dollar amounts in millions)			Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period			$103	$75	$127	$52
Total credit losses			(3)	—	(4)	—
Total recoveries			3	—	15	—
Sub-total - net credit recoveries (losses)			—	—	11	—
Credit losses on loans transferred to held for sale			—	—	(13)	—
Total net credit recoveries (losses)			—	—	(2)	—
Securitizations			(2)	—	—	—
Loss on sale of commitments			—	—	—	(3)
Provision for credit losses			(3)	(4)	(15)	22
Reserve at end of period			$98	$71	$110	$71
Annualized net credit losses to average loans			—%	N/M	.03%	N/M
(a)	At period-end.
N/M	— Not meaningful.

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

Selected average balances

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Assets:
Money market investments	$3,310	$2,703	$3,066	$3,001	$2,984
Trading account securities	229	268	693	284	755
Securities	11,780	11,647	10,882	11,481	11,423
Loans	7,047	7,491	7,425	7,341	7,848
Total interest-earning assets	22,366	22,109	22,066	22,107	23,010
Noninterest-earning assets	11,178	11,362	11,496	11,340	11,450
Reserve for loan losses	(97)	(94)	(113)	(98)	(120)
Total assets	$33,447	$33,377	$33,449	$33,349	$34,340
Funds supporting total assets:
Core funds	$31,268	$30,606	$29,649	$30,705	$30,355
Purchased funds	2,179	2,771	3,800	2,644	3,985
Funds supporting total assets	$33,447	$33,377	$33,449	$33,349	$34,340

The increase in average interest-earning assets in the third quarter of 2004 compared with the third quarter of 2003 primarily resulted from higher levels of securities and money market investments, partially offset by lower levels of trading account securities and loans. The increase in average securities was due to purchases of floating rate and other short duration mortgage-backed securities. The decrease in trading account securities resulted from the sale of the fixed income trading business in December 2003. The lower level of loans was due to the continued reduction of commercial loans. The increase in average interest-earning assets compared with the second quarter of 2004 primarily resulted from higher levels of money market investments and securities partially offset by lower levels of loans. The increase in average money market investments was primarily due to higher levels of custody deposits. The increase in the proportion of average core funds to average total funds supporting total assets in the third quarter of 2004 compared with the third quarter of 2003, was primarily due to higher levels of custody, cash management and private wealth deposits. See pages 48 and 49 of the Corporation’s 2003 Financial Annual Report for a definition of core and purchased funds.

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

The Parent Corporation has access to the following principal sources of liquidity: dividends and interest from its subsidiaries, the commercial paper market, a revolving credit agreement and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations. For a discussion of these limitations, see Note 25 in the Corporation’s 2003 Financial Annual Report. Under the more restrictive limitation, the Corporation’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2004 of up to approximately $240 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Oct. 1, 2004 and the date of any such dividend declaration. To comply with regulatory guidelines, the Corporation and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At Sept. 30, 2004, the Parent Corporation held cash and marketable securities of $779 million. The Parent Corporation has a $200 million revolving credit agreement with Mellon Bank, N.A., the Corporation’s primary bank subsidiary, with a June 2005 expiration date. The agreement was executed at market terms. Under this agreement any borrowings are to be collateralized with eligible assets of non-bank subsidiaries of the Corporation. There were no borrowings under this facility at Sept. 30, 2004. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity under an effective shelf registration statement. Access to the capital markets is partially dependent on the Corporation’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Senior and subordinated debt ratings at Sept. 30, 2004

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Issuer rating	—	A1	—
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

There were no contractual maturities of the Corporation’s long-term debt in the third quarter of 2004, and none is scheduled for the remainder of 2004. Contractual maturities will total approximately $650 million in 2005.

Liquidity and dividends (continued)

The Corporation paid $77 million in common stock dividends in the third quarter of 2004 compared with $60 million in the third quarter of 2003. The common dividend payout ratio, on a net income basis, was 42% in the third quarter of 2004 on a dividend of $.18 per share compared with 33% in the third quarter of 2003 on a dividend of $.14 per share. Based upon shares outstanding at Sept. 30, 2004 and the current quarterly common stock dividend rate of $.18 per share, the annual common stock dividend is expected to be approximately $305 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $676 million during the first nine months of 2004 to $3.278 billion. The increase resulted from $924 million of net cash provided by financing activities and $789 million of net cash provided by operating activities, partially offset by $1.034 billion of net cash used in investing activities. Net cash provided by financing activities primarily resulted from a higher level of deposits, partially offset by the repurchase of common stock. Net cash used in investing activities primarily resulted from a higher level of securities available for sale, partially offset by the proceeds from a loan securitization.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in short-term interest rates on net interest revenue, earnings per share and return on equity. Given the low interest rate environment that existed in the third quarter of 2004, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at Sept. 30, 2004. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the Sept. 30, 2004 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding the Corporation’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 51 through 53 in the Corporation’s 2003 Financial Annual Report.

Interest rate simulation sensitivity analysis

	Movements in interest rates from Sept. 30, 2004 rates
	Increase						Decrease
	+50bp		+100bp		+200bp		-50bp		-100bp
Simulated impact in the next 12 months compared with Sept. 30, 2004:
Net interest revenue increase (decrease)	0.4%		0.5%		(0.2)%		(1.1)%		(3.6)%
Earnings per share increase (decrease)	$—		$—		$—		$(.01)		$(.03)
Return on equity increase (decrease)	3	bp	4	bp	(2	)bp	(8	)bp	(27	)bp

The anticipated impact on net interest revenue under the various scenarios did not exceed the Corporation’s guidelines for assuming interest rate risk at both Sept. 30, 2004 and Sept. 30, 2003. The simulation results reflect the Corporation’s efforts to manage the repricing characteristics of its interest-earning assets and supporting funds.

Interest rate sensitivity analysis (continued)

Securities available for sale

The amortized cost basis of securities available for sale totaled $12.4 billion at Sept. 30, 2004, as shown in Note 5 of this report. The average yields and repricing lives for the fixed and adjustable/floating rate securities are as follows.

Securities available for sale

	Sept. 30, 2004
(dollar amounts in billions)	Amortized cost	Average yield (a)	Estimated average repricing life (b)
Fixed rate:
Mortgage-backed	$4.8	4.62%	3.8 yrs.
U.S. Treasury and agency	1.9	3.06%	2.1 yrs.
State and political subdivisions	0.7	7.03%	15.1 yrs.
Adjustable/floating rate mortgage-backed:
Floating rate	3.3	2.26%	0.1 yrs.
Adjustable rate	1.7	3.37%	1.8 yrs.

Total	$12.4	3.70%	2.9 yrs.
(a)	Average yields are weighted averages and are presented on an FTE basis using a 35% federal income tax rate.
(b)	Estimated lives for mortgage-backed securities include the effect of estimated prepayments, while the estimated lives for U.S. Treasury and agencies and state and political subdivisions securities are final maturities.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Corporation’s overall asset/liability management process to augment the management of interest rate exposure. The total notional amount of interest rate swaps used to manage interest rate risk was $2.778 billion at Sept. 30, 2004, compared with $2.720 billion at Dec. 31, 2003 and $2.761 billion at Sept. 30, 2003. The notional value at Sept. 30, 2004 was primarily comprised of receive fixed instruments associated with long-term debt and junior subordinated debentures with a weighted average maturity of approximately 9 years and weighted average interest rates received and paid of 5.67% and 1.93%, respectively. The net interest differential between interest revenue and interest expense resulted in interest revenue of $34 million and $108 million in the third quarter and first nine months of 2004, compared with interest revenue of $37 million and $104 million in the third quarter and first nine months of 2003. Additional information regarding these contracts is presented in Note 28 in the Corporation’s 2003 Financial Annual Report.

The Corporation enters into interest rate swaps designated as fair value hedges, to convert portions of its fixed rate junior subordinated debentures to floating rate debt, its fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate deposits and loans to variable rate. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the nine months ended Sept. 30, 2004 and Sept. 30, 2003. At Sept. 30, 2004, there were no outstanding cash flow hedges. The Corporation uses five year yen denominated debt to hedge its remaining investment in Tokyo-based Shinsei Bank. The purpose of this hedge is to protect against adverse movements in exchange rates.

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

Derivative instruments used for trading activities

(notional amounts in millions)	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Commitments to purchase and sell foreign currency contracts	$77,939	$77,583	$54,319	$52,622
Foreign currency option contracts purchased	4,705	5,046	5,602	14,384
Foreign currency option contracts written	8,719	8,549	4,928	14,031
Interest rate agreements:
Interest rate swaps	10,064	10,197	9,886	10,118
Options, caps and floors purchased	895	667	542	591
Options, caps and floors written	734	820	513	825
Futures and forward contracts	13,921	16,727	13,220	14,406
Equity options	3,616	2,804	508	495
Credit default swaps	692	671	612	410
Other products	38	36	48	53

The Corporation uses a value-at-risk methodology to estimate the potential daily amount that could be lost from adverse market movements. Using the Corporation’s methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate value-at-risk for trading activities and credit default swaps was approximately $5 million at Sept. 30, 2004 compared with approximately $4 million at Dec. 31, 2003 and approximately $7 million at Sept. 30, 2003.

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

Item 4. Controls and Procedures

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of Sept. 30, 2004, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of Sept. 30, 2004, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and to provide reasonable

Item 4. Controls and Procedures (continued)

assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended Sept. 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

In response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has created a multi-disciplinary project team to oversee its compliance efforts. The Corporation’s objective is to achieve compliance with the requirements of Section 404 for 2004. At Sept. 30, 2004, the Corporation had substantially completed the initial testing phase and management has undertaken the enhancement of certain controls. The Corporation expects to be able to timely make the assertion that the Corporation’s internal controls over financial reporting are effective.

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: the intention to exit certain small non-strategic businesses; annual occupancy expense; the fair value of guarantee obligations; expected return on pension plan assets; maximum loss exposure related to Three Rivers Funding Corporation (TRFC); amounts of contingent and deferred consideration payable for acquisitions; collectability of securities; expected amortization expense; the impact on investment management fees of changes in the Standard & Poor’s 500 Index; potential future venture capital gains or losses and possible changes in the value of the portfolio; expected 2004 quarterly net interest revenue; the Corporation’s intention not to renew certain credit relationships; planned reduction of positions and utilization of the severance accrual; anticipated effective tax rate; liabilities for guarantees and indemnities; credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; simulation of changes in interest rates; the estimated average repricing lives of securities held by the Corporation; the value-at-risk for trading activities and credit default swaps; the Corporation’s ability to assert, when required, that internal controls over financial reporting are effective; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; relevant benchmark to estimate future changes in investment management fees; equity and fixed-income market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; customers’ sensitivity to increases in oil prices and decreasing travel; inflation; levels of tax-free income; customer spending and savings habits; interest rate fluctuations; monetary fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; the uncertainties inherent in the litigation process; and the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

Cautionary Statement (continued)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on page 44 of this Report and is incorporated into this Item by reference.

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.

10.1	Form of Mellon Financial Corporation, Long-Term Profit Incentive Plan, Type I Stock Option Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 64 through 67, inclusive, of the Corporation’s 2003 Financial Annual Report to Shareholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: November 5, 2004	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

CORPORATE INFORMATION

Business of the Corporation	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its six core business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Human Resources & Investor Solutions and Treasury Services), the Corporation serves two distinct major classes of customers - corporations and institutions and high net worth individuals. For corporations and institutions, the Corporation provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, retirement and employee benefits consulting, outsourcing services for benefit plans, comprehensive end-to-end human resources outsourcing solutions, shareholder services, treasury management and banking services. For individuals, the Corporation provides mutual funds and wealth management. The Corporation’s asset management subsidiaries, which include The Dreyfus Corporation and U.K.-based Newton Investment Management, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from the Corporation at the current market value. Nonshareholders may purchase their first shares of the Corporation’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the Board of Directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, please visit www.melloninvestor.com or call 1 800 205-7699.

Form 10-K and Shareholder Publications	For a free copy of the Corporation’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, please send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of the Corporation, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2003 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com Mellon Investor Services: www.melloninvestor.com
See also Internet access for Business Groups/Principal Entities in the 2003 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Securities Transfer Agent	To address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

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

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Form of Mellon Financial Corporation, Long - Term Profit Incentive Plan, Type I Stock Option Agreement.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Pages 64 through 67, inclusive, of the Corporation’s 2003 Financial Annual Report to Shareholders.	Previously filed as part of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003 and incorporated herein by reference.

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