Form 10-K
period 2004-12-31
MELLON FINANCIAL CORP
filed 2005-02-25
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, 419,339,405 shares, of the total outstanding shares of 424,003,220, of the registrant’s outstanding voting common stock, $0.50 par value per share, having a market value of $12,299,224,749, were held by nonaffiliates.

As of January 31, 2005, 423,665,925 shares of the registrant’s voting common stock, $0.50 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

Mellon Financial Corporation 2005 Proxy Statement-Part III

Mellon Financial Corporation 2004 Financial Annual Report to Shareholders-Parts I, II, III and IV

Available Information

The Form 10-K filed with the Securities and Exchange Commission (“SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 28, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Corporation’s 2004 Financial Annual Report to Shareholders. For a free copy of the Corporation’s 2004 Summary Annual Report to Shareholders, the 2004 Financial Annual Report to Shareholders or the Proxy Statement for its 2005 Annual Meeting, as filed with the SEC, send a written request to the Secretary of the Corporation, Room 4826 One Mellon Center, Pittsburgh, PA 15258-0001. The Corporation’s 2004 Summary and Financial Annual Reports to Shareholders are, and the Proxy Statement for its 2005 Annual Meeting upon filing with the SEC will be, available on the Corporation’s Internet site at www.mellon.com. The Corporation also makes available, free of charge, on its Internet site, the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the SEC. The contents of the Corporation’s Internet site are not part of this Annual Report on Form 10-K. The following materials are available, free of charge, on the Corporation’s Internet site at www.mellon.com under “Investor Relations/Corporate Governance” and are also available in print by written request from the Secretary of the Corporation at Room 4826 One Mellon Center, Pittsburgh PA 15258-0001:

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

Cautionary Statement

See pages 58 through 60 of the Corporation’s 2004 Financial Annual Report to Shareholders for the Cautionary Statement. Those pages are incorporated herein by reference. This Form 10-K contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: the effect of changes in applicable laws or regulations; intentions as to capital ratios; the effects of potential changes in risk-based capital guidelines; the timing of the review of options for Human Resources & Investor Solutions; and litigation results. These statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to the following:

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

Description of Business

Mellon Financial Corporation (the “Corporation”) is a global financial services company headquartered in Pittsburgh, Pennsylvania, with approximately $4.0 trillion in assets under management, administration or custody, including $707 billion under management. For a further discussion of its products, see “Nature of operations” in Note 1 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders, which paragraphs are incorporated herein by reference. See “Available Information” on page 1 of this Report for access to financial and other information regarding the Corporation.

The Corporation was originally formed as a holding company for Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania. With its predecessors, Mellon Bank has been in business since 1869. The Corporation’s banking subsidiaries include Mellon Trust of New England, National Association, headquartered in Boston, Massachusetts; Mellon United National Bank, headquartered in Miami, Florida; and Mellon 1st Business Bank, National Association, headquartered in Los Angeles, California, in addition to Mellon Bank. They engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

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

Further information regarding the Corporation’s six core business sectors, as well as “Other Activity” is presented in the Business Sectors section found on pages 20 through 32 of the Corporation’s 2004 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. Information on international operations is presented in the Corporation’s 2004 Financial Annual Report to Shareholders in “Foreign outstandings” on page 38, in “Currency rate fluctuations” on page 60 and in Note 32 of Notes to Financial Statements, which are incorporated herein by reference.

Principal Entities

Exhibit 21.1 to this Annual Report on Form 10-K presents a list of the primary subsidiaries of the Corporation as of Dec. 31, 2004.

ITEM 1.	BUSINESS (continued)

Description of Business (continued)

Discontinued operations

As discussed in Note 4 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders, the Corporation is reporting its results using the discontinued operations method of accounting. This Note is incorporated herein by reference. All information in this Annual Report on Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

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

In order for a bank holding company to engage in the broader range of activities that are permitted by the BHC Act for bank holding companies that are also financial holding companies, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” In addition, to commence any new activity permitted by the BHC Act and to acquire any company engaged in any new activities permitted by the BHC Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Corporation’s election to become a financial holding company became effective on March 13, 2000.

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

The Corporation’s non-bank subsidiaries engaged in securities related activities are regulated by the SEC. The Corporation operates a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

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

Certain of the Corporation’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the UK pursuant to the UK Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain UK investment funds, including Mellon Investment Funds, an open-ended investment company with variable capital advised by UK regulated subsidiaries of the Corporation, are registered with the FSA and are offered for retail sale in the UK.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its bank and other subsidiaries. Its principal sources of funds to make capital contributions or loans to Mellon Funding Corporation, to pay service on its own debt, to honor its guarantee of debt issued by Mellon Funding Corporation or of trust-preferred securities issued by a trust or to pay dividends on its own equity securities, are dividends and interest from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Corporation by its bank subsidiaries without regulatory approval. For a further discussion of restrictions on dividends, see the first three paragraphs of Note 24 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders, which paragraphs are incorporated herein by reference.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

Deposit Insurance

Substantially all of the deposits of the bank subsidiaries of the Corporation are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for well-capitalized and well-managed banks to 27 cents for each $100 of domestically-held deposits for the weakest institutions. The Corporation’s bank subsidiaries currently are not required to pay insurance premiums to the FDIC. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on BIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO current annual assessment on these deposits is approximately 1.44 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

discussed in Note 15 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders, commencing Dec. 31, 2003 the Corporation deconsolidated the statutory business trusts which have issued trust-preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on the Corporation’s consolidated balance sheet. This note is incorporated herein by reference. The Federal Reserve Board has confirmed the continued qualification of trust-preferred securities as Tier I capital notwithstanding the change in accounting treatment. In May 2004 the Federal Reserve Board issued a Notice of Proposed Rulemaking that would impose stricter quantitative limits and qualitative standards for trust-preferred securities and other restricted core capital elements. The Corporation is currently reviewing the impact of the proposal and intends to maintain its capital ratios above the well-capitalized guidelines. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines include capital charges for equity investments in nonfinancial companies. The guidelines require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of Tier I capital. With certain exceptions, including investments grandfathered under the guidelines, the guidelines require that the Corporation and its bank subsidiaries deduct from Tier I capital the appropriate percentage set out below:

Aggregate Carrying Value of Covered Nonfinancial Equity Investments as a percentage of Tier I Capital	Required Deduction From Tier I Capital as a Percentage of the Carrying Value of the Investments
<15%	8%
≥15% but <25%	12%
≥25%	25%

The risk-based capital requirements identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. In addition, the risk-based capital guidelines incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital guidelines require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2004, the Corporation’s Total capital and Tier I capital to risk-adjusted assets ratios were 16.47% and 10.54%, respectively.

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework (“BIS II”). BIS II provides two approaches for setting capital standards for

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation approach” and an “advanced approach” the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. They have indicated that they expect to publish proposed BIS II-related revisions in mid-year 2005 and adopt final revisions in mid-2006, with an effective date for the final revisions in Jan. 2008. The agencies expect that BIS II will apply to only a small number of large internationally active U.S. banking organizations, and the Corporation cannot predict at this time whether the new guidelines will lead to an increase or decrease in its required capital. The Corporation is not required to adopt the new framework, but has formed a working group that is analyzing the potential impact of BIS II on its risk-based capital.

The Federal Reserve Board also requires bank holding companies to comply with minimum Leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage ratio applicable to it. At Dec. 31, 2004, the Corporation’s Leverage ratio was 7.87%.

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

ITEM 1.	BUSINESS (continued)

Supervision and Regulation (continued)

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

At Dec. 31, 2004, all of the Corporation’s bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as the Corporation’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by the Corporation’s subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

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

ITEM 1.	BUSINESS (continued)

Supervisions and Regulation (continued)

Fair Credit Reporting Act restricts information sharing among affiliates and was amended in December 2003 to further restrict affiliate sharing of information for marketing purposes.

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

Competition

The Corporation and its subsidiaries continue to be subject to intense competition in all aspects and areas of their businesses. The Corporation’s Asset Management Group experiences competition from asset management firms; mutual funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms and insurance companies. In its Corporate & Institutional Services Group, the Corporation competes with domestic and foreign banks offering institutional trust and custody products and cash management products, benefit consultants and a wide range of technologically capable service providers, such as data processing, shareholder services and outsourcing firms. As a result of industry consolidation as well as increased competition from the technology services sector and consideration of the level of continued investment required and the extension of the timetable to reach acceptable profitability, the Corporation continues to review the options for Human Resources & Investor Solutions. The Corporation expects that review to be completed prior to the end of the first quarter 2005.

Many of the Corporation’s competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over the Corporation in certain respects.

As part of its business strategy, the Corporation seeks to distinguish itself from its competitors by the level of service delivered to its clients. The Corporation also believes that technological innovation is an important competitive factor and for this reason has made and continues to make substantial investments in this area. Since the events of Sept. 11, 2001, the ability to recover quickly from unexpected events is a competitive factor, and the Corporation has devoted significant resources to this.

Employees

At Dec. 31, 2004, the Corporation and its subsidiaries employed approximately 19,400 persons.

Statistical Disclosure by Bank Holding Companies

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 (together “Guide 3”), require that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis below. Required information is also presented in the Corporation’s 2004 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, and in Net Interest Revenue on page 15, which are incorporated herein by reference.

Rate/Volume Variance Analysis

	Year ended Dec. 31,
	2004 over (under) 2003			2003 over (under) 2002
	Due to change in			Due to change in
(in millions)	Rate	Volume	Net change	Rate	Volume	Net change
Increase (decrease) in interest revenue from interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$9	$5	$14	$(14)	$11	$(3)
Federal funds sold and securities under resale agreements	2	1	3	(3)	3	—
Other money market investments	—	—	—	(1)	1	—
Trading account securities	2	(9)	(7)	5	—	5
Securities:
U.S. Treasury and agency securities (a)	(61)	—	(61)	(61)	93	32
Obligations of states and political subdivisions	1	5	6	—	9	9
Other	(54)	46	(8)	46	(86)	(40)
Loans (includes loan fees)	(2)	(17)	(19)	(40)	(77)	(117)
Funds allocated to discontinued operations	—	—	—	—	(4)	(4)

Total	(103)	31	(72)	(68)	(50)	(118)
Increase (decrease) in interest expense on interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	(1)	14	13	(30)	7	(23)
Savings certificates	—	—	—	(2)	—	(2)
Other time deposits	—	—	—	(3)	(7)	(10)
Deposits in foreign offices	17	12	29	(18)	13	(5)
Federal funds purchased and securities under repurchase agreements	2	(5)	(3)	(10)	(4)	(14)
Other short-term borrowings	15	(25)	(10)	3	(3)	—
Notes and debentures (with original maturities over one year)	15	(1)	14	(8)	2	(6)
Junior subordinated debentures/trust- preferred securities (b)	(4)	1	(3)	(23)	2	(21)

Total	44	(4)	40	(91)	10	(81)

Increase (decrease) in net interest revenue	$(147)	$35	$(112)	$23	$(60)	$(37)

(a)	Includes mortgaged-backed securities of federal agencies.

(b)	Trust-preferred securities were deconsolidated at Dec. 31, 2003, as discussed in Note 15 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders.

Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Percent of international related average assets and liabilities to total consolidated average amounts (a)

	2004	2003	2002	2001
Average total assets	13%	11%	11%	10%
Average total liabilities	19%	16%	13%	10%

(a)	Prior to 2001, the level of foreign activities did not exceed reporting thresholds established by the SEC.

II. Securities Portfolio

A. Carrying values of securities

Information required by this section of Guide 3 is presented in the Corporation’s 2004 Financial Annual Report to Shareholders in Note 6 of Notes to Financial Statements, which note is incorporated herein by reference.

B. Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Corporation’s 2004 Financial Annual Report to Shareholders in Note 6 of Notes to Financial Statements, which note is incorporated herein by reference.

III. Loan Portfolio

A. Types of Loans

Information required by this section of Guide 3 is presented below and on the following page. Further information is included in the Corporate Risk Management section of the Corporation’s 2004 Financial Annual Report to Shareholders on pages 36 through 41, which portions are incorporated herein by reference.

Domestic and international loans and leases at year-end (a)

(in millions)	2004	2003	2002	2001
Domestic loans and leases	$6,555	$7,107	$7,880	$7,915
International loans and leases:
Commercial and industrial	67	199	358	409
Financial institutions	17	28	34	57
Governments and official institutions	6	8	18	16
Other	109	125	148	143

Total international loans and leases	199	360	558	625

Total loans and leases	$6,754	$7,467	$8,438	$8,540

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting thresholds established by the SEC.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2004

(in millions)	Within 1 year (a)	1-5 years	Over 5 years	Total
Domestic loans (b):
Commercial and financial	$1,555	$575	$60	$2,190
Commercial real estate	789	901	226	1,916

Total domestic loans	2,344	1,476	286	4,106
International loans	61	82	56	199

Total loans	$2,405	$1,558	$342	$4,305

(a)	Includes demand loans and loans with no stated maturity.

(b)	Excludes personal loans and lease finance assets.

Note: Maturity distributions are based on remaining contractual maturities.

Sensitivity of loans at Dec. 31, 2004 to changes in interest rates

(in millions)	Domestic operations (a)	International operations	Total
Loans due in one year or less (b)	$2,344	$61	$2,405
Loans due after one year:
Variable rates	1,365	29	1,394
Fixed rates	397	109	506

Total loans	$4,106	$199	$4,305

(a)	Excludes personal loans and lease finance assets.

(b)	Includes demand loans and loans with no stated maturity.

Note: Maturity distributions are based on remaining contractual maturities.

C. Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk Management section of the Corporation’s 2004 Financial Annual Report to Shareholders on pages 36 through 41, which portions are incorporated herein by reference.

IV. Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Provision and Reserve for Credit Exposure section of the Corporation’s 2004 Financial Annual Report to Shareholders on pages 40 and 41, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the Corporation’s reserve for loan losses is presented below as required by Guide 3.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Loan loss reserve

	Dec. 31,
(in millions)	2004	2003	2002	2001	2000
Base reserve:
Commercial and financial	$36	$48	$81	$59	$104
Commercial real estate	9	13	8	9	58
Personal	5	6	6	5	16
Lease finance assets	15	12	5	9	7

Total domestic base reserve	65	79	100	82	185
International	2	9	4	2	4

Total base reserve	67	88	104	84	189
Impairment/judgmental	6	2	2	3	48
Unallocated	25	13	21	9	17

Total loan loss reserve	$98	$103	$127	$96	$254

Reserve for loan losses relating to international operations (a)

(in millions)	2004	2003	2002	2001
Reserve at the beginning of year	$9	$4	$2	$4
Credit losses	(1)	(2)	—	(15)
Recoveries	1	—	—	1
Transfer due to sale	—	—	—	(7)
Provision for loan losses	(7)	7	2	19

Reserve at the end of year	$2	$9	$4	$2

(a)	Prior to 2001, the level of foreign activities did not exceed the reporting thresholds established by the SEC.

Further information on the Corporation’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure for the years 2000-2004 are set forth in the Corporation’s 2004 Financial Annual Report to Shareholders in the Credit Risk section on pages 36 and 37, the Provision and Reserve for Credit Exposure section on pages 40 and 41, in Critical Accounting Policies on pages 56 and 57, in Note 1 of Notes to Financial Statements under Reserve for Loan Losses and Reserve for Unfunded Commitments and in Note 8 of Notes to Financial Statements which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

Ratio of loans to consolidated total loans

	Dec. 31,
	2004	2003	2002	2001	2000
Domestic loans and leases:
Commercial and financial	32%	37%	45%	42%	49%
Commercial real estate	28	29	26	30	21
Personal	30	23	15	13	14
Lease finance assets	7	6	7	8	6

Total domestic loans and leases	97	95	93	93	90
International loans and leases	3	5	7	7	10

Total loans and leases	100%	100%	100%	100%	100%

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Large corporate commercial and financial exposure—by industry sector

Large corporate commercial and financial exposure at Dec. 31, 2004

(dollar amounts in millions)

	Unfunded commitments to extend credit						Commercial and financial loans
	Number of customers (b)	Commitments		Investment grade (c)	Contractual maturities		Loans and leases		Investment grade (c)
Industry sector (a)					<1 year	>1 year
Large corporate commercial and financial:
Insurance	34	$1,217		100%	$334	$883	$25		100%
Financial institutions	21	1,058		100	844	214	114		100
Captive finance companies	11	832		98	552	280	36		18
Electric and gas utilities	40	1,045		100	240	805	53		80
Services	25	629		96	315	314	59		92
Energy	19	582		96	223	359	7		8
Investment management companies	18	550		100	455	95	19		100
Electrical and electronic equipment	10	507		99	68	439	41		91
Cable/media	14	502		94	—	502	62		9
Transportation and
warehousing	6	285		100	136	149	66		0
Other	137	4,410		95	1,534	2,876	408		75

Total commercial and financial - large corporate	335	$11,617		97%	$4,701	$6,916	$890	(d)	68%

Memo:
Credit default swaps		$555	(e)				$66	(e)

(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments and/or $50 million or more in outstanding loans.

(b)	Number of customers represents those customers with available commitments.

(c)	Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans and commitments as a percentage of the related dollar amount of loans and commitments for each industry sector.

(d)	Includes domestic and international commercial and financial loans and lease finance assets to large corporate clients. Other domestic and international commercial and financial loans and lease finance assets totaled $1.955 billion at Dec. 31, 2004.

(e)	Credit exposure has been hedged by purchasing $694 million of credit default swaps in the following industry sectors: electrical and electronic equipment, $100 million; insurance, $85 million; electric and gas utilities, $60 million; cable/media, $35 million; services, $30 million; and all other, $384 million. The $694 million of credit default swaps includes $73 million of swaps related to letters of credit, which are not shown in the table above. Amounts shown in the industry sector details have not been reduced by the amounts of credit default swaps.

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

V. Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2004

(in millions)	Within 3 months	4-6 months	7-12 months	Over 1 year	Total
Time certificates of deposit in denominations of $100,000 or greater	$247	$24	$56	$121	$448
Time certificates of deposit in denominations of less than $100,000	29	14	14	40	97

Total time certificates of deposit	276	38	70	161	545

Other time deposits in denominations of $100,000 or greater	1,371	—	—	—	1,371
Other time deposits in denominations of less than $100,000	—	—	—	—	—

Total other time deposits	1,371	—	—	—	1,371

Total domestic time deposits	$1,647	$38	$70	$161	$1,916

The majority of deposits in foreign offices of approximately $6.1 billion at Dec. 31, 2004 were in amounts in excess of $100,000, and were primarily overnight foreign demand deposits. Additional information required by this section of Guide 3 is set forth in the Corporation’s 2004 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, which pages are incorporated herein by reference.

VI. Return on Equity and Assets

Return on equity and assets

	Year ended Dec. 31,
	2004	2003	2002
(1)Return on assets (a):
Net income	2.34%	2.07%	2.03%
Income from continuing operations (b)	2.36	2.04	2.04
(2) Return on common shareholders’ equity (a):
Net income	20.78	19.90	20.34
Income from continuing operations	20.88	19.38	19.96
(3) Dividend payout ratio of common stock, based on diluted net income per share	37.23	34.97	31.21
(4) Equity to assets, based on common shareholders’ equity (a)	11.27	10.40	9.96

(a)	Computed on a daily average basis. Returns for 2003 are before the cumulative effect of a change in accounting principle.

(b)	Calculated excluding both the results and assets of the fixed income trading business and Australian businesses even though the prior period balance sheet was not restated for discontinued operations.

VII. Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

ITEM 1.	BUSINESS (continued)

Statistical Disclosure by Bank Holding Companies (continued)

Federal funds purchased and securities sold under agreements to repurchase

(dollar amounts in millions)	2004	2003
Maximum month-end balance	$1,583	$3,037
Average daily balance	$1,266	$1,716
Average rate during the year	1.03%	0.95%
Balance at Dec. 31	$704	$754
Average rate at Dec. 31	1.97%	0.94%

ITEM 2.	PROPERTIES

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

Pittsburgh properties

In 1983, the Corporation entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. In 2004, the Corporation executed a new lease that expires in November 2028. At Dec. 31, 2004, the Corporation subleased approximately 15% of this building’s approximately 1,525,000 square feet of rentable space to third parties.

In 1984, the Corporation entered into a sale/leaseback arrangement pursuant to which the Corporation leases the eleven-story office building in Pittsburgh, Pennsylvania known as the Union Trust Building, or Two Mellon Center, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May 2006. At Dec. 31, 2004, the Corporation subleased approximately 15% of this building’s approximately 595,000 square feet of rentable space to third parties.

The Corporation owns the 41-story office building in Pittsburgh, Pennsylvania known as Three Mellon Center or 525 William Penn Place. At Dec. 31, 2004, the Corporation leased approximately 30% of this building’s approximately 943,000 square feet of rentable space to outside tenants.

The Corporation owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. At Dec. 31, 2004, the Corporation did not lease any of this building’s approximately 667,000 square feet of rentable space to outside tenants.

The Pittsburgh properties are utilized by each of the Corporation’s six core business sectors.

Philadelphia properties

The Corporation leases a seven-story office building in Philadelphia, Pennsylvania known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2004, the Corporation subleased approximately 70% of this building’s approximately 807,000 square feet of rentable space to third parties.

The Corporation leases approximately 231,000 square feet of rentable space in a 53-story office building known as Mellon Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September 2015. At Dec. 31, 2004, the Corporation subleased approximately 25% of this space to third parties.

The Philadelphia properties are utilized by each of the Corporation’s six core business sectors other than Institutional Asset Management and Mutual Funds.

ITEM 2.	PROPERTIES (continued)

Boston properties

The Corporation leases approximately 362,000 square feet of rentable space in a 41-story office building known as Mellon Financial Center in Boston, Massachusetts. The current term of this lease is scheduled to expire in December 2013. At Dec. 31, 2004, the Corporation did not sublease any of this space to third parties.

The Corporation leases a three-story office building located in Everett, Massachusetts. The term of this lease is scheduled to expire in April 2019. At Dec. 31, 2004, the Corporation did not sublease any of this building’s approximately 376,000 square feet of rentable space to third parties.

The Boston properties are utilized by each of the Corporation’s six core business sectors other than Mutual Funds.

New York properties

The Corporation leases approximately 412,000 square feet of rentable space in a 58-story office building located at 200 Park Avenue in New York City pursuant to two leases. The term of the lease covering approximately 95% of this space is scheduled to expire in March 2019 and the term of the lease covering approximately 5% of this space is scheduled to expire in March 2005. At Dec. 31, 2004, the Corporation subleased approximately 5% of this space to a third party.

The Corporation leases approximately 95,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The term of this lease is scheduled to expire in March 2014. At Dec. 31, 2004, the Corporation did not sublease any of this space to third parties. The Corporation also occupies approximately 74,000 square feet of rentable space at EAB Plaza pursuant to another lease. This lease is scheduled to expire, and the Corporation will surrender this space, in 2005 at such time as the Corporation has completed improvement work in, and consolidated its operations into, the 95,000 square foot premises covered by the lease expiring in 2014.

The New York properties are utilized by each of the Corporation’s six core business sectors.

New Jersey properties

The Corporation leases an aggregate of approximately 288,000 square feet of rentable space in three buildings in Ridgefield Park, New Jersey located at 65 Challenger Road, 85 Challenger Road and 105 Challenger Road. The current terms of these three leases are scheduled to expire in January 2006, October 2005 and February 2006, respectively. At Dec. 31, 2004, the Corporation did not sublease any of this space to third parties.

The Corporation leases an aggregate of approximately 194,000 square feet of rentable space in two buildings in Ft. Lee, New Jersey located at 2100 North Central Road and One Bridge Plaza. The current terms of these leases are scheduled to expire in January 2012 and January 2006, respectively. At Dec. 31, 2004, the Corporation did not sublease any of this space to third parties.

The Corporation leases approximately 124,000 square feet of rentable space at 500 Plaza Drive, Secaucus, New Jersey. The current term of this lease is scheduled to expire in July 2011. At Dec. 31, 2004, the Corporation did not sublease any of this space to third parties.

The New Jersey properties are utilized by the Corporation’s Human Resources & Investor Solutions business sector.

ITEM 2.	PROPERTIES (continued)

London headquarters property

The Corporation leases approximately 234,000 square feet of rentable space in a 6-story office building known as Mellon Financial Centre in London, England. The term of this lease is scheduled to expire in September 2023. At Dec. 31, 2004, the Corporation did not sublease any of this space to third parties. This property is utilized by the Corporation’s six core business sectors other than Mutual Funds and Private Wealth Management.

Other properties

The Corporation also owns and leases additional space for its operations at locations both within and outside the United States. See “Description of Business” on page 3 for information as to where certain of the Corporation’s operations are conducted.

For additional information on the Corporation’s premises and equipment, see Note 9 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

Various legal actions and proceedings are pending or are threatened against the Corporation and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Corporation’s businesses and operations and include suits relating to its lending, collections, servicing, investment, mutual fund, advisory, trust, custody, benefits consulting, shareholder services, cash management and other activities and operations. Because of the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Corporation’s financial condition, results of operations and cash flows, although there could be a material effect on results of operations for a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in the Corporation’s 2004 Financial Annual Report to Shareholders in Capital on pages 33 and 34, Liquidity and Dividends on pages 43 and 44, in Fourth Quarter 2004 Review on page 51, in Selected Quarterly Data on pages 52 through 54, in Note 24 of Notes to Financial Statements on page 100 and in Corporate Information on the inside back cover of the Report, which portions are incorporated herein by reference.

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

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

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

The information required by this Item is set forth in the Corporation’s 2004 Financial Annual Report to Shareholders in the Financial Summary table on page 2, in the Summary of Financial Results on pages 5 through 7, in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, in Note 1 of Notes to Financial Statements on pages 68 through 75, in Note 2 of Notes to Financial Statements on page 75 and in Note 4 of Notes to Financial Statements on pages 76 and 77, which portions are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the Corporation’s 2004 Financial Annual Report to Shareholders in the Financial Review on pages 3 through 62 and in Note 24 of Notes to Financial Statements on page 100, which portions are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the Corporation’s 2004 Financial Annual Report to Shareholders in the Interest Rate Sensitivity Analysis on pages 44 through 46, in Trading Activities on pages 46 and 47, in Note 1 of Notes to Financial Statements under “Derivative instruments used for risk management purposes” and “Derivative instruments used for trading activities” on pages 72 through 74 and in Note 26 and Note 27 of Notes to Financial Statements on pages 101 through 106, which portions are incorporated herein by reference.

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

See pages 61 and 62 of the Corporation’s 2004 Financial Annual Report to Shareholders for the Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which is incorporated herein by reference.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended Dec. 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Corporation’s proxy statement for its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) in the Election of Directors-Biographical Summaries of Nominees and Directors section, in the Corporate Governance Matters section, in the Executive Compensation—Employment Agreements with Named Executive Officers section and in the Section 16(a) Beneficial Ownership Reporting Compliance section, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

The Corporation has adopted a Code of Ethics for Senior Financial Officers which is applicable to the Chief Executive Officer, Senior Vice Chairman, Chief Financial Officer and Controller. It is available on the Corporation’s website or from the Secretary of the Corporation as described in “Available Information” on page 1 of this Report, which is incorporated in this Item 10 by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of the Corporation as of February 1, 2005, together with the offices held by each such person during the last five years, are listed below and on the following page. Messrs. McGuinn, Elliott, Canter, Lamere and O’Hanley have executed employment contracts with the Corporation. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

	Age	Position	Year Elected
Martin G. McGuinn	62	Chairman and Chief Executive Officer, Mellon Financial Corporation and Chairman, President and Chief Executive Officer, Mellon Bank, N.A.	1999 (1)

Steven G. Elliott	58	Senior Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (2)

James D. Aramanda	53	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2003 (3)

Stephen E. Canter	59	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (4)

John T. Chesko	55	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2004 (5)

John L. Klinck, Jr.	41	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2004 (6)

David F. Lamere	44	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (7)

Ronald P. O’Hanley	47	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (8)

James P. Palermo	49	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2002 (9)

Allan P. Woods	58	Vice Chairman and Chief Information Officer, Mellon Financial Corporation and Mellon Bank, N.A.	1999

Michael A. Bryson	58	Chief Financial Officer, Mellon Financial Corporation and Executive Vice President and Chief Financial Officer, Mellon Bank, N.A.	2001 (10)

Timothy P. Robison	52	Chief Risk and Compliance Officer, Mellon Financial Corporation and Executive Vice President and Chief Risk and Compliance Officer and Manager, Risk Management Department, Mellon Bank, N.A.	2004 (11)

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

	Age	Position	Year Elected

Michael K. Hughey	53	Senior Vice President and Controller, Mellon Financial Corporation and Mellon Bank, N.A.	2004 (12)

Leo Y. Au	55	Treasurer, Mellon Financial Corporation and Senior Vice President, and Manager, Corporate Treasury Group, Mellon Bank, N.A.	2002 (13)

(1)	In June 2001, Mr. McGuinn was appointed President of Mellon Bank, N.A.

(2)	From 1999 through 2001, Mr. Elliott served as Senior Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(3)	From 1994 to 2001, Mr. Aramanda was Senior Vice President and Manager of Mellon Investor Services. From 2001 to 2003, he was Executive Vice President and Chief Executive Officer, Mellon Investor Services.

(4)	From 1999 to 2001, Mr. Canter was President and Chief Operating Officer of The Dreyfus Corporation. In 2001, Mr. Canter became Chairman and Chief Executive Officer of The Dreyfus Corporation.

(5)	From 1997 through 2002, Mr. Chesko was Vice Chairman and Chief Risk Officer of Mellon Financial Corporation and Mellon Bank, N.A. From 2002 to 2004, Mr. Chesko was Vice Chairman and Chief Compliance Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(6)	From 1999 to 2001 Mr. Klinck was Senior Vice President of Mellon Bank, N.A. and Manager of Corporate Strategy and Development. From 2001 to 2004, Mr. Klinck was Executive Vice President of Mellon Bank, N.A. and Chairman of Mellon Europe.

(7)	From 1998 to 2001, Mr. Lamere was an Executive Vice President of Mellon Bank, N.A.

(8)	From 1997 to 2001, Mr. O’Hanley was a Senior Vice President of Mellon Bank, N.A.

(9)	From 1998 to 2002, Mr. Palermo served as Executive Vice President and Manager, Global Securities Services, Mellon Bank, N.A.

(10)	From 1998 to 2002, Mr. Bryson served as Treasurer of Mellon Financial Corporation.

(11)	From 1991 to 2001, Mr. Robison was Senior Vice President of Financial Planning and Management Accounting of Mellon Bank, N.A. From 2001 to 2002, Mr. Robison was Corporate Chief Auditor of Mellon Financial Corporation and Senior Vice President and Corporate Chief Auditor of Mellon Bank, N.A. From 2002 to 2004, Mr. Robison was Chief Risk Officer of Mellon Financial Corporation. Mr. Robison has been an Executive Vice President of Mellon Bank, N.A. since 2002.

(12)	Mr. Hughey also served as Director of Taxes for Mellon Bank, N.A. from 1985 to 2004.

(13)	From 1995 to 2001, Mr. Au served as President and Chief Executive Officer of Mellon Financial Markets, LLC. In 2001, Mr. Au became Senior Vice President, and Manager, Corporate Treasury Group of Mellon Bank, N.A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the 2005 Proxy Statement in the Directors’ Compensation section and in the Executive Compensation section, and is incorporated herein by reference. The Performance Graph and the Compensation Committee Report are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For a narrative description of each of the equity compensation plans included in the following table, see Note 23 of Notes to Financial Statements in the Corporation’s 2004 Financial Annual Report to Shareholders. Equity compensation plans described in Note 23 that have not received shareholder approval are the Corporation’s ShareSuccess Plan, Stock Option Plan for the Mellon Financial Group West Coast Board of Directors, and the Stock Option Plan for Affiliate Boards of Directors. Additional annual broad-based grants under the ShareSuccess Plan are not anticipated.

Equity compensation plans at Dec. 31, 2004

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (b)
Equity compensation plans:
Approved by shareholders	32,950,735		$30.89	27,670,225	(c)
Not approved by shareholders	6,093,573	(a)	$37.31	3,077,507	(d)

Total	39,044,308	(e)	$31.89	30,747,732

(a)	Includes 5,988,790 shares that may be issued under the ShareSuccess Plan, a broad-based employee stock option plan, at an average exercise price of $37.35 per share.

(b)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

(c)	Includes 7,907,411 shares of common stock that may be issued under the Employee Stock Purchase Plan and 4,213,926 shares that may be issued as restricted stock, deferred share awards, stock covered by performance units or as other stock-based awards under the Corporation’s Long-Term Profit Incentive Plan.

(d)	Includes 3,010,680 shares that may be issued under the ShareSuccess Plan. No shares are included for future issuance under the Stock Option Plan for the Mellon Financial Group West Coast Board of Directors (the “West Coast Plan”).

(e)	The weighted average term to expiration of stock options is 6.73 years.

Additional information required by this Item is included in the 2005 Proxy Statement in the Beneficial Ownership of Stock section and in the Corporation’s 2004 Financial Annual Report to Shareholders in Note 23 of Notes to Financial Statements under the captions “Stock Option Plan for Outside Directors,” and “Broad-Based Employee Stock Options” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the 2005 Proxy Statement in the Business Relationships and Related Transactions section, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the 2005 Proxy Statement in the Ratification of Independent Public Accountants section and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Corporation’s 2004 Financial Annual Report to Shareholders.

Page No.
(1) Financial Statements

Consolidated Income Statement	63 and 64
Consolidated Balance Sheet	65
Consolidated Statement of Cash Flows	66
Consolidated Statement of Changes in Shareholders’ Equity	67
Notes to Financial Statements	68 through 111
Report of Independent Registered Public Accounting Firm	112

(2) Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(3) Other Financial Data and Exhibits

Fourth Quarter 2004 Review	51
Selected Quarterly Data	52 through 54

The exhibits listed on the Index to Exhibits on pages 28 through 34 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mellon Financial Corporation

By:	/s/ Martin G. McGuinn
Martin G. McGuinn Chairman and Chief Executive Officer

DATED: February 25, 2005

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
Michael K. Hughey Senior Vice President and Controller

Ruth E. Bruch; Paul L. Cejas;

Jared L. Cohon; Steven G. Elliott;

Ira J. Gumberg; Edmund F. Kelly;

Edward J. McAniff; Robert Mehrabian;

Seward Prosser Mellon; Mark A. Nordenberg;

James F. Orr III; David S. Shapira;

William E. Strickland Jr.; John P. Surma;

and Wesley W. von Schack

Directors

By:	/s/ Carl Krasik	DATED: February 25, 2005
Carl Krasik Attorney-in-fact

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Instruments defining the rights of securities holders.	See Exhibits 3.1 and 3.2 above.

4.2	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

4.3	Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and JPMorgan Chase Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.5(a)	Amended and Restated Trust Agreement, dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.5(b)	Amended and Restated Trust Agreement, dated as of Dec. 20, 1996, of Mellon Capital II, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

4.6(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.6(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.7(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.7(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

10.1	Lease dated as of Feb. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1992, and incorporated herein by reference.

10.2	First Amendment to Lease Agreement dated as of Nov. 1, 1983, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A.	Previously filed as Exhibit 10.1 to Registration Statement on Form S-15 (Registration No. 2-88266) and incorporated herein by reference.

10.3	Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc., as of July 16, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.4	Omnibus Side Letter dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.5	Amended and Restated Non-Compete Subsections dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.6*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.

10.7*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), effective April 20, 2004.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2004, and incorporated herein by reference.

10.8*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.9*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.

10.10*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.	Previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-109103) dated Sept. 26, 2003, and incorporated herein by reference.

10.11*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.

10.12*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.13*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.14*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.15*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2004.	Previously filed as Exhibit 10.15 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003, and incorporated herein by reference.

10.16*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2004.	Previously filed as Exhibit 10.16 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003, and incorporated herein by reference.

10.17*	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.17 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.18*	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.18 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.19*	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.20*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Executive Management Group.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.21*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Previously filed as Exhibit 10.20 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.22**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.23*	Form of Mellon Financial Corporation, Long- Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2004, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

**	Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. No executive officers or directors of the Corporation are permitted to participate in this plan.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.24*	Confidentiality and Non-Solicitation Agreement made as of October 15, 2004, between Mellon Financial Corporation and John L. Klinck, Jr.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Oct. 19, 2004, and incorporated herein by reference.

10.25*	Letter dated Nov. 22, 2004 from Lisa B. Peters, EVP, Director of Human Resources of the registrant, to James P. Palermo.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Nov. 22, 2004, and incorporated herein by reference.

10.26*	Letter dated Dec. 1, 2004, from Lisa B. Peters, EVP, Director of Human Resources of the registrant, to James P. Palermo.	Filed herewith.

10.27*	Form of Performance Accelerated Restricted Stock Agreement - Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.28*	Form of Performance Accelerated Restricted Stock Agreement - Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.29*	Form of Performance Accelerated Restricted Stock Agreement - Asset Management Performance Goals.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.30*	Form of Performance Accelerated Restricted Stock Agreement - Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.31*	Form of Performance Accelerated Restricted Stock Agreement - Mellon Private Wealth Management Performance Goals.	Previously filed as Exhibit 99.5 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.32*	Form of Performance Accelerated Restricted Stock Agreement - Dreyfus Performance Goals.	Previously filed as Exhibit 99.6 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.33*	Form of Deferred Share Award Agreement (Performance Accelerated Restricted Stock) - Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.34*	Form of Type I Stock Option Agreement.	Previously filed as Exhibit 99.8 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.35*	Form of Option Agreement for Directors.	Filed herewith.

11.1	Computation of Basic and Diluted Net Income Per Common Share.	Filed herewith as part of Exhibit 13.1 listed below.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

13.1	All portions of the Mellon Financial Corporation 2004 Financial Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary Subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

*	Management contract or compensatory plan arrangement.

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

99.1	Lease dated as of Dec. 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Filed herewith.

99.2	Mellon Bank Executive Life Insurance Plan (2005).	Filed herewith.

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