Form 10-Q
period 2005-03-31
MELLON FINANCIAL CORP
filed 2005-05-05
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes  ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2005

Common Stock, $.50 par value	423,202,795

MELLON FINANCIAL CORPORATION

FIRST QUARTER 2005 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement	2
Consolidated Balance Sheet	3
Consolidated Statement of Cash Flows	4
Consolidated Statement of Changes in Shareholders’ Equity	5

Notes to Financial Statements	6

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	47

Cautionary Statement	48

Part II - Other Information

Item 1. Legal Proceedings.	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 6. Exhibits.	50

Signature	51

Corporate Information	52

Index to Exhibits	53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended
(in millions)		March 31, 2005	Dec. 31, 2004	March 31, 2004
Noninterest	Investment management	$424	$450	$402
revenue	Institutional trust and custody	167	156	147
	Payment solutions & investor services	136	140	147
	Foreign exchange trading	54	41	57
	Financing-related	32	40	35
	Equity investment	219	29	98
	Other	29	36	26

	Total fee and other revenue	1,061	892	912
	Gains on sales of securities	—	—	—

	Total noninterest revenue	1,061	892	912

Net interest	Interest revenue	249	234	203
revenue	Interest expense	132	118	87

	Net interest revenue	117	116	116
	Provision for credit losses	(1)	(4)	(7)

	Net interest revenue after provision for credit losses	118	120	123

Operating	Staff	421	434	388
expense	Professional, legal and other purchased services	98	108	90
	Net occupancy	59	43	56
	Equipment	41	42	44
	Business development	21	23	21
	Communications	25	21	22
	Amortization of intangible assets	6	6	4
	Other	42	48	45

	Total operating expense	713	725	670

Income	Income from continuing operations before income taxes	466	287	365
	Provision for income taxes	161	88	118

	Income from continuing operations	305	199	247
	Discontinued operations:
	Loss from operations (net of tax credit of $13, $8 and $1)	(51)	(9)	(3)
	Net gain on disposals (net of tax expense of $-, $1 and $1)	1	2	1

	Loss from discontinued operations (net of tax credit of $13, $7 and $-)	(50)	(7)	(2)

	Net income	$255	$192	$245

Earnings per	Basic:
share (a)	Continuing operations	$.73	$.47	$.59
	Discontinued operations	(.12)	(.01)	(.01)

	Net income	$.61	$.46	$.58

	Diluted:
	Continuing operations	$.72	$.47	$.58
	Discontinued operations	(.12)	(.01)	(.01)

	Net income	$.60	$.46	$.57

Shares	Basic average shares outstanding	419,662	418,636	421,668
outstanding	Common stock equivalents	3,475	4,195	5,435

	Diluted average shares outstanding	423,137	422,831	427,103
(a)	Calculated based on unrounded numbers.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		March 31, 2005	Dec. 31, 2004	March 31, 2004
Assets	Cash and due from banks	$2,803	$2,775	$2,685
	Interest-bearing deposits with banks	2,889	2,709	1,785
	Federal funds sold and securities under resale agreements	1,019	1,850	922
	Other money market investments	113	114	202
	Trading account securities	322	262	247
	Securities available for sale	14,200	13,376	11,647
	Investment securities (approximate fair value of $205, $217 and $282)	200	211	273
	Loans, net of unearned discount of $27, $28 and $28	7,078	6,754	7,398
	Reserve for loan losses	(87)	(98)	(94)

	Net loans	6,991	6,656	7,304
	Premises and equipment	598	688	677
	Goodwill	2,160	2,321	2,202
	Other intangibles	153	145	96
	Assets of discontinued operations	518	40	—
	Other assets	5,466	5,968	5,858

	Total assets	$37,432	$37,115	$33,898

Liabilities	Noninterest-bearing deposits in domestic offices	$7,378	$7,371	$7,417
	Interest-bearing deposits in domestic offices	10,348	10,170	8,092
	Interest-bearing deposits in foreign offices	6,262	6,050	4,797

	Total deposits	23,988	23,591	20,306
	Federal funds purchased and securities under repurchase agreements	843	704	902
	Term federal funds purchased and U.S. Treasury tax and loan demand notes	83	52	289
	Commercial paper	5	6	6
	Other funds borrowed	242	153	148
	Reserve for unfunded commitments	77	67	77
	Other liabilities	2,573	2,801	2,875
	Notes and debentures (with original maturities over one year)	4,276	4,567	4,355
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,049	1,057	1,074
	Liabilities of discontinued operations	93	15	—

	Total liabilities	33,229	33,013	30,032

Shareholders’ equity	Common stock - $.50 par value Authorized - 800,000,000 shares, Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,926	1,931	1,910
	Retained earnings	6,574	6,397	6,095
	Accumulated unrealized gain (loss), net of tax	(18)	49	106
	Treasury stock of 165,459,125; 165,308,079 and 164,171,087 shares at cost	(4,573)	(4,569)	(4,539)

	Total shareholders’ equity	4,203	4,102	3,866

	Total liabilities and shareholders’ equity	$37,432	$37,115	$33,898

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended March 31,
(in millions)		2005	2004
Cash flows from	Net income	$255	$245
operating activities	Income (loss) from discontinued operations	(50)	(2)
	Income from continuing operations	305	247
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and other amortization	36	34
	Deferred income tax benefit	(3)	(9)
	Provision for credit losses	(1)	(7)
	Gain on sale of investment in Shinsei Bank	(197)	(93)
	Pension expense (credit)	5	(1)
	Net (increase) decrease in trading account securities	(60)	19
	Net change in accruals and other	5	(104)
	Net cash provided by continuing operations	90	86
Cash flows from	Net (increase) decrease in term deposits and other money market investments	(179)	1,004
investing activities	Net (increase) decrease in federal funds sold and securities under resale agreements	831	(219)
	Purchases of securities available for sale	(2,267)	(1,762)
	Proceeds from sales of securities available for sale	501	424
	Proceeds from maturities of securities available for sale	914	738
	Proceeds from maturities of investment securities	11	24
	Proceeds from the sale of investment in Shinsei Bank	244	120
	Net principal repayments (advances) of loans to customers	(306)	66
	Proceeds from the sales and securitizations of loans	19	3
	Purchases of premises and equipment/capitalized software	(17)	(47)
	Net cash disbursed in acquisitions	(72)	(1)
	Net decrease from other investing activities	(29)	(43)
	Net cash (used in) provided by investing activities	(350)	307
Cash flows from	Net increase (decrease) in deposits	416	(474)
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	139	148
	Net increase in other funds borrowed	120	117
	Net decrease in commercial paper	(1)	(4)
	Repayments of longer-term debt	(218)	(200)
	Net proceeds from issuance of longer-term debt	—	298
	Dividends paid on common stock	(76)	(68)
	Proceeds from issuance of common stock	11	12
	Repurchase of common stock	(55)	(152)
	Net cash provided by (used in) financing activities	336	(323)
	Effect of foreign currency exchange rates	(25)	7
	Net cash (used in) provided by discontinued operations	(23)	6
Change in cash and	Net increase in cash and due from banks	28	83
due from banks	Cash and due from banks at beginning of period	2,775	2,602
	Cash and due from banks at end of period	$2,803	$2,685
Supplemental	Interest paid	$147	$84
disclosures	Income taxes paid (a)	(25)	(14)
	Income taxes refunded (a)	1	—
(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2004	$294	$1,931	$6,397	$49	$(4,569)	$4,102
Comprehensive results:
Net income	—	—	255	—	—	255
Other comprehensive results, net of tax	—	—	—	(67)	—	(67)
Total comprehensive results	—	—	255	(67)	—	188
Dividends on common stock at $0.18 per share	—	—	(76)	—	—	(76)
Repurchase of common stock	—	—	—	—	(55)	(55)
Stock awards and options exercised	—	(5)	(2)	—	37	30
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	8	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	4	4
Balance at March 31, 2005	$294	$1,926	$6,574	$(18)	$(4,573)	$4,203

Mellon Financial Corporation (and its subsidiaries)
Quarter ended March 31, 2004 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2003	$294	$1,901	$5,934	$26	$(4,453)	$3,702
Comprehensive results:
Net income	—	—	245	—	—	245
Other comprehensive results, net of tax	—	—	—	80	—	80
Total comprehensive results	—	—	245	80	—	325
Dividends on common stock at $0.16 per share	—	—	(68)	—	—	(68)
Repurchase of common stock	—	—	—	—	(152)	(152)
Stock awards and options exercised	—	9	(16)	—	51	44
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	8	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	2	2
Balance at March 31, 2004	$294	$1,910	$6,095	$106	$(4,539)	$3,866

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of Mellon are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with Mellon’s 2004 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

For details of guarantees, see “Other guarantees and indemnities” in the table on page 37, and the paragraphs under the subheading “Other guarantees and indemnities” pages 38 and 39. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Pro forma cost of stock options

Effective Jan. 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the first quarter of 2005, options totaling 573,020 shares were granted with a weighted-average fair value of $5.82 per share. Stock option expense was determined by using the Black-Scholes option pricing model and totaled $4 million after-tax in the first quarter of 2005, $3 million after-tax in the first quarter of 2004 and $3 million after-tax in the fourth quarter of 2004.

As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to all awards in each period. Awards under our plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards granted in prior periods.

Pro forma income from continuing operations

	Quarter ended
(in millions, except per share amounts)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Income as reported	$305	$199	$247
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (a)	8	9	8
Deduct: Total stock-based employee compensation expense, using retroactive method, determined under fair value based method for all awards, net of tax (a)	(12)	(14)	(13)
Pro forma income	$301	$194	$242
Earnings per share:
Basic - as reported	$.73	$.47	$.59
Basic - pro forma	$.72	$.46	$.57
Diluted - as reported	$.72	$.47	$.58
Diluted - pro forma	$.71	$.46	$.57
(a)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $4 million for the first quarter of 2005, $6 million for the fourth quarter of 2004, and $5 million for the first quarter of 2004.

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of Mellon’s stock options. The fair value of each stock option was estimated on the date of the grant using the following weighted-average assumptions:

	March 31, 2005	Dec. 31, 2004	March 31, 2004
Expected dividend yields	2.5%	2.3%	1.9%
Risk-free interest rates	3.8%	3.8%	3.3%
Expected volatility	21%	22%	26%
Expected lives of options	5.5 yrs.	5.5 yrs.	5.5 yrs.

6    Mellon Financial Corporation

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

Net periodic benefit cost (a)

	Quarter ended
	March 31, 2005		Dec. 31, 2004		March 31, 2004
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$15	$—	$14	$—	$14	$—
Interest cost	22	1	20	1	20	1
Expected return on plan assets	(41)	—	(40)	—	(40)	—
Amortization of transition asset	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—
Recognized net actuarial loss	12	—	8	—	8	—
Net periodic benefit cost	$9	$2	$3	$2	$3	$2
(a)	Includes discontinued operations expense. Pension benefits expense includes discontinued operations expense of $4 million for the first quarter of 2005, $3 million for the fourth quarter of 2004 and $4 million for the first quarter of 2004.

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $12 million in the remainder of 2005. Cash contributions in the first quarter of 2005 totaled $14 million.

Note 2—Contingent and deferred consideration related to acquisitions

Mellon completed the acquisition of DPM during the first quarter of 2005 for a total cost of $52 million, paid in cash. Goodwill and intangibles related to this acquisition totaled $47 million. This acquisition added $30 billion to assets under administration and custody. Additional cash consideration for prior acquisitions of $20 million was paid in the first quarter in 2005.

We record contingent purchase payments when amounts are determinable and become issuable. Amounts generally become determinable and issuable when an acquisition reaches a certain level of performance. At March 31, 2005, we are potentially obligated to pay contingent additional consideration of a maximum possible amount of approximately $325 million for all acquisitions, over the next five years, assuming that all performance criteria are met. None of the potential contingent additional consideration was recorded as goodwill at March 31, 2005. In addition, we are obligated to pay deferred consideration in equal annual installments of $12.5 million for a total of $50 million, for the Standish Mellon acquisition, which has a remaining obligation of $25 million. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

Mellon owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have attempted to exercise certain “put” rights, which obligate our subsidiary to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and administration, among other things. The minority interest owners and Mellon disagree on the computation of the purchase price. This dispute is in binding arbitration. We offered $4 million for the remaining 30% of the company and the minority interest owners made an initial request of $42 million, based upon exchange rates in effect at the time.

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—Discontinued operations

In the first quarter of 2005, Mellon incurred a net loss of $50 million from discontinued operations, comprised of the following results:

•	In the first quarter of 2005, we adopted discontinued operations accounting for the HR consulting practices, benefits administration and business process outsourcing businesses included in the former Human Resources & Investor Solutions sector. After a thorough review, it was determined that the investments required to compete successfully in those businesses could be better utilized by building on the strong positions of our other core businesses. On March 16, 2005, we announced the signing of a definitive agreement to sell these businesses to Affiliated Computer Services, Inc. (ACS). The sale is expected to close by the end of the second quarter of 2005. This transaction would result in a pre-tax gain, before other expenses and asset writedowns. However, due to tax expense resulting from a lower tax basis related to the nondeductible goodwill included in this transaction, goodwill impairment and other expenses of approximately $40 million after-tax were recorded in the first quarter of 2005. Additional costs or asset writedowns are expected to be recorded in the second quarter of 2005 and thereafter. The total after-tax loss, including other expenses and asset writedowns, resulting from this transaction is currently expected to be in a range of approximately $75 to $85 million.

•	In the fourth quarter of 2004, we adopted discontinued operations accounting for certain businesses in Australia. We sold our business providing comprehensive multi-manager defined contribution services to the intermediary market in the fourth quarter of 2004, as it was deemed that this business had insufficient scale to compete in the marketplace. In addition, in March 2005, we reached an agreement to sell our Australian consulting and administration businesses to Mercer Human Resource Consulting. This transaction closed in the second quarter of 2005. An after-tax loss of $2 million for goodwill and intangible impairment and other expenses was recorded in the first quarter of 2005. These businesses were formerly included primarily in the Institutional Asset Management sector.

•	Also reflected in discontinued operations in the first quarter of 2005 is an after-tax loss of $9 million resulting from the ongoing operation of the HR businesses that will be sold to ACS and the Australian consulting and administration businesses, as well as a $1 million gain on disposal from residual activity from the lines of business servicing retail consumer and small business/middle market customers that were exited in 2001 and 2002. Excluding the goodwill and intangible impairment and other expenses discussed above, in the first quarter of 2005: the HR businesses generated $154 million of revenue and $165 million of operating expenses, for a pre-tax loss of $11 million; the Australian businesses generated $5 million of revenue and $7 million of operating expenses, for a pre-tax loss of $2 million; and the residual activity accounted for a gain on disposals of $1 million resulting from the favorable resolution of estimates made at the time of disposition.

In accordance with GAAP, the results of the businesses discussed above are reflected as discontinued operations in all income statements presented. Because the lines of business included in discontinued operations are discrete lines of business providing services no longer provided by Mellon’s continuing lines of business, the disposition of these businesses has no material impact on continuing operations going forward.

All information in these Financial Statements and Notes reflects continuing operations unless otherwise noted.

8    Mellon Financial Corporation

Discontinued operations assets and liabilities (a)

(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Goodwill and intangibles	$187	$13	$—
Premises and equipment	77	1	—
Other assets	254	26	—
Total assets	$518	$40	$—
Other funds borrowed	$1	$1	$—
Other liabilities	92	14	—
Total liabilities	$93	$15	$—
(a)	Revenue from discontinued operations totaled $159 million, $178 million and $174 million, including $154 million, $167 million and $166 million for the HR businesses.

Note 4—Securities

Securities

	March 31, 2005				Dec. 31, 2004
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$372	$—	$—	$372	$371	$—	$—	$371
Other U.S. agency	1,430	—	28	1,402	1,335	1	15	1,321
Obligations of states and political subdivisions	785	11	3	793	743	16	2	757
Mortgage-backed securities:
Federal agencies	8,162	16	86	8,092	8,437	41	61	8,417
Other	3,532	2	28	3,506	2,486	1	14	2,473
Total mortgage-backed securities	11,694	18	114	11,598	10,923	42	75	10,890
Other	35	—	—	35	37	—	—	37
Total securities available for sale	$14,316	$29	$145	$14,200	$13,409	$59	$92	$13,376
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$150	$5	$—	$155	$162	$6	$—	$168
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	151	5	—	156	163	6	—	169
Stock of Federal Reserve Bank	48	—	—	48	47	—	—	47
Other securities	1	—	—	1	1	—	—	1
Total investment securities	$200	$5	$—	$205	$211	$6	$—	$217

Note: There were no gross realized gains or losses on sales of securities available for sale in the first quarter of 2005. Gross realized gains were $9 million and gross realized losses were $1 million on sales of securities available for sale in the full-year 2004. At March 31, 2005 and Dec. 31, 2004, securities issued by the U.S. government and its agencies and U.S. government sponsored agencies exceeded 10% of shareholders’ equity. Also, at March 31, 2005 and Dec. 31, 2004, securities issued by MASTR Adjustment Rate Mortgages Trust (included in other mortgage-backed securities) exceeded 10% of shareholders’ equity, with a book value of $479 million and $501 million and a fair value of $470 million and $496 million, respectively.

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

The unrealized losses on securities of $145 million was virtually all related to interest rates. Nearly all of the securities with unrealized losses are AAA rated or carry government agency guarantees. Approximately 88% of these 1,009 investments have been in a continuous unrealized loss position for less than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

Note 5—Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first three months of 2005.

Goodwill

(in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	HR&IS	PS&IS	Treasury Services/ Other Activity	Total
Balance at Dec. 31, 2004	$815	$242	$365	$275	$408	$—	$216	$2,321
Goodwill from acquisitions	—	—	—	29	—	—	—	29
Transfers between sectors (a)	12	30	—	—	(198)	184	(28)	—
Impairment losses	—	—	—	—	—	—	—	—
Other (b)	5	—	1	—	—	—	14	20
Discontinued operations (c)	—	—	—	—	(210)	—	—	(210)
Balance at March 31, 2005	$832	$272	$366	$304	$—	$184	$202	$2,160
(a)	During the first quarter of 2005, the HR&IS business sector was eliminated as a result of the decision to sell the HR services businesses. Mellon Investor Services was moved to the new PS&IS sector, as well as global cash management, SourceNet Solutions and Mellon Financial Markets, all formerly in the Treasury Services business sector.
(b)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, purchase price adjustments and certain other reclassifications.
(c)	Reflects the goodwill for the discontinued HR Services businesses moved to assets of discontinued operations. An impairment writedown of $37 million was recorded in discontinued operations in the first quarter of 2005. Also, an impairment loss of $4 million was recorded in the first quarter of 2005 and $11 million was recorded in the fourth quarter of 2004 on the discontinued businesses in Australia. A goodwill impairment loss of $8 million was recorded in the first quarter of 2004 in continuing operations on a small non-strategic business that we exited.

10    Mellon Financial Corporation

Acquired intangible assets

Acquired intangible assets

	Net Carrying Amount
(in millions)	March 31, 2005	Dec. 31, 2004
Subject to amortization:
Customer base	$90	$82
Technology based	30	31
Premium on deposits	7	8
Other	4	4
Total subject to amortization (a)	$131	$125
Not subject to amortization:
Investment management contractual relationships	22	20
Total acquired intangible assets	$153	$145
(a)	Includes the foreign exchange effects on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first three months of 2005, the net carrying amount of acquired intangible assets increased $8 million (acquisition and contingent payments of $19 million offset by discontinued operations of $5 million and amortization expense of $6 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2005 through 2010 is as follows.

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2005	$26
2006	25
2007	23
2008	19
2009	15
2010	12

At March 31, 2005, $1.446 billion of goodwill and acquired intangible assets is tax deductible and $867 million is non-tax deductible.

Note 6—Other assets

Other assets

(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Corporate/bank-owned life insurance	$1,837	$1,831	$1,729
Prepaid pension assets	1,040	1,050	1,017
Receivables related to foreign exchange and derivative instruments (a)	672	1,006	1,013
Accounts and interest receivable	602	694	636
Equity investments and mezzanine financings (b)	586	654	626
Equity in joint ventures and other investments (c)	312	313	330
Other prepaid expenses	171	142	158
Other assets	246	278	349
Total other assets	$5,466	$5,968	$5,858
(a)	Reflects credit risk associated with interest rate swaps used to manage interest rate risk and derivatives used for trading activities. Credit risk associated with these instruments results from mark-to-market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and interest rate risk management purposes.
(b)	Includes $39 million at March 31, 2005 and $36 million at Dec. 31, 2004 of venture capital direct mezzanine investments in the form of subordinated debt that had previously been included in commercial and financial loans. March 31, 2004 balances were not reclassified.
(c)	Relates to operating joint ventures and other investments including CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Trust Company, Russell/Mellon, Banco Brascan and Pareto Partners (at March 31, 2004).

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7—Net interest revenue

Net interest revenue

		Quarter ended
(in millions)		March 31, 2005	Dec. 31, 2004	March 31, 2004
Interest	Interest and fees on loans (loan fees of $5, $5 and $8)	$81	$80	$74
revenue	Interest-bearing deposits with banks	24	24	16
	Federal funds sold and securities under resale agreements	6	5	1
	Other money market investments	2	1	1
	Trading account securities	1	1	2
	Securities - taxable	126	115	101
	Securities - nontaxable	9	8	8

	Total interest revenue	249	234	203
Interest	Deposits in domestic offices	34	25	11
expense	Deposits in foreign offices	33	29	20
	Federal funds purchased and securities under repurchase agreements	5	4	3
	Other short-term borrowings	2	5	6
	Notes and debentures	43	40	34
	Junior subordinated debentures	15	15	13

	Total interest expense	132	118	87

	Net interest revenue	$117	$116	$116

Note 8—Business sectors

For details of business sectors, see the tables on page 28, the paragraphs on page 28 and the first four paragraphs on page 29, as well as the Treasury Services/Other Activity section on pages 33 and 34. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 9—Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Foreign currency translation adjustment	$75	$89	$58
Minimum pension liability	(19)	(19)	(25)
Unrealized gain (loss) on assets available for sale	(74)	(21)	73
Total accumulated unrealized gain (loss), net of tax	$(18)	$49	$106

Note 10—Supplemental information to the consolidated statement of cash flows

	Quarter ended March 31,
(in millions)	2005	2004
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$76	$3
Common stock issued from treasury	—	(2)
Liabilities assumed	(4)	—

Net cash disbursed	$72	$1
(a)	For 2005, purchase acquisitions primarily relate to DPM, as well as the additional consideration for Evaluation Associates Capital Markets and Safeco Trust Company. For 2004, purchase acquisitions primarily relate to additional consideration for The Arden Group and Vinings LLC.

Note 11—Legal proceedings

A discussion of legal actions and proceedings against the Corporation and its subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

12    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk

Summary of financial results

Overview

Mellon Financial Corporation is a global financial services company that strives to meet or exceed the expectations of our clients, which are corporations, institutions and high net worth individuals primarily in the United States and Europe. In this report, Mellon Financial Corporation and its subsidiaries are also referred to as “Mellon,” “the Corporation,” “we” or “our.”

Mellon’s strategy is to capitalize on growth opportunities in asset management and securities services and to maintain leading positions in our payments services businesses. This attractive mix of fee-based businesses allows us to leverage technology and sales; to achieve low risk earnings; and to aggressively manage capital for high returns. Our goal is to be the best performing asset management, payments and securities services company. Our long-term financial goals are to achieve earnings per share growth of 11% to 14% and returns on common shareholders’ equity in excess of 20%, on a continuing operations basis.

We have chosen to be in certain businesses — institutional asset management, mutual funds, private wealth management, asset servicing, payment solutions & investor services, and treasury services — that we believe are compatible with our strategy and goals. Our reasons follow.

•	Demand for our products and services is likely to be driven by existing market and demographic trends (such as the growth in worldwide retirement and financial assets; the growth and concentration of the wealth segments; global growth in assets managed by financial institutions, particularly in the US and Europe; and the globalization of the investment process).

•	Many of our products complement one another.

•	We leverage sales, distribution and technology across our businesses for greater efficiency, which benefits our clients and Mellon.

•	The revenue generated by our businesses is principally fee-based, providing us with lower risk earnings. In addition, our businesses do not require as much capital for growth as traditional banking.

We pursue our long-term financial goals by focusing on organic revenue growth, expense management, exceptional quality service, successful integration of acquisitions and disciplined capital management.

Our specific objectives include:

•	a revenue growth rate exceeding the growth rate of U.S. financial assets over economic cycles;

•	positive operating leverage over an economic cycle;

•	investment spending aligned with revenue trends;

•	tangible common equity ratio of 4.25% to 4.75%;

•	disciplined acquisition criteria and execution; and

•	use of excess capital to support reinvestment, acquisitions, dividends and share repurchases while maintaining appropriately strong capital ratios.

Our success in achieving our goals and objectives is influenced by economic and market drivers. Three key drivers have impacted our domestic results in the past:

•	growth in financial assets as measured by the U.S. Federal Reserve;

•	growth in nominal U.S. Gross Domestic Product (GDP); and

•	changes in the S&P 500 Index.

Since 1945, these measures grew at an average rate of 7% to 8%. From 1997 to 2000, they exceeded these long-term averages, and Mellon enjoyed strong revenue growth. Since 2000, however, these measures have been below their long-term averages, directly impacting our results. Similar drivers impact our businesses outside the U.S.

Specifically, the growth rate of financial assets impacts Mellon’s asset management and asset servicing businesses and, less so, our payment solutions & investor services (PS&IS) business.

Mellon Financial Corporation    13

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Fee revenue in these businesses is determined, in part, on the level of financial assets under management, custody or administration. (The growth rate of our financial assets includes appreciation or depreciation of existing assets and net flows of new assets.)

Nominal GDP, particularly the component that measures corporate discretionary spending, impacts revenues in outsourcing-related activities in our asset servicing businesses.

Finally, although our asset management businesses manage a wide range of equity assets, the S&P 500 Index has so far been the most representative index for estimating the sensitivity of our domestic revenues to changes in equity market levels. Local market indices, such as the Financial Times Stock Exchange (FTSE), are representative indices for estimating the sensitivity to equity market movements of our non-U.S. asset management revenues.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted.

Mellon’s financial results, as well as our levels of assets under management, administration and custody, are impacted by the translation of financial results denominated in foreign currencies to the U.S. Dollar. Mellon is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian Dollar and the Euro. If the U.S. Dollar depreciates versus these currencies, the translation impact is a higher level of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody. If the U.S. Dollar appreciates, the translated levels of net interest revenue, fee revenue, operating expense and assets managed, administered and under custody will be lower. Throughout this report the translation impact of foreign currencies will be referred to as “the effect of foreign exchange rates.”

Foreign currency exchange rates for one U.S. Dollar

	March 31, 2005	Dec. 31, 2004	March 31, 2004
Spot rate:
British Pound	0.5294	0.5183	0.5437
Canadian Dollar	1.2105	1.2015	1.3146
Euro	0.7711	0.7341	0.8121
Quarterly average rate:
British Pound	0.5287	0.5363	0.5448
Canadian Dollar	1.2253	1.2204	1.3176
Euro	0.7622	0.7717	0.8007

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Throughout this report, all calculations are based on unrounded numbers.

First quarter of 2005 compared with the first quarter of 2004 and the fourth quarter of 2004

Consolidated net income in the first quarter of 2005 totaled $255 million, or $.60 per share. This compares to $245 million, or $.57 per share, in the first quarter of 2004 and $192 million, or $.46 per share, in the fourth quarter of 2004. First quarter 2005 income from continuing operations totaled $305 million, or $.72 per share. This compares to net income from continuing operations of $247 million, or $.58 per share, in the first quarter of 2004 and $199 million, or $.47 per share, in the fourth quarter of 2004.

Returns and margins - continuing operations (a)

	Quarter ended
	March 31, 2005	Dec. 31, 2004	March 31, 2004
Return on equity	29.6%	19.9%	26.4%
Return on assets	3.41%	2.24%	3.05%

Pre-tax operating margin (FTE)	40%	29%	37%
(a)	Return on equity on a net income basis was 24.7% for the first quarter of 2005, 19.2% for the fourth quarter of 2004 and 26.1% for the first quarter of 2004. Return on assets on a net income basis was 2.80% for the first quarter of 2005, 2.13% for the fourth quarter of 2004 and 2.96% for the first quarter of 2004. Return on assets was calculated on a continuing operations basis even though the prior periods balance sheet, in accordance with GAAP, is not restated for discontinued operations. Returns are annualized.

14    Mellon Financial Corporation

In March of 2005, Mellon announced an agreement to sell our Human Resources (HR) consulting practices, benefits administration and business process outsourcing businesses to Affiliated Computer Services, Inc. (ACS). As a result of this transaction, we adopted discontinued operations accounting for the businesses being sold and have restated the income statements for all periods presented. These businesses were formerly included in the Human Resources & Investor Solutions (HR&IS) sector. A new sector was created (Payment Solutions & Investor Services) to include the remaining business, Mellon Investor Services, from the former HR&IS sector and two businesses, global cash management (which includes SourceNet Solutions) and Mellon Financial Markets, which were previously included in the Treasury Services sector.

The loss from discontinued operations totaled $50 million, or $.12 per share, in the first quarter of 2005, compared with $2 million, or $.01 per share, in the first quarter of 2004 and $7 million, or $.01 per share, in the fourth quarter of 2004. Results of discontinued operations are discussed further in Note 3 of Notes to Financial Statements. Also, for a full-year 2004 income statement restated for the impact of discontinued operations, see page 46.

In April 2005, we increased the quarterly common stock dividend by 11% to $.20 per common share.

Supplemental Information - Reconciliation of Reported Revenue and Expense Amounts to Adjusted Non-GAAP Revenue and Expense Amounts

Throughout this Quarterly Report on Form 10-Q certain measures, which are noted, exclude:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank in the first quarter of 2005, and the $93 million pre-tax gain from the sale of approximately 35 percent of our investment in Shinsei Bank in the first quarter of 2004;

•	a $10 million pre-tax charge associated with the early extinguishment of debt recorded in the first quarter of 2005;

•	a $3 million pre-tax additional writedown recorded in the first quarter of 2005 of one of two small non-strategic businesses previously identified as held for sale, and the $19 million pre-tax charge recorded in the first quarter of 2004 associated with those two businesses, one of which was sold in 2004;

•	a $2 million pre-tax additional charge recorded in the first quarter of 2005 associated with the move to the new Mellon Financial Centre in London. An initial pre-tax charge of $24 million was recorded in the second quarter of 2004; and

•	a $17 million pre-tax sublease loss reserve reversal recorded in the fourth quarter of 2004 related to execution of a new lease on our headquarters building in Pittsburgh.

Reported amounts are presented in accordance with Generally Accepted Accounting Principles (GAAP). We believe that this supplemental adjusted non-GAAP information is useful to the investment community in analyzing the financial results and trends of ongoing operations. We believe they facilitate comparisons with prior periods and reflect the principal basis on which our management monitors financial performance.

See the tables below for a reconciliation of revenue and expense amounts presented in accordance with GAAP to adjusted non-GAAP revenue and expense amounts, which exclude these items.

Mellon Financial Corporation    15

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Supplemental information

	First Quarter 2005				First Quarter 2004
(in millions)	Reported Amounts	Adjustments		Adjusted Amounts	Reported Amounts	Adjustments		Adjusted Amounts
Noninterest revenue:
Fee and other revenue	$1,061	$(197	)(a)	$864	$912	$(93	)(d)	$819
Gains on sales of securities	—	—		—	—	—		—

Total noninterest revenue	1,061	(197)		864	912	(93)		819
Net interest revenue	117	—		117	116	—		116
Provision for credit losses	(1)	—		(1)	(7)	—		(7)

Net interest revenue after provision for credit losses	118	—		118	123	—		123
Operating expense:
Staff expense	421	—		421	388	—		388
Net occupancy expense	59	(2	)(b)	57	56	—		56
Other expense	233	(13	)(c)	220	226	(19	)(e)	207

Total operating expense	$713	$(15)		$698	$670	$(19)		$651
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank.
(b)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London. An initial $24 million charge was recorded in the second quarter of 2004.
(c)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business which is in the process of being sold.
(d)	Reflects the gain from the sale of approximately 35% of our investment in Shinsei Bank.
(e)	Reflects the charge associated with a writedown of two small non-strategic businesses held for sale, one of which was sold in 2004.

Supplemental information

	First Quarter 2005				Fourth Quarter 2004
(in millions)	Reported Amounts	Adjustments		Adjusted Amounts	Reported Amounts	Adjustments		Adjusted Amounts
Noninterest revenue:
Fee and other revenue	$1,061	$(197	)(a)	$864	$892	$—		$892
Gains on sales of securities	—	—		—	—	—		—

Total noninterest revenue	1,061	(197)		864	892	—		892
Net interest revenue	117	—		117	116	—		116
Provision for credit losses	(1)	—		(1)	(4)	—		(4)

Net interest revenue after provision for credit losses	118	—		118	120	—		120
Operating expense:
Staff expense	421	—		421	434	—		434
Net occupancy expense	59	(2	)(b)	57	43	17	(d)	60
Other expense	233	(13	)(c)	220	248	—		248

Total operating expense	$713	$(15)		$698	$725	$17		$742
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank.
(b)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London. An initial $24 million charge was recorded in the second quarter of 2004.
(c)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business which is in the process of being sold.
(d)	Reflects the sublease loss reserve reversal recorded in the fourth quarter 2004 related to Mellon’s leased headquarters building in Pittsburgh.

16    Mellon Financial Corporation

Revenue overview

For an overview of Mellon’s sources of revenue and the business sectors that generate the various types of revenue, see pages 7 and 8 of Mellon’s 2004 Financial Annual Report and, for the newly created PS&IS sector, see pages 21, 32 and 33 of this report.

Noninterest revenue

Noninterest revenue

	Quarter ended
(dollar amounts in millions, unless otherwise noted)	March 31, 2005		Dec. 31, 2004	March 31, 2004
Investment management	$424		$450	$402
Institutional trust and custody	167		156	147
Payment solutions & investor services	136		140	147
Foreign exchange trading	54		41	57
Financing-related	32		40	35
Equity investment	219		29	98
Other (a)	29		36	26
Total fee and other revenue	1,061		892	912
Gains on sales of securities	—		—	—
Total noninterest revenue	$1,061		$892	$912
Fee and other revenue as a percentage of fee and net interest revenue (FTE)	90	%(b)	88%	89	%(b)
Market value of assets under management at period-end (in billions)	$729		$707	$679
Market value of assets under administration or custody at period-end (in billions)	$3,293		$3,233	$2,824
(a)	Includes expense reimbursements from joint ventures of $19 million, $18 million and $18 million.
(b)	Excluding the gains on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005 and the first quarter of 2004, fee and other revenue as a percentage of fee and net interest revenue (FTE) would have totaled 88% in the first quarter of 2005 and 87% in the first quarter of 2004.

Note: For analytical purposes, the term “fee and other revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on the sales of securities.

S&P 500 Index

	Quarter ended			First quarter 2005 compared with
	March 31, 2005	Dec. 31, 2004	March 31, 2004	Dec. 31, 2004	March 31, 2004
Period-end	1181	1212	1126	(3)%	5%
Daily average	1192	1163	1133	3%	5%

Fee and other revenue

Fee and other revenue of $1.061 billion in the first quarter of 2005 increased $149 million, or 16%, from $912 million in the first quarter of 2004. In the first quarter of 2005, we recorded a pre-tax gain of $197 million as equity investment revenue from the sale of our remaining non-venture capital investment in Shinsei Bank. In the first quarter of 2004, we also recorded a pre-tax gain of $93 million from the sale of approximately 35% of this investment. Excluding these gains, fee revenue increased $45 million, or 5%, compared with the first quarter of 2004 primarily due to increases in investment management fee revenue, institutional trust and custody revenue (including securities lending revenue) and equity investment revenue, partially offset by lower payment solutions & investor services fee revenue. The impact of acquisitions accounted for approximately $25 million of this increase.

Fee and other revenue in the first quarter of 2005 increased $169 million, or 19% (unannualized), compared to the fourth quarter of 2004. Excluding the Shinsei gain, fee revenue decreased $28 million primarily due to a $33 million decrease in performance fees, which are included in investment management fee revenue in the table above.

Investment management fee revenue

Investment management fee revenue is dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. See pages 8 and 9 of Mellon’s 2004 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue and the impact on investment management fees from changes in the

Mellon Financial Corporation    17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

S&P 500 Index and an equivalent movement in the FTSE.

Investment management fee revenue in the first quarter of 2005 increased $22 million, or 5%, compared with the first quarter of 2004, and decreased $26 million, or 6% (unannualized), compared with the fourth quarter 2004. The increase compared with the first quarter of 2004 primarily resulted from acquisitions, improved equity markets and net inflows, partially offset by a $12 million decrease in performance fees. The effect of acquisitions accounted for approximately $20 million of the increase. The decrease compared with the fourth quarter of 2004 primarily resulted from a $33 million seasonal decrease in performance fees. Our investment managers often have the opportunity to earn performance fees when the investment performance of their products exceeds various benchmarks. These fees are generally highest in the fourth quarter when most annual computation periods end. The first quarter is generally the next highest period. Excluding the impact of performance fees, investment management fee revenue increased 9% compared to the first quarter of 2004 and 2% (unannualized) compared to the fourth quarter of 2004.

Investment management fee revenue -

by business sector

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Institutional Asset Management
Institutional clients	$119	$113	$94
Performance fees	27	60	39
Mutual funds	52	49	40
Private clients	12	12	11

Total	210	234	184
Mutual Funds
Mutual funds	124	131	135
Private clients	6	5	5
Institutional clients	3	3	4

Total	133	139	144
Private Wealth Management
Private clients	81	77	74
Total investment management fee revenue	$424	$450	$402

Changes in market value of assets under management for first quarter 2005 - by Business Sector

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at Dec. 31, 2004	$500		$157	$50	$707
Net inflows:
Long-term	5		—	—	5
Money market/ securities lending	23		4	—	27

Total net inflows	28		4	—	32
Net market depreciation (a)	(8)		(1)	(1)	(10)
Market value of assets under management at March 31, 2005	$520	(b)	$160	$49	$729
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Includes securities lending assets advised by Institutional Asset Management of $109 billion. Revenue earned on these assets is reported in Institutional trust and custody revenue on the income statement and in the Asset Servicing sector.

Changes in market value of assets under management from March 31, 2004 to March 31, 2005

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Total
Market value of assets under management at March 31, 2004	$469		$163	$47	$679
Net inflows (outflows):
Long-term	15		(1)	—	14
Money market/ securities lending	16		(6)	—	10

Total net inflows (outflows)	31		(7)	—	24
Net market appreciation (a)	15		2	—	17
Acquisitions	5		2	2	9
Market value of assets under management at March 31, 2005	$520	(b)	$160	$49	$729
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Includes securities lending assets advised by Institutional Asset Management of $109 billion. Revenue earned on these assets is reported in Institutional trust and custody revenue on the income statement and in the Asset Servicing sector.

As shown in the following table, the market value of assets under management was $729 billion at March 31, 2005, a $50 billion, or 7%, increase from $679 billion at March 31, 2004 and a $22 billion, or 3% (unannualized), increase from $707 billion at Dec. 31, 2004.

18    Mellon Financial Corporation

Market value of assets under management at period-end

(dollar amounts in billions)	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
Institutional	$463	$443	$419	$421	$421
Mutual funds	203	200	191	199	200
Private client	63	64	60	59	58
Total market value of assets under management	$729	$707	$670	$679	$679

S&P 500 Index - period-end	1181	1212	1115	1141	1126
S&P 500 Index - daily average	1192	1163	1104	1123	1133

Composition of assets under management at period-end
	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
Equity funds	37%	39%	37%	36%	36%
Fixed income funds	20	20	20	21	20
Money market funds	19	21	21	22	24
Securities lending cash collateral	15	12	13	12	11
Overlay and alternative investments	9	8	9	9	9
Total	100%	100%	100%	100%	100%

The largest category of investment management fees are fees from mutual funds, which generate fees in the Mutual Funds and Institutional Asset Management sectors. Investment management fees from managed mutual funds are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fees totaled $176 million in the first quarter of 2005, a $1 million increase compared with the first quarter of 2004 and a decrease of $4 million, or 2% (unannualized), compared with the fourth quarter of 2004. Compared with the first quarter of 2004, the impact of improved equity markets was primarily offset by net outflows of money market and fixed income funds. The decrease compared with the fourth quarter of 2004 resulted in part from fewer days in the first quarter of 2005.

Managed mutual fund fee revenue (a)

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Equity funds	$82	$83	$71
Money market funds	49	51	58
Fixed income funds	30	32	34
Nonproprietary	15	14	12
Total managed mutual funds	$176	$180	$175
(a)	Net of mutual fund fees waived and fund expense reimbursements of $12 million, $11 million and $10 million.

Average assets of proprietary mutual funds

	Quarter ended
(in billions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Equity funds	$54	$53	$48
Money market funds	85	87	96
Fixed income funds	22	22	25
Total average proprietary mutual fund assets managed	$161	$162	$169

Mellon Financial Corporation    19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Basis points generated on average proprietary mutual funds

	March 31, 2005	Dec. 31, 2004	March 31, 2004
Equity funds	62bp	63bp	59bp
Money market funds	24	23	24
Fixed income funds	55	55	56
Total proprietary managed mutual funds	41bp	41bp	39bp

Institutional trust and custody fee revenue

Institutional trust and custody fees depend on:

•	the volume of transactions in our clients’ accounts;

•	the types of ancillary services we provide, such as performance analytics; and

•	the level of assets administered and under custody.

Institutional trust and custody fees also include securities lending revenue as well as professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Institutional trust and custody revenue, including securities lending revenue, increased $20 million, or 14%, in the first quarter of 2005 compared with the first quarter of 2004, and $11 million, or 8% (unannualized), compared to the fourth quarter of 2004. Excluding securities lending revenue, the increase compared with the first quarter of 2004 primarily resulted from net new business, improved market conditions and the acquisition of DPM, while the increase compared with the fourth quarter of 2004 resulted in part from the DPM acquisition. Securities lending revenue totaled $24 million in the first quarter of 2005, an increase of $6 million compared with both the first and fourth quarters of 2004. The increase in securities lending revenue compared with the first quarter of 2004 reflects higher volumes and improved spreads while the increase compared with the fourth quarter of 2004 reflects improved spreads and higher volumes. The average level of securities on loan totaled $103 billion in the first quarter of 2005 compared with $83 billion in the first quarter of 2004 and $92 billion in the fourth quarter of 2004.

As shown in the following table, assets under administration or custody totaled $3.293 trillion at March 31, 2005, an increase of $469 billion, or 17%, compared with $2.824 trillion at March 31, 2004 and an increase of $60 billion, or 2% (unannualized), compared with $3.233 trillion at Dec. 31, 2004. The increase compared with March 31, 2004 primarily resulted from net new business conversions and market appreciation.

Market value of assets under administration or custody at period-end

(dollar amounts in billions)	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
Market value of assets under administration or custody (a)	$3,293	$3,233	$2,978	$2,856	$2,824
S&P 500 Index - period-end	1181	1212	1115	1141	1126
(a)	Includes the assets under administration or custody of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $539 billion, $512 billion, $459 billion, $428 billion and $442 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $428 billion, $422 billion, $363 billion, $320 billion and $312 billion. All periods have been restated to eliminate assets administered by the HR businesses being sold.

20    Mellon Financial Corporation

Payment solutions & investor services fee revenue

Payment solutions & investor services fee revenue, which consists of cash management and shareholder services revenue, and other fees earned by Mellon Financial Markets and SourceNet Solutions, totaled $136 million in the first quarter of 2005, a decrease of $11 million compared with the first quarter of 2004 and $4 million compared with the fourth quarter of 2004. The decreases primarily resulted from lower shareholder services revenue due to a lower level of activity, offset in part by the impact of the SourceNet acquisition.

Foreign exchange trading revenue

Foreign exchange trading revenue totaled $54 million in the first quarter of 2005, a $3 million, or 5%, decrease compared with the first quarter of 2004 and a $13 million, or 30% (unannualized), increase compared with the fourth quarter of 2004. The decrease compared with the first quarter of 2004, which was a record level, resulted from lower spreads driven by reduced volatility in key exchange rates offset, in part, by higher client volumes. The increase compared with the fourth quarter of 2004 resulted from increased customer flows and marginally higher levels of market volatility in key exchange rates.

Financing-related revenue

Financing-related revenue primarily includes: returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals. Financing-related revenue totaled $32 million in the first quarter of 2005, a decrease of $3 million compared with the first quarter of 2004 and $8 million compared with the fourth quarter of 2004. The decrease compared with the first quarter of 2004 resulted from lower loan commitment fees and returns from corporate-owned life insurance. The decrease compared with the fourth quarter of 2004 resulted from lower gains on lease residuals and securitizations.

Equity investment revenue

Equity investment revenue includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments.

Equity investment revenue - gain (loss)

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Total venture capital activity (a)	$16	$28	$1
Equity income and gains on the sale of other equity investments	203	1	97
Total equity investment revenue	$219	$29	$98
(a)	See table on page 35 for further details.

Equity income and gains on the sale of other equity investments totaled $203 million in the first quarter of 2005 including the $197 million gain on the sale of our remaining investment in Shinsei Bank. This compared with $97 million in the first quarter of 2004, which included the $93 million gain on the sale of approximately 35% of our investment in Shinsei Bank.

The $16 million of venture capital net gains in the first quarter of 2005 primarily resulted from: realized gains of $8 million on direct investments, in part from the sale of an investment in the growth and buyout industry portfolio, and net positive valuation adjustments of $8 million in the direct and indirect portfolios. The $28 million of venture capital gains in the fourth quarter of 2004 primarily resulted from net appreciation in the direct portfolio and net realized gains in the indirect portfolio.

Mellon’s accounting policies regarding the valuation process for venture capital investments are regarded as critical accounting policies in that they involve significant management valuation judgements. See pages 55 and 56 of Mellon’s 2004 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of these investments. At

Mellon Financial Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

March 31, 2005, approximately 60% of the direct investment portfolio was risk- rated as “superior” or “meets expectations,” the two best risk-ratings, compared with approximately 52% at Dec. 31, 2004. Changing economic conditions and equity markets could result in further valuation changes in the future.

Other revenue

Other revenue totaled $29 million in the first quarter of 2005, compared with $26 million in the first quarter of 2004 and $36 million in the fourth quarter of 2004. Included in other revenue are expense reimbursements from joint ventures for expenses incurred by Mellon on behalf of the joint venture totaling $19 million in the first quarter of 2005 and $18 million in both the first and fourth quarters of 2004.

Supplemental information - joint ventures

Mellon accounts for its interests in joint ventures under the equity method of accounting, with its share of the equity income from all joint ventures recorded primarily as institutional trust and custody fee revenue. Mellon’s portions of gross joint venture fee revenue and expense are not included in our reported fee revenue and operating expense. The following table presents the components of gross joint venture net income for informational purposes to show the trend of growth for our 50% owned joint ventures that are part of the Asset Servicing sector.

Gross joint ventures condensed income statement

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Asset Servicing joint ventures (a):
Institutional trust and custody	$88	$81	$77
Foreign exchange trading	12	12	12
Other	19	17	17
Total revenue	119	110	106
Total expenses	89	84	81
Income before taxes	30	26	25
Provision for income taxes	10	8	9
Net income	$20	$18	$16

Equity income - all joint ventures:

Mellon’s share of net income from Asset Servicing joint ventures	$10	$9	$7

Mellon’s share of net income in joint ventures in other business sectors	$—	$—	$2
Total equity income for all joint ventures (b)	$10	$9	$9
(a)	The 50% owned joint ventures - ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company and Russell/Mellon - are part of the Asset Servicing sector.
(b)	Using the equity method of accounting.

22    Mellon Financial Corporation

Net interest revenue

Net interest revenue on a fully taxable equivalent basis totaled $121 million in the first quarter of 2005, an increase of $1 million compared with $120 million in the first quarter of 2004 and unchanged compared with the fourth quarter of 2004. The net interest margin was 1.92% in the first quarter of 2005 compared with 2.16% in the first quarter of 2004 and 1.93% in the fourth quarter of 2004. The increase in net interest revenue in the first quarter of 2005 compared with the first quarter of 2004 resulted from a higher level of average interest-earning assets in the first quarter of 2005 primarily offset by the impact of a lower net interest margin. Net interest revenue was unchanged compared with the fourth quarter of 2004 as the impact of a higher level of interest-earning assets was offset by the impact of two fewer days in the first quarter of 2005. For an analysis of the changes in volumes and rates affecting net interest revenue, see the following page.

Net interest revenue is expected to be in a $120 million to $125 million range on a fully taxable equivalent basis for the second quarter 2005, assuming a gradual and measured increase in interest rates and allowing for tactical investment securities decisions.

Mellon Financial Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	March 31, 2005		Dec. 31, 2004		March 31, 2004
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$3,232	3.03%	$2,956	3.23%	$2,319	2.73%
Federal funds sold and securities under resale agreements	909	2.53	1,083	2.03	469	1.05
Other money market investments	111	3.29	118	2.61	198	1.55
Trading account securities	308	1.75	248	1.96	356	2.47
Securities:
U.S. Treasury and agency securities (a)	10,166	3.71	10,060	3.65	9,305	3.66
Obligations of states and political subdivisions (a)	749	7.13	690	7.02	543	7.35
Other (a)	2,829	4.72	2,005	4.44	1,124	6.45
Loans, net of unearned discount	6,882	4.78	7,205	4.42	7,489	3.97

Total interest-earning assets	25,186	4.09	24,365	3.89	21,803	3.81
Cash and due from banks	2,744		2,612		2,503
Premises and equipment	682		687		670
Other assets	8,385		8,397		8,308
Reserve for loan losses	(98)		(98)		(103)
Total assets (a)	$36,899		$35,963		$33,181
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,784	1.38%	$8,555	1.05%	$7,151	0.48%
Savings certificates	274	2.56	236	2.54	240	2.19
Other time deposits	599	1.93	376	1.74	310	1.29
Deposits in foreign offices	6,256	2.18	5,598	2.08	4,865	1.66

Total interest-bearing deposits	15,913	1.72	14,765	1.48	12,566	0.99
Federal funds purchased and securities under repurchase agreements	978	2.05	960	1.55	1,476	0.83
U.S. Treasury tax and loan demand notes and term federal funds purchased	235	2.32	314	1.77	414	0.88
Commercial paper	24	2.26	9	1.53	25	0.80
Other funds borrowed	164	1.39 (b)	181	8.21	244	7.81
Notes and debentures (with original maturities over one year)	4,473	3.91	4,389	3.58	4,196	3.25
Junior subordinated debentures	1,038	5.86	1,047	5.45	1,026	5.19

Total interest-bearing liabilities	22,825	2.36	21,665	2.16	19,947	1.76
Total noninterest-bearing deposits	7,122		7,318		6,661
Other liabilities (a)	2,755		2,989		2,831
Total liabilities	32,702		31,972		29,439
Shareholders’ equity (a)	4,197		3,991		3,742
Total liabilities and shareholders’ equity (a)	$36,899		$35,963		$33,181
Rates
Yield on total interest-earning assets		4.09%		3.89%		3.81%
Cost of funds supporting interest-earning assets		2.17		1.96		1.65
Net interest margin (c):
Taxable equivalent basis		1.92%		1.93%		2.16%
Without taxable equivalent increments		1.85		1.87		2.09
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.178 billion, $3.983 billion and $3.769 billion.
(b)	Rate paid for other funds borrowed in the first quarter of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(c)	Calculated on a continuing operations basis even though the prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

24    Mellon Financial Corporation

Operating expense

Operating expense

	Quarter ended
(dollar amounts in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Staff:
Compensation	$247	$263	$233
Incentive (a)	108	120	100
Employee benefits	66	51	55
Total staff	421	434	388
Professional, legal and other purchased services	98	108	90
Net occupancy	59	43	56
Equipment	41	42	44
Business development	21	23	21
Communications	25	21	22
Amortization of intangible assets	6	6	4
Other	42	48	45
Total operating expense	$713	$725	$670
Total staff expense as a percentage of total revenue (FTE)	35%	42%	37%

Employees at period-end (b)	16,000	15,700	15,800
(a)	Stock option expense totaled approximately $6 million, $4 million and $4 million. See Note 1 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.
(b)	Increase at March 31, 2005 compared with Dec. 31, 2004 resulted from the acquisition of DPM in February 2005.

Staff expense

Given Mellon’s mix of fee-based businesses and their dependence on high quality talent, staff expense comprised approximately 59% of total operating expense in the first quarter of 2005. Staff expense is comprised of:

•	compensation expense

•	base salary expense, primarily driven by headcount

•	the cost of temporaries and overtime

•	severance expense;

•	incentive expense

•	additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals

•	stock option expense; and

•	employee benefits expense

•	primarily health and welfare benefits, payroll taxes and retirement benefits.

Non-staff expenses

Non-staff expenses include certain expenses that vary with the levels of business activity, productivity initiatives undertaken, changes in business strategy and changes in the mix of business. These expenses include:

•	professional, legal and other purchased services;

•	business development (travel, entertainment and advertising);

•	communications expense (telecommunications, postage and delivery); and

•	other expense (government assessments, forms and supplies, operational errors, etc.).

First quarter 2005 compared with first quarter 2004

Summary - Operating expense increased $43 million, or 6%, compared with the first quarter of 2004. The first quarter of 2005 included a $10 million charge (included in other expense) for the early extinguishment of debt and $5 million of additional expense ($2 million of occupancy expense and $3 million of other expense) related to charges recorded in 2004 for the move to the new Mellon Financial Centre in London and a writedown of one of two small non-strategic businesses previously identified as held for sale. The first quarter of 2004 included a $19 million charge for the writedown of those two businesses, one of which was sold in 2004. See pages 15 and 16 for a reconciliation of revenue and expense amounts presented in accordance with GAAP to adjusted non-GAAP revenue and expense amounts, which exclude those items. Excluding these charges, operating expense increased $47 million, or 7%, compared with the first quarter of 2004 reflecting a number of factors discussed below, including approximately $20 million from acquisitions.

Staff expense - Staff expense in the first quarter of 2005 increased $33 million, or 9%, compared with the first quarter of 2004, primarily the result of: higher compensation expense reflecting the impact

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

of acquisitions ($13 million) and July 1, 2004 merit increases; higher employee benefits expense due in part to higher pension expense and higher payroll taxes; and higher incentive expense. The increase in incentive expense resulted from fee-based business growth and a $2 million increase in stock option expense. Employee benefits expense included a $6 million increase in pension expense in the first quarter of 2005 compared with the first quarter of 2004. Net periodic pension expense was $5 million, on a continuing operations basis, in the first quarter of 2005 compared with a net pension credit of less than $1 million in the first quarter of 2004.

Non-staff expenses - Non-staff expenses in the first quarter of 2005 totaled $292 million, a $10 million, or 4%, increase compared with the first quarter of 2004. Excluding the $15 million of charges recorded in the first quarter of 2005 and the $19 million charge in the first quarter of 2004 mentioned above, non-staff expenses increased $14 million, or 5%, primarily reflecting higher professional, legal and other purchased services and higher other non-staff expenses. The expense increases resulted in part in support of business growth and from acquisitions.

First quarter 2005 compared with fourth quarter 2004

Staff expense in the first quarter of 2005 decreased $13 million, or 3% (unannualized), compared with the fourth quarter of 2004 resulting from lower compensation expense due to a decrease in severance expense, as well as lower incentive expense, partially offset by higher employee benefits expense, due to higher pension expense, payroll taxes and health benefits expense. Severance expense totaled $2 million in the first quarter of 2005 compared with $17 million in the fourth quarter of 2004. The decrease in incentive expense resulted from a lower level of performance fees, partially offset by a $2 million increase in stock option expense. Employee benefits expense included a $6 million increase in pension expense in the first quarter of 2005 compared with the fourth quarter of 2004. Non-staff expenses increased $1 million in the first quarter of 2005 compared with the fourth quarter of 2004. Excluding the $15 million of charges in the first quarter of 2005 discussed previously and a $17 million sublease loss reserve reversal recorded in the fourth quarter of 2004, non-staff expenses decreased $31 million, or 10%. This decrease primarily reflects the $11 million loss associated with the trade execution of securities recorded in the fourth quarter of 2004, as well as lower professional, legal and other purchased services and other non-staff expenses, due in part to two fewer days in the first quarter of 2005.

In April 2005, the Securities and Exchange Commission announced that companies may delay the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” from the current required adoption date of July 1, 2005, until January 1, 2006. A discussion of this accounting standard, which relates to share-based payments, including the expensing of stock options, is presented on page 50 of our 2004 Financial Annual Report. Adoption of this accounting standard on July 1, 2005 would have increased stock option expense by approximately $3 million in 2005, primarily due to expensing nonvested ShareSuccess options which were granted prior to 2003. We now intend to adopt this accounting standard on January 1, 2006. Based on options granted and not yet vested at March 31, 2005, stock option expense, on a continuing operations basis, under the current provisions of SFAS 123, will be approximately $26 million pre-tax in 2005 and would have been approximately $24 million pre-tax in 2006. However, stock option expense for options granted and not yet vested at March 31, 2005, under SFAS 123 (Revised 2004) will increase to approximately $29 million pre-tax in 2006, primarily due to expensing the nonvested ShareSuccess options.

26    Mellon Financial Corporation

Income taxes

The provision for income taxes from continuing operations totaled $161 million in the first quarter of 2005 compared with $118 million in the first quarter of 2004 and $88 million in the fourth quarter of 2004. Mellon’s effective tax rate on income from continuing operations was approximately 34.5% for the first quarter of 2005, compared with approximately 32.25% for the first quarter of 2004, approximately 30.5% for the fourth quarter of 2004 and approximately 31% for the full-year 2004. The 2004 effective tax rate included the favorable resolution of certain federal and state income tax issues. It is currently anticipated that the effective tax rate for the second quarter and full-year 2005 will be approximately 34%.

The Internal Revenue Service (IRS) has proposed to disallow tax deductions related to Mellon’s participation in several lease-in-lease-out (LILO) transactions for years 1997-2000. We believe that we reported the tax effects of LILO transactions properly based on statutes, regulations and case law in effect at the time they were negotiated. We are currently at IRS Appeals for these years. Although the IRS has indicated that it will consider settling this issue with taxpayers, it is unclear whether a settlement will be reached. However, we believe we have adequately accrued for any tax and interest exposures related to LILO transactions.

The FASB is currently reviewing the impact under SFAS No. 13 of the change in tax-related cash flows due to LILO transaction settlements with the IRS. It is possible that a resolution with the IRS could result in a cumulative change in the related income recorded on these transactions. We will continue to monitor FASB proceedings. At this time, it is neither possible to predict what changes the FASB might propose nor estimate the financial statement impact to Mellon.

Mellon Financial Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Business sectors

Mellon’s business sectors reflect our management structure, the characteristics of our products and services, and the classes of customers to which those products and services are delivered. Our lines of business serve two distinct major classes of clients—corporations and institutions and high net worth individuals. Lines of business that offer similar or related products and services to common or similar client decision makers have been combined into six business sectors.

In the first quarter of 2005, we realigned our business sectors following the announcement of the signing of a definitive agreement to sell our HR consulting practices, benefits administration, and business process outsourcing businesses. These businesses were formerly included primarily in the HR&IS sector. As a result, the new Payment Solutions & Investor Services (PS&IS) sector was created, consisting of the remaining business, Mellon Investor Services, from the former HR&IS sector and two businesses, global cash management (which includes SourceNet Solutions) and Mellon Financial Markets, which were previously included in the Treasury Services sector. In addition, the Treasury Services/Other Activity sector was realigned to include the remaining Treasury Services businesses as well as the results formerly included in the Other Activity sector. The realignment of the sectors had a minor impact on the Institutional Asset Management and Mutual Funds sectors.

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
	1Q05	4Q04	1Q04	1Q05	4Q04	1Q04	1Q05	4Q04	1Q04	1Q05	4Q04	1Q04
Total revenue	$232	$256	$206	$116	$122	$125	$144	$135	$134	$492	$513	$465
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	—	—	—	—
Operating expense	162	187	138	78	80	79	80	83	77	320	350	294
Income from continuing operations before taxes (benefits)	$70	$69	$68	$38	$42	$46	$64	$52	$57	$172	$163	$171
Average assets (a)	$1.4	$1.6	$1.4	$0.5	$0.6	$0.5	$6.6	$6.4	$6.0	$8.5	$8.6	$7.9
Average common equity	$0.7	$0.6	$0.6	$0.3	$0.2	$0.2	$0.4	$0.5	$0.5	$1.4	$1.3	$1.3
Average Tier I preferred equity	$0.4	$0.4	$0.3	$0.1	$0.1	$0.1	$0.1	$0.1	$0.2	$0.6	$0.6	$0.6

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services			Total Payments and Securities Services
	1Q05	4Q04	1Q04	1Q05	4Q04	1Q04	1Q05	4Q04	1Q04
Total revenue	$235	$216	$214	$179	$176	$179	$414	$392	$393
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	—
Operating expense	180	176	163	133	134	125	313	310	288
Income from continuing operations before taxes (benefits)	$55	$40	$51	$46	$42	$54	$101	$82	$105
Average assets (a)	$8.2	$8.0	$7.1	$7.8	$7.7	$6.6	$16.0	$15.7	$13.7
Average common equity	$0.5	$0.6	$0.6	$0.3	$0.3	$0.3	$0.8	$0.9	$0.9
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Treasury Services/ Other Activity			Consolidated Results
	1Q05	4Q04	1Q04	1Q05	4Q04	1Q04
Total revenue (b)	$286	$118	$186	$1,192	$1,023	$1,044
Credit quality expense (revenue)	(1)	(4)	(7)	(1)	(4)	(7)
Operating expense	80	65	88	713	725	670
Income from continuing operations before taxes (benefits)	$207	$57	$105	$480	$302	$381
Average assets (a)	$11.9	$11.1	$11.0	$36.9	$36.0	$33.2
Average common equity	$2.0	$1.8	$1.6	$4.2	$4.0	$3.8
Average Tier I preferred equity	$0.2	$0.2	$0.2	$1.0	$1.0	$1.0
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. Consolidated average assets includes average assets of discontinued operations of $.5 billion for the first quarter of 2005, $.6 billion for the fourth quarter of 2004 and $.6 billion for the first quarter of 2004.
(b)	Consolidated results include FTE impact of $14 million for the first quarter of 2005, $15 million for the fourth quarter of 2004 and $16 million for the first quarter of 2004.

Note: Prior periods sector data may reflect immaterial reclassifications as a result of minor changes made to be consistent with current period presentation.

28    Mellon Financial Corporation

The results of our business sectors are presented and analyzed on an internal management reporting basis. Revenue amounts reflect fee revenue generated directly by each sector, as well as fee revenue transferred between sectors under revenue transfer agreements, with net interest revenue generated directly by or allocated to the sector. The accounting policies of the business sectors are the same as those described in Note 1 of Mellon’s 2004 Financial Annual Report except: other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); and credit quality expense (revenue) for the sectors is presented on a net charge-off (recovery) basis, including the Treasury Services component of the Treasury Services/Other Activity sector. In the first quarter of 2005, we further refined our capital allocations to our Asset Management and Payments and Securities Services business sectors to better reflect credit risk, operating risk, market risk and strategic risk inherent in those businesses and the required economic capital to reflect those risks, at a 99.97% confidence level. The decrease in allocated capital was approximately $150 million versus the amount that would have been allocated using prior methodologies.

The Business Sector information is reported on a continuing operations basis for all periods presented. See Note 3 of this report for a discussion of discontinued operations.

Following is a discussion of Mellon’s six business sectors. In the tables that follow, the income statement amounts are presented in millions and are on an FTE basis, the assets under management, administration or custody are period-end market values and are presented in billions, and the return on common equity is annualized. Where applicable and when possible, revenue and expense growth rates are reported excluding the impact of acquisitions, divestitures or the formation of joint ventures to improve period to period comparability. The operations of acquired businesses are integrated with the existing business sectors soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding the acquisitions, we cannot accurately determine the impact of acquisitions on income before taxes and therefore do not report it.

See pages 22 through 28 of Mellon’s 2004 Financial Annual Report for a discussion of the products and services offered, the distribution channels for the products and services and the factors that drive the performance of the Institutional Asset Management, Mutual Funds, Private Wealth Management & Asset Servicing sectors. The Payment Solutions & Investor Services and Treasury Services/Other Activity sectors are discussed below.

Institutional Asset Management

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Institutional clients	$146	$173	$133
Mutual funds	52	49	40
Private clients	12	12	11

Total investment management revenue	$210	$234	$184
Institutional trust and custody revenue	6	5	6
Transfer revenue (a)	16	13	12
Other fee revenue	4	8	8
Net interest revenue (expense)	(4)	(4)	(4)

Total revenue	232	256	206
Operating expense	162	187	138

Income before taxes	$70	$69	$68
Return on common equity (annualized)	26%	29%	33%
Pre-tax operating margin	30%	27%	33%

Assets under management (b)	$520	$500	$469
Plus: subadvised for other Mellon sectors	35	26	22

	$555	$526	$491

Assets under administration or custody	$9	$8	$7
(a)	Consists largely of sub-advisory and distribution fees credited to the Institutional Asset Management sector from the Mutual Fund sector.
(b)	Includes $109 billion, $87 billion and $77 billion of securities lending assets advised by Institutional Asset Management. However, fees earned on these assets are shown as securities lending fees in the Asset Servicing sector.

Mellon Financial Corporation    29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally.

The $26 million, or 13%, increase in revenue in the first quarter of 2005 compared with the first quarter of 2004 primarily resulted from an increase in investment management fees, primarily due to the impact of acquisitions, improved equity markets and net inflows, partially offset by a $12 million decrease in performance fees. As shown in the table on page 18, assets under management for this sector, before amounts subadvised for other sectors, increased $51 billion from March 31, 2004, resulting from $31 billion of net inflows, $15 billion of market appreciation and $5 billion from acquisitions. Operating expense increased $24 million, or 17%, primarily as a result of acquisitions. The decrease in the pre-tax operating margin compared with the first quarter of 2004 resulted from lower high margin performance fees and acquisitions. Income before taxes increased $2 million, or 3%, compared with the first quarter of 2004.

Results for the first quarter of 2005 compared with the fourth quarter of 2004 reflect a $1 million, or 2% (unannualized), increase in income before taxes as a $24 million, or 9% (unannualized), decrease in revenue was more than offset by a $25 million, or 14% (unannualized), decrease in expense. The decrease in revenue resulted from a $33 million seasonal decrease in performance fees. The decrease in expense reflects the $11 million loss associated with the trade execution of securities recorded in the fourth quarter of 2004 and lower incentive expense. The pre-tax operating margin improved compared with the fourth quarter of 2004 as the expense decreases mentioned above more than offset a decrease in performance fees. As shown in the table on page 18, assets under management for this sector, before amounts subadvised for other sectors, increased $20 billion, or 4% (unannualized), from Dec. 31, 2004, primarily due to money market and securities lending inflows, partially offset by the impact of market depreciation.

Mutual Funds

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Mutual funds	$124	$131	$135
Private clients	6	5	5
Institutional clients	3	3	4

Total investment management revenue	$133	$139	$144
Institutional trust and custody revenue	1	1	(1	)(a)
Transfer revenue (b)	(16)	(15)	(15)
Other fee revenue	(2)	(2)	(2)
Net interest revenue (expense)	—	(1)	(1)

Total revenue	116	122	125
Total operating expense	78	80	79

Income before taxes	$38	$42	$46
Return on common equity (annualized)	36%	46%	50%
Pre-tax operating margin	33%	34%	37%

Assets under management	$160	$157	$163
Less: subadvised by other Mellon sectors	(33)	(24)	(22)

	$127	$133	$141
(a)	Administration fees paid to third parties in excess of amounts collected.
(b)	Consists of sub-advisory and distribution fees credited to other sectors.

Mutual Funds consists of all products and services associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), separately managed accounts and annuities.

Income before taxes for this sector decreased $8 million, or 17%, in the first quarter of 2005 compared with the first quarter of 2004. Total revenue decreased $9 million, or 7%, reflecting lower average levels of institutional cash management funds due to net outflows. The $1 million decrease in operating expense primarily resulted from lower incentives and other expenses. The decrease in the pre-tax operating margin compared with the first quarter of 2004 reflects the factors mentioned above. Assets under management for this sector, before amounts subadvised for other

30    Mellon Financial Corporation

sectors, of $160 billion were down 2% from $163 billion at March 31, 2004, resulting from institutional cash management outflows.

Results for the first quarter of 2005 compared with the fourth quarter of 2004 reflect a $4 million, or 10% (unannualized), decrease in income before taxes as the impact of a $6 million, or 5% (unannualized), decrease in revenue more than offset a $2 million, or 3% (unannualized), decrease in expense. The decrease in revenue was due mainly to fewer days in the first quarter of 2005. The decrease in expense resulted from lower expenses in several categories, including incentives. The decrease in pre-tax operating margin compared with the fourth quarter of 2004 reflects the factors mentioned above. Assets under management for this sector, before amounts subadvised for other sectors, of $160 billion were up 2% from $157 billion at Dec. 31, 2004, reflecting institutional money market inflows.

Private Wealth Management

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Investment management revenue	$81	$77	$74
Institutional trust and custody revenue	3	2	2
Transfer revenue	—	—	2
Other fee revenue	3	4	4
Net interest revenue	57	52	52

Total revenue	144	135	134
Total operating expense	80	83	77

Income before taxes	$64	$52	$57
Return on common equity (annualized)	40%	28%	31%
Pre-tax operating margin	44%	38%	43%

Total client assets at beginning of quarter	$78	$76	$75
Acquisitions	—	1	—
Transfers	—	(2)	—
Market appreciation (depreciation)	(1)	3	1

Total client assets at end of quarter (a)	$77	$78	$76
(a)	Includes assets under management, before amounts subadvised by/for other sectors, of $49 billion, $50 billion and $47 billion.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than 60 locations in 15 states.

Income before taxes for this sector increased $7 million, or 11%, in the first quarter of 2005 compared with the first quarter of 2004, as a $10 million, or 7%, increase in revenue more than offset a $3 million, or 5%, increase in expense. The increase in revenue resulted from higher investment management fee revenue, primarily due to the impact of improved equity markets, net new business and acquisitions. Higher net interest revenue also contributed to the increase in revenue. The increase in expense primarily resulted from business growth and acquisitions. The pre-tax margin increased to 44% due to positive operating leverage. Client assets increased $1 billion from March 31, 2004, primarily reflecting the impact of acquisitions and equity market appreciation.

Results for the first quarter of 2005 compared to the fourth quarter of 2004 reflect a $12 million, or 23% (unannualized), increase in income before taxes, resulting from a $9 million, or 7% (unannualized), increase in revenue and positive operating leverage. The increase in revenue resulted from higher net interest revenue and higher fee revenue from net new business and acquisitions. The $3 million, or 3% (unannualized), decrease in expense mainly reflects lower marketing, travel and professional consulting expenses partially offset by higher incentive expense. Client assets were $77 billion at March 31, 2005, a decrease of $1 billion from Dec. 31, 2004, reflecting the impact of equity market depreciation.

Mellon Financial Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Asset Servicing

	Quarter ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Institutional trust and custody revenue	$132	$127	$120
Securities lending revenue	24	18	18

Total institutional trust and custody revenue (a)	$156	$145	$138
Transfer revenue	(2)	—	—
Other fee revenue (b)	62	51	62
Net interest revenue	19	20	14

Total revenue	235	216	214
Total operating expense	180	176	163

Income before taxes	$55	$40	$51
Return on common equity (annualized)	30%	17%	22%
Pre-tax operating margin	24%	19%	24%

Assets under administration or custody	$3,259	$3,199	$2,793
(a)	Securities lending assets are included in assets under management in the Institutional Asset Management sector. Fees on those assets are recorded above as institutional trust and custody revenue.
(b)	Primarily consists of foreign exchange revenue of $52 million, $41 million and $57 million.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, fund administration, Web-based investment management software and foreign exchange and derivative products.

Income before taxes for this sector increased $4 million, or 9%, in the first quarter of 2005 compared with the first quarter of 2004, driven by a $21 million, or 10%, increase in revenue and slightly positive operating leverage. The increase in revenue was due to higher institutional trust and custody revenue from net new business, improved market conditions, higher securities lending revenue and the DPM acquisition, as well as from higher net interest revenue. The $17 million, or 10%, increase in operating expense resulted from business growth and the acquisition. Assets under administration or custody for this sector were $3.259 trillion at March 31, 2005, an increase of $466 billion, or 17%, compared with March 31, 2004. The increase compared with March 31, 2004, resulted from net new business conversions and market appreciation.

Results for the first quarter of 2005 compared with the fourth quarter of 2004 reflect a $15 million, or 38% (unannualized), increase in income before taxes, driven by a $19 million, or 9% (unannualized), increase in revenue and strong positive operating leverage. The increase in revenue was primarily the result of higher foreign exchange trading revenue as well as institutional trust and custody revenue, reflecting higher securities lending revenue and the impact of an acquisition. The $4 million, or 2% (unannualized), increase in operating expense resulted from business growth and acquisitions. Assets under administration or custody increased $60 billion, or 2% (unannualized), compared with Dec. 31, 2004, reflecting net new business conversions and an acquisition, partially offset by market depreciation.

Payment Solutions & Investor Services

	Quarter ended
(dollar amounts in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Payment solutions & investor services fee revenue	$134	$138	$145
Other fee revenue	8	5	3
Net interest revenue	37	33	31

Total revenue	179	176	179
Total operating expense	133	134	125

Income before taxes	$46	$42	$54
Return on common equity (annualized)	38%	37%	46%
Pre-tax operating margin	26%	24%	30%

The Payment Solutions & Investor Services sector includes:

•	Global cash management (GCM) - The results of GCM are driven by transaction activity including automated clearinghouse, wire transfer and telecash; remittance processing services, primarily wholesale/custom and retail lockbox; and ancillary processing services for check clearing, imaging and storage activities. The other significant driver to GCM’s results is net interest revenue earned from the deposit balances generated by activity across the business operations;

32    Mellon Financial Corporation

•	Mellon Investor Services provides shareholder services that consist of a diverse array of products to shareholders and corporations including stock transfer and recordkeeping services, investment plan services, demutualizations, corporate actions and unclaimed property services;

•	SourceNet, which offers accounts payable and other business processing; and

•	Mellon Financial Markets, our full-service broker-dealer subsidiary.

Within the Payment Solutions & Investor Services business sector, investor services revenue includes earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $507 million at March 31, 2005.

Income before taxes for this sector decreased $8 million, or 16%, in the first quarter of 2005 compared with the first quarter of 2004, resulting from higher expenses. Revenue was unchanged as cash management results, including the net interest revenue earned from customers who pay for services with compensating deposit balances, increased 5%, plus the impact of the SourceNet acquisition, was offset by lower investor services revenue, which included additional high margin ancillary revenue in the first quarter of 2004. The $8 million, or 7%, increase in expense mainly resulted from higher staff expense as well as the impact of the SourceNet acquisition.

Results for the first quarter of 2005 compared with the fourth quarter of 2004 reflect a $4 million, or 11% (unannualized), increase in income before taxes driven by a $3 million, or 2% (unannualized), increase in revenue and positive operating leverage. The increase in revenue was primarily due to higher cash management revenue, the SourceNet acquisition and higher net interest revenue, partially offset by lower investor services fees. Operating expense for the sector decreased primarily due to lower processing volumes.

Treasury Services/Other Activity

As discussed on page 28, the global cash management and Mellon Financial Markets businesses were moved from the Treasury Services sector to the PS&IS sector. The current Treasury Services activities include:

•	credit products for large corporations;

•	insurance premium financing (AFCO);

•	commercial real estate lending; and

•	the activities of Mellon 1st Business Bank, National Association, in California.

Other Activity includes:

•	business exits activity, including;

•	the results of large ticket leasing, which is in a runoff mode;

•	several small non-strategic businesses;

•	the merchant card business; and

•	certain lending relationships that Mellon is in the process of exiting;

•	the results of Mellon Ventures, our venture capital group; and

•	and business activities or utilities, including Corporate Treasury, that are not separate lines of business or have not been fully allocated for management reporting purposes to the business sectors.

The aggregation of the current Treasury Services activities, together with business exits activity and the results of Mellon Ventures presents the results of capital driven activities to earn net interest revenue, financing-related revenue and equity investment gains.

Treasury Services/Other Activity - income from continuing operations before taxes (a)

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Treasury services	$17	$22	$33
Other activity:
Venture capital	6	17	(9)
Business exits	2	15	(9)
Corporate activity/other	182	3	90
Total - Treasury Services/Other Activity	$207	$57	$105
(a)	See the discussion below of the revenue and expense items included in this sector.

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Revenue in the Treasury Services/Other Activity sector primarily reflects:

•	net interest revenue from loans;

•	net interest revenue of business exits activity;

•	gains (losses) and funding costs of Mellon Ventures’ portfolio;

•	gains (losses) from the sale of securities and other assets; and

•	earnings on capital above that required for the business sectors.

Operating expense includes:

•	direct expenses supporting the remaining Treasury Services activities;

•	various direct expenses for items not attributable to the operations of a business sector;

•	a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the business sectors; and

•	the expenses of Mellon Ventures.

Assets in Treasury Services/Other Activity include assets of the activities discussed below that we intend to exit, the investments of Mellon Ventures and assets of certain areas not identified with the asset management and payments and securities services business sectors. This sector also includes assets and liabilities recorded in Corporate Treasury and not allocated to a particular line of business. Average common equity represents capital in excess of that required for the business sectors, as well as capital required to support Treasury Services lending activity and for the investments of Mellon Ventures and business exits.

Our credit strategy is to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of our fee-based services does not exist. The loans and leases included in business exits are:

•	Mellon’s large ticket lease portfolio, which was principally transaction-based; and

•	loans to companies where a broad fee-based relationship does not exist.

We will not renew these credit relationships with such companies when the respective contractual commitment periods end. We may consider selling remaining commitments on a case-by-case basis as opportunities arise.

Results for Treasury Services activities in the first quarter of 2005 compared with prior quarters reflect lower net interest revenue from a lower average level of loans and lower spreads.

The Treasury Services/Other Activity sector also reflects the following activity:

In the first quarter of 2005:

•	a $197 million gain from the sale of our remaining investment in Shinsei Bank;

•	$16 million of net gains from venture capital activities;

•	a $10 million charge associated with the early extinguishment of debt;

•	$5 million of additional expenses related to charges initially recorded in 2004 as discussed on page 25; and

•	a $1 million negative provision for credit losses.

In the first quarter of 2004:

•	a $93 million gain from the sale of approximately 35% of our investment in Shinsei Bank;

•	the $19 million charge for the writedown of two small non-strategic businesses, one of which was sold in 2004; and

•	a $7 million negative provision for credit losses.

In the fourth quarter of 2004:

•	$28 million of net gains from venture capital activities;

•	the $17 million sublease loss reserve reversal related to the execution of a new lease on our headquarters building in Pittsburgh; and

•	a $4 million negative provision for credit losses.

34    Mellon Financial Corporation

Venture capital investments

Venture capital investment portfolio - gain (loss)

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Private and publicly held direct investments:
Realized gains	$8	$3	$5
Unrealized gains/(losses)	6	15	(1)
Total	14	18	4
Third party indirect funds:
Realized gains/(losses)	2	11	(3)
Unrealized gains/(losses)	2	1	2
Management fees	(2)	(2)	(2)
Total	2	10	(3)
Total venture capital equity investment revenue	$16	$28	$1

Venture capital investment portfolio - activity

(in millions)	First Quarter 2005	Life to date
Direct investments:
Carrying value at end of period (a)	$357	$357
Cost at end of period	413	413
Cash disbursements	9	979
Cash receipts	50	388
Unfunded commitments	2	—
Indirect investments:
Carrying value at end of period	214	214
Cost at end of period	233	233
Cash disbursements	8	493
Cash receipts	4	262
Unfunded commitments	110	—
Total active investments:
Carrying value at end of period (b)		$571
Cost at end of period		646
(a)	At March 31, 2005, there were 64 actively managed investments with an average original cost basis of approximately $6 million. Direct investments include $39 million of venture capital direct mezzanine investments in the form of subordinated debt.
(b)	In 2004, Mellon confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. Mellon Ventures will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio.

Capital

Capital

(dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Total shareholders’ equity	$4,203	$4,102	$3,866
Total shareholders’ equity to assets ratio	11.23%	11.05%	11.41%

Tangible shareholders’ equity	$1,890	$1,636	$1,568
Tangible shareholders’ equity to assets ratio (a)	5.38%	4.72%	4.96%

Tier I capital ratio (b)(c)	10.79%	10.54%	8.69%
Total (Tier I plus Tier II) capital ratio (b)(c)	16.83%	16.47%	13.65%
Leverage capital ratio (b)(c)	8.06%	7.87%	8.06%
Total Tier I capital	$2,757	$2,618	$2,466
Total (Tier I plus Tier II) capital	$4,300	$4,092	$3,870
Total risk-adjusted assets	$25,547	$24,845	$28,363
Average assets - leverage capital basis	$34,207	$33,271	$30,598

Book value per common share	$9.93	$9.69	$9.11
Tangible book value per common share	$4.47	$3.86	$3.70

Closing common stock price per share	$28.54	$31.11	$31.29
Market capitalization	$12,078	$13,171	$13,282
Common shares outstanding	423,203	423,354	424,491
(a)	Shareholders’ equity less goodwill and intangibles divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust preferred securities in Tier I capital, the tangible shareholders’ equity to asset ratio would have been 5.80%, 5.01% and 5.19%.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

Mellon’s higher total shareholders’ equity to assets ratio at March 31, 2005 compared with Dec. 31, 2004, reflects the impact of earnings retention. The ratio compared with March 31, 2004 reflects the impact of a larger balance sheet. Tangible shareholders’ equity increased $254 million from $1.636 billion at Dec. 31, 2004. This increase primarily resulted from adopting discontinued operations accounting for the businesses included in the former Human Resources & Investor Solutions sector and the related reduction in goodwill and intangibles, as well as from earnings retention. This change resulted in a 47 basis point increase in the tangible shareholders’ equity to assets ratio. For a

Mellon Financial Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

discussion of our capital management policies, see page 33 of Mellon’s 2004 Financial Annual Report.

The risk-based capital ratios compared with March 31, 2004 improved due to earnings retention as well as a lower level of risk-adjusted assets. The decrease in risk-adjusted assets resulted in part from a lower level of risk-adjusted assets related to a guarantee provided to the ABN AMRO Mellon custody joint venture for securities lending activity. At March 31, 2005, that guarantee decreased our Tier I and Total capital ratios by approximately 40 basis points and 60 basis points compared with approximately 25 basis points and 40 basis points at Dec. 31, 2004, and approximately 135 basis points and 205 basis points at March 31, 2004.

In March 2005, the Board of Governors of the Federal Reserve System (the Board) amended its risk-based capital standards for bank holding companies to allow the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board’s final rule limits trust-preferred securities taken together with certain core capital elements to 25% of core capital elements, net of goodwill less any associated deferred tax liability, for non-internationally active banks. For internationally active bank holding companies (defined as bank holding companies with consolidated total assets of $250 billion or more, or total on-balance sheet foreign exposure of $10 billion or more) the Board further restricts the inclusion of trust-preferred securities to 15% of core capital elements, net of goodwill less any associated deferred tax liability. The quantitative limits become effective on March 31, 2009. Under the limitations discussed above, at March 31, 2005, Mellon’s risk-based capital ratios would have exceeded the well capitalized guidelines.

In October 2002, Mellon’s Board of Directors authorized a share repurchase program of up to 25 million shares of common stock. During the first quarter of 2005, 1.5 million common shares were repurchased by Mellon under this publicly announced program. At March 31, 2005, an additional 8 million common shares were available for repurchase under this program, which does not have an expiration date. Share reissuances, primarily for employee benefit plan purposes, totaled 1.7 million for the first quarter of 2005.

Share repurchases during first quarter 2005

(common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
January 2005	263		$29.35	—
February 2005	72		28.96	—
March 2005	1,565		28.86	1,500
First quarter 2005	1,900	(b)	$28.93	1,500
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the first quarter of 2005 was $55 million.
(b)	Includes 400 thousand shares, at a purchase price of $12 million, purchased from employees in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 36 and 37 of Mellon’s 2004 Financial Annual Report.

Composition of loan portfolio

The loan portfolio at March 31, 2005 increased $324 million compared with Dec. 31, 2004 and decreased $320 million compared with March 31, 2004. The increase compared with Dec. 31, 2004, reflects higher levels of commercial and financial and international loans and leases, in part resulting from maturing insurance premium finance loan securitizations. The decrease compared with March 31, 2004 reflects lower levels of commercial and financial loans and commercial real estate loans, partially offset by a higher level of personal loans.

At March 31, 2005, approximately 73% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has:

•	a Moody’s long-term rating of Baa3 or better, and/or;

•	a Standard and Poor’s long-term rating of BBB- or better; or

36    Mellon Financial Corporation

•	if unrated, an equivalent rating using our internal risk ratings.

Composition of loan portfolio

(in millions)	March 31, 2005		Dec. 31, 2004	March 31, 2004
Domestic loans and leases:
Commercial and financial (a)	$2,420		$2,190	$2,650
Commercial real estate	1,871		1,916	2,101
Personal (b)	2,034		1,993	1,797
Lease finance assets (c)	449		456	495
Total domestic loans and leases	6,774		6,555	7,043
International loans and leases	304		199	355
Total loans and leases, net of unearned discount	$7,078	(d)	$6,754	$7,398
(a)	Previously included venture capital direct mezzanine investments in the form of subordinated debt. These investments totaled $39 million at March 31, 2005 and $36 million at Dec. 31, 2004 and were reclassified to Other assets on the balance sheet. March 31, 2004 was not reclassified.
(b)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth Management sector.
(c)	Represents large ticket lease assets that will continue to run-off through repayments, possible sales and no new originations.
(d)	Includes $3.594 billion of loans to Private Wealth Management customers and $929 million of loans to Mellon 1st Business Bank, National Association customers.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)(b)

(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Unfunded commitments to extend credit (c):
Expire within one year	$5,440	$5,507	$7,950
Expire within one to five years	7,309	7,339	6,953
Expire over five years	211	125	163
Total unfunded commitments to extend credit	12,960	12,971	15,066

Commercial letters of credit (d)	6	5	9

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,390	1,327	1,507
Custodian securities lent with indemnification against broker default of return of securities	97,370	83,934	83,461
Liquidity support provided to TRFC	444	623	742
(a)	For a further discussion, see pages 101 through 104 of Mellon’s 2004 Financial Annual Report. In addition, we extended commitments to fund venture capital investments of $112 million at March 31, 2005, $122 million at Dec. 31, 2004 and $157 million at March 31, 2004.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $491 million at March 31, 2005, $412 million at Dec 31, 2004 and $449 million at March 31, 2004.
(d)	Net of participations and collateral totaling $45 million at March 31, 2005, $45 million at Dec. 31, 2004 and $6 million at March 31, 2004.
(e)	Net of participations and cash collateral totaling $209 million at March 31, 2005, $199 million at Dec. 31, 2004 and $195 million at March 31, 2004. At March 31, 2005, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

Unfunded commitments to extend credit

Total unfunded commitments to extend credit decreased $11 million, or less than 1%, compared with Dec. 31, 2004, and $2.106 billion, or 14%, compared with March 31, 2004. Unfunded commitments to extend credit expiring over one year

Mellon Financial Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

increased $56 million, or less than 1%, compared with Dec. 31, 2004 and $404 million, or 6%, compared with March 31, 2004. The increase compared with March 31, 2004 resulted from a shift towards longer maturities of loan commitments. At March 31, 2005, approximately 98% of unfunded loan commitments to our large corporate customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, Mellon offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate Mellon for a stated period to disburse funds to a third-party beneficiary if our customer fails to perform under the terms of an agreement with the beneficiary. We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At March 31, 2005, we had a liability of $7 million related to letters of credit issued or modified since Dec. 31, 2002.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $97 billion at March 31, 2005 and were primarily collateralized by cash and U.S. government securities.

For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 47, 48, 102 and 103 of Mellon’s 2004 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002 to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled approximately $38 billion at March 31, 2005, primarily relating to securities lending activity. Agency securities lending represents approximately $36 billion of this guarantee, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions are collateralized by approximately $36 billion, comprised of cash, OECD government securities and equities. This potential exposure also assumes that there are no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO Bank N.V.

Mellon has also provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to its provision of financial services. We have purchased insurance to mitigate certain of these risks. Mellon is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

Mellon’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a

38    Mellon Financial Corporation

subsidiary of either the Bank or Mellon. Its financial results are not included in the financial statements of the Bank or Mellon. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. The Bank operates as a referral agent and refers transactions to TRFC as well as providing all administrative services. Loans or other assets are not transferred from the Bank to TRFC. TRFC sold subordinated notes to an unrelated third party in 2003 and as a result of that sale, Mellon is not the “primary beneficiary” of TRFC, as defined by FIN 46 Revised.

Fee revenue of less than $1 million was received from this entity in each of the first quarter of 2005, fourth quarter of 2004, and first quarter of 2004, for the services and the liquidity and credit support facilities. At March 31, 2005, TRFC’s receivables totaled $421 million and commercial paper outstanding totaled $444 million compared with $623 million for each at Dec. 31, 2004. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $50 million at both March 31, 2005 and Dec. 31, 2004. Mellon’s maximum loss exposure related to TRFC, which is required to be disclosed under FIN 46, is the full amount of the liquidity facility, or $444 million, at March 31, 2005. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 37. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2004 Financial Annual Report.

Nonperforming assets

Nonperforming assets

(dollar amounts in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Nonperforming loans:
Commercial and financial	$9	$10	$48
Personal	4	4	2
Commercial real estate	—	—	1
Lease finance assets	15	15	—
Total nonperforming loans (a)	28	29	51
Total acquired property	—	—	—
Total nonperforming assets	$28	$29	$51
Nonperforming loans as a percentage of total loans	.39%	.43%	.68%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.98%	1.08%	1.99%
(a)	Includes $7 million, $9 million and $9 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

The $28 million balance of total nonperforming loans at March 31, 2005 was comprised of a $15 million lease to a low-fare airline, a loan of $5 million to a cable television operator and $8 million of various smaller loans. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in our 2004 Financial Annual Report.

At March 31, 2005 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $11 million, $1 million and $5 million. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

Provision and reserve for credit exposure

Mellon’s accounting policy regarding the reserve for credit exposure is regarded as a critical accounting policy in that it involves significant management valuation judgements. For a further discussion of our accounting policy relating to the reserve for credit exposure see pages 45 and 46 of this report.

The allocation of the reserve for credit exposure is presented below. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure

(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Reserve for loan losses:
Base reserves:
Commercial and financial	$40	$36	$43
Commercial real estate	5	9	13
Personal	4	5	6
Lease assets	33	15	13
Total domestic base reserve	82	65	75
International	1	2	2
Total base reserve	83	67	77
Impairment/judgmental	4	6	2
Unallocated	—	25	15
Total loan loss reserve	$87	$98	$94
Reserve for unfunded commitments:
Commitments	$70	$57	$63
Letters of credit and bankers acceptances	7	10	14
Total unfunded commitments reserve	$77	$67	$77
Total reserve for credit exposure	$164	$165	$171

The increase in the total base reserve and the decrease in the unallocated loan loss reserve at March 31, 2005 compared with Dec. 31, 2004 was primarily driven by higher commercial and financial, and lease asset reserves due to refinement of the methodology used to determine the level of reserves, that was implemented during the first quarter of 2005. New quantitative factors have replaced the historical loss factors and take into account the credit rating, maturity, exposure size and industry. The decrease in the impairment/judgmental reserve is due to a lower level of impaired credits with no change to the judgmental reserve on a nonperforming leasing credit, which has been reviewed for potential loss content. The increase in the reserves for unfunded commitments at March 31, 2005 from Dec. 31, 2004 is primarily related to the refinement of methodology used to determine the level of reserves.

Mellon’s management concluded that, at March 31, 2005, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio.

The net provision for credit losses totaled negative $1 million in the first quarter of 2005, compared with negative $7 million in the first quarter of 2004 and negative $4 million in the fourth quarter of 2004. There were no net credit-related losses in the first quarter of 2005 and the first quarter of 2004. Net credit recoveries totaled $1 million in the fourth quarter of 2004, as detailed in the table below.

40    Mellon Financial Corporation

Reserve activity Quarter ended

	March 31, 2005		Dec. 31, 2004		March 31, 2004
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$98	$67	$98	$71	$103	$75
Total credit losses	(1)	—	(1)	—	—	—
Total recoveries	1	—	2	—	—	—
Total net credit recoveries (losses) (a)	—	—	1	—	—	—
Securitizations	—	—	(1)	—	—	—
Provision for credit losses	(11)	10	—	(4)	(9)	2
Reserve at end of period	$87	$77	$98	$67	$94	$77
Reserve for loan losses as a percentage of total loans (b)	1.23%	N/M	1.45%	N/M	1.27%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (b)	N/M	.54%	N/M	.47%	N/M	.46%
Annualized net credit losses (recoveries) to average loans	—%	N/M	(.03)%	N/M	—%	N/M
(a)	Substantially all of the net credit losses/recoveries relate to commercial and financial loans.
(b)	At period-end.

N/M — Not meaningful.

Market and liquidity risk

For a discussion of the management of market and liquidity risk see page 42 of Mellon’s 2004 Financial Annual Report.

Asset/liability management

Asset/liability management activities address management of assets and liabilities from an interest rate risk, currency risk and liquidity management perspective, including the use of derivatives.

Selected average balances

	Quarter ended
(in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Assets:
Money market investments	$4,252	$4,157	$2,986
Trading account securities	308	248	356
Securities	13,714	12,743	11,013
Loans	6,882	7,205	7,489
Total interest- earning assets	25,156	24,353	21,844
Noninterest-earning assets	11,811	11,696	11,481
Reserve for loan losses	(98)	(98)	(103)
Total assets	$36,869	$35,951	$33,222
Funds supporting total assets:
Core funds	$34,400	$33,659	$30,147
Purchased funds	2,469	2,292	3,075
Funds supporting total assets	$36,869	$35,951	$33,222

The increase in average interest-earning assets in the first quarter of 2005 compared with both the first and fourth quarters of 2004 primarily resulted from higher levels of securities and money market investments, partially offset by lower levels of loans. The increase in average securities was due to purchases of floating rate and other short duration mortgage-backed securities. The lower level of

Mellon Financial Corporation    41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

loans was due in part to an insurance premium finance loan securitization partially offset by the maturation of securitizations. The increase in the proportion of average core funds to average total funds supporting total assets in the first quarter of 2005 compared with the first quarter of 2004, was primarily due to higher levels of custody, cash management and private wealth deposits. See pages 42 and 43 of Mellon’s 2004 Financial Annual Report for a definition of core and purchased funds.

Liquidity and dividends

We manage our liquidity position with the objective of maintaining the ability to fund commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Through active liquidity management, we seek to ensure that changes in funding requirements can be accommodated without materially impacting net income. Core demand and time deposits, gathered from our private wealth management, asset servicing and PS&IS businesses, are used in conjunction with long-term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, are also utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at the Mellon Financial Corporation (Parent Corporation) level.

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, N.A., and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2004 Financial Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2005 of up to approximately $365 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between April 1, 2005 and the date of any such dividend declaration. To comply with regulatory guidelines, Mellon and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At March 31, 2005, the Parent Corporation had $568 million of unencumbered liquid assets. The Parent Corporation has a $200 million revolving credit agreement with Mellon Bank, N.A., Mellon’s primary bank subsidiary, with a June 2005 expiration date. The agreement was executed at market terms. Under this agreement any borrowings are to be collateralized with eligible assets of our non-bank subsidiaries. There were no borrowings under this facility during the first quarter of 2005 or at March 31, 2005. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity to issue debt, equity and junior subordinated debentures under a shelf registration statement. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Debt ratings at March 31, 2005

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of Mellon’s long-term debt totaled approximately $100 million in the first quarter of 2005. Contractual maturities will total approximately $550 million for the remainder of 2005.

In March 2005, we repurchased and retired approximately $118 million of previously issued subordinated notes of Mellon Bank, N.A., due 2007, with a coupon rate of 7.625%. We recorded a pre-tax charge of $10 million on this transaction in the first quarter of 2005.

We paid $76 million in common stock dividends in the first quarter of 2005 compared with $68 million

42    Mellon Financial Corporation

in the first quarter of 2004. The common dividend payout ratio, on a net income basis, was 30% in the first quarter of 2005 on a dividend of $.18 per share compared with 28% in the first quarter of 2004 on a dividend of $.16 per share. On April 19, 2005, we announced a $.02, or 11%, increase in our quarterly common stock dividend rate to $.20 per share. Based upon shares outstanding at March 31, 2005 and the current quarterly common stock dividend rate of $.20 per share, the annual common stock dividend is expected to be approximately $340 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $28 million during the first three months of 2005 to $2.803 billion. The increase resulted from $336 million of net cash provided by financing activities and $90 million of net cash provided by operating activities, partially offset by $350 million of net cash used in investing activities. Net cash provided by financing activities primarily resulted from higher levels of deposits, federal funds purchased and other funds borrowed, partially offset by repayments of longer-term debt. Net cash used in investing activities primarily resulted from a higher level of securities available for sale and loan advances, partially offset by a lower level of federal funds sold.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in short-term interest rates on net interest revenue, earnings per share and return on equity. Given the relatively low interest rate environment that existed at March 31, 2005, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2005. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the March 31, 2005 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding Mellon’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 44 through 46 in Mellon’s 2004 Financial Annual Report.

Interest rate simulation sensitivity analysis

	Simulated increase (decrease) in the next 12 months
	Net interest revenue	Earnings per share	Return on equity
Movement in interest rates from March 31, 2005 rates:
Up 50 bp	1.1%	$0.01	9 b	p
Up 100 bp	2.0	0.02	16
Up 200 bp	3.3	0.03	27

Down 50 bp	(1.4)%	$(0.01)	(12) bp
Down 100 bp	(3.0)	(0.02)	(25)

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at both March 31, 2005 and March 31, 2004.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Mellon’s overall asset/liability management process to augment the management of interest rate exposure. The total notional amount of interest rate swaps used to manage interest rate risk was $3.082 billion at March 31, 2005, compared with $3.084 billion at Dec. 31, 2004 and $2.476 billion at March 31, 2004. The increase compared with March 31, 2004, primarily resulted from entering into instruments in conjunction with long-term debt issuances in 2004. The notional value at March 31, 2005 was primarily comprised of receive fixed instruments associated with long-term debt and junior subordinated debentures with a weighted average maturity of approximately 9 years and weighted average interest rates received and paid of 5.57% and 3.02%, respectively. The net interest differential between interest revenue and interest expense resulted in interest revenue of $29 million in the first quarter of 2005, compared with interest revenue of $37 million in the first quarter of 2004. Additional information

Mellon Financial Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

regarding these contracts is presented in Note 27 in Mellon’s 2004 Financial Annual Report.

We enter into interest rate swaps designated as fair value hedges, to convert portions of our fixed rate junior subordinated debentures to floating rate securities, our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate loans to variable rate loans. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps, and the fixed rate asset instruments are changed to variable rate instruments by entering into pay fixed/receive variable swaps. No ineffectiveness was recorded for the three months ended March 31, 2005 and March 31, 2004. At March 31, 2005, there were no outstanding cash flow hedges.

Derivative instruments used for trading purposes

Mellon enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing our risks in certain trading portfolios and as part of our proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange trading revenue and other revenue. Additional information regarding these contracts is presented in Mellon’s 2004 Financial Annual Report on pages 46 and 47 and in Note 27.

Derivative instruments used for trading purposes

(notional amounts in millions)	March 31, 2005	Dec. 31, 2004	March 31, 2004
Commitments to purchase and sell foreign currency contracts	$77,154	$64,170	$72,190
Foreign currency option contracts purchased	5,202	6,710	7,532
Foreign currency option contracts written	8,660	9,020	10,446
Interest rate agreements:
Interest rate swaps	11,406	10,916	9,813
Options, caps and floors purchased	797	799	405
Options, caps and floors written	788	741	541
Futures and forward contracts	10,819	8,880	14,158
Equity options	2,625	3,845	1,353
Credit default swaps	643	694	609
Total return swaps	32	33	47

We use a value-at-risk methodology to estimate the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Using our methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate average value-at-risk for trading activities and credit default swaps was approximately $5 million for the 60 business-day period ending March 31, 2005, compared with $5 million for the 60 business-day period ending Dec. 31, 2004 and approximately $4 million for the 60 business-day period ending March 31, 2004.

44    Mellon Financial Corporation

Critical accounting policies

Our significant accounting policies are discussed in Note 1 in Mellon’s 2004 Financial Annual Report. Our critical accounting policies are those related to valuing venture capital investments, provision and reserve for credit exposure, and accounting for pensions. For a discussion of the policies on valuing venture capital investments and accounting for pensions, see pages 55 through 57 and pages 93 and 94 of Mellon’s 2004 Financial Annual Report. In the first quarter of 2005, we refined our methodology used to determine the provision and level of reserve for credit exposure, as discussed below.

Provision and reserve for credit exposure

Mellon’s banking subsidiaries maintain a reserve for loan losses that is intended to adjust the value of their loans for inherent credit losses. The banking subsidiaries also maintain a reserve for unfunded commitments, namely loan commitments, letters of credit and bankers acceptances, that is reported as a liability on Mellon’s consolidated balance sheet. Provision to expense is recorded for each reserve. Transfers between the reserves can occur in conjunction with funding a loan and thereby decreasing unfunded commitments or conversely repaying a loan and thereby increasing unfunded commitments. The level of the reserve for unfunded commitments is determined following a methodology similar to that used for the reserve for loan losses. Mellon refers to the combined balance of the reserve for loan losses and the reserve for unfunded commitments as the “reserve for credit exposure.”

The reserve for credit exposure is maintained at a level that, in management’s judgment, is sufficient to absorb losses inherent in both the loan portfolio and in unfunded commitments as of the balance sheet date. The reserve is not specifically associated with individual loans or portfolio segments and is therefore available to absorb credit losses arising from any portfolio segment. We review the appropriateness of each reserve at least quarterly and have developed a methodology designed to provide a procedural discipline in assessing the appropriateness of the reserves. Our estimate of each reserve component is based on certain observable data that we believe are the most reflective of the underlying credit losses being estimated.

A key element of the methodology for determining the level of the reserve for credit exposure is Mellon’s credit risk evaluation process, which assigns a numerical risk rating to substantially all extensions of credit in our commercial, real estate, and international portfolios. The Customer Risk Rating evaluates a borrower’s expected ability to meet its obligations, through analysis of its financial statements and projections, cash flow, management, and other customer risk factors. The Facility Risk Rating defines the risk of a specific credit facility by overlaying the Customer Risk Rating with an analysis of factors such as loan structure and collateral.

In accordance with SFAS No. 5, “Accounting for Contingencies,” we provide a base reserve for commercial facilities which are not impaired. We have analyzed historical portfolio data on our primary credit exposure portfolios as well as various benchmarks to compute the “probability of default, loss given default and exposure at default.” Based on the risk rating, maturity, exposure size and industry of our current portfolio and the above calculated parameters, base rates are determined and applied to all non-impaired commercial loan balances. On at least an annual basis, all credit parameters will be validated and updated.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” any required impairment reserves are included in the reserve for loan losses. Using Mellon’s credit risk classification criteria, loan impairment on specific loans, for which principal and interest is not expected to be collected when contractually due, is measured based on observable market prices, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent with consideration being given to Mellon’s collection strategy. There are no base reserves carried on loans classified as impaired. Leasing credits, which are not subject to SFAS

Mellon Financial Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk (continued)

No. 114, follow the same criteria as impaired loans but the reserves are classified as judgmental.

The methodology for determining the reserve for unfunded commitments parallels the reserve for loan losses. We incorporate an estimate of probability of drawdown, which is applied to the commitment amount and then the base rates used for outstanding loans of the same credit risk rating are applied.

In addition to the components identified, management judgment can be applied to the reserve calculation, which is based upon a quarterly assessment conducted to identify the current stage of the business cycle. As such, Mellon’s reserve for credit exposure is solely an estimate based on our judgment. Due to the significance of our judgment used to calculate Mellon’s reserves, actual losses incurred could be higher or lower than the estimated reserves. When losses on specific loans or commitments are identified, we charge off the portion deemed uncollectible.

Supplemental information - income statement and selected data

Presented below, as supplemental information, is the full-year 2004 income statement and selected other data reflecting the adoption of discontinued operations accounting for the HR businesses to be sold to ACS and other discontinued operations, discussed further in Note 3 of this report.

Mellon Financial Corporation (and its subsidiaries)

Year ended
(in millions)	Dec. 31, 2004
Noninterest revenue
Investment management	$1,607
Institutional trust and custody	597
Payment solutions & investor services	575
Foreign exchange trading	186
Financing-related	137
Equity investment	160
Other	129
Total fee and other revenue	3,391
Gains on sales of securities	8
Total noninterest revenue	3,399
Net interest revenue
Interest revenue	850
Interest expense	384
Net interest revenue	466
Provision for credit losses	(11)
Net interest revenue after provision for credit losses	477
Operating expense
Staff	1,575
Professional, legal and other purchased services	388
Net occupancy	235
Equipment	169
Business development	87
Communications	83
Amortization of intangible assets	19
Other	151
Total operating expense	2,707
Income
Income from continuing operations before income taxes	1,169
Provision for income taxes	362
Income from continuing operations	807
Discontinued operations:
Loss from operations (net of tax credit of $10)	(16)
Net gain on disposals (net of tax expense of $3)	5
Loss from discontinued operations (net of tax credit of $7)	(11)
Net income	$796
Earnings per share (a)
Basic:
Continuing operations	$1.92
Discontinued operations	(.02)
Net income	$1.90

Diluted:
Continuing operations	$1.90
Discontinued operations	(.02)
Net income	$1.88
Selected data
Return on equity (b)	21.06%
Return on assets (b)	2.41%
Pre-tax operating margin (FTE) (b)	31%
(a)	Calculated based on unrounded numbers.
(b)	Continuing operations basis.

46    Mellon Financial Corporation

Item 4. Controls and Procedures

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2005, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of March 31, 2005, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Mellon Financial Corporation    47

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected cash contributions to funded defined benefit pension plans; amounts of contingent and deferred consideration payable for acquisitions; the expected closing date of a transaction; additional costs or asset writedowns expected to be recorded in the second quarter of 2005 and thereafter; the expected total after-tax loss on the sale of certain HR businesses to ACS; collectibility of securities; estimated amortization expense; long-term financial goals; quarters in which performance fees generally are highest; potential future venture capital gains or losses, possible changes in the value of the portfolio and intentions as to future investments; expected second quarter 2005 net interest revenue; the effect of a new accounting standard related to share-based payments; anticipated effective tax rate and the adequacy of tax accruals; the Corporation’s intention not to renew certain credit relationships; expected stock option expense in 2005 and 2006; liabilities for guarantees and indemnities; loss exposure related to Three Rivers Funding Corporation (TRFC); credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; contractual maturities of long-term debt; simulation of changes in interest rates; the value-at-risk for trading activities and credit default swaps; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; equity and fixed-income and foreign exchange market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; customers’ sensitivity to increases in oil prices and decreasing travel; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within Mellon’s markets; customer spending and savings habits; interest rate fluctuations; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation process; and the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

All statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

48    Mellon Financial Corporation

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against Mellon and our subsidiaries and certain former subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our businesses and operations and include suits relating to our servicing, investment, mutual fund, advisory, trust, custody, benefits consulting, shareholder services, cash management, lending, collections and other activities and operations.

On March 22, 2005, the United States Attorney for the Western District of Pennsylvania announced that six former employees of a subsidiary of Mellon had been indicted by a federal grand jury in Pittsburgh, Pennsylvania on a series of charges relating to the destruction in April 2001 of approximately 80,000 United States tax returns and payments. In related public comments, the United States Attorney indicated that the investigation is continuing. Mellon is cooperating fully in this investigation.

Because of the complex nature of some of these legal actions and proceedings, it may be a number of years before such matters ultimately are resolved. After consultation with legal counsel, Mellon’s management believes that the aggregate liability, if any, resulting from such pending and threatened legal actions and proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows, although there could be a material effect on results of operations for a particular period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On Jan. 24, 2005, the Corporation issued 27,388 shares of common stock to Wachovia Bank, N.A., as Trustee of the Mellon Financial Corporation Deferred Share Award Trust No. 2. In consideration for the issuance of the shares, Wachovia Bank, as Trustee, assumed the obligation of the Corporation under its Long-Term Profit Incentive Plan (2004) to deliver shares to individuals who received Deferred Share Awards under such Plan. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.
(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on page 36 of this report and is incorporated into this Item by reference.

Information regarding limitations on the payment of dividends by the Corporation’s national bank subsidiaries appears under “Liquidity and dividends” on page 42 of this report and is incorporated into this Item by reference.

Mellon Financial Corporation    49

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.

10.1	Stock Purchase Agreement dated as of March 15, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.2	Description of action taken by the Human Resources Committee of the Board of Directors of the Registrant on Feb. 15, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2004 Financial Annual Report to Shareholders.

50    Mellon Financial Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: May 5, 2005	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

Mellon Financial Corporation    51

CORPORATE INFORMATION

Business of Mellon	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its six business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Payment Solutions & Investor Services and Treasury Services/Other Activity), Mellon serves two distinct major classes of customers - corporations and institutions and high net worth individuals. For corporations and institutions, Mellon provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, shareholder services, treasury management and banking services. For individuals, Mellon provides mutual funds and wealth management. Mellon’s asset management businesses, which include The Dreyfus Corporation and U.K.-based Newton Investment Management, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from Mellon at the current market value. Nonshareholders may purchase their first shares of Mellon’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, visit www.melloninvestor.com or call 1 800 205-7699.

Form 10-K and Shareholder Publications	For a free copy of Mellon’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of Mellon, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001. The 2004 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com
Mellon Investor Services: www.melloninvestor.com
Also see Internet access for Business Groups/Principal Entities in the 2004 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Publication Requests/Securities Transfer Agent	To request the Annual Report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Stock Prices	Current prices for Mellon’s common stock can be viewed at www.mellon.com.

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

52    Mellon Financial Corporation

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Stock Purchase Agreement dated as of March 15, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated March 16, 2005 and incorporated herein by reference.

10.2	Description of action taken by the Human Resources Committee of the Board of Directors of the Registrant on Feb. 15, 2005.	Previously filed as Item 1.01 of the Current Report on Form 8-K (File No. 1-7410) dated Feb. 15, 2005 and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

Mellon Financial Corporation    53

Index to Exhibits

(continued)

Exhibit No.	Description	Method of Filing

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2004 Financial Annual Report to Shareholders.	Previously filed as a portion of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004 and incorporated herein by reference.

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

54    Mellon Financial Corporation