Form 10-Q
period 2005-06-30
MELLON FINANCIAL CORP
filed 2005-08-05
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes  ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2005

Common Stock, $.50 par value	418,163,977

MELLON FINANCIAL CORPORATION

SECOND QUARTER 2005 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement	2
Consolidated Balance Sheet	3
Consolidated Statement of Cash Flows	4
Consolidated Statement of Changes in Shareholders’ Equity	5

Notes to Financial Statements	7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	56

Cautionary Statement	57

Part II - Other Information

Item 1. Legal Proceedings.	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	58

Item 4. Submission of Matters to a Vote of Security Holders.	58

Item 6. Exhibits.	59

Signature	60

Corporate Information	61

Index to Exhibits	62

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENT

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts)		June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Noninterest	Investment management	$437	$424	$381	$861	$783
revenue	Institutional trust and custody	181	167	155	348	302
	Payment solutions & investor services	142	134	150	276	295
	Foreign exchange trading	50	54	50	104	107
	Financing-related	35	32	31	67	66
	Equity investment	15	219	9	234	107
	Other	38	31	36	69	64

	Total fee and other revenue	898	1,061	812	1,959	1,724
	Gains on sales of securities	—	—	8	—	8

	Total noninterest revenue	898	1,061	820	1,959	1,732

Net interest	Interest revenue	286	249	205	535	408
revenue	Interest expense	159	132	84	291	171

	Net interest revenue	127	117	121	244	237
	Provision for credit losses	3	(1)	—	2	(7)

	Net interest revenue after provision for credit losses	124	118	121	242	244

Operating	Staff	427	421	377	848	765
expense	Professional, legal and other purchased services	108	98	99	206	189
	Net occupancy	57	59	79	116	135
	Equipment	44	41	42	85	86
	Business development	23	21	22	44	43
	Communications	19	25	22	44	44
	Amortization of intangible assets	7	6	5	13	9
	Other	41	42	30	83	75

	Total operating expense	726	713	676	1,439	1,346

Income	Income from continuing operations before income taxes	296	466	265	762	630
	Provision for income taxes	93	161	85	254	203

	Income from continuing operations	203	305	180	508	427
	Discontinued operations:
	Loss from operations, net of tax credit of $(23), $(13), $(1), $(36) and $(2)	(49)	(51)	(4)	(100)	(7)
	Net gain (loss) on disposals, net of tax expense of $41, $-, $-, $41 and $1	(29)	1	—	(28)	1

	Loss from discontinued operations, net of tax expense (credit) of $18, $(13), $(1), $5 and $(1)	(78)	(50)	(4)	(128)	(6)

	Net income	$125	$255	$176	$380	$421

Earnings per	Basic:
share (a)	Continuing operations	$.49	$.73	$.43	$1.22	$1.02
	Discontinued operations	(.19)	(.12)	(.01)	(.31)	(.02)

	Net income	$.30	$.61	$.42	$.91	$1.00

	Diluted:
	Continuing operations	$.49	$.72	$.42	$1.21	$1.00
	Discontinued operations	(.19)	(.12)	—	(.31)	(.01)

	Net income	$.30	$.60	$.42	$.90	$.99

Shares	Basic average shares outstanding	414,908	419,662	419,015	417,272	420,341
outstanding	Common stock equivalents	3,036	3,475	4,780	3,327	5,134
	Diluted average shares outstanding	417,944	423,137	423,795	420,599	425,475
(a)	Calculated based on unrounded numbers.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		June 30, 2005	Dec. 31, 2004	June 30, 2004
Assets	Cash and due from banks	$2,787	$2,775	$3,172
	Interest-bearing deposits with banks	1,784	2,709	2,928
	Federal funds sold and securities under resale agreements	367	1,850	1,676
	Other money market investments	98	114	121
	Trading account securities	249	262	219
	Securities available for sale	15,500	13,376	11,331
	Investment securities (approximate fair value of $192, $217 and $251)	188	211	244
	Loans, net of unearned discount of $28, $28 and $27	7,533	6,754	6,963
	Reserve for loan losses	(87)	(98)	(96)

	Net loans	7,446	6,656	6,867
	Premises and equipment	600	688	678
	Goodwill	2,129	2,321	2,200
	Other intangibles	147	145	104
	Assets of discontinued operations	—	40	—
	Other assets	5,640	5,968	5,554

	Total assets	$36,935	$37,115	$35,094

Liabilities	Noninterest-bearing deposits in domestic offices	$7,628	$7,371	$7,461
	Interest-bearing deposits in domestic offices	9,941	10,170	9,604
	Interest-bearing deposits in foreign offices	6,247	6,050	5,437

	Total deposits	23,816	23,591	22,502
	Federal funds purchased and securities under repurchase agreements	912	704	862
	Term federal funds purchased and U.S. Treasury tax and loan demand notes	74	52	4
	Commercial paper	—	6	6
	Other funds borrowed	97	153	214
	Reserve for unfunded commitments	81	67	73
	Other liabilities	2,769	2,801	2,421
	Notes and debentures (with original maturities over one year)	4,008	4,567	4,221
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,056	1,057	1,042
	Liabilities of discontinued operations	—	15	—

	Total liabilities	32,813	33,013	31,345

Shareholders’ equity	Common stock - $.50 par value Authorized - 800,000,000 shares, Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,930	1,931	1,917
	Retained earnings	6,611	6,397	6,179
	Accumulated unrealized gain (loss), net of tax	(3)	49	(90)
	Treasury stock of 170,497,943; 165,308,079 and 164,658,700 shares, at cost	(4,710)	(4,569)	(4,551)

	Total shareholders’ equity	4,122	4,102	3,749

	Total liabilities and shareholders’ equity	$36,935	$37,115	$35,094

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS

Mellon Financial Corporation (and its subsidiaries)

		Six months ended June 30,
(in millions)		2005	2004
Cash flows from	Net income	$380	$421
operating activities	Income (loss) from discontinued operations	(128)	(6)
	Income from continuing operations	508	427
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and other amortization	71	70
	Deferred income tax expense	27	127
	Provision for credit losses	2	(7)
	Gain on sale of investment in Shinsei Bank	(197)	(93)
	Pension expense (credit)	8	(1)
	Net decrease in trading account securities	13	47
	Net change in accruals and other	165	(156)
	Net cash provided by continuing operations	597	414
Cash flows from	Net (increase) decrease in term deposits and other money market investments	941	(58)
investing activities	Net (increase) decrease in federal funds sold and securities under resale agreements	1,483	(973)
	Purchases of securities available for sale	(5,273)	(3,823)
	Proceeds from sales of securities available for sale	1,120	626
	Proceeds from maturities of securities available for sale	2,051	2,251
	Proceeds from maturities of investment securities	22	53
	Proceeds from the sale of investment in Shinsei Bank	244	120
	Net principal advances of loans to customers	(838)	(57)
	Proceeds from the sales and securitizations of loans	59	553
	Purchases of premises and equipment/capitalized software	(53)	(84)
	Proceeds from divestitures	358	—
	Net cash disbursed in acquisitions	(82)	(23)
	Net increase (decrease) from other investing activities	(22)	69
	Net cash provided by (used in) investing activities	10	(1,346)
Cash flows from	Net increase in deposits	244	1,724
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	208	108
	Net decrease in other funds borrowed	(33)	(103)
	Net decrease in commercial paper	(6)	(4)
	Repayments of longer-term debt	(518)	(205)
	Net proceeds from issuance of longer-term debt	—	298
	Dividends paid on common stock	(160)	(144)
	Proceeds from issuance of common stock	23	21
	Repurchase of common stock	(223)	(198)
	Net cash provided by (used in) financing activities	(465)	1,497
	Effect of foreign currency exchange rates	(100)	(3)
	Net cash provided by (used in) discontinued operations	(30)	8
Change in cash and	Net increase in cash and due from banks	12	570
due from banks	Cash and due from banks at beginning of period	2,775	2,602
	Cash and due from banks at end of period	$2,787	$3,172
Supplemental	Interest paid	$279	$145
disclosures	Income taxes paid (a)	(196)	(155)
	Income taxes refunded (a)	2	1
(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at March 31, 2005	$294	$1,926	$6,574	$(18)	$(4,573)	$4,203
Comprehensive results:
Net income	—	—	125	—	—	125
Other comprehensive results, net of tax	—	—	—	15	—	15
Total comprehensive results	—	—	125	15	—	140
Dividends on common stock at $0.20 per share	—	—	(84)	—	—	(84)
Repurchase of common stock	—	—	—	—	(168)	(168)
Stock awards and options exercised	—	4	(4)	—	19	19
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	8	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Balance at June 30, 2005	$294	$1,930	$6,611	$(3)	$(4,710)	$4,122

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2004 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at March 31, 2004	$294	$1,910	$6,095	$106	$(4,539)	$3,866
Comprehensive results:
Net income	—	—	176	—	—	176
Other comprehensive results, net of tax	—	—	—	(196)	—	(196)
Total comprehensive results	—	—	176	(196)	—	(20)
Dividends on common stock at $0.18 per share	—	—	(76)	—	—	(76)
Repurchase of common stock	—	—	—	—	(46)	(46)
Stock awards and options exercised	—	7	(14)	—	19	12
Common stock issued under the 401(k) Retirement Savings Plan	—	—	(1)	—	10	9
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	4	3
Balance at June 30, 2004	$294	$1,917	$6,179	$(90)	$(4,551)	$3,749

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Mellon Financial Corporation (and its subsidiaries)

Six months ended June 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2004	$294	$1,931	$6,397	$49	$(4,569)	$4,102
Comprehensive results:
Net income	—	—	380	—	—	380
Other comprehensive results, net of tax	—	—	—	(52)	—	(52)
Total comprehensive results	—	—	380	(52)	—	328
Dividends on common stock at $0.38 per share	—	—	(160)	—	—	(160)
Repurchase of common stock	—	—	—	—	(223)	(223)
Stock awards and options exercised	—	(1)	(6)	—	56	49
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	16	16
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	3	3
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	7	7
Balance at June 30, 2005	$294	$1,930	$6,611	$(3)	$(4,710)	$4,122

Mellon Financial Corporation (and its subsidiaries)

Six months ended June 30, 2004 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2003	$294	$1,901	$5,934	$26	$(4,453)	$3,702
Comprehensive results:
Net income	—	—	421	—	—	421
Other comprehensive results, net of tax	—	—	—	(116)	—	(116)
Total comprehensive results	—	—	421	(116)	—	305
Dividends on common stock at $0.34 per share	—	—	(144)	—	—	(144)
Repurchase of common stock	—	—	—	—	(198)	(198)
Stock awards and options exercised	—	16	(30)	—	70	56
Common stock issued under the 401(k) Retirement Savings Plan	—	—	(1)	—	18	17
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	3	3
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	7	6
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	2	2
Balance at June 30, 2004	$294	$1,917	$6,179	$(90)	$(4,551)	$3,749

See accompanying Notes to Financial Statements.

6    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of Mellon are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with Mellon’s 2004 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

For details of guarantees, see “Other guarantees and indemnities” in the table on page 46, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 47 and 48. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Pro forma cost of stock options

Effective Jan. 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. During the second quarter of 2005, options totaling 753,072 shares were granted with a weighted-average fair value of $4.85 per share. Stock option expense was determined by using the Black-Scholes option pricing model and totaled $4 million after-tax in the second quarter of 2005, $3 million after-tax in the second quarter of 2004 and $4 million after-tax in the first quarter of 2005.

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

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

Pro forma income from continuing operations

	Quarter ended			Six months ended
(in millions, except per share amounts)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income as reported	$203	$305	$180	$508	$427
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (a)	10	8	7	18	15
Deduct: Total stock-based employee compensation expense, using retroactive method, determined under fair value based method for all awards, net of tax (a)	(13)	(12)	(12)	(25)	(25)
Pro forma income	$200	$301	$175	$501	$417
Earnings per share:
Basic - as reported	$.49	$.73	$.43	$1.22	$1.02
Basic - pro forma	$.48	$.72	$.42	$1.20	$.99
Diluted - as reported	$.49	$.72	$.42	$1.21	$1.00
Diluted - pro forma	$.48	$.71	$.41	$1.19	$.98
(a)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $5 million for the second quarter of 2005, $4 million for the first quarter of 2005, $4 million for the second quarter of 2004, $9 million for the first six months of 2005 and $9 million for the first six months of 2004.

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of Mellon’s stock options. The fair value of each stock option was estimated on the date of the grant using the following weighted-average assumptions:

	June 30, 2005	March 31, 2005	June 30, 2004
Expected dividend yields	2.9%	2.5%	2.6%
Risk-free interest rates	3.7%	3.8%	4.2%
Expected volatility	22%	21%	25%
Expected lives of options	4.7 yrs.	5.5 yrs.	5.8 yrs.

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

8    Mellon Financial Corporation

Net periodic benefit cost (a)

	Quarter ended						Six months ended
	June 30, 2005		March 31, 2005		June 30, 2004		June 30, 2005		June 30, 2004
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$12	$—	$15	$—	$14	$—	$27	$1	$27	$1
Interest cost	21	1	22	1	20	1	43	2	41	2
Expected return on plan assets	(40)	—	(41)	—	(40)	—	(81)	—	(80)	—
Amortization of transition asset	—	1	—	1	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—	2	—	3	—
Recognized net actuarial loss	11	—	12	—	8	—	23	—	15	—
(Gain) loss on divestiture (b)	2	(3)	—	—	—	—	2	(3)	—	—
Net periodic benefit cost	$7	$(1)	$9	$2	$3	$2	$16	$1	$6	$4
(a)	Includes discontinued operations expense. Pension benefits expense includes discontinued operations expense of $4 million for the second quarter of 2005, $4 million for the first quarter of 2005, $3 million for the second quarter of 2004, $8 million for the first six months of 2005 and $7 million for the first six months of 2004.
(b)	Relates to the sale of the HR consulting practices, benefits administration, and business process outsourcing businesses.

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $7 million for the remainder of 2005. Cash contributions totaled $4 million in the second quarter of 2005 and $18 million in the first six months of 2005.

Note 2—Contingent and deferred consideration related to acquisitions

There were no acquisitions completed during the second quarter of 2005. Additional cash consideration for prior acquisitions of $10 million was paid in the second quarter in 2005. One acquisition was completed during the first quarter of 2005 for a total cost of $52 million, paid in cash. Goodwill and intangibles related to this acquisition totaled $47 million. This acquisition added $30 billion to assets under administration and custody. Additional cash consideration for prior acquisitions of $20 million was paid in the first quarter of 2005.

We record contingent purchase payments when amounts are determinable and become issuable. Amounts generally become determinable and issuable when an acquisition reaches a certain level of performance. At June 30, 2005, we are potentially obligated to pay additional consideration of approximately $150 million to $320 million, for all acquisitions, over the next five years, depending on the performance of the acquired companies. None of the potential contingent additional consideration was recorded as goodwill at June 30, 2005. In addition, we are obligated to pay deferred consideration in equal annual installments of $12.5 million for a total of $50 million, for the Standish Mellon acquisition, which has a remaining obligation of $25 million. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

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

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

Note 3—Discontinued operations

In the second quarter of 2005, Mellon incurred a net loss of $78 million from discontinued operations, comprised of the following results:

•	In the first quarter of 2005, we applied discontinued operations accounting for the HR consulting practices, benefits administration and business process outsourcing businesses included in the former Human Resources & Investor Solutions sector. After a thorough review, it was determined that the investments required to compete successfully in those businesses could be better utilized by building on the strong positions of our other core businesses. On March 16, 2005, we announced the signing of a definitive agreement to sell these businesses to Affiliated Computer Services, Inc. (ACS) and the sale closed on May 26, 2005.

In the second quarter of 2005, a loss on disposal of $30 million after-tax was recorded, primarily due to an adjustment of the sale price in the second quarter of 2005. This loss, combined with goodwill impairment and other costs of $35 million after-tax recorded in the first quarter of 2005 as a loss from operations, resulted in a total loss on disposal of $65 million. Included in the loss calculation is a tax benefit of $11 million related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965. Also reflected as a loss from operations of discontinued operations in the second quarter of 2005 is an after-tax loss of $43 million resulting from other expenses and asset writedowns related to the sale of the HR businesses. This loss, combined with other expenses of $5 million after-tax recorded in the first quarter of 2005, resulted in total sale-related expenses and asset writedowns of $48 million. The total after-tax loss through June 30, 2005, including the loss on disposal, other expenses and asset writedowns, resulting from this transaction was $113 million. A tax benefit of approximately $5 million and expenses of approximately $3 million after-tax are expected to be recorded in future periods.

•	In the fourth quarter of 2004, we applied discontinued operations accounting for certain businesses in Australia. We sold our business providing comprehensive multi-manager defined contribution services to the intermediary market in the fourth quarter of 2004. In April 2005, we sold our Australian consulting and administration businesses to Mercer Human Resource Consulting. An after-tax loss of $2 million for goodwill and intangible impairment and other expenses was recorded in the first quarter of 2005. These businesses were formerly included primarily in the Institutional Asset Management sector.

•	Also reflected in discontinued operations in the second quarter of 2005 is an after-tax loss of $5 million resulting from the ongoing operation of the HR businesses prior to the sale to ACS, an after-tax loss of $1 million from the ongoing operation of the Australian consulting and administration businesses prior to the sale to Mercer, and an after-tax gain of $1 million on disposal from residual activity from the lines of business servicing retail consumer and small business/middle market customers that were exited in 2001 and 2002. The first quarter of 2005 included an after-tax loss of $9 million from the ongoing HR and Australian operations, and an after-tax gain on disposal of $1 million from residual retail activity.

Excluding the goodwill and intangible impairment and other expenses discussed above, in the second quarter of 2005 the HR businesses generated $94 million of revenue and $100 million of operating expenses, while the Australian businesses generated $6 million of revenue and $7 million of expense.

10    Mellon Financial Corporation

In accordance with Generally Accepted Accounting Principles (GAAP), the results of the businesses discussed above are reflected as discontinued operations in all income statements presented. Because the lines of business included in discontinued operations were discrete lines of business providing services no longer provided by Mellon’s continuing lines of business, the disposition of these businesses has no material impact on continuing operations going forward.

All information in these Financial Statements and Notes reflects continuing operations unless otherwise noted.

Discontinued operations assets and liabilities (a)(b)

	Quarter ended
(in millions)	June 30, 2005	Dec. 31, 2004	June 30, 2004
Goodwill and intangibles	$—	$13	$—
Premises and equipment	—	1	—
Other assets	—	26	—
Total assets	$—	$40	$—
Other funds borrowed	$—	$1	$—
Other liabilities	—	14	—
Total liabilities	$—	$15	$—
(a)	Revenue from discontinued operations totaled $113 million in the second quarter of 2005, $159 million in the first quarter of 2005 and $169 million in the second quarter of 2004, including $104 million, $154 million and $161 million, respectively, for the HR businesses. Revenue from discontinued operations totaled $272 million in the first six months of 2005 and $343 million in the first six months of 2004, which included $258 million for the first five months of 2005 and $327 million for the first six months of 2004 for the HR businesses.
(b)	Mellon’s prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Note 4—Securities

Securities

	June 30, 2005				Dec. 31, 2004
	Amortized cost	Gross unrealized		Fair value	Amortized	Gross unrealized		Fair value
(in millions)		Gains	Losses		cost	Gains	Losses
Securities available for sale:
U.S. Treasury	$377	$—	$—	$377	$371	$—	$—	$371
Other U.S. agency	1,875	—	18	1,857	1,335	1	15	1,321
Obligations of states and political subdivisions	815	20	—	835	743	16	2	757
Mortgage-backed securities:
Federal agencies	7,884	26	55	7,855	8,437	41	61	8,417
Other	4,558	4	18	4,544	2,486	1	14	2,473
Total mortgage-backed securities	12,442	30	73	12,399	10,923	42	75	10,890
Other	31	1	—	32	37	—	—	37
Total securities available for sale	$15,540	$51	$91	$15,500	$13,409	$59	$92	$13,376
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$138	$5	$—	$143	$162	$6	$—	$168
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	139	5	—	144	163	6	—	169
Stock of Federal Reserve Bank	48	—	—	48	47	—	—	47
Other securities	1	—	1	—	1	—	—	1
Total investment securities	$188	$5	$1	$192	$211	$6	$—	$217

Note: There were no gross realized gains or losses on sales of securities available for sale in the second quarter of 2005. Gross realized gains were $9 million and gross realized losses were $1 million on sales of securities available for sale in the full-year 2004. At June 30, 2005 and Dec. 31, 2004, securities issued by the U.S. government and its agencies and U.S. government sponsored agencies exceeded 10% of shareholders’ equity. Also, at June 30, 2005 and Dec. 31, 2004, securities issued by MASTR Adjustment Rate Mortgages Trust (included in other mortgage-backed securities) exceeded 10% of shareholders’ equity, with a book value of $459 million and $501 million and a fair value of $451 million and $496 million, respectively.

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

The gross unrealized losses on securities of $92 million was virtually all related to interest rates. Nearly all of the securities with unrealized losses are AAA rated or carry government agency guarantees. Approximately 69% of the unrealized losses on these 445 investments have been in a continuous unrealized loss position for less than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

Note 5—Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first six months of 2005.

Goodwill

(in millions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	HR&IS	PS&IS	Treasury Services/ Other Activity	Total
Balance at Dec. 31, 2004	$815	$242	$365	$275	$408	$—	$216	$2,321
Goodwill from acquisitions	—	—	—	29	—	—	—	29
Transfers between sectors (a)	12	30	—	—	(198)	184	(28)	—
Impairment losses	—	—	—	—	—	—	—	—
Other (b)	(13)	—	1	—	—	1	—	(11)
Discontinued operations (c)	—	—	—	—	(210)	—	—	(210)
Balance at June 30, 2005	$814	$272	$366	$304	$—	$185	$188	$2,129
(a)	During the first quarter of 2005, the HR&IS business sector was eliminated as a result of the decision to sell the HR services businesses. Mellon Investor Services was moved to the new PS&IS sector, as well as global cash management, SourceNet Solutions and Mellon Financial Markets, all formerly in the Treasury Services business sector.
(b)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, purchase price adjustments and certain other reclassifications.
(c)	Reflects the goodwill for the discontinued HR Services businesses moved to assets of discontinued operations. An impairment writedown of $37 million was recorded in discontinued operations in the first quarter of 2005. Also, an impairment loss of $4 million was recorded in the first quarter of 2005 and $11 million was recorded in the fourth quarter of 2004 on the discontinued businesses in Australia. A goodwill impairment loss of $8 million was recorded in the first quarter of 2004 in continuing operations on a small non-strategic business that we exited.

12    Mellon Financial Corporation

Acquired intangible assets

Acquired intangible assets

	Net Carrying Amount
(in millions)	June 30, 2005	Dec. 31, 2004
Subject to amortization:
Customer base	$85	$82
Technology based	29	31
Premium on deposits	6	8
Other	4	4
Total subject to amortization (a)	$124	$125
Not subject to amortization:
Investment management contractual relationships	23	20
Total acquired intangible assets	$147	$145
(a)	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first six months of 2005, the net carrying amount of acquired intangible assets increased $2 million (acquisition and contingent payments of $20 million offset by discontinued operations of $5 million and amortization expense of $13 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2005 through 2010 is as follows.

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2005	$26
2006	25
2007	23
2008	19
2009	15
2010	11

At June 30, 2005, $1.424 billion of goodwill and acquired intangible assets is tax deductible and $852 million is non-tax deductible.

Note 6—Other assets

Other assets

(in millions)	June 30, 2005	March 31, 2005	Dec. 31, 2004	June 30, 2004
Corporate/bank-owned life insurance	$1,771	$1,837	$1,831	$1,748
Prepaid pension assets	1,048	1,040	1,050	1,022
Receivables related to foreign exchange and derivative instruments (a)	705	672	1,006	655
Accounts and interest receivable	778	602	694	701
Equity investments and mezzanine financings (b)	598	586	654	620
Equity in joint ventures and other investments (c)	331	312	313	302
Other prepaid expenses	147	171	142	151
Other assets	262	246	278	355
Total other assets	$5,640	$5,466	$5,968	$5,554
(a)	Reflects credit risk associated with interest rate swaps used to manage interest rate risk and derivatives used for trading activities. Credit risk associated with these instruments results from mark-to-market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and interest rate risk management purposes.
(b)	Includes $43 million at June 30, 2005, $39 million at March 31, 2005 and $36 million at Dec. 31, 2004 of venture capital direct mezzanine investments in the form of subordinated debt that had previously been included in commercial and financial loans. The June 30, 2004 balance of $45 million was not reclassified.
(c)	Relates to operating joint ventures and other investments including CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., Russell/Mellon, Banco Brascan, CIBC Mellon Trust Company (and Pareto Partners at June 30, 2004).

Mellon Financial Corporation    13

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7—Net interest revenue

Net interest revenue

		Quarter ended			Six months ended
(in millions)		June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest revenue	Interest and fees on loans (loan fees of $5, $5, $7, $10 and $15)	$115	$81	$77	$196	$151
	Interest-bearing deposits with banks	20	24	14	44	30
	Federal funds sold and securities under resale agreements	4	6	2	10	3
	Other money market investments	1	2	—	3	1
	Trading account securities	2	1	1	3	3
	Securities - taxable	135	126	102	261	203
	Securities - nontaxable	9	9	9	18	17

	Total interest revenue	286	249	205	535	408
Interest	Deposits in domestic offices	48	34	12	82	23
expense	Deposits in foreign offices	37	33	17	70	37
	Federal funds purchased and securities under repurchase agreements	10	5	3	15	6
	Other short-term borrowings	4	2	4	6	10
	Notes and debentures	44	43	34	87	68
	Junior subordinated debentures	16	15	14	31	27

	Total interest expense	159	132	84	291	171

	Net interest revenue	$127	$117	$121	$244	$237

Note 8—Business sectors

For details of business sectors, see the tables on pages 33 and 34, the paragraphs on pages 33, 34 and the three paragraphs on page 35, as well as the Treasury Services/Other Activity section on pages 41 and 42. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 9—Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended
(in millions)	June 30, 2005	Dec. 31, 2004	June 30, 2004
Foreign currency translation adjustment	$40	$89	$43
Minimum pension liability	(17)	(19)	(25)
Unrealized loss on assets available for sale	(26)	(21)	(108)
Accumulated unrealized gain (loss), net of tax	$(3)	$49	$(90)

Note 10—Supplemental information to the consolidated statement of cash flows

	Six months ended June 30,
(in millions)	2005	2004
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$86	$25
Common stock issued from treasury	—	(2)
Liabilities assumed	(4)	—

Net cash disbursed	$82	$23
(a)	For 2005, purchase acquisitions primarily relate to DPM, as well as the additional consideration for Evaluation Associates Capital Markets, HBV Capital Management, Safeco Trust Company and Paragon Asset Management. For 2004, purchase acquisitions primarily relate to Talking People Limited and Safeco Trust Company, as well as the additional consideration for The Arden Group and Vinings LLC.

Note 11—Legal proceedings

A discussion of legal actions and proceedings against Mellon and our subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

14    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.

Summary of financial results

Overview

Mellon Financial Corporation is a global financial services company that strives to meet or exceed the expectations of our clients, which are corporations, institutions and high net worth individuals primarily in the United States and Europe. In this report, Mellon Financial Corporation and our subsidiaries are also referred to as “Mellon,” “the Corporation,” “we” or “our.”

Mellon’s strategy is to capitalize on growth opportunities in asset management and securities services and to maintain leading positions in our payments services businesses. This attractive mix of fee-based businesses allows us to leverage technology and sales; to achieve low risk earnings; and to aggressively manage capital for high returns. Our goal is to be the best performing asset management and payments and securities services company. Our long-term financial goals are to achieve earnings per share growth of 11% to 14% and returns on common shareholders’ equity in excess of 20%, on a continuing operations basis.

We have chosen to be in certain businesses — institutional asset management, mutual funds, private wealth management, asset servicing, payment solutions & investor services, and treasury services — that we believe are compatible with our strategy and goals. Our reasons follow.

•	Demand for our products and services is likely to be driven by existing market and demographic trends (such as the growth in worldwide retirement and financial assets; the growth and concentration of the wealth segments; global growth in assets managed by financial institutions, particularly in the US and Europe; and the globalization of the investment process).

•	Many of our products complement one another.

•	We leverage sales, distribution and technology across our businesses for greater efficiency, which benefits our clients, shareholders and Mellon.

•	The revenue generated by our businesses is principally fee-based, providing us with lower risk earnings. In addition, our businesses do not require as much capital for growth as traditional banking.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Specifically, the growth rate of financial assets impacts Mellon’s asset management and asset servicing businesses and, less so, our Payment Solutions & Investor Services (PS&IS) business.

Fee revenue in these businesses is determined, in part, on the level of financial assets under management, administration or custody. (The growth rate of our financial assets includes appreciation or depreciation of existing assets and net flows of new assets.)

Nominal GDP, particularly the component that measures corporate discretionary spending, impacts revenues in outsourcing-related activities in our asset servicing businesses.

Finally, although our asset management businesses manage a wide range of equity assets, the S&P 500 Index has so far been the most representative index for estimating the sensitivity of our domestic asset management revenues to changes in equity market levels. Local market indices, such as the Financial Times Stock Exchange (FTSE), are representative indices for estimating the sensitivity to equity market movements of our non-U.S. asset management revenues.

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

Foreign currency exchange rates for one U.S. Dollar

	June 30, 2005	Dec. 31, 2004	June 30, 2004
Spot rate:
British Pound	0.5579	0.5183	0.5516
Canadian Dollar	1.2242	1.2015	1.3416
Euro	0.8259	0.7341	0.8222
Quarterly average rate:
British Pound	0.5386	0.5363	0.5532
Canadian Dollar	1.2439	1.2204	1.3588
Euro	0.7940	0.7717	0.8297

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Throughout this report, all calculations are based on unrounded numbers.

Second quarter of 2005 compared with the second quarter of 2004 and the first quarter of 2005

Consolidated net income in the second quarter of 2005 totaled $125 million, or $.30 per share. This compares to $176 million, or $.42 per share, in the second quarter of 2004 and $255 million, or $.60 per share, in the first quarter of 2005. Second quarter 2005 income from continuing operations totaled $203 million, or $.49 per share. This compares to net income from continuing operations of $180 million, or $.42 per share, in the second quarter of 2004 and $305 million, or $.72 per share, in the first quarter of 2005.

16    Mellon Financial Corporation

Returns and margins - continuing operations (a)

	Quarter ended			Six months ended
	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Return on equity	19.9%	29.6%	19.3%	24.8%	22.8%
Return on assets	2.25%	3.41%	2.20%	2.82%	2.62%

Pre-tax operating margin (FTE)	30%	40%	29%	36%	33%
(a)	Return on equity on a net income basis was 12.3% for the second quarter of 2005, 24.7% for the first quarter of 2005, 18.9% for the second quarter of 2004, 18.6% for the first six months of 2005 and 22.5% for the first six months of 2004. Return on assets on a net income basis was 1.38% for the second quarter of 2005, 2.80% for the first quarter of 2005, 2.13% for the second quarter of 2004, 2.09% for the first six months of 2005 and 2.54% for the first six months of 2004. Return on assets was calculated on a continuing operations basis even though the prior periods balance sheet, in accordance with GAAP, is not restated for discontinued operations. Returns are annualized.

In March of 2005, Mellon announced the signing of a definitive agreement to sell our Human Resources (HR) consulting practices, benefits administration and business process outsourcing businesses to Affiliated Computer Services, Inc. (ACS). The sale closed on May 26, 2005. As a result of this transaction, we applied discontinued operations accounting for the businesses sold and have restated the income statements for all periods presented. These businesses were formerly included in the Human Resources & Investor Solutions (HR&IS) sector. A new sector was created (Payment Solutions & Investor Services) to include the remaining business, Mellon Investor Services, from the former HR&IS sector and two businesses, global cash management (which includes SourceNet Solutions) and Mellon Financial Markets, which were previously included in the Treasury Services sector.

The loss from discontinued operations totaled $78 million, or $.19 per share, in the second quarter of 2005, compared with $4 million, or less than $.01 per share, in the second quarter of 2004 and $50 million, or $.12 per share, in the first quarter of 2005. Results of discontinued operations are discussed further in Note 3 of Notes to Financial Statements. Also, for a full-year 2004 income statement restated for the impact of discontinued operations, see page 46 of Mellon’s first quarter 2005 Form 10-Q.

Supplemental Information - Reconciliation of Reported Revenue and Expense Amounts to Adjusted Non-GAAP Revenue and Expense Amounts

Throughout this Quarterly Report on Form 10-Q certain measures, which are noted, exclude:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank in the first quarter of 2005, and the $93 million pre-tax gain from the sale of approximately 35% of our investment in Shinsei Bank in the first quarter of 2004;

•	a $10 million pre-tax charge associated with the early extinguishment of debt recorded in the first quarter of 2005;

•	a $3 million pre-tax additional writedown recorded in the first quarter of 2005 of one of two small non-strategic businesses previously identified as held for sale, and the $19 million pre-tax charge recorded in the first quarter of 2004 associated with those two businesses, one of which was sold in 2004; and

•	a $2 million pre-tax additional charge recorded in the first quarter of 2005 associated with the move to the new Mellon Financial Centre in London. An initial pre-tax charge of $24 million was recorded in the second quarter of 2004.

Mellon Financial Corporation    17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Reported amounts are presented in accordance with Generally Accepted Accounting Principles (GAAP). We believe that this supplemental adjusted non-GAAP information is useful to the investment community in analyzing the financial results and trends of ongoing operations. We believe they facilitate comparisons with prior periods and reflect the principal basis on which our management monitors financial performance.

See the tables below for a reconciliation of revenue and expense amounts presented in accordance with GAAP to adjusted non-GAAP revenue and expense amounts, which exclude these items. We do not believe any adjustments to Reported Amounts from the second quarter of 2005 are necessary to facilitate comparisons with prior periods and we have made no adjustments to Reported Amounts for the purpose of our internal assessment of financial performance. Therefore, only adjustments related to the first quarter of 2005 and second quarter of 2004 are included in the tables below.

Supplemental information

	First Quarter 2005				Second Quarter 2004
(in millions)	Reported Amounts	Adjustments		Adjusted Amounts	Reported Amounts	Adjustments		Adjusted Amounts
Noninterest revenue:
Fee and other revenue	$1,061	$(197	)(a)	$864	$812	$—		$812
Gains on sales of securities	—	—		—	8	—		8

Total noninterest revenue	1,061	(197)		864	820	—		820
Net interest revenue	117	—		117	121	—		121
Provision for credit losses	(1)	—		(1)	—	—		—

Net interest revenue after provision for credit losses	118	—		118	121	—		121
Operating expense:
Staff expense	421	—		421	377	—		377
Net occupancy expense	59	(2	)(b)	57	79	(23	)(d)	56
Other expense	233	(13	)(c)	220	220	(1	)(d)	219

Total operating expense	$713	$(15)		$698	$676	$(24)		$652
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank.
(b)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London.
(c)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business previously identified as held for sale.
(d)	Reflects the initial charge associated with the move to the new Mellon Financial Centre in London.

18    Mellon Financial Corporation

Supplemental information

	Six months ended
	June 30, 2005				June 30, 2004
(in millions)	Reported Amounts	Adjustments		Adjusted Amounts	Reported Amounts	Adjustments		Adjusted Amounts
Noninterest revenue:
Fee and other revenue	$1,959	$(197	)(a)	$1,762	$1,724	$(93	)(d)	$1,631
Gains on sales of securities	—	—		—	8	—		8

Total noninterest revenue	1,959	(197)		1,762	1,732	(93)		1,639
Net interest revenue	244	—		244	237	—		237
Provision for credit losses	2	—		2	(7)	—		(7)

Net interest revenue after provision for credit losses	242	—		242	244	—		244
Operating expense:
Staff expense	848	—		848	765	—		765
Net occupancy expense	116	(2	)(b)	114	135	(23	)(e)	112
Other expense	475	(13	)(c)	462	446	(20	)(e)(f)	426

Total operating expense	$1,439	$(15)		$1,424	$1,346	$(43)		$1,303
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank.
(b)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London.
(c)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business previously identified as held for sale.
(d)	Reflects the gain from the sale of approximately 35% of our investment in Shinsei Bank.
(e)	Reflects the initial charge associated with the move to the new Mellon Financial Centre in London ($23 million in net occupancy expense and $1 million in other expense).
(f)	Reflects the $19 million charge associated with a writedown of two small non-strategic businesses held for sale, one of which was sold in 2004.

Revenue overview

For an overview of Mellon’s sources of revenue and the business sectors that generate the various types of revenue, see pages 7 and 8 of Mellon’s 2004 Financial Annual Report and, for the PS&IS sector which was created in the first quarter of 2005, see pages 25, 40 and 41 of this report.

Mellon Financial Corporation    19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Noninterest revenue

Noninterest revenue

	Quarter ended				Six months ended
(dollar amounts in millions, unless otherwise noted)	June 30, 2005	March 31, 2005		June 30, 2004	June 30, 2005		June 30, 2004
Investment management	$437	$424		$381	$861		$783
Institutional trust and custody	181	167		155	348		302
Payment solutions & investor services	142	134		150	276		295
Foreign exchange trading	50	54		50	104		107
Financing-related	35	32		31	67		66
Equity investment	15	219		9	234		107
Other (a)	38	31		36	69		64
Total fee and other revenue	898	1,061		812	1,959		1,724
Gains on sales of securities	—	—		8	—		8
Total noninterest revenue	$898	$1,061		$820	$1,959		$1,732
Fee and other revenue as a percentage of total revenue (FTE)	87%	90	%(b)	87%	89	%(b)	88	%(b)
Market value of assets under management at period-end (in billions)	$738	$729		$679
Market value of assets under administration or custody at period-end (in billions)	$3,450	$3,293		$2,856
(a)	Includes expense reimbursements from joint ventures of $22 million, $19 million, $20 million, $41 million and $38 million.
(b)	Excluding the gains on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005 and the first quarter of 2004, fee and other revenue as a percentage of total revenue (FTE) would have totaled 88% in the first quarter of 2005 and the first six months of 2005 and 87% in the first six months of 2004.

Note: For analytical purposes, the term “fee and other revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on the sales of securities.

S&P 500 Index

	Quarter ended			Second quarter 2005 compared with
	June 30, 2005	March 31, 2005	June 30, 2004	March 31, 2005	June 30, 2004
Period-end	1191	1181	1141	1%	4%
Daily average	1182	1192	1123	(1)%	5%

Fee and other revenue

Fee and other revenue of $898 million in the second quarter of 2005 increased $86 million, or 11%, from $812 million in the second quarter of 2004 primarily due to increases in investment management fee revenue and institutional trust and custody revenue. The increases reflect net new business, improved market conditions and higher securities lending revenue, as well as the impact of acquisitions, which accounted for $30 million, or 4%, of this increase.

Fee and other revenue in the second quarter of 2005 decreased $163 million, or 15% (unannualized), compared to the first quarter of 2005. In the first quarter of 2005, we recorded a pre-tax gain of $197 million as equity investment revenue from the sale of our remaining non-venture capital investment in Shinsei Bank. Excluding the Shinsei gain, fee revenue increased $34 million, or 4% (unannualized), compared with the first quarter of 2005 primarily resulting from a $14 million increase in institutional trust and custody revenue including a $9 million increase in securities lending revenue, a $13 million increase in investment management revenue and an $8 million increase in payment solutions and investor services revenue.

Investment management fee revenue

Investment management fee revenue is dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. See pages 8 and 9 of Mellon’s 2004 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue and the impact

20    Mellon Financial Corporation

on investment management fees from changes in the S&P 500 Index and an equivalent movement in the FTSE.

Investment management fee revenue -

by business sector

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Institutional Asset Management
Institutional clients	$126	$119	$95	$245	$189
Performance fees	26	27	17	53	56
Mutual funds	54	52	41	106	81
Private clients	12	12	10	24	21

Total	218	210	163	428	347
Mutual Funds
Mutual funds	130	124	135	254	270
Private clients	6	6	5	12	10
Institutional clients	3	3	3	6	7

Total	139	133	143	272	287
Private Wealth Management
Private clients	80	81	75	161	149
Total investment management fee revenue	$437	$424	$381	$861	$783

Investment management fee revenue in the Institutional Asset Management sector increased $55 million, or 34%, compared with the second quarter of 2004 and increased $8 million, or 4% (unannualized), compared with the first quarter of 2005. These fees totaled $428 million in the first six months of 2005, an increase of $81 million, or 24%, compared with the first half of 2004. The increase compared with the second quarter and first half of 2004 primarily resulted from net long-term inflows, improved equity markets and the impact of acquisitions. The increase compared with the first quarter of 2005 resulted from the benefit of new business generation and a slight improvement in the equity markets. Our investment managers have the opportunity to earn performance fees when the investment performance of their products exceeds various benchmarks and satisfies other criteria. An increasing number of customer relationships include the opportunity to earn performance fees. These fees are generally highest in the fourth quarter when most annual computation periods end. Performance fees increased $9 million in the second quarter of 2005 compared with the second quarter of 2004, reflecting strong investment management performance.

Investment management fee revenue in the Mutual Fund sector decreased $4 million, or 4%, compared with the second quarter of 2004 and increased $6 million, or 4% (unannualized), compared with the first quarter of 2005. These fees totaled $272 million in the first half of 2005, a decrease of $15 million, or 6%, compared with the first half of 2004. The decreases compared to the second quarter and first half of 2004 primarily reflect lower average levels of institutional money market and fixed income funds due to net outflows, partially offset by higher average levels of equity funds due to improved equity markets. The increase compared with the first quarter of 2005 primarily resulted from net inflows of institutional money market funds and the impact of an additional calendar day.

Investment management fee revenue in the Private Wealth Management sector increased $5 million, or 8%, compared with the second quarter of 2004 and decreased $1 million compared with the first quarter of 2005. These fees in the first six months of 2005 totaled $161 million, a $12 million, or 8%, increase compared with the first six months of 2004. The increases compared with the second quarter and first half of 2004 reflect improved equity markets, net new business and acquisitions. The decrease compared to the first quarter of 2005 was related to the lag effect of lower equity markets.

Mellon Financial Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Changes in market value of assets under management for second quarter 2005 - by business sector

(in billions)	Institutional Asset Management	Mutual Funds	Private Wealth Management	Asset Servicing	Total
Market value of assets under management at March 31, 2005	$425 (a)	$160	$49	$95	$729
Net inflows (outflows):
Long-term	—	(1)	—	—	(1)
Money market/securities lending	(4)	4	—	9	9

Total net inflows (outflows)	(4)	3	—	9	8
Net market appreciation (depreciation) (b)	(1)	1	1	—	1
Market value of assets under management at June 30, 2005	$420	$164	$50	$104	$738
(a)	Restated to reflect the transfer of securities lending assets to the Asset Servicing sector as the fees associated with those assets are classified as institutional trust and custody revenue in the Asset Servicing sector.
(b)	Includes the effect of changes in foreign exchange rates.

Changes in market value of assets under management from June 30, 2004 to June 30, 2005 - by business sector

(in billions)	Institutional Asset Management		Mutual Funds	Private Wealth Management	Asset Servicing	Total
Market value of assets under management at June 30, 2004	$401	(a)	$164	$46	$68	$679
Net inflows (outflows):
Long-term	16		(2)	1	—	15
Money market/securities lending	(16)		(1)	—	36	19

Total net inflows (outflows)	—		(3)	1	36	34
Net market appreciation (b)	14		3	2	—	19
Acquisitions	5		—	1	—	6
Market value of assets under management at June 30, 2005	$420		$164	$50	$104	$738
(a)	Restated to reflect the transfer of securities lending assets to the Asset Servicing sector as the fees associated with those assets are classified as institutional trust and custody revenue in the Asset Servicing sector.
(b)	Includes the effect of changes in foreign exchange rates.

As shown in the following table, the market value of assets under management was $738 billion at June 30, 2005, a $59 billion, or 9%, increase from $679 billion at June 30, 2004 and a $9 billion, or 1% (unannualized), increase from $729 billion at March 31, 2005.

Market value of assets under management at period-end

(dollar amounts in billions)	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Institutional	$469	$463	$443	$419	$421
Mutual funds	205	203	200	191	199
Private client	64	63	64	60	59
Total market value of assets under management	$738	$729	$707	$670	$679
S&P 500 Index - period-end	1191	1181	1212	1115	1141
S&P 500 Index - daily average	1182	1192	1163	1104	1123

22    Mellon Financial Corporation

Composition of assets under management at period-end

	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Equity funds	37%	37%	39%	37%	36%
Fixed income funds	19	20	20	20	21
Money market funds	20	19	21	21	22
Securities lending cash collateral	16	15	12	13	12
Overlay and alternative investments	8	9	8	9	9
Total	100%	100%	100%	100%	100%

Managed mutual fund fee revenue (a)

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Equity funds	$84	$82	$76	$166	$147
Money market funds	54	49	58	103	116
Fixed income funds	30	30	31	60	65
Nonproprietary	16	15	11	31	23
Total managed mutual funds	$184	$176	$176	$360	$351
(a)	Net of mutual fund fees waived and fund expense reimbursements of $13 million, $12 million, $11 million, $25 million and $21 million.

The largest category of investment management fees are fees from mutual funds, which generate fees in the Mutual Funds and Institutional Asset Management sectors. Investment management fees from managed mutual funds are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fees totaled $184 million in the second quarter of 2005, an $8 million increase compared with both the second quarter of 2004 and first quarter of 2005. The increase compared with the second quarter of 2004 reflects net long-term inflows in the Institutional Asset Management sector and improved equity markets partially offset by net outflows in the Mutual Fund sector. The increase compared with the first quarter of 2005 resulted from net inflows of institutional money market funds in the Mutual Funds sector and the impact of an additional calendar day.

Average assets of proprietary mutual funds

	Quarter ended
(in billions)	June 30, 2005	March 31, 2005	June 30, 2004
Equity funds	$54	$54	$51
Money market funds	90	85	96
Fixed income funds	22	22	23
Total average proprietary mutual fund assets managed	$166	$161	$170

Basis points generated on average proprietary mutual funds

	June 30, 2005	March 31, 2005	June 30, 2004
Equity funds	63bp	62bp	60bp
Money market funds	24	24	24
Fixed income funds	55	55	54
Total proprietary managed mutual funds	41bp	41bp	39bp

Mellon Financial Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Institutional trust and custody fee revenue

Institutional trust and custody fees depend on:

•	the volume of transactions in our clients’ accounts;

•	the types of ancillary services we provide, such as performance analytics; and

•	the level of assets administered and under custody.

Institutional trust and custody fees also include securities lending revenue as well as professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Institutional trust and custody revenue is reported primarily in the Asset Servicing sector. This revenue increased $26 million, or 17%, in the second quarter of 2005 compared with the second quarter of 2004, and $14 million, or 8% (unannualized), compared to the first quarter of 2005. The increase compared with the second quarter of 2004 primarily resulted from net new business and improved market conditions, as well as the acquisition of DPM. The increase compared with the first quarter of 2005 primarily resulted from higher securities lending revenue, the DPM acquisition and net new business. Securities lending revenue, included in institutional trust and custody revenue, totaled $33 million in the second quarter of 2005, an increase of $9 million compared with both the second quarter of 2004 and first quarter of 2005. The increase in securities lending revenue compared with the second quarter of 2004 reflects higher volumes and improved spreads. The increase compared with the first quarter of 2005 reflects higher seasonal international spreads and volumes. The average level of securities on loan totaled $114 billion in the second quarter of 2005 compared with $90 billion in the second quarter of 2004 and $103 billion in the first quarter of 2005.

As shown in the following table, assets under administration or custody totaled $3.450 trillion at June 30, 2005, an increase of $594 billion, or 21%, compared with $2.856 trillion at June 30, 2004 and an increase of $157 billion, or 5% (unannualized), compared with $3.293 trillion at March 31, 2005. The increase compared with June 30, 2004 primarily resulted from net new business conversions and market appreciation.

Market value of assets under administration or custody at period-end

(dollar amounts in billions)	June 30, 2005		March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Market value of assets under administration or custody (a)	$3,450	(b)	$3,293	$3,233	$2,978	$2,856
S&P 500 Index - period-end	1191		1181	1212	1115	1141
(a)	Includes the assets under administration or custody of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $601 billion, $539 billion, $512 billion, $459 billion and $428 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $436 billion, $428 billion, $422 billion, $363 billion and $320 billion.
(b)	Excludes assets of $310 billion that we manage and are also under administration or custody. These assets are reported as assets under management.

24    Mellon Financial Corporation

Payment solutions & investor services fee revenue

Payment solutions & investor services fee revenue, which consists of cash management revenue, shareholder services revenue, and revenue earned by Mellon Financial Markets, totaled $142 million in the second quarter of 2005, a decrease of $8 million compared with the second quarter of 2004 and an increase of $8 million compared with the first quarter of 2005. The decrease compared with the second quarter of 2004 primarily resulted from lower ancillary services revenue at Mellon Investor Services, partially offset by higher cash management revenue, including revenue generated by the SourceNet acquisition. The increase compared with the first quarter of 2005 reflects, in part, an increase in cash management revenue resulting from increased lockbox and electronic processing volumes including the impact of an additional calendar day in the second quarter of 2005.

Foreign exchange trading revenue

Foreign exchange trading revenue, which is included primarily in the Asset Servicing sector, totaled $50 million in the second quarter of 2005, unchanged compared with the second quarter of 2004 and down $4 million, or 7% (unannualized), compared with the first quarter of 2005. The decrease compared with the first quarter of 2005 resulted from lower volatility in key currencies, partially offset by higher client volumes.

Financing-related revenue

Financing-related revenue, which is primarily included in the Treasury Services/Other Activity sector, includes: returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals. Financing-related revenue totaled $35 million in the second quarter of 2005, an increase of $4 million compared with the second quarter of 2004 and $3 million compared with the first quarter of 2005. The increase compared with both periods resulted from higher death benefits on corporate-owned life insurance, partially offset by lower gains on securitizations.

Equity investment revenue

Equity investment revenue, which is primarily included in the Treasury Services/Other Activity sector, includes realized and unrealized gains (losses) on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments.

Equity investment revenue - gain (loss)

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Total venture capital activity (a)	$12	$16	$8	$28	$9
Equity income and gains on the sale of other equity investments	3	203	1	206	98
Total equity investment revenue	$15	$219	$9	$234	$107
(a)	See table on page 43 for further details.

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Equity income and gains on the sale of other equity investments totaled $3 million in the second quarter of 2005, compared with $1 million in the second quarter of 2004 and $203 million in the first quarter of 2005, which included the $197 million gain on the sale of our remaining investment in Shinsei Bank. A gain of $93 million on the sale of approximately 35% of our investment in Shinsei Bank was recorded in the first quarter of 2004.

The $12 million of venture capital net gains in the second quarter of 2005 primarily resulted from: net positive valuation adjustments of $18 million on private direct investments, partially offset by a $3 million loss on the sale of direct investments and a $3 million loss in the indirect portfolio, primarily due to valuation adjustments. The $16 million of venture capital net gains in the first quarter of 2005 primarily resulted from: realized gains of $8 million on direct investments, and net positive valuation adjustments of $8 million in the direct and indirect portfolios.

Mellon’s accounting policies regarding the valuation process for venture capital investments are regarded as critical accounting policies in that they involve significant management valuation judgements. See pages 55 and 56 of Mellon’s 2004 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of these investments. At June 30, 2005, approximately 67% of the direct investment portfolio was risk- rated as “superior” or “meets expectations,” the two best risk-ratings, compared with approximately 60% at March 31, 2005. Changing economic conditions and equity markets could result in further valuation changes in the future.

Other revenue

Other revenue totaled $38 million in the second quarter of 2005, an increase of $2 million from the second quarter of 2004, and $7 million from the first quarter of 2005. The increase compared with the first quarter of 2005 includes fee revenue from Affiliated Computer Services, Inc. (ACS) under a transitional services agreement, as well as expense reimbursements from joint ventures for expenses incurred by Mellon on behalf of the joint ventures totaling $22 million in the second quarter of 2005, $20 million in the second quarter of 2004 and $19 million in the first quarter of 2005.

Year-to-date 2005 compared with year-to-date 2004

Fee and other revenue for the first six months of 2005 totaled $1.959 billion, an increase of $235 million, or 14%, from $1.724 billion in the first six months of 2004. Excluding the gains on the sale of the Shinsei investment in the first quarters of 2005 and 2004, fee and other revenue increased 8% primarily due to increases in investment management and institutional trust and custody revenue. The impact of acquisitions accounted for $57 million of this increase.

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

26    Mellon Financial Corporation

Gross joint ventures condensed income statement

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Asset Servicing joint ventures (a):
Institutional trust and custody	$98	$90	$85	$188	$164
Foreign exchange trading	12	12	9	24	21
Other	20	19	14	39	31
Total revenue	130	121	108	251	216
Total expenses	94	91	85	185	168
Income before taxes	36	30	23	66	48
Provision for income taxes	13	10	9	23	18
Net income	$23	$20	$14	$43	$30

Equity income - all joint ventures:

Mellon’s share of net income from Asset Servicing joint ventures	$12	$10	$8	$22	$15

Mellon’s share of net income in joint ventures in other business sectors	—	—	1	—	3
Total equity income for all joint ventures (b)	$12	$10	$9	$22	$18
(a)	The 50% owned joint ventures - ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company and Russell/Mellon - are part of the Asset Servicing sector.
(b)	Using the equity method of accounting.

Net interest revenue

Net interest revenue on a fully taxable equivalent basis was $133 million in the second quarter of 2005, an increase of $8 million compared with $125 million in the second quarter of 2004 and an increase of $12 million compared with $121 million in the first quarter of 2005. The net interest margin was 2.07% in the second quarter of 2005 compared with 2.24% in the second quarter of 2004 and 1.92% in the first quarter of 2005. The revenue increase compared with both periods primarily resulted from the cumulative effect of a client exercising its option to extend the term of an existing leveraged lease. Excluding the impact of the lease extension, net interest revenue and margin in the second quarter of 2005 compared with the second quarter of 2004 reflects a tightening of the margin as rates paid on interest bearing liabilities increased faster than yields on interest earning assets. Net interest revenue was favorably impacted by a higher level of interest-earning assets. Compared with the first quarter of 2005, excluding the impact of the lease extension, the increase in the yield on interest-earning assets was substantially offset by the increase in rates paid on interest-bearing liabilities.

Year-to-date 2005 compared with year-to-date 2004

Net interest revenue on a fully taxable equivalent basis totaled $254 million in the first six months of 2005 compared with $245 million in the first six months of 2004. The net interest margin was 2.00% in the first six months of 2005 and 2.20% in the first six months of 2004. The increase in net interest revenue primarily reflects the extension of the leveraged lease term mentioned above, partially offset by the impact of a lower net interest margin due primarily to the same factors discussed above.

Net interest revenue is expected to be in a $123 million to $127 million range on a fully taxable equivalent basis for the third quarter 2005, assuming a gradual and measured increase in interest rates and allowing for tactical investment securities decisions.

For an analysis of the changes in volumes and rates affecting net interest revenue, see the following pages.

Mellon Financial Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	June 30, 2005		March 31, 2005		June 30, 2004
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,660	2.96%	$3,232	3.03%	$2,048	2.87%
Federal funds sold and securities under resale agreements	535	3.05	909	2.53	487	1.10
Other money market investments	112	3.35	111	3.29	168	1.78
Trading account securities	293	2.24	308	1.75	268	2.09
Securities:
U.S. Treasury and agency securities (a)	9,779	3.80	10,166	3.71	9,831	3.65
Obligations of states and political subdivisions (a)	794	6.97	749	7.13	560	7.26
Other (a)	3,924	4.38	2,829	4.72	1,322	4.92
Loans, net of unearned discount	7,339	6.08	6,882	4.78	7,491	4.28

Total interest-earning assets	25,436	4.52	25,186	4.09	22,175	3.87
Cash and due from banks	2,430		2,744		2,601
Premises and equipment	593		682		682
Other assets	7,898		8,385		8,079
Reserve for loan losses	(87)		(98)		(94)
Other assets of discontinued operations	219		—		—
Total assets (a)	$36,489		$36,899		$33,443
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,633	1.87%	$8,784	1.38%	$7,528	0.69%
Savings certificates	299	2.70	274	2.56	218	2.46
Other time deposits	367	2.72	599	1.93	300	1.45
Deposits in foreign offices	6,004	2.43	6,256	2.18	4,760	1.46

Total interest-bearing deposits	15,303	2.13	15,913	1.72	12,806	1.02
Federal funds purchased and securities under repurchase agreements	1,627	2.46	978	2.05	1,478	0.81
U.S. Treasury tax and loan demand notes and term federal funds purchased	378	2.76	235	2.32	338	0.86
Commercial paper	3	2.37	24	2.26	10	0.52
Other funds borrowed	61	4.47 (b)	164	1.39 (b)	173	9.23
Notes and debentures (with original maturities over one year)	4,256	4.16	4,473	3.91	4,242	3.20
Junior subordinated debentures	1,037	6.05	1,038	5.86	1,011	5.28

Total interest-bearing liabilities	22,665	2.73	22,825	2.36	20,058	1.75
Total noninterest-bearing deposits	7,012		7,122		6,970
Other liabilities (a)	2,683		2,755		2,619
Other liabilities of discontinued operations	8		—		—
Total liabilities	32,368		32,702		29,647
Shareholders’ equity (a)	4,121		4,197		3,796
Total liabilities and shareholders’ equity (a)	$36,489		$36,899		$33,443
Rates
Yield on total interest-earning assets		4.52%		4.09%		3.87%
Cost of funds supporting interest-earning assets		2.45		2.17		1.63
Net interest margin (c):
Taxable equivalent basis		2.07%		1.92%		2.24%
Without taxable equivalent increments		2.00		1.85		2.16
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.087 billion, $4.178 billion and $3.753 billion.
(b)	Rates paid for other funds borrowed in the first and second quarters of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(c)	Calculated on a continuing operations basis even though the prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

28    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Six months ended
	June 30, 2005		June 30, 2004
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,944	3.00%	$2,183	2.79%
Federal funds sold and securities under resale agreements	721	2.73	478	1.08
Other money market investments	112	3.32	183	1.65
Trading account securities	301	1.99	312	2.30
Securities:
U.S. Treasury and agency securities (a)	9,972	3.76	9,568	3.65
Obligations of states and political subdivisions (a)	772	7.04	552	7.30
Other (a)	3,379	4.52	1,223	5.62
Loans, net of unearned discount	7,111	5.56	7,490	4.23

Total interest-earning assets	25,312	4.34	21,989	3.87
Cash and due from banks	2,586		2,552
Premises and equipment	637		676
Other assets	8,140		8,193
Reserve for loan losses	(92)		(98)
Other assets of discontinued operations	110		—
Total assets (a)	$36,693		$33,312
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,708	1.71%	$7,307	0.70%
Savings certificates	286	2.63	229	2.32
Other time deposits	482	2.23	305	1.37
Deposits in foreign offices	6,130	2.30	4,813	1.57

Total interest-bearing deposits	15,606	1.97	12,654	1.07
Federal funds purchased and securities under repurchase agreements	1,304	2.30	1,477	0.82
U.S. Treasury tax and loan demand notes and term federal funds purchased	307	2.59	376	0.87
Commercial paper	14	2.28	17	0.72
Other funds borrowed	112	2.24 (b)	208	8.40
Notes and debentures (with original maturities over one year)	4,364	4.03	4,219	3.23
Junior subordinated debentures	1,037	5.95	1,019	5.24

Total interest-bearing liabilities	22,744	2.58	19,970	1.79
Total noninterest-bearing deposits	7,066		6,848
Other liabilities (a)	2,719		2,725
Other liabilities of discontinued operations	5		—
Total liabilities	32,534		29,543
Shareholders’ equity (a)	4,159		3,769
Total liabilities and shareholders’ equity	$36,693		$33,312
Rates
Yield on total interest-earning assets		4.34%		3.87%
Cost of funds supporting interest-earning assets		2.34		1.67
Net interest margin (c):
Taxable equivalent basis		2.00%		2.20%
Without taxable equivalent increments		1.93		2.12
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.132 billion and $3.761 billion.
(b)	Rate paid for other funds borrowed in the first six months of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(c)	Calculated on a continuing operations basis even though the prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Operating expense

Operating expense

	Quarter ended			Six months ended
(dollar amounts in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Staff:
Compensation	$250	$247	$235	$497	$468
Incentive (a)	114	108	89	222	189
Employee benefits	63	66	53	129	108
Total staff	427	421	377	848	765
Professional, legal and other purchased services	108	98	99	206	189
Net occupancy	57	59	79	116	135
Equipment	44	41	42	85	86
Business development	23	21	22	44	43
Communications	19	25	22	44	44
Amortization of intangible assets	7	6	5	13	9
Other	41	42	30	83	75
Total operating expense	$726	$713	$676	$1,439	$1,346

Employees at period-end (b)	16,200	16,000	15,700
(a)	Stock option expense totaled approximately $6 million, $6 million, $4 million, $12 million and $8 million. See Note 1 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.
(b)	The increase at June 30, 2005 compared with June 30, 2004 is primarily due to acquisitions.

Staff expense

Given Mellon’s mix of fee-based businesses and their dependence on high quality talent, staff expense comprised approximately 59% of total operating expense in the second quarter of 2005. Staff expense is comprised of:

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

Non-staff expenses

Non-staff expenses include certain expenses that vary with the levels of business activity and levels of expensed investments, fixed costs, and expenses associated with corporate activities related to compliance, productivity initiatives and corporate development. These expenses include:

•	occupancy and equipment;

•	professional, legal and other purchased services;

•	business development (travel, entertainment and advertising);

•	communications expense (telecommunications, postage and delivery); and

•	other expense (government assessments, forms and supplies, operational errors, etc.).

Second quarter 2005 compared with second quarter 2004

Summary - Operating expense increased $50 million, or 7%, compared with the second quarter of 2004, which included a $24 million

30    Mellon Financial Corporation

charge for the move to the new Mellon Financial Centre in London. Nearly all of this charge was recorded as occupancy expense. See pages 18 and 19 for a reconciliation of revenue and expense amounts presented in accordance with GAAP to adjusted non-GAAP revenue and expense amounts, which exclude this item. Excluding this charge, operating expense increased $74 million, or 11%, compared with the second quarter of 2004, reflecting a number of factors discussed below, including $27 million, or 4%, from acquisitions. The expense increase also reflects approximately $9 million of expense incurred by Mellon in providing transitional services to ACS under a transitional services agreement and stranded costs. These expenses are largely offset by reimbursements from ACS, recorded as other revenue.

Staff expense - Staff expense in the second quarter of 2005 increased $50 million, or 13%, compared with the second quarter of 2004, resulting from: higher incentive expense; higher compensation expense reflecting the impact of acquisitions ($10 million) and July 1, 2004 merit increases; and higher employee benefits expense. The increase in incentive expense resulted from fee-based business growth primarily in the Institutional Asset Management sector, and a $2 million increase in stock option expense. Employee benefits expense included a $4 million increase in pension expense as well as higher health benefits expense, deferred compensation plan expense and higher payroll taxes. The total impact from acquisitions on staff expense was $18 million. Net periodic pension expense was $3 million, on a continuing operations basis, in the second quarter of 2005 compared with a net pension credit of less than $1 million in the second quarter of 2004.

Non-staff expenses - Non-staff expenses in the second quarter of 2005 totaled $299 million, unchanged compared with the second quarter of 2004. Excluding the $24 million charge in the second quarter of 2004 discussed above, non-staff expenses increased 9%, reflecting higher professional, legal and other purchased services and higher other non-staff expenses, resulting primarily from support of business growth, from acquisitions and from providing transitional services to ACS.

Second quarter 2005 compared with first quarter 2005

Staff expense in the second quarter of 2005 increased $6 million, or 2% (unannualized), compared with the first quarter of 2005, resulting from higher incentive and compensation expense partially offset by lower employee benefits expense. The increase in incentive expense resulted from fee-based business growth primarily in the Institutional Asset Management sector. The increase in compensation expense resulted from the DPM acquisition in the Asset Servicing sector. The decrease in employee benefits expense reflects lower payroll taxes. Non-staff expenses increased $7 million in the second quarter of 2005 compared with the first quarter of 2005. The first quarter of 2005 included a $10 million charge (included in other expense) for the early extinguishment of debt and $5 million of additional expense ($2 million of occupancy expense and $3 million of other expense) related to charges recorded in 2004 for the move to the new Mellon Financial Centre in London and a writedown of a business previously identified as held for sale. Excluding these charges, non-staff expenses increased $22 million, or 8%. This increase primarily reflects higher professional, legal and other purchased services and other non-staff expenses incurred in support of business growth and in providing transitional services to ACS.

Year-to-date 2005 compared with year-to-date 2004

Operating expense totaled $1.439 billion in the first six months of 2005, an increase of 7% compared with the prior-year period. Excluding the charges recorded in the first quarter of 2005 and second quarter of 2004, mentioned above, as well as the $19 million charge recorded in the first quarter of 2004 associated with the writedown of small, non-strategic businesses, operating expense increased 9% compared with the first half of 2004. The increase primarily resulted from the items noted above including $48 million due to acquisitions.

In April 2005, the Securities and Exchange Commission announced that companies may delay the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” from the current required adoption date of July 1, 2005, until January 1, 2006.

Mellon Financial Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

A discussion of this accounting standard, which relates to share-based payments, including the expensing of stock options, is presented on page 50 of our 2004 Financial Annual Report. Adoption of this accounting standard on July 1, 2005 would have increased stock option expense by approximately $3 million in 2005, primarily due to expensing nonvested ShareSuccess options which were granted prior to 2003. We now intend to adopt this accounting standard on January 1, 2006. Based on options granted and not yet vested at June 30, 2005, stock option expense, on a continuing operations basis, under the current provisions of SFAS 123, will be approximately $26 million pre-tax in 2005 and would have been approximately $24 million pre-tax in 2006. However, stock option expense for options granted and not yet vested at June 30, 2005, under SFAS 123 (Revised 2004) will increase to approximately $29 million pre-tax in 2006, primarily due to expensing the nonvested ShareSuccess options.

Income taxes

The provision for income taxes from continuing operations totaled $93 million in the second quarter of 2005 compared with $85 million in the second quarter of 2004 and $161 million in the first quarter of 2005. Mellon’s effective tax rate on income from continuing operations was 31.6% for the second quarter of 2005, compared with 32.2% for the second quarter of 2004 and 34.4% for the first quarter of 2005. The lower tax rate in the second quarter of 2005 compared with the first quarter of 2005 reflects a one-time $4 million credit to tax expense due to the adjustment of deferred tax liabilities resulting from tax legislation, as well as lower state income taxes. Approximately half of the one-time $4 million credit relates to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded, and the other half relates to a New York state tax law change. The lower tax rate in the second quarter of 2005 increased earnings per share from continuing operations by 2 cents compared with the first quarter of 2005. It is currently anticipated that the income tax provision for the remainder of 2005 will be at a rate of approximately 33.5%.

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

On July 14, 2005 the FASB released a proposed staff position on the application of SFAS No. 13 to leveraged leases for a change in the timing of the realization of tax benefits. While we continue to study this draft proposal, if finalized in its current form, it could result in a cumulative change in the related income recorded on these transactions. At this time, it is not possible to estimate the financial statement impact to Mellon.

32    Mellon Financial Corporation

Business sectors

Mellon’s business sectors reflect our management structure, the characteristics of our products and services, and the classes of customers to which those products and services are delivered. Our lines of business serve two distinct major classes of clients - corporations and institutions, and high net worth individuals. Lines of business that offer similar or related products and services to common or similar client decision makers have been combined into six business sectors.

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

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Institutional Asset Management			Mutual Funds			Private Wealth Management			Total Asset Management
	2Q05	1Q05	2Q04	2Q05	1Q05	2Q04	2Q05	1Q05	2Q04	2Q05	1Q05	2Q04
Total revenue	$238	$232	$179	$113	$116	$125	$141	$144	$135	$492	$492	$439
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	1	—	—	1
Operating expense	165	162	128	79	78	79	81	80	78	325	320	285
Income from continuing operations before taxes (benefits)	$73	$70	$51	$34	$38	$46	$60	$64	$56	$167	$172	$153
Average assets (a)	$1.4	$1.4	$1.4	$0.5	$0.5	$0.6	$6.6	$6.6	$6.2	$8.5	$8.5	$8.2
Average common equity	$0.7	$0.7	$0.6	$0.3	$0.3	$0.2	$0.4	$0.4	$0.5	$1.4	$1.4	$1.3
Average Tier I preferred equity	$0.4	$0.4	$0.3	$0.1	$0.1	$0.1	$0.1	$0.1	$0.2	$0.6	$0.6	$0.6

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services			Total Payments and Securities Services
	2Q05	1Q05	2Q04	2Q05	1Q05	2Q04	2Q05	1Q05	2Q04
Total revenue	$253	$235	$220	$181	$179	$184	$434	$414	$404
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	—
Operating expense	191	180	163	135	133	130	326	313	293
Income from continuing operations before taxes (benefits)	$62	$55	$57	$46	$46	$54	$108	$101	$111
Average assets (a)	$8.1	$8.2	$6.8	$7.2	$7.8	$6.9	$15.3	$16.0	$13.7
Average common equity	$0.5	$0.5	$0.6	$0.3	$0.3	$0.3	$0.8	$0.8	$0.9
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Treasury Services/ Other Activity			Consolidated Results
	2Q05	1Q05	2Q04	2Q05	1Q05	2Q04
Total revenue (b)	$117	$286	$112	$1,043	$1,192	$955
Credit quality expense (revenue)	3	(1)	(1)	3	(1)	—
Operating expense	75	80	98	726	713	676
Income from continuing operations before taxes (benefits)	$39	$207	$15	$314	$480	$279
Average assets (a)	$12.4	$11.9	$10.9	$36.4	$36.9	$33.4
Average common equity	$1.9	$2.0	$1.6	$4.1	$4.2	$3.8
Average Tier I preferred equity	$0.2	$0.2	$0.2	$1.0	$1.0	$1.0

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

For the six months ended June 30, (income statement amounts in millions, averages in billions, presented on an FTE basis)	Institutional Asset Management		Mutual Funds		Private Wealth Management		Total Asset Management
	2005	2004	2005	2004	2005	2004	2005	2004
Total revenue	$470	$385	$229	$250	$285	$269	$984	$904
Credit quality expense (revenue)	—	—	—	—	—	1	—	1
Operating expense	327	266	157	158	161	155	645	579
Income from continuing operations before taxes (benefits)	$143	$119	$72	$92	$124	$113	$339	$324
Average assets (a)	$1.4	$1.4	$0.5	$0.6	$6.6	$6.1	$8.5	$8.1
Average common equity	$0.7	$0.6	$0.3	$0.2	$0.4	$0.5	$1.4	$1.3
Average Tier I preferred equity	$0.4	$0.3	$0.1	$0.1	$0.1	$0.2	$0.6	$0.6

For the six months ended June 30, (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing		Payment Solutions & Investor Services		Total Payments and Securities Services
	2005	2004	2005	2004	2005	2004
Total revenue	$488	$434	$360	$363	$848	$797
Credit quality expense (revenue)	—	—	—	—	—	—
Operating expense	371	326	268	255	639	581
Income from continuing operations before taxes (benefits)	$117	$108	$92	$108	$209	$216
Average assets (a)	$8.2	$6.9	$7.5	$6.8	$15.7	$13.7
Average common equity	$0.5	$0.6	$0.3	$0.3	$0.8	$0.9
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.1	$0.2	$0.2

For the six months ended June 30, (income statement amounts in millions, averages in billions, presented on an FTE basis)	Treasury Services/ Other Activity		Consolidated Results
	2005	2004	2005	2004
Total revenue (b)	$403	$298	$2,235	$1,999
Credit quality expense (revenue)	2	(8)	2	(7)
Operating expense	155	186	1,439	1,346
Income from continuing operations before taxes (benefits)	$246	$120	$794	$660
Average assets (a)	$12.1	$10.9	$36.7	$33.3
Average common equity	$1.9	$1.6	$4.1	$3.8
Average Tier I preferred equity	$0.2	$0.2	$1.0	$1.0
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. Consolidated average assets includes average assets of discontinued operations of $.2 billion for the second quarter of 2005, $.5 billion for the first quarter of 2005 and $.6 billion for the second quarter of 2004, $.4 billion for the first six months of 2005 and $.6 billion for the first six months of 2004.
(b)	Consolidated results include FTE impact of $18 million for the second quarter of 2005, $14 million for the first quarter of 2005, $14 million for the second quarter of 2004, $32 million for the first six months of 2005 and $30 million for the first six months of 2004.

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

34    Mellon Financial Corporation

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

Institutional Asset Management

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Institutional clients	$152	$146	$112	$298	$245
Mutual funds	54	52	41	106	81
Private clients	12	12	10	24	21

Total investment management revenue	$218	$210	$163	$428	$347
Institutional trust and custody revenue	6	6	6	12	12
Transfer revenue (a)	19	16	14	35	26
Other fee revenue	—	4	—	4	8
Net interest revenue (expense)	(5)	(4)	(4)	(9)	(8)

Total revenue	238	232	179	470	385
Operating expense	165	162	128	327	266

Income before taxes	$73	$70	$51	$143	$119
Return on common equity (annualized)	27%	26%	24%	27%	28%
Pre-tax operating margin	30%	30%	28%	30%	31%
Assets under management (b)	$420	$425	$401
Plus: subadvised for other Mellon sectors	40	35	22

	$460	$460	$423
Assets under administration or custody	$8	$9	$6
(a)	Consists largely of sub-advisory and distribution fees credited to the Institutional Asset Management sector from the Mutual Fund sector.
(b)	Includes $15 billion, $14 billion and $14 billion of domestic securities lending assets advised by Standish Mellon Asset Management. March 31, 2005 and June 30, 2004 amounts were restated to reflect the transfer of securities lending assets to the Asset Servicing sector.

Mellon Financial Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Institutional Asset Management is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; and Mellon Global Investments (MGI), which distributes investment management products internationally.

The $59 million, or 32%, increase in revenue in the second quarter of 2005 compared with the second quarter of 2004 primarily resulted from an increase in investment management fees, primarily due to net inflows of long-term assets, improved equity markets, the impact of acquisitions and a $9 million increase in performance fees. As shown in the table on page 22, assets under management for this sector, before amounts subadvised for other sectors, increased $19 billion from June 30, 2004, resulting from $16 billion of long-term asset flows offset by a $16 billion decrease in money market assets, $14 billion of market appreciation and $5 billion from acquisitions. Operating expense increased $37 million, or 29%, primarily as a result of higher incentive expense and acquisitions. The increase in the pre-tax operating margin compared with the second quarter of 2004 resulted from positive operating leverage reflecting a higher level of high margin performance fees. Income before taxes increased $22 million, or 42%, compared with the second quarter of 2004.

Results for the second quarter of 2005 compared with the first quarter of 2005 reflect a $3 million, or 3% (unannualized), increase in income before taxes as a $6 million, or 2% (unannualized), increase in revenue more than offset a $3 million, or 2% (unannualized), increase in expense. The increase in revenue resulted from the benefit of new business generation and a slight improvement in the equity markets. The increase in expense reflects higher incentive expense. The pre-tax operating margin of 30% was unchanged compared with the first quarter of 2005. As shown in the table on page 22, assets under management for this sector, before amounts subadvised for other sectors, decreased $5 billion, or 1% (unannualized), from March 31, 2005, as higher margin new business was offset by outflows of lower margin assets under management.

On a year-to-date basis, income before taxes increased $24 million, or 20%, compared to the first six months of 2004. Revenue increased 22% from the prior-year, primarily resulting from improved equity markets, net inflows and strategic acquisitions. Operating expense increased 23% from the first six months of 2004, largely due to higher incentive expense and acquisitions.

36    Mellon Financial Corporation

Mutual Funds

	Quarter ended				Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2005		March 31, 2005	June 30, 2004	June 30, 2005		June 30, 2004
Mutual funds	$130		$124	$135	$254		$270
Private clients	6		6	5	12		10
Institutional clients	3		3	3	6		7

Total investment management revenue	$139		$133	$143	$272		$287
Institutional trust and custody revenue	(5	)(a)	1	1	(4	)(a)	—
Transfer revenue (b)	(18)		(16)	(14)	(34)		(29)
Other fee revenue	(2)		(2)	(3)	(4)		(5)
Net interest revenue (expense)	(1)		—	(2)	(1)		(3)

Total revenue	113		116	125	229		250
Total operating expense	79		78	79	157		158

Income before taxes	$34		$38	$46	$72		$92
Return on common equity (annualized)	33%		36%	53%	34%		52%
Pre-tax operating margin	30%		33%	37%	31%		37%

Assets under management	$164		$160	$164
Less: subadvised by other Mellon sectors	(37)		(33)	(22)

	$127		$127	$142
(a)	Administration fees paid to third parties in excess of amounts collected.
(b)	Consists of sub-advisory and distribution fees credited to other sectors.

Mutual Funds consists of all products and services associated with the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), separately managed accounts and annuities.

Income before taxes for this sector decreased $12 million, or 27%, in the second quarter of 2005 compared with the second quarter of 2004. Total revenue decreased $12 million, or 10%, reflecting lower average levels of institutional money market and fixed income funds due to net outflows. Operating expense was unchanged compared with the second quarter of 2004. The decrease in the pre-tax operating margin compared with the second quarter of 2004 reflects the factors mentioned above. Assets under management for this sector, before amounts subadvised by other sectors, of $164 billion were unchanged at June 30, 2005, compared with June 30, 2004 as lower levels of institutional money market funds were offset by market appreciation and net inflows of separately managed accounts.

Income before taxes for this sector decreased $4 million, or 10% (unannualized) in the second quarter of 2005 compared with the first quarter of 2005. Total revenue decreased $3 million, or 2% (unannualized), as higher investment management fee revenue resulting from net inflows of institutional money market funds and the impact of an additional calendar day were more than offset by higher administration fees paid to third parties. Operating expense increased $1 million, or 2% (unannualized), in the second quarter of 2005 compared with the first quarter of 2005 reflecting higher severance costs and purchased services. Assets under management, before amounts subadvised by other sectors, of $164 billion were up 2% from $160 billion at March 31, 2005, reflecting institutional money market inflows.

On a year-to-date basis, income before taxes decreased $20 million, or 22%, compared with the first half of 2004. Revenue decreased $21 million, or 8%, primarily as a result of lower institutional money market and fixed income funds due to net outflows. Operating expense decreased $1 million due to several factors, including lower incentives.

Mellon Financial Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Private Wealth Management

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Investment management revenue	$80	$81	$75	$161	$149
Institutional trust and custody revenue	2	3	2	5	4
Transfer revenue	—	—	1	—	3
Other fee revenue	4	3	2	7	6
Net interest revenue	55	57	55	112	107

Total revenue	141	144	135	285	269
Credit quality expense	—	—	1	—	1
Total operating expense	81	80	78	161	155

Income before taxes	$60	$64	$56	$124	$113
Return on common equity (annualized)	38%	40%	30%	39%	31%
Pre-tax operating margin	43%	44%	41%	43%	42%

Total client assets at beginning of quarter	$77	$78	$76
Assets under management net (outflows)	—	—	(1)
Assets under administration or custody net inflows	1	—	—
Market appreciation (depreciation)	—	(1)	1

Total client assets at end of quarter (a)	$78	$77	$76
(a)	Includes assets under management, before amounts subadvised by/for other sectors, of $50 billion, $49 billion and $46 billion.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from more than 60 locations in 15 states.

Income before taxes for this sector increased $4 million, or 8%, in the second quarter of 2005 compared with the second quarter of 2004, as a $6 million, or 5%, increase in revenue more than offset a $3 million, or 3%, increase in expense. The increase in revenue resulted from higher investment management fee revenue, primarily due to the impact of improved equity markets, net new business and acquisitions. The increase in expense primarily resulted from business growth and acquisitions. The pre-tax margin increased to 43% due to positive operating leverage. Client assets increased $2 billion from June 30, 2004, primarily reflecting the impact of acquisitions and equity market appreciation.

Results for the second quarter of 2005 compared to the first quarter of 2005 reflect a $4 million, or 5% (unannualized), decrease in income before taxes primarily resulting from a $3 million, or 1% (unannualized), decrease in revenue. The decrease in revenue resulted from lower net interest revenue and lower investment management fee revenue related to the lag effect of lower equity markets.

On a year-to-date basis, income before taxes increased $11 million, or 9%, compared with the first half of 2004 as a $16 million, or 6%, increase in revenue more than offset a $6 million, or 4%, increase in expenses. The increase in revenue resulted from higher investment management fee revenue, primarily due to improved equity markets, net new business and acquisitions. Higher net interest revenue also contributed to the increase in revenue. The increase in expense primarily resulted from business growth and acquisitions. The pre-tax operating margin improved to 43% reflecting this positive operating leverage.

38    Mellon Financial Corporation

Asset Servicing

	Quarter ended			Six months ended
(income statement dollar amounts in millions, asset dollar amounts in billions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Institutional trust and custody revenue	$142	$132	$118	$274	$238
Securities lending revenue	33	24	24	57	42

Total institutional trust and custody revenue	$175	$156	$142	$331	$280
Transfer revenue	(2)	(2)	(2)	(4)	(2)
Other fee revenue (a)	59	62	62	121	124
Net interest revenue	21	19	18	40	32

Total revenue	253	235	220	488	$434
Total operating expense	191	180	163	371	$326

Income before taxes	$62	$55	$57	$117	$108
Return on common equity (annualized)	33%	30%	25%	31%	23%
Pre-tax operating margin	24%	24%	26%	24%	25%

Assets under management (b)	$104	$95	$68
Assets under administration or custody	$3,416 (c)	$3,259	$2,826
(a)	Primarily consists of foreign exchange revenue of $47 million, $52 million, $49 million, $99 million and $106 million.
(b)	March 31, 2005 and June 30, 2004 amounts were restated to reflect the transfer of securities lending assets to this sector. Represents managed securities lending cash collateral. Total cash and non-cash securities lending loan volumes of Mellon, affiliates and a joint venture are approximately $160 billion at June 30, 2005. Fees on those assets are recorded above as institutional trust and custody revenue.
(c)	Excludes assets of $310 billion that we manage and are also under administration or custody. These assets are reported as assets under management in the Asset Management sectors.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, fund administration, Web-based investment management software and foreign exchange and derivative products.

Income before taxes for this sector increased $5 million, or 9%, in the second quarter of 2005 compared with the second quarter of 2004. The $33 million, or 16%, increase in revenue reflects higher securities lending revenue, net new business and improved market conditions and the DPM acquisition. The $28 million, or 18%, increase in operating expense resulted from business growth and the acquisition. Assets under administration or custody for this sector were $3.416 trillion at June 30, 2005, an increase of $590 billion, or 21%, compared with June 30, 2004 resulting from net new business conversions and market appreciation.

Results for the second quarter of 2005 compared with the first quarter of 2005 reflect a $7 million, or 12% (unannualized), increase in income before taxes, driven by an $18 million, or 8% (unannualized), increase in revenue and slightly positive operating leverage. The increase in revenue was primarily the result of higher securities lending revenue, the impact of the DPM acquisition and net new business. The $11 million, or 7% (unannualized), increase in operating expense resulted from the DPM acquisition and business growth. Assets under administration or custody increased $157 billion, or 5% (unannualized), compared with March 31, 2005, primarily reflecting net new business and market appreciation.

On a year-to-date basis, revenue increased $54 million, or 13%, from the prior year period, primarily due to higher securities lending revenue, growth in the asset servicing joint ventures, net new business and the DPM acquisition. Operating expense increased $45 million, or 14%, in support of new business growth and the DPM acquisition. Income before taxes increased $9 million, or 9%, compared with the first six months of 2004.

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Payment Solutions & Investor Services

	Quarter ended			Six months ended
(dollar amounts in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Payment solutions & investor services fee revenue	$142	$134	$150	$276	$295
Other fee revenue	6	8	4	14	7
Net interest revenue	33	37	30	70	61

Total revenue	181	179	184	360	$363
Total operating expense	135	133	130	268	$255

Income before taxes	$46	$46	$54	$92	$108
Return on common equity (annualized)	38%	38%	48%	38%	47%
Pre-tax operating margin	25%	26%	29%	25%	30%

The Payment Solutions & Investor Services sector includes:

•	Global cash management (GCM) - The results of GCM are driven by transaction activity including automated clearinghouse, wire transfer and telecash; remittance processing services, primarily wholesale/custom and retail lockbox; ancillary processing services for check clearing, imaging and storage activities; and accounts payable and other business processing offered by SourceNet Solutions. The other significant driver to GCM’s results is net interest revenue earned from the deposit balances generated by activity across the business operations;

•	Mellon Investor Services provides shareholder services that consist of a diverse array of products to shareholders and corporations including stock transfer and recordkeeping services, investment plan services, demutualizations, corporate actions and unclaimed property services; and

•	Mellon Financial Markets, our full-service broker-dealer subsidiary.

Within the Payment Solutions & Investor Services business sector, investor services revenue includes earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $265 million at June 30, 2005.

Income before taxes for this sector decreased $8 million, or 14%, in the second quarter of 2005 compared with the second quarter of 2004, resulting from lower revenue at Mellon Investor Services and higher expenses. Revenue decreased $3 million, or 2%, as lower ancillary services revenue at Mellon Investor Services more than offset the impact of higher cash management revenue, including revenue generated by the SourceNet acquisition. The $5 million, or 3%, increase in expense mainly resulted from higher staff and incentive expense reflecting higher processing volumes in cash management as well as the impact of the SourceNet acquisition.

Income before taxes of $46 million for the second quarter of 2005 was unchanged compared with the first quarter of 2005 as a 1% increase in revenue was offset by a 1% increase in expense. The increase in revenue reflects higher processing revenue in cash management including the impact of an additional day partially offset by lower net interest revenue. The increase in operating expense reflects a number of factors, including the increase in cash management processing volumes.

On a year-to-date basis, income before taxes decreased $16 million, or 15%, compared with the first six months of 2004, primarily resulting from higher expenses. Revenue decreased $3 million as higher net interest revenue, the SourceNet acquisition and higher lockbox processing revenue were more than offset by lower ancillary services revenue at Mellon Investor Services. Operating

40    Mellon Financial Corporation

expense increased $13 million reflecting the impact of the SourceNet acquisition and business growth in cash management.

Treasury Services/Other Activity

As discussed on page 33, the global cash management and Mellon Financial Markets businesses were moved from the Treasury Services sector to the PS&IS sector. The current Treasury Services activities include:

•	credit products for large corporations;

•	insurance premium financing (AFCO);

•	commercial real estate lending; and

•	the activities of Mellon 1st Business Bank, National Association, in California.

Other Activity includes:

•	business exits activity, including;

•	the results of large ticket leasing, which is in a runoff mode;

•	several small non-strategic businesses;

•	the merchant card business; and

•	certain lending relationships that Mellon is in the process of exiting;

•	the results of Mellon Ventures, our venture capital group;

•	Corporate Treasury activities; and

•	certain corporate revenue and expense that has not been fully allocated for management reporting purposes to the business sectors.

The aggregation of the current Treasury Services activities, together with business exits activity and the results of Mellon Ventures represent the results of capital driven activities that earn net interest revenue, financing-related revenue and equity investment gains.

Treasury Services/Other Activity - income from continuing operations before taxes (a)

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Treasury services	$18	$17	$33	$35	$66
Other activity:
Venture capital	5	6	(2)	11	(11)
Business exits	19	2	9	21	—
Corporate activity/other	(3)	182	(25)	179	65
Total - Treasury Services/Other Activity	$39	$207	$15	$246	$120
(a)	See the discussion below of the revenue and expense items included in this sector.

Mellon Financial Corporation    41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Revenue in the Treasury Services/Other Activity sector primarily reflects:

•	net interest revenue from loans;

•	net interest revenue of business exits activity;

•	gains (losses) and funding costs of Mellon Ventures’ portfolio;

•	gains (losses) from the sale of securities and other assets; and

•	earnings on capital above amounts of economic capital allocated to the business sectors.

Operating expense includes:

•	direct expenses supporting the remaining Treasury Services activities;

•	various direct expenses for items not attributable to the operations of a business sector;

•	a net credit for the net corporate level (income) expense amounts allocated from Other Activity to the business sectors; and

•	the expenses of Mellon Ventures.

Average common equity represents capital in excess of amounts of economic capital allocated to the business sectors, as well as economic capital required to support Treasury Services lending activity and for the investments of Mellon Ventures and business exits.

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

Results for Treasury Services activities in the second quarter of 2005 compared with the second quarter of 2004 reflects a lower level of net interest revenue. Business exits results in the second quarter of 2005 compared with the first quarter of 2005 reflect an increase in net interest revenue resulting from the cumulative effect of a client exercising its option to extend the term of an existing leveraged lease. The Treasury Services/Other Activity sector also reflects the following activity:

In the second quarter of 2005:

•	$12 million of net gains from venture capital activities; and

•	a $3 million provision for credit losses, related primarily to unfunded commitments.

In the second quarter of 2004:

•	the $24 million initial charge for the move to the new Mellon Financial Centre in London;

•	an $8 million gain from the sale of securities; and

•	$8 million of net gains from venture capital activities.

In the first quarter of 2005:

•	a $197 million gain from the sale of our remaining investment in Shinsei Bank;

•	$16 million of net gains from venture capital activities;

•	a $10 million charge associated with the early extinguishment of debt;

•	$5 million of additional expenses related to charges initially recorded in 2004 as discussed on page 31; and

•	a $1 million negative provision for credit losses.

In the first quarter of 2004:

•	a $93 million gain from the sale of approximately 35% of our investment in Shinsei Bank;

•	a $19 million charge associated with the writedown of two small non-strategic businesses held for sale, one of which was sold in 2004; and

•	a $7 million negative provision for credit losses.

42    Mellon Financial Corporation

Venture capital investments

Venture capital investment portfolio - gain (loss)

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Private and publicly held direct investments:
Realized gains (losses)	$(3)	$8	$5	$5	$10
Unrealized gains (losses)	18	6	(5)	24	(6)
Total	15	14	—	29	4
Third party indirect funds:
Realized gains	1	2	9	3	6
Unrealized gains (losses)	(2)	2	1	—	3
Management fees	(2)	(2)	(2)	(4)	(4)
Total	(3)	2	8	(1)	5
Total venture capital equity investment revenue	$12	$16	$8	$28	$9

Venture capital investment portfolio - activity

(in millions)	Second Quarter 2005	Life to date
Direct investments:
Carrying value at end of period (a)	$372	$372
Cost at end of period	401	401
Cash disbursements	3	982
Cash receipts	5	393
Unfunded commitments	1	—
Indirect investments:
Carrying value at end of period	212	212
Cost at end of period	233	233
Cash disbursements	10	503
Cash receipts	10	272
Unfunded commitments	100	—
Total active investments:
Carrying value at end of period (b)		$584
Cost at end of period		634
(a)	At June 30, 2005, there were 61 actively managed investments with an average original cost basis of approximately $6 million. Direct investments include $43 million of venture capital direct mezzanine investments in the form of subordinated debt.
(b)	In 2004, Mellon confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. Mellon Ventures will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio.

Mellon Financial Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Capital

Capital

(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2005	March 31, 2005	Dec. 31, 2004	June 30, 2004
Total shareholders’ equity	$4,122	$4,203	$4,102	$3,749
Total shareholders’ equity to assets ratio	11.16%	11.23%	11.05%	10.68%

Tangible shareholders’ equity	$1,846	$1,890	$1,636	$1,445
Tangible shareholders’ equity to assets ratio (a)	5.33%	5.38%	4.72%	4.41%

Tier I capital ratio (b)(c)	10.85%	10.79%	10.54%	9.33%
Total (Tier I plus Tier II) capital ratio (b)(c)	16.91%	16.83%	16.47%	14.61%
Leverage capital ratio (b)(c)	8.40%	8.06%	7.87%	8.19%
Total Tier I capital	$2,853	$2,757	$2,618	$2,525
Total (Tier I plus Tier II) capital	$4,447	$4,300	$4,092	$3,957
Total risk-adjusted assets	$26,297	$25,547	$24,845	$27,076
Average assets - leverage capital basis	$33,953	$34,207	$33,271	$30,824

Book value per common share	$9.86	$9.93	$9.69	$8.84
Tangible book value per common share	$4.41	$4.47	$3.86	$3.41

Closing common stock price per share	$28.69	$28.54	$31.11	$29.33
Market capitalization	$11,997	$12,078	$13,171	$12,436
Common shares outstanding	418,164	423,203	423,354	424,003
(a)	Shareholders’ equity less goodwill and intangibles divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust preferred securities in Tier I capital, the tangible shareholders’ equity to asset ratio would have been 5.77%, 5.80%, 5.01% and 4.65%.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

The slight decreases in the total and tangible shareholders’ equity to assets ratios at June 30, 2005 compared with March 31, 2005, reflect the impact of share repurchases and a higher level of treasury stock. The increase in these ratios compared with June 30, 2004 reflects the impact of earnings retention partially offset by stock repurchases and a larger balance sheet. For a discussion of our capital management policies, see page 33 of Mellon’s 2004 Financial Annual Report.

The risk-based capital ratios compared with June 30, 2004 improved due to earnings retention as well as a lower level of risk-adjusted assets. The decrease in risk-adjusted assets resulted in part from a lower level of risk-adjusted assets related to a guarantee provided to the ABN AMRO Mellon custody joint venture for securities lending activity. At June 30, 2005, that guarantee decreased our Tier I and Total capital ratios by approximately 45 basis points and 65 basis points compared with approximately 40 basis points and 60 basis points at March 31, 2005, and approximately 110 basis points and 170 basis points at June 30, 2004.

In March 2005, the Board of Governors of the Federal Reserve System (the Board) amended its risk-based capital standards for bank holding companies to allow the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board’s final rule limits trust-preferred securities taken together with certain core capital elements to 25% of core capital elements, net of goodwill less any associated deferred tax liability, for non-internationally active banks. For internationally active bank holding companies (defined as bank holding companies with consolidated total assets of $250 billion or more, or total on-balance sheet foreign exposure of

44    Mellon Financial Corporation

$10 billion or more) the Board further restricts the inclusion of trust-preferred securities to 15% of core capital elements, net of goodwill less any associated deferred tax liability. The quantitative limits become effective on March 31, 2009. Under the limitations discussed above, at June 30, 2005, Mellon’s risk-based capital ratios would have exceeded the well capitalized guidelines.

In October 2002, Mellon’s Board of Directors authorized a share repurchase program of up to 25 million shares of common stock. During the second quarter of 2005, Mellon repurchased 6 million shares of its outstanding common stock through a share repurchase agreement with a broker-dealer counterparty at an initial price of $27.45 per share for a total of $164.7 million. Through this program, we returned excess capital from the sale of the HR businesses and the Shinsei investment to shareholders and immediately reduced the number of our common shares outstanding. Under the agreement, the counterparty immediately borrows shares from the open market that are in turn sold to Mellon. The counterparty subsequently purchases an equal amount of shares in the open market to repay the borrowed shares. The agreement is subject to a purchase price adjustment based on the actual price paid for the shares, and other related costs, by the counterparty. The price adjustment can be settled, at Mellon’s option, in cash or shares of common stock. Mellon expects to settle the transaction by issuing approximately 0.1 million shares of common stock to the counterparty. The settlement is expected to occur in the third quarter of 2005. Mellon has also entered into a $26 million repurchase agreement to repurchase common shares in the third quarter of 2005. Under this arrangement, the number of shares to be repurchased will be based on the volume weighted average share price of Mellon’s common stock over this period, subject to a discount.

At June 30, 2005, an additional 2 million common shares were available for repurchase under the October 2002 repurchase program, which does not have an expiration date. Share reissuances, primarily for employee benefit plan purposes, totaled 1.1 million for the second quarter of 2005.

Share repurchases during second quarter 2005

(common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
April 2005 (b)	6,098		$27.47	6,000
May 2005	19		28.19	—
June 2005	16		28.07	—
Second quarter 2005	6,133	(c)	$27.48	6,000
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the second quarter of 2005 was $168 million.
(b)	Includes 6 million shares repurchased, at an average price of $27.45 per share, through a share repurchase agreement with a broker-dealer counterparty.
(c)	Includes 133 thousand shares, at a purchase price of $4 million, purchased from employees in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 36 and 37 of Mellon’s 2004 Financial Annual Report.

Composition of loan portfolio

The loan portfolio at June 30, 2005 increased $455 million compared with March 31, 2005, $779 million compared with Dec. 31, 2004 and $570 million compared with June 30, 2004. The increases reflect higher levels of commercial and financial loans, primarily insurance premium finance loans resulting from the winding down of two securitizations, and higher personal loans.

At June 30, 2005, approximately 74% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has:

•	a Moody’s long-term rating of Baa3 or better, and/or;

•	a Standard and Poor’s long-term rating of BBB- or better; or

•	if unrated, an equivalent rating using our internal risk ratings.

Mellon Financial Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Composition of loan portfolio

(in millions)	June 30, 2005		March 31, 2005	Dec. 31, 2004	June 30, 2004
Domestic loans and leases:
Commercial and financial (a)	$2,794		$2,420	$2,190	$2,294
Commercial real estate	1,850		1,871	1,916	2,003
Personal (b)	2,139		2,034	1,993	1,900
Lease finance assets (c)	459		449	456	494
Total domestic loans and leases	7,242		6,774	6,555	6,691
International loans and leases	291		304	199	272
Total loans and leases, net of unearned discount	$7,533	(d)	$7,078	$6,754	$6,963
(a)	Previously included venture capital direct mezzanine investments in the form of subordinated debt. These investments totaled $43 million at June 30, 2005, $39 million at March 31, 2005 and $36 million at Dec. 31, 2004. June 30, 2004 was not reclassified.
(b)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth Management sector.
(c)	Represents large ticket lease assets that will run-off through repayments, possible sales and no new originations.
(d)	Includes $3.707 billion of loans to Private Wealth Management customers and $919 million of loans to Mellon 1st Business Bank, National Association customers.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)(b)

(in millions)	June 30, 2005	March 31, 2005	Dec. 31, 2004	June 30, 2004
Unfunded commitments to extend credit (c):
Expire within one year	$4,681	$5,440	$5,507	$6,613
Expire within one to five years	7,784	7,309	7,339	7,189
Expire over five years	205	211	125	168
Total unfunded commitments to extend credit	12,670	12,960	12,971	13,970

Commercial letters of credit (d)	5	6	5	8

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,376	1,390	1,327	1,494
Custodian securities lent with indemnification against broker default of return of securities	103,105	97,370	83,934	78,140
Liquidity support provided to TRFC	894	444	623	560
(a)	For a further discussion, see pages 101 through 104 of Mellon’s 2004 Financial Annual Report. In addition, we had outstanding commitments to fund venture capital investments of $101 million at June 30, 2005, $112 million at March 31, 2005, $122 million at Dec. 31, 2004 and $141 million at June 30, 2004.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $563 million at June 30, 2005, $491 million at March 31, 2005, $412 million at Dec 31, 2004 and $438 million at June 30, 2004.
(d)	Net of participations and collateral totaling $14 million at June 30, 2005, $45 million at March 31, 2005, $45 million at Dec. 31, 2004 and $47 million at June 30, 2004.
(e)	Net of participations and cash collateral totaling $197 million at June 30, 2005, $209 million at March 31, 2005, $199 million at Dec. 31, 2004 and $166 million at June 30, 2004. At June 30, 2005, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

46    Mellon Financial Corporation

Unfunded commitments to extend credit

Total unfunded commitments to extend credit decreased $290 million, or 2%, compared with March 31, 2005, $301 million, or 2%, compared with Dec. 31, 2004 and $1.300 billion, or 9%, compared with June 30, 2004. Unfunded commitments to extend credit expiring over one year increased $469 million, or 6%, compared with March 31, 2005, $525 million, or 7%, compared with Dec. 31, 2004 and $632 million, or 9%, compared with June 30, 2004. The increase compared with March 31, 2005 and June 30, 2004 resulted from a shift towards longer maturities of loan commitments. At June 30, 2005, approximately 97% of unfunded loan commitments to our large corporate customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, Mellon offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate Mellon for a stated period to disburse funds to a third-party beneficiary if our customer fails to perform under the terms of an agreement with the beneficiary. We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At June 30, 2005, we had a liability of $8 million related to letters of credit issued or modified since Dec. 31, 2002.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $103 billion at June 30, 2005 and were primarily collateralized by cash and U.S. government securities.

For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 47, 48, 102 and 103 of Mellon’s 2004 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002 to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled approximately $44 billion at June 30, 2005, primarily relating to securities lending activity. Agency securities lending represents approximately $41 billion of this guarantee, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions are collateralized by approximately $41 billion, comprised of cash, OECD government securities and equities. This potential exposure also assumes that there are no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO Bank N.V.

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

Mellon Financial Corporation    47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

Mellon’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or Mellon. Its financial results are not included in the financial statements of the Bank or Mellon. TRFC was formed in 1990 and can issue up to $5 billion of commercial paper to make loans secured by, and to purchase, pools of receivables. The Bank operates as a referral agent and refers transactions to TRFC as well as providing all administrative services. Loans or other assets are not transferred from the Bank to TRFC. TRFC sold subordinated notes to an unrelated third party in 2003 and as a result of that sale, Mellon is not the “primary beneficiary” of TRFC, as defined by FIN 46 Revised.

Fee revenue of less than $1 million was received from this entity in each of the second quarter of 2005, first quarter of 2005, and second quarter of 2004, for the services and the liquidity and credit support facilities. At June 30, 2005, TRFC’s receivables totaled $892 million and commercial paper outstanding totaled $894 million compared with $421 million and $444 million for each at March 31, 2005. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $50 million at both June 30, 2005 and March 31, 2005. Mellon’s maximum loss exposure related to TRFC, which is required to be disclosed under FIN 46, is the full amount of the liquidity facility, or $894 million, at June 30, 2005. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 46. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2004 Financial Annual Report.

Nonperforming assets

Nonperforming assets

(dollar amounts in millions)	June 30, 2005	March 31, 2005	Dec. 31, 2004	June 30, 2004
Nonperforming loans:
Commercial and financial	$7	$9	$10	$11
Personal	4	4	4	3
Commercial real estate	—	—	—	—
Lease finance assets	15	15	15	—
Total nonperforming loans (a)	26	28	29	14
Total acquired property	—	—	—	1
Total nonperforming assets	$26	$28	$29	$15
Nonperforming loans as a percentage of total loans	.34%	.39%	.43%	.20%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.87%	.98%	1.08%	.56%
(a)	Includes $8 million, $7 million, $9 million and $9 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

48    Mellon Financial Corporation

The $26 million balance of total nonperforming loans at June 30, 2005 was comprised of a $15 million lease to a low-fare airline, a loan of $5 million to a cable television operator and $6 million of various smaller loans. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in our 2004 Financial Annual Report.

At June 30, 2005 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $7 million, $1 million and $1 million. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

Provision and reserve for credit exposure

Mellon’s accounting policy regarding the reserve for credit exposure is regarded as a critical accounting policy in that it involves significant management valuation judgements. For a further discussion of our accounting policy relating to the reserve for credit exposure see pages 45 and 46 of our first quarter Form 10-Q.

The allocation of the reserve for credit exposure is presented below. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure

(in millions)	June 30, 2005	March 31, 2005	Dec. 31, 2004	June 30, 2004
Reserve for loan losses:
Base reserves:
Commercial and financial	$39	$40	$36	$40
Commercial real estate	5	5	9	12
Personal	4	4	5	5
Lease assets	34	33	15	13
Total domestic base reserve	82	82	65	70
International	1	1	2	3
Total base reserve	83	83	67	73
Impairment/judgmental	4	4	6	2
Unallocated	—	—	25	21
Total loan loss reserve	$87	$87	$98	$96
Reserve for unfunded commitments:
Commitments	$74	$70	$57	$59
Letters of credit and bankers acceptances	7	7	10	14
Total unfunded commitments reserve	$81	$77	$67	$73
Total reserve for credit exposure	$168	$164	$165	$169

Mellon Financial Corporation    49

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Total base reserves at June 30, 2005 are unchanged from March 31, 2005. The increase in the total base reserve and the decrease in the unallocated loan loss reserve at June 30, 2005 compared with Dec. 31, 2004 was primarily driven by higher commercial and financial, and lease asset reserves due to refinement of the methodology used to determine the level of reserves, that was implemented during the first quarter of 2005. New quantitative factors have replaced the historical loss factors and take into account the credit rating, maturity, exposure size and industry. The impairment/judgmental reserve compared with March 31, 2005 reflects no change to the reserve on a nonperforming leasing credit, which has been reviewed for potential loss content. The increase in the reserves for unfunded commitments at June 30, 2005 from March 31, 2005 and June 30, 2004 is primarily related to the shift towards longer maturities of loan commitments.

Mellon’s management concluded that, at June 30, 2005, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio.

The net provision for credit losses totaled $3 million in the second quarter of 2005, compared with no net provision in the second quarter of 2004 and negative $1 million in the first quarter of 2005.

Reserve activity Quarter ended

	June 30, 2005		March 31, 2005		June 30, 2004
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$87	$77	$98	$67	$94	$77
Total credit losses	—	—	(1)	—	(2)	—
Total recoveries	1	—	1	—	2	—
Total net credit recoveries (losses) (a)	1	—	—	—	—	—
Securitizations	—	—	—	—	(2)	—
Provision for credit losses	(1)	4	(11)	10	4	(4)
Reserve at end of period	$87	$81	$87	$77	$96	$73
Reserve for loan losses as a percentage of total loans (b)	1.15%	N/M	1.23%	N/M	1.39%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (b)	N/M	.58%	N/M	.54%	N/M	.47%
Annualized net credit losses (recoveries) to average loans	—%	N/M	—%	N/M	—%	N/M
(a)	Substantially all of the net credit losses/recoveries relate to commercial and financial loans.
(b)	At period-end.

N/M - Not meaningful.

50    Mellon Financial Corporation

Reserve activity Six months ended

	June 30, 2005		June 30, 2004
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$98	$67	$103	$75
Total credit losses	(1)	—	(2)	—
Total recoveries	2	—	2	—
Total net credit recoveries (losses) (a)	1	—	—	—
Securitizations	—	—	(2)	—
Provision for credit losses	(12)	14	(5)	(2)
Reserve at end of period	$87	$81	$96	$73
Annualized net credit losses (recoveries) to average loans	—%	N/M	—%	N/M
(a)	Substantially all of the net credit losses/recoveries relate to commercial and financial loans.

N/M — Not meaningful.

Market and liquidity risk

For a discussion of the management of market and liquidity risk see page 42 of Mellon’s 2004 Financial Annual Report.

Asset/liability management

Asset/liability management activities address management of assets and liabilities from an interest rate risk, currency risk and liquidity management perspective, including the use of derivatives.

Selected average balances

	Quarter ended			Six months ended
(in millions)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Assets:
Money market investments	$3,307	$4,252	$2,703	$3,777	$2,844
Trading account securities	293	308	268	301	312
Securities	14,444	13,714	11,647	14,081	11,330
Loans	7,339	6,882	7,491	7,111	7,490
Total interest-earning assets	25,383	25,156	22,109	25,270	21,976
Noninterest-earning assets	10,921	11,811	11,362	11,363	11,422
Reserve for loan losses	(87)	(98)	(94)	(92)	(98)
Assets allocated to discontinued operations	219	—	—	110	—
Total assets	$36,436	$36,869	$33,377	$36,651	$33,300
Funds supporting total assets:
Core funds	$33,666	$34,400	$30,606	$34,115	$30,420
Purchased funds	2,770	2,469	2,771	2,536	2,880
Funds supporting total assets	$36,436	$36,869	$33,377	$36,651	$33,300

Mellon Financial Corporation    51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The $3.274 billion increase in average interest-earning assets in the second quarter of 2005 compared with the second quarter of 2004 primarily resulted from higher levels of securities and money market investments. The increase compared with the first quarter of 2005 resulted from higher levels of securities and loans primarily offset by lower levels of money market investments. The increase in average securities, compared with both periods, was due to purchases of floating rate and other short duration mortgage-backed securities. The higher level of loans compared with the first quarter of 2005 primarily reflects an increase in insurance premium finance loans in part resulting from the winding down of two securitizations. The proportion of average core funds to average total assets in the second quarter of 2005 of 92% was unchanged compared with the second quarter of 2004. See pages 42 and 43 of Mellon’s 2004 Financial Annual Report for a definition of core and purchased funds.

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

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, N.A., and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2004 Financial Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2005 of up to approximately $292 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between July 1, 2005 and the date of any such dividend declaration. To comply with regulatory guidelines, Mellon and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At June 30, 2005, the Parent Corporation had $607 million of unencumbered liquid assets. The Parent Corporation has a $200 million revolving credit agreement with Mellon Bank, N.A., Mellon’s primary bank subsidiary, with a June 2006 expiration date. The agreement was executed at market terms. Under this agreement any borrowings are to be collateralized with eligible assets of our non-bank subsidiaries. There were no borrowings under this facility at June 30, 2005. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity to issue debt, equity and junior subordinated debentures under a shelf registration statement. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank, N.A.’s credit ratings which are shown in the following table.

Debt ratings at June 30, 2005

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of Mellon’s long-term debt totaled approximately $300 million in the second quarter of 2005. Contractual maturities will total approximately $250 million for the remainder of 2005.

52    Mellon Financial Corporation

During the second quarter of 2005, Mellon repurchased 6 million shares of its outstanding common stock through a share repurchase agreement with a broker-dealer counterparty at an initial price of $27.45 per share for a total of $164.7 million, as more fully discussed on page 45. Mellon has also entered into a $26 million repurchase agreement to repurchase additional common shares in the third quarter of 2005.

We paid $84 million in common stock dividends in the second quarter of 2005 compared with $76 million in the second quarter of 2004. The common dividend payout ratio, on a net income basis, was 67% in the second quarter of 2005 on a dividend of $.20 per share compared with 43% in the second quarter of 2004 on a dividend of $.18 per share. Based upon shares outstanding at June 30, 2005 and the current quarterly common stock dividend rate of $.20 per share, the annual common stock dividend is expected to be approximately $335 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased by $12 million during the first six months of 2005 to $2.787 billion. The increase resulted from $597 million of net cash provided by operating activities and $10 million of net cash provided by investing activities substantially offset by $465 million of net cash used in financing activities. Net cash used in financing activities primarily resulted from repayments of longer-term debt. Net cash provided by investing activities primarily resulted from a lower level of short-term investments and proceeds from divestitures, primarily offset by purchases of securities and loan advances.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50 and 100 basis point shift downward in short-term interest rates on net interest revenue, earnings per share and return on equity. Given the relatively low interest rate environment that existed at June 30, 2005, the impact of a 200 basis point downward shift is not shown in the table. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at June 30, 2005. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the June 2005 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding Mellon’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 44 through 46 in Mellon’s 2004 Financial Annual Report. Also, see page 27 of this report for a discussion of expected net interest revenue for the third quarter of 2005.

Interest rate simulation sensitivity analysis

	Simulated increase (decrease) in the next 12 months compared with last 12 months
	Net Interest revenue	Earnings per share	Return on equity
Movement in interest rates from June 2005 rates:
Up 50 bp	4.5%	$0.03	35	bp
Up 100 bp	3.6	0.03	28
Up 200 bp	—	—	—

Down 50 bp	5.9%	$0.05	46	bp
Down 100 bp	6.4	0.05	50

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at June 30, 2005, nor did it exceed our guidelines at June 30, 2004.

Managing interest rate risk with derivative instruments

Derivatives are used as part of the Mellon’s overall asset/liability management process to augment the management of interest rate exposure. The total notional amount of interest rate swaps used to manage interest rate risk was $3.081 billion at June 30, 2005, compared with $3.084 billion at Dec. 31, 2004 and $2.779 billion at June 30, 2004. The increase compared with June 30, 2004, primarily resulted from entering into instruments in

Mellon Financial Corporation    53

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

conjunction with long-term debt issuances in 2004. The notional value at June 30, 2005 was primarily comprised of receive fixed instruments associated with long-term debt and junior subordinated debentures with a weighted average maturity of approximately 8 years and weighted average interest rates received and paid of 5.57% and 3.46%, respectively. The net interest differential between interest revenue and interest expense resulted in interest revenue of $24 million and $53 million in the second quarter and first six months of 2005, compared with interest revenue of $37 million and $74 million in the second quarter and first six months of 2004. Additional information regarding these contracts is presented in Note 27 in Mellon’s 2004 Financial Annual Report.

We enter into interest rate swaps designated as fair value hedges, to convert portions of our fixed rate junior subordinated debentures to floating rate debt, our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate certificates of deposit to variable rate certificates of deposit. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps. No ineffectiveness was recorded for the six months ended June 30, 2005 and June 30, 2004. At June 30, 2005, there were no outstanding cash flow hedges.

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

Derivative instruments used for trading purposes

(notional amounts in millions)	June 30, 2005	March 31, 2005	Dec. 31, 2004	June 30, 2004
Commitments to purchase and sell foreign currency contracts	$77,072	$77,154	$64,170	$77,583
Foreign currency option contracts purchased	6,805	5,202	6,710	5,046
Foreign currency option contracts written	9,194	8,660	9,020	8,549
Interest rate agreements:
Interest rate swaps	12,475	11,406	10,916	10,197
Options, caps and floors purchased	666	797	799	667
Options, caps and floors written	765	788	741	820
Futures and forward contracts	10,453	10,819	8,880	16,727
Equity options	1,331	2,625	3,845	2,804
Credit default swaps	703	643	694	671
Total return swaps	41	32	33	36

54    Mellon Financial Corporation

We use a value-at-risk methodology to estimate the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Using our methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate average value-at-risk for trading activities and credit default swaps was approximately $5 million for each of the 60 business-day periods ending June 30, 2005, March 31, 2005 and June 30, 2004.

Critical accounting policies

Our significant accounting policies are discussed in Note 1 of Mellon’s 2004 Financial Annual Report. Our critical accounting policies are those related to valuing venture capital investments, provision and reserve for credit exposure, and accounting for pensions, as referenced below.

Critical policy	Reference

Valuing venture capital investments	Mellon’s 2004 Financial Annual Report, pages 55-56.

Provision and reserve for credit exposure	Mellon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, pages 45-46.

Accounting for pensions	Mellon’s 2004 Financial Annual Report, page 57 and pages 93-94.

Mellon Financial Corporation    55

Item 4. Controls and Procedures.

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2005, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of June 30, 2005, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

56    Mellon Financial Corporation

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected cash contributions to funded defined benefit pension plans; expected tax benefits and expenses; amounts of contingent and deferred consideration payable for acquisitions; collectibility of securities; estimated amortization expense; long-term financial goals; the impact of market and demographic trends; the quarter in which performance fees generally are highest; potential future venture capital gains or losses, possible changes in the value of the portfolio and intentions as to future investments; expected third quarter 2005 net interest revenue; the effect of a new accounting standard related to share-based payments and expected stock option expense in 2005 and 2006; the expected tax provisioning rate and the adequacy of tax accruals; economic capital allocations; the Corporation’s intention not to renew certain credit relationships; settlement of a purchase price adjustment for share repurchases; liabilities for guarantees and indemnities; loss exposure related to Three Rivers Funding Corporation (TRFC); credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; contractual maturities of long-term debt; simulation of changes in interest rates; the value-at-risk for trading activities and credit default swaps; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; equity and fixed-income and foreign exchange market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; customers’ sensitivity to increases in oil prices and decreasing travel; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within Mellon’s markets; customer spending and savings habits; interest rate fluctuations; geographic sources of income; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation process; and the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

All statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Mellon Financial Corporation    57

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against Mellon and our subsidiaries and certain former subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our businesses and operations and include suits relating to our servicing, investment, mutual fund, advisory, trust, custody, shareholder services, cash management, lending, collections and other activities and operations. Certain actions and proceedings relate to businesses that have been divested.

As reported in Mellon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on March 22, 2005, the United States Attorney for the Western District of Pennsylvania announced that six former employees of a subsidiary of Mellon had been indicted by a federal grand jury in Pittsburgh, Pennsylvania on a series of charges relating to the destruction in April 2001 of approximately 80,000 United States tax returns and payments. In related public comments, the United States Attorney indicated that the investigation is continuing. Mellon is cooperating fully in this investigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on page 45 of this report and is incorporated into this Item by reference.

Information regarding limitations on the payment of dividends by the Corporation’s national bank subsidiaries appears under “Liquidity and dividends” on page 52 of this report and is incorporated into this Item by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 19, 2005, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of five directors for a term expiring in 2008.

Name of Director	Votes For	Votes Withheld
Ruth E. Bruch	361,136,168	8,868,439
Steven G. Elliott	349,348,401	20,656,206
Edmund F. Kelly	365,638,687	4,365,920
Robert Mehrabian	364,398,937	5,605,670
Wesley W. von Schack	364,293,896	5,710,711

2.	Ratification of KPMG LLP as independent public accountants of the Corporation for the year ending Dec. 31, 2005:

For:	364,157,148
Against:	4,653,633
Abstain:	1,193,826

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

58    Mellon Financial Corporation

Item 6. Exhibits.

2.1	Stock Purchase Agreement dated as of March 15, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

2.2	Amendment No. 1 to Purchase Agreement dated as of May 25, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to Amendment No. 1 are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.

10.1	Mellon Financial Corporation Compensation Schedule for Directors.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2004 Financial Annual Report to Shareholders.

Mellon Financial Corporation    59

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: August 5, 2005	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

60    Mellon Financial Corporation

CORPORATE INFORMATION

Business of Mellon	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its six business sectors (Institutional Asset Management, Mutual Funds, Private Wealth Management, Asset Servicing, Payment Solutions & Investor Services and Treasury Services/Other Activity), Mellon serves two distinct major classes of customers - corporations and institutions and high net worth individuals. For corporations and institutions, Mellon provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, shareholder services, treasury management and banking services. For individuals, Mellon provides mutual funds and wealth management. Mellon’s asset management businesses, which include The Dreyfus Corporation, Founders Asset Management LLC, Standish Mellon Asset Management Company LLC and U.K.-based Newton Investment Management, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from Mellon at the current market value. Nonshareholders may purchase their first shares of Mellon’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, visit www.melloninvestor.com or call 1 800 205-7699.

Form 10-K and Shareholder Publications	For a free copy of Mellon’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of Mellon, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

The 2004 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com
Mellon Investor Services: www.melloninvestor.com
Also see Internet access for Business Groups/Principal Entities in the 2004 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Publication Requests/Securities Transfer Agent	To request the Annual Report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Stock Prices	Prices for Mellon’s common stock can be viewed at www.mellon.com.

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

Mellon Financial Corporation    61

Index to Exhibits

Exhibit No.	Description	Method of Filing
2.1	Stock Purchase Agreement dated as of March 15, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated March 16, 2005 and incorporated herein by reference.

2.2	Amendment No. 1 to Purchase Agreement dated as of May 25, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to Amendment No. 1 are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated May 25, 2005 and incorporated herein by reference.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Mellon Financial Corporation Compensation Schedule for Directors.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

62    Mellon Financial Corporation

Index to Exhibits

(continued)

Exhibit No.	Description	Method of Filing
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2004 Financial Annual Report to Shareholders.	Previously filed as a portion of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004 and incorporated herein by reference.

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

Mellon Financial Corporation    63