Form 10-Q
period 2005-09-30
MELLON FINANCIAL CORP
filed 2005-11-04
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ✓     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2005

Common Stock, $.50 par value	418,124,658

MELLON FINANCIAL CORPORATION

THIRD QUARTER 2005 FORM 10-Q

TABLE OF CONTENTS AND 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	2
Consolidated Balance Sheet (unaudited)	3
Consolidated Statement of Cash Flows (unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	5

Notes to Financial Statements	7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	59

Cautionary Statement	60

Part II - Other Information

Item 1. Legal Proceedings.	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	61

Item 6. Exhibits.	62

Signature	63

Corporate Information	64

Index to Exhibits	65

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENT (unaudited)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts)		Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Noninterest	Investment management (a)	$479	$443	$379	$1,351	$1,170
revenue	Distribution and service (a)	82	74	68	227	201
	Institutional trust and custody (a)	197	193	148	564	465
	Payment solutions & investor services	122	142	133	398	427
	Foreign exchange trading	52	50	38	156	145
	Financing-related	34	35	31	101	97
	Equity investment	17	15	24	251	131
	Other (a)	55	46	43	140	126

	Total fee and other revenue (a)	1,038	998	864	3,188	2,762
	Gains on sales of securities	1	—	—	1	8

	Total noninterest revenue (a)	1,039	998	864	3,189	2,770

Net interest	Interest revenue	299	286	208	834	616
revenue	Interest expense	181	159	95	472	266

	Net interest revenue	118	127	113	362	350
	Provision for credit losses	12	3	—	14	(7)

	Net interest revenue after provision for credit losses	106	124	113	348	357

Operating	Staff	452	427	376	1,300	1,141
expense	Professional, legal and other purchased services (a)	114	110	91	324	278
	Distribution and servicing (a)	100	90	81	271	239
	Net occupancy	61	57	57	177	192
	Equipment	44	44	41	129	127
	Business development	23	23	21	67	64
	Communications	19	19	18	63	62
	Amortization of intangible assets	6	7	4	19	13
	Other (a)	52	49	36	151	129

	Total operating expense (a)	871	826	725	2,501	2,245

Income	Income from continuing operations before income taxes	274	296	252	1,036	882
	Provision for income taxes	78	93	71	332	274

	Income from continuing operations	196	203	181	704	608
	Discontinued operations:
	Income (loss) from operations, net of tax credit of $-, $(23), $-, $(36) and $(2)	—	(49)	—	(100)	(7)
	Net gain (loss) on disposals, net of tax expense of $(1), $41, $1, $40 and $2	(2)	(29)	2	(30)	3

	Income (loss) from discontinued operations, net of tax expense (credit) of $(1), $18, $1, $4 and $-	(2)	(78)	2	(130)	(4)

	Net income	$194	$125	$183	$574	$604

Earnings per	Basic:
share (b)	Continuing operations	$.47	$.49	$.43	$1.69	$1.45
	Discontinued operations	—	(.19)	01	(.31)	(.01)

	Net income	$.47	$.30	$.44	$1.38	$1.44

	Diluted:
	Continuing operations	$.47	$.49	$.43	$1.68	$1.43
	Discontinued operations	—	(.19)	—	(.31)	(.01)

	Net income	$.47	$.30	$.43	$1.37	$1.42

Shares	Basic average shares outstanding	414,606	414,908	419,136	416,373	419,937
outstanding	Common stock equivalents	3,305	3,036	3,978	3,438	4,796

	Diluted average shares outstanding	417,911	417,944	423,114	419,811	424,733
(a)	Amounts include reclassifications as discussed in Note 1 under “Change in Reporting Classifications.”
(b)	Calculated based on unrounded numbers.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET (unaudited)

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Assets	Cash and due from banks	$2,770	$2,775	$3,278
	Interest-bearing deposits with banks	2,176	2,709	2,858
	Federal funds sold and securities under resale agreements	234	1,850	347
	Other money market investments	111	114	107
	Trading account securities	286	262	201
	Securities available for sale	16,821	13,376	12,445
	Investment securities (approximate fair value of $179, $217 and $233)	175	211	226
	Loans, net of unearned discount of $28, $28 and $29	7,558	6,754	7,025
	Reserve for loan losses	(80)	(98)	(98)

	Net loans	7,478	6,656	6,927
	Premises and equipment	627	688	686
	Goodwill	2,178	2,321	2,278
	Other intangibles	154	145	148
	Assets of discontinued operations	—	40	—
	Other assets	5,733	5,968	5,595

	Total assets	$38,743	$37,115	$35,096

Liabilities	Noninterest-bearing deposits in domestic offices	$9,225	$7,371	$7,294
	Interest-bearing deposits in domestic offices	9,843	10,170	9,277
	Interest-bearing deposits in foreign offices	6,087	6,050	5,460

	Total deposits	25,155	23,591	22,031
	Federal funds purchased and securities under repurchase agreements	782	704	853
	Term federal funds purchased and U.S. Treasury tax and loan demand notes	551	52	6
	Commercial paper	—	6	7
	Other funds borrowed	342	153	286
	Reserve for unfunded commitments	77	67	71
	Other liabilities	2,912	2,801	2,557
	Notes and debentures (with original maturities over one year)	3,695	4,567	4,266
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,047	1,057	1,060
	Liabilities of discontinued operations	—	15	—

	Total liabilities	34,561	33,013	31,137

Shareholders’ equity	Common stock - $.50 par value Authorized - 800,000,000 shares, Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,946	1,931	1,924
	Retained earnings	6,715	6,397	6,280
	Accumulated unrealized gain (loss), net of tax	(57)	49	23
	Treasury stock of 170,537,262; 165,308,079 and 165,113,399 shares, at cost	(4,716)	(4,569)	(4,562)

	Total shareholders’ equity	4,182	4,102	3,959

	Total liabilities and shareholders’ equity	$38,743	$37,115	$35,096

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Mellon Financial Corporation (and its subsidiaries)

		Nine months ended Sept. 30,
(in millions)		2005	2004
Cash flows from	Net income	$574	$604
operating activities	Loss from discontinued operations	(130)	(4)
	Income from continuing operations	704	608
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and other amortization	107	102
	Deferred income tax (benefit) expense	(23)	172
	Provision for credit losses	14	(7)
	Gain on sale of investment in Shinsei Bank	(197)	(93)
	Pension expense (credit)	13	(2)
	Net (increase) decrease in trading account securities	(24)	65
	Net change in accruals and other	233	(125)
	Net cash provided by operating activities	827	720
Cash flows from	Net decrease in term deposits and other money market investments	536	26
investing activities	Net decrease in federal funds sold and securities under resale agreements	1,616	356
	Purchases of securities available for sale	(8,996)	(6,574)
	Proceeds from sales of securities available for sale	1,911	1,562
	Proceeds from maturities of securities available for sale	3,589	3,228
	Proceeds from maturities of investment securities	35	71
	Proceeds from the sale of investment in Shinsei Bank	244	120
	Net principal advances of loans to customers	(970)	(145)
	Loan portfolio purchases	—	(19)
	Proceeds from the sales and securitizations of loans	143	553
	Purchases of premises and equipment/capitalized software	(110)	(129)
	Proceeds from divestitures	358	—
	Net cash disbursed in acquisitions	(150)	(165)
	Net (decrease) increase from other investing activities	(10)	96
	Net cash used in investing activities	(1,804)	(1,020)
Cash flows from	Net increase in deposits	1,583	1,241
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	78	99
	Net increase (decrease) in other funds borrowed	688	(29)
	Net decrease in commercial paper	(6)	(3)
	Repayments of longer-term debt	(769)	(205)
	Net proceeds from issuance of longer-term debt	—	298
	Dividends paid on common stock	(244)	(221)
	Proceeds from issuance of common stock	45	32
	Repurchase of common stock	(265)	(236)
	Net cash provided by financing activities	1,110	976
	Effect of foreign currency exchange rates	(108)	(3)
	Net cash (used in) provided by discontinued operations	(30)	3
Change in cash and	Net (decrease) increase in cash and due from banks	(5)	676
due from banks	Cash and due from banks at beginning of period	2,775	2,602
	Cash and due from banks at end of period	$2,770	$3,278
Supplemental	Interest paid	$485	$272
disclosures	Income taxes paid (a)	303	197
	Income taxes refunded (a)	5	4
(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at June 30, 2005	$294	$1,930	$6,611	$(3)	$(4,710)	$4,122
Comprehensive results:
Net income	—	—	194	—	—	194
Other comprehensive results, net of tax	—	—	—	(54)	—	(54)
Total comprehensive results	—	—	194	(54)	—	140
Dividends on common stock at $0.20 per share	—	—	(84)	—	—	(84)
Repurchase of common stock	—	—	—	—	(42)	(42)
Stock awards and options exercised	—	16	(6)	—	26	36
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	6	6
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Balance at Sept. 30, 2005	$294	$1,946	$6,715	$(57)	$(4,716)	$4,182
Mellon Financial Corporation (and its subsidiaries)
Quarter ended Sept. 30, 2004 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at June 30, 2004	$294	$1,917	$6,179	$(90)	$(4,551)	$3,749
Comprehensive results:
Net income	—	—	183	—	—	183
Other comprehensive results, net of tax	—	—	—	113	—	113
Total comprehensive results	—	—	183	113	—	296
Dividends on common stock at $0.18 per share	—	—	(77)	—	—	(77)
Repurchase of common stock	—	—	—	—	(38)	(38)
Stock awards and options exercised	—	7	(5)	—	13	15
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	9	9
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Balance at Sept. 30, 2004	$294	$1,924	$6,280	$23	$(4,562)	$3,959

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2004	$294	$1,931	$6,397	$49	$(4,569)	$4,102
Comprehensive results:
Net income	—	—	574	—	—	574
Other comprehensive results, net of tax	—	—	—	(106)	—	(106)
Total comprehensive results	—	—	574	(106)	—	468
Dividends on common stock at $0.58 per share	—	—	(244)	—	—	(244)
Repurchase of common stock	—	—	—	—	(265)	(265)
Stock awards and options exercised	—	15	(12)	—	82	85
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	22	22
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	4	4
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	10	10
Balance at Sept. 30, 2005	$294	$1,946	$6,715	$(57)	$(4,716)	$4,182
Mellon Financial Corporation (and its subsidiaries)
Nine months ended Sept. 30, 2004 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2003	$294	$1,901	$5,934	$26	$(4,453)	$3,702
Comprehensive results:
Net income	—	—	604	—	—	604
Other comprehensive results, net of tax	—	—	—	(3)	—	(3)
Total comprehensive results	—	—	604	(3)	—	601
Dividends on common stock at $0.52 per share	—	—	(221)	—	—	(221)
Repurchase of common stock	—	—	—	—	(236)	(236)
Stock awards and options exercised	—	23	(35)	—	83	71
Common stock issued under the 401(k) Retirement Savings Plan	—	—	(1)	—	27	26
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	5	5
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	(1)	—	10	9
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	2	2
Balance at Sept. 30, 2004	$294	$1,924	$6,280	$23	$(4,562)	$3,959

See accompanying Notes to Financial Statements.

6    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of Mellon are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with Mellon’s 2004 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. In addition to reclassifications related to discontinued operations, other reclassifications, including those discussed below, have been made to prior periods to place them on a basis comparable with the current period presentation.

For details of guarantees, see “Other guarantees and indemnities” in the table on page 46, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 47 and 48. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Change in Reporting Classifications

In the third quarter of 2005, Mellon began to record gross mutual fund distribution and service fees earned and paid as noninterest revenue and operating expense. The fee revenue earned from mutual funds is calculated as a percentage of the average assets of the mutual fund investment portfolios managed or administered by Mellon. In turn, we pay fees to other financial intermediaries to cover their costs for distributing and servicing the funds, as well as paying sub-advisory fees to unaffiliated asset managers. These amounts are now recorded as an expense. Previously, the net amount of these revenues/expenses was recorded in fee revenue. These reclassified amounts are primarily included as “distribution and service fees” and “distribution and servicing expense” line items on the Consolidated Income Statement. Investment management revenue, institutional trust and custody revenue, and professional, legal and other purchased services expense were also impacted to a lesser extent. Asset management revenue represents more than 50% of our consolidated revenue and this change in reporting classification is consistent with the reporting practices of other large asset managers with significant mutual fund operations. Total noninterest revenue and operating expense were increased by $102 million, $93 million and $80 million for the quarters ended Sept. 30, 2005, June 30, 2005 and Sept. 30, 2004 and $278 million and $236 million for the nine months ended Sept. 30, 2005 and 2004.

In addition, in the third quarter of 2005 we began to record revenue passed to joint ventures as other expense. Previously, the amounts were reported as a reduction of other revenue. These reclassifications totaled $10 million, $8 million and $7 million for the quarters ended Sept. 30, 2005, June 30, 2005 and Sept. 30, 2004 and $26 million for both the nine months ended Sept. 30, 2005 and 2004.

All prior periods have been reclassified. The change in both of these reporting classifications has no impact on income before taxes or net income, but reduces reported pre-tax operating margins.

Pro forma cost of stock options

Effective Jan. 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. Stock option expense, determined by using the Black-Scholes option pricing model, totaled $4 million after-tax in the third quarter of 2005, $3 million after-tax in the third quarter of 2004 and $4 million after-tax in the second quarter of 2005. During the third quarter of 2005, options totaling 12,879 shares were granted with a weighted-average fair value of $5.33 per share and will be expensed over the future vesting period.

As required to be disclosed by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the following table illustrates the

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

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

Pro forma income from continuing operations

	Quarter ended			Nine months ended
(in millions, except per share amounts)	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Income as reported	$196	$203	$181	$704	$608
Add: Stock-based employee compensation expense, using prospective method, included in reported net income, net of tax (a)	7	10	6	25	21
Deduct: Total stock-based employee compensation expense, using retroactive method, determined under fair value based method for all awards, net of tax (a)	(9)	(13)	(12)	(34)	(37)
Pro forma income	$194	$200	$175	$695	$592
Earnings per share:
Basic - as reported	$.47	$.49	$.43	$1.69	$1.45
Basic - pro forma	$.47	$.48	$.42	$1.67	$1.41
Diluted - as reported	$.47	$.49	$.43	$1.68	$1.43
Diluted - pro forma	$.47	$.48	$.41	$1.66	$1.39
(a)	Reported and pro forma results include compensation expense for restricted stock awards, net of tax, of $3 million for the third quarter of 2005, $5 million for the second quarter of 2005, $4 million for the third quarter of 2004, $12 million for the first nine months of 2005 and $13 million for the first nine months of 2004.

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of Mellon’s stock options. The fair value of each stock option was estimated on the date of the grant using the following weighted-average assumptions:

	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004
Expected dividend yields	2.6%	2.9%	2.6%
Risk-free interest rates	4.0%	3.7%	3.7%
Expected volatility	21%	22%	25%
Expected lives of options	4.0 yrs.	4.7 yrs.	5.5 yrs.

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

8    Mellon Financial Corporation

Net periodic benefit cost (a)

	Quarter ended						Nine months ended
	Sept. 30, 2005		June 30, 2005		Sept. 30, 2004		Sept. 30, 2005		Sept. 30, 2004
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$13	$1	$12	$—	$14	$—	$40	$1	$41	$1
Interest cost	21	1	21	1	20	1	64	3	61	3
Expected return on plan assets	(40)	—	(40)	—	(40)	—	(121)	—	(119)	—
Amortization of transition asset	—	—	—	1	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—	3	—	4	—
Recognized net actuarial loss	10	—	11	—	8	—	33	—	22	—
(Gain) loss on divestiture (b)	—	1	2	(3)	—	—	2	(2)	—	—
Net periodic benefit cost (credit)	$5	$3	$7	$(1)	$3	$2	$21	$3	$9	$5
(a)	Includes discontinued operations expense. Pension benefits expense includes discontinued operations expense of $4 million for the second quarter of 2005, $4 million for the third quarter of 2004, $8 million for the first nine months of 2005 and $11 million for the first nine months of 2004.
(b)	Relates to the sale of the HR consulting practices, benefits administration, and business process outsourcing businesses.

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $4 million for the remainder of 2005. Cash contributions totaled $3 million in the third quarter of 2005 and $21 million in the first nine months of 2005.

Note 2—Contingent and deferred consideration related to acquisitions

In the third quarter of 2005, Mellon acquired the remaining 50% interest in the Russell/Mellon joint venture, renamed Mellon Analytical Solutions. The combination of our existing carrying value in the joint venture at the time of the acquisition, plus $24 million paid in cash for the remaining 50% of the venture, resulted in the recording of goodwill and intangibles of $37 million and other net assets of $20 million. There were no acquisitions completed during the second quarter of 2005. One acquisition was completed during the first quarter of 2005 for a total cost of $52 million, paid in cash. Goodwill and intangibles related to this acquisition totaled $47 million. This acquisition added $30 billion to assets under administration and custody.

Additional cash consideration for prior acquisitions of $44 million was paid in the third quarter of 2005, including a deferred consideration cash payment of $12.5 million for Standish Mellon. Additional cash consideration for prior acquisitions of $10 million was paid in the second quarter of 2005 and $20 million was paid in the first quarter of 2005.

We record contingent purchase payments when amounts are determinable and become payable. Amounts generally become determinable and payable when an acquisition reaches a certain level of performance. At Sept. 30, 2005, we are potentially obligated to pay additional consideration of approximately $120 million to $260 million, for all acquisitions, over the next five years, depending on the performance of the acquired companies. None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2005. In addition, we are obligated to pay the last of four annual installments of $12.5 million for the Standish Mellon acquisition. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

Mellon owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have attempted to exercise certain “put” rights, which obligate our subsidiary to purchase the remaining 30% of the

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

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

Note 3—Discontinued operations

In the third quarter of 2005, Mellon incurred a net loss of $2 million from discontinued operations, comprised of: a $3 million loss from additional charges relating to the sale of the HR consulting practices, benefits administration and business process outsourcing businesses included in the former Human Resources & Investor Solutions sector to Affiliated Computer Services, Inc. (ACS); a $1 million loss from additional charges relating to the sale of our Australian consulting and administration businesses; and a $2 million gain from residual activity from prior-year divestitures. A net loss from discontinued operations of $78 million was recorded in the second quarter of 2005 and a net loss of $50 million was recorded in the first quarter of 2005, for a year-to-date loss of $130 million.

On March 16, 2005, we announced the signing of a definitive agreement to sell the former HR&IS businesses to ACS, and discontinued operations accounting was applied to these businesses. The sale closed on May 26, 2005.

In the fourth quarter of 2004, we applied discontinued operations accounting for certain businesses in Australia. We sold our business providing comprehensive multi-manager defined contribution services to the intermediary market in the fourth quarter of 2004. In April 2005, we sold our Australian consulting and administration businesses to Mercer Human Resource Consulting. These businesses were formerly included primarily in the Institutional Asset Management sector.

Discontinued operations - summary

	Quarter ended
(in millions)	Sept. 30, 2005	June 30 2005	March 31, 2005	Year-to-Date Sept. 30, 2005
HR businesses (a):
Loss (b)	$(3)	$(73)	$(40)	$(116)
Operations prior to sale	—	(5)	(8)	(13)
Australian businesses (a):
Loss (b)	(1)	—	(2)	(3)
Operations prior to sale	—	(1)	(1)	(2)
Prior year divestitures (a):
Gain (b)	2	1	1	4
Loss from discontinued operations, net of tax	$(2)	$(78)	$(50)	$(130)
(a)	Pre-tax income (loss) from discontinued operations for the nine months of 2005 are as follows: HR businesses $(124) million; Australian businesses $(8) million; and prior-year divestitures $6 million.
(b)	Gain (loss) as used in the table above includes gain (loss) on disposal, other sale related expenses/income and asset writedowns. Gain (loss) on the consolidated income statement reflects gain (loss) from the date of disposal. Other sale related expense/income and asset writedowns are reflected in income (loss) from operations prior to the date of disposal.

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

Revenue from discontinued operations totaled $1 million in the third quarter of 2005, $113 million in the second quarter of 2005 and $170 million in the third quarter of 2004. This included $104 million in the second quarter of 2005 and $162 million in the third quarter of 2004 for the HR businesses. Revenue from discontinued operations totaled $273 million in the first nine months of 2005 and $513 million in the first nine months of 2004, which included $256 million for the first nine months of 2005 and $489 million for the first nine months of 2004 for the HR businesses.

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

Note 4—Securities

Securities

	Sept. 30, 2005				Dec. 31, 2004
(in millions)	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$377	$—	$—	$377	$371	$—	$—	$371
Other U.S. agency	3,019	1	32	2,988	1,335	1	15	1,321
Obligations of states and political subdivisions	834	20	—	854	743	16	2	757
Mortgage-backed securities:
Federal agencies	7,142	7	96	7,053	8,437	41	61	8,417
Other	5,465	5	36	5,434	2,486	1	14	2,473
Total mortgage-backed securities	12,607	12	132	12,487	10,923	42	75	10,890
Other	115	—	—	115	37	—	—	37
Total securities available for sale	$16,952	$33	$164	$16,821	$13,409	$59	$92	$13,376
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$126	$4	$—	$130	$162	$6	$—	$168
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	127	4	—	131	163	6	—	169
Stock of Federal Reserve Bank	48	—	—	48	47	—	—	47
Other securities	—	—	—	—	1	—	—	1
Total investment securities	$175	$4	$—	$179	$211	$6	$—	$217

Note: There were $1 million of gross realized gains and less than $1 million of losses on sales of securities available for sale in the third quarter of 2005. Gross realized gains were $9 million and gross realized losses were $1 million on sales of securities available for sale in the full-year 2004. At Sept. 30, 2005 and Dec. 31, 2004, securities issued by the U.S. government and its agencies and U.S. government sponsored agencies exceeded 10% of shareholders’ equity. Also, at Sept. 30, 2005 and Dec. 31, 2004, securities issued by MASTR Adjustment Rate Mortgages Trust (included in other mortgage-backed securities) exceeded 10% of shareholders’ equity, with a book value of $434 million and $501 million and a fair value of $423 million and $496 million, respectively.

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

The gross unrealized losses on securities of $164 million was virtually all related to interest rates. Nearly all of the securities with unrealized losses are AAA rated or carry government agency guarantees. Approximately 76% of the unrealized losses on these 822 investments have been in a continuous unrealized loss position for less than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

Note 5—Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first nine months of 2005.

Goodwill

(in millions)	Institutional Asset Management and Mutual Funds (a)	Private Wealth Management	Asset Servicing	HR&IS	PS&IS	Treasury Services/ Other Activity	Total
Balance at Dec. 31, 2004	$1,057	$365	$275	$408	$—	$216	$2,321
Goodwill from acquisitions	52	—	54	—	—	—	106
Transfers between sectors (b)	42	—	—	(198)	184	(28)	—
Impairment losses	—	—	—	—	—	—	—
Other (c)	(43)	1	2	—	1	—	(39)
Discontinued operations (d)	—	—	—	(210)	—	—	(210)
Balance at Sept. 30, 2005	$1,108	$366	$331	$—	$185	$188	$2,178
(a)	During the third quarter of 2005, we combined the sector financials of the former Institutional Asset Management and Mutual Funds sectors. See page 33 for a discussion.
(b)	During the first quarter of 2005, the HR&IS business sector was eliminated as a result of the decision to sell the HR services businesses. Mellon Investor Services was moved to the new PS&IS sector, as well as global cash management, SourceNet Solutions and Mellon Financial Markets, all formerly in the Treasury Services business sector.
(c)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, purchase price adjustments and certain other reclassifications.
(d)	Reflects the goodwill for the discontinued HR Services businesses moved to assets of discontinued operations. An impairment writedown of $37 million was recorded in discontinued operations in the first quarter of 2005. Also, an impairment loss of $4 million was recorded in the first quarter of 2005 and $11 million was recorded in the fourth quarter of 2004 on the discontinued businesses in Australia. A goodwill impairment loss of $8 million was recorded in the first quarter of 2004 in continuing operations on a small non-strategic business that we exited.

12    Mellon Financial Corporation

Acquired intangible assets

Acquired intangible assets

	Net Carrying Amount
(in millions)	Sept. 30, 2005	Dec. 31, 2004
Subject to amortization:
Customer base	$92	$82
Technology based	28	31
Premium on deposits	6	8
Other	3	4
Total subject to amortization (a)	$129	$125
Not subject to amortization:
Investment management contractual relationships	25	20
Total acquired intangible assets	$154	$145
(a)	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first nine months of 2005, the net carrying amount of acquired intangible assets increased $9 million (acquisitions and contingent payments of $33 million offset by discontinued operations of $5 million and amortization expense of $19 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2005 through 2010 is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2005	$27
2006	27
2007	25
2008	20
2009	17
2010	12

At Sept. 30, 2005, $1.488 billion of goodwill and acquired intangible assets is tax deductible and $844 million is non-tax deductible.

Note 6—Other assets

Other assets

(in millions)	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Corporate/bank-owned life insurance	$1,789	$1,771	$1,831	$1,763
Prepaid pension assets	1,051	1,048	1,050	1,032
Receivables related to foreign exchange and derivative instruments (a)	733	705	1,006	744
Accounts and interest receivable	899	778	694	643
Equity investments and mezzanine financings	594	598	654	652
Equity in joint ventures and other investments (b)	300	331	313	305
Other prepaid expenses	123	147	142	147
Other assets	244	262	278	309
Total other assets	$5,733	$5,640	$5,968	$5,595
(a)	Reflects credit risk associated with interest rate swaps used to manage interest rate risk and derivatives used for trading activities. Credit risk associated with these instruments results from mark-to-market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and interest rate risk management purposes.
(b)	Relates to operating joint ventures and other investments including CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., Banco Brascan, CIBC Mellon Trust Company (and Russell/Mellon at June 30, 2005 and Dec. 31, 2004, and Pareto Partners and Russell/Mellon at Sept. 30, 2004).

Mellon Financial Corporation    13

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7—Net interest revenue

Net interest revenue

		Quarter ended			Nine months ended
(in millions)		Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Interest revenue	Interest and fees on loans (loan fees of $5, $5, $5, $15 and $20)	$108	$115	$69	$304	$220
	Interest-bearing deposits with banks	17	20	19	61	49
	Federal funds sold and securities under resale agreements	3	4	3	13	6
	Other money market investments	1	1	1	4	2
	Trading account securities	1	2	2	4	5
	Securities - taxable	159	135	107	420	310
	Securities - nontaxable	10	9	7	28	24

	Total interest revenue	299	286	208	834	616
Interest	Deposits in domestic offices	59	48	18	141	41
expense	Deposits in foreign offices	41	37	21	111	58
	Federal funds purchased and securities under repurchase agreements	17	10	3	32	9
	Other short-term borrowings	3	4	5	9	15
	Notes and debentures	45	44	35	132	103
	Junior subordinated debentures	16	16	13	47	40

	Total interest expense	181	159	95	472	266

	Net interest revenue	$118	$127	$113	$362	$350

Note 8—Business sectors

For details of business sectors, see the tables on pages 34 and 35, the paragraphs on pages 33 through 36, as well as the Treasury Services/Other Activity section on pages 41 and 42. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 9—Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended
(in millions)	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Foreign currency translation adjustment	$43	$89	$53
Minimum pension liability	(17)	(19)	(25)
Unrealized loss on assets available for sale	(83)	(21)	(5)
Accumulated unrealized gain (loss), net of tax	$(57)	$49	$23

Note 10—Supplemental information to the consolidated statement of cash flows

	Nine months ended Sept. 30,
(in millions)	2005	2004
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$183	$200
Common stock issued from treasury	—	(2)
Liabilities assumed	(33)	(33)

Net cash disbursed	$150	$165
(a)	For 2005, purchase acquisitions primarily relate to Russell’s 50% interest in the Russell/Mellon joint venture and DPM, as well as the additional consideration for Pareto Partners, Evaluation Associates Capital Markets, HBV Capital Management, Safeco Trust Company, Standish Mellon and Paragon Asset Management. For 2004, purchase acquisitions primarily relate to Talking People Limited, Safeco Trust Company, Paragon Asset Management Company, Evaluation Associates Capital Markets and the remaining 70% interest in Pareto Partners, as well as the additional consideration for Standish Mellon, The Arden Group and Vinings LLC.

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

We believe that our institutional asset management and mutual funds, private wealth management, asset servicing, payment solutions & investor services, and treasury services businesses are compatible with our strategy and goals. Our reasons follow:

•	Demand for our products and services is likely to be driven by existing market and demographic trends (such as the growth in worldwide retirement and financial assets; the growth and concentration of the wealth segments; global growth in assets managed by financial institutions, particularly in the U.S. and Europe; and the globalization of the investment process).

•	Many of our products complement one another.

•	We leverage sales, distribution and technology across our businesses for greater efficiency, which benefits our clients, shareholders and Mellon.

•	The revenue generated by our businesses is principally fee-based, providing us with lower risk earnings. In addition, our businesses do not require as much capital for growth as traditional banking.

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

Foreign currency exchange rates for one U.S. Dollar

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Spot rate:
British Pound	0.5656	0.5183	0.5525
Canadian Dollar	1.1602	1.2015	1.2650
Euro	0.8296	0.7341	0.8046
Quarterly average rate:
British Pound	0.5602	0.5363	0.5497
Canadian Dollar	1.2035	1.2204	1.3088
Euro	0.8196	0.7717	0.8179

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Throughout this report, all calculations are based on unrounded numbers.

Change in reporting classifications

In the third quarter of 2005, Mellon began to record gross mutual fund distribution and service fees earned and paid as noninterest revenue and operating expense. Previously, the net amount of these revenues/expenses was recorded in fee revenue.

In addition, in the third quarter of 2005 we began to record revenue passed to joint ventures as other expense. Previously, the amounts were reported as a reduction of other revenue.

All prior periods have been reclassified. The change in both of these reporting classifications has no impact on income before taxes or net income, but reduces reported pre-tax operating margins. See Note 1 for further details regarding these changes.

16    Mellon Financial Corporation

Third quarter of 2005 compared with the third quarter of 2004 and the second quarter of 2005

Returns and margins - continuing operations (a)

	Quarter ended			Nine months ended
	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Return on equity (annualized)	18.9%	19.9%	18.8%	22.8%	21.5%
Return on assets (annualized)	2.05%	2.25%	2.19%	2.55%	2.48%

Pre-tax operating margin (FTE)	24%	27%	27%	30%	29%
(a)	Return on equity on a net income basis was 18.7% for the third quarter of 2005, 12.3% for the second quarter of 2005, 19.0% for the third quarter of 2004, 18.6% for the first nine months of 2005 and 21.3% for the first nine months of 2004. Return on assets on a net income basis was 2.03% for the third quarter of 2005, 1.38% for the second quarter of 2005, 2.18% for the third quarter of 2004, 2.07% for the first nine months of 2005 and 2.42% for the first nine months of 2004. Return on assets was calculated on a continuing operations basis even though the prior periods balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Consolidated net income totaled $194 million, or $.47 per share, in the third quarter of 2005. This compared with $183 million, or $.43 per share, in the third quarter of 2004 and $125 million, or $.30 per share, in the second quarter of 2005. Third quarter 2005 income from continuing operations totaled $196 million, or $.47 per share. This compared with income from continuing operations of $181 million, or $.43 per share, in the third quarter of 2004 and $203 million, or $.49 per share, in the second quarter of 2005.

In the third quarter of 2005, Mellon incurred a net loss of $2 million, or less than $.01 per share, from discontinued operations, primarily relating to the sale of the HR consulting practices, benefits administration and business process outsourcing businesses to Affiliated Computer Services, Inc. (ACS). We reported a gain from discontinued operations of $2 million, or less than $.01 per share, in the third quarter of 2004 and a loss of $78 million, or $.19 per share, in the second quarter of 2005. Results of discontinued operations are discussed further in Note 3 of Notes to Financial Statements. For full-year 2004, 2003 and 2002 income statements and selected other financial data restated for the impact of discontinued operations, as well as the change in reporting classifications discussed previously, see pages 55 through 58.

Supplemental Information - Reconciliation of Reported Revenue and Expense Amounts to Adjusted Non-GAAP Revenue and Expense Amounts

Throughout this Quarterly Report on Form 10-Q certain measures, which are noted, exclude:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank in the first quarter of 2005, and the $93 million pre-tax gain from the sale of approximately 35% of our investment in Shinsei Bank in the first quarter of 2004;

•	a $10 million pre-tax charge associated with the early extinguishment of debt recorded in the first quarter of 2005;

•	a $3 million pre-tax additional writedown recorded in the first quarter of 2005 for one of two small non-strategic businesses previously identified as held for sale, and the $19 million pre-tax charge recorded in the first quarter of 2004 associated with those two businesses, one of which was sold in 2004; and

•	a $2 million pre-tax additional charge recorded in the first quarter of 2005 associated with the move to the new Mellon Financial Centre in London. An initial pre-tax charge of $24 million was recorded in the second quarter of 2004.

Mellon Financial Corporation    17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Reported amounts are presented in accordance with Generally Accepted Accounting Principles (GAAP). We believe that this supplemental adjusted non- GAAP information is useful to the investment community in analyzing the financial results and trends of ongoing operations. We believe they facilitate comparisons with prior periods and reflect the principal basis on which our management monitors financial performance.

See the table below for a reconciliation of nine month 2005 and 2004 revenue and expense amounts presented in accordance with GAAP to adjusted non-GAAP revenue and expense amounts, which exclude these items. We do not believe any adjustments to Reported Amounts from the third quarter of 2005, second quarter of 2005 and third quarter of 2004 are necessary to facilitate comparisons with prior quarterly periods and we have made no adjustments to Reported Amounts for the purpose of our internal assessment of quarterly financial performance.

Supplemental information

	Nine months ended
	Sept. 30, 2005				Sept. 30, 2004
(in millions)	Reported Amounts	Adjustments		Adjusted Amounts	Reported Amounts	Adjustments		Adjusted Amounts
Noninterest revenue:
Fee and other revenue	$3,188	$(197	)(a)	$2,991	$2,762	$(93	)(d)	$2,669
Gains on sales of securities	1	—		1	8	—		8

Total noninterest revenue	3,189	(197)		2,992	2,770	(93)		2,677
Net interest revenue	362	—		362	350	—		350
Provision for credit losses	14	—		14	(7)	—		(7)

Net interest revenue after provision for credit losses	348	—		348	357	—		357
Operating expense:
Staff expense	1,300	—		1,300	1,141	—		1,141
Net occupancy expense	177	(2	)(b)	175	192	(23	)(e)	169
Other expense	1,024	(13	)(c)	1,011	912	(20	)(e)(f)	892

Total operating expense	$2,501	$(15)		$2,486	$2,245	$(43)		$2,202
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank recorded in the first quarter.
(b)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London recorded in the first quarter.
(c)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business previously identified as held for sale recorded in the first quarter.
(d)	Reflects the gain from the sale of approximately 35% of our investment in Shinsei Bank recorded in the first quarter.
(e)	Reflects the initial charge associated with the move to the new Mellon Financial Centre in London ($23 million in net occupancy expense and $1 million in other expense) recorded in the second quarter.
(f)	Reflects the $19 million charge associated with a writedown of two small non-strategic businesses held for sale, one of which was sold in 2004, recorded in the first quarter.

18    Mellon Financial Corporation

Revenue overview

For an overview of Mellon’s sources of revenue and the business sectors that generate the various types of revenue, see pages 7 and 8 of Mellon’s 2004 Financial Annual Report and for the PS&IS sector which was created in the first quarter of 2005, see pages 24 and 40 of this report. For a discussion of the changes in reporting classification, and for a discussion of distribution and service fee revenue, see the table below and the discussion on page 23, as well as Note 1.

Noninterest revenue

Noninterest revenue

				Percent Inc/(Dec)
(dollar amounts in millions, unless otherwise noted)	3Q05	2Q05	3Q04	3Q05 vs. 2Q05 (c)	3Q05 vs. 3Q04	Year to date				Percent Inc/ (Dec)
						2005		2004
Investment management (a)	$479	$443	$379	8%	26%	$1,351		$1,170		15%
Distribution and service (a)(b)	82	74	68	9	21	227		201		13
Institutional trust and custody (a)	197	193	148	3	34	564		465		21
Payment solutions & investor services	122	142	133	(14)	(9)	398		427		(7)
Foreign exchange trading	52	50	38	4	39	156		145		8
Financing-related	34	35	31	(4)	6	101		97		4
Equity investment	17	15	24	18	(24)	251		131		92
Other (a)(d)	55	46	43	18	27	140		126		11
Total fee and other revenue (a)	1,038	998	864	4%	20%	3,188		2,762		15%
Gains on sales of securities	1	—	—			1		8
Total noninterest revenue (a)	$1,039	$998	$864			$3,189		$2,770
Fee and other revenue as a percentage of total revenue (FTE)	90%	88%	88%			90	%(e)	89	%(e)

Market value of assets under management at period-end (in billions)	$766	$738	$670	4%	14%
Market value of assets under administration or custody at period-end (in billions)	$3,777	$3,450	$2,978	9%	27%
(a)	Amounts include reclassifications as discussed in Note 1 under “Change in Reporting Classifications.”
(b)	For a description of this line item, see Note 1 and the discussion on page 23.
(c)	Unannualized.
(d)	Includes expense reimbursements from joint ventures of $19 million, $22 million, $18 million, $60 million and $56 million.
(e)	Excluding the gains on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005 and the first quarter of 2004, fee and other revenue as a percentage of total revenue (FTE) would have totaled 89% for the nine months ended Sept. 30, 2005, and 88% for the nine months ended Sept. 30, 2004.

Note: For analytical purposes, the term “fee and other revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on the sales of securities.

Mellon Financial Corporation    19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Fee and other revenue

The 20% increase in fee and other revenue in the third quarter of 2005 compared with the third quarter of 2004 was primarily due to increases in investment management fees, institutional trust and custody fees and higher foreign exchange trading revenue. The increases reflect improved market conditions, net new business and higher performance fees, as well as the impact of acquisitions, which accounted for $35 million, or 4%, of the increase.

The 4% increase in fee and other revenue in the third quarter of 2005 compared with the second quarter of 2005 primarily resulted from an increase in investment management revenue and other fees, partially offset by a decrease in payment solutions and investor services revenue.

Investment management fee revenue

Investment management fees are dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. See pages 8 and 9 of Mellon’s 2004 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue and the impact on investment management fees from changes in the S&P 500 Index and an equivalent movement in the FTSE.

Investment management fee revenue - by business sector

				Percent Inc.
				3Q05 vs.	3Q05 vs.	Year to date		Percent Inc.
(in millions)	3Q05	2Q05	3Q04	2Q05 (a)	3Q04	2005	2004
Institutional Asset Management and Mutual Funds
Mutual funds	$200	$187	$177	7%	12%	$566	$532	6%
Institutional clients	133	129	98	3	36	384	294	31
Performance fees	41	26	11	58	254	94	67	40
Private clients	22	21	19	11	20	63	54	17

Total	396	363	305	9	30	1,107	947	17
Private Wealth Management
Private clients	83	79	73	3	12	243	222	9
Mutual funds	—	1	1	N/M	N/M	1	1	—

Total	83	80	74	3	12	244	223	9
Total investment management fee revenue	$479	$443	$379	8%	26%	$1,351	$1,170	15%
(a)	Unannualized.

N/M - Not meaningful.

20    Mellon Financial Corporation

Investment management fees in the Institutional Asset Management and Mutual Funds sector in the third quarter and first nine months of 2005 increased compared with all prior periods. The increases primarily resulted from improved equity markets, net inflows and a higher level of performance fees. The increases compared with the third quarter and first nine months of 2004 were also impacted by acquisitions. The increase in performance fees principally reflects an increasing number of new client mandates that provide us with the opportunity to earn performance fees, as well as continued strong investment performance and the impact of acquisitions. Our institutional investment managers have the opportunity to earn performance fees when the investment performance of their products exceeds various benchmarks and satisfies other criteria.

Investment management fees in the Private Wealth Management sector in the third quarter and first nine months of 2005 increased compared with all prior periods. The increases compared with all prior periods reflect improved equity markets and net new business. The increases compared with the third quarter and first nine months of 2004 were also impacted by acquisitions.

Changes in market value of assets under management for third quarter 2005 - by business sector

(in billions)	Institutional Asset Management and Mutual Funds (a)	Private Wealth Management	Asset Servicing	Total
Market value of assets under management at June 30, 2005	$584	$50	$104	$738
Net inflows:
Long-term	9	—	—	9
Money market/securities lending	4	—	2	6

Total net inflows	13	—	2	15
Net market appreciation (b)	12	1	—	13
Market value of assets under management at Sept. 30, 2005	$609	$51	$106	$766
(a)	During the third quarter of 2005, we combined the sector financials of the former Institutional Asset Management and Mutual Funds sectors. See page 33 for a discussion.
(b)	Includes the effect of changes in foreign exchange rates.

Changes in market value of assets under management from Sept. 30, 2004 to Sept. 30, 2005 - by business sector

(in billions)	Institutional Asset Management and Mutual Funds (a)		Private Wealth Management	Asset Servicing	Total
Market value of assets under management at Sept. 30, 2004	$550	(b)	$47	$73	$670
Net inflows:
Long-term	20		—	—	20
Money market/securities lending	7		—	33	40

Total net inflows	27		—	33	60
Net market appreciation (c)	32		3	—	35
Acquisitions	—		1	—	1
Market value of assets under management at Sept. 30, 2005	$609		$51	$106	$766
(a)	During the third quarter of 2005, we combined the sector financials of the former Institutional Asset Management and Mutual Funds sectors. See page 33 for a discussion.
(b)	Restated to reflect the transfer of securities lending assets to the Asset Servicing sector as the fees associated with those assets are classified as institutional trust and custody revenue in the Asset Servicing sector.
(c)	Includes the effect of changes in foreign exchange rates.

Mellon Financial Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

As shown in the following table, the market value of assets under management at Sept. 30, 2005 increased $96 billion, or 14%, from Sept. 30, 2004 and $28 billion, or 4% (unannualized), from June 30, 2005.

Market value of assets under management at period-end

(dollar amounts in billions)	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Institutional	$490	$469	$463	$443	$419
Mutual funds	212	205	203	200	191
Private client	64	64	63	64	60
Total market value of assets under management	$766	$738	$729	$707	$670
S&P 500 Index - period-end	1229	1191	1181	1212	1115
S&P 500 Index - daily average	1224	1182	1192	1163	1104

S&P 500 Index

	Third quarter 2005 compared with
	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Period-end	3%	4%	1%	10%
Daily average	4%	3%	5%	11%

Composition of assets under management at period-end

	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Equity funds	37%	37%	37%	39%	37%
Fixed income funds	18	19	20	20	20
Money market funds	20	20	19	21	21
Securities lending cash collateral	16	16	15	12	13
Overlay and alternative investments	9	8	9	8	9
Total	100%	100%	100%	100%	100%

Managed mutual fund fee revenue (a)

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2005	June. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Equity funds	$93	$87	$77	$265	$227
Money market funds	58	54	56	161	172
Fixed income funds	30	31	32	91	98
Nonproprietary	19	16	13	50	36
Total managed mutual fund fee revenue	$200	$188	$178	$567	$533
(a)	Net of mutual fund fees waived and fund expense reimbursements of $13 million, $13 million, $11 million, $38 million and $32 million.

22    Mellon Financial Corporation

The largest category of investment management fees are fees from mutual funds, which primarily generate fees in the Institutional Asset Management and Mutual Funds sector. Investment management fees from managed mutual funds are based on the daily average net assets of each fund and the basis point management fee paid by that fund. As shown in the managed mutual fund fee revenue table above and in the average assets of proprietary mutual fund table below, managed mutual fund revenue increased compared with all prior periods primarily as a result of improved equity markets and inflows of institutional money market funds.

Average assets of proprietary mutual funds

(in billions)	3Q05	2Q05	3Q04
Equity funds	$57	$54	$50
Money market funds	96	90	91
Fixed income funds	21	22	23
Total average proprietary mutual fund assets managed	$174	$166	$164
Basis points generated on average proprietary mutual funds
(annualized)	3Q05	2Q05	3Q04
Equity funds	65bp	65bp	62bp
Money market funds	24	24	24
Fixed income funds	56	56	55
Total proprietary managed mutual funds	41bp	41bp	40bp

Distribution and service fees

Distribution and service fees earned from mutual funds are calculated as a percentage of the average assets of the mutual fund investment portfolios managed or administered by Mellon and are reported in the Institutional Asset Management and Mutual Fund sector. These fees, which include 12b -1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values. The increase in distribution and service fee revenue in the third quarter and first nine months of 2005 compared with all prior periods primarily reflects higher market values and higher net sales volumes of mutual funds.

Institutional trust and custody fee revenue

Institutional trust and custody fees depend on:

•	the volume of transactions in our clients’ accounts;

•	the types of ancillary services we provide, such as performance analytics; and

•	the level of assets administered and under custody.

Institutional trust and custody fees also include securities lending revenue as well as professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Institutional trust and custody fees are reported primarily in the Asset Servicing sector. These fees increased in the third quarter and first nine months of 2005 compared with all prior periods. The increases compared with the third quarter of 2004 and first nine months of 2004 primarily resulted from net new business and improved market conditions, as well as the acquisition of DPM and the September 2005 acquisition of the remaining 50% interest in Mellon Analytical Solutions, formerly a 50/50 joint venture. The increase compared with the second quarter of 2005 resulted primarily from the same factors, partially offset by a decrease in securities lending revenue. Securities lending revenue, included in institutional trust and custody revenue, totaled $25 million in the third quarter of 2005, an increase of $9 million compared with the third quarter of 2004 and a decrease of $8 million compared with the second quarter of 2005. The increase in securities lending revenue compared with the third quarter of 2004 reflects higher volumes and improved spreads. The decrease compared with the second quarter of 2005 primarily resulted from lower international volumes and margins due to seasonality, partially offset by higher domestic volumes. The average level of securities on loan totaled $120 billion in the third quarter of 2005 compared with $88 billion in the third quarter of 2004 and $114 billion in the second quarter of 2005.

Mellon Financial Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

As shown in the following table, at Sept. 30, 2005, assets under administration or custody increased 27%, compared with Sept. 30, 2004 and 9% (unannualized), compared with June 30, 2005. The increase compared with both periods primarily resulted from net new business conversions and market appreciation.

Market value of assets under administration or custody at period-end

(dollar amounts in billions)	Sept. 30, 2005		June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Market value of assets under administration or custody (a)	$3,777	(b)	$3,450	$3,293	$3,233	$2,978
S&P 500 Index - period-end	1229		1191	1181	1212	1115
(a)	Includes the assets under administration or custody of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $655 billion, $601 billion, $539 billion, $512 billion and $459 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $491 billion, $436 billion, $428 billion, $422 billion and $363 billion.
(b)	Excludes assets of $328 billion that we manage and are also under administration or custody. These assets are included in assets under management.

Payment solutions & investor services fee revenue

Payment solutions & investor services fee revenue consists of cash management revenue, shareholder services revenue, and revenue earned by Mellon Financial Markets. The decrease in this revenue compared with the third quarter of 2004 primarily resulted from lower ancillary services revenue at Mellon Investor Services, partially offset by higher cash management revenue, primarily due to revenue generated by the SourceNet acquisition. The decrease compared with the second quarter of 2005 reflects lower ancillary services revenue and lower revenue from the reimbursement of out-of-pocket expenses at Mellon Investor Services, as well as lower cash management revenue due to seasonally lower lockbox processing volumes and price compression. The decrease in the first nine months of 2005 compared with the first nine months of 2004 primarily resulted from the same factors as the third quarter of 2005 compared with the prior-year period.

Foreign exchange trading revenue

Foreign exchange trading revenue, which is included primarily in the Asset Servicing sector, increased in the third quarter and first nine months of 2005 compared with all prior periods. The increase compared with the third quarter of 2004 resulted from higher levels of market volatility in key currencies and improved client volumes.

Financing-related revenue

Financing-related revenue, which is primarily included in the Treasury Services/Other Activity sector, includes: returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals.

Equity investment revenue

Equity investment revenue, which is primarily included in the Treasury Services/Other Activity sector, includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments.

24    Mellon Financial Corporation

Equity investment revenue - gain (loss)

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Total venture capital activity (a)	$18	$12	$22	$46	$31
Equity income and gains (losses) on the sale of other equity investments	(1)	3	2	205	100
Total equity investment revenue	$17	$15	$24	$251	$131
(a)	See table on page 43 for further details.

Equity investment revenue for the first nine months of 2005 and for the first nine months of 2004 reflects gains on the sale of our non-venture capital investment in Shinsei Bank of $197 million and $93 million, respectively, recorded in the first quarters of each year.

The venture capital activity in the third quarter of 2005 primarily resulted from: $7 million of gains on sales and dividends and $3 million of net positive valuation adjustments on private direct investments; and an $8 million gain in the indirect portfolio, primarily due to fund distributions. The venture capital activity in the second quarter of 2005 primarily resulted from: net positive valuation adjustments of $18 million on private direct investments, partially offset by a $3 million loss on the sale of direct investments and $3 million of losses in the indirect portfolio, due to valuation adjustments and fees. Activity in the third quarter of 2004 primarily resulted from: $14 million of gains on sales partially offset by $5 million of net negative valuation adjustments on direct investments; and a $13 million gain in the indirect portfolio primarily from fund distributions. See page 43 of this report for further information on the venture capital investment portfolio.

Mellon’s accounting policies regarding the valuation process for venture capital investments are regarded as critical accounting policies in that they involve significant management valuation judgements. See pages 55 and 56 of Mellon’s 2004 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of these investments. At Sept. 30, 2005, 66% of the direct investment portfolio was risk- rated as “superior” or “meets expectations,” the two best risk-ratings, compared with 67% at June 30, 2005. Changing economic conditions and equity markets could result in further valuation changes in the future.

Other revenue

As discussed in Note 1, other revenue was impacted by the reclassification of revenue passed to joint ventures as other expense. Previously, this was reported as a reduction of other revenue. All prior periods were reclassified. The increases compared with the third quarter of 2004 and second quarter of 2005 partially reflect higher fee revenue from Affiliated Computer Services, Inc. (ACS) under a transitional services agreement.

Year-to-date 2005 compared with year-to-date 2004

Fee and other revenue for the first nine months of 2005 increased 15% compared with the first nine months of 2004. Excluding the gains on the sale of the Shinsei investment in the first quarters of 2005 and 2004, fee and other revenue increased $322 million, or 12%, primarily due to increases in investment management and institutional trust and custody fees. The impact of acquisitions accounted for $93 million of this increase.

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Supplemental information - joint ventures

Mellon accounts for its interests in joint ventures under the equity method of accounting, with its share of the equity income from all joint ventures recorded primarily as institutional trust and custody fee revenue. Mellon’s portions of gross joint venture fee revenue and expense are not included in our reported fee revenue and operating expense. The following table presents the components of gross joint venture net income for informational purposes to show the trend of growth for our 50% owned joint ventures that are part of the Asset Servicing sector. The decrease in institutional trust and custody revenue and total expenses in the third quarter of 2005 compared with the second quarter of 2005, primarily resulted from the September 2005 acquisition of the remaining 50% of the Russell/Mellon joint venture.

Gross joint ventures condensed income statement

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Asset Servicing joint ventures (a):
Institutional trust and custody	$86	$98	$80	$274	$244
Foreign exchange trading	13	12	9	37	30
Other	22	20	13	61	44
Total revenue	121	130	102	372	318
Total expenses	85	94	81	270	249
Income before taxes	36	36	21	102	69
Provision for income taxes	13	13	7	36	25
Net income	$23	$23	$14	$66	$44

Equity income - all joint ventures:
Mellon’s share of net income from Asset Servicing joint ventures	$11	$12	$7	$33	$22

Mellon’s share of net income in joint ventures in other business sectors	—	—	—	—	3
Total equity income for all joint ventures (b)	$11	$12	$7	$33	$25
(a)	The 50% owned joint ventures - ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company and Russell/Mellon - are part of the Asset Servicing sector. In September 2005, we acquired the remaining 50% interest in Mellon Analytical Solutions, formerly the Russell/Mellon 50/50 joint venture.
(b)	Using the equity method of accounting.

26    Mellon Financial Corporation

Net interest revenue

Selected net interest revenue data

				Percent Inc/Dec.
				3Q05 vs.	3Q05 vs.	Year to date		Percent
	3Q05	2Q05	3Q04	2Q05 (a)	3Q04	2005	2004	Inc.
Net interest revenue	$118	$127	$113	(8)%	5%	$362	$350	4%
Tax equivalent adjustment	5	6	4	N/M	N/M	15	12	25
Net interest revenue on an FTE basis	$123	$133	$117	(8)%	5%	$377	$362	4%
Net interest margin (a)	1.84%	2.07%	2.03%			1.94%	2.14%
(a)	Unannualized.
(b)	Calculated on a continuing operations basis even though the prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

The increase in net interest revenue on a fully taxable equivalent (FTE) basis compared with the third quarter of 2004 primarily resulted from a $4.2 billion increase in the average level of securities, partially offset by a lower net interest margin as rates paid on interest-bearing liabilities increased faster than yields on interest-earning assets. The decrease in net interest revenue on an FTE basis compared with the second quarter of 2005 resulted from the cumulative effect of a client exercising its option to extend the term of an existing leveraged lease in the second quarter of 2005, partially offset by a $1.5 billion increase in average securities.

Year-to-date 2005 compared with year-to-date 2004

The increase in net interest revenue on an FTE basis in the first nine months of 2005 compared with the first nine months of 2004 primarily reflects the lease extension noted above and a $3.2 billion increase in average securities, partially offset by the impact of a lower net interest margin. The tightening of the margin reflects rates paid on interest-bearing liabilities, particularly deposits, increasing at a faster pace than yields on interest-earning assets.

Net interest revenue is expected to be in a $123 million to $127 million range on an FTE basis for the fourth quarter 2005, assuming a gradual and measured increase in interest rates and allowing for tactical investment securities decisions.

For an analysis of the changes in volumes and rates affecting net interest revenue, see the following pages.

Mellon Financial Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	Sept. 30, 2005		June 30, 2005		Sept. 30, 2004
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,210	2.99%	$2,660	2.96%	$2,371	3.19%
Federal funds sold and securities under resale agreements	386	3.79	535	3.05	808	1.46
Other money market investments	117	3.32	112	3.35	131	2.10
Trading account securities	309	2.21	293	2.24	229	1.90
Securities:
U.S. Treasury and agency securities (a)	10,279	3.99	9,779	3.80	9,864	3.66
Obligations of states and political subdivisions (a)	819	6.80	794	6.97	631	7.10
Other (a)	4,921	4.47	3,924	4.38	1,374	4.62

Total securities	16,019	4.28	14,497	4.13	11,869	3.96
Loans, net of unearned discount	7,421	5.76	7,339	6.08	7,047	4.11

Total interest-earning assets	26,462	4.55	25,436	4.52	22,455	3.80
Cash and due from banks	2,873		2,430		2,544
Premises and equipment	615		593		688
Other assets	8,096		7,898		7,946
Reserve for loan losses	(87)		(87)		(97)
Other assets of discontinued operations	—		219		—
Total assets (a)	$37,959		$36,489		$33,536
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,994	2.33%	$8,633	1.87%	$8,124	0.88%
Savings certificates	335	3.05	299	2.70	222	2.53
Other time deposits	431	2.98	367	2.72	313	1.59
Deposits in foreign offices	6,395	2.52	6,004	2.43	4,664	1.71

Total interest-bearing deposits	16,155	2.44	15,303	2.13	13,323	1.21
Federal funds purchased and securities under repurchase agreements	2,135	3.19	1,627	2.46	1,155	1.12
U.S. Treasury tax and loan demand notes and term federal funds purchased	346	3.40	378	2.76	195	1.38
Commercial paper	16	3.38	3	2.37	25	1.29
Other funds borrowed	49	2.93 (b)	61	4.47 (b)	151	9.96
Notes and debentures (with original maturities over one year)	3,804	4.67	4,256	4.16	4,254	3.33
Junior subordinated debentures	1,033	6.25	1,037	6.05	1,010	5.38

Total interest-bearing liabilities	23,538	3.05	22,665	2.73	20,113	1.93
Total noninterest-bearing deposits	7,411		7,012		6,972
Other liabilities (a)	2,868		2,683		2,571
Other liabilities of discontinued operations	—		8		—
Total liabilities	33,817		32,368		29,656
Shareholders’ equity (a)	4,142		4,121		3,880
Total liabilities and shareholders’ equity (a)	$37,959		$36,489		$33,536
Rates
Yield on total interest-earning assets		4.55%		4.52%		3.80%
Cost of funds supporting interest-earning assets		2.71		2.45		1.77
Net interest margin (c):
Taxable equivalent basis		1.84%		2.07%		2.03%
Without taxable equivalent increments		1.77		2.00		1.96
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.109 billion, $4.087 billion and $3.822 billion.
(b)	Rates paid for other funds borrowed in the second and third quarters of 2005 compared with the third quarter of 2004 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(c)	Calculated on a continuing operations basis even though the prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

28    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Nine months ended
	Sept. 30, 2005		Sept. 30, 2004
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,697	3.00%	$2,247	2.94%
Federal funds sold and securities under resale agreements	608	2.95	589	1.25
Other money market investments	113	3.32	165	1.77
Trading account securities	303	2.07	284	2.19
Securities:
U.S. Treasury and agency securities (a)	10,075	3.84	9,667	3.66
Obligations of states and political subdivisions (a)	788	6.96	578	7.23
Other (a)	3,899	4.50	1,274	5.26

Total securities	14,762	4.18	11,519	4.01
Loans, net of unearned discount	7,216	5.63	7,341	4.19

Total interest-earning assets	25,699	4.41	22,145	3.85
Cash and due from banks	2,683		2,549
Premises and equipment	630		680
Other assets	8,126		8,111
Reserve for loan losses	(91)		(98)
Other assets of discontinued operations	73		—
Total assets (a)	$37,120		$33,387
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,804	1.92%	$7,581	0.76%
Savings certificates	303	2.79	226	2.39
Other time deposits	465	2.47	308	1.44
Deposits in foreign offices	6,219	2.38	4,763	1.61

Total interest-bearing deposits	15,791	2.13	12,878	1.12
Federal funds purchased and securities under repurchase agreements	1,584	2.71	1,369	0.91
U.S. Treasury tax and loan demand notes and term federal funds purchased	320	2.89	315	0.98
Commercial paper	15	2.70	20	0.96
Other funds borrowed	91	2.37 (b)	189	8.82
Notes and debentures (with original maturities over one year)	4,175	4.23	4,231	3.26
Junior subordinated debentures	1,036	6.05	1,016	5.29

Total interest-bearing liabilities	23,012	2.74	20,018	1.84
Total noninterest-bearing deposits	7,182		6,890
Other liabilities (a)	2,769		2,673
Other liabilities of discontinued operations	3		—
Total liabilities	32,966		29,581
Shareholders’ equity (a)	4,154		3,806
Total liabilities and shareholders’ equity	$37,120		$33,387
Rates
Yield on total interest-earning assets		4.41%		3.85%
Cost of funds supporting interest-earning assets		2.47		1.71
Net interest margin (c):
Taxable equivalent basis		1.94%		2.14%
Without taxable equivalent increments		1.87		2.07
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.124 billion and $3.782 billion.
(b)	Rate paid for other funds borrowed in the first nine months of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(c)	Calculated on a continuing operations basis even though the prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

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

Operating expense

Operating expense

				Percent Inc
				3Q05 vs.	3Q05 vs.	Year to date		Percent Inc/
(dollar amounts in millions)	3Q05	2Q05	3Q04	2Q05 (b)	3Q04	2005	2004	(Dec)
Staff:
Compensation	$258	$250	$241	3%	7%	$755	$709	7%
Incentive (a)	127	114	84	10	50	349	273	28
Employee benefits	67	63	51	8	31	196	159	23
Total staff	452	427	376	6	20	1,300	1,141	14
Non-staff:
Professional, legal and other purchased services (c)	114	110	91	4	25	324	278	17
Distribution and servicing (c)	100	90	81	11	25	271	239	13
Net occupancy	61	57	57	5	6	177	192	(8)
Equipment	44	44	41	—	6	129	127	1
Business development	23	23	21	—	13	67	64	6
Communications	19	19	18	—	5	63	62	1
Amortization of intangible assets	6	7	4	—	50	19	13	49
Other (c)	52	49	36	7	46	151	129	17
Total non-staff	419	399	349	5	20	1,201	1,104	9
Total operating expense (c)	$871	$826	$725	5%	20%	$2,501	$2,245	11%
Total staff expense as a percentage of total revenue (FTE)	39%	37%	38%			36%	36%
Employees at period-end (d)	16,700	16,200	15,600
(a)	Stock option expense totaled approximately $7 million, $6 million, $4 million, $19 million and $12 million. See Note 1 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options.
(b)	Unannualized.
(c)	Amounts include reclassifications as discussed in Note 1 under “Change in Reporting Classifications.”
(d)	The increase compared with June 30, 2005 and Sept. 30, 2004 is primarily due to acquisitions.

Staff expense

Given Mellon’s mix of fee-based businesses and their dependence on high quality talent, staff expense comprised approximately 52% of total operating expense in the third quarter of 2005. Staff expense is comprised of:

•	compensation expense

•	base salary expense, primarily driven by headcount

•	the cost of temporaries and overtime

•	severance expense;

•	incentive expense

•	additional compensation earned under sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals

•	stock option expense; and

•	employee benefits expense

•	primarily health and welfare benefits, payroll taxes and retirement benefits.

Non-staff expenses

Non-staff expenses include certain expenses that vary with the levels of business activity and levels of expensed investments, fixed costs, and expenses associated with corporate activities related to compliance, productivity initiatives and corporate development. These expenses include:

•	professional, legal and other purchased services;

•	distribution and servicing expense;

•	occupancy and equipment;

•	business development (travel, entertainment and advertising);

•	communications expense (telecommunications, postage and delivery); and

•	other expense (government assessments, forms and supplies, operational errors, etc.).

30    Mellon Financial Corporation

Third quarter 2005 compared with third quarter 2004

Summary - The 20% increase in operating expense compared with the third quarter of 2004, reflects a number of factors discussed below, including $32 million, or 4%, from acquisitions and an increase in distribution and servicing expense. The expense increase also reflects approximately $10 million of expenses incurred by Mellon in providing transitional services to ACS under a transitional services agreement. These expenses are largely offset by reimbursements from ACS, recorded as other revenue.

Staff expense - The 20% increase in staff expense in the third quarter of 2005 compared with the third quarter of 2004, was a result of higher incentive expense, higher compensation expense reflecting the impact of acquisitions ($13 million) and July 1, 2005 merit increases, and higher employee benefits expense. The increase in incentive expense resulted from business growth primarily in Asset Management and Asset Servicing and a $3 million increase in stock option expense. Employee benefits expense included a $6 million increase in pension expense as well as higher deferred compensation plan expense, higher payroll taxes and higher health benefits expense. The total impact from acquisitions on staff expense was $20 million. Net periodic pension expense was $5 million in the third quarter of 2005 compared with a net pension credit of less than $1 million in the third quarter of 2004.

Non-staff expenses - Non-staff expenses increased 20% compared with the third quarter of 2004. These expenses now include gross distribution and servicing expenses, as well as other expense related to payments made to joint ventures, both of which are discussed in Note 1. Previously these expenses had been netted against fee revenue and other revenue. All prior periods have been reclassified. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher market values and higher net sales volumes of mutual funds. Distribution and servicing expense accounted for $19 million, or 6%, of the increase in non-staff expenses. The remainder of non-staff expenses increased $51 million, reflecting higher professional, legal and other purchased services and higher other non-staff expenses. These expenses resulted primarily in support of business growth, from acquisitions and from providing transitional services to ACS.

Third quarter 2005 compared with second quarter 2005

The 6% increase in staff expense in the third quarter of 2005 compared with the second quarter of 2005 primarily resulted from higher incentive and compensation expense. The increase in incentive expense resulted from business growth primarily in the Institutional Asset Management and Mutual Funds sector. The increase in compensation expense resulted from the July 1, 2005 merit increase and $3 million from an acquisition. The $20 million, or 5%, increase in non-staff expense compared with the second quarter of 2005 resulted from an increase in distribution and servicing expense, higher expenses incurred in support of business growth and an acquisition.

Year-to-date 2005 compared with year-to-date 2004

Operating expense in the first nine months of 2005 increased 11% compared with the prior-year period. Excluding charges of $15 million recorded in the first nine months of 2005 and $43 million in the first nine months of 2004 related to various items discussed on pages 17 and 18, operating expense increased 13% compared with the first nine months of 2004. The increase primarily resulted from the same factors discussed in the comparison to prior quarters, including an increase in distribution and servicing expense and $80 million from acquisitions. See page 18 for a reconciliation of revenue and expense amounts presented in accordance with GAAP to adjusted non-GAAP revenue and expense amounts.

Mellon Financial Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

SFAS No. 123 (Revised 2004)

In April 2005, the Securities and Exchange Commission announced that companies may delay the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” from the current required adoption date of July 1, 2005, until January 1, 2006. A discussion of this accounting standard, which relates to share-based payments, including the expensing of stock options, is presented on page 50 of our 2004 Financial Annual Report. Adoption of this accounting standard on July 1, 2005 would have increased stock option expense by approximately $3 million in 2005, primarily due to expensing nonvested ShareSuccess options which were granted prior to 2003. We now intend to adopt this accounting standard on January 1, 2006. Based on options granted and not yet vested at Sept. 30, 2005, stock option expense, on a continuing operations basis, under the current provisions of SFAS 123, will be approximately $25 million pre-tax in 2005 and would have been approximately $24 million pre-tax in 2006. However, stock option expense for options granted and not yet vested at Sept. 30, 2005, under SFAS 123 (Revised 2004) will increase to approximately $28 million pre-tax in 2006, primarily due to expensing the nonvested ShareSuccess options.

Income taxes

The provision for income taxes from continuing operations totaled $78 million in the third quarter of 2005 compared with $71 million in the third quarter of 2004 and $93 million in the second quarter of 2005. Mellon’s effective tax rate on income from continuing operations was approximately 28.5% for the third quarter of 2005, compared with approximately 28% for the third quarter of 2004 and approximately 31.5% for the second quarter of 2005. The tax rate in the third quarter of 2005 reflects an after-tax benefit of approximately $9 million relating to the favorable resolution of certain state income tax issues. The lower tax rate in the third quarter of 2005 increased earnings per share from continuing operations by 2 cents. It is currently anticipated that the tax rate for the fourth quarter of 2005 will be approximately 33%.

Lease-in-lease-out

The Internal Revenue Service (IRS) has proposed to disallow certain tax deductions previously taken, related to Mellon’s participation in several lease-in-lease-out (LILO) transactions for years 1997-2000. If any of the deductions previously taken are disallowed, they will be deductible in future years. We believe that we properly reported the tax effects of LILO transactions based on statutes, regulations and case law in effect at the time they were negotiated. We are currently at IRS Appeals for these years. Although the IRS has indicated that it will consider settling this issue with taxpayers, it is unclear if or when a settlement will be reached. However, we believe we have adequately accrued for any tax and interest exposures related to LILO transactions.

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

32    Mellon Financial Corporation

Business sectors

Mellon’s business sectors reflect our management structure, the characteristics of our products and services, and the classes of customers to which those products and services are delivered. Our lines of business serve two distinct major classes of clients—corporations and institutions, and high net worth individuals. Lines of business that offer similar or related products and services to common or similar client decision makers have been combined into five business sectors.

In 2005, the following changes have been made to the presentation of Mellon’s business sectors (all prior periods have been reclassified):

•	Historically, certain Dreyfus mutual funds have been sub-advised by other Mellon investment subsidiaries as well as third parties. Effective July 1, 2005, we completed the process of repositioning Dreyfus to focus principally on the domestic distribution of mutual fund products and shifted the investment management for equity and taxable fixed income products from Dreyfus to the investment subsidiaries of Mellon’s institutional asset managers. These sectors primarily serve institutional customers. With the reorganization, each is dependent on the other for the manufacturing of certain investment products and certain distribution activities. As a result we have combined the sector financials of Institutional Asset Management and Mutual Funds. We will continue to report separately the revenue generated by mutual funds as part of this sector.

Our lines of business have now been aggregated into five business sectors and these sectors have been aligned within three business groups. Our Asset Management Group includes the combined Institutional Asset Management and Mutual Funds sector and the Private Wealth Management sector. Our Payments and Securities Services Group includes the Asset Servicing and Payment Solutions & Investor Services (PS&IS) sectors. Our fifth sector, and third group, is Treasury Services/Other Activity.

•	In the third quarter of 2005, we changed our disclosure of distribution fees associated with mutual funds. See Change in Reporting Classifications in Note 1 for a further discussion. In addition to this change, we began to record revenue passed to joint ventures as other expense. Previously the amounts were reported as a reduction of other revenue. The change in both of these reporting classifications has no impact on income before taxes or net income reported by the businesses, but does reduce reported pre-tax operating margins.

•	In the first quarter of 2005, we announced the sale of the HR businesses and adopted discontinued operations accounting for the HR consulting practices, benefits administration and business process outsourcing businesses. These businesses were formerly included primarily in the HR&IS sector. As a result, a new sector, Payment Solutions & Investor Services (PS&IS) was created. PS&IS includes Mellon Investor Services, from the former HR&IS sector, as well as global cash management (which includes SourceNet Solutions) and Mellon Financial Markets, which were previously included in the Treasury Services sector. In addition, the Treasury Services/Other Activity sector was realigned to include the remaining Treasury Services businesses as well as the results formerly included in Other Activity. The realignment of the sectors had a minor impact on the Institutional Asset Management and Mutual Funds sector.

•	In the first quarter of 2005, we further refined our capital allocations to our Asset Management and Payments and Securities Services business groups to better reflect credit risk, operating risk, market risk and strategic risk inherent in those businesses and the required economic capital to reflect those risks. The decrease in allocated capital was approximately $150 million versus the amount that would have been allocated using prior methodologies.

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Institutional Asset Management and Mutual Funds			Private Wealth Management			Total Asset Management
	3Q05	2Q05	3Q04	3Q05	2Q05	3Q04	3Q05	2Q05	3Q04
Total revenue	$487	$443	$378	$142	$141	$133	$629	$584	$511
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	—
Operating expense	358	336	287	84	81	78	442	417	365
Income from continuing operations before taxes (benefits)	$129	$107	$91	$58	$60	$55	$187	$167	$146
Average assets (a)	$1.9	$1.9	$2.1	$7.1	$6.6	$6.3	$9.0	$8.5	$8.4
Average common equity	$1.0	$1.0	$0.8	$0.4	$0.4	$0.5	$1.4	$1.4	$1.3
Average Tier I preferred equity	$0.5	$0.5	$0.4	$0.1	$0.1	$0.2	$0.6	$0.6	$0.6

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services			Total Payments and Securities Services
	3Q05	2Q05	3Q04	3Q05	2Q05	3Q04	3Q05	2Q05	3Q04
Total revenue	$271	$262	$199	$161	$181	$167	$432	$443	$366
Credit quality expense (revenue)	—	—	—	—	—	—	—	—	—
Operating expense	217	200	168	127	135	120	344	335	288
Income from continuing operations before taxes (benefits)	$54	$62	$31	$34	$46	$47	$88	$108	$78
Average assets (a)	$9.0	$8.1	$7.0	$7.0	$7.2	$7.0	$16.0	$15.3	$14.0
Average common equity	$0.5	$0.5	$0.5	$0.3	$0.3	$0.3	$0.8	$0.8	$0.8
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.2	$0.2	$0.2

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Treasury Services/ Other Activity			Consolidated Results
	3Q05	2Q05	3Q04	3Q05	2Q05	3Q04
Total revenue (b)	$109	$116	$114	$1,170	$1,143	$991
Credit quality expense (revenue)	12	3	—	12	3	—
Operating expense	85	74	72	871	826	725
Income from continuing operations before taxes (benefits)	$12	$39	$42	$287	$314	$266
Average assets (a)	$12.9	$12.4	$10.5	$37.9	$36.4	$33.4
Average common equity	$1.9	$1.9	$1.7	$4.1	$4.1	$3.8
Average Tier I preferred equity	$0.2	$0.2	$0.2	$1.0	$1.0	$1.0

34    Mellon Financial Corporation

For the nine months ended Sept. 30, (income statement amounts in millions, averages in billions, presented on an FTE basis)	Institutional Asset Management and Mutual Funds		Private Wealth Management		Total Asset Management
	2005	2004	2005	2004	2005	2004
Total revenue	$1,361	$1,169	$427	$402	$1,788	$1,571
Credit quality expense (revenue)	—	—	—	1	—	1
Operating expense	1,017	867	245	233	1,262	1,100
Income from continuing operations before taxes (benefits)	$344	$302	$182	$168	$526	$470
Average assets (a)	$1.9	$2.0	$6.8	$6.2	$8.7	$8.2
Average common equity	$1.0	$0.8	$0.4	$0.5	$1.4	$1.3
Average Tier I preferred equity	$0.5	$0.4	$0.1	$0.2	$0.6	$0.6

For the nine months ended Sept. 30, (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing		Payment Solutions & Investor Services		Total Payments and Securities Services
	2005	2004	2005	2004	2005	2004
Total revenue	$776	$651	$521	$530	$1,297	$1,181
Credit quality expense (revenue)	—	—	—	—	—	—
Operating expense	605	512	395	375	1,000	887
Income from continuing operations before taxes (benefits)	$171	$139	$126	$155	$297	$294
Average assets (a)	$8.5	$7.0	$7.3	$6.8	$15.8	$13.8
Average common equity	$0.5	$0.6	$0.3	$0.3	$0.8	$0.9
Average Tier I preferred equity	$0.1	$0.1	$0.1	$0.1	$0.2	$0.2

For the nine months ended Sept. 30, (income statement amounts in millions, averages in billions, presented on an FTE basis)	Treasury Services/ Other Activity		Consolidated Results
	2005	2004	2005	2004
Total revenue (b)	$511	$412	$3,596	$3,164
Credit quality expense (revenue)	14	(8)	14	(7)
Operating expense	239	258	2,501	2,245
Income from continuing operations before taxes (benefits)	$258	$162	$1,081	$926
Average assets (a)	$12.4	$10.8	$37.1	$33.3
Average common equity	$1.9	$1.6	$4.1	$3.8
Average Tier I preferred equity	$0.2	$0.2	$1.0	$1.0
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. There were no average assets of discontinued operations in the third quarter of 2005. Consolidated average assets includes average assets of discontinued operations of $.2 billion for the second quarter of 2005 and $.5 billion for the third quarter of 2004, $.2 billion for the first nine months of 2005 and $.5 billion for the first nine months of 2004.
(b)	Consolidated results include FTE impact of $13 million for the third quarter of 2005, $18 million for the second quarter of 2005, $14 million for the third quarter of 2004, $45 million for the first nine months of 2005 and $44 million for the first nine months of 2004.

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

Following is a discussion of Mellon’s five business sectors. In the tables that follow, the income statement amounts are presented in millions and are on an FTE basis, the assets under management, administration or custody are period-end market values and are presented in billions, and the return

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

See pages 22 through 28 of Mellon’s 2004 Financial Annual Report for a discussion of the products and services offered, the distribution channels for the products and services and the factors that drive the performance of the Institutional Asset Management and Mutual Funds, Private Wealth Management and Asset Servicing sectors. The Payment Solutions & Investor Services and Treasury Services/Other Activity sectors are discussed below.

Institutional Asset Management and Mutual Funds

				Percent Inc/(Dec)
(income statement dollar amounts in				3Q05 vs.	3Q05 vs.	Year to date		Percent Inc/
millions, asset dollar amounts in billions)	3Q05	2Q05	3Q04	2Q05	3Q04	2005	2004	(Dec)
Mutual funds	$200	$187	$177	7%	12%	$566	$532	6%
Institutional clients	133	129	98	3	36	384	294	31
Performance fees	41	26	11	58	254	94	67	40
Private clients	22	21	19	11	20	63	54	17

Total investment management revenue	396	363	305	9	30	1,107	947	17
Distribution and service	82	74	68	9	21	227	201	13
Institutional trust and custody revenue	14	13	14	N/M	—	40	41	(3)
Transfer revenue	1	1	(2)	N/M	N/M	2	(5)	N/M
Other fee revenue	—	(2)	(1)	N/M	N/M	1	2	N/M
Net interest revenue (expense)	(6)	(6)	(6)	—	—	(16)	(17)	(7)

Total revenue	487	443	378	10%	29%	1,361	1,169	16%
Operating expense	358	336	287	6%	25%	1,017	867	17%

Income before taxes	$129	$107	$91	22%	42%	$344	$302	14%
Return on common equity (annualized)	36%	29%	31%			31%	34%
Pre-tax operating margin	27%	24%	24%			25%	26%
Assets under management (a)	$609	$584	$550	4%	11%
Plus: subadvised for other Mellon sectors	3	3	—	N/M	N/M

	$612	$587	$550	4%	11%

Assets under administration or custody	$3	$8	$8	N/M	N/M
(a)	Includes $14 billion, $15 billion and $13 billion of domestic securities lending assets advised by Standish Mellon Asset Management. Sept. 30, 2004 amounts were restated to reflect the transfer of securities lending assets to the Asset Servicing sector.
N/M	- Not meaningful.

36    Mellon Financial Corporation

Institutional Asset Management and Mutual Funds is comprised of Mellon Institutional Asset Management (MIAM), which consists of a number of asset management companies offering a broad range of equity, fixed income, hedge and liquidity management products; Mellon Global Investments (MGI), which distributes investment management products internationally; and the Dreyfus/Founders complex of mutual funds. Products manufactured and distributed in this sector include mutual funds (equity, fixed income and money market), collective funds, separately managed accounts and annuities.

Income before taxes increased $38 million, or 42%, compared with the third quarter of 2004. The pre-tax operating margin increased 3%, reflecting positive operating leverage. The increase in revenue in the third quarter of 2005 compared with the third quarter of 2004 primarily resulted from an increase in investment management fees, primarily due to improved equity markets, net inflows of long-term assets, a $30 million increase in performance fees and the impact of acquisitions. As shown in the table on page 21, assets under management for this sector, before amounts subadvised for other sectors, increased $59 billion from Sept. 30, 2004, resulting from $20 billion of long-term asset flows, $7 billion of money market asset flows and $32 billion of market appreciation. The increase in operating expense primarily resulted from higher incentive expense, higher distribution and servicing expense and acquisitions.

Income before taxes increased $22 million, or 22%, compared with the second quarter of 2005, reflecting positive operating leverage. The increase in revenue in the third quarter of 2005 compared with the second quarter of 2005 reflects improved equity markets, higher performance fees and net inflows. The increase in operating expense resulted from higher incentive expense and higher distribution and servicing expense. The pre-tax operating margin increased 3% compared with the second quarter of 2005.

On a year-to-date basis, income before taxes increased $42 million, or 14%, compared to the first nine months of 2004. The increase in revenue in the first nine months of 2005 compared with the prior year period primarily resulted from improved equity markets, net inflows, acquisitions and performance fees. Operating expense increased from the first nine months of 2004, largely due to higher incentive expense, acquisitions and distribution and servicing expense. The pre-tax operating margin decreased by 1% compared with the prior-year period.

Mellon Financial Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Private Wealth Management

				Percent Inc/(Dec)
(income statement dollar amounts in				3Q05 vs.	3Q05 vs.	Year to date		Percent Inc/
millions, asset dollar amounts in billions)	3Q05	2Q05	3Q04	2Q05	3Q04	2005	2004	(Dec)
Investment management revenue	$83	$80	$74	3%	12%	$244	$223	9%
Institutional trust and custody revenue	3	2	3	N/M	N/M	8	7	N/M
Transfer revenue	—	—	1	N/M	N/M	—	4	N/M
Other fee revenue	4	4	2	N/M	N/M	11	8	N/M
Net interest revenue	52	55	53	(5)	(1)	164	160	3

Total revenue	142	141	133	N/M	6%	427	402	6%
Credit quality expense	—	—	—	—	—	—	1	N/M
Total operating expense	84	81	78	4%	8%	245	233	5%

Income before taxes	$58	$60	$55	(6)%	3%	$182	$168	7%
Return on common equity (annualized)	37%	38%	31%			38%	31%
Pre-tax operating margin	40%	43%	41%			42%	42%

Total client assets at beginning of quarter	$78	$77	$76
Acquisitions	—	—	1
Assets under management net inflows	—	—	1
Assets under administration or custody net inflows	2	1	—
Market appreciation (depreciation)	2	—	(2)

Total client assets at end of quarter (a)	$82	$78	$76	5%	8%
(a)	Includes assets under management, before amounts subadvised by/for other sectors, of $51 billion, $50 billion and $47 billion.
N/M	- Not meaningful.

Private Wealth Management provides investment management, wealth management, and comprehensive banking services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from 60 locations in 14 states.

Income before taxes increased $3 million, or 3%, compared with the third quarter of 2004. The increase in revenue in the third quarter of 2005 compared with the third quarter of 2004 resulted from higher investment management fee revenue, primarily due to the impact of improved equity markets, net new business and acquisitions. The increase in expense primarily resulted from higher salaries and incentives due in part from acquisitions. Client assets increased $6 billion from Sept. 30, 2004, primarily reflecting the impact of equity market appreciation and inflows of assets under administration or custody.

Income before taxes in the third quarter of 2005 decreased $2 million, or 6%, compared with the second quarter of 2005, as revenue growth resulting from improved equity markets and net new business was more than offset by lower net interest revenue and higher operating expenses related to business growth initiatives and merit salary increases.

The $14 million, or 7%, increase in income before taxes in the first nine months of 2005 compared with the first nine months of 2004 reflected positive operating leverage. The higher investment management fee revenue was primarily due to improved equity markets, net new business and acquisitions. The higher net interest revenue reflects higher average loans and deposits. The increase in expense primarily resulted from higher staff expense and acquisitions.

38    Mellon Financial Corporation

Asset Servicing

				Percent Inc/(Dec)
(income statement dollar amounts in				3Q05 vs.	3Q05 vs.	Year to date		Percent Inc/
millions, asset dollar amounts in billions)	3Q05	2Q05	3Q04	2Q05	3Q04	2005	2004	(Dec)
Institutional trust and custody revenue	$154	$141	$113	10%	37%	$427	$351	22%
Securities lending revenue	25	33	16	(27)	60	82	58	42

Total institutional trust and custody revenue	179	174	129	3	40	509	409	25
Transfer revenue	(3)	(2)	—	N/M	N/M	(7)	(2)	N/M
Other fee revenue (a)	73	69	53	5	40	212	195	9
Net interest revenue	22	21	17	N/M	19	62	49	26

Total revenue	271	262	199	3%	36%	776	651	19%
Total operating expense	217	200	168	8%	29%	605	512	18%

Income before taxes	$54	$62	$31	(13)%	77%	$171	$139	24%
Return on common equity (annualized)	30%	33%	14%			31%	20%
Pre-tax operating margin	20%	24%	15%			22%	21%

Assets under management (b)	$106	$104	$73	2%	45%
Assets under administration or custody	$3,746 (c)	$3,416	$2,946	10%	27%
(a)	Primarily consists of foreign exchange revenue of $52 million, $47 million, $36 million, $152 million and $142 million.
(b)	Sept. 30, 2004 amounts were restated to reflect the transfer of securities lending assets to this sector. Represents managed securities lending cash collateral. Total cash and non-cash securities lending loan volumes of Mellon, affiliates and a joint venture are approximately $165 billion at Sept. 30, 2005. Fees on those assets are recorded above as institutional trust and custody revenue.
(c)	Excludes assets of $328 billion that we manage and are also under administration or custody. These assets are reported as assets under management in the Asset Management sectors.
N/M	- Not meaningful.

Asset Servicing includes institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, fund administration, Web-based investment management software and foreign exchange and derivative products.

Income before taxes increased $23 million, or 77%, compared with the third quarter of 2004, reflecting positive operating leverage. The increase in revenue in the third quarter of 2005 compared with the third quarter of 2004 reflects net new business, improved market conditions, acquisitions, higher foreign exchange trading revenue and higher securities lending revenue. The increase in operating expense resulted from business growth and acquisitions as well as expenses associated with investing in our Investment Manager Solutions businesses. Assets under administration or custody for this sector were $3.746 trillion at Sept. 30, 2005, an increase of $800 billion, or 27%, compared with Sept. 30, 2004 resulting from net new business conversions and market appreciation.

Income before taxes in the third quarter of 2005 decreased $8 million, or 13%, compared with the second quarter of 2005 as revenue growth resulting from acquisitions, new business, market improvements and foreign exchange revenue were more than offset by seasonally lower securities lending revenue and higher operating expense. The increase in operating expense resulted from acquisitions and business growth initiatives.

On a year-to-date basis, income before taxes increased $32 million, or 24%, reflecting positive operating leverage. Revenue increased from the prior year period, primarily due to net new business impacting custody fees and securities lending revenue, improved market conditions and acquisitions. Net interest revenue increased 26% from higher average levels of deposits. Operating expense increased in support of new business growth and acquisitions.

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Payment Solutions & Investor Services

				Percent Inc/(Dec)
(dollar amounts in millions)	3Q05	2Q05	3Q04	3Q05 vs. 2Q05	3Q05 vs. 3Q04	Year to date		Percent Inc/ (Dec)
						2005	2004
Payment solutions & investor services fee revenue	$122	$142	$133	(14)%	(9)%	$398	$427	(7)%
Other fee revenue	5	6	5	N/M	N/M	19	13	N/M
Net interest revenue	34	33	29	1%	14%	104	90	15%

Total revenue	161	181	167	(10)%	(4)%	521	$530	(2)%
Total operating expense	127	135	120	(5)%	6%	395	$375	6%

Income before taxes	$34	$46	$47	(25)%	(28)%	$126	$155	(19)%
Return on common equity (annualized)	30%	38%	45%			35%	46%
Pre-tax operating margin	21%	25%	29%			24%	29%

N/M - Not meaningful.

The Payment Solutions & Investor Services sector includes:

•	Global Cash Management (GCM) - The results of GCM are driven by transaction activity including automated clearinghouse, wire transfer and telecash; remittance processing services, primarily wholesale/custom and retail lockbox; ancillary processing services for check clearing, imaging and storage activities; and accounts payable and other business processing offered by SourceNet Solutions. The other significant driver to GCM’s results is net interest revenue earned from the deposit balances generated by activity across the business operations;

•	Mellon Investor Services provides shareholder services that consist of a diverse array of products to shareholders and corporations including stock transfer and recordkeeping services, investment plan services, demutualizations, corporate actions and unclaimed property services; and

•	Mellon Financial Markets, our full-service broker-dealer subsidiary.

Within the Payment Solutions & Investor Services business sector, investor services revenue includes earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $340 million at Sept. 30, 2005.

Income before taxes in the third quarter of 2005 decreased $13 million, or 28%, compared with the third quarter of 2004. The decrease in revenue in the third quarter of 2005 compared with the third quarter of 2004 primarily resulted from lower ancillary services revenue at Mellon Investor Services which was partially offset by higher net interest revenue on both cash management and investor services customer deposit balances, as well as higher global cash management processing revenue, primarily from the SourceNet acquisition. The increase in expense mainly resulted from higher staff expense reflecting higher processing volumes in cash management including the impact of the SourceNet acquisition.

The $12 million, or 25%, decrease in income before taxes for the third quarter of 2005 compared with the second quarter of 2005 reflects lower revenue at Mellon Investor Services and lower cash management processing revenue due to lower processing volumes and price compression. The decrease in operating expense reflects lower operating costs and incentives at Mellon Investor Services and lower salaries and incentive expenses in global cash management.

On a year-to-date basis, income before taxes decreased $29 million, or 19%, compared with the first nine months of 2004, as higher net interest revenue, the SourceNet acquisition and higher lockbox processing revenue were more than offset by lower ancillary services revenue at Mellon Investor Services. Operating expense increased reflecting the impact of the SourceNet acquisition and business growth in cash management.

40    Mellon Financial Corporation

Treasury Services/Other Activity

Treasury Services/Other Activity - income from continuing operations before taxes (a)

				Percent Inc/(Dec)
(in millions)	3Q05	2Q05	3Q04	3Q05 vs. 2Q05	3Q05 vs. 3Q04	Year to date		Percent Inc/ (Dec)
						2005	2004
Treasury services	$19	$18	$24	3%	(19)%	$54	$90	(40)%
Other activity:
Venture capital	10	5	12	N/M	N/M	21	1	N/M
Business exits	(7)	19	13	N/M	N/M	14	13	N/M
Corporate activity/other	(10)	(3)	(7)	N/M	N/M	169	58	N/M
Total - Treasury Services/Other Activity	$12	$39	$42	(72)%	(73)%	$258	$162	60%
(a)	See the discussion below of the revenue and expense items included in this sector.
N/M	- Not meaningful.

As discussed on page 33, the global cash management and Mellon Financial Markets businesses were moved from the Treasury Services sector to the PS&IS sector. Treasury Services activities now include:

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

Results for Treasury Services activities in the third quarter of 2005 compared with the third quarter of 2004 reflected lower securitization gains and lower net interest revenue, partially offset by lower operating expense. Results for the third quarter of 2005 compared with the second quarter of 2005 reflected higher net interest revenue on higher loan volumes, resulting from new insurance premium finance loans no longer being securitized, and spreads. Results for the first nine months of 2005 compared with the first nine months of 2004 reflected lower net interest revenue from a lower average level of loans and lower spreads, and lower securitization gains.

Business exits results in the third quarter of 2005 include $8 million on lease residuals which were more than offset by higher credit quality expense resulting from net credit losses recorded on leases of regional aircraft to a feeder airline that, along with its parent company, filed for Chapter 11 bankruptcy protection in the third quarter of 2005 and the resultant $12 million provision for credit losses. Business exits results in the second quarter of 2005 reflect an increase in net interest revenue resulting from the cumulative effect of a client exercising its option to extend the term of an existing leveraged lease. The Treasury Services/Other Activity sector also reflects the following activity:

In the third quarter of 2005:

•	$18 million of net gains from venture capital activities.

In the third quarter of 2004:

•	$22 million of net gains from venture capital activities.

In the second quarter of 2005:

•	$12 million of net gains from venture capital activities; and

•	a $3 million provision for credit losses, related primarily to unfunded commitments.

In the second quarter of 2004:

•	the $24 million initial charge for the move to the new Mellon Financial Centre in London;

•	an $8 million gain from the sale of securities; and

•	$8 million of net gains from venture capital activities.

In the first quarter of 2005:

•	a $197 million gain from the sale of our remaining investment in Shinsei Bank;

•	$16 million of net gains from venture capital activities;

•	a $10 million charge associated with the early extinguishment of debt;

•	$5 million of additional expenses related to charges initially recorded in 2004.

In the first quarter of 2004:

•	a $93 million gain from the sale of approximately 35% of our investment in Shinsei Bank;

•	a $19 million charge associated with the writedown of two small non-strategic businesses held for sale, one of which was sold in 2004; and

•	a $7 million negative provision for credit losses.

42    Mellon Financial Corporation

Venture capital investments

Venture capital investment portfolio - gain (loss)

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Private and publicly held direct investments:
Realized gains (losses)	$7	$(3)	$14	$12	$24
Unrealized gains (losses)	3	18	(5)	27	(11)
Total	10	15	9	39	13
Third party indirect funds:
Realized gains	10	1	15	13	21
Unrealized gains (losses)	—	(2)	—	—	3
Management fees	(2)	(2)	(2)	(6)	(6)
Total	8	(3)	13	7	18
Total venture capital equity investment revenue	$18	$12	$22	$46	$31

Venture capital investment portfolio - activity

(in millions)	Third Quarter 2005	Life to date
Direct investments:
Carrying value at end of period (a)	$368	$368
Cost at end of period	392	392
Cash disbursements	13	995
Cash receipts	28	421
Unfunded commitments	—	—
Indirect investments:
Carrying value at end of period	211	211
Cost at end of period	232	232
Cash disbursements	12	515
Cash receipts	20	292
Unfunded commitments	88	—
Total active investments:
Carrying value at end of period (b)		$579
Cost at end of period		624
(a)	At Sept. 30, 2005, there were 61 actively managed investments with an average original cost basis of approximately $6 million. Direct investments include $46 million of venture capital direct mezzanine investments in the form of subordinated debt.
(b)	In 2004, Mellon confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. Mellon Ventures will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio.

Mellon Financial Corporation    43

.Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Capital

Capital

(dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Total shareholders’ equity	$4,182	$4,122	$4,102	$3,959
Total shareholders’ equity to assets ratio	10.79%	11.16%	11.05%	11.28%

Tangible shareholders’ equity	$1,850	$1,846	$1,636	$1,533
Tangible shareholders’ equity to assets ratio (a)	5.08%	5.33%	4.72%	4.69%

Tier I capital ratio (b)(c)	10.52%	10.85%	10.54%	9.96%
Total (Tier I plus Tier II) capital ratio (b)(c)	16.35%	16.91%	16.47%	15.61%
Leverage capital ratio (b)(c)	8.21%	8.40%	7.87%	8.13%
Total Tier I capital	$2,914	$2,853	$2,618	$2,513
Total (Tier I plus Tier II) capital	$4,527	$4,447	$4,092	$3,938
Total risk-adjusted assets	$27,699	$26,297	$24,845	$25,228
Average assets - leverage capital basis	$35,470	$33,953	$33,271	$30,889

Book value per common share	$10.00	$9.86	$9.69	$9.35
Tangible book value per common share	$4.42	$4.41	$3.86	$3.62

Closing common stock price per share	$31.97	$28.69	$31.11	$27.69
Market capitalization	$13,367	$11,997	$13,171	$11,728
Common shares outstanding	418,125	418,164	423,354	423,549
(a)	Shareholders’ equity less goodwill and intangibles divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust preferred securities in Tier I capital, the tangible shareholders’ equity to asset ratio would have been 5.52%, 5.77%, 5.01% and 4.95%.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

The decreases in the total and tangible shareholders’ equity to assets ratios at Sept. 30, 2005 compared with June 30, 2005, reflect a larger balance sheet and higher unrealized mark-to-market losses in the securities available for sale portfolio. The decrease in the total shareholders’ equity to assets ratio compared with Sept. 30, 2004, reflects a larger balance sheet, stock repurchases and higher unrealized mark-to-market losses in the securities available for sale portfolio, partially offset by earnings retention. The increase in the tangible shareholders’ equity to assets ratio compared with Sept. 30, 2004, reflects the factors discussed above offset by a decrease in goodwill following the adoption of discontinued operations accounting for the HR businesses sold to ACS. For a discussion of our capital management policies, see page 33 of Mellon’s 2004 Financial Annual Report.

The decrease in the risk-based capital ratios compared with June 30, 2005, resulted from an increase in risk adjusted assets primarily reflecting the Sept. 30, 2005 change by the regulatory agencies in the risk weight allocated to liquidity facilities that support asset backed commercial paper programs. Liquidity facilities that do not meet certain eligibility requirements are now treated as direct credit substitutes. This change reduced Mellon’s Tier 1 capital ratio by approximately 25 basis points and total capital ratio by approximately 40 basis points. The increase in the risk-based capital ratios compared with Sept. 30, 2004 reflects earnings retention and a lower level of goodwill partially offset by an increase in risk adjusted assets.

In March 2005, the Board of Governors of the Federal Reserve System (the Board) amended its risk-based capital standards for bank holding companies to allow the continued inclusion of trust-

44    Mellon Financial Corporation

preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board’s final rule limits trust-preferred securities taken together with certain core capital elements to 25% of core capital elements, net of goodwill less any associated deferred tax liability, for non-internationally active banks. For internationally active bank holding companies (defined as bank holding companies with consolidated total assets of $250 billion or more, or total on-balance sheet foreign exposure of $10 billion or more) the Board further restricts the inclusion of trust-preferred securities to 15% of core capital elements, net of goodwill less any associated deferred tax liability. The quantitative limits become effective on March 31, 2009. Under the limitations discussed above, at Sept. 30, 2005, Mellon’s risk-based capital ratios would have exceeded the well capitalized guidelines.

In October 2002, Mellon’s Board of Directors authorized a share repurchase program of up to 25 million shares of common stock. During the third quarter of 2005, Mellon repurchased 1.3 million shares of its outstanding common stock. Included in the shares repurchased during the third quarter were .8 million shares acquired through a purchase agreement with a broker-dealer counterparty at a price of $30.91 per share for a total of $26 million. In September 2005, Mellon executed an accelerated share repurchase contract for 2 million shares of its outstanding common stock with a broker-dealer. This transaction closed in early October 2005 completing the October 2002 repurchase program. Purchases through broker-dealer counterparties are subject to purchase price adjustments based on the actual price paid for the shares, and other related costs, by the counterparty. The price adjustment can be settled, at Mellon’s option, in cash or shares of common stock.

In September 2005, Mellon’s Board of Directors authorized a new share repurchase program of up to 25 million shares of common stock. Since Jan. 1, 1999, Mellon’s Board of Directors has authorized seven repurchase programs for a total of 170 million shares. Following the October 2005 repurchase of 2 million shares, 23.7 million common shares are available for repurchase under the September 2005 repurchase program, which does not have an expiration date.

Share reissuances, primarily for employee benefit plan purposes, totaled 1.3 million for the third quarter of 2005.

Share repurchases during third quarter 2005

(common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
July 2005	19		$28.80	—
August 2005	4		28.46	—
September 2005 (b)	1,316		31.28	1,316
Third quarter 2005	1,339	(c)	$31.24	1,316
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the third quarter of 2005 was $42 million.
(b)	Includes 841 thousand shares repurchased, at an average price of $30.91 per share, through a share purchase agreement with a broker-dealer counterparty.
(c)	Includes 23 thousand shares, at a purchase price of less than $1 million, purchased from employees in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 36 and 37 of Mellon’s 2004 Financial Annual Report.

Composition of loan portfolio

The total loan portfolio at Sept. 30, 2005 increased $25 million compared with June 30, 2005, $804 million compared with Dec. 31, 2004 and $533 million compared with Sept. 30, 2004. The increases in domestic loans and leases compared with Dec. 31, 2004 and Sept. 30, 2004 reflect higher levels of commercial and financial loans, primarily insurance premium finance loans, and higher personal loans. The increase in insurance premium finance loans was a result of new loans no longer being securitized. The increase in international loans and leases was primarily due to a short-term extension of credit that was repaid in early October 2005.

Mellon Financial Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

At Sept. 30, 2005, approximately 78% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has:

•	a Moody’s long-term rating of Baa3 or better, and/or;

•	a Standard and Poor’s long-term rating of BBB- or better; or

•	if unrated, an equivalent rating using our internal risk ratings.

Composition of loan portfolio

(in millions)	Sept. 30, 2005		June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Domestic loans and leases:
Commercial and financial	$2,668		$2,794	$2,190	$2,506
Commercial real estate	1,823		1,850	1,916	1,852
Personal (a)	2,108		2,139	1,993	1,941
Lease finance assets (b)	386		459	456	483
Total domestic loans and leases	6,985		7,242	6,555	6,782
International loans and leases	573		291	199	243
Total loans and leases, net of unearned discount	$7,558	(c)	$7,533	$6,754	$7,025
(a)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth Management sector.
(b)	Represents large ticket lease assets that will run-off through repayments, possible sales and no new originations.
(c)	Includes $3.682 billion of loans to Private Wealth Management customers and $910 million of loans to Mellon 1st Business Bank, National Association customers.

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)(b)

(in millions)	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Unfunded commitments to extend credit (c):
Expire within one year	$4,481	$4,681	$5,507	$6,442
Expire within one to five years	7,888	7,784	7,339	7,261
Expire over five years	295	205	125	133
Total unfunded commitments to extend credit	12,664	12,670	12,971	13,836

Commercial letters of credit (d)	6	5	5	6

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,388	1,376	1,327	1,418
Custodian securities lent with indemnification against broker default of return of securities	109,802	103,105	83,934	79,311
Liquidity support provided to TRFC	1,218	894	623	397
(a)	For a further discussion, see pages 101 through 104 of Mellon’s 2004 Financial Annual Report. In addition, we had outstanding commitments to fund venture capital investments of $88 million at Sept. 30, 2005, $101 million at June 30, 2005, $122 million at Dec. 31, 2004 and $133 million at Sept. 30, 2004.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $535 million at Sept. 30, 2005, $563 million at June 30, 2005, $412 million at Dec 31, 2004 and $398 million at Sept. 30, 2004.
(d)	Net of participations and collateral totaling $6 million at Sept. 30, 2005, $14 million at June 30, 2005, $45 million at Dec. 31, 2004 and $46 million at Sept. 30, 2004.
(e)	Net of participations and cash collateral totaling $186 million at Sept. 30, 2005, $197 million at June 30, 2005, $199 million at Dec. 31, 2004 and $169 million at Sept. 30, 2004. At Sept. 30, 2005, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1 year.

46    Mellon Financial Corporation

Unfunded commitments to extend credit

Total unfunded commitments to extend credit decreased $6 million, or less than 1%, compared with June 30, 2005, $307 million, or 2%, compared with Dec. 31, 2004 and $1.172 billion, or 8%, compared with Sept. 30, 2004. Unfunded commitments to extend credit expiring over one year increased $194 million, or 2%, compared with June 30, 2005, $719 million, or 10%, compared with Dec. 31, 2004 and $789 million, or 11%, compared with Sept. 30, 2004. The increase compared with June 30, 2005 and Sept. 30, 2004 resulted from a shift towards longer maturities of loan commitments. At Sept. 30, 2005, approximately 95% of unfunded loan commitments to our large corporate customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, Mellon offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate Mellon for a stated period to disburse funds to a third-party beneficiary if our customer fails to perform under the terms of an agreement with the beneficiary. We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At Sept. 30, 2005, we had a liability of $7 million related to letters of credit issued or modified since Dec. 31, 2002.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $110 billion at Sept. 30, 2005 and were primarily collateralized by cash and U.S. government securities.

For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 47, 48, 102 and 103 of Mellon’s 2004 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law as of Dec. 31, 2002 to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled approximately $42 billion at Sept. 30, 2005, primarily relating to securities lending activity. Agency securities lending represents approximately $39 billion of this guarantee, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions are collateralized by approximately $39 billion, comprised of cash, OECD government securities and equities. This potential exposure also assumes that there are no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO Bank N.V.

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

Fee revenue of less than $1 million was received from this entity in each of the third and second quarters of 2005, and third quarter of 2004, for the services and the liquidity and credit support facilities. At Sept. 30, 2005, TRFC’s receivables totaled $1.214 billion and commercial paper outstanding totaled $1.218 billion compared with $892 million and $894 million for each at June 30, 2005. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $134 million at Sept. 30, 2005 compared with $50 million at June 30, 2005. Mellon’s maximum loss exposure related to TRFC, which is required to be disclosed under FIN 46 Revised, is the full amount of the liquidity facility, or $1.218 billion, at Sept. 30, 2005. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 46. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2004 Financial Annual Report.

Nonperforming assets

Nonperforming assets

(dollar amounts in millions)	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Nonperforming loans and leases:
Commercial and financial	$7	$7	$10	$17
Personal	3	4	4	3
Lease finance assets	27	15	15	—
Total nonperforming loans and leases (a)	37	26	29	20
Total acquired property	—	—	—	1
Total nonperforming assets	$37	$26	$29	$21
Nonperforming loans as a percentage of total loans	.48%	.34%	.43%	.30%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	1.23%	87%	1.08%	.82%
(a)	Includes $20 million, $8 million, $9 million and $15 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

48    Mellon Financial Corporation

The increase in nonperforming assets at Sept. 30, 2005 compared with June 30, 2005 resulted from the addition of $12 million of leases of regional aircraft to a feeder airline that, along with its parent company, filed for Chapter 11 bankruptcy protection in the third quarter of 2005. At Sept. 30, 2005, total nonperforming loans and leases were comprised of $27 million of airline leases, $5 million to a cable television operator and $5 million of various smaller loans. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in our 2004 Financial Annual Report.

At Sept. 30, 2005 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $15 million, $2 million and less than $1 million. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

Provision and reserve for credit exposure

Mellon’s accounting policy regarding the reserve for credit exposure is regarded as a critical accounting policy in that it involves significant management valuation judgements. For a further discussion of our accounting policy relating to the reserve for credit exposure, see pages 45 and 46 of our first quarter 2005 Form 10-Q.

The allocation of the reserve for credit exposure is presented below. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure

(in millions)	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Reserve for loan losses:
Base reserves:
Commercial and financial	$39	$39	$36	$37
Commercial real estate	5	5	9	10
Personal	4	4	5	5
Lease assets	22	34	15	16
Total domestic base reserve	70	82	65	68
International	1	1	2	2
Total base reserve	71	83	67	70
Impairment/judgmental	9	4	6	10
Unallocated	—	—	25	18
Total reserve for loan losses	$80	$87	$98	$98
Reserve for unfunded commitments:
Commitments	$71	$74	$57	$58
Letters of credit and bankers acceptances	6	7	10	13
Total reserve for unfunded commitments	$77	$81	$67	$71
Total reserve for credit exposure	$157	$168	$165	$169

Mellon Financial Corporation    49

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Total base reserves at Sept. 30, 2005 decreased $12 million from June 30, 2005 due to the partial charge-off of leases of regional aircraft to a feeder airline that, along with its parent company, filed for Chapter 11 bankruptcy protection in the third quarter of 2005 and the remaining reserves for these leases moving into the impairment/judgmental reserves. The increase in the total base reserve and the decrease in the unallocated loan loss reserve at Sept. 30, 2005 compared with Dec. 31, 2004 was primarily driven by higher commercial and financial, and lease asset reserves due to refinement of the methodology used to determine the level of reserves, that was implemented during the first quarter of 2005. New quantitative factors have replaced the historical loss factors and take into account the credit rating, maturity, exposure size and industry. The decrease in the reserve for unfunded commitments at Sept. 30, 2005 from June 30, 2005 is primarily due to decreases in levels of certain loan commitments while the increase compared to Sept. 30, 2004 is primarily related to the shift towards longer maturities of loan commitments.

Mellon’s management concluded that, at Sept. 30, 2005, the overall reserve level was appropriate to recognize inherent losses in the loan portfolio.

The net provision for credit losses totaled $12 million in the third quarter of 2005, compared with no net provision in the third quarter of 2004 and $3 million in the second quarter of 2005. The provision in the third quarter of 2005 primarily resulted from $23 million of net credit losses on the leases of regional aircraft discussed previously.

Reserve activity Quarter ended

	Sept. 30, 2005		June 30, 2005		Sept. 30, 2004
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$87	$81	$87	$77	$96	$73
Total credit losses	(24)	—	—	—	(1)	—
Total recoveries	1	—	1	—	1	—
Total net credit recoveries (losses) (a)	(23)	—	1	—	—	—
Provision for credit losses	16	(4)	(1)	4	2	(2)
Reserve at end of period	$80	$77	$87	$81	$98	$71
Reserve for loan losses as a percentage of total loans (b)	1.05%	N/M	1.15%	N/M	1.40%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (b)	N/M	.55%	N/M	.58%	N/M	.47%
Annualized net credit losses (recoveries) to average loans	1.23%	N/M	—%	N/M	—%	N/M
(a)	Substantially all of the net credit losses/recoveries relate to lease assets for the quarter ended Sept. 30, 2005 and to commercial and financial loans for the quarter ended June 30, 2005 and Sept. 30, 2004.
(b)	At period-end.

N/M - Not meaningful.

50    Mellon Financial Corporation

Reserve activity Nine months ended

	Sept. 30, 2005		Sept. 30, 2004
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$98	$67	$103	$75
Total credit losses	(25)	—	(3)	—
Total recoveries	3	—	3	—
Total net credit recoveries (losses) (a)	(22)	—	—	—
Securitizations	—	—	(2)	—
Provision for credit losses	4	10	(3)	(4)
Reserve at end of period	$80	$77	$98	$71
Annualized net credit losses (recoveries) to average loans	.41%	N/M	—%	N/M
(a)	Substantially all of the net credit losses/recoveries relate to lease assets for the nine months ended Sept. 30, 2005 and to commercial and financial loans for the nine months ended Sept. 30, 2004.

N/M - Not meaningful.

Market and liquidity risk

For a discussion of the management of market and liquidity risk, see page 42 of Mellon’s 2004 Financial Annual Report.

Asset/liability management

Asset/liability management activities address management of assets and liabilities from an interest rate risk, currency risk and liquidity management perspective, including the use of derivatives.

Selected average balances

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Assets:
Money market investments	$2,713	$3,307	$3,310	$3,418	$3,001
Trading account securities	309	293	229	303	284
Securities	15,967	14,444	11,780	14,717	11,481
Loans	7,421	7,339	7,047	7,216	7,341
Total interest-earning assets	26,410	25,383	22,366	25,654	22,107
Noninterest-earning assets	11,584	10,921	11,178	11,439	11,340
Reserve for loan losses	(87)	(87)	(97)	(91)	(98)
Assets allocated to discontinued operations	—	219	—	73	—
Total assets	$37,907	$36,436	$33,447	$37,075	$33,349
Funds supporting total assets:
Core funds	$34,691	$33,666	$31,268	$34,309	$30,705
Purchased funds	3,216	2,770	2,179	2,766	2,644
Funds supporting total assets	$37,907	$36,436	$33,447	$37,075	$33,349

Mellon Financial Corporation    51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The increase in average interest-earning assets in the third quarter of 2005 compared with the third quarter of 2004 and second quarter of 2005 primarily resulted from higher levels of securities and loans, partially offset by lower levels of money market investments. The increase in average securities, compared with both periods, was due to purchases of floating rate and other short duration mortgage-backed securities. The higher level of loans compared with the third quarter of 2004 primarily reflects an increase in insurance premium finance loans in part resulting from the new loans no longer being securitized. The proportion of average core funds to average total assets in the third quarter of 2005 was 92% compared with 93% in the third quarter of 2004. See pages 42 and 43 of Mellon’s 2004 Financial Annual Report for a definition of core and purchased funds.

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

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, N.A., and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2004 Financial Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2005 of up to approximately $275 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Oct. 1, 2005 and the date of any such dividend declaration. To comply with regulatory guidelines, Mellon and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At Sept. 30, 2005, the Parent Corporation had $391 million of unencumbered liquid assets. The Parent Corporation has a $200 million revolving credit agreement with Mellon Bank, N.A., Mellon’s primary bank subsidiary, with a June 2006 expiration date. The agreement was executed at market terms. Under this agreement any borrowings are to be collateralized with eligible assets of our non-bank subsidiaries. There were no borrowings under this facility at Sept. 30, 2005. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity to issue debt, equity and junior subordinated debentures under a shelf registration statement. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank, N.A.’s credit ratings, some of which are shown in the following table.

Debt ratings at Sept. 30, 2005

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of Mellon’s long-term debt totaled approximately $250 million in the third quarter of 2005. There are no contractual maturities of long-term debt scheduled for the remainder of 2005. Contractual maturities will total approximately $300 million in 2006.

We paid $84 million in common stock dividends in the third quarter of 2005 compared with $77 million

52    Mellon Financial Corporation

in the third quarter of 2004. The common dividend payout ratio, on a net income basis, was 43% in the third quarter of 2005 on a dividend of $.20 per share compared with 42% in the third quarter of 2004 on a dividend of $.18 per share. Based upon shares outstanding at Sept. 30, 2005 and the current quarterly common stock dividend rate of $.20 per share, the annual common stock dividend is expected to be approximately $335 million.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $5 million during the first nine months of 2005 to $2.770 billion. The decrease resulted from $1.804 billion of net cash used in investing activities substantially offset by $1.110 billion of net cash provided by financing activities and $827 million of net cash provided by operating activities. Net cash used in investing activities primarily resulted from net purchases of securities available for sale, partially offset by a decrease in short-term investments. Net cash provided by financing activities primarily resulted from higher levels of deposits, partially offset by repayments of longer-term debt.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50, 100 and 200 basis point shift downward in short-term interest rates on net interest revenue and earnings per share. Principal cash flows anticipated over the next twelve months from discretionary investments and loans in business exits (discussed on page 41) are assumed to be reinvested in short-term money market assets, while term debt maturing within the next twelve months is replaced with short-term funding. This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at Sept. 30, 2005. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the Sept. 30, 2005 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding Mellon’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 44 through 46 in Mellon’s 2004 Financial Annual Report. Also, see page 27 of this report for a discussion of expected net interest revenue for the fourth quarter of 2005.

Interest rate simulation sensitivity analysis

	Simulated increase (decrease) in the next 12 months
	compared with last 12 months’ actual results		compared with a scenario of unchanged rates
	Net interest revenue	Earnings per share	Net interest revenue	Earnings per share
Movement in interest rates from Sept. 30, 2005 rates:
Unchanged	2.4%	$0.02	N/A	N/A

Up 50 bp	2.2%	$0.02	(0.3)%	$—
Up 100 bp	1.3	0.01	(1.2)	(0.01)
Up 200 bp	(1.0)	(0.01)	(3.4)	(0.03)

Down 50 bp	2.5%	$0.02	0.1%	$—
Down 100 bp	2.3	0.02	(0.2)	—
Down 200 bp	0.5	—	(1.9)	(0.02)

Mellon Financial Corporation    53

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at Sept. 30, 2005, nor did it exceed our guidelines at Sept. 30, 2004.

Managing interest rate risk with derivative instruments

Derivatives are used as part of Mellon’s overall asset/liability management process to augment the management of interest rate exposure. The total notional amount of interest rate swaps used to manage interest rate risk was $3.110 billion at Sept. 30, 2005, compared with $3.084 billion at Dec. 31, 2004 and $2.778 billion at Sept. 30, 2004. The increase compared with Sept. 30, 2004, primarily resulted from entering into instruments in conjunction with long-term debt issuances in 2004. The notional value at Sept. 30, 2005 was primarily comprised of receive fixed instruments associated with long-term debt and junior subordinated debentures with a weighted average maturity of approximately 8 years and weighted average interest rates received and paid of 5.57% and 3.95%, respectively. The net interest differential between interest revenue and interest expense resulted in interest revenue of $15 million and $68 million in the third quarter and first nine months of 2005, compared with interest revenue of $34 million and $108 million in the third quarter and first nine months of 2004. Additional information regarding these contracts is presented in Note 27 in Mellon’s 2004 Financial Annual Report.

We enter into interest rate swaps designated as fair value hedges, to convert portions of our fixed rate junior subordinated debentures to floating rate debt, our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate certificates of deposit to variable rate certificates of deposit. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps. No ineffectiveness was recorded for the nine months ended Sept. 30, 2005 and Sept. 30, 2004. At Sept. 30, 2005, there were no outstanding cash flow hedges.

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

Derivative instruments used for trading purposes

(notional amounts in millions)	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Commitments to purchase and sell foreign currency contracts	$85,263	$77,072	$64,170	$77,939
Foreign currency option contracts purchased	7,217	6,805	6,710	4,705
Foreign currency option contracts written	8,700	9,194	9,020	8,719
Interest rate agreements:
Interest rate swaps	13,507	12,475	10,916	10,064
Options, caps and floors purchased	647	666	799	895
Options, caps and floors written	856	765	741	734
Futures and forward contracts	7,161	10,453	8,880	13,921
Equity options	1,437	1,331	3,845	3,616
Credit default swaps	732	703	694	692
Total return swaps	34	41	33	38

54    Mellon Financial Corporation

We use a value-at-risk methodology to estimate the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Using our methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate average value-at-risk for trading activities and credit default swaps was approximately $5 million for each of the 60 business-day periods ending Sept. 30, 2005, June 30, 2005 and Sept. 30, 2004.

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

Supplemental information - income statement (unaudited) and selected data

Presented on the following three pages, as supplemental information, are the full-year 2004, 2003 and 2002 income statements (unaudited) and business sectors data reflecting:

•	the adoption of discontinued operations accounting for the HR businesses sold to ACS and other discontinued operations, discussed in Note 3 of this report;

•	the change in reporting classifications discussed in Note 1 of this report; and

•	the change in business sectors discussed on page 33 of this report.

Mellon Financial Corporation    55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED INCOME STATEMENT (unaudited)

Mellon Financial Corporation (and its subsidiaries)

		Year ended Dec. 31,
(dollar amounts in millions, except per share amounts)		2004	2003	2002
Noninterest	Investment management	$1,625	$1,409	$1,408
revenue	Distribution and service	269	240	233
	Institutional trust and custody	628	557	576
	Payment solutions & investor services	565	569	562
	Foreign exchange trading	186	147	146
	Financing-related	137	140	147
	Equity investment	160	(6)	(29)
	Other	174	170	92

	Total fee and other revenue	3,744	3,226	3,135
	Gains on sales of securities	8	62	59

	Total noninterest revenue	3,752	3,288	3,194

Net interest	Interest revenue	850	935	1,056
revenue	Interest expense	384	358	430

	Net interest revenue	466	577	626
	Provision for credit losses	(11)	7	172

	Net interest revenue after provision for credit losses	477	570	454

Operating	Staff
expense	Compensation	972	942	959
	Incentive	393	293	316
	Employee benefits	210	172	101

	Total staff	1,575	1,407	1,376
	Professional, legal and other purchased services	386	356	319
	Distribution and servicing	319	299	288
	Net occupancy	235	216	196
	Equipment	169	170	166
	Business development	87	88	105
	Communications	84	84	85
	Amortization of intangible assets	19	17	13
	Other	186	149	117

	Total operating expense	3,060	2,786	2,665

Income	Income from continuing operations before income taxes	1,169	1,072	983
	Provision for income taxes	362	338	319

	Income from continuing operations before cumulative effect of accounting change	807	734	664
	Cumulative effect of accounting change, net of tax	—	(7)	—

	Income from continuing operations	807	727	664
	Discontinued operations:
	Income (loss) from operations after-tax	(16)	(58)	6
	Net gain on disposals after-tax	5	32	12

	Income (loss) from discontinued, net of applicable tax expense (credit) of $(7), $(41) and $15	$(11)	$(26)	$18

	Net income	$796	$701	$682

Earnings per	Basic:
share (a)	Income from continuing operations before cumulative effect of accounting change	$1.92	$1.72	$1.52
	Cumulative effect of accounting change	—	(.02)	—

	Continuing operations	$1.92	$1.70	$1.52
	Net income	$1.90	$1.64	$1.56
	Diluted:
	Income from continuing operations before cumulative effect of accounting change	$1.90	$1.70	$1.51
	Cumulative effect of accounting change	—	(.01)	—

	Continuing operations	$1.90	$1.69	$1.51
	Net income	$1.88	$1.63	$1.55
(a)	Calculated based on unrounded numbers.

56    Mellon Financial Corporation

Business sectors

(income statement amounts in millions, averages in billions; presented on an FTE basis)	Institutional Asset Management and Mutual Funds			Private Wealth Management			Total Asset Management
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Revenue:
Noninterest revenue	$1,651	$1,420	$1,393	$325	$308	$320	$1,976	$1,728	$1,713
Net interest revenue (expense)	(22)	(22)	(23)	212	223	209	190	201	186
Total revenue	1,629	1,398	1,370	537	531	529	2,166	1,929	1,899
Credit quality expense	—	—	—	1	1	—	1	1	—
Operating expense	1,216	1,090	1,065	316	293	278	1,532	1,383	1,343
Income from continuing operations before taxes and cumulative effect of accounting change	413	308	305	220	237	251	633	545	556
Income taxes	142	108	111	75	83	92	217	191	203
Income from continuing operations before cumulative effect of accounting change	271	200	194	145	154	159	416	354	353
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—
Income from continuing operations	271	200	194	145	154	159	416	354	353
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—
Net income	$271	$200	$194	$145	$154	$159	$416	$354	$353
Average loans	$—	$—	$—	$3.4	$2.9	$2.7	$3.4	$2.9	$2.7
Average assets (b)	$2.0	$2.0	$1.9	$6.2	$5.5	$5.0	$8.2	$7.5	$6.9
Average deposits	$—	$—	$—	$5.3	$4.6	$4.4	$5.3	$4.6	$4.4
Average common equity	$0.8	$0.7	$0.6	$0.5	$0.4	$0.2	$1.3	$1.1	$0.8
Average Tier I preferred equity	$0.4	$0.4	$—	$0.2	$0.2	$—	$0.6	$0.6	$—
Return on common equity (c)	34%	28%	32%	30%	36%	76%	32%	31%	43%
Pre-tax operating margin (c)	25%	22%	22%	41%	45%	48%	29%	28%	29%
Business sectors
(income statement amounts in millions, averages in billions; presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services			Total Payments and Securities Services
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Revenue:
Noninterest revenue	$806	$711	$678	$583	$586	$590	$1,389	$1,297	$1,268
Net interest revenue (expense)	69	82	95	123	152	149	192	234	244
Total revenue	875	793	773	706	738	739	1,581	1,531	1,512
Credit quality expense	—	—	—	—	—	—	—	—	—
Operating expense	696	638	581	509	525	520	1,205	1,163	1,101
Income from continuing operations before taxes and cumulative effect of accounting change	179	155	192	197	213	219	376	368	411
Income taxes	62	55	70	67	75	79	129	130	149
Income from continuing operations before cumulative effect of accounting change	117	100	122	130	138	140	247	238	262
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—
Income from continuing operations	117	100	122	130	138	140	247	238	262
Income from discontinued operations after-tax (a)	—	—	—	—	—	—	—	—	—
Net income	$117	$100	$122	$130	$138	$140	$247	$238	$262
Average loans	$0.1	$—	$—	$0.1	$0.1	$0.1	$0.2	$0.1	$0.1
Average assets (b)	$7.2	$5.9	$4.7	$7.1	$8.4	$9.0	$14.3	$14.3	$13.7
Average deposits	$5.8	$4.2	$3.4	$6.4	$7.6	$8.1	$12.2	$11.8	$11.5
Average common equity	$0.6	$0.6	$0.5	$0.3	$0.3	$0.2	$0.9	$0.9	$0.7
Average Tier I preferred equity	$0.1	$0.1	$—	$0.1	$0.1	$—	$0.2	$0.2	$—
Return on common equity (c)	20%	18%	26%	44%	39%	56%	28%	26%	36%
Pre-tax operating margin (c)	20%	20%	25%	28%	29%	30%	24%	24%	27%
(a)	The cumulative effect of accounting change in 2003 and income from discontinued operations in 2004, 2003 and 2002 have not been allocated to any of Mellon’s reportable sectors.
(b)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference.
(c)	On a continuing operations basis.

- continued -

Mellon Financial Corporation    57

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Business sectors

(income statement amounts in millions,	Treasury Services/ Other Activity			Consolidated Results
averages in billions; presented on an FTE basis)	2004	2003	2002	2004	2003	2002
Revenue:
Noninterest revenue (a)	$429	$305	$255	$3,794	$3,330	$3,236
Net interest revenue (expense) (b)	101	158	210	483	593	640
Total revenue	530	463	465	4,277	3,923	3,876
Credit quality expense (revenue)	(12)	6	172	(11)	7	172
Operating expense	323	240	221	3,060	2,786	2,665
Income from continuing operations before taxes and cumulative effect of accounting change	219	217	72	1,228	1,130	1,039
Income taxes (c)	75	75	23	421	396	375
Income from continuing operations before cumulative effect of accounting change	144	142	49	807	734	664
Cumulative effect of accounting change (d)	—	(7)	—	—	(7)	—
Income from continuing operations	144	135	49	807	727	664
Income (loss) from discontinued operations after-tax (d)	—	—	—	(11)	(26)	18
Net income	$144	$135	$49	$796	$701	$682
Average loans	$3.7	$4.7	$6.6	$7.3	$7.7	$9.4
Average assets (e)	$10.9	$11.1	$11.6	$34.0	$33.9	$33.7
Average deposits	$2.9	$3.1	$3.1	$20.4	$19.5	$19.0
Average common equity	$1.6	$1.5	$1.9	$3.8	$3.5	$3.4
Average Tier I preferred equity	$0.2	$0.2	$1.0	$1.0	$1.0	$1.0
Return on common equity (f)	N/M	N/M	N/M	21%	21%	20%
Pre-tax operating margin (f)	N/M	N/M	N/M	29%	29%	27%
(a)	Consolidated results include FTE impact of $42 million in 2004, $42 million in 2003 and $42 million in 2002.
(b)	Consolidated results include FTE impact of $17 million in 2004, $16 million in 2003 and $14 million in 2002.
(c)	Consolidated results include FTE impact of $59 million in 2004, 58 million in 2003 and $56 million in 2002.
(d)	The cumulative effect of accounting change in 2003 and income from discontinued operations in 2004, 2003 and 2002 have not been allocated to any of Mellon’s reportable sectors.
(e)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. Consolidated average assets include average assets of discontinued operations of $.6 billion for 2004, $1.0 billion for 2003 and $1.5 billion for 2002.
(f)	On a continuing operations basis. Return on common equity is before the cumulative effect of a change in accounting principle.

N/M — Not meaningful.

58    Mellon Financial Corporation

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

In the ordinary course of business, the Corporation may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended Sept. 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Mellon Financial Corporation    59

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected cash contributions to funded defined benefit pension plans; amounts of contingent and deferred consideration payable for acquisitions; collectibility of securities; estimated amortization expense; long-term financial goals; the impact of market and demographic trends; potential future venture capital gains or losses, possible changes in the value of the portfolio and intentions as to future investments; expected fourth quarter 2005 net interest revenue; the effect of a new accounting standard related to share-based payments and expected stock option expense in 2005 and 2006; the expected tax provisioning rate and the adequacy of tax accruals; future deductibility of disallowed tax deductions; economic capital allocations; the Corporation’s intention not to renew certain credit relationships; liabilities for guarantees and indemnities; loss exposure related to Three Rivers Funding Corporation (TRFC); credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; contractual maturities of long-term debt; simulation of changes in interest rates; the value-at-risk for trading activities and credit default swaps; and litigation results.

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

60    Mellon Financial Corporation

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

As previously reported in Mellon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on March 22, 2005, the United States Attorney for the Western District of Pennsylvania announced that six former employees of a subsidiary of Mellon had been indicted by a federal grand jury in Pittsburgh, Pennsylvania on a series of charges relating to the destruction in April 2001 of approximately 80,000 United States tax returns and payments. In related public comments, the United States Attorney indicated that the investigation is continuing. Mellon is cooperating fully in this investigation.

As previously reported in a Current Report on Form 8-K dated Sept. 30, 2005, Mellon Investor Services LLC (“MIS”), the transfer agent subsidiary of Mellon Financial Corporation, has received a “Wells Notice” from the Philadelphia District Office of the Securities and Exchange Commission indicating that the staff intends to recommend that the Commission bring a civil injunctive action against MIS for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. A Wells Notice indicates that the SEC’s staff has made a preliminary decision to recommend that the Commission authorize the staff to bring a civil action. However, a Wells Notice is not a formal allegation or proof of wrongdoing. The notice provides MIS the opportunity to respond formally to the SEC staff before the staff makes a final determination whether to recommend that the SEC initiate an action.

The staff has informed MIS that its recommendation relates to MIS’ disclosure practices to its transfer agency (issuer) clients during the period 2001 through late 2004 concerning the receipt of fees from a search firm that performs in-depth searches for “lost” shareholders. Fees received by MIS from this firm during this period aggregate to approximately $5 million. MIS believes that the SEC staff has been investigating related practices at other transfer agents. MIS has been cooperating fully with the SEC staff in its investigation and intends to make a submission explaining why it believes that its conduct was lawful.

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

Mellon Financial Corporation    61

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2004 Financial Annual Report to Shareholders.

62    Mellon Financial Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: November 4, 2005	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of the Registrant)

Mellon Financial Corporation    63

CORPORATE INFORMATION

Business of Mellon	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through its five business sectors (Institutional Asset Management and Mutual Funds, Private Wealth Management, Asset Servicing, Payment Solutions & Investor Services and Treasury Services/Other Activity), Mellon serves two distinct major classes of customers—corporations and institutions and high net worth individuals. For corporations and institutions, Mellon provides investment management, trust and custody, foreign exchange, securities lending, performance analytics, fund administration, outsourcing solutions for investment managers, shareholder services, treasury management and banking services. For individuals, Mellon provides mutual funds and wealth management. Mellon’s asset management businesses, which include The Dreyfus Corporation, Founders Asset Management LLC, Standish Mellon Asset Management Company LLC and U.K.-based Newton Investment Management, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Corporate Communications/ Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from Mellon at the current market value. Nonshareholders may purchase their first shares of Mellon’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL. Our transfer agent and registrar is Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, visit www.melloninvestor.com or call 1 800 205-7699.

Form 10-K and Shareholder Publications	For a free copy of Mellon’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of Mellon, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

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

64    Mellon Financial Corporation

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

Mellon Financial Corporation    65