Form 10-K
period 2005-12-31
MELLON FINANCIAL CORP
filed 2006-03-03
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ✓ ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.  [ ✓ ] Yes  [    ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.  [    ] Yes  [ ✓ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ✓ ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act.

Large accelerated filer  [ ✓ ]            Accelerated filer  [    ]            Non-accelerated filer  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes  [ ✓ ] No

As of June 30, 2005, 410,321,329 shares, of the total outstanding shares of 418,163,977, of the registrant’s outstanding voting common stock, $0.50 par value per share, having a market value of $11,772,118,929, were held by nonaffiliates.

As of January 31, 2006, 414,362,399 shares of the registrant’s voting common stock, $0.50 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

Mellon Financial Corporation 2006 Proxy Statement-Part III

Mellon Financial Corporation 2005 Financial Annual Report to Shareholders-Parts I, II, III and IV

Available Information	Cautionary Statement

The Form 10-K filed with the Securities and Exchange Commission (“SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 28, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Corporation’s 2005 Financial Annual Report to Shareholders. For a free copy of Mellon’s 2005 Summary Annual Report to Shareholders, the 2005 Financial Annual Report to Shareholders or the Proxy Statement for its 2006 Annual Meeting, as filed with the SEC, send a written request to the Secretary of the Corporation, Room 4826 One Mellon Center, Pittsburgh, PA 15258-0001. Mellon’s 2005 Summary and Financial Annual Reports to Shareholders are, and the Proxy Statement for its 2006 Annual Meeting upon filing with the SEC will be, available on our Internet site at www.mellon.com. Mellon also makes available, free of charge, on its Internet site, the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the SEC. The contents of Mellon’s Internet site are not part of this Annual Report on Form 10-K. The following materials are available, free of charge, on our Internet site at www.mellon.com under “Investor Relations/Corporate Governance” and are also available free of charge in print by written request from the Secretary of the Corporation at Room 4826 One Mellon Center, Pittsburgh PA 15258-0001:

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

See pages 58 through 60 of the Corporation’s 2005 Financial Annual Report to Shareholders for the Cautionary Statement. Those pages are incorporated herein by reference. This Form 10-K contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: adequacy of owned and leased facilities; and litigation results. These statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to the following:

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

MELLON FINANCIAL CORPORATION

Form 10-K Index

2    Mellon Financial Corporation

PART I

ITEM 1. BUSINESS

Description of Business

Mellon Financial Corporation (Mellon) is a global financial services company headquartered in Pittsburgh, Pennsylvania, with approximately $4.7 trillion in assets under management, custody and administration, including $781 billion under management. For a further discussion of Mellon’s products, see “Nature of operations” in Note 1 of Notes to Financial Statements in our 2005 Financial Annual Report to Shareholders, which paragraphs are incorporated herein by reference. See “Available Information” on page 1 of this Report for access to financial and other information regarding Mellon.

We were originally formed as a holding company for Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania. With its predecessors, Mellon Bank has been in business since 1869. Our banking subsidiaries include Mellon Trust of New England, National Association, headquartered in Boston, Massachusetts; Mellon United National Bank, headquartered in Miami, Florida; and Mellon 1st Business Bank, National Association, headquartered in Los Angeles, California, in addition to Mellon Bank. They engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

Mellon’s businesses are divided into three overall reportable groups -- Asset Management; Payments and Securities Services and Treasury Services/Other Activity. The Asset Management Group is comprised of the Mellon Asset Management and the Private Wealth Management sectors. The Payments and Securities Services Group is comprised of the Asset Servicing and Payment Solutions & Investor Services (PS&IS) sectors. The third group, and fifth sector, is Treasury Services/Other Activity.

Further information regarding Mellon’s business sectors is presented in the Business Sectors section found on pages 20 through 31 of Mellon’s 2005 Financial Annual Report to Shareholders, which pages are incorporated herein by reference. Information on international operations is presented in Mellon’s 2005 Financial Annual Report to Shareholders in “Average balances and interest yields/rates” on pages 16 and 17, “Foreign outstandings” on page 39, in “Geographic sources of income” and “Currency rate fluctuations” on page 60 and in Note 32 of Notes to Financial Statements, which are incorporated herein by reference.

Principal Entities

Exhibit 21.1 to this Annual Report on Form 10-K presents a list of Mellon’s primary subsidiaries as of Dec. 31, 2005.

Discontinued operations

As discussed in Note 4 of Notes to Financial Statements in Mellon’s 2005 Financial Annual Report to Shareholders, Mellon is reporting results using the discontinued operations method of accounting. This Note is incorporated herein by reference. All information in this Annual Report on Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

Mellon Financial Corporation    3

PART I (continued)

Supervision and Regulation

Mellon and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of Mellon’s bank subsidiaries rather than holders of Mellon’s securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, our subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of Mellon’s securities. In addition, Mellon and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Described below are the material elements of selected laws and regulations applicable to Mellon and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Mellon and its subsidiaries.

Regulated Entities of the Corporation

Mellon is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Mellon’s national bank subsidiaries are subject to primary supervision, regulation and examination by the OCC. Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the New York State Department of Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon Trust of Washington is a Washington trust company and is supervised by the Division of Banks of the Washington State Department of Financial Institutions.

4    Mellon Financial Corporation

Mellon’s non-bank subsidiaries engaged in securities related activities are regulated by the SEC. We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

Certain of our subsidiaries are registered investment advisors under the Investment Advisors Act of 1940 and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Our subsidiaries advise both public investment companies which are registered with the SEC under the Investment Company Act of 1940, including the Dreyfus/Founders family of mutual funds, and private investment companies which are not so registered. The shares of most investment companies advised by our subsidiaries are qualified for sale in all states in the United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of Mellon’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the UK pursuant to the UK Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain UK investment funds, including Mellon Investment Funds, an open-ended investment company with variable capital advised by UK regulated subsidiaries of the Corporation, are registered with the FSA and are offered for retail sale in the UK.

Certain of Mellon’s public finance activities are regulated by the Municipal Securities Rulemaking Board. Mellon Bank and certain of the Corporation’s other subsidiaries are registered with the Commodity Futures Trading Commission (the “CFTC”) as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The types of activities in which the foreign branches of our banking subsidiaries and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate.

Dividend Restrictions

Mellon is a legal entity separate and distinct from its bank and other subsidiaries. Our principal sources of funds to make capital contributions or loans to Mellon Funding Corporation, to pay service on our own debt, to honor our guarantee of debt issued by Mellon Funding Corporation or of trust-preferred securities issued by a trust or to pay dividends on our own equity securities, are dividends and interest from our subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory approval. For a further discussion of restrictions on dividends, see the first three paragraphs of Note 24 of Notes to Financial Statements in Mellon’s 2005 Financial Annual Report to Shareholders, which paragraphs are incorporated herein by reference.

If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from

Mellon Financial Corporation    5

PART I (continued)

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

The ability of Mellon’s bank subsidiaries to pay dividends to Mellon may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, Mellon’s right to participate in the assets or earnings of a subsidiary are subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of Mellon and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries and on the ability of such bank subsidiaries to pay dividends to Mellon. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of Mellon or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to Mellon and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to us and our non-bank subsidiaries, including Mellon Securities Trust Company, a member of the Federal Reserve System.

Deposit Insurance

Substantially all of the deposits of our bank subsidiaries are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Such premiums now range from 0 cents for each $100 of domestically-held deposits for well-capitalized and well-managed banks to 27 cents for each $100 of domestically-held deposits for the weakest institutions. Our bank subsidiaries currently are not required to pay insurance premiums to the FDIC. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on BIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO current annual assessment on these deposits is approximately 1.32 cents for each $100 of domestically-held deposits. The FDIC is authorized to raise insurance premiums in certain circumstances.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

6    Mellon Financial Corporation

Liability of Commonly Controlled Institutions and Related Matters

The FDI Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation. Also, under the BHC Act and Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to each of our bank subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

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

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of noncumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements.” Commencing Dec. 31, 2003 we deconsolidated the statutory business trusts which have issued trust-preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on our consolidated balance sheet. The Federal Reserve Board has confirmed the continued qualification of trust-preferred securities as Tier I capital notwithstanding the change in accounting treatment. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines include capital charges for equity investments in nonfinancial companies. The guidelines require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of Tier I capital. With certain exceptions, including investments grandfathered under the guidelines, the guidelines require that Mellon and its bank subsidiaries deduct from Tier I capital the appropriate percentage set out below:

Mellon Financial Corporation    7

PART I (continued)

Aggregate Carrying Value of Covered Nonfinancial Equity Investments as a percentage of Tier I Capital	Required Deduction From Tier I Capital as a Percentage of the Carrying Value of the Investments	many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.
<15%	8%
≥15% but <25%	12%
≥25%	25%

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

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2005, Mellon’s Total capital and Tier I capital to risk-adjusted assets ratios were 16.87% and 10.90%, respectively.

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances (which for

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In June 2004 the agencies published a joint release describing proposed BIS II-related revisions based on the A-IRB approach of BIS II that would apply only to internationally active U.S. banking organizations but that other U.S. banking organizations could elect to apply. During 2005, the agencies indicated that the publication of a formal notice of proposed rulemaking setting forth the details of the A-IRB provisions for internationally active U.S. banking organizations would be delayed until 2006. In October 2005, the agencies published proposed BIS II-related revisions to their existing risk-based capital guidelines that would apply to U.S. banking organizations that are not internationally active banking organizations. These are often referred to as the “BIS 1A” proposals. The BIS 1A proposals are based on the standardized approach in BIS II. The comment period for these proposals expired on Jan. 18, 2006. The agencies have indicated that the A-IRB provisions for internationally active U.S. banking organizations and the BIS 1A provisions for others will be implemented on similar time frames.

Mellon is not an internationally active banking organization and has not made the determination as to whether, once the amendments to the agencies’ guidelines become effective, it will opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations instead of the BIS 1A provisions applicable to other banking organizations. Mellon is analyzing the potential impact of all proposed revisions on its risk-based capital.

8    Mellon Financial Corporation

The Federal Reserve Board also requires bank holding companies to comply with minimum Leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum Leverage ratio applicable to us. At Dec. 31, 2005, our Leverage ratio was 8.33%.

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

Rules adopted by the federal banking agencies provide that an institution is deemed to be: “well capitalized” if the banking institution has a Total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; “adequately capitalized” if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a Leverage ratio of 4.0% or greater (or a Leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution; “undercapitalized” if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Leverage ratio that is less than 4.0% (or a Leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; “significantly undercapitalized” if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a Leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2005, all of our bank subsidiaries were well capitalized based on the ratios and guidelines noted previously. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly

Mellon Financial Corporation    9

PART I (continued)

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as Mellon’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by our subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Privacy

The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including Mellon, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates and was amended in December 2003 to further restrict affiliate sharing of information for marketing purposes.

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should Mellon or its bank subsidiaries fail to adequately serve the community, potential penalties are regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

10    Mellon Financial Corporation

Competition

Mellon and its subsidiaries continue to be subject to intense competition in all aspects and areas of our businesses. Our Asset Management Group experiences competition from asset management firms; mutual funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms and insurance companies. Our Payments and Securities Services Group competes with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder services firms.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over Mellon in certain respects.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor and for this reason have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this.

Employees

At Dec. 31, 2005, Mellon and its subsidiaries had approximately 16,700 employees.

Statistical Disclosure by Bank Holding Companies

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 (together “Guide 3”), require that the following statistical disclosures be made in Annual Reports on Form 10-K filed by bank holding companies.

Mellon Financial Corporation    11

PART I (continued)

I.  Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis below. Required information is also presented in Mellon’s 2005 Financial Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 16 and 17, and in Net Interest Revenue on page 15, which are incorporated herein by reference.

Rate/Volume Variance Analysis	Year ended Dec. 31,
	2005 over (under) 2004			2004 over (under) 2003
	Due to change in		Net change	Due to change in		Net change
(in millions)	Rate	Volume		Rate	Volume
Increase (decrease) in interest revenue from interest-earning assets:

Interest-bearing deposits with banks (primarily foreign)	$3	$5	$8	$8	$5	$13
Federal funds sold and securities under resale agreements	10	(3)	7	2	1	3
Other money market investments	3	(1)	2	-	-	-
Trading account securities	-	-	-	2	(9)	(7)
Securities:
U.S. Treasury and agency securities (a)	45	14	59	(78)	-	(78)
Obligations of states and political subdivisions	(2)	13	11	2	5	7
Other	(27)	138	111	(40)	49	9
Loans (includes loan fees)	117	(5)	112	(14)	(17)	(31)
Total	149	161	310	(118)	34	(84)

Increase (decrease) in interest expense on interest-bearing liabilities:

Deposits in domestic offices:
Demand, money market and other savings accounts	125	8	133	(12)	12	-
Savings certificates	1	4	5	-	(1)	(1)
Other time deposits	5	3	8	-	-	-
Deposits in foreign offices	46	24	70	17	12	29
Federal funds purchased and securities under repurchase agreements	30	5	35	2	(5)	(3)
U.S. Treasury tax and demand notes and federal funds purchased	7	-	7	-	(1)	(1)
Other short-term borrowings	(7)	(7)	(14)	15	(24)	(9)
Notes and debentures (with original maturities over one year)	45	(8)	37	15	(1)	14
Junior subordinated debentures/trust-preferred securities	9	-	9	(4)	1	(3)
Total	261	29	290	33	(7)	26
Increase (decrease) in net interest revenue	$(112)	$132	$20	$(151)	$41	$(110)
(a)	Includes mortgaged-backed securities of federal agencies.

Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

12    Mellon Financial Corporation

Percent of international related average assets and liabilities to total consolidated average amounts
	2005	2004	2003	2002	2001
Average total assets	13%	13%	11%	11%	10%
Average total liabilities	20%	19%	16%	13%	10%

II.     Securities Portfolio

A.     Carrying values of securities

Information required by this section of Guide 3 is presented in Mellon’s 2005 Financial Annual Report to Shareholders in Note 6 of Notes to Financial Statements, which note is incorporated herein by reference.

B.     Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in Mellon’s 2005 Financial Annual Report to Shareholders in Note 6 of Notes to Financial Statements, which note is incorporated herein by reference.

III.    Loan Portfolio

A.     Types of Loans

Information required by this section of Guide 3 is presented below and on the following page. Further information is included in the Corporate Risk Management section of Mellon’s 2005 Financial Annual Report to Shareholders on pages 36 through 42, which portions are incorporated herein by reference.

Domestic and international loans and leases at year-end (in millions)	2005	2004	2003	2002	2001
Domestic loans and leases	$6,221	$6,555	$7,107	$7,880	$7,915
International loans and leases:
Commercial and industrial	213	67	199	358	409
Financial institutions	27	17	28	34	57
Governments and official institutions	7	6	8	18	16
Other	105	109	125	148	143
Total international loans and leases	352	199	360	558	625
Total loans and leases	$6,573	$6,754	$7,467	$8,438	$8,540

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2005 (in millions)	Within 1 year (a)	1-5 years		Over 5 years		Total
Domestic loans (b):
Commercial and financial	$1,852	$345		$72		$2,269
Commercial real estate	584	562		214		1,360
Total domestic loans	2,436	907	(c)	286	(c)	3,629
International loans	241	70	(d)	41	(d)	352
Total loans	$2,677	$977		$327		$3,981
(a)	Includes demand loans and loans with no stated maturity.
(b)	Excludes personal loans and lease finance assets.
(c)	Variable rate loans due after one year totaled $830 million and fixed-rate loans totaled $363 million.
(d)	Variable rate loans due after one year totaled $31 million and fixed-rate loans totaled $80 million.

Note:  Maturity distributions are based on remaining contractual maturities.

Mellon Financial Corporation    13

PART I (continued)

C.     Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk Management section of Mellon’s 2005 Financial Annual Report to Shareholders on pages 36 through 42, which portions are incorporated herein by reference.

IV.   Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Provision and Reserve for Credit Exposure section of Mellon’s 2005 Financial Annual Report to Shareholders on pages 40 through 42, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of Mellon’s reserve for loan losses is presented below as required by Guide 3.

Loan loss reserve	Dec. 31,
(in millions)	2005	2004	2003	2002	2001
Base reserves:
Commercial and financial	$35	$36	$48	$81	$59
Commercial real estate	-	9	13	8	9
Personal	3	5	6	6	5
Lease finance assets	19	15	12	5	9
Total domestic base reserve	57	65	79	100	82
International	4	2	9	4	2
Total base reserve	61	67	88	104	84
Impairment/judgmental	2	6	2	2	3
Unallocated	-	25	13	21	9
Total loan loss reserve	$63	$98	$103	$127	$96

Reserve for loan losses relating to international operations
(in millions)	2005	2004	2003	2002	2001
Reserve at the beginning of year	$2	$9	$4	$2	$4
Credit losses	-	(1)	(2)	-	(15)
Recoveries	-	1	-	-	1
Transfer due to sale	-	-	-	-	(7)
Provision for loan losses	2	(7)	7	2	19
Reserve at the end of year	$4	$2	$9	$4	$2

Further information on Mellon’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure for the years 2001-2005 are set forth in Mellon’s 2005 Financial Annual Report to Shareholders in the Credit Risk section on pages 36 and 37, the Provision and Reserve for Credit Exposure section on pages 40 through 42, in Critical Accounting Policies on pages 56 and 57, in Note 1 of Notes to Financial Statements under Reserve for Loan Losses and Reserve for Unfunded Commitments and in Note 8 of Notes to Financial Statements which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

Ratio of loans to consolidated total loans
	Dec. 31,
	2005	2004	2003	2002	2001
Domestic loans and leases:
Commercial and financial	34%	32%	37%	45%	42%
Commercial real estate	21	28	29	26	30
Personal	34	30	23	15	13
Lease finance assets	6	7	6	7	8
Total domestic loans and leases	95	97	95	93	93
International loans and leases	5	3	5	7	7
Total loans and leases	100%	100%	100%	100%	100%

14    Mellon Financial Corporation

Large corporate commercial and financial exposure - by industry sector

Large corporate commercial and financial exposure at Dec. 31, 2005
(dollar amounts in millions)
	Unfunded commitments to extend credit						Commercial and financial loans
Industry sector (a)	Number of customers (b)	Commitments		Investment grade (c)	Contractual Maturities		Loans And leases		Investment grade (c)
					<1 year	>1 year
Large corporate commercial and financial:
Insurance	32	$1,189		100%	$212	$977	$51		95%
Electric and gas utilities	43	1,160		100	96	1,064	66		99
Financial institutions	20	872		100	696	176	172		100
Captive finance companies	7	766		80	578	188	—		—
Services	26	751		97	380	371	93		90
Energy	19	615		96	147	468	—		—
Investment management companies	16	408		100	389	19	59		100
Transportation and warehousing	5	272		99	78	194	60		0
Healthcare and social assistance	9	176		100	115	61	104		98
Other	116	4,603		93	765	3,838	259		66
Total commercial and financial -large corporate	293	$10,812		95%	$3,456	$7,356	$864	(d)	81%
Memo:
Credit default swaps		$ 413	(e)				$ 91	(e)
(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments and/or $50 million or more in outstanding loans.
(b)	Number of customers represents those customers with available commitments.
(c)	Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans and commitments as a percentage of the related dollar amount of loans and commitments for each industry sector.
(d)	Includes domestic and international commercial and financial loans and lease finance assets to large corporate clients. Other domestic and international commercial and financial loans and lease finance assets totaled $2.127 billion at Dec. 31, 2005.
(e)	Credit exposure has been hedged by purchasing $598 million of credit default swaps in the following industry sectors: insurance, $205 million; electric and gas utilities, $65 million; and all other, $328 million. The $598 million of credit default swaps includes $94 million of swaps related to letters of credit, which are not shown in the table above. Amounts shown in the industry sector details have not been reduced by the amounts of credit default swaps.

Mellon Financial Corporation    15

PART I (continued)

V. Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2005
(in millions)	Within 3 months	4-6 months	7-12 months	Over 1 year	Total
Time certificates of deposit in denominations of $100,000 or greater	$408	$70	$95	$101	$674
Time certificates of deposit in denominations of less than $100,000	30	20	27	26	103
Total time certificates of deposit	438	90	122	127	777
Other time deposits in denominations of $100,000 or greater	1,444	-	4	-	1,448
Total domestic time deposits	$1,882	$90	$126	$127	$2,225

The majority of deposits in foreign offices of approximately $5.1 billion at Dec. 31, 2005 were in amounts in excess of $100,000, and were primarily overnight foreign demand deposits. Additional information required by this section of Guide 3 is set forth in Mellon’s 2005 Financial Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, which pages are incorporated herein by reference.

VI.   Return on Equity and Assets

Return on equity and assets	Year ended Dec. 31,
	2005	2004	2003
(1) Return on assets (a):
Net income	2.10%	2.34%	2.07%
Income from continuing operations (b)	2.46	2.41	2.23

(2) Return on common shareholders’ equity (a):
Net income	18.97	20.78	19.90
Income from continuing operations	22.13	21.06	20.84

(3) Dividend payout ratio of common stock, based on diluted net income per share	41.71	37.23	34.97

(4) Equity to assets, based on common shareholders’ equity (a)	11.05	11.27	10.40
(a)	Computed on a daily average basis. Returns for 2003 are before the cumulative effect of a change in accounting principle.
(b)	Calculated excluding both the results and assets of the discontinued businesses even though the balance sheet was not restated for discontinued operations.

16    Mellon Financial Corporation

VII.	Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

Federal funds purchased and securities sold under agreements to repurchase
(dollar amounts in millions)	2005	2004
Maximum month-end balance	$2,529	$1,583
Average daily balance	$1,629	$1,266
Average rate during the year	2.95%	1.03%
Balance at Dec. 31	$789	$704
Average rate at Dec. 31	4.09%	1.97%

ITEM 1A. RISK FACTORS

Mellon believes the presentation of risk factors is not necessary upon consideration of all relevant factors relating to its business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Mellon believes that its owned and leased facilities are suitable and adequate for its business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to lease or sublease this excess space. The following is a description of our principal properties:

Pittsburgh properties

In 1983, Mellon entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. In 2004, we executed a new lease that expires in November 2028. At Dec. 31, 2005, we subleased approximately 17% of this building’s approximately 1,525,000 square feet of rentable space to third parties.

In 1984, Mellon entered into a sale/leaseback arrangement pursuant to which we lease the eleven-story office building in Pittsburgh, Pennsylvania known as the Union Trust Building, or Two Mellon Center, while retaining title to the land thereunder. The term of this lease is scheduled to expire in May 2006. Mellon has decided not to renew this lease. At Dec. 31, 2005, we subleased approximately 14% of this building’s approximately 595,000 square feet of rentable space to third parties.

Mellon owns the 41-story office building in Pittsburgh, Pennsylvania known as Three Mellon Center or 525 William Penn Place. At Dec. 31, 2005, we leased approximately 29% of this building’s approximately 943,000 square feet of rentable space to third parties.

Mellon owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. At Dec. 31, 2005, we did not lease any of this building’s approximately 667,000 square feet of rentable space to third parties.

The Pittsburgh properties are utilized by all of our business sectors.

Philadelphia properties

Mellon leases a seven-story office building in Philadelphia, Pennsylvania known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2005, we subleased approximately 63% of this building’s approximately 807,000 square feet of rentable space to third parties.

Mellon leases approximately 231,000 square feet of rentable space in a 53-story office building known as Mellon Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September 2015. At Dec. 31, 2005, we subleased approximately 25% of this space to third parties.

The Philadelphia properties are utilized by all of our business sectors other than the Mellon Asset Management sector.

Boston properties

Mellon leases approximately 362,000 square feet of rentable space in a 41-story office building known as Mellon Financial Center in Boston, Massachusetts. The current term of this lease is scheduled to expire in December 2013. At Dec. 31, 2005, we subleased approximately 3% of this space to third parties.

Mellon leases a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April 2019. At Dec. 31, 2005, we did not sublease any of this building’s approximately 376,000 square feet of rentable space to third parties.

The Boston properties are utilized by all of our business sectors.

New York properties

Mellon leases approximately 372,000 square feet of rentable space in a 58-story office building located at 200 Park Avenue in New York City. The current term of this lease is scheduled to expire in March 2019. At Dec. 31, 2005, we subleased approximately 5% of this space to a third party.

Mellon leases approximately 95,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The current term of this lease is scheduled to

Mellon Financial Corporation    17

PART I (continued)

expire in March 2014. At Dec. 31, 2005, we did not sublease any of this space to third parties.

The New York properties are utilized by all of our business sectors.

New Jersey property

Mellon leases approximately 260,000 square feet of rentable space in a 32-story office building located at Newport Office Center VII, 480 Washington Boulevard, Jersey City, New Jersey. The current term of this lease is scheduled to expire in November 2018. At Dec. 31, 2005, we did not sublease any of this space to third parties.

This property is utilized by our Payment Solutions & Investor Services business sector.

London headquarters property

Mellon leases approximately 234,000 square feet of rentable space in a 6-story office building known as Mellon Financial Centre in London, England. The term of this lease is scheduled to expire in September 2023. At Dec. 31, 2005, we subleased approximately 8% of this space to a third party. This property is utilized by all of the business sectors other than Private Wealth Management.

Other properties

Mellon also owns and leases additional space for its operations at locations both within and outside the United States. See “Description of Business” on page 3 for information as to where certain of our operations are conducted.

For additional information on Mellon’s premises and equipment, see Note 9 of Notes to Financial Statements in Mellon’s 2005 Financial Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions and proceedings are pending or are threatened against Mellon and our subsidiaries and certain former subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our businesses and operations and include suits relating to our servicing, investment, mutual fund, advisory, trust, custody, shareholder services, cash management, lending, collections and other activities and operations. Certain actions and proceedings relate to businesses that have been divested. From time to time, Mellon may be involved in regulatory enforcement matters in which claims for disgorgement, the imposition of penalties and/or other remedial sanctions are possible.

As previously reported in Mellon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on March 22, 2005, the United States Attorney for the Western District of Pennsylvania announced that six former employees of a subsidiary of Mellon had been indicted by a federal grand jury in Pittsburgh, Pennsylvania on a series of charges relating to the destruction in April 2001 of approximately 80,000 United States tax returns and payments. In related public comments, the United States Attorney indicated that the investigation is continuing. Mellon is cooperating fully in this investigation. On Jan. 20, 2006, one of these six indicted former employees entered a guilty plea in this matter.

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

The staff has informed MIS that its recommendation relates to MIS’ disclosure practices to its transfer agency (issuer) clients during the period 2001 through late 2004 concerning the receipt of fees from a search firm that performs in-depth searches

18    Mellon Financial Corporation

for “lost” shareholders. Fees received by MIS from this firm during this period aggregate to approximately $5 million. MIS believes that the SEC staff has been investigating related practices at other transfer agents. MIS has been cooperating fully with the SEC staff in its investigation and has made a submission explaining why it believes that its conduct was lawful.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT Information with respect to executive officers of Mellon is set forth on pages 23 and 24 of this Report and is incorporated in Part I by reference.

Mellon Financial Corporation    19

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in Mellon’s 2005 Financial Annual Report to Shareholders in Capital on pages 32 and 33, Liquidity and Dividends on pages 43 and 44, in Fourth Quarter 2005 Review on page 52, in Selected Quarterly Data on pages 53 and 54, in Note 24 of Notes to Financial Statements on page 99 and in Corporate Information on the inside back cover of the Report, which portions are incorporated herein by reference.

In October 1996, the Board of Directors declared a dividend, paid Oct. 31, 1996, of one right (a “Right”) issued pursuant to the Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996 (the “Rights Agreement”), for each outstanding share of Mellon’s Common Stock (the “Common Stock”). On Oct. 19, 1999, Mellon amended and restated the Rights Agreement.

The Rights are not currently exercisable and trade only with the Common Stock (and are currently evidenced only in connection with the Common Stock). The Rights would separate from the Common Stock and become exercisable only when a person or group acquires 15% or more of the Common Stock or ten days after a person or group commences a tender offer that would result in ownership of 15% or more of the Common Stock. At that time, each Right would entitle the holder to purchase for $135 (the “exercise price”) one one-hundredth of a share of participating preferred stock, which is designed to have economic and voting rights generally equivalent to one share of common stock. Should a person or group actually acquire 15% or more of the Common Stock, each Right held by the acquiring person or group (or their transferees) would become void and each Right held by our other shareholders would entitle those holders to purchase for the exercise price a number of shares of the Common Stock having a market value of twice the exercise price. Should Mellon, at any time after a person or group has become a 15% beneficial owner and acquired control of Mellon’s Board of Directors, be involved in a merger or similar transaction with any person or group or sell assets to any person or group, each outstanding Right would then entitle its holder to purchase for the exercise price a number of shares of such other company having a market value of twice the exercise price. In addition, if any person or group acquires 15% or more of the Common Stock, Mellon may, at its option and to the fullest extent permitted by law, exchange one share of Common Stock for each outstanding Right. The Rights are not exercisable until the above events occur and will expire on Oct. 31, 2006, unless earlier exchanged or redeemed by Mellon. We may redeem the Rights for one cent per Right under certain circumstances.

The foregoing description is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Shareholder Protection Rights Agreement, which is an exhibit to this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Mellon’s 2005 Financial Annual Report to Shareholders in the Financial Summary table on page 2, in the Summary of Financial Results on pages 5 through 7, in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 16 and 17, in Note 1 of Notes to Financial Statements on pages 70 through 77, in Note 2 of Notes to Financial Statements on page 77 and in Note 4 of Notes to Financial Statements on pages 78 and 79, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Mellon’s 2005 Financial Annual Report to Shareholders in the Financial Review on pages 3 through 64 and in Note 24 of Notes to Financial Statements on page 99, which portions are incorporated herein by reference.

20    Mellon Financial Corporation

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Mellon’s 2005 Financial Annual Report to Shareholders in Interest Rate Sensitivity Analysis on pages 45 through 47, in Trading Activities on pages 47 and 48, in Note 1 of Notes to Financial Statements under “Derivative instruments used for risk management purposes” and “Derivative instruments used for trading activities” on pages 74 through 76 and in Note 26 and Note 27 of Notes to Financial Statements on pages 100 through 105, which portions are incorporated herein by reference.

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

See pages 63 and 64 of the Corporation’s 2005 Financial Annual Report to Shareholders for the Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Mellon Financial Corporation    21

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in Mellon’s proxy statement for its 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) in the Election of Directors-Biographical Summaries of Nominees and Directors section, in the Corporate Governance Matters section, in the Executive Compensation - Employment Agreements with Named Executive Officers section and in the Section 16(a) Beneficial Ownership Reporting Compliance section, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

We have adopted a Code of Ethics for Senior Financial Officers which is applicable to the Chief Executive Officer, Senior Vice Chairman, Chief Financial Officer and Controller. It is available on our website or from the Secretary of the Corporation as described in “Available Information” on page 1 of this Report, which is incorporated in this Item 10 by reference.

22    Mellon Financial Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of Mellon as of February 15, 2006, together with the offices held by each such person during the last five years, are listed below and on the following page. Messrs. Kelly, Elliott, Canter and O’Hanley have executed a letter agreement or an employment contract with Mellon. All other executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other listed executive officer.

	Age	Position	Year Elected

Robert P. Kelly	51	Chairman, President and Chief Executive Officer, Mellon Financial Corporation and Chairman, President and Chief Executive Officer, Mellon Bank, N.A.	2006 (1)

Steven G. Elliott	59	Senior Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (2)

Stephen E. Canter	60	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (3)

John T. Chesko	56	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2004 (4)

John L. Klinck, Jr.	42	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2004 (5)

David F. Lamere	45	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (6)

Ronald P. O’Hanley	49	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001 (7)

James P. Palermo	50	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2002 (8)

Michael A. Bryson	59	Chief Financial Officer, Mellon Financial Corporation and Executive Vice President and Chief Financial Officer, Mellon Bank, N.A.	2001 (9)

Timothy P. Robison	53

Chief Risk and Compliance Officer and Corporate

Ethics Officer, Mellon Financial Corporation and

Executive Vice President and Chief Risk and

Compliance Officer and Manager, Risk

Management & Compliance Department, Mellon Bank, N.A.

			2004 (10)

Mellon Financial Corporation    23

PART III (continued)

	Age	Position	Year Elected
Michael K. Hughey	54	Senior Vice President and Controller, Mellon Financial Corporation and Mellon Bank, N.A.	2004 (11)

Leo Y. Au	56	Treasurer, Mellon Financial Corporation and Senior Vice President, and Manager, Corporate Treasury Group, Mellon Bank, N.A.	2002 (12)

(1)	In February 2006, Mr. Kelly was appointed Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. From 2001 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation. From 2000 to 2001, Mr. Kelly was Chief Financial Officer of First Union Corporation.

(2)	From 1999 through 2001, Mr. Elliott served as Senior Vice Chairman and Chief Financial Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(3)	From 1999 to 2001, Mr. Canter was President and Chief Operating Officer of The Dreyfus Corporation. In 2001, Mr. Canter became Chairman and Chief Executive Officer of The Dreyfus Corporation.

(4)	From 1997 through 2002, Mr. Chesko was Vice Chairman and Chief Risk Officer of Mellon Financial Corporation and Mellon Bank, N.A. From 2002 to 2004, Mr. Chesko was Vice Chairman and Chief Compliance Officer of Mellon Financial Corporation and Mellon Bank, N.A.

(5)	From 1999 to 2001, Mr. Klinck was Senior Vice President of Mellon Bank, N.A. and Manager of Corporate Strategy and Development. From 2001 to 2004, Mr. Klinck was Executive Vice President of Mellon Bank, N.A. and Chairman of Mellon Europe.

(6)	From 1998 to 2001, Mr. Lamere was an Executive Vice President of Mellon Bank, N.A.

(7)	From 1997 to 2001, Mr. O’Hanley was a Senior Vice President of Mellon Bank, N.A.

(8)	From 1998 to 2002, Mr. Palermo served as Executive Vice President and Manager, Global Securities Services, Mellon Bank, N.A.

(9)	From 1998 to 2002, Mr. Bryson served as Treasurer of Mellon Financial Corporation.

(10)	From 1991 to 2001, Mr. Robison was Senior Vice President of Financial Planning and Management Accounting of Mellon Bank, N.A. From 2001 to 2002, Mr. Robison was Corporate Chief Auditor of Mellon Financial Corporation and Senior Vice President and Corporate Chief Auditor of Mellon Bank, N.A. From 2002 to 2004, Mr. Robison was Chief Risk Officer of Mellon Financial Corporation. Mr. Robison has been an Executive Vice President of Mellon Bank, N.A. since 2002.

(11)	Mr. Hughey also served as Director of Taxes for Mellon Bank, N.A. from 1985 to 2004.

(12)	From 1995 to 2001, Mr. Au served as President and Chief Executive Officer of Mellon Financial Markets, LLC. In 2001, Mr. Au became Senior Vice President, and Manager, Corporate Treasury Group of Mellon Bank, N.A.

24    Mellon Financial Corporation

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in Mellon’s 2006 Proxy Statement in the Directors’ Compensation section and in the Executive Compensation section, and is incorporated herein by reference. The Performance Graph and the Compensation Committee Report are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in Mellon’s 2006 Proxy Statement in the Executive Compensation - Equity Compensation Plan Information section and in the Beneficial Ownership of Stock section and in Mellon’s 2005 Financial Annual Report to Shareholders in Note 23 of Notes to Financial Statements under the captions “Stock Option Plan for Outside Directors,” on pages 94 and 95 and “Broad-Based Employee Stock Options” on page 96 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in Mellon’s 2006 Proxy Statement in the Business Relationships and Related Transactions section, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in Mellon’s 2006 Proxy Statement in the Ratification of Independent Public Accountants section and is incorporated herein by reference.

Mellon Financial Corporation    25

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of Mellon’s 2005 Financial Annual Report to Shareholders.

(2)	Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 28 through 36 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

Fourth Quarter 2005 Review	52
Selected Quarterly Data	53 and 54

26    Mellon Financial Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mellon Financial Corporation

By:	/s/ Robert P. Kelly
Robert P. Kelly
Chairman, President and
Chief Executive Officer

DATED: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Robert P. Kelly	Director and Principal
	Robert P. Kelly	Executive Officer
Chairman, President and
Chief Executive Officer

By:	/s/ Michael A. Bryson	Principal Financial Officer
Michael A. Bryson
Chief Financial Officer

By:	/s/ Michael K. Hughey	Principal Accounting Officer
Michael K. Hughey
Senior Vice President and
Controller

Ruth E. Bruch; Paul L. Cejas;		Directors
Jared L. Cohon; Steven G. Elliott;
Ira J. Gumberg; Edmund F. Kelly;
Robert Mehrabian; Seward Prosser Mellon;
Mark A. Nordenberg; James F. Orr III;
David S. Shapira; William E. Strickland Jr.;
John P. Surma; and Wesley W. von Schack

By:	/s/ Carl Krasik	DATED: March 3, 2006
Carl Krasik
Attorney-in-fact

Mellon Financial Corporation    27

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Instruments defining the rights of securities holders.	See Exhibits 3.1 and 3.2 above.

4.2	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

4.3	Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and JPMorgan Chase Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.5(a)	Amended and Restated Trust Agreement, dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.5(b)	Amended and Restated Trust Agreement, dated as of Dec. 20, 1996, of Mellon Capital II, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

28    Mellon Financial Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

4.6(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.6(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.7(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.7(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

10.1	Purchase of Assets and Liability Assumption Agreement by and between Mellon Financial Corporation and Citizens Financial Group, Inc., as of July 16, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2001, and incorporated herein by reference.

10.2	Omnibus Side Letter dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.3	Amended and Restated Non-Compete Subsections dated Dec. 1, 2001, between Citizens Financial Group, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 1, 2001, and incorporated herein by reference.

10.4	Stock Purchase Agreement dated as of March 15, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated March 16, 2005, and incorporated herein by reference.

Mellon Financial Corporation    29

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.5	Amendment No. 1 to Purchase Agreement dated as of May 25, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to Amendment No. 1 are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated May 25, 2005, and incorporated herein by reference.

10.6	Amendment No. 2 to Purchase Agreement dated as of November 11, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated Nov. 11, 2005, and incorporated herein by reference.

10.7*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K (File No. l-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.

10.8*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), effective April 20, 2004.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2004, and incorporated herein by reference.

10.9*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.10*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.

10.11*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.	Previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-109103) dated Sept. 26, 2003, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

30    Mellon Financial Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.12*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.

10.13*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.14*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.15*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.16*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated Jan. 31, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 31, 2006, and incorporated herein by reference.

10.17*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2004.	Previously filed as Exhibit 10.15 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003, and incorporated herein by reference.

10.18*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2004.	Previously filed as Exhibit 10.16 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003, and incorporated herein by reference.

10.19*	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.17 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.20*	Employment Agreement between Mellon Financial Corporation and David F. Lamere, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.18 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.21*	Compensatory Arrangements for David F. Lamere.	Filed herewith.

*	Management contract or compensatory plan arrangement.

Mellon Financial Corporation    31

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.22*	Employment Agreement between Mellon Financial Corporation and Ronald P. O’Hanley, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.23*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Executive Management Group.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.24*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Previously filed as Exhibit 10.20 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.25**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.26*	Form of Mellon Financial Corporation, Long- Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2004, and incorporated herein by reference.

10.27*	Confidentiality and Non-Solicitation Agreement made as of October 15, 2004, between Mellon Financial Corporation and John L. Klinck, Jr.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Oct. 19, 2004, and incorporated herein by reference.

10.28*	Letter dated Nov. 22, 2004 from Lisa B. Peters, EVP, Director of Human Resources of the registrant, to James P. Palermo.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Nov. 22, 2004, and incorporated herein by reference.

10.29*	Letter dated Dec. 1, 2004, from Lisa B. Peters, EVP, Director of Human Resources of the registrant, to James P. Palermo.	Previously filed as Exhibit 10.26 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

10.30*	Form of Performance Accelerated Restricted Stock Agreement - Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.
**	Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. No executive officers or directors of the Corporation are permitted to participate in this plan.

32    Mellon Financial Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.31*	Form of Performance Accelerated Restricted Stock Agreement - Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.32*	Form of Performance Accelerated Restricted Stock Agreement - Asset Management Performance Goals.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.33*	Form of Performance Accelerated Restricted Stock Agreement - Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.34*	Form of Performance Accelerated Restricted Stock Agreement - Mellon Private Wealth Management Performance Goals.	Previously filed as Exhibit 99.5 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.35*	Form of Performance Accelerated Restricted Stock Agreement - Dreyfus Performance Goals.	Previously filed as Exhibit 99.6 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.36*	Form of Deferred Share Award Agreement (Performance Accelerated Restricted Stock) - Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.37*	Form of Type I Stock Option Agreement.	Previously filed as Exhibit 99.8 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.38*	Form of Option Agreement for Directors.	Previously filed as Exhibit 10.35 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

10.39*	Form of Performance Accelerated Restricted Stock Agreement - Chief Executive Officer.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated May 17, 2005, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

Mellon Financial Corporation    33

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.40*	Form of Performance Accelerated Restricted Stock Agreement - Senior Vice Chairman.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated May 17, 2005, and incorporated herein by reference.

10.41*	Form of Nonqualified Stock Option Agreement - Chief Executive Officer and Senior Vice Chairman.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated May 17, 2005, and incorporated herein by reference.

10.42*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 19, 2005, and incorporated herein by reference.

10.43*	Form of Nonqualified Stock Option Agreement.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 19, 2005, and incorporated herein by reference.

10.44*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Feb. 15, 2005, and incorporated herein by reference.

10.45*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Dec. 19, 2005, and incorporated herein by reference.

10.46*	Description of Terms of Performance Share Awards.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.47*	Form of Non-Qualified Stock Option Agreement.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.48*	Form of Type I Stock Option Agreement.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

34    Mellon Financial Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.49*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.50*	Information relating to former Chairman and Chief Executive Officer.	Previously filed as Item 5.02 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 31, 2006, and incorporated herein by reference.

10.51*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Proxy Statement (File No. 1-7410) dated March 13, 1987, and incorporated herein by reference.

11.1	Computation of Basic and Diluted Net Income Per Common Share.	Filed herewith as part of Exhibit 13.1 listed below.

12.1	Computation of Ratio of Earnings to Fixed Charges (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges (Mellon Financial Corporation and its subsidiaries).	Filed herewith.

13.1	All portions of the Mellon Financial Corporation 2005 Financial Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary Subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

*	Management contract or compensatory plan arrangement.

Mellon Financial Corporation    35

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Lease dated as of Dec. 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

99.2	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

99.3	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of Jan. 17, 2006.	Filed herewith.

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

36    Mellon Financial Corporation