Form 10-Q
period 2006-03-31
MELLON FINANCIAL CORP
filed 2006-05-05
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Large accelerated filer [✓] Accelerated filer [    ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2006

Common Stock, $.50 par value	413,555,094

MELLON FINANCIAL CORPORATION

FIRST QUARTER 2006 FORM 10-Q

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	2
Consolidated Balance Sheet (unaudited)	3
Consolidated Statement of Cash Flows (unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	5

Notes to Financial Statements	6

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4. Controls and Procedures.	48

Cautionary Statement	49

Part II - Other Information

Item 1. Legal Proceedings.	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	51

Item 6. Exhibits.	51

Signature	52

Corporate Information	53

Index to Exhibits	54

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENT (unaudited)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended
(dollar amounts in millions, except per share amounts)		March 31, 2006		Dec. 31, 2005		March 31, 2005
Noninterest	Investment management	$524		$524		$429
revenue	Distribution and service	98		90		71
	Institutional trust and custody	224		214		174
	Payment solutions & investor services	121		126		134
	Foreign exchange trading	58		46		54
	Financing-related/equity investment	54		49		251
	Other	61		58		39

	Total fee and other revenue	1,140		1,107		1,152
	Gains on sales of securities	—		—		—

	Total noninterest revenue	1,140		1,107		1,152

Net interest	Interest revenue	335		325		249
revenue	Interest expense	209		202		132

	Net interest revenue	126		123		117
	Provision for credit losses	1		5		(1)

	Net interest revenue after provision for credit losses	125		118		118

Operating	Staff	519		464		421
expense	Professional, legal and other purchased services	115		123		100
	Distribution and servicing	115		106		81
	Net occupancy	59		59		59
	Equipment	44		47		41
	Business development	26		28		21
	Communications	24		21		25
	Amortization of intangible assets	7		8		6
	Other	57		60		50

	Total operating expense	966		916		804

Income	Income from continuing operations before income taxes	299		309		466
	Provision for income taxes	97		101		161

	Income from continuing operations	202		208		305
	Discontinued operations:
	Loss from operations, net of tax benefit of $-, $- and $13	—		—		(51)
	Net gain on disposals, net of tax benefit of $5, $3 and $-	5		—		1

	Income (loss) from discontinued operations, net of tax benefit of $5, $3 and $13	5		—		(50)

	Net income	$207		$208		$255

Earnings per	Basic:
share (a)	Continuing operations	$.49		$.51		$.73
	Discontinued operations	.01		—		(.12)

	Net income	$.51	(b)	$.50	(b)	$.61

	Diluted:
	Continuing operations	$.49		$.50		$.72
	Discontinued operations	.01		—		(.12)

	Net income	$.50		$.50		$.60

Shares	Basic average shares outstanding	409,555		412,081		419,662
outstanding	Common stock equivalents	4,693		3,453		3,475

	Diluted average shares outstanding	414,248		415,534		423,137
(a)	Calculated based on unrounded numbers.
(b)	Amounts do not foot due to rounding.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET (unaudited)

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		March 31, 2006	Dec. 31, 2005	March 31, 2005
Assets	Cash and due from banks	$2,239	$2,373	$2,803
	Interest-bearing deposits with banks	1,717	1,339	2,889
	Federal funds sold and securities under resale agreements	223	1,626	1,019
	Other money market investments	86	120	113
	Trading account securities	415	269	322
	Securities available for sale	18,170	17,245	14,200
	Investment securities (approximate fair value of $163, $170 and $205)	160	167	200
	Loans, net of unearned discount of $28, $30 and $27	6,499	6,573	7,078
	Reserve for loan losses	(60)	(63)	(87)

	Net loans	6,439	6,510	6,991
	Premises and equipment	676	656	598
	Goodwill	2,180	2,166	2,160
	Other intangibles	145	148	153
	Assets of discontinued operations	—	—	518
	Other assets	5,471	6,059	5,466

	Total assets	$37,921	$38,678	$37,432

Liabilities	Noninterest-bearing deposits in domestic offices	$8,203	$10,511	$7,378
	Interest-bearing deposits in domestic offices	10,224	10,498	10,348
	Interest-bearing deposits in foreign offices	4,664	5,065	6,262

	Total deposits	23,091	26,074	23,988
	Federal funds purchased and securities under repurchase agreements	2,986	789	843
	Term federal funds purchased and U.S. Treasury tax and loan demand notes	106	32	83
	Commercial paper	—	—	5
	Other funds borrowed	48	24	242
	Reserve for unfunded commitments	82	78	77
	Other liabilities	2,806	2,774	2,573
	Notes and debentures (with original maturities over one year)	3,570	3,663	4,276
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,034	1,042	1,049
	Liabilities of discontinued operations	—	—	93

	Total liabilities	33,723	34,476	33,229

Shareholders’ equity	Common stock - $.50 par value Authorized - 800,000,000 shares Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,951	1,953	1,926
	Retained earnings	6,967	6,842	6,574
	Accumulated unrealized loss, net of tax	(135)	(84)	(18)
	Treasury stock of 175,106,826; 173,183,019 and 165,459,125 shares, at cost	(4,879)	(4,803)	(4,573)

	Total shareholders’ equity	4,198	4,202	4,203

	Total liabilities and shareholders’ equity	$37,921	$38,678	$37,432

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended March 31,
(in millions)		2006	2005 Revised (a)
Cash flows from	Net income	$207	$255
operating activities	Income (loss) from discontinued operations	5	(50)
	Income from continuing operations	202	305
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Depreciation and other amortization	38	36
	Deferred income tax benefit	(76)	(3)
	Provision for credit losses	1	(1)
	Gain on sale of investment in Shinsei Bank	—	(197)
	Pension expense	9	5
	Net increase in trading account securities	(146)	(60)
	Net change in accruals and other	(39)	(28)
	Net effect of discontinued operations	2	(16)
	Net cash provided by (used in) operating activities	(9)	41
Cash flows from	Net increase in term deposits and other money market investments	(344)	(179)
investing activities	Net decrease in federal funds sold and securities under resale agreements	1,403	831
	Purchases of securities available for sale	(2,513)	(2,267)
	Proceeds from sales of securities available for sale	385	501
	Proceeds from maturities of securities available for sale	1,133	914
	Proceeds from maturities of investment securities	7	11
	Redemption of corporate and bank owned life insurance	182	—
	Proceeds from the sale of investment in Shinsei Bank	—	244
	Net principal (advances) repayments of loans to customers	125	(306)
	Proceeds from loans held for sale and other loan sales	516	19
	Purchases of premises and equipment/capitalized software	(51)	(17)
	Net cash disbursed in acquisitions	(11)	(72)
	Net decrease from other investing activities	(18)	(29)
	Net effect of discontinued operations	—	(4)
	Net cash provided by (used in) investing activities	814	(354)
Cash flows from	Net increase (decrease) increase in deposits	(2,983)	416
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	2,197	139
	Net increase in other funds borrowed	98	120
	Net decrease in commercial paper	—	(1)
	Repayments of longer-term debt	(301)	(218)
	Net proceeds from issuance of longer-term debt	249	—
	Dividends paid on common stock	(83)	(76)
	Proceeds from the exercise of stock options	27	6
	Proceeds from issuance of common stock	4	5
	Tax benefit realized on share-based payment awards	8	1
	Repurchase of common stock	(157)	(55)
	Net effect of discontinued operations	—	29
	Net cash provided by (used in) financing activities	(941)	366
	Effect of foreign currency exchange rates	2	(25)
Change in cash and	Net (decrease) increase in cash and due from banks	(134)	28
due from banks	Cash and due from banks at beginning of period	2,373	2,775
	Cash and due from banks at end of period	$2,239	$2,803
Supplemental	Interest paid	$227	$147
disclosures	Income taxes paid	28	25
	Income taxes refunded	—	1
(a)	See Note 1 of Notes to Financial Statements.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2006 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2005	$294	$1,953	$6,842	$(84)	$(4,803)	$4,202
Comprehensive results:
Net income	—	—	207	—	—	207
Other comprehensive results, net of tax	—	—	—	(51)	—	(51)
Total comprehensive results	—	—	207	(51)	—	156
Dividends on common stock at $0.20 per share	—	—	(83)	—	—	(83)
Repurchase of common stock	—	—	—	—	(164)	(164)
Stock awards and options exercised	—	(2)	1	—	70	69
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	7	7
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Common stock issued in settlement of share repurchase agreements with broker-dealer counterparties	—	—	—	—	7	7
Balance at March 31, 2006	$294	$1,951	$6,967	$(135)	$(4,879)	$4,198

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2004	$294	$1,931	$6,397	$49	$(4,569)	$4,102
Comprehensive results:
Net income	—	—	255	—	—	255
Other comprehensive results, net of tax	—	—	—	(67)	—	(67)
Total comprehensive results	—	—	255	(67)	—	188
Dividends on common stock at $0.18 per share	—	—	(76)	—	—	(76)
Repurchase of common stock	—	—	—	—	(55)	(55)
Stock awards and options exercised	—	(5)	(2)	—	37	30
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	8	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	4	4
Balance at March 31, 2005	$294	$1,926	$6,574	$(18)	$(4,573)	$4,203

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of Mellon are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with Mellon’s 2005 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

For details of guarantees, see “Other guarantees and indemnities” in the table on page 40, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 40 and 41. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Pro forma cost of stock options

Effective Jan. 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after Jan. 1, 2003. On Jan. 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” using the modified prospective transition method of adoption. See Note 3 for additional disclosure.

The following table illustrates the pro forma effect on income and earnings per share as if the provisions of SFAS No. 123 (Revised 2004) had been applied to all awards in the first quarter of 2005. Awards under our plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that required by SFAS No. 123 (Revised 2004) because we are now expensing nonvested ShareSuccess options granted prior to 2003.

Pro forma income from continuing operations

	Quarter ended
(in millions, except per share amounts)	March 31, 2006		March 31, 2005
Income as reported	$202		$305
Add: Stock-based employee compensation expense, using the modified prospective method, included in reported net income, net of tax (a)	20	(b)	8
Deduct: Total stock-based employee compensation expense, using the retroactive method, determined under fair value based method for all awards, net of tax (a)	(20	)(b)	(12)
Pro forma income	$202		$301
Earnings per share:
Basic - as reported	$.49		$.73
Basic - pro forma	$.49		$.72
Diluted - as reported	$.49		$.72
Diluted - pro forma	$.49		$.71
(a)	Reported and pro forma results include compensation expense for restricted stock, net of tax, of $12 million for the first quarter of 2006 and $4 million for the first quarter of 2005.
(b)	Includes $9 million, net of tax, for amounts payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

6    Mellon Financial Corporation

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

Net periodic benefit cost (a)

	Quarter ended
	March 31, 2006		Dec. 31, 2005		March 31, 2005
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$13	$—	$12	$—	$15	$—
Interest cost	22	1	21	1	22	1
Expected return on plan assets	(41)	—	(40)	—	(41)	—
Amortization of transition asset	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—
Recognized net actuarial loss	14	—	11	—	12	—
Net periodic benefit cost	$9	$2	$5	$2	$9	$2
(a)	Pension benefits expense includes discontinued operations expense of $4 million for the first quarter of 2005.

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $11 million for the remainder of 2006. Cash contributions totaled $4 million in the first quarter of 2006.

Statement of cash flows

In the first quarter of 2006, cash flows from discontinued operations are separately identified within the operating, investing and financing categories. In prior periods, these amounts were reported on a combined basis as a single amount.

Note 2 — Contingent and deferred consideration related to acquisitions

On March 31, 2006, Mellon acquired the Planned Giving Services Group of U.S. Trust Corporation for a total cost of $8 million, paid in cash, resulting in the recording of goodwill and intangibles of $8 million. This acquisition added more than $700 million to planned giving client assets. Additional cash consideration for prior acquisitions of $3 million was paid in the first quarter of 2006.

We record contingent purchase payments when amounts are determinable. Amounts generally become determinable and payable when an acquisition reaches a certain level of performance. At March 31, 2006, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies, could range from approximately $45 million to $85 million, for all acquisitions, over the next four years. None of the potential contingent additional consideration was recorded as goodwill at March 31, 2006. In addition, in September 2006 we are obligated to pay the last of four annual installments of $12.5 million for the Standish Mellon acquisition. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

Mellon owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have attempted to exercise certain “put” rights, which obligate our

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

subsidiary to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and administration, among other things. The minority interest owners and Mellon disagree on the computation of the purchase price. This dispute is in binding arbitration. We offered $5 million for the remaining 30% of the company and the minority interest owners made an initial request of $57 million, based upon exchange rates at March 31, 2006.

Note 3 — Adoption of new accounting standard—share-based payment

On Jan. 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” which requires an entity to recognize in the income statement the grant-date fair value of stock options over their vesting period. Mellon had previously adopted the fair value recognition provisions of SFAS No. 123, on a prospective basis, for all awards granted, modified or settled after Jan. 1, 2003. We elected to use the modified prospective transition method as permitted by SFAS 123 (Revised 2004) and therefore have not restated our financial results for prior periods. Under this method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, Jan. 1, 2006. As such, we began expensing our nonvested ShareSuccess options that were awarded prior to 2003. The total impact of expensing the ShareSuccess options was $1 million in the first quarter of 2006. In addition, as discussed further on pages 12 and 13, we recorded $1 million of expense for restricted stock awards to retirement-eligible employees, bringing the total impact of adoption of SFAS No. 123 (Revised 2004) to $2 million in the first quarter of 2006.

Prior to Jan. 1, 2006, we recognized forfeitures on stock options and restricted stock as they occurred. SFAS No. 123 (Revised 2004) requires a company to estimate the number of awards for which it is probable that the requisite service will be rendered and record that expense over the vesting period. The adjustment required at Jan. 1, 2006 to estimate forfeitures on previously recognized compensation expense for unvested stock options and restricted stock was minimal.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123 (R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Mellon has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123 (Revised 2004). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123 (Revised 2004).

Stock option expense

Stock option expense, determined using the Black-Scholes option pricing model, totaled $11 million pre-tax, or $8 million after-tax, in the first quarter of 2006 compared with $6 million pre-tax, or $4 million after-tax, in the first quarter of 2005. The first quarter of 2006 expense included $3 million pre-tax for our former chairman and chief executive officer, pursuant to his employment agreement. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period.

The Black-Scholes option pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. The fair value of each option was estimated on the date of the grant using the following weighted-average assumptions:

	March 31, 2006	Dec. 31, 2005	March 31, 2005
Expected dividend yields	2.3%	2.4%	2.5%
Risk-free interest rates	4.4%	4.3%	3.8%
Expected volatility	23%	23%	21%
Expected lives of options	5.7 yrs.	5.5 yrs.	5.5 yrs.

Mellon uses a market-based implied volatility for traded options on its stock for the corresponding

8    Mellon Financial Corporation

expected term of the option as the expected volatility assumption input into the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon the yield on the measurement date of zero-coupon Treasury Strips whose maturity period equals the option’s expected term. The dividend yield assumption is based on Mellon’s history and expectation of dividend payouts over the term of the option. The expected life computation was derived based on historical exercise patterns.

Long-Term Profit Incentive Plan

Mellon’s Long-Term Profit Incentive Plan (2004) provides for the issuance of stock options, stock appreciation rights, performance units, deferred cash incentive awards, shares of restricted stock, deferred share awards and other stock-based awards to employees of Mellon and its subsidiaries, as approved by the Compensation Committee of the Board of Directors. Stock options may be granted at prices not less than the fair market value of the common stock on the date of grant. Options may be exercised during fixed periods of time from one year to 10 years from the date of grant. In the event of a change in control of Mellon, as defined in the plan, these options will become immediately exercisable, unless otherwise provided in the option agreement. Total outstanding grants as of March 31, 2006 were 29,521,837 shares. During the first quarter of 2006, options for 1,183,349 shares were granted, and options for 1,116,994 shares were exercised. The expense recorded in the first three months of 2006 for these options was $10 million pre-tax, including $3 million for Mellon’s former chairman and CEO, pursuant to his employment agreement. At March 31, 2006, shares available for grant were 16,746,330.

Restricted stock, performance shares and deferred share awards have also been issued and are outstanding under the Plan. These awards are discussed in the “Mellon Incentive Compensation Plan, Profit Bonus Plan, Performance Shares and Restricted Stock Awards” section on pages 12 and 13 of this report.

Stock Option Plans for Outside Directors

At March 31, 2006, Mellon had two stock option plans that provide for the granting of options to non-employee members of its Boards of Directors. The Stock Option Plan for Outside Directors (2001) provides for grants of stock options to the non-employee directors of Mellon and members of our Advisory Board of Directors. The Stock Option Plan for Affiliate Boards of Directors (1999) provides for grants of stock options to the non-employee members of those boards who are not also members of Mellon’s Board of Directors. No grants can be made to employees of Mellon under these plans. The timing, amounts, recipients and other terms of the option grants are determined by the terms of the directors’ option plans and no person or committee has discretion over these grants. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of 10 years from the regular date of grant and become exercisable one year from the regular grant date. Directors elected during the service year are granted options on a pro rata basis to those granted to the directors at the start of the service year. In the event of a change in control of Mellon, as defined in the directors’ stock option plans, all outstanding options granted under the directors’ stock option plans will become immediately exercisable. Options are also currently outstanding under the Stock Option Plan for the Mellon Financial Group West Coast Board of Directors (1998). This plan was terminated in 2003.

Total outstanding grants as of March 31, 2006, were 622,934 shares. During the first quarter of 2006, there were no options granted under these plans and options for 67,112 shares were exercised. The expense recorded in the first quarter of 2006 for these options was less than $1 million pre-tax. At March 31, 2006, shares available for grant were 382,420.

In April 2006, the Director Equity Plan (2006) was approved by the shareholders and replaced the Stock Option Plan for Outside Directors (2001). In contrast to the Stock Option Plan for Outside Directors (2001), which is limited to stock options, the new Plan offers a variety of types of awards

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

which may be used by the Board to provide equity compensation to outside directors.

Summary

The following tables summarize stock option activity for the first quarter of 2006 for the Long-Term Profit Incentive Plan and the Stock Option Plans for Outside Directors and the characteristics of outstanding stock options at March 31, 2006. The table below and table on the following page exclude options issued under Mellon’s ShareSuccess Plan which is described on pages 11 and 12. Requirements for stock option shares can be met from either unissued or treasury shares. All shares issued in the first quarter of 2006 were from treasury shares.

Stock option activity	Shares subject to option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (b) (in millions)
Balance at Dec. 31, 2005	30,497,194	$31.87
Granted	1,183,349	34.96
Exercised	(1,184,106)	22.72
Forfeited/Expired	(351,666)	34.30

Balance at March 31, 2006	30,144,771	$32.33	6.4	$128

Vested and expected to vest at March 31, 2006 (a)	29,678,531	$32.32	6.3	$126

Exercisable at March 31, 2006	21,308,963	$32.51	5.3	$95
(a)	The number of options expected to vest is based on unvested options outstanding at March 31, 2006 adjusted for estimated forfeitures.
(b)	Amounts in this column represent options with a positive intrinsic value at March 31, 2006, otherwise known as in-the-money options.

The aggregate intrinsic value of stock options in the preceding table is the pre-tax value that employees could realize if the options were exercised and the employees received the difference between the options’ exercise prices and the $35.60 closing market price of Mellon’s common stock at March 31, 2006. The total intrinsic value of options exercised was $15 million for the three months ended March 31, 2006. As of March 31, 2006, $50 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.6 years.

The weighted-average fair value of options granted in the first quarter of 2006 was $8.00 per share and will be expensed on a straight-line basis over the requisite service period.

10    Mellon Financial Corporation

Stock options outstanding at March 31, 2006

	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life (in years)	Average exercise price	Shares	Average exercise price
$13.25 - $24.46	4,152,023	4.4	$22.44	4,152,023	$22.44
$24.65 - $29.66	2,890,583	7.6	27.71	1,942,724	27.50
$29.95 - $30.57	4,244,846	7.7	30.57	2,830,471	30.57
$30.59 - $30.65	3,789,097	8.7	30.65	1,225,655	30.65
$30.68 - $34.37	3,813,879	8.4	33.56	879,456	33.14
$34.41 - $35.44	3,806,641	4.4	34.94	3,006,389	34.92
$35.52 - $38.70	4,456,764	5.4	38.28	4,281,307	38.35
$38.88 - $50.88	2,990,938	4.4	41.34	2,990,938	41.34
	30,144,771	6.4	$32.33	21,308,963	$32.51

Broad-Based Employee Stock Options

In June 1999, Mellon adopted its ShareSuccess Plan, a broad-based employee stock option plan covering full- and part-time benefited employees who are not participants in the Long-Term Profit Incentive Plan discussed previously. Effective June 15, 1999, each full-time employee was granted an option to purchase 150 shares and each benefited part-time employee was granted an option to purchase 75 shares of Mellon’s common stock. Additional grants, of the same number of shares, were made June 15, 2000, June 15, 2001 and June 14, 2002. (In addition, effective June 15, 2001, each non-benefited part-time employee was granted 75 options.) The exercise price was equal to the stock price on the grant date. The options become exercisable after seven years, or at any time after one year from the grant date if Mellon’s common stock closing market price equals or exceeds a predetermined price for 10 consecutive trading days. In the event of a change in control of Mellon, as defined in the plan, these options become immediately exercisable, subject to certain conditions. All outstanding options expire 10 years after the grant date. On Nov. 10, 2000, the options granted on June 15, 1999, vested when our common stock closing market price met or exceeded $45 per share for 10 consecutive trading days. The options granted in 2000, 2001 and 2002 have not yet vested and will vest when Mellon’s common stock closing market price meets or exceeds $50, $60 and $45 per share for 10 consecutive trading days. Upon adoption of SFAS 123 (Revised 2004) on Jan. 1, 2006, we began to recognize expense for the unvested portion of these options. The expense recorded in the first three months of 2006 for these options was $1 million pre-tax. The following table presents the activity in the ShareSuccess Plan during the first three months of 2006. All shares issued were from treasury shares. At March 31, 2006, shares available for grant were 4,590,420. The ShareSuccess Plan does not anticipate additional annual broad-based grants.

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

Broad-based options	Shares subject to option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (b) (in millions)
Balance at Dec. 31, 2005	4,577,065	$37.48
Granted	—	—
Exercised	(3,375)	33.63
Forfeited/Expired	(168,015)	37.70
Balance at March 31, 2006	4,405,675	$37.47	5.0	$4
Vested and expected to vest at March 31, 2006 (a)	3,737,025	$37.36	4.9	$3
Exercisable at March 31, 2006	701,890	$33.67	3.2	$1
(a)	The number of options expected to vest is based on unvested options outstanding at March 31, 2006 adjusted for estimated forfeitures.
(b)	Amounts in this column represent options with a positive intrinsic value at March 31, 2006, otherwise known as in-the-money options.

The aggregate intrinsic value of stock options in the preceding table is the pre-tax value that employees could realize if the options were exercised and the employees received the difference between the options’ exercise prices and the $35.60 closing market price of Mellon’s common stock at March 31, 2006. The total intrinsic value of options exercised was less than $1 million for the three months ended March 31, 2006. As of March 31, 2006, $9 million of total unrecognized compensation cost related to Share-Success stock options is expected to be recognized over a weighted-average period of 2 years.

Mellon Incentive Compensation Plan, Profit Bonus Plan, Performance Shares and Restricted Stock Awards

Performance-based awards are made to key employees at the discretion of the Compensation Committee of the Board of Directors. The granting of these awards is based upon the performance of the key employees and on Mellon’s overall performance (or particular business line performance) in achieving its objectives. At the Committee’s election, awards may be paid in a lump sum or may be deferred and paid over a period of up to 15 years and can be in the form of cash, common stock, restricted stock or deferred share awards equivalent to restricted stock. Employees are generally prevented from selling or transferring restricted stock or deferred share awards for a three-year period, and generally the shares or units are forfeited if employment is terminated during that period. However, some restricted shares will derestrict upon employees retirement at age 55 or older with at least five years of employment. No restricted stock was awarded in connection with the Profit Bonus Plan in the first quarter of 2006.

During the first quarter of 2006, Total Shareholder Return Performance (TSR) shares were granted to senior officers under Mellon’s Long-Term Profit Incentive Plan (2004). Under the terms of the TSR Performance Share award, a target award comprised of restricted shares is granted to an employee at the beginning of the three-year performance period. Mellon’s actual TSR for the performance period is compared to the results of its peer group of 19 companies for the same period with Mellon’s relative position in the group determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage provided for Mellon’s percentile ranking. If the actual award exceeds the target award, additional shares are then issued within 45 days of the end of the performance period. Employees who retire and are at least age 55 with five years of service receive a pro-rata award based upon the actual number of months worked during the performance period payable at the end of the period when other participants are paid. In the event of a change in control of Mellon, as defined by the plan, the participants would be eligible for a pro-rata vesting based on the number of months worked in the performance period. The value of the TSR Performance shares was determined using a Monte Carlo simulation model. The Monte Carlo

12    Mellon Financial Corporation

value is expensed on a straight-line basis over the three-year performance period. The amount of compensation expense recognized related to TSR Performance share awards was approximately $1 million in the first quarter of 2006.

In addition to the TSR Performance shares, restricted stock was granted to senior officers and other key employees under Mellon’s Long-Term Profit Incentive Plan (2004). The vesting of these shares is primarily related to service and is expected to occur over a one-to-seven-year period. In the event of a change in control of Mellon, as defined in the plan, the restrictions on sale or transfer will immediately terminate. Employees are generally prevented from selling or transferring restricted stock or deferred share awards for a three-year period, and generally the shares or units are forfeited if employment is terminated during that period. However, some restricted shares will derestrict upon employees retirement at age 55 or older with at least five years of employment. In accordance with the provisions of SFAS No. 123 (Revised 2004), we expensed $1 million in the first quarter of 2006 related to employees that met the age and service requirements on the date of grant that are necessary to immediately vest in their stock upon retirement.

The total compensation expense recognized for restricted shares, including the TSR Performance shares, was $18 million in the first quarter of 2006, which includes $11 million for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

The following table summarizes our nonvested restricted stock activity for the three months ended March 31, 2006:

Nonvested restricted stock activity

	Number of shares	Weighted- average fair value
Nonvested restricted stock at Dec. 31, 2005	4,108,455	$29.88
Granted	879,515	34.95
Vested	(547,479)	23.70
Forfeited	(11,507)	30.68
Nonvested restricted stock at March 31, 2006	4,428,984	$31.65

As of March 31, 2006, $67 million of total unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over a weighted-average period of approximately 3 years.

For additional information regarding Mellon’s stock-based compensation plans, see pages 94 through 97 of our 2005 Financial Annual Report.

Note 4 — Discontinued operations

On March 16, 2005, we announced the signing of a definitive agreement to sell our human resources (HR) consulting practices, benefits administration and business process outsourcing businesses to Affiliated Computer Services (ACS). The sale closed on May 26, 2005. In the first quarter of 2005, we applied discontinued operations accounting to these businesses. In addition, in the fourth quarter of 2004, we applied discontinued operations accounting to our Australian defined contribution services business that was sold in the fourth quarter of 2004 and certain Australian consulting and administration businesses that were sold in the second quarter of 2005.

Discontinued operations - summary

	Quarter ended
(in millions)	March 31, 2006		March 31, 2005
HR businesses:
Gain (loss) (a)	$5	(b)	$(40)
Operations prior to sale	—		(8)
Australian businesses:
Loss (a)	—		(2)
Operations prior to sale	—		(1)
Prior year divestitures:
Gain (a)	—		1
Gain (loss) from discontinued operations, net of tax	$5	(b)	$(50)
(a)	Gain (loss) as used in the table above reflect gains (losses) on the date of sale and thereafter. Gains (losses) incurred prior to date of sale are reflected in income (loss) from operations.
(b)	Pre-tax income from discontinued operations in the first quarter of 2006 was less than $1 million.

Mellon Financial Corporation    13

NOTES TO FINANCIAL STATEMENTS (continued)

In the first quarter of 2006, Mellon recognized a $5 million after-tax net gain on disposals primarily from the recognition of a tax benefit on the sale of a foreign HR business subsidiary not included in the ACS transaction. Revenue from discontinued operations totaled $159 million in the first quarter of 2005.

In accordance with Generally Accepted Accounting Principles (GAAP), the results of the businesses discussed above are reflected as discontinued operations in all income statements presented. Because the lines of business included in discontinued operations were discrete lines of business serving classes of customers no longer served by Mellon’s continuing lines of business, the disposition of these businesses has no material impact on continuing operations going forward.

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

Note 5 — Securities

Securities

	March 31, 2006				Dec. 31, 2005
(in millions)	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$380	$—	$—	$380	$378	$—	$—	$378
Other U.S. agency	2,812	—	40	2,772	3,015	—	33	2,982
Obligations of states and political subdivisions	788	13	2	799	831	21	1	851
Mortgage-backed securities:
Federal agencies	7,873	6	166	7,713	7,135	8	115	7,028
Other	6,342	6	52	6,296	5,823	7	39	5,791
Total mortgage-backed securities	14,215	12	218	14,009	12,958	15	154	12,819
Other	217	—	7	210	216	—	1	215
Total securities available for sale	$18,412	$25	$267	$18,170	$17,398	$36	$189	$17,245
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$109	$3	$—	$112	$116	$3	$—	$119
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	110	3	—	113	117	3	—	120
Stock of Federal Reserve Bank	50	—	—	50	50	—	—	50
Total investment securities	$160	$3	$—	$163	$167	$3	$—	$170

Note: There were less than $1 million of gross realized gains and less than $1 million of losses on sales of securities available for sale in the first quarter of 2006. At March 31, 2006 and Dec. 31, 2005, securities issued by the U.S. government and its agencies and U.S. government sponsored agencies exceeded 10% of shareholders’ equity. At March 31, 2006 and Dec. 31, 2005, there were no other issuers that exceeded 10% of shareholders’ equity.

The unrealized loss of $267 million at March 31, 2006 related to interest rates. Nearly all of the securities with unrealized losses are AAA-rated or carry government agency guarantees. Approximately 53% of the unrealized losses on these 1,021 investments have been in a continuous unrealized loss position for less than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

14    Mellon Financial Corporation

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first three months of 2006.

Goodwill

(in millions)	Mellon Asset Management	Private Wealth Management		Asset Servicing	PS&IS	Other	Total
Balance at Dec. 31, 2005	$1,090	$372		$331	$185	$188	$2,166
Goodwill from acquisitions	—	6	(a)	—	—	—	6
Transfers between sectors (b)	—	154		—	—	(154)	—
Other (c)	8	—		—	—	—	8
Balance at March 31, 2006	$1,098	$532		$331	$185	$34	$2,180
(a)	Resulting from the acquisition of the Planned Giving Services Group of U.S. Trust Corporation.
(b)	During the first quarter of 2006, Mellon 1st Business Bank, N.A. was transferred to the Private Wealth Management sector from the Other sector.
(c)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill and certain other reclassifications.

Acquired intangible assets

Acquired intangible assets

	Net Carrying Amount
(in millions)	March 31, 2006	Dec. 31, 2005
Subject to amortization:
Customer base	$85	$88
Technology based	25	27
Premium on deposits	5	5
Other	2	2
Total subject to amortization (a)	$117	$122
Not subject to amortization:
Investment management contractual relationships	28	26
Total acquired intangible assets	$145	$148
(a)	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first three months of 2006, the net carrying amount of acquired intangible assets decreased $3 million (amortization expense of $7 million partially offset by acquisitions and contingent payments of $4 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2006 through 2011 is as follows:

For the year ending Dec. 31,	Estimated amortization expense (in millions)
2006	$27
2007	25
2008	21
2009	17
2010	13
2011	11

At March 31, 2006, $1.478 billion of goodwill and acquired intangible assets is tax deductible and $847 million is non-tax deductible.

Mellon Financial Corporation    15

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Other assets

Other assets

(in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Corporate/bank-owned life insurance	$1,565	$1,715	$1,837
Prepaid pension assets	1,053	1,052	1,040
Accounts and interest receivable	834	937	602
Venture capital investments	570	582	571
Loans held for sale (a)	—	560	—
Receivables related to derivative instruments (b)	534	494	672
Equity in joint ventures and other investments (c)	325	304	327
Other prepaid expenses	214	178	171
Other assets	376	237	246
Total other assets	$5,471	$6,059	$5,466
(a)	Loans were sold or repaid in the first quarter of 2006.
(b)	Reflects credit risk associated with derivative instruments used to manage interest rate risk and derivative instruments used for trading activities, including foreign exchange instruments. Credit risk associated with these instruments results from mark-to-market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and interest rate risk management purposes.
(c)	Relates to operating joint ventures and other investments including CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., Banco Brascan, CIBC Mellon Trust Company (and Russell/Mellon at March 31, 2005).

Note 8 — Net interest revenue

Net interest revenue

		Quarter ended
(in millions)		March 31, 2006	Dec. 31, 2005	March 31, 2005
Interest	Interest and fees on loans (loan fees of $5, $5 and $5)	$106	$108	$81
revenue	Interest-bearing deposits with banks	16	20	24
	Federal funds sold and securities under resale agreements	5	5	6
	Other money market investments	1	1	2
	Trading account securities	1	2	1
	Securities - taxable	196	180	126
	Securities - nontaxable	10	9	9

	Total interest revenue	335	325	249
Interest	Deposits in domestic offices	77	71	34
expense	Deposits in foreign offices	44	46	33
	Federal funds purchased and securities under repurchase agreements	16	16	5
	Other short-term borrowings	5	4	2
	Notes and debentures	50	48	43
	Junior subordinated debentures	17	17	15

	Total interest expense	209	202	132

	Net interest revenue	$126	$123	$117

Note 9 — Business sectors

For details of business sectors, see the paragraphs under “Business sectors” on page 30, the table and paragraphs on page 31, and the first two paragraphs on page 32, as well as the “Other” section on pages 36 and 37, up to “venture capital investments.” The table and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

16    Mellon Financial Corporation

Note 10 — Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended
(in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Foreign currency translation adjustment	$38	$32	$75
Minimum pension liability	(19)	(19)	(19)
Unrealized loss on assets available for sale	(154)	(97)	(74)
Accumulated unrealized loss, net of tax	$(135)	$(84)	$(18)

Note 11 — Supplemental information to the consolidated statement of cash flows

	Quarter ended March 31,
(in millions)	2006	2005
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$11	$76
Liabilities assumed	—	(4)

Net cash disbursed	$11	$72
(a)	For 2006, purchase acquisitions primarily relate to the Planned Giving Services Group of U.S. Trust Corporation, as well as the additional consideration for certain mutual fund assets acquired from Bear Stearns. For 2005, purchase acquisitions primarily relate to Derivative Portfolio Management (DPM), as well as the additional consideration for certain mutual fund assets acquired from Bear Stearns, Evaluation Associates Capital Markets and Safeco Trust Company.

Note 12 — Legal proceedings

A discussion of legal actions and proceedings against Mellon and our subsidiaries and certain former subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Mellon Financial Corporation    17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.

Summary of financial results

Overview

Mellon Financial Corporation is a global financial services company that strives to meet or exceed the expectations of our clients, which include corporations, institutions and high net worth individuals primarily in the United States and Europe. In this report, Mellon Financial Corporation and its subsidiaries are also referred to as “Mellon,” “the Corporation,” “we” or “our.”

Mellon’s strategy is to focus on growth opportunities in Asset Management and Asset Servicing resulting in an increasing proportion of revenue and pre-tax profitability generated by these businesses. Over time we expect the margins of our business sectors to be competitive with their peers. We will continue to manage our capital effectively.

The demand for our products and services is driven by existing market and demographic trends in the markets in which we compete. These trends include: growth in worldwide retirement and financial assets; growth and concentration of wealth segments; growth in assets managed by financial institutions (particularly those in the U.S. and Europe); and the globalization of the investment process. Many of our products complement one another. We are able to leverage sales, distribution and technology across our businesses benefiting our clients and shareholders. Since the revenue generated by our businesses is principally fee-based, our businesses generally do not require as much capital for growth as traditional banking.

For a more complete description of economic and market factors driving our businesses, see the last three paragraphs on page 3 that carryover to page 4 of Mellon’s 2005 Financial Annual Report.

First quarter of 2006 compared with the first quarter of 2005

Revenue, returns and margins - continuing operations (a)

	Quarter ended
	March 31, 2006	Dec. 31, 2005	March 31, 2005
Total revenue (GAAP)	$1,266	$1,230	$1,269
Non-GAAP adjusted (b)	$1,266	$1,230	$1,072
Pre-tax operating margin (FTE) (GAAP)	24%	26%	37%
Non-GAAP adjusted (b)	26%	26%	27%
Return on equity (GAAP) (annualized)	19.7%	20.1%	29.6%
Return on assets (GAAP) (annualized)	2.18%	2.17%	3.41%
(a)	Return on equity on a net income basis was 20.2% for the first quarter of 2006, 20.1% for the fourth quarter of 2005 and 24.7% for the first quarter of 2005. Return on assets on a net income basis was 2.24% for the first quarter of 2006, 2.17% for the fourth quarter of 2005 and 2.80% for the first quarter of 2005. Return on assets was calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	These amounts are detailed on the supplemental table on page 47.

Consolidated net income totaled $207 million, or $.50 per share, in the first quarter of 2006. This compared with $255 million, or $.60 per share, in the first quarter of 2005. First quarter 2006 income from continuing operations totaled $202 million, or $.49 per share. This compared with income from continuing operations of $305 million, or $.72 per share, in the first quarter of 2005.

Throughout this Quarterly Report on Form 10-Q certain measures, which are noted, exclude:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank in the first quarter of 2005;

•	a $10 million pre-tax charge associated with the early extinguishment of debt recorded in the first quarter of 2005;

•	a $3 million pre-tax additional writedown of a business previously identified as held for sale, recorded in the first quarter of 2005;

18    Mellon Financial Corporation

•	a $2 million pre-tax additional charge recorded in the first quarter of 2005 associated with the move to the new Mellon Financial Centre in London; and

•	a $19 million pre-tax charge recorded in the first quarter of 2006 in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

See the supplemental table on page 47 for a reconciliation of amounts presented in accordance with GAAP to adjusted non-GAAP amounts, which exclude these items.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 of Notes to Financial Statements.

Mellon’s financial results, as well as our levels of assets under management, custody and administration, are impacted by the translation of financial results denominated in foreign currencies to the U.S. Dollar. Mellon is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian Dollar and the Euro. If the U.S. Dollar depreciates versus these currencies, the translation impact is a higher level of fee revenue, net interest revenue, operating expense and assets managed, under custody and administered. If the U.S. Dollar appreciates, the translated levels of fee revenue, net interest revenue, operating expense and assets managed, under custody and administered will be lower. Throughout this report the translation impact of foreign currencies is referred to as “the effect of foreign exchange rates.”

Foreign currency exchange rates for one U.S. Dollar

	March 31, 2006	Dec. 31, 2005	March 31, 2005
Spot rate:
British Pound	0.5756	0.5811	0.5294
Canadian Dollar	1.1663	1.1649	1.2105
Euro	0.8254	0.8478	0.7711
Quarterly average rate:
British Pound	0.5707	0.5718	0.5287
Canadian Dollar	1.1548	1.1736	1.2253
Euro	0.8318	0.8408	0.7622

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Throughout this report, all calculations are based on unrounded numbers.

Revenue overview

For an overview of Mellon’s sources of revenue and the business sectors that generate the various types of revenue, see pages 7 and 8 of Mellon’s 2005 Financial Annual Report.

Mellon Financial Corporation    19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Noninterest revenue

Noninterest revenue

(dollar amounts in millions, unless otherwise noted)	1Q06	1Q05		1Q06 vs. 1Q05
Investment management	$466	$402		16%
Performance fees	58	27		114

Total investment management	524	429		22
Distribution and service	98	71		38
Institutional trust and custody	224	174		29
Payment solutions & investor services	121	134		(10)
Foreign exchange trading	58	54		8
Financing-related/equity investment	54	251		N/M
Other (a)	61	39		53
Total fee and other revenue	1,140	1,152		(1)
Gains on sales of securities	—	—		—
Total noninterest revenue (non-FTE)	$1,140	$1,152		(1)%
Total noninterest revenue (FTE)	$1,149	$1,162		(1)%
Fee and other revenue as a percentage of total revenue (FTE)	90%	91	%(b)
Market value of assets under management at period-end (in billions)	$808	$729		11%
Market value of assets under custody or administration at period-end (in billions)	$4,125	$3,293		25%
(a)	Includes expense reimbursements from joint ventures of $22 million and $19 million.
(b)	Excluding the gain on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005, fee and other revenue as a percentage of total revenue (FTE) would have totaled 89% for the first quarter of 2005.

Note: For analytical purposes, the term “fee and other revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on sales of securities.

N/M—Not meaningful.

Fee and other revenue

Total fee and other revenue decreased $12 million, or 1%, compared with the first quarter of 2005, primarily as a result of the $197 million gain from the sale of our remaining interest in Shinsei Bank recorded in the first quarter of 2005 (detailed on the supplemental table on page 47). Excluding the Shinsei gain, total fee and other revenue increased 19% or $185 million. The increase was primarily due to increases in investment management fees, institutional trust and custody fees and distribution and service revenue. The impact of acquisitions accounted for $25 million of the increase. Fee and other revenue represented 90% of total revenue in the first quarter of 2006.

Investment management fee revenue

Investment management fee revenue, our largest source of fee revenue, is dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. See pages 9 and 10 of Mellon’s 2005 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue and the impact on investment management fees from changes in the S&P 500 Index and an equivalent movement in the FTSE.

Market indices

	S&P 500		FTSE
	Period- end	Daily average	Period- end	Daily average
March 31, 2006	1295	1284	5965	5823
Dec. 31, 2005	1248	1231	5619	5431
Sept. 30, 2005	1229	1224	5478	5312
June 30, 2005	1191	1182	5113	4958
March 31, 2005	1181	1192	4894	4930

Change in market indices

	1Q06 vs. 1Q05	1Q06 vs. 4Q05
S&P 500:
Period-end	10%	4%
Daily average	8%	4%
FTSE:
Period-end	22%	6%
Daily average	18%	7%

20    Mellon Financial Corporation

Investment management fee revenue - by business sector

(in millions)	1Q06	1Q05	1Q06 vs. 1Q05
Mellon Asset Management:
Mutual funds	$194	$179	8%
Institutional clients	158	122	30
Performance fees (institutional clients)	58	27	114
Private clients	24	20	19

Total	434	348	24
Private Wealth Management:
Private clients	90	81	12
Total investment management fee revenue	$524	$429	22%

Investment management fees in the Mellon Asset Management sector in the first quarter of 2006 increased 24% compared with the first quarter of 2005. The increase primarily resulted from improved equity markets, higher performance fees and net asset inflows. As shown in the table on page 22, net inflows totaled $29 billion since March 31, 2005. Performance fees increased $31 million, or 114%, driven by an increasing number of mandates with performance fee opportunities, which accounted for approximately half of the increase, as well as continued strong investment performance. Our institutional investment managers have the opportunity to earn performance fees when the investment performance of their products exceeds various benchmarks and satisfies other criteria.

A large category of investment management fees are fees from mutual funds generated in the Mellon Asset Management sector. Investment management fees from managed mutual funds are based on the daily average net assets of each fund and the basis point management fee paid by that fund. As shown in the tables below, managed mutual fund revenue increased compared with the first quarter of 2005 primarily as a result of inflows of institutional money market funds and improved equity markets.

Managed mutual fund fee revenue (a)

(in millions)	1Q06	1Q05
Equity funds	$93	$85
Money market funds	58	49
Fixed income funds	29	30
Nonproprietary	14	15
Total managed mutual fund fee revenue	$194	$179
(a)	Net of mutual fund fees waived and fund expense reimbursements of $13 million and $12 million.

Average assets of proprietary mutual funds

(in billions)	1Q06	4Q05	1Q05
Equity funds	$59	$57	$54
Money market funds	99	100	85
Fixed income funds	21	21	22
Total average proprietary mutual fund assets managed	$179	$178	$161

Basis points generated on average proprietary mutual funds

(annualized)	1Q06	1Q05
Equity funds	64 bp	64 bp
Money market funds	24	24
Fixed income funds	56	56
Total proprietary managed mutual funds	41 bp	42 bp

bp - basis points.

Investment management fees in the Private Wealth Management sector in the first quarter 2006 increased 12% compared with the first quarter of 2005. The increase reflects net new business, improved equity markets and to a lesser degree the acquisition of City Capital in Atlanta (December 2005).

Mellon Financial Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Changes in market value of assets under management from Dec. 31, 2005 to March 31, 2006 - by business sector

(in billions)	Mellon Asset Management	Private Wealth Management	Asset Servicing		Total
Market value of assets under management at Dec. 31, 2005	$625	$53	$103		$781
Net inflows:
Long-term	10	1	—		11
Money market/securities lending	(3)	—	1		(2)

Total net inflows	7	1	1		9
Net market appreciation (a)	17	1	—		18
Market value of assets under management at March 31, 2006	$649	$55	$104	(b)	$808
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Fees associated with these securities lending assets are classified as institutional trust and custody revenue in the Asset Servicing sector.

Changes in market value of assets under management from March 31, 2005 to March 31, 2006 - by business sector

(in billions)	Mellon Asset Management	Private Wealth Management	Asset Servicing		Total
Market value of assets under management at March 31, 2005	$585	$49	$95		$729
Net inflows:
Long-term	24	2	—		26
Money market/securities lending	5	—	9		14

Total net inflows	29	2	9		40
Net market appreciation (a)	35	3	—		38
Acquisitions	—	1	—		1
Market value of assets under management at March 31, 2006	$649	$55	$104	(b)	$808
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Fees associated with these securities lending assets are classified as institutional trust and custody revenue in the Asset Servicing sector.

At March 31, 2006, the market value of Mellon’s assets under management was $808 billion, a $79 billion, or 11%, increase from March 31, 2005 and a $27 billion, or 3% (unannualized), increase from Dec. 31, 2005. The increase from March 31, 2005 primarily resulted from net long-term inflows of $26 billion, $14 billion of positive institutional money market flows and higher securities lending cash collateral, as well as net market appreciation of $38 billion. The increase compared with Dec. 31, 2005 resulted from $18 billion of net market appreciation and $11 billion of net long-term inflows, partially offset by $2 billion of institutional money market and securities lending cash collateral net outflows.

22    Mellon Financial Corporation

Market value of assets under management at period-end

(in billions)	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Institutional	$527	$501	$490	$469	$463
Mutual funds:
Proprietary	176	179	175	169	167
Nonproprietary	38	37	37	36	36
Total mutual funds	214	216	212	205	203
Private client	67	64	64	64	63
Total market value of assets under management	$808	$781	$766	$738	$729

Composition of assets under management at period-end

	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Equity funds	37%	37%	37%	37%	37%
Money market funds	19	20	20	20	19
Fixed income funds	19	18	18	19	20
Securities lending cash collateral	15	15	16	16	15
Overlay and alternative investments	10	10	9	8	9
Total	100%	100%	100%	100%	100%

Distribution and service fees

Distribution and service fees earned from mutual funds are calculated as a percentage of the average assets of the mutual fund investment portfolios managed or administered by Mellon and are reported in the Mellon Asset Management sector. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values. The 38% increase in distribution and service fee revenue in the first quarter of 2006 compared with the first quarter of 2005 primarily reflects higher market values and higher net sales volumes of mutual funds, particularly outside the U.S., as Mellon Global Investments accounted for approximately 60% of the growth, with the remainder primarily coming from Dreyfus. The impact of these fees on income is more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as operating expense on the income statement.

Institutional trust and custody fee revenue

Institutional trust and custody fees depend on:

•	the volume of transactions in our clients’ accounts, as well as the number of accounts;

•	the types of ancillary services we provide, such as performance analytics;

•	the level of assets under custody or administered; and

•	securities lending revenue.

Institutional trust and custody fees also include professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Institutional trust and custody fees are reported primarily in the Asset Servicing sector. These fees increased 29% in the first quarter of 2006 compared with the first quarter of 2005 primarily as a result of net new business, the acquisitions of Mellon Analytical Solutions (MAS) and DPM Mellon in 2005, higher joint venture earnings and higher equity market levels. Excluding the impact of the acquisitions, institutional trust and custody fees increased 19%. Securities lending revenue, included in institutional trust and custody

Mellon Financial Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

revenue, totaled $30 million in the first quarter of 2006, an increase of $6 million, or 27%, compared with the first quarter of 2005. The increase in securities lending revenue compared with the first quarter of 2005 reflects higher volumes and improved spreads.

The average level of securities on loan totaled $123 billion in the first quarter of 2006 compared with $103 billion in the first quarter of 2005.

As shown in the following table, at March 31, 2006, assets under custody or administration totaled $4.125 trillion at March 31, 2006, an increase of $832 billion, or 25%, compared with March 31, 2005 and $217 billion, or 6% (unannualized), compared with Dec. 31, 2005. The increase compared with both periods primarily resulted from net favorable market conditions and a higher level of net custody conversions. Net custody conversions totaled approximately $400 billion from March 31, 2005 and $66 billion from Dec. 31, 2005.

Market value of assets under custody or administration at period-end

(dollar amounts in billions)	March 31, 2006		Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Market value of assets under custody or administration (a)	$4,125	(b)	$3,908	$3,777	$3,450	$3,293
S&P 500 Index - period-end	1295		1248	1229	1191	1181
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $682 billion, $667 billion, $655 billion, $601 billion and $539 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $586 billion, $522 billion, $491 billion, $436 billion and $428 billion.
(b)	Excludes assets of $359 billion that we manage and are also under custody or administration. These assets are included only in assets under management.

Payment solutions & investor services fee revenue

Payment solutions & investor services fee revenue consists of Global Cash Management revenue, Mellon Investor Services revenue, and revenue earned by Mellon Financial Markets. This revenue decreased 10% compared with the first quarter of 2005 primarily as a result of lower ancillary services revenue at Mellon Investor Services, lower processing volumes in Global Cash Management and higher compensating balance credits in lieu of fees (recorded in net interest revenue).

Foreign exchange trading revenue

Foreign exchange trading revenue, which is included primarily in the Asset Servicing sector, increased 8% in the first quarter of 2006 compared with the first quarter of 2005 reflecting higher client volumes and higher volatility in minor currencies.

Financing-related revenue/equity investment revenue

Financing-related revenue, which is primarily included in the Other sector, includes: returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals. Financing-related revenue in the first quarter of 2006 included a $7 million gain on the sale of the large corporate real estate loans, partially offset by lower returns on corporate owned life insurance (the net gain on the sale of real estate loans was $5 million, net of $2 million recorded for severance and other expenses). Equity investment revenue, which is also primarily included in the Other sector, includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non-venture capital investments includes equity income from certain investments accounted for under the

24    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

equity method of accounting and gains (losses) from other equity investments.

Financing-related/equity investment revenue

	Quarter ended
(in millions)	March 31, 2006	March 31, 2005
Financing-related revenue	$34	$32
Total venture capital activity (a)	17	16
Equity income and gains on the sale of other equity investments	3	203
Total	$54	$251
(a)	See table on page 37 for further details.

In the first quarter of 2005, total equity investment revenue included the $197 million gain on the sale of our remaining investment in Shinsei Bank.

The venture capital activity in the first quarter of 2006 primarily resulted from an $8 million net positive valuation adjustment on private direct investments and a $9 million gain in the indirect portfolio, primarily due to fund distributions. Activity in the first quarter of 2005 primarily resulted from $8 million of realized gains on direct investments in part from the sale of an investment in the growth and buyout industry portfolio, and net positive valuation adjustments of $8 million in the direct and indirect portfolios.

Mellon’s accounting policies regarding the valuation process for venture capital investments are regarded as critical accounting policies in that they involve significant management valuation judgments. See pages 55 and 56 of Mellon’s 2005 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of these investments. At March 31, 2006, 64% of the direct investment portfolio was risk- rated as “superior” or “meets expectations,” the two best risk-ratings, compared with 65% at Dec. 31, 2005. Changing economic conditions and equity markets could result in further valuation changes in the future.

Other revenue

Other revenue increased 53% compared with the first quarter of 2005. This increase in part reflects seed capital investment gains, fee revenue from ACS under a transitional service agreement as well as increased levels of expense reimbursements from our joint ventures.

Supplemental information - joint ventures

Mellon accounts for its interests in joint ventures under the equity method of accounting, with its share of the equity income from all joint ventures recorded primarily as institutional trust and custody fee revenue. In April 2006, the WestLB Mellon Asset Management joint venture closed. Equity income from this joint venture, which will be part of the Mellon Asset Management sector, will be recorded as investment management revenue. Mellon’s portions of total joint venture fee revenue and expense are not included in our reported fee revenue and operating expense. The following table presents the components of total joint venture net income for informational purposes to show the trend of growth for our 50% owned joint ventures that are part of the Asset Servicing sector.

Total joint ventures condensed income statement

	Quarter ended
(in millions)	March 31, 2006	March 31, 2005
Asset Servicing joint ventures (a):
Institutional trust and custody	$75	$62
Foreign exchange trading	16	12
Net interest	28	19
Total revenue	119	93
Total expenses	77	66
Income before taxes	42	27
Provision for income taxes	15	10
Net income	$27	$17

Equity income - all joint ventures:
Mellon’s share of net income from Asset Servicing joint ventures	$14	$9
Mellon’s share of net income in joint ventures in other business sectors	—	—
Total equity income for all joint ventures (b)	$14	$9
(a)	The 50% owned joint ventures - ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company.
(b)	Using the equity method of accounting.

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Net interest revenue

Selected net interest revenue data

(dollar amounts in millions)	1Q06	1Q05	1Q06 vs. 1Q05
Net interest revenue	$126	$117	7%
Tax equivalent adjustment	4	4	—
Net interest revenue on an FTE basis	$130	$121	7%
Net interest margin (a)	1.95%	1.92%
(a)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

The increase in net interest revenue on a fully taxable equivalent (FTE) basis compared with the first quarter of 2005 primarily resulted from a $3.9 billion increase in the average level of securities, as well as a higher proportion of noninterest-bearing deposits.

Net interest revenue is expected to be in a $126 million to $131 million range on an FTE basis in the second quarter 2006, assuming an additional increase in the federal funds rate and allowing for tactical investment securities decisions.

See the following page for an analysis of the changes in volumes and rates affecting net interest revenue.

26    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	March 31, 2006		Dec. 31, 2005		March 31, 2005
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$1,852	3.57%	$2,302	3.54%	$3,232	3.03%
Federal funds sold and securities under resale agreements	377	4.73	396	4.44	909	2.53
Other money market investments	101	4.95	127	3.87	111	3.29
Trading account securities	309	1.86	283	2.16	308	1.75
Securities:
U.S. Treasury and agency securities (a)	10,567	4.50	10,379	4.22	10,166	3.71
Obligations of states and political subdivisions (a)	814	6.89	829	6.69	749	7.13
Other (a)	6,257	5.09	5,748	4.78	2,829	4.72

Total securities	17,638	4.82	16,956	4.53	13,744	4.10
Loans, net of unearned discount	6,758	6.37	7,133	6.02	6,882	4.78

Total interest-earning assets	27,035	5.09	27,197	4.81	25,186	4.09
Cash and due from banks	2,209		2,225		2,744
Premises and equipment	663		642		682
Other assets	7,807		8,136		8,385
Reserve for loan losses	(64)		(79)		(98)
Total assets (a)	$37,650		$38,121		$36,899
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,845	3.11%	$9,043	2.74%	$8,784	1.38%
Savings certificates	382	3.68	566	3.12	274	2.56
Other time deposits	521	4.03	478	3.51	599	1.93
Deposits in foreign offices	5,547	3.24	5,926	3.13	6,256	2.18

Total interest-bearing deposits	15,295	3.20	16,013	2.92	15,913	1.72
Federal funds purchased and securities under repurchase agreements	1,765	3.74	1,763	3.62	978	2.05
U.S. Treasury tax and loan demand notes and term federal funds purchased	423	4.36	411	3.91	235	2.32
Commercial paper	17	4.62	—	—	24	2.26
Other funds borrowed	31	3.47	27	4.86	164	1.39
Notes and debentures (with original maturities over one year)	3,611	5.61	3,668	5.16	4,473	3.91
Junior subordinated debentures	1,022	6.93	1,024	6.58	1,038	5.86

Total interest-bearing liabilities	22,164	3.83	22,906	3.51	22,825	2.36
Total noninterest-bearing deposits	8,274		7,892		7,122
Other liabilities (a)	2,967		3,123		2,755
Total liabilities	33,405		33,921		32,702
Shareholders’ equity (a)	4,245		4,200		4,197
Total liabilities and shareholders’ equity (a)	$37,650		$38,121		$36,899
Rates
Yield on total interest-earning assets		5.09%		4.81%		4.09%
Cost of funds supporting interest-earning assets		3.14		2.96		2.17
Net interest margin (b):
Taxable equivalent basis		1.95%		1.85%		1.92%
Without taxable equivalent increments		1.88		1.78		1.85
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by SFAS No. 115. Average shareholders’ equity including this adjustment was $4.157 billion, $4.114 billion and $4.178 billion.
(b)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

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

Operating expense

Operating expense

(dollar amounts in millions)	1Q06	1Q05		1Q06 vs. 1Q05
Staff:
Compensation	$272	$247		10%
Incentive (a)	171	108		59
Employee benefits	76	66		15
Total staff	519 (b)	421		23
Non-staff:
Professional, legal and other purchased services	115	100		15
Distribution and servicing	115	81		42
Net occupancy	59	59	(c)	—
Equipment	44	41		8
Business development	26	21		25
Communications	24	25		(4)
Amortization of intangible assets	7	6		14
Other	57	50	(c)	12
Total non-staff	447	383		17
Total operating expense	$966	$804		20%
Total staff expense as a percentage of total revenue (FTE)	41%	33%
Non-GAAP adjusted (d)	39%	39%
Employees at period-end (e)	16,800	16,000
(a)	Stock option expense totaled approximately $11 million and $6 million, respectively. The first quarter of 2006 included $3 million for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement. See Notes 1 and 3 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options and restricted stock.
(b)	The first quarter of 2006 includes a $19 million pre-tax charge in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.
(c)	The first quarter of 2005 includes a $10 million pre-tax charge (included in other expense) for the early extinguishment of debt and $5 million of additional expense ($2 million of occupancy expense and $3 million of other expenses) related to charges recorded in 2004 for the move to the new Mellon Financial Centre in London and a writedown of the remaining small non-strategic businesses previously identified as held for sale.
(d)	Excluding the amounts detailed on the supplemental table on page 47.
(e)	The increase is primarily due to acquisitions.

Summary - Total operating expense in the first quarter of 2006 was $966 million, an increase of 20% from the first quarter of 2005. Excluding the expenses detailed in the supplemental table on page 47, operating expense totaled $947 million in the first quarter of 2006 compared with $789 million in the first quarter of 2005, an increase of 20%. The increase reflects a number of factors discussed below, including $34 million related to acquisitions. Excluding the impact of acquisitions, operating expense increased 16%.

Staff expense

Given Mellon’s mix of fee-based businesses, which are staffed with high quality talent, staff expense comprised approximately 54% of total operating expense in the first quarter of 2006. Staff expense is comprised of:

•	compensation expense

•	base salary expense, primarily driven by headcount,

•	the cost of temporaries and overtime,

•	severance expense;

•	incentive expense

•	additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals,

•	stock option expense; and

•	employee benefits expense

•	primarily health and welfare benefits, payroll taxes and retirement benefits.

The 23% increase in staff expense in the first quarter of 2006 compared with the first quarter of 2005, reflects a $20 million increase due to acquisitions and the $19 million pre-tax charge recorded in the first quarter of 2006 in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement. Excluding this charge, staff expense increased 19% reflecting increases of:

•	$45 million in incentives associated with new business generation and performance fees reflecting a higher proportion of asset management activities in our business mix, as well as a $2 million increase in stock option expense;

•	a $23 million increase in compensation expense reflecting the impact of acquisitions ($14 million), annual merit increases and a $3 million increase in severance expense; and

28    Mellon Financial Corporation

•	a $9 million increase in employee benefits expense, reflecting the impact of acquisitions, a $3 million increase in pension expense and higher payroll taxes and health benefits expense.

Net periodic pension expense was $9 million in the first quarter of 2006, including $1 million for our former chairman and chief executive officer, compared with $5 million in the first quarter of 2005. Mellon currently expects that the net periodic pension cost for the full-year 2006 will be approximately $33 million, assuming current foreign currency exchange rates, including the previously mentioned $1 million for our former chairman and chief executive officer.

On Jan 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” Staff expense was approximately $2 million higher in the first quarter of 2006 due to the adoption of this new accounting standard, with $1 million recorded as stock option expense and $1 million as restricted stock expense. See Notes 1 and 3 of Notes to Financial Statements for a further discussion of the accounting standard.

Non-staff expenses

Non-staff expenses include certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs, and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development. These expenses include:

•	professional, legal and other purchased services;

•	distribution and servicing expense;

•	occupancy and equipment;

•	business development (travel, entertainment and advertising);

•	communications expense (telecommunications, postage and delivery); and

•	other expense (government assessments, forms and supplies, operational errors, etc.).

Non-staff expenses increased 17% compared with the first quarter of 2005. Excluding the amounts detailed in the supplemental table on page 47, total non-staff expense increased 21%. This increase primarily reflects a $34 million, or 42%, increase in distribution and servicing expense. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher market values and higher net sales volumes of mutual funds. The remaining growth in non-staff expenses included increases in professional, legal and other purchased services and business development expense. These increases were primarily in support of business growth. The increase in other expense primarily reflects expenses incurred from providing transitional services to ACS. Acquisitions accounted for $14 million of the increase in non-staff expenses compared with the first quarter of 2005.

Recent Accounting Development

In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The FASB’s proposal will require, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans. As a result, companies will recognize on their balance sheets previously unrecognized actuarial gains and losses, prior service costs and transition obligations that have not yet been included in income. This requirement would have resulted in a reduction in our prepaid pension asset and an increase in our unfunded pension liability account, with the offset as a decrease in accumulated other comprehensive income (a component of equity) at Dec. 31, 2005 of approximately $420 million pre-tax, or approximately $270 million after-tax. The provisions of this Exposure Draft, as currently

Mellon Financial Corporation    29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

proposed, will be effective for year-end 2006 and will be applied retroactively to all prior periods. As currently proposed, the impact of this Exposure Draft on our shareholders’ equity to assets ratio and tangible shareholders’ equity to assets ratio would have been reductions of approximately 60 basis points and approximately 70 basis points, respectively at Dec. 31, 2005.

Income taxes

The provision for income taxes from continuing operations totaled $97 million in the first quarter of 2006 compared with $161 million in the first quarter of 2005. Mellon’s effective tax rate on income from continuing operations was 32.5% for the first quarter of 2006 compared with 34.4% for the first quarter of 2005. It is currently anticipated that the tax rate for the second quarter and full-year 2006 will remain at approximately 32.5%.

Lease-in-lease-out

The Internal Revenue Service (IRS) has proposed to disallow certain tax deductions previously taken, related to Mellon’s participation in several lease-in-lease-out (LILO) transactions for years 1997-2000. If any of the deductions previously taken are disallowed, they will be deductible in future years. We believe that we properly reported the tax effects of LILO transactions based on statutes, regulations and case law in effect at the time they were negotiated. We are currently at IRS Appeals for these years and believe we are close to reaching a settlement. However, negotiations are ongoing and final settlement is subject to approval by the Joint Committee on Taxation of the U.S. Congress. It remains possible that the issues could be litigated and it is unclear if or when a settlement will be reached. We believe we have adequately accrued for any tax and interest exposures related to LILO transactions.

On July 14, 2005, the FASB released a proposed staff position on the application of SFAS No. 13 to leveraged leases for a change in the timing of the realization of tax benefits. While we continue to study this draft proposal, if finalized in its current form, it could result in a cumulative change in the related income recorded on these transactions. As currently drafted, the staff position would result in an immaterial reduction of retained earnings.

Business sectors

Mellon’s business sectors reflect our management structure, the characteristics of our products and services, and the classes of customers to which those products and services are delivered. Our lines of business serve two distinct major classes of clients—corporations and institutions, and high net worth individuals. Lines of business that offer similar or related products and services to common or similar client decision makers have been combined into five business sectors: Mellon Asset Management; Private Wealth Management; Asset Servicing; Payment Solutions & Investor Services (PS&IS); and Other.

In the first quarter of 2006, the following changes were made to the presentation of Mellon’s business sectors:

•	The financial results of Mellon 1st Business Bank, National Association were moved to Private Wealth Management from Other (previously Treasury Services/Other Activity). This change reflects the similar nature of products and clients of Mellon 1st Business Bank with other reporting units in Private Wealth Management, as well as our organizational structure, as the management of Mellon 1st Business Bank reports to the head of Private Wealth Management. Historical sector results for Private Wealth Management and Other have been restated to reflect this change.

•	Consistent with refinements to our economic capital models, as well as changes in business activity and risk profiles, we adjusted our allocations of common equity and trust-preferred securities for 2006 to better reflect the operational, credit, market and strategic risk inherent in each business sector. Overall, slightly less capital was allocated to Payment Solutions & Investor Services, Mellon Asset Management and Private Wealth Management and slightly more to Asset Servicing, but the changes were not significant.

30    Mellon Financial Corporation

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Mellon Asset Management			Private Wealth Management
	1Q06	4Q05	1Q05	1Q06	4Q05	1Q05
Total revenue	$550	$533	$431	$172	$171	$169
Operating expense	390	372	323	103	100	91
Income from continuing operations before taxes (FTE)	$160	$161	$108	$69	$71	$78
Average assets (a)	$2.0	$1.9	$1.9	$10.3	$10.9	$9.4
Average common equity	$1.0	$1.0	$1.0	$0.5	$0.6	$0.6
Average economic capital (b)	$1.4	$1.5	$1.5	$0.7	$0.8	$0.8

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services
	1Q06	4Q05	1Q05	1Q06	4Q05	1Q05
Total revenue	$313	$289	$243	$167	$171	$179
Operating expense	245	238	188	129	132	133
Income from continuing operations before taxes (FTE)	$68	$51	$55	$38	$39	$46
Average assets (a)	$8.4	$8.5	$8.2	$7.3	$7.2	$7.8
Average common equity	$0.6	$0.5	$0.5	$0.3	$0.3	$0.3
Average economic capital (b)	$0.7	$0.6	$0.6	$0.4	$0.4	$0.4

Quarterly data (income statement amounts in millions, averages in billions, presented on an FTE basis)	Other			Consolidated Results
	1Q06	4Q05	1Q05	1Q06	4Q05	1Q05
Total revenue (c)	$77	$80	$261	$1,279	$1,244	$1,283
Credit quality expense (revenue)	1	5	(1)	1	5	(1)
Operating expense	99	74	69	966	916	804
Income from continuing operations before taxes (FTE)	$(23)	$1	$193	$312	$323	$480
Average assets (a)	$9.5	$9.5	$9.0	$37.5	$38.0	$36.9
Average common equity	$1.8	$1.7	$1.8	$4.2	$4.1	$4.2
Average economic capital (b)	$2.0	$1.8	$1.9	$5.2	$5.1	$5.2
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. There were no average assets of discontinued operations in the first quarter of 2006 and fourth quarter of 2005. Consolidated average assets includes average assets of discontinued operations of $.6 billion for the first quarter of 2005.
(b)	Defined as the sum of average common equity and average Tier I preferred equity.
(c)	Consolidated results include FTE impact of $13 million for the first quarter of 2006, $14 million for the fourth quarter of 2005 and $14 million for the first quarter of 2005.

Note: Prior periods sector data may reflect immaterial reclassifications as a result of minor changes made to be consistent with current period presentations.

The results of our business sectors are presented and analyzed on an internal management reporting basis. Revenue amounts reflect fee revenue generated directly by each sector, as well as fee revenue transferred between sectors under revenue transfer agreements. Net interest revenue is generated directly by each sector or allocated to the sector from Corporate Treasury under a transfer pricing system. The accounting policies of the business sectors are the same as those described in Note 1 of Mellon’s 2005 Financial Annual Report except: other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); credit quality expense (revenue) for the sectors is presented on a net charge-off (recovery) basis, including the corporate lending component of the Other sector; and charges for litigation settlements are generally recorded when the related matters are settled and payment is made.

The Business Sector information is reported on a continuing operations basis for all periods presented. See Note 4 of this report for a discussion of discontinued operations.

Mellon Financial Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Following is a discussion of Mellon’s five business sectors. In the tables that follow, the income statement amounts are presented in millions of dollars and are on an FTE basis, the assets under management, custody or administration are period-end market values and are presented in billions of dollars, and the return on common equity is annualized. The operations of acquired businesses are integrated with the existing business sectors soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding the acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes.

See pages 23 through 31 of Mellon’s 2005 Financial Annual Report for a discussion of the products and services offered, the distribution channels for the products and services and the factors that drive the performance of our business sectors.

Mellon Asset Management

(income statement dollar amounts in millions, asset dollar amounts in billions)	1Q06	4Q05	3Q05	2Q05	1Q05	1Q06 vs. 1Q05
Revenue:
Mutual funds	$194	$201	$200	$187	$179	8%
Institutional clients	158	136	133	129	122	30
Performance fees	58	77	41	26	27	114
Private clients	24	23	22	21	20	19

Total investment management revenue	434	437	396	363	348	24
Distribution and service	98	90	82	74	71	38
Institutional trust and custody revenue	13	13	14	13	13	—
Other fee revenue	9	(2)	1	(1)	3	N/M

Total fee and other revenue	554	538	493	449	435	28
Net interest revenue (expense)	(4)	(5)	(6)	(6)	(4)	—

Total revenue	550	533	487	443	431	28
Operating expense	390	372	358	336	323	21

Income before taxes	$160	$161	$129	$107	$108	47%
Return on common equity (annualized)	44%	43%	37%	29%	29%
Pre-tax operating margin	29%	30%	27%	24%	25%

Assets under management	$649	$625	$609	$584	$585	11%
Plus: subadvised for other Mellon sectors	4	4	3	3	2	N/M

	$653	$629	$612	$587	$587	11%

Assets under custody or administration	$3	$3	$3	$8	$9	N/M

N/M - Not meaningful.

Mellon Asset Management is comprised of Mellon Institutional Asset Management, which consists of a number of asset management boutiques offering a broad range of equity, fixed income, hedge and liquidity management products; Mellon Global Investments, which distributes investment management products internationally; all products and services associated with the Dreyfus/Founders complex of equity, fixed income and money market mutual funds, separately managed accounts and annuities.

Income before taxes increased $52 million, or 47%, compared with the first quarter of 2005. Mellon Asset Management generated strong positive operating leverage in the first quarter of 2006 as revenue growth of 28% exceeded expense growth of 21% resulting in a 400 basis point increase in the

32    Mellon Financial Corporation

pre-tax operating margin to 29%. Investment management revenue increased $86 million, or 24%, compared with the first quarter of 2005 reflecting improved equity markets, higher performance fees and net assets inflows. Performance fees increased $31 million and accounted for 36% of the overall increase in investment management fees, driven by an increasing number of mandates with performance fee opportunities as well as continued strong investment performance. Distribution and service fees increased 38% reflecting higher market values and higher net sales volumes of mutual funds, particularly outside of the U.S. as Mellon Global Investments accounted for approximately 60% of the growth, with the remainder primarily accounted for by Dreyfus. Operating expense increased $67 million, or 21%, reflecting increased incentives on higher profits and performance fees, and higher expenses in support of business growth. As shown in the table on page 22, assets under management for this sector, before amounts subadvised for other sectors, were $649 billion at March 31, 2006, an 11% increase compared with $585 billion at March 31, 2005, reflecting net market appreciation of $35 billion and net inflows of $29 billion.

Private Wealth Management

(income statement dollar amounts in millions, asset dollar amounts in billions)	1Q06	4Q05	3Q05	2Q05	1Q05	1Q06 vs. 1Q05
Revenue:
Investment management revenue	$90	$87	$83	$80	$81	12%
Institutional trust and custody revenue	3	2	3	2	3	—
Other fee revenue	5	6	5	5	5	—

Total fee and other revenue	98	95	91	87	89	11
Net interest revenue	74	76	77	79	80	(8)

Total revenue	172	171	168	166	169	2
Total operating expense	103	100	96	92	91	13

Income before taxes	$69	$71	$72	$74	$78	(11)%
Return on common equity (annualized)	34%	32%	34%	34%	35%
Pre-tax operating margin	40%	41%	43%	45%	46%

Total client assets at beginning of quarter	$86	$82	$78	$77	$78
Acquisitions	1	1	—	—	—
Assets under management net inflows	1	1	—	—	—
Assets under custody or administration net inflows	—	1	2	1	—
Market appreciation (depreciation)	1	1	2	—	(1)

Total client assets at end of quarter (a)	$89	$86	$82	$78	$77	15%
(a)	Includes assets under management, before amounts subadvised by/for other sectors, of $55 billion, $53 billion, $51 billion, $50 billion and $49 billion.

Private Wealth Management provides investment management, wealth management, and comprehensive financial management services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from 62 locations in 16 states.

Total fee and other revenue increased $9 million, or 11%, in the first quarter of 2006 compared with the first quarter of 2005 resulting from net new business, improved equity markets and to a lesser degree the acquisition of City Capital in Atlanta (December 2005). Net interest revenue decreased $6 million, or 8%, due principally to narrower spreads earned on deposit accounts as rates paid to depositors increased faster than portfolio yields on

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

short-to-medium term securities in which the excess deposits were invested. Operating expense increased $12 million, or 13%, primarily reflecting the expense impact of business growth initiatives and to a lesser extent the City Capital acquisition. The decline in net interest revenue and the increase in operating expense more than offset the growth in fee and other revenue, resulting in negative operating leverage in the first quarter of 2006. Income before taxes decreased $9 million, or 11%, compared with the first quarter of 2005. Client assets increased $12 billion, or 15%, from March 31, 2005, primarily resulting from net new business, particularly in Family Office and Private Wealth business in the Boston market, as well as improved market conditions and acquisitions.

Asset Servicing

(income statement dollar amounts in millions, asset dollar amounts in billions)	1Q06	4Q05	3Q05	2Q05	1Q05	1Q06 vs. 1Q05
Revenue:
Institutional trust and custody revenue	$174	$171	$154	$141	$132	31%
Securities lending revenue	30	26	25	33	24	27

Total institutional trust and custody revenue	204	197	179	174	156	31
Other fee revenue (a)	83	72	70	67	68	23

Total fee and other revenue	287	269	249	241	224	28
Net interest revenue	26	20	22	21	19	34

Total revenue	313	289	271	262	243	29
Total operating expense	245	238	217	200	188	30

Income before taxes	$68	$51	$54	$62	$55	23%
Return on common equity (annualized)	34%	27%	30%	33%	30%
Pre-tax operating margin	22%	18%	20%	24%	23%

Assets under management (b)	$104	$103	$106	$104	$95	9%
Assets under custody or administration (c)	$4,091	$3,874	$3,746	$3,416	$3,259	26%
(a)	Primarily consists of foreign exchange revenue of $58 million, $46 million, $53 million, $47 million and $52 million, as well as expense reimbursements from joint ventures of $22 million, $17 million, $19 million, $22 million and $19 million.
(b)	Represents managed securities lending cash collateral. Total cash and non-cash securities lending loan volumes of Mellon, affiliates and joint ventures were approximately $178 billion at March 31, 2006. Fees on those assets are recorded above as institutional trust and custody revenue.
(c)	Excludes assets of $359 billion at March 31, 2006 that we manage and are also under custody or administration. These assets are reported as assets under management in the Asset Management sectors.

Asset Servicing provides institutional trust and custody and related services such as securities lending, investment management backoffice outsourcing, performance measurement, benefits disbursements, transition management, fund administration, Web-based investment management software and foreign exchange and derivative products. These services are provided to corporate and public retirement funds, foundations and endowments and global financial institutions including banks, broker/dealers, investment managers, insurance companies and mutual funds.

Institutional trust and custody revenue, excluding securities lending revenue, increased $42 million, or 31%, in the first quarter of 2006 compared with the first quarter of 2005 reflecting net new business, the 2005 acquisitions of Mellon Analytical Solutions (MAS) and DPM Mellon, higher joint venture earnings and improved market conditions. Excluding the impact of the acquisitions, institutional trust and custody revenue increased 18%.

34    Mellon Financial Corporation

Securities lending revenue increased $6 million, or 27%, reflecting higher volumes and improved spreads. The $15 million, or 23%, increase in other fee revenue resulted from higher foreign exchange fees due to higher client volumes and higher volatility in minor currencies, as well as increased expense reimbursements from joint ventures. Net interest revenue increased $7 million, or 34%, due to increased spreads and higher deposit levels. Operating expense increased $57 million, or 30%, reflecting the MAS and DPM Mellon acquisitions, incentives in support of business growth and expenses associated with business development initiatives. Income before taxes increased $13 million, or 23%, compared with the first quarter of 2005. This sector experienced slightly negative operating leverage as positive leverage in our core business was offset by the acquisitions. Assets under custody or administration for this sector were $4.091 trillion at March 31, 2006, an increase of $832 billion, or 26%, compared with March 31, 2005, due to favorable market conditions and a record level of net custody conversions of approximately $400 billion during the past 12 months.

Payment Solutions & Investor Services

(dollar amounts in millions)	1Q06	4Q05	3Q05	2Q05	1Q05	1Q06 vs. 1Q05
Payment solutions & investor services fee revenue	$121	$126	$122	$142	$134	(10)%
Other fee revenue	5	7	5	6	8	N/M

Total fee and other revenue	126	133	127	148	142	(12)
Net interest revenue	41	38	34	33	37	12

Total revenue	167	171	161	181	179	(7)
Total operating expense	129	132	127	135	133	(3)

Income before taxes	$38	$39	$34	$46	$46	(16)%
Return on common equity (annualized)	39%	31%	30%	38%	38%
Pre-tax operating margin	23%	23%	21%	25%	26%

N/M - Not meaningful.

The Payment Solutions & Investor Services sector provides global cash management and shareholder services to corporations, institutions and government agencies.

Within the PS&IS business sector, investor services revenue includes earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $17.8 billion at March 31, 2006. This balance resulted from an unusually large customer corporate action at Mellon Investor Services and decreased to less than $1 billion in early April.

Income before taxes in the first quarter of 2006 decreased $8 million, or 16%, compared with the first quarter of 2005. PS&IS fee revenue decreased $13 million, or 10%, in the first quarter of 2006 compared with the first quarter of 2005 primarily as a result of lower ancillary services revenue at Mellon Investor Services, lower Global Cash Management processing volumes and higher credits for compensating balances in lieu of paying fees (recorded in net interest revenue). Net interest revenue increased $4 million, or 12%, compared with the first quarter of 2005 resulting from the impact of higher compensating balances as well as increased spreads on Mellon Investor Services and Global Cash Management noninterest-bearing customer deposits, reflecting the higher interest rates at which excess deposits were invested. Operating expense decreased $4 million, or 3%, reflecting lower staff costs on lower processing volumes. The decline in fee revenue more than offset lower operating expense and higher net

Mellon Financial Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

interest revenue, resulting in a lower pre-tax operating margin and negative operating leverage in the first quarter of 2006.

Other

Other - income from continuing operations before taxes (FTE)

(in millions)	1Q06	4Q05	3Q05	2Q05	1Q05
Corporate lending	$4	$6	$4	$4	$3
Venture capital	9	7	10	5	6
Business exits	12	(1)	(5)	22	4
Corporate activity/other	(48)	(11)	(11)	(6)	180
Total Other	$(23)	$1	$(2)	$25	$193

As discussed on page 30, the activities of Mellon 1st Business Bank, National Association were moved from Treasury Services/Other Activity to Private Wealth Management. In conjunction with this move, Treasury Services/Other Activity has been renamed “Other.”

The Other sector includes:

•	Corporate lending, which includes

•	credit products for large corporations; and

•	insurance premium financing (AFCO);

•	the results of Mellon Ventures, our venture capital group;

•	Business exits activity, which includes

•	the results of large ticket leasing, which is in a runoff mode;

•	commercial real estate lending (these loans were sold in the first quarter of 2006);

•	several small non-strategic businesses; and

•	certain lending relationships that Mellon is in the process of exiting;

•	Corporate Treasury activities; and

•	certain corporate revenue and expense that has not been fully allocated for management reporting purposes to the business sectors.

The aggregation of corporate lending activities, together with business exits activity and the results of Mellon Ventures represent the results of capital driven activities that earn net interest revenue, financing-related revenue and equity investment gains.

Revenue in the Other sector primarily reflects:

•	COLI/BOLI revenue;

•	net interest revenue from loans;

•	gains (losses) from Mellon Ventures’ portfolio, net of funding costs of the portfolio;

•	gains (losses) from the sale of securities and other assets; and

•	interest revenue on capital above amounts of economic capital allocated to the business sectors, net of funding costs of other assets.

Operating expense includes:

•	direct expenses supporting the remaining Corporate lending activities;

•	various direct expenses for items not attributable to the operations of a business sector;

•	a net credit for the net corporate level (income) expense amounts allocated from the Other sector to the business sectors; and

•	the operating expenses of Mellon Ventures.

Average common equity represents capital in excess of amounts of economic capital allocated to the business sectors, as well as economic capital required to support corporate lending activity and for the investments of Mellon Ventures and business exits.

Our credit strategy has been to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of our fee-based services does not exist. The loans and leases included in business exits are:

•	Mellon’s large ticket lease portfolio, which was principally transaction-based; and

•	loans to companies where a broad fee-based relationship does not exist.

36    Mellon Financial Corporation

The Other sector also reflects the following activity:

In the first quarter of 2006:

•	a $19 million pre-tax charge in connection with payments, awards and benefits payable to our former chairman and chief executive officer, pursuant to his employment agreement;

•	$17 million of net gains from venture capital activities;

•	the sale of the large corporate real estate loan portfolio in the first quarter of 2006 at a gain of $7 million pre-tax (reported in financing-related revenue), partially offset by severance expense of $1 million and other expense of $1 million, for a net gain of $5 million pre-tax (included in business exits); and

•	additional severance expense of $2 million.

In the first quarter of 2005:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank;

•	$16 million of net gains from venture capital activities;

•	a $10 million pre-tax charge associated with the early extinguishment of debt;

•	a $3 million pre-tax additional writedown of a business previously identified as held for sale; and

•	a $2 million pre-tax additional charge associated with the move to the new Mellon Financial Centre in London.

Venture capital investments

Venture capital investment portfolio - gain (loss)

	Quarter ended
(in millions)	March 31, 2006	March 31, 2005
Private and publicly held direct investments:
Realized gains	$—	$8
Unrealized gains	8	6
Total	8	14
Third party indirect funds:
Realized gains	9	2
Unrealized gains	2	2
Management fees	(2)	(2)
Total	9	2
Total venture capital equity investment revenue	$17	$16

Venture capital investment portfolio - activity

(in millions)	First Quarter 2006	Life to date
Direct investments:
Carrying value at end of period (a)	$358
Cost at end of period	364
Cash disbursements	4	$1,001
Cash receipts	27	455
Indirect investments:
Carrying value at end of period	212
Cost at end of period	229
Cash disbursements	8	532
Cash receipts	14	324
Unfunded commitments
Active investment periods (b)	35
Expired investment periods (c)	36
Total active investments:
Carrying value at end of period (d)	$570
Cost at end of period	$593
(a)	At March 31, 2006, there were 56 actively managed investments with an average original cost basis of approximately $6 million. Direct investments include $49 million of venture capital direct mezzanine investments in the form of subordinated debt.
(b)	Funds with active investment periods may call committed capital to invest in new or existing portfolio companies and for management fees.
(c)	Funds with expired investment periods may call committed capital only for investment in existing portfolio companies and for management fees.
(d)	In 2004, Mellon confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. Mellon Ventures will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio.

Mellon Financial Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Capital

Capital

(dollar amounts in millions except per share amounts; Common shares in thousands)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Total shareholders’ equity	$4,198	$4,202	$4,203
Total shareholders’ equity to assets ratio	11.07%	10.86%	11.23%

Tangible shareholders’ equity	$1,873	$1,888	$1,890
Tangible shareholders’ equity to assets ratio (a)	5.26%	5.19%	5.38%

Tier I capital ratio (b)(c)	11.22%	10.90%	10.79%
Total (Tier I plus Tier II) capital ratio (b)(c)	17.36%	16.87%	16.83%
Leverage capital ratio (b)(c)	8.58%	8.33%	8.06%
Total Tier I capital	$3,001	$2,963	$2,757
Total (Tier I plus Tier II) capital	$4,643	$4,585	$4,300
Total risk-adjusted assets	$26,743	$27,187	$25,547
Average assets—leverage capital basis	$34,980	$35,554	$34,207

Book value per common share	$10.15	$10.11	$9.93
Tangible book value per common share	$4.53	$4.54	$4.47

Closing common stock price per share	$35.60	$34.25	$28.54
Market capitalization	$14,723	$14,230	$12,078
Common shares outstanding	413,555	415,479	423,203
(a)	Shareholders’ equity less goodwill and intangibles divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust-preferred securities in Tier I capital, the tangible shareholders’ equity to asset ratio would have been 5.77%, 5.67% and 5.80%.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

The increase in the total and tangible shareholders’ equity to assets ratios at March 31, 2006 compared with Dec. 31, 2005, reflects a smaller balance sheet and earnings retention partially offset by stock repurchases and higher unrealized mark-to-market losses in the securities available for sale portfolio. The decrease in the total and tangible shareholders’ equity to assets ratios compared with March 31, 2005, reflects stock repurchases, higher unrealized mark-to-market losses in the securities available for sale portfolio and a larger balance sheet, partially offset by earnings retention. The increase in the risk-based capital ratios compared with Dec. 31, 2005 reflects earnings retention and a lower level of risk-adjusted assets. The increase compared with March 31, 2005 reflects earnings retention, partially offset by a higher level of risk-adjusted assets. For a discussion of our capital management policies, see page 32 of Mellon’s 2005 Financial Annual Report.

In September 2005, Mellon’s Board of Directors authorized a new share repurchase program of up to 25 million shares of common stock. During the first quarter of 2006, Mellon repurchased 4.3 million shares of its outstanding common stock under this program. In addition, on April 4, 2006 we repurchased 1 million shares. Included in the shares repurchased during the first quarter of 2006 were 2 million shares acquired through a purchase agreement with a broker-dealer counterparty at an initial price of $34.25 per share for a total of $69 million. Purchases through broker-dealer counterparties are subject to purchase price adjustments based on the actual price paid for the shares, and other related costs, by the counterparty. The price adjustment can be settled, at Mellon’s option, in cash or shares of common stock. In the first quarter of 2006, we settled the share repurchase agreements entered into in 2005 and January 2006 by issuing 196,000 shares. Since Jan. 1, 1999, Mellon’s Board of Directors has authorized seven repurchase programs for a total of 170 million shares. Following the share repurchases in the first quarter of 2006, 18 million common shares are available for repurchase under the September 2005 repurchase program, which does not have an expiration date.

Share reissuances totaled 2.6 million for the first quarter of 2006. These reissuances, which are primarily for employee benefit plan purposes, also include the shares issued to settle the share repurchase agreements.

38    Mellon Financial Corporation

Share repurchases during first quarter 2006

(common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
January 2006	2,279		$35.32	2,200
February 2006	1,450		35.12	1,375
March 2006	760		36.15	735
First quarter 2006	4,489	(b)	$35.40	4,310
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the first quarter of 2006 was $159 million, including $2 million of treasury shares used to settle the Jan. 3, 2006 accelerated share repurchase agreement.
(b)	Includes 179 thousand shares, at a purchase price of approximately $6 million, purchased from employees in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 36 and 37 of Mellon’s 2005 Financial Annual Report.

Composition of loan portfolio

The total loan portfolio at March 31, 2006 decreased $74 million compared with Dec. 31, 2005 and decreased $579 million compared with March 31, 2005. The decrease in domestic loans and leases compared with March 31, 2005 reflects lower levels of commercial real estate loans, primarily resulting from the sale and repayment of $565 million of large corporate real estate loans that occurred in the first quarter of 2006. These loans had previously been designated as held for sale and reclassified to other assets at Dec. 31, 2005.

At March 31, 2006, approximately 84% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has:

•	a Moody’s long-term rating of Baa3 or better, and/or;

•	a Standard and Poor’s long-term rating of BBB- or better; or

•	if unrated, an equivalent rating using our internal risk ratings.

Composition of loan portfolio

(in millions)	March 31, 2006		Dec. 31, 2005	March 31, 2005
Domestic loans and leases:
Commercial and financial	$2,235		$2,269	$2,420
Commercial real estate	1,394		1,360	1,871
Personal (a)	2,196		2,222	2,034
Lease finance assets (b)	343		370	449
Total domestic loans and leases	6,168		6,221	6,774
International loans and leases	331		352	304
Total loans and leases, net of unearned Discount	$6,499	(c)	$6,573	$7,078
(a)	Primarily consists of secured personal credit lines and mortgages for customers in the Private Wealth Management sector.
(b)	Represents large ticket lease assets that will run off through repayments, possible sales and no new originations.
(c)	Approximately $4.6 billion, or 71%, of the total loan portfolio is to Private Wealth Management customers.

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)(b)

(in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Unfunded commitments to extend credit (c):
Expire within one year	$4,010	$4,264	$5,440
Expire within one to five years	7,529	7,520	7,309
Expire over five years	287	253	211
Total unfunded commitments to extend credit	11,826	12,037	12,960

Commercial real estate commitments held for sale	—	307	—

Commercial letters of credit (d)	8	14	6

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,450	1,426	1,390
Custodian securities lent with indemnification against broker default of return of securities	114,885	105,801	97,370
Liquidity support provided to Three Rivers Funding Corp.	1,565	1,550	444
(a)	For a further discussion, see pages 100 through 103 of Mellon’s 2005 Financial Annual Report. In addition, we had outstanding commitments to fund venture capital investments of $71 million at March 31, 2006, $79 million at Dec. 31, 2005 and $112 million at March 31, 2005.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $501 million at March 31, 2006, $520 million at Dec. 31, 2005 and $491 million at March 31, 2005.
(d)	Net of participations and collateral totaling $4 million at March 31, 2006, $8 million at Dec. 31, 2005 and $45 million at March 31, 2005.
(e)	Net of participations and cash collateral totaling $150 million at March 31, 2006, $157 million at Dec. 31, 2005 and $209 million at March 31, 2005. At March 31, 2006, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1.7 years.

Unfunded commitments to extend credit

Total unfunded commitments to extend credit decreased $211 million, or 2%, compared with Dec. 31, 2005 and $1.134 billion, or 9%, compared with March 31, 2005. Unfunded commitments to extend credit expiring over one year increased $43 million, or 1%, compared with Dec. 31, 2005 and $296 million, or 4%, compared with March 31, 2005. These increases resulted from a shift towards longer maturities of loan commitments. At March 31, 2006, approximately 96% of unfunded loan commitments to our large corporate commercial and financial customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, Mellon offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate Mellon for a stated period to disburse funds to a third-party beneficiary if our customer fails to perform under the terms of an agreement with the beneficiary. We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At March 31, 2006, we had a liability of $8 million related to letters of credit.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $115 billion at March 31, 2006 and were primarily collateralized by cash and U.S. government securities.

40    Mellon Financial Corporation

For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 48, 49, 101 and 102 of Mellon’s 2005 Financial Annual Report.

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled $47 billion at March 31, 2006, compared with $38 billion at March 31, 2005, primarily relating to securities lending activity. Agency securities lending represents $44 billion of this guarantee at March 31, 2006, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions were collateralized by approximately $44 billion, primarily comprised of cash and OECD government securities. The joint venture also indemnifies approximately $400 million of cash collateral reinvested in repurchase agreements for risk of market or credit loss. The potential exposure of this guarantee assumes that there is no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO Bank N.V. which has an S&P 500 long-term credit rating of AA- and a Moody’s senior debt rating of Aa3.

Mellon’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) has a referral relationship with, and provides administrative services to, Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or Mellon. Its financial results are not included in the financial statements of the Bank or Mellon.

Fee revenue of less than $1 million was received from this entity in the first quarter of 2006 and first quarter of 2005. At March 31, 2006, TRFC’s receivables totaled $1.557 billion and commercial paper outstanding totaled $1.565 billion compared with $1.550 billion at Dec. 31, 2005. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $172 million at March 31, 2006 compared with $191 million at Dec. 31, 2005. Mellon’s maximum loss exposure related to TRFC is the full amount of the liquidity facility, or $1.565 billion, at March 31, 2006. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 40. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2005 Financial Annual Report.

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

Nonperforming assets

Nonperforming assets

(dollar amounts in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Nonaccrual loans and leases:
Commercial and financial	$1	$1	$9
Personal	2	2	4
Lease finance assets	10	13	15
Total nonaccrual loans and leases (a)	13	16	28
Total acquired property	3	—	—
Total nonperforming assets	$16	$16	$28
Nonaccrual loans as a percentage of total loans	.19%	.24%	.39%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.51%	.53%	.98%
(a)	Includes less than $1 million, $14 million and $7 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

Nonperforming assets totaled $16 million at March 31, 2006, unchanged from Dec. 31, 2005 and down from $28 million at March 31, 2005. The decrease compared with March 31, 2005 primarily resulted from principal payments and credit losses. At March 31, 2006, total nonperforming assets were comprised of nonperforming loans and leases of $10 million of regional airline leases, $3 million of various smaller loans and $3 million of acquired assets related to former airline leases. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in our 2005 Financial Annual Report.

At March 31, 2006 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $5 million, less than $1 million and less than $1 million. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

Provision and reserve for credit exposure

Mellon’s accounting policy regarding the reserve for credit exposure is regarded as a critical accounting policy in that it involves significant management valuation judgments. For a further discussion of our accounting policy relating to the reserve for credit exposure, see pages 56 and 57 of our 2005 Financial Annual Report. The allocation of the reserve for credit exposure is presented below. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure

(in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Reserve for loan losses:
Base reserves:
Commercial and financial	$31	$35	$40
Commercial real estate	—	—	5
Personal	3	3	4
Lease assets	22	19	33
Total domestic base reserve	56	57	82
International	4	4	1
Total base reserve	60	61	83
Impairment/judgmental	—	2	4
Total reserve for loan losses	$60	$63	$87
Reserve for unfunded commitments:
Commitments	$74	$71	$70
Letters of credit and bankers acceptances	8	7	7
Total reserve for unfunded commitments	$82	$78	$77
Total reserve for credit exposure	$142	$141	$164

Total base reserves at March 31, 2006 decreased $1 million from Dec. 31, 2005 reflecting an overall improvement in the credit quality of the loan portfolio. The reserve for unfunded commitments at March 31, 2006 was up $4 million from the Dec. 31, 2005 level. This increase reflects concerns regarding the credit quality of certain unfunded commitments to customers in the transportation industry. Mellon’s management concluded that, at March 31, 2006, the overall reserve level was appropriate for the estimated inherent losses in the loan portfolio.

42    Mellon Financial Corporation

Reserve activity Quarter ended

	March 31, 2006		Dec. 31, 2005		March 31, 2005
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$63	$78	$80	$77	$98	$67
Total credit losses	—	—	(14)	—	(1)	—
Total recoveries	—	—	—	—	1	—
Total net credit recoveries (losses) (a)	—	—	(14)	—	—	—
Provision for credit losses	(3)	4	2	3	(11)	10
Transfer to held for sale	—	—	(5)	(2)	—	—
Reserve at end of period	$60	$82	$63	$78	$87	$77
Reserve for loan losses as a percentage of total loans (b)	.91%	N/M	.96%	N/M	1.23%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (b)	N/M	.62%	N/M	.58%	N/M	.54%
Annualized net credit losses (recoveries) to average loans	—%	N/M	.77%	N/M	—%	N/M
(a)	Substantially all of the net credit losses/recoveries for the quarter ended Dec. 31, 2005 relate to lease finance assets.
(b)	At period-end.

N/M - Not meaningful.

Market and liquidity risk

For a discussion of the management of market and liquidity risk, see page 43 of Mellon’s 2005 Financial Annual Report.

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

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, N.A., and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2005 Financial Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2006 of up to approximately $250 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between April 1, 2006 and the date of any such dividend declaration. To comply with regulatory guidelines, Mellon and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At March 31, 2006, the Parent Corporation held $298 million of cash and $200 million of unpledged available for sale securities. The Parent Corporation has a $200 million revolving credit agreement with Mellon Bank, N.A., Mellon’s primary bank subsidiary, with a June 2006 expiration date. The agreement was executed at market terms. Under this

Mellon Financial Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

agreement any borrowings are to be collateralized with eligible assets of our non-bank subsidiaries. There were no borrowings under this facility at March 31, 2006. The Parent Corporation also has the ability to access the capital markets with $1.45 billion of unused capacity to issue debt, equity and junior subordinated debentures under a shelf registration statement. In March 2006, Mellon Bank, N.A. issued $250 million of 5.45% subordinated notes maturing in April 2016. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank, N.A.’s credit ratings, some of which are shown in the following table.

Debt ratings at March 31, 2006

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

Contractual maturities of Mellon’s long-term debt totaled approximately $300 million in the first quarter of 2006. There are no contractual maturities of long-term debt scheduled for the remainder of 2006.

We paid $83 million in common stock dividends in the first quarter of 2006 compared with $76 million in the first quarter of 2005. The common dividend payout ratio, on a net income basis, was 40% in the first quarter of 2006 on a dividend of $.20 per common share compared with 30% in the first quarter of 2005 on a dividend of $.18 per share. Based upon shares outstanding at March 31, 2006 and the current quarterly common stock dividend rate of $.22 per share, the annual common stock dividend is expected to be approximately $365 million.

As shown in the consolidated statement of cash flows, cash and due from banks decreased by $134 million during the first three months of 2006 to $2.239 billion. The decrease resulted from $941 million of net cash used in financing activities and $9 million of net cash used in operating activities, substantially offset by $814 million of net cash provided by investing activities. Net cash used in financing activities primarily resulted from a decrease in deposits and repurchases of common stock partially offset by higher short-term borrowings. Net cash provided by investing activities primarily resulted from a lower level of short-term investments and proceeds from commercial real estate loan sales, partially offset by net purchases of securities available for sale.

Asset/liability management

Asset/liability management activities address management of assets and liabilities from an interest rate risk, currency risk and liquidity management perspective, including the use of derivatives.

Selected average balances

	Quarter ended
(in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Assets:
Money market investments	$2,330	$2,825	$4,252
Trading account securities	309	283	308
Securities	17,503	16,823	13,714
Loans	6,758	7,133	6,882
Total interest-earning assets	26,900	27,064	25,156
Noninterest-earning assets	10,679	11,003	11,811
Reserve for loan losses	(64)	(79)	(98)
Total assets	$37,515	$37,988	$36,869
Funds supporting total assets:
Core funds	$34,449	$34,997	$34,400
Purchased funds	3,066	2,991	2,469
Funds supporting total assets	$37,515	$37,988	$36,869

The $164 million decrease in average interest-earning assets in the first quarter of 2006 compared with the fourth quarter of 2005 primarily resulted from lower levels of money market investments and loans, primarily offset by higher levels of securities. The $1.7 billion increase in average interest earning assets compared with the first quarter of 2005 resulted from a higher level of securities partially offset by a lower level of money market investments. The increase in average securities, compared with both periods, was due to purchases of high quality floating rate and other short duration mortgage-backed securities. The lower level of loans compared with the fourth quarter of 2005 primarily resulted from the first quarter 2006 sale of

44    Mellon Financial Corporation

the large corporate real estate loan portfolio. The proportion of average core funds to average total assets in the first quarter of 2006 was 92% compared with 93% in the first quarter of 2005. See page 45 of Mellon’s 2005 Financial Annual Report for a definition of core and purchased funds.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50, 100 and 200 basis point shift downward in short-term interest rates on net interest revenue and earnings per share. Principal cash flows anticipated over the next twelve months from discretionary investments and loans in business exits (discussed on page 36) are assumed to be reinvested in short-term money market assets, while term debt maturing within the next twelve months is replaced with short-term funding.

This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2006. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the March 31, 2006 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding Mellon’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 45 through 47 in Mellon’s 2005 Financial Annual Report.

Interest rate simulation sensitivity analysis

	Simulated increase (decrease) in the next 12 months
	compared with last 12 months’ actual results		compared with a scenario of unchanged rates
	Net interest revenue	Earnings per share	Net Interest revenue	Earnings per share
Movement in interest rates from March 31, 2006 rates:
Unchanged	0.8%	$0.01	N/A	N/A

Up 50 bp	0.1%	$—	(0.6)%	$—
Up 100 bp	(0.6)	—	(1.3)	(0.01)
Up 200 bp	(2.3)	(0.02)	(3.0)	(0.02)

Down 50 bp	1.1%	$0.01	0.4%	$—
Down 100 bp	1.4	0.01	0.7	0.01
Down 200 bp	1.6	0.01	0.8	0.01

bp - basis points.

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at March 31, 2006, nor did it exceed our guidelines at March 31, 2005.

Managing interest rate risk with derivative instruments

Derivatives are used as part of Mellon’s overall asset/liability management process to augment the management of interest rate exposure. The gross notional amount of interest rate swaps used to manage interest rate risk was $2.835 billion at March 31, 2006, compared with $3.110 billion at Dec. 31, 2005 and $3.082 billion at March 31, 2005. The decrease compared with Dec. 31, 2005 and March 31, 2005, primarily resulted from the maturity of long-term debt. The gross notional value at March 31, 2006 was primarily comprised of receive-fixed rate instruments associated with long-term debt and junior subordinated debentures with a weighted average maturity of approximately 8 years and weighted average interest rates received and paid of 5.53% and 4.95%, respectively. The net interest differential between interest revenue and interest expense resulted in interest revenue of $7 million in the first quarter of 2006, compared with interest revenue of $29 million in the first quarter of 2005. Additional information regarding these contracts is presented in Note 27 in Mellon’s 2005 Financial Annual Report.

Mellon Financial Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

We enter into interest rate swaps designated as fair value hedges, to convert portions of our fixed rate junior subordinated debentures to floating rate debt, our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate certificates of deposit to variable rate certificates of deposit. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps. No ineffectiveness was recorded for the three months ended March 31, 2006 and March 31, 2005. At March 31, 2006, there were no outstanding cash flow hedges.

Derivative instruments used for trading purposes

Mellon enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing our risks in certain trading portfolios and as part of our proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange trading revenue and other revenue. Additional information regarding these contracts is presented in Mellon’s 2005 Financial Annual Report on pages 47 and 48 and in Note 27.

Derivative instruments used for trading purposes

(notional amounts in millions)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Commitments to purchase and sell foreign currency contracts	$92,480	$72,562	$77,154
Foreign currency option contracts purchased	3,967	4,361	5,202
Foreign currency option contracts written	5,304	5,688	8,660
Interest rate agreements:
Interest rate swaps	15,734	15,180	11,406
Options, caps and floors purchased	521	563	797
Options, caps and floors written	806	858	788
Futures and forward contracts	10,159	6,946	10,819
Equity options	1,831	1,859	2,625
Credit default swaps	574	598	643
Total return swaps	42	27	32

We use a value-at-risk methodology to estimate the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Using our methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate average value-at-risk for trading activities and credit default swaps was approximately $5 million for each of the 60 business-day periods ending March 31, 2006, Dec. 31, 2005 and March 31, 2005.

Critical accounting policies

Our significant accounting policies are discussed in Note 1 of Mellon’s 2005 Financial Annual Report. Our critical accounting policies are those related to valuing venture capital investments, establishing the reserve for credit exposure, and accounting for pensions, as referenced below.

Critical policy	Reference

Valuing venture capital investments	Mellon’s 2005 Financial Annual Report, pages 55 and 56.

Provision and reserve for credit exposure	Mellon’s 2005 Financial Annual Report, pages 56 and 57.

Accounting for pensions	Mellon’s 2005 Financial Annual Report, page 57 and pages 92 and 93.

46    Mellon Financial Corporation

Supplemental Information - Reconciliation of Reported GAAP Amounts to Adjusted Non-GAAP Amounts

Reported Amounts are presented in accordance with Generally Accepted Accounting Principles (GAAP). We believe that this supplemental adjusted non-GAAP information is useful to the investment community in analyzing the financial results and trends of ongoing operations. We believe it facilitates comparisons with prior periods and reflects the principal basis on which our management monitors financial performance. See the table below for a reconciliation of first quarter 2006 and 2005 Reported Amounts presented in accordance with GAAP to Adjusted non-GAAP Amounts, which exclude these items. We do not believe any adjustments to Reported Amounts for the fourth quarter of 2005 are necessary to facilitate comparisons with the first quarter of 2006. We have made no adjustments to fourth quarter 2005 Reported Amounts for the purpose of our internal assessment of quarterly financial performance.

Supplemental information

	First Quarter 2006				First Quarter 2005				Adjusted Amounts (non-GAAP) % Change
(dollar amounts in millions)	Reported Amounts (GAAP)	Adjustments		Adjusted Amounts (non-GAAP)	Reported Amounts (GAAP)	Adjustments		Adjusted Amounts (non-GAAP)
Noninterest revenue:
Fee and other revenue	$1,140	$—		$1,140	$1,152	$(197	)(b)	$955
Gains on sales of securities	—	—		—	—	—		—

Total noninterest revenue	1,140	—		1,140	1,152	(197)		955	19%

Net interest revenue	126	—		126	117	—		117	7%

Total revenue	1,266	—		1,266	1,269	(197)		1,072	18%

Provision for credit losses	1	—		1	(1)	—		(1)

Operating expense:
Staff:
Compensation	272	(2	)(a)	270	247	—		247
Incentives	171	(16	)(a)	155	108	—		108
Employee benefits	76	(1	)(a)	75	66	—		66

Total staff	519	(19)		500	421	—		421	19%
Net occupancy	59	—		59	59	(2	)(c)	57
Other	388	—		388	324	(13	)(d)	311

Total operating expense	966	(19)		947	804	(15)		789	20%

Income from continuing operations before taxes	$299	$19		$318	$466	$(182)		$284	12%

Memo - Fully taxable equivalent basis:
Total noninterest revenue	$1,149	$—		$1,149	$1,162	$(197)		$965	19%
Net interest revenue	130	—		130	121	—		121	7%

Total revenue	$1,279	$—		$1,279	$1,283	$(197)		$1,086	18%
Income from continuing operations before taxes	$312	$19		$331	$480	$(182)		$298	11%

Pre-tax operating margin (e)	24%			26%	37%			27%
Fee and other revenue as a percentage of total revenue	90%			90%	91%			89%
Staff expense as a percentage of total revenue	41%			39%	33%			39%
(a)	Reflects the charge recorded in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.
(b)	Reflects the gain from the sale of our remaining investment in Shinsei Bank.
(c)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London.
(d)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business previously identified as held for sale.
(e)	Income from continuing operations before taxes as a percentage of total revenue.

Mellon Financial Corporation    47

Item 4. Controls and Procedures.

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2006, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of March 31, 2006, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Corporation may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

48    Mellon Financial Corporation

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected return on pension plan assets; expected cash contributions to funded defined benefit pension plans; amounts of contingent and deferred consideration payable for acquisitions; the fair value of the Corporation’s stock options; the amount of total unrecognized compensation cost related to stock options and restricted stock expected to be recognized over a weighted average specified period of years; collectibility of securities; estimated annual amortization expense; expected margins of business sectors; the impact of market and demographic trends; potential future venture capital gains or losses, possible changes in the value of the portfolio and intentions as to future investments; the expected second quarter 2006 net interest revenue; expected net periodic pension cost for 2006; the expected tax provisioning rate and the adequacy of tax accruals; future deductibility of disallowed tax deductions; the impact of a proposed FASB staff position and a FASB Exposure Draft; economic capital allocations; the Corporation’s intention not to renew certain credit relationships; liabilities for guarantees and indemnities; possible losses related to Three Rivers Funding Corporation (TRFC); credit exposure reserve appropriateness; the Corporation’s liquidity management and interest rate risk management objectives; simulation of changes in interest rates; the value-at-risk for trading activities and credit default swaps; and litigation results.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; equity, fixed-income and foreign exchange market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; customers’ sensitivity to increases in oil prices and decreasing travel; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within the Corporation’s markets; consumer spending and savings habits; interest rate fluctuations; geographic sources of income; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation process; and the effects of recent and any further terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

All forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Mellon Financial Corporation    49

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

As previously reported in Mellon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on March 22, 2005, the United States Attorney for the Western District of Pennsylvania announced that six former employees of a subsidiary of Mellon had been indicted by a federal grand jury in Pittsburgh, Pennsylvania on a series of charges relating to the destruction in April 2001 of approximately 80,000 United States tax returns and payments. In related public comments, the United States Attorney indicated that the investigation is continuing. Mellon is cooperating fully in this investigation. On Jan. 20, 2006, one of these six indicted former employees entered a guilty plea in this matter. On March 23, 2006, the United States Attorney proposed to resolve its investigation with respect to Mellon Bank, N.A. through a settlement agreement between Mellon Bank and the United States Attorney. We are reviewing the United States Attorney’s proposal. There can be no assurance that an agreement will be reached.

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

The SEC staff has informed MIS that its recommendation relates to MIS’ disclosure practices to its transfer agency (issuer) clients during the period 2001 through late 2004 concerning the receipt of fees from a search firm that performs in-depth searches for “lost” shareholders. Fees received by MIS from this firm during this period aggregate to approximately $5 million. MIS believes that the SEC staff has been investigating related practices at other transfer agents. MIS has been cooperating fully with the SEC staff in its investigation and has made a submission explaining why it believes that its conduct was lawful.

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

50    Mellon Financial Corporation

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On March 31, 2006, the Corporation issued an aggregate of 195,942 shares of its Common Stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to three sophisticated purchasers, in settlement of the Corporation’s obligations in the amount of $7 million under agreements previously entered into with such persons under which the Corporation purchased outstanding shares of its Common Stock from such persons. The shares were registered for resale by such persons.

(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on pages 38 and 39 of this report and is incorporated into this Item by reference.

Information regarding limitations on the payment of dividends by the Corporation’s national bank subsidiaries appears under “Liquidity and dividends” on page 43 of this report and is incorporated into this Item by reference.

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.

10.1	Form of Non-qualified Stock Option Agreement.

10.2	Form of Type I Stock Option Agreement.

10.3	Form of Restricted Stock Agreement.

10.4	Description of Terms of Performance Share Awards.

10.5	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated Jan. 31, 2006.

10.6	Information relating to former Chairman and Chief Executive Officer.

10.7	Compensatory Arrangements for David F. Lamere.

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2005 Financial Annual Report to Shareholders.

Mellon Financial Corporation    51

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: May 5, 2006	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of the Registrant)

52    Mellon Financial Corporation

CORPORATE INFORMATION

Business of Mellon	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through our five business sectors (Mellon Asset Management, Private Wealth Management, Asset Servicing, Payment Solutions & Investor Services and Other), we serve two distinct major classes of customers—corporations and institutions and high net worth individuals. For corporations and institutions, we provide investment management, trust and custody; foreign exchange; securities lending; performance analytics; fund administration, outsourcing solutions for investment managers; shareholder services; global cash management; treasury management; and banking services. For individuals, we provide mutual funds, wealth management and private banking services. Mellon’s asset management businesses, which include The Dreyfus Corporation, Founders Asset Management LLC, Standish Mellon Asset Management Company LLC and U.K.-based Newton Investment Management, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL.

Stock Prices	Prices for Mellon’s common stock can be viewed at www.mellon.com.

Transfer Agent and Registrar	Mellon Investor Services P.O. Box 3315 South Hackensack, NJ 07606 or Newport Office Center VII 480 Washington Boulevard Jersey City, NJ 07310

Shareholder Services

Mellon Investor Services maintains the records for our registered shareholders and can provide a variety of services at no charge such as those involving:

Change of name or address

Consolidation of accounts

Duplicate mailings

Dividend reinvestment enrollment

Transfer of stock to another person

Direct Stock Purchase and Dividend Reinvestment Plan	The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from Mellon at the current market value. Nonshareholders may purchase their first shares of Mellon’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be obtained from Mellon Investor Services by e-mailing shrrelations@melloninvestor.com or by calling 1 800 205-7699.

Dividend Payments	Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Electronic Deposit of Dividends	Registered shareholders may have quarterly dividends paid on Mellon’s common stock deposited electronically to their checking or savings account, free of charge. To have your dividends deposited electronically, send a written request by e-mail to shrrelations@melloninvestor.com or by mail to Mellon Investor Services, P.O. Box 3315, South Hackensack, NJ 07606. For more information, call 1 800 205-7699.

Form 10-K and Shareholder Publications

For a free copy of Mellon’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of Mellon, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

The 2005 Summary and Financial Annual Reports, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access	Mellon: www.mellon.com
Mellon Investor Services: www.melloninvestor.com
Also see Internet access for Business Groups/Principal Entities in the 2005 Mellon Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Publication Requests/Securities Transfer Agent	To request the Annual Report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Corporate Social Responsibility	Corporate Social Responsibility information, including a report on Mellon’s comprehensive community involvement such as charitable contributions, is available online at www.mellon.com or by calling (412) 234-8680.

Corporate Communications/Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

Shareholder Account Access
By Internet

24 hours a day/7 days a week

www.melloninvestor.com/ISD

Shareholders can register to receive shareholder information electronically by enrolling in MLink. To enroll, access www.melloninvestor.com/ISD and follow two easy steps.

By phone

24 hours a day/7 days a week

Toll-free in the U.S. 1 800 205-7699

Outside the U.S. (201) 680-6578

Telecommunications Device for the Deaf

(TDD) Lines

(in the U.S.) 1 800 231-5469

(outside the U.S.) (201) 680-6610

By mail	Mellon Investor Services P.O. Box 3315 South Hackensack, NJ 07606

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

Mellon Financial Corporation    53

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Form of Non-qualified Stock Option Agreement.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.2	Form of Type I Stock Option Agreement.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.3	Form of Restricted Stock Agreement.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.4	Description of Terms of Performance Share Awards.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.5	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated Jan. 31, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 31, 2006, and incorporated herein by reference.

54    Mellon Financial Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
10.6	Information relating to former Chairman and Chief Executive Officer.	Previously filed as Item 5.02 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 31, 2006, and incorporated herein by reference.

10.7	Compensatory Arrangements for David F. Lamere (see the Current Report on Form 8-K (File No. 1-7410) dated April 13, 2006 and the exhibits filed therewith for more current information).	Previously filed as Exhibit 10.21 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2005, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2005 Financial Annual Report to Shareholders.	Previously filed as a portion of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2005 and incorporated herein by reference.

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

Mellon Financial Corporation    55