Form 10-Q
period 2006-06-30
MELLON FINANCIAL CORP
filed 2006-08-07
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2006

Common Stock, $.50 par value	411,438,559

MELLON FINANCIAL CORPORATION

SECOND QUARTER 2006 FORM 10-Q

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	2
Consolidated Balance Sheet (unaudited)	3
Consolidated Statement of Cash Flows (unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	5

Notes to Financial Statements	7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4. Controls and Procedures.	60

Cautionary Statement	61

Part II - Other Information

Item 1. Legal Proceedings.	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	63

Item 4. Submission of Matters to a Vote of Security Holders.	63

Item 6. Exhibits.	64

Signature	65

Corporate Information	66

Index to Exhibits	67

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENT (unaudited)

Mellon Financial Corporation (and its subsidiaries)

		Quarter ended					Six months ended
(dollar amounts in millions, except per share amounts)		June 30, 2006		March 31, 2006		June 30, 2005	June 30, 2006	June 30, 2005
Noninterest	Investment management	$537		$524		$443	$1,061	$872
revenue	Distribution and service	108		98		74	206	145
	Institutional trust and custody	244		224		193	468	367
	Payment solutions & investor services	124		121		142	245	276
	Foreign exchange trading	69		58		50	127	104
	Financing-related/equity investment	50		54		50	104	301
	Other	46		61		46	107	85

	Total fee and other revenue	1,178		1,140		998	2,318	2,150
	Gains on sales of securities	—		—		—	—	—

	Total noninterest revenue	1,178		1,140		998	2,318	2,150

Net interest	Interest revenue	360		335		286	695	535
revenue	Interest expense	242		209		159	451	291

	Net interest revenue	118		126		127	244	244
	Provision for credit losses	(3)		1		3	(2)	2

	Net interest revenue after provision for credit losses	121		125		124	246	242
Operating	Staff	493		519		427	1,012	848
expense	Professional, legal and other purchased services	127		115		110	242	210
	Distribution and servicing	126		115		90	241	171
	Net occupancy	59		59		57	118	116
	Equipment	44		44		44	88	85
	Business development	28		26		23	54	44
	Communications	22		24		19	46	44
	Amortization of intangible assets	7		7		7	14	13
	Other	67		57		49	124	99

	Total operating expense	973		966		826	1,939	1,630

Income	Income from continuing operations before income taxes	326		299		296	625	762
	Provision for income taxes	97		97		93	194	254

	Income from continuing operations	229		202		203	431	508
	Discontinued operations:
	Loss from operations, net of tax benefit of $-, $-, $(23), $- and $(36)	—		—		(49)	—	(100)
	Net gain (loss) on disposals, net of tax expense (benefit) of $1, $(5), $41, $(4) and $41	3		5		(29)	8	(28)

	Income (loss) from discontinued operations, net of tax expense (benefit) of $1, $(5), $18, $(4) and $5	3		5		(78)	8	(128)

	Net income	$232		$207		$125	$439	$380
Earnings per	Basic:
share (a)	Continuing operations	$.56		$.49		$.49	$1.05	$1.22
	Discontinued operations	.01		.01		(.19)	.02	(.31)

	Net income	$.56	(b)	$.51	(b)	$.30	$1.07	$.91

	Diluted:
	Continuing operations	$.55		$.49		$.49	$1.04	$1.21
	Discontinued operations	.01		.01		(.19)	.02	(.31)

	Net income	$.56		$.50		$.30	$1.06	$.90
Shares	Basic average shares outstanding	408,154		409,555		414,908	408,851	417,272
outstanding	Common stock equivalents	4,832		4,693		3,036	4,728	3,327

	Diluted average shares outstanding	412,986		414,248		417,944	413,579	420,599

(a)	Calculated based on unrounded numbers.
(b)	Amounts do not foot due to rounding.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET (unaudited)

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)		June 30, 2006	Dec. 31, 2005	June 30, 2005
Assets	Cash and due from banks	$2,359	$2,373	$2,787
	Interest-bearing deposits with banks	1,451	1,339	1,784
	Federal funds sold and securities under resale agreements	1,855	1,626	367
	Other money market investments	103	120	98
	Trading account securities	443	269	249
	Securities available for sale	18,179	17,245	15,500
	Investment securities (approximate fair value of $156, $170 and $192)	154	167	188
	Loans, net of unearned discount of $33, $30 and $28	6,872	6,573	7,533
	Reserve for loan losses	(58)	(63)	(87)

	Net loans	6,814	6,510	7,446
	Premises and equipment	697	656	600
	Goodwill	2,212	2,166	2,129
	Other intangibles	139	148	147
	Other assets	5,786	6,059	5,640

	Total assets	$40,192	$38,678	$36,935
Liabilities	Noninterest-bearing deposits in domestic offices	$9,049	$10,511	$7,628
	Interest-bearing deposits in domestic offices	11,237	10,498	9,941
	Interest-bearing deposits in foreign offices	6,257	5,065	6,247

	Total deposits	26,543	26,074	23,816
	Federal funds purchased and securities under repurchase agreements	1,243	789	912
	Term federal funds purchased and U.S. Treasury tax and loan demand notes	81	32	74
	Commercial paper	—	—	—
	Other funds borrowed	305	24	97
	Reserve for unfunded commitments	81	78	81
	Other liabilities	3,109	2,774	2,769
	Notes and debentures (with original maturities over one year)	3,565	3,663	4,008
	Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,024	1,042	1,056

	Total liabilities	35,951	34,476	32,813

Shareholders’ equity	Common stock - $.50 par value Authorized - 800,000,000 shares, Issued – 588,661,920 shares	294	294	294
	Additional paid-in capital	1,953	1,953	1,930
	Retained earnings	7,095	6,842	6,611
	Accumulated unrealized loss, net of tax	(145)	(84)	(3)
	Treasury stock of 177,223,361; 173,183,019 and 170,497,943 shares, at cost	(4,956)	(4,803)	(4,710)

	Total shareholders’ equity	4,241	4,202	4,122

	Total liabilities and shareholders’ equity	$40,192	$38,678	$36,935

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Mellon	Financial Corporation (and its subsidiaries)

		Six months ended June 30,
(in millions)		2006	2005 Revised (a)
Cash flows from	Net income	$439	$380
operating activities	Income (loss) from discontinued operations	8	(128)

	Income from continuing operations	431	508
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and other amortization	77	71
	Deferred income tax (benefit) expense	(56)	27
	Provision for credit losses	(2)	2
	Gain on sale of investment in Shinsei Bank	—	(197)
	Pension expense	17	8
	Net (increase) decrease in trading account securities	(37)	17
	Net change in accruals and other	4	58
	Net effect of discontinued operations	1	(5)

	Net cash provided by operating activities	435	489
Cash flows from	Net (increase) decrease in term deposits and other money market investments	(95)	941
investing activities	Net (increase) decrease in federal funds sold and securities under resale agreements	(229)	1,483
	Net increase in seed capital investments	(136)	(4)
	Purchases of securities available for sale	(4,541)	(5,273)
	Proceeds from sales of securities available for sale	1,250	1,120
	Proceeds from maturities of securities available for sale	2,249	2,051
	Proceeds from maturities of investment securities	13	22
	Redemption of corporate and bank owned life insurance	182	89
	Proceeds from the sale of investment in Shinsei Bank	—	244
	Net principal advances of loans to customers	(302)	(838)
	Proceeds from loans held for sale and other loan sales	569	59
	Purchases of premises and equipment/capitalized software	(105)	(53)
	Proceeds from divestitures	—	358
	Net cash disbursed in acquisitions	(12)	(82)
	Net investment in WestLB joint venture	(122)	—
	Net increase (decrease) from other investing activities	1	(22)
	Net effect of discontinued operations	—	9

	Net cash (used in) provided by investing activities	(1,278)	104
Cash flows from	Net increase in deposits	469	244
financing activities	Net increase in federal funds purchased and securities under repurchase agreements	454	208
	Net increase (decrease) in other funds borrowed	330	(33)
	Net decrease in commercial paper	—	(6)
	Repayments of longer-term debt	(305)	(518)
	Net proceeds from issuance of longer-term debt	256	—
	Dividends paid on common stock	(174)	(160)
	Proceeds from the exercise of stock options	51	13
	Proceeds from issuance of common stock	9	10
	Tax benefit realized on share-based payment awards	13	3
	Repurchase of common stock	(285)	(223)
	Net effect of discontinued operations	—	(19)

	Net cash provided by (used in) financing activities	818	(481)
	Effect of foreign currency exchange rates	11	(100)
Change in cash and	Net (decrease) increase in cash and due from banks	(14)	12
due from banks	Cash and due from banks at beginning of period	2,373	2,775

	Cash and due from banks at end of period	$2,359	$2,787
Supplemental	Interest paid	$423	$279
disclosures	Income taxes paid	244	196
	Income taxes refunded	1	2
(a)	See Note 1 of Notes to Financial Statements.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Mellon Financial Corporation (and its subsidiaries)

Quarter ended June 30, 2006 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated Unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at March 31, 2006	$294	$1,951	$6,967	$(135)	$(4,879)	$4,198
Comprehensive results:
Net income	—	—	232	—	—	232
Other comprehensive results, net of tax	—	—	—	(10)	—	(10)
Total comprehensive results	—	—	232	(10)	—	222
Dividends on common stock at $0.22 per share	—	—	(91)	—	—	(91)
Repurchase of common stock	—	—	—	—	(129)	(129)
Stock awards and options exercised	—	2	(13)	—	39	28
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	7	7
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	4	4
Common stock issued in settlement of share repurchase agreements with broker-dealer counterparties	—	—	—	—	1	1
Balance at June 30, 2006	$294	$1,953	$7,095	$(145)	$(4,956)	$4,241

Mellon Financial Corporation (and its subsidiaries)
Quarter ended June 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated Unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at March 31, 2005	$294	$1,926	$6,574	$(18)	$(4,573)	$4,203
Comprehensive results:
Net income	—	—	125	—	—	125
Other comprehensive results, net of tax	—	—	—	15	—	15
Total comprehensive results	—	—	125	15	—	140
Dividends on common stock at $0.20 per share	—	—	(84)	—	—	(84)
Repurchase of common stock	—	—	—	—	(168)	(168)
Stock awards and options exercised	—	4	(4)	—	19	19
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	8	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Balance at June 30, 2005	$294	$1,930	$6,611	$(3)	$(4,710)	$4,122

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)

Mellon Financial Corporation (and its subsidiaries)
Six months ended June 30, 2006 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated Unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2005	$294	$1,953	$6,842	$(84)	$(4,803)	$4,202
Comprehensive results:
Net income	—	—	439	—	—	439
Other comprehensive results, net of tax	—	—	—	(61)	—	(61)
Total comprehensive results	—	—	439	(61)	—	378
Dividends on common stock at $0.42 per share	—	—	(174)	—	—	(174)
Repurchase of common stock	—	—	—	—	(293)	(293)
Stock awards and options exercised	—	—	(12)	—	109	97
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	14	14
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	2	2
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	7	7
Common stock issued in settlement of share repurchase agreements with broker-dealer counterparties	—	—	—	—	8	8
Balance at June 30, 2006	$294	$1,953	$7,095	$(145)	$(4,956)	$4,241

Mellon Financial Corporation (and its subsidiaries)
Six months ended June 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated Unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2004	$294	$1,931	$6,397	$49	$(4,569)	$4,102
Comprehensive results:
Net income	—	—	380	—	—	380
Other comprehensive results, net of tax	—	—	—	(52)	—	(52)
Total comprehensive results	—	—	380	(52)	—	328
Dividends on common stock at $0.38 per share		—	(160)	—	—	(160)
Repurchase of common stock	—	—	—	—	(223)	(223)
Stock awards and options exercised	—	(1)	(6)	—	56	49
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	16	16
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	3	3
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	7	7
Balance at June 30, 2005	$294	$1,930	$6,611	$(3)	$(4,710)	$4,122

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

For details of guarantees, see “Other guarantees and indemnities” in the table on page 51, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 51 and 52. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

Correction of an immaterial accounting error

The financial results reported in our second quarter 2006 Quarterly Earnings Release and Quarterly Earnings Summary on July 19, 2006 have been revised for an immaterial accounting error related to our interpretation and application of the “shortcut” method of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended.” The cumulative correction resulted in a $1 million, or 0.7%, increase to previously reported net income in the second quarter of 2006. We had used the shortcut method to account for hedges related to our junior subordinated debentures. Subsequent to the release of our second quarter earnings on July 19, 2006, we determined that this method of accounting for these instruments is not permitted under the strict requirements of SFAS No. 133. As a result, changes in the market value of the derivatives previously accounted for as hedges and associated with the junior subordinated debentures should have been recorded in other noninterest revenue with no corresponding change to the carrying value of the junior subordinated debentures on our balance sheet.

We have evaluated the impact of such revised accounting for all quarterly and annual periods since the inception of the hedges in December 2000. We do not believe these adjustments materially, either positively or negatively, affect our financial trends. We concluded that the impact was immaterial to our reported results. However, we determined it is appropriate to record an adjustment as of June 30, 2006 to correct the cumulative impact of this immaterial accounting error. The cumulative pre-tax adjustment resulted in additional other income included in noninterest revenue of $2 million for the second quarter of 2006. At June 30, 2006, the derivatives were classified as a trading position. We terminated the derivatives in July 2006.

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

The following table illustrates the pro forma effect on income and earnings per share as if the provisions of SFAS No. 123 (Revised 2004) had been applied to all awards in the first half of 2005. Awards under our plans generally vest over periods of three or more years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that required by SFAS No. 123 (Revised 2004) because we are now expensing nonvested ShareSuccess options granted prior to 2003.

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

Pro forma income from continuing operations

	Quarter ended		Six months ended
(in millions, except per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006		June 30, 2005
Income as reported	$229	$203	$431		$508
Add: Stock-based employee compensation expense, using the modified prospective method, included in reported net income, net of tax (a)	11	10	31	(b)	18
Deduct: Total stock- based employee compensation expense, using the retroactive method, determined under fair value based method for all awards, net of tax (a)	(11)	(13)	(31	)(b)	(25)
Pro forma income	$229	$200	$431		$501
Earnings per share:
Basic - as reported	$.56	$.49	$1.05		$1.22
Basic - pro forma	$.56	$.48	$1.05		$1.20
Diluted - as reported	$.55	$.49	$1.04		$1.21
Diluted - pro forma	$.55	$.48	$1.04		$1.19
(a)	Reported and pro forma results include compensation expense for restricted stock, net of tax, of $5 million for the second quarter of 2006, $5 million for the second quarter of 2005, $17 million for the first six months of 2006 and $9 million for the first six months of 2005.
(b)	Includes $9 million, net of tax, for amounts payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

Net periodic benefit cost (a)

	Quarter ended						Six months ended
	June 30, 2006		March 31, 2006		June 30, 2005		June 30, 2006		June 30, 2005
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$13	$—	$13	$—	$12	$—	$26	$1	$27	$1
Interest cost	22	1	22	1	21	1	44	2	43	2
Expected return on plan assets	(41)	—	(41)	—	(40)	—	(82)	—	(81)	—
Amortization of transition asset	—	1	—	1	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—	2	—	2	—
Recognized net actuarial loss	13	—	14	—	11	—	27	—	23	—
(Gain) loss on divesture (b)	—	—	—	—	2	(3)	—	—	2	(3)
Net periodic benefit cost	$8	$2	$9	$2	$7	$(1)	$17	$4	$16	$1
(a)	Pension benefits expense includes discontinued operations expense of $4 million for the second quarter of 2005 and $8 million for the first six months of 2005.
(b)	Relates to the sale of the HR consulting practices, benefits administration and business process outsourcing businesses.

8    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $8 million for the remainder of 2006. Cash contributions totaled $4 million in the second quarter of 2006 and $8 million in the first six months of 2006.

Statement of cash flows

Cash flows from discontinued operations are separately identified within the operating, investing and financing categories. In prior periods, these amounts had been reported on a combined basis as a single amount.

Note 2 — Contingent and deferred consideration related to acquisitions

There were no acquisitions completed during the second quarter of 2006. Additional cash consideration for prior acquisitions of $1 million was paid in the second quarter of 2006.

We record contingent purchase payments when amounts are determinable. Amounts generally become determinable and payable when an acquisition reaches a certain level of performance. At June 30, 2006, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $30 million to $60 million over the next three years. None of the potential contingent additional consideration was recorded as goodwill at June 30, 2006. In addition, in September 2006 we are obligated to pay the last of four annual installments of $12.5 million for the Standish Mellon acquisition. The $47 million net present value of this obligation was recorded as additional goodwill in the fourth quarter of 2002.

Mellon owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have attempted to exercise certain “put” rights, which obligate our subsidiary to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and administration, among other things. The minority interest owners and Mellon disagree on the computation of the purchase price. This dispute is in binding arbitration. We offered $5 million for the remaining 30% of the company and the minority interest owners made an initial request of $57 million, based upon exchange rates at June 30, 2006.

Note 3 — Adoption of new accounting standard—share-based payment

On Jan. 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” which requires an entity to recognize in the income statement the grant-date fair value of stock options over their vesting period. Mellon had previously adopted the fair value recognition provisions of SFAS No. 123, on a prospective basis, for all awards granted, modified or settled after Jan. 1, 2003. We elected to use the modified prospective transition method as permitted by SFAS 123 (Revised 2004) and therefore have not restated our financial results for prior periods. Under this method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, Jan. 1, 2006. As such, we began expensing our nonvested ShareSuccess options that were awarded prior to 2003. The total impact of expensing the ShareSuccess options was $1 million in the second quarter of 2006 and $2 million for the first six months of 2006. In addition, as discussed further on page 14, we recorded $1 million of expense in the second quarter of 2006 and $2 million for the first six months of 2006 for restricted stock awards to retirement-eligible employees, bringing the total impact of adoption of SFAS No. 123 (Revised 2004) to $2 million in the second quarter of 2006 and $4 million in the first six months of 2006.

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

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

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

Stock option expense

Stock option expense, determined using the Black-Scholes option pricing model, totaled $9 million pre-tax, or $6 million after-tax, in the second quarter of 2006 compared with $6 million pre-tax, or $5 million after-tax, in the second quarter of 2005. Stock option expense totaled $20 million pre-tax, or $14 million after-tax, in the first six months of 2006 compared with $12 million pre-tax, or $9 million after-tax, in the first six months of 2005. The first six months of 2006 expense included $3 million pre-tax for our former chairman and chief executive officer, pursuant to his employment agreement. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period.

The Black-Scholes option pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. The fair value of each option was estimated on the date of the grant using assumptions applicable as of that date. The average value of the assumptions used, weighted by the number of options granted on each date, are shown in the following table:

	June 30, 2006	March 31, 2006	June 30, 2005
Expected dividend yields	2.3%	2.3%	2.9%
Risk-free interest rates	4.8%	4.4%	3.7%
Expected volatility	22%	23%	22%
Expected lives of options	5.5 yrs.	5.7 yrs.	4.7 yrs.

Mellon uses a market-based implied volatility for traded options on its stock for the corresponding expected term of the option as the expected volatility assumption input into the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon the yield on the measurement date of zero-coupon Treasury Strips whose maturity period equals the option’s expected term. The dividend yield assumption is based on Mellon’s history and expectation of dividend payouts over the term of the option. The expected life computation was derived based on historical exercise patterns.

Long-Term Profit Incentive Plan

Mellon’s Long-Term Profit Incentive Plan (2004) provides for the issuance of stock options, stock appreciation rights, performance units, deferred cash incentive awards, shares of restricted stock, deferred share awards and other stock-based awards to employees of Mellon and its subsidiaries, as approved by the Compensation Committee of the Board of Directors. Stock options may be granted at prices not less than the fair market value of the common stock on the date of grant. Options may be exercised during fixed periods of time from one year to 10 years from the date of grant. In the event of a change in control of Mellon, as defined in the plan, these options will become immediately exercisable, unless otherwise provided in the option agreement. Total outstanding grants as of June 30, 2006 were 28,215,670 shares. During the second quarter of 2006, options for 227,215 shares were granted, and options for 1,057,066 shares were exercised. The expense recorded for these options was $7 million pre-tax in the second quarter of 2006 and $17 million pre-tax in the first six months of 2006. The expense recorded in the first six months of 2006 included $3 million for Mellon’s former chairman and CEO, pursuant to his employment agreement.

10    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

At June 30, 2006, shares available for grant under the Long-Term Profit Incentive Plan (2004) were 17,002,566 (including 2,376,167 shares available to be granted in restricted stock).

Restricted stock, performance shares and deferred share awards have also been issued and are outstanding under the Plan. These awards are discussed in the “Mellon Incentive Compensation Plan, Profit Bonus Plan, Performance Shares and Restricted Stock Awards” section on pages 14 and 15 of this report.

Stock Option Plans for Outside Directors

Mellon had two stock option plans providing for the granting of options to non-employee members of its Boards of Directors. The Stock Option Plan for Outside Directors (2001) provided for grants of stock options to the non-employee directors of Mellon and members of our Advisory Board of Directors. This plan was replaced by the Director Equity Plan (2006) in April 2006, and is discussed on page 15. The Stock Option Plan for Affiliate Boards of Directors (1999) provides for grants of stock options to the non-employee members of those boards who are not also members of Mellon’s Board of Directors. No grants can be made to employees of Mellon under these plans. The timing, amounts, recipients and other terms of the option grants are determined by the terms of the directors’ option plans and no person or committee has discretion over these grants. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of 10 years from the regular date of grant and become exercisable one year from the regular grant date. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year. In the event of a change in control of Mellon, as defined in the directors’ stock option plans, all outstanding options granted under the directors’ stock option plans will become immediately exercisable. Options are also currently outstanding under the Stock Option Plan for the Mellon Financial Group West Coast Board of Directors (1998). This plan was terminated in 2003.

Total outstanding grants as of June 30, 2006, were 611,134 shares. During the second quarter of 2006, there were 6,000 options granted under these plans and options for 17,800 shares were exercised. The expense recorded in the second quarter of 2006 for these options was less than $1 million pre-tax. At June 30, 2006, shares available for grant under the Stock Option Plan for Outside Directors (2001) were 376,420, but no further grants will be made under this Plan.

Summary

The following tables summarize stock option activity for the first six months of 2006 for the Long-Term Profit Incentive Plan and the Stock Option Plans for Outside Directors and the characteristics of outstanding stock options at June 30, 2006. The tables on the following page exclude options issued under Mellon’s ShareSuccess Plan which is described on pages 13 and 14. Requirements for stock option shares can be met from either unissued or treasury shares. All shares issued in the second quarter of 2006 were from treasury shares.

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

Stock option activity	Shares Subject to option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (b) (in millions)
Balance at Dec. 31, 2005	30,497,194	$31.87
Granted	1,183,349	34.96
Exercised	(1,184,106)	22.72
Forfeited/Expired	(351,666)	34.30

Balance at March 31, 2006	30,144,771	$32.33
Granted	233,215	37.31
Exercised	(1,074,866)	23.16
Forfeited/Expired	(476,316)	35.53

Balance at June 30, 2006	28,826,804	$32.66	6.2	$90

Vested and expected to vest at June 30, 2006 (a)	28,336,463	$32.66	6.2	$89

Exercisable at June 30, 2006	20,223,914	$32.86	5.2	$69
(a)	The number of options expected to vest is based on unvested options outstanding at June 30, 2006 adjusted for estimated forfeitures.
(b)	Amounts in this column represent options with a positive intrinsic value at June 30, 2006, otherwise known as in-the-money options.

The aggregate intrinsic value of stock options in the preceding table is the pre-tax value that employees could realize if the options were exercised and the employees received the difference between the options’ exercise prices and the $34.43 closing market price of Mellon’s common stock at June 30, 2006. The total intrinsic value of options exercised was $15 million for the second quarter of 2006 and $30 million for the first six months of 2006.

As of June 30, 2006, $41 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.8 years.

The weighted-average fair value of options granted in the second quarter of 2006 was $8.54 per share and will be expensed on a straight-line basis over the requisite service period.

Stock options outstanding at June 30, 2006

	Outstanding			Exercisable
Exercise price range	Shares	Average remaining Life (in years)	Average exercise price	Shares	Average exercise price
$13.25 - $25.60	4,093,215	4.9	$23.67	4,093,215	$23.67
$26.66 - $29.66	2,212,431	7.4	28.31	1,528,116	28.21
$29.95 - $30.57	4,008,971	7.4	30.57	2,635,625	30.57
$30.59 - $30.65	3,672,472	8.5	30.65	1,180,395	30.65
$30.68 - $34.37	3,736,040	8.2	33.56	857,141	33.13
$34.41 - $35.44	3,676,584	4.2	34.95	2,908,882	34.93
$35.52 - $38.50	3,744,141	5.3	38.14	3,377,473	38.29
$38.53 - $50.88	3,682,950	4.4	40.77	3,643,067	40.79
	28,826,804	6.2	$32.66	20,223,914	$32.86

12    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Broad-Based Employee Stock Options

In June 1999, Mellon adopted its ShareSuccess Plan, a broad-based employee stock option plan covering full- and part-time benefited employees who are not participants in the Long-Term Profit Incentive Plan discussed previously. Effective June 15, 1999, each full-time employee was granted an option to purchase 150 shares and each benefited part-time employee was granted an option to purchase 75 shares of Mellon’s common stock. Additional grants, of the same number of shares, were made June 15, 2000, June 15, 2001 and June 14, 2002. (In addition, effective June 15, 2001, each non-benefited part-time employee was granted 75 options.) The exercise price was equal to the stock price on the grant date. The options become exercisable after seven years, or at any time after one year from the grant date if Mellon’s common stock closing market price equals or exceeds a predetermined price for 10 consecutive trading days. In the event of a change in control of Mellon, as defined in the plan, these options become immediately exercisable, subject to certain conditions. All outstanding options expire 10 years after the grant date. On Nov. 10, 2000, the options granted on June 15, 1999, vested when our common stock closing market price met or exceeded $45 per share for 10 consecutive trading days. The options granted in 2000, 2001 and 2002 have not yet vested and will vest when Mellon’s common stock closing market price meets or exceeds $50, $60 and $45 per share, respectively, for 10 consecutive trading days. Upon adoption of SFAS 123 (Revised 2004) on Jan. 1, 2006, we began to recognize expense for the unvested portion of these options. An expense of $1 million pre-tax was recorded in the second quarter of 2006 and $2 million pre-tax was recorded in the first six months of 2006. The following table presents the activity in the ShareSuccess Plan during the first six months of 2006. All shares issued were from treasury shares. At June 30, 2006, shares available for grant were 4,705,130. The ShareSuccess Plan does not anticipate additional annual broad-based grants.

Broad-based options	Shares subject to option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (b) (in millions)
Balance at Dec. 31, 2005	4,577,065	$37.48
Granted	—	—
Exercised	(3,375)	33.63
Forfeited	(168,015)	37.70
Balance at March 31, 2006	4,405,675	$37.47
Granted	—	—
Exercised	(8,625)	33.57
Forfeited	(114,710)	37.76
Balance at June 30, 2006	4,282,340	$37.47	4.7	$2
Vested and expected to vest at June 30, 2006 (a)	3,714,753	$37.38	4.6	$1
Exercisable at June 30, 2006	683,765	$33.67	3.0	$1
(a)	The number of options expected to vest is based on unvested options outstanding at June 30, 2006 adjusted for estimated forfeitures.
(b)	Amounts in this column represent options with a positive intrinsic value at June 30, 2006, otherwise known as in-the-money options.

Mellon Financial Corporation    13

NOTES TO FINANCIAL STATEMENTS (continued)

The aggregate intrinsic value of stock options in the preceding table is the pre-tax value that employees could realize if the options were exercised and the employees received the difference between the options’ exercise prices and the $34.43 closing market price of Mellon’s common stock at June 30, 2006. The total intrinsic value of options exercised was less than $1 million for the three and six months ended June 30, 2006. As of June 30, 2006, $8 million of total unrecognized compensation cost related to Share-Success stock options is expected to be recognized over a weighted-average period of 1.7 years.

Mellon Incentive Compensation Plan, Profit Bonus Plan, Performance Shares, Restricted Stock Awards and Director Equity Plan

Performance-based awards are made to key employees at the discretion of the Compensation Committee of the Board of Directors. The granting of these awards is based upon the performance of the key employees and on Mellon’s overall performance (or particular business line performance) in achieving its objectives. At the Committee’s election, awards may be paid in a lump sum or may be deferred and paid over a period of up to 15 years and can be in the form of cash, common stock, restricted stock or deferred share awards equivalent to restricted stock. Employees are generally prevented from selling or transferring restricted stock or deferred share awards for a three-year period, and generally the shares or units are forfeited if employment is terminated during that period. However, some restricted shares will derestrict upon employees retirement at age 55 or older with at least five years of employment. No restricted stock was awarded in connection with the Profit Bonus Plan in the second quarter of 2006.

During the first six months of 2006, Total Shareholder Return Performance (TSR) shares were granted to senior officers under Mellon’s Long-Term Profit Incentive Plan (2004). Under the terms of the TSR Performance Share award, a target award comprised of restricted shares is granted to an employee at the beginning of the three-year performance period. Mellon’s actual TSR for the performance period is compared to the results of its peer group of 19 companies for the same period with Mellon’s relative position in the group determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage provided for Mellon’s percentile ranking. If the actual award exceeds the target award, additional shares are then issued within 45 days of the end of the performance period. Employees who retire and are at least age 55 with five years of service receive a pro-rata award based upon the actual number of months worked during the performance period payable at the end of the period when other participants are paid. In the event of a change in control of Mellon, as defined by the plan, the participants would be eligible for a pro-rata vesting based on the number of months worked in the performance period. The value of the TSR Performance shares was determined using a Monte Carlo simulation model. The Monte Carlo value is expensed on a straight-line basis over the three-year performance period. The amount of compensation expense recognized related to TSR Performance share awards was less than $1 million in the second quarter of 2006.

In addition to the TSR Performance shares, restricted stock was granted to senior officers and other key employees under Mellon’s Long-Term Profit Incentive Plan (2004). The vesting of these shares is primarily related to service and is expected to occur over a one-to-seven-year period. In the event of a change in control of Mellon, as defined in the plan, the restrictions on sale or transfer will immediately terminate. Employees are generally prevented from selling or transferring restricted stock or deferred share awards for a three-year period, and generally the shares or units are forfeited if employment is terminated during that period. However, some restricted shares will derestrict upon employees retirement at age 55 or older with at least five years of employment. In accordance with the provisions of SFAS No. 123 (Revised 2004), we expensed $1 million in the second quarter of 2006 and $2 million in the first six months of 2006 related to employees that met the age and service requirements on the date of grant that are necessary to immediately vest in their stock upon retirement.

14    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

The total compensation expense recognized for restricted shares, including the TSR Performance shares, was $7 million in the second quarter of 2006 and $25 million in the first six months of 2006, which includes $11 million for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

The following table summarizes our nonvested restricted stock activity for the first six months of 2006:

Nonvested restricted stock activity

	Number of shares	Weighted- average fair value
Nonvested restricted stock at Dec. 31, 2005	4,108,455	$29.88
Granted	879,515	34.95
Vested	(547,479)	23.70
Forfeited	(11,507)	30.68
Nonvested restricted stock at March 31, 2006	4,428,984	$31.65
Granted	80,852	37.36
Vested	(74,880)	30.63
Forfeited	(65,922)	31.67
Nonvested restricted stock at June 30, 2006	4,369,034	$31.77

As of June 30, 2006, $63 million of total unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over a weighted-average period of approximately 3 years.

In April 2006, the Director Equity Plan (2006) was approved by the shareholders and replaced the Stock Option Plan for Outside Directors (2001). In contrast to the Stock Option Plan for Outside Directors (2001), which was limited to stock options, the new Plan offers a variety of types of awards which may be used by the Board to provide equity compensation to outside directors. During the second quarter, Deferred Share Units were granted to outside directors under the Director Equity Plan (2006). Each Deferred Share Unit entitles the participant to receive a share of Mellon’s common stock. The Deferred Share Units vest on the date of Mellon’s next annual meeting and are payable 30 days following the date the participant’s service on the Board terminates. Deferred Share Units totaling 27,240 were granted during the second quarter with a fair market value of $37.43 per unit. As of June 30, 2006, approximately $1 million of total unrecognized compensation costs related to nonvested Deferred Share Units is expected to be recognized over a weighted-average period of 10 months. At June 30, 2006, shares available for grant were 822,760.

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

Discontinued operations - summary

	Quarter ended			Year-to-date
(in millions)	June 30, 2006		June 30, 2005	June 30, 2006		June 30, 2005
HR businesses:
Gain (loss) (a)	$(2)		$(73)	$3		$(113)
Operations prior to sale	—		(5)	—		$(13)
Australian businesses:
Loss (a)	—		—	—		(2)
Operations prior to sale	—		(1)	—		(2)
Other divestitures:
Gain (a)	5		1	5		2
Gain (loss) from Discontinued operations, net of tax	$3	(b)	$(78)	$8	(b)	$(128)
(a)	Gain (loss) as used in the table above reflect gains (losses) on the date of sale and thereafter. Gains (losses) incurred prior to date of sale are reflected in income (loss) from operations.
(b)	Pre-tax income from discontinued operations in the second quarter of 2006 was $4 million and in the first six months of 2006 was $4 million.

In the second quarter of 2006, Mellon recognized a $3 million after-tax net gain on disposals primarily resulting from the recovery of items previously written-off in discontinued operations. In the

Mellon Financial Corporation    15

NOTES TO FINANCIAL STATEMENTS (continued)

second quarter of 2005, Mellon recognized a $78 million after-tax net loss from discontinued operations, primarily related to the sale of the HR businesses. Revenue from discontinued operations totaled $113 million and $272 million in the second quarter and first six months of 2005 primarily related to the HR businesses.

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

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

Note 5 — Securities

Securities

	June 30, 2006				Dec. 31, 2005
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$355	$—	$—	$355	$378	$—	$—	$378
Other U.S. agency	2,610	—	46	2,564	3,015	—	33	2,982
Obligations of states and political subdivisions	764	8	3	769	831	21	1	851
Mortgage-backed securities:
Federal agencies	8,249	7	197	8,059	7,135	8	115	7,028
Other	6,279	7	58	6,228	5,823	7	39	5,791
Total mortgage-backed securities	14,528	14	255	14,287	12,958	15	154	12,819
Other	216	—	12	204	216	—	1	215
Total securities available for sale	$18,473	$22	$316	$18,179	$17,398	$36	$189	$17,245
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$102	$2	$—	$104	$116	$3	$—	$119
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	103	2	—	105	117	3	—	120
Stock of Federal Reserve Bank	50	—	—	50	50	—	—	50
Other	1	—	—	1	—	—	—	—
Total investment securities	$154	$2	$—	$156	$167	$3	$—	$170

Note: There were less than $1 million of gross realized gains and less than $1 million of gross realized losses on sales of securities available for sale in the second quarter of 2006. At June 30, 2006 and Dec. 31, 2005, securities issued by the U.S. government and its agencies and U.S. government sponsored agencies exceeded 10% of shareholders’ equity. At June 30, 2006 and Dec. 31, 2005, there were no other issuers that exceeded 10% of shareholders’ equity.

The unrealized loss of $316 million at June 30, 2006 is related to interest rates. Nearly all of the securities with unrealized losses are AAA-rated or carry government agency guarantees. Approximately 55% of the unrealized losses on these 1,336 investments have been in a continuous unrealized loss position for less than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

16    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first six months of 2006.

Goodwill

(in millions)	Mellon Asset Management	Private Wealth Management		Asset Servicing	PS&IS	Other	Total
Balance at Dec. 31, 2005	$1,090	$372		$331	$185	$188	$2,166
Goodwill from acquisitions	—	6	(a)	—	—	—	6
Transfers between sectors (b)	—	154		—	—	(154)	—
Other (c)	37	—		3	—	—	40
Balance at June 30, 2006	$1,127	$532		$334	$185	$34	$2,212
(a)	Resulting from the acquisition of the Planned Giving Services Group of U.S. Trust Corporation in the first quarter of 2006.
(b)	During the first quarter of 2006, Mellon 1st Business Bank, N.A. was transferred to the Private Wealth Management sector from the Other sector.
(c)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill (offset in other comprehensive results) and certain other reclassifications.

Acquired intangible assets

Acquired intangible assets

	Net Carrying Amount
(in millions)	June 30, 2006	Dec. 31, 2005
Subject to amortization:
Customer base	$81	$88
Technology based	24	27
Premium on deposits	4	5
Other	2	2
Total subject to amortization (a)	$111	$122
Not subject to amortization:
Investment management contractual relationships	28	26
Total acquired intangible assets	$139	$148
(a)	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first six months of 2006, the net carrying amount of acquired intangible assets decreased $9 million (amortization expense of $14 million partially offset by acquisitions and contingent payments of $5 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2006 through 2011 is as follows:

For the year ending Dec. 31,	Estimated amortization expense (in millions)
2006	$28
2007	25
2008	21
2009	17
2010	13
2011	11

At June 30, 2006, $1.508 billion of goodwill and acquired intangible assets is tax deductible and $843 million is non-tax deductible.

Mellon Financial Corporation    17

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Other assets

Other assets

(in millions)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Corporate/bank-owned life insurance	$1,581	$1,715	$1,771
Prepaid pension assets	1,055	1,052	1,048
Accounts and interest receivable	833	937	778
Venture capital investments	569	582	583
Loans held for sale (a)	—	560	—
Receivables related to derivative instruments (b)	672	494	705
Equity in joint ventures and other investments (c)	438	304	346
Other prepaid expenses	356	178	147
Other assets	282	237	262
Total other assets	$5,786	$6,059	$5,640
(a)	Loans were sold or repaid in the first quarter of 2006.
(b)	Reflects credit risk associated with derivative instruments used to manage interest rate risk and derivative instruments used for trading activities, including foreign exchange instruments. Credit risk associated with these instruments results from mark-to-market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and interest rate risk management purposes.
(c)	Relates to operating joint ventures and other investments including WestLB Mellon Asset Management (operations commenced during the second quarter of 2006), CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., Banco Brascan, CIBC Mellon Trust Company (and Russell/Mellon at June 30, 2005).

Note 8 — Net interest revenue

Net interest revenue

		Quarter ended			Six months ended
(in millions)		June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest revenue	Interest and fees on loans (loan fees of $5, $5, $5, $10 and $10)	$106	$106	$115	$212	$196
	Interest-bearing deposits with banks	23	16	20	39	44
	Federal funds sold and securities under resale agreements	5	5	4	10	10
	Other money market investments	2	1	1	3	3
	Trading account securities	3	1	2	4	3
	Securities - taxable	213	196	135	409	261
	Securities - nontaxable	8	10	9	18	18

	Total interest revenue	360	335	286	695	535
Interest	Deposits in domestic offices	80	77	48	157	82
expense	Deposits in foreign offices	54	44	37	98	70
	Federal funds purchased and securities under repurchase agreements	30	16	10	46	15
	Other short-term borrowings	7	5	4	12	6
	Notes and debentures	53	50	44	103	87
	Junior subordinated debentures	18	17	16	35	31

	Total interest expense	242	209	159	451	291

	Net interest revenue	$118	$126	$127	$244	$244

18    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Note 9 — Business sectors

For details of business sectors, see the paragraphs under “Business sectors” on page 36, and the tables and paragraphs on pages 37 and 38, as well as the “Other” section on pages 46 and 47. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 10 — Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax

	Quarter ended
(in millions)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Foreign currency translation adjustment	$61	$32	$40
Minimum pension liability	(19)	(19)	(17)
Unrealized loss on assets available for sale	(187)	(97)	(26)
Accumulated unrealized loss, net of tax	$(145)	$(84)	$(3)

Note 11 — Supplemental information to the consolidated statement of cash flows

	Six months ended June 30,
(in millions)	2006	2005
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$12	$86
Liabilities assumed	—	(4)

Net cash disbursed	$12	$82
(a)	For 2006, purchase acquisitions primarily relate to the Planned Giving Services Group of U.S. Trust Corporation, as well as the additional consideration for certain mutual fund assets acquired from Bear Stearns, and City Capital, Inc. For 2005, purchase acquisitions primarily relate to Derivative Portfolio Management (DPM), as well as the additional consideration for certain mutual fund assets acquired from Bear Stearns, Evaluation Associates Capital Markets, HBV Capital Management, Paragon Asset Management and Safeco Trust Company.

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

The demand for our products and services is driven by market and demographic trends in the markets in which we compete. These trends include: growth in worldwide retirement and financial assets; growth and concentration of wealth segments; growth in assets managed by financial institutions (particularly those in the U.S. and Europe); and the globalization of the investment process. Many of our products complement one another. We are able to leverage sales, distribution and technology across our businesses benefiting our clients and shareholders. Since the revenue generated by our businesses is principally fee-based, our businesses generally do not require as much capital for growth as traditional banking.

For a more complete description of economic and market factors driving our businesses, see the last three paragraphs on page 3 that carryover to page 4 of Mellon’s 2005 Financial Annual Report.

Correction of an immaterial accounting error

The financial results reported in our second quarter 2006 Quarterly Earnings Release and Quarterly Earnings Summary on July 19, 2006 have been revised for an immaterial accounting error related to our interpretation and application of the “shortcut” method of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended.” The cumulative correction resulted in a $1 million, or 0.7%, increase to previously reported net income in the second quarter of 2006. We had used the shortcut method to account for hedges related to our junior subordinated debentures. Subsequent to the release of our second quarter earnings on July 19, 2006, we determined that this method of accounting for these instruments is not permitted under the strict requirements of SFAS No. 133. As a result, changes in the market value of the derivatives previously accounted for as hedges and associated with the junior subordinated debentures should have been recorded in other noninterest revenue with no corresponding change to the carrying value of the junior subordinated debentures on our balance sheet.

We have evaluated the impact of such revised hedge accounting for all quarterly and annual periods since the inception of the hedges in December 2000. We do not believe these adjustments materially, either positively or negatively, affect our financial trends. We concluded that the impact was immaterial to our reported results. However, we determined that it is appropriate to record an adjustment as of June 30, 2006 to correct the cumulative impact of this immaterial accounting error. The cumulative pre-tax adjustment resulted in additional other income included in noninterest revenue of $2 million for the second quarter of 2006. At June 30, 2006, the derivatives were classified as a trading position. We terminated the derivatives in July 2006.

20    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Revenue, returns and margins - continuing operations (a)

	Quarter ended			Six months ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total revenue (GAAP)	$1,296	$1,266	$1,125	$2,562	$2,394
Non-GAAP adjusted (b)	$1,296	$1,266	$1,125	$2,562	$2,197
Pre-tax operating margin (FTE) (GAAP)	26%	24%	27%	25%	33%
Non-GAAP adjusted (b)	26%	26%	27%	26%	27%
Return on equity (GAAP) (annualized)	22.0%	19.7%	19.9%	20.9%	24.8%
Return on assets (GAAP) (annualized)	2.36%	2.18%	2.25%	2.27%	2.82%
(a)	Return on equity on a net income basis was 22.3% for the second quarter of 2006, 20.2% for the first quarter of 2006, 12.3% for the second quarter of 2005, 21.2% for the first six months of 2006 and 18.6% for the first six months of 2005. Return on assets on a net income basis was 2.38% for the second quarter of 2006, 2.24% for the first quarter of 2006, 1.38% for the second quarter of 2005, 2.31% for the first six months of 2006 and 2.09% for the first six months of 2005. Return on assets was calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	These amounts are detailed on the supplemental table on page 59.

Consolidated net income totaled $232 million, or $.56 per share, in the second quarter of 2006. This compared with $125 million, or $.30 per share, in the second quarter of 2005. The second quarter of 2005 included a loss from discontinued operations of $78 million, or 19 cents per share. Second quarter 2006 income from continuing operations totaled $229 million, or $.55 per share. This compared with income from continuing operations of $203 million, or $.49 per share, in the second quarter of 2005.

Throughout this Quarterly Report on Form 10-Q certain measures, which are noted, exclude certain items. See the supplemental table on page 59 for a reconciliation of amounts presented in accordance with GAAP to adjusted non-GAAP amounts, which exclude these items. We have made no adjustments to second quarter 2006 or second quarter 2005 Reported Amounts for the purpose of our internal assessment of quarterly financial performance.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 of Notes to Financial Statements.

Mellon’s financial results, as well as our levels of assets under management, custody and administration, are impacted by the translation of financial results denominated in foreign currencies to the U.S. Dollar. Mellon is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian Dollar and the Euro. If the U.S. Dollar depreciates versus these currencies, the translation impact is a higher level of fee revenue, net interest revenue, operating expense and assets managed, under custody and administered. If the U.S. Dollar appreciates, the translated levels of fee revenue, net interest revenue, operating expense and assets managed, under custody and administered will be lower. In this report the translation impact of foreign currencies is referred to as “the effect of foreign exchange rates.”

Foreign currency exchange rates for one U.S. Dollar

	June 30, 2006	Dec. 31, 2005	June 30, 2005
Spot rate:
British Pound	0.5414	0.5811	0.5579
Canadian Dollar	1.1159	1.1649	1.2242
Euro	0.7824	0.8478	0.8259
Quarterly average rate:
British Pound	0.5480	0.5718	0.5386
Canadian Dollar	1.1234	1.1736	1.2439
Euro	0.7964	0.8408	0.7940

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

Noninterest revenue

Noninterest revenue

(dollar amounts in millions, unless otherwise noted)	2Q06	2Q05	2Q06 vs. 2Q05	Year-to-date			YTD06 vs. YTD05
				2006	2005
Investment management	$489	$417	17%	$955	$819		17%
Performance fees	48	26	86	106	53		100%

Total investment management	537	443	21	1,061	872		22
Distribution and service	108	74	45	206	145		42
Institutional trust and custody	244	193	26	468	367		28
Payment solutions & investor services	124	142	(12)	245	276		(11)
Foreign exchange trading	69	50	35	127	104		21
Financing-related/equity investment	50	50	—	104	301		N/M
Other (a)	46	46	—	107	85		26
Total fee and other revenue	1,178	998	18	2,318	2,150		8	%(b)
Gains on sales of securities	—	—	—	—	—		—
Total noninterest revenue (non-FTE)	$1,178	$998	18%	2,318	$2,150		8%
Total noninterest revenue (FTE)	$1,187	$1,010	17%	$2,336	$2,172		7%
Fee and other revenue as a percentage of total revenue (FTE)	91%	88%		90%	90	%(c)
Market value of assets under management at period-end
(in billions)	$870	$738	18%
Market value of assets under custody or administration at period-end (in billions)	$4,213	$3,450	22%
(a)	Includes expense reimbursements from joint ventures of $23 million, $22 million, $45 million and $41 million.
(b)	Excluding the gain on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005, total fee and other revenue increased 19%.
(c)	Excluding the gain on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005, fee and other revenue as a percentage of total revenue (FTE) would have totaled 89%.

Note: For analytical purposes, the term “fee and other revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on sales of securities.

N/M—Not meaningful.

Fee and other revenue

Total fee and other revenue increased $180 million, or 18%, compared with the second quarter of 2005, primarily as a result of increases in investment management fees, institutional trust and custody fees, distribution and service revenue and foreign exchange trading revenue. The impact of acquisitions accounted for $26 million of the increase. Excluding the impact of acquisitions, total

22    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

fee and other revenue increased 16%. Total fee and other revenue represented 91% of total revenue in the second quarter of 2006.

Investment management fee revenue

Investment management fee revenue, our largest source of fee revenue, is dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. The S&P 500 and FTSE indices are important drivers of investment management fees, particularly fees for equity assets under management. Mellon estimates that a sustained (one year) 100 point change in the S&P 500 Index, and an equivalent movement in the FTSE, when applied to our mix of assets under management, would result in a change of approximately $50 million to $60 million annually in investment management fees, excluding performance fees. Note that there is a related change in incentive expense with a change in investment management fees. Also, see pages 9 and 10 of Mellon’s 2005 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue.

Market indices

	S&P 500		FTSE
	Period- end	Daily average	Period- end	Daily average
June 30, 2006	1270	1281	5833	5843
March 31, 2006	1295	1284	5965	5823
Dec. 31, 2005	1248	1231	5619	5431
Sept. 30, 2005	1229	1224	5478	5312
June 30, 2005	1191	1182	5113	4958

Change in market indices

2Q06 vs. 2Q05
S&P 500:
Period-end	7%
Daily average	8%
FTSE:
Period-end	14%
Daily average	18%

Investment management fee revenue - by business sector

(in millions)	2Q06	2Q05	2Q06 vs. 2Q05	Year-to-date		YTD06 vs. YTD05
				2006	2005
Mellon Asset Management:
Mutual funds	$201	$187	8%	$395	$366	8%
Institutional clients	170	129	32	328	251	31
Performance fees (institutional clients)	48	26	86	106	53	100
Private clients	26	21	26	50	41	22

Total	445	363	23	879	711	24
Private Wealth Management:
Private clients	92	79	15	182	160	13
Mutual funds	—	1	—	—	1	—

Total	92	80	15	182	161	13
Total investment management fee revenue	$537	$443	21%	$1,061	$872	22%

Investment management fees in Mellon Asset Management in the second quarter of 2006 increased 23% compared with the second quarter of 2005. The increase primarily resulted from improved equity markets, higher performance fees, net asset inflows as well as the impact of the WestLB Mellon Asset Management joint venture. As shown in the table on page 25, net inflows totaled $51 billion for the twelve month period ended June 30, 2006. Performance fees increased $22 million, or 86%, and accounted for 27% of the overall increase in investment management fees driven by an increased number of client mandates, as well as continued strong investment performance. Our institutional investment managers have the opportunity to earn performance fees when the investment performance of their products exceeds various benchmarks and satisfies other criteria. Excluding the impact of performance fees, investment management fees in this sector increased by 18%.

Mellon Financial Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

A large category of investment management fees are fees from managed mutual funds generated in Mellon Asset Management. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. As shown in the tables below, managed mutual fund revenue increased compared with the second quarter of 2005 primarily as a result of improved equity markets, long-term inflows and inflows of institutional money market funds.

Managed mutual fund fee revenue (a)

(in millions)	2Q06	2Q05	YTD06	YTD05
Equity funds	$96	$87	$189	$172
Money market funds	59	54	117	103
Fixed income funds	29	31	58	61
Nonproprietary	17	16	31	31
Total managed mutual fund fee revenue	$201	$188	$395	$367
(a)	Net of mutual fund fees waived and fund expense reimbursements of $15 million, $13 million, $28 million and $25 million.

Average assets of proprietary mutual funds

(in billions)	2Q06	1Q06	2Q05
Equity funds	$60	$59	$54
Money market funds	101	99	90
Fixed income funds	21	21	22
Total average proprietary mutual fund assets managed	$182	$179	$166

Basis points generated on average proprietary mutual funds

(annualized)	2Q06		2Q05
Equity funds	64	bp	65	bp
Money market funds	24		24
Fixed income funds	57		56
Total proprietary managed mutual funds	41	bp	41	bp

bp - basis points.

Investment management fees in Private Wealth Management in the second quarter of 2006 increased 15% compared with the second quarter of 2005. The increase reflects organic growth and new business, improved equity markets and the acquisitions of City Capital in Atlanta (December 2005) and the Planned Giving Services Group of U.S. Trust Corporation (March 2006).

Changes in market value of assets under management from March 31, 2006 to June 30, 2006 - by business sector

(in billions)	Mellon Asset Management		Private Wealth Management	Asset Servicing	Total
Market value of assets under management at March 31, 2006	$649		$55	$104	$808
Net inflows/outflows:
Long-term	11		—	—	11
Money market	10		—	—	10
Securities lending	—		—	(4)	(4)

Total net inflows/ outflows	21		—	(4)	17
Net market depreciation (a)	(1)		(1)	—	(2)
Acquisitions/ transfer	39	(b)	—	8	47	(b)
Market value of assets under management at June 30, 2006	$708	(b)	$54	$108 (c)	$870	(b)
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Includes assets managed at WestLB Mellon Asset Management, a joint venture between Mellon and WestLB, of $47 billion at June 30, 2006.
(c)	Fees associated with these securities lending assets are classified as institutional trust and custody revenue in the Asset Servicing sector.

24    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Changes in market value of assets under management from June 30, 2005 to June 30, 2006 - by business sector

(in billions)	Mellon Asset Management		Private Wealth Management	Asset Servicing	Total
Market value of assets under management at June 30, 2005	$584		$50	$104	$738
Net inflows/ outflows:
Long-term	36		2	—	38
Money market	15		—	—	15
Securities lending	—		—	(4)	(4)

Total net inflows/ outflows	51		2	(4)	49
Net market appreciation (a)	34		1	—	35
Acquisitions/transfers	39	(b)	1	8	48	(b)
Market value of assets under management at June 30, 2006	$708	(b)	$54	$108 (c)	$870	(b)
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Includes assets managed at WestLB Mellon Asset Management, a joint venture between Mellon and WestLB, of $47 billion at June 30, 2006.
(c)	Fees associated with these securities lending assets are classified as institutional trust and custody revenue in the Asset Servicing sector.

At June 30, 2006, the market value of Mellon’s assets under management was $870 billion, a $132 billion, or 18%, increase from June 30, 2005 and a $62 billion, or 8% (unannualized), increase from March 31, 2006. The increase from June 30, 2005 resulted from $49 billion of net inflows, including long-term inflows of $38 billion, $47 billion related to the WestLB Mellon Asset Management joint venture (April 2006) and net market appreciation of $35 billion. The increase compared with March 31, 2006 resulted from $47 billion related to the WestLB Mellon Asset Management joint venture, $11 billion of net long-term inflows, $10 billion of institutional money market net inflows, partially offset by $4 billion of securities lending outflows and $2 billion of net market depreciation.

Market value of assets under management at period-end

(in billions)	June 30, 2006		March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Institutional	$585	(a)	$527	$501	$490	$469
Mutual funds:
Proprietary	183		176	179	175	169
Nonproprietary	36		38	37	37	36
Total mutual funds	219		214	216	212	205
Private client	66		67	64	64	64
Total market value of assets under management	$870		$808	$781	$766	$738
(a)	Includes assets managed at WestLB Mellon Asset Management of $47 billion at June 30, 2006. Mellon owns 50% of this joint venture which became operational during the second quarter of 2006.

Composition of assets under management at period-end

	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Equity funds	35%	37%	37%	37%	37%
Fixed income funds	21	19	18	18	19
Money market funds	20	19	20	20	20
Securities lending cash collateral	13	15	15	16	16
Overlay and alternative investments	11	10	10	9	8
Total	100%	100%	100%	100%	100%

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Distribution and service fees

Distribution and service fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds managed or administered by Mellon and are reported in Mellon Asset Management. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values. The 45% increase in distribution and service fee revenue in the second quarter of 2006 compared with the second quarter of 2005 primarily reflects higher market values and higher sales volumes of mutual funds. Mellon Global Investments, our international distributor, accounted for much of the growth, with the remainder accounted for primarily by Dreyfus. The impact of these fees on income is more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as operating expense on the income statement.

Institutional trust and custody fee revenue

Institutional trust and custody fees depend on:

•	the volume of transactions in our clients’ accounts, as well as the number of accounts;

•	the types of ancillary services we provide, such as performance analytics;

•	the level of assets under custody or administered; and

•	securities lending revenue.

Institutional trust and custody fees also include professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Institutional trust and custody fees are reported primarily in the Asset Servicing sector. These fees increased 26% in the second quarter of 2006 compared with the second quarter of 2005 primarily as a result of net new business and conversions, the acquisition of the remaining 50% interest in Mellon Analytical Solutions (MAS) in September 2005, higher earnings from the ABN AMRO Mellon and CIBC Mellon joint ventures, higher securities lending revenue and higher equity market levels. Excluding the impact of the MAS acquisition, institutional trust and custody fees increased 19%. Securities lending revenue, included in institutional trust and custody revenue, totaled $38 million in the second quarter of 2006, an increase of $5 million, or 12%, compared with the second quarter of 2005. The increase in securities lending revenue compared with the second quarter of 2005 reflects increased spreads and higher volumes. The average level of securities on loan totaled $133 billion in the second quarter of 2006 compared with $114 billion in the second quarter of 2005.

As shown in the following table, at June 30, 2006, assets under custody or administration totaled $4.213 trillion at June 30, 2006, an increase of $763 billion, or 22%, compared with June 30, 2005 and $88 billion, or 2% (unannualized), compared with March 31, 2006. The increase compared with June 30, 2005 primarily resulted from net favorable market conditions and a higher level of net custody conversions. Net custody conversions totaled approximately $350 billion from June 30, 2005 and $45 billion from March 31, 2006.

26    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Market value of assets under custody or administration at period-end

(dollar amounts in billions)	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Market value of assets under custody or administration (a)(b)	$4,213	$4,125	$3,908	$3,777	$3,450
S&P 500 Index - period-end	1270	1295	1248	1229	1191
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $695 billion, $682 billion, $667 billion, $655 billion and $601 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $640 billion, $586 billion, $522 billion, $491 billion and $436 billion.
(b)	Excludes assets of $364 billion at June 30, 2006, $359 billion at March 31, 2006, $333 billion at Dec. 31, 2005, $328 billion at Sept. 30, 2005 and $310 billion at June 30, 2005 that we manage and are also under custody or administration. These assets are included only in assets under management.

Payment solutions & investor services fee revenue

Payment solutions & investor services fee revenue consists of Working Capital Solutions revenue, formerly Global Cash Management, Mellon Investor Services revenue, and revenue earned by Mellon Financial Markets. This revenue decreased 12% compared with the second quarter of 2005 reflecting lower processing volumes at Working Capital Solutions, due primarily to the partial loss of the passport processing business, as well as higher compensating balance credits in lieu of fees (recorded in net interest revenue), partially offset by higher ancillary services revenue at Mellon Investor Services.

Foreign exchange trading revenue

Foreign exchange trading revenue, which is included primarily in the Asset Servicing sector, increased 35% in the second quarter of 2006 compared with the second quarter of 2005 reflecting increased client volumes and higher volatility in key currencies.

Financing-related revenue/equity investment revenue

Financing-related revenue, which is primarily included in the Other sector, includes: returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals. Financing-related revenue in the second quarter of 2006 decreased 21% compared with the second quarter of 2005 due to lower returns on corporate owned life insurance, partially offset by a $3 million gain on the sale of the large corporate real estate loan portfolio. Equity investment revenue, which is also primarily included in the Other sector, includes realized and unrealized gains and losses on venture capital and non-venture capital investments. Revenue from non- venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments.

Financing-related/equity investment revenue

	Quarter ended		Six months ended
(in millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Financing-related revenue	$28	$35	$62	$67
Total venture capital activity (a)	17	12	34	28
Equity income and gains on the sale of other equity investments	5	3	8	206
Total financing related/equity investment revenue	$50	$50	$104	$301
(a)	See table on page 48 for further details.

Mellon Financial Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Total equity investment revenue for the first six months of 2005 included the $197 million gain on the sale of our remaining investment in Shinsei Bank.

The $17 million of venture capital net gains in the second quarter of 2006 primarily resulted from a $13 million gain in the private direct portfolio, primarily due to net positive valuation adjustments of $15 million, and a $4 million gain in the indirect portfolio, primarily due to fund distributions. The $12 million of venture capital net gains in the second quarter of 2005 primarily resulted from a $15 million gain in the private direct portfolio, primarily due to net positive valuation adjustments of $18 million, partially offset by a $3 million loss on the sale of direct investments, as well as $3 million of losses in the indirect portfolio, primarily due to valuation adjustments.

Mellon’s accounting policies regarding the valuation process for venture capital investments are regarded as critical accounting policies in that they involve significant management valuation judgments. See pages 55 and 56 of Mellon’s 2005 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of these investments. At June 30, 2006, 65% of the direct investment portfolio was risk- rated as “superior” or “meets expectations,” the two best risk-ratings, compared with 64% at March 31, 2006. Changing economic conditions and equity markets, as well as business issues specific to individual investments, could result in further valuation changes in the future.

Year-to-date 2006 compared with year-to-date 2005

Fee and other revenue for the first six months of 2006 increased $168 million, or 8%, compared with the first six months of 2005. Excluding the gain on the sale of the Shinsei investment in the first quarter of 2005, fee and other revenue increased $365 million, or 19%, primarily due to increases in investment management revenue, institutional trust and custody fees and distribution and service revenue. Acquisitions accounted for $51 million of the increase.

28    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Supplemental information - joint ventures

Mellon accounts for its interests in joint ventures under the equity method of accounting, with its share of the joint ventures earnings recorded primarily as institutional trust and custody fee revenue. In April 2006, the WestLB Mellon Asset Management joint venture closed. Equity income from this joint venture, which is included in Mellon Asset Management, is recorded as investment management revenue. The following table presents the components of total joint venture net income for informational purposes to show the trend of growth of our 50% owned joint ventures that are part of the Asset Servicing sector. In accordance with GAAP, the financial statements of the joint ventures are not consolidated into the Corporation’s financial statements.

Asset Servicing joint ventures condensed income statement (a)

	Quarter ended		Six months ended
(in millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Institutional trust and custody	$91	$69	$166	$131
Foreign exchange trading	22	12	38	24
Net interest	36	20	64	39
Total revenue	149	101	268	194
Total expenses	84	70	161	136
Income before taxes	65	31	107	58
Provision for income taxes	22	12	37	22
Net income	$43	$19	$70	$36
Pre-tax operating margin	43%	32%	40%	30%
Equity income - all joint ventures:
Mellon’s share of net income from Asset Servicing joint ventures	$21	$10	$35	$19
Mellon’s share of net income in joint ventures in other business sectors (b)	2	—	2	—
Total equity income for all joint ventures (c)	$23	$10	$37	$19
(a)	The 50% owned joint ventures - ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, CIBC Mellon Trust Company.
(b)	Primarily the 50% owned WestLB Mellon Asset Management joint venture.
(c)	Using the equity method of accounting.

Mellon Financial Corporation    29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Net interest revenue

Selected net interest revenue data

(dollar amounts in millions)	2Q06	2Q05		2Q06 vs. 2Q05		Year-to-date			YTD06 vs. YTD05
						2006	2005
Net interest revenue	$118	$127		(8)%		$244	$244		—
Tax equivalent adjustment	4	6		N/M		8	10		N/M
Net interest revenue on an FTE basis	$122	$133		(8)%		$252	$254		(1)%
Net interest margin	1.73%	2.07	%(a)	(34	)bp	1.84%	2.00	%(a)	(16	)bp
(a)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

N/M - Not meaningful.

bp - basis points.

Net interest revenue on a fully taxable equivalent (FTE) basis decreased 8%, despite an 11% increase in average earning assets. The second quarter of 2005 included the benefit of $12 million in net interest revenue associated with the cumulative impact of a client exercising its option to extend the terms of a leveraged lease. Another factor negatively impacting net interest revenue was the reduced levels of large corporate real estate loans and leases. Mellon exited the large corporate real estate business in the first quarter of 2006.

Year-to-date 2006 compared with year-to-date 2005

Net interest revenue on an FTE basis decreased $2 million in the first six months of 2006 compared with the first six months of 2005 primarily reflecting the previously mentioned leveraged lease transaction, including a related lower FTE adjustment in 2006, and a decrease in large corporate real estate loans and leases, primarily offset by a higher average level of securities and higher proportion of noninterest-bearing deposits to interest-earning assets in the first half of 2006 compared with the first half of 2005.

See the following two pages for an analysis of the changes in volumes and rates affecting net interest revenue.

Net interest revenue is expected to be in a $122 million to $127 million range on an FTE basis in the third quarter 2006, assuming an additional 25 basis point increase in the federal funds rate and allowing for tactical investment securities decisions.

30    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Quarter ended
	June 30, 2006		March 31, 2006		June 30, 2005
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$2,367	3.88%	$1,852	3.57%	$2,660	2.96%
Federal funds sold and securities under resale agreements	455	5.05	377	4.73	535	3.05
Other money market investments	87	6.67	101	4.95	112	3.35
Trading account securities	439	2.19	309	1.86	293	2.24
Securities (a):
Fixed rate	5,444	4.39	5,557	4.38	6,001	4.33
Adjustable rate	3,585	4.27	3,607	4.25	2,771	3.74
Floating rate	8,366	5.36	7,595	5.02	4,847	3.64
Obligations of states and political subdivisions	771	6.70	814	6.89	794	6.97
Other (b)	66	N/M	65	N/M	84	N/M

Total securities	18,232	4.97	17,638	4.82	14,497	4.13
Loans, net of unearned discount	6,625	6.70	6,758	6.37	7,339	6.08

Total interest-earning assets	28,205	5.25	27,035	5.09	25,436	4.52
Cash and due from banks	2,173		2,209		2,430
Premises and equipment	688		663		593
Other assets	8,358		7,807		7,898
Reserve for loan losses	(60)		(64)		(87)
Other assets of discontinued operations	—		—		219
Total assets (a)	$39,364		$37,650		$36,489
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,704	3.54%	$8,845	3.11%	$8,633	1.87%
Savings certificates	418	3.92	382	3.68	299	2.70
Other time deposits	551	4.36	521	4.03	367	2.72
Deposits in foreign offices	6,049	3.59	5,547	3.24	6,004	2.43

Total interest-bearing deposits	15,722	3.60	15,295	3.20	15,303	2.13
Federal funds purchased and securities under repurchase agreements	2,394	4.75	1,765	3.74	1,627	2.46
U.S. Treasury tax and loan demand notes and term federal funds purchased	575	4.80	423	4.36	378	2.76
Commercial paper	—	—	17	4.62	3	2.37
Other funds borrowed	17	4.57	31	3.47	61	4.47 (c)
Notes and debentures (with original maturities over one year)	3,569	5.95	3,611	5.61	4,256	4.16
Junior subordinated debentures	1,015	7.13	1,022	6.93	1,037	6.05

Total interest-bearing liabilities	23,292	4.26	22,164	3.83	22,665	2.73
Total noninterest-bearing deposits	8,362		8,274		7,012
Other liabilities (a)	3,359		2,967		2,683
Other liabilities of discontinued operations	—		—		8
Total liabilities	35,013		33,405		32,368
Shareholders’ equity (a)	4,351		4,245		4,121
Total liabilities and shareholders’ equity (a)	$39,364		$37,650		$36,489
Rates
Yield on total interest-earning assets		5.25%		5.09%		4.52%
Cost of funds supporting interest-earning assets		3.52		3.14		2.45
Net interest margin (d):
Taxable equivalent basis		1.73%		1.95%		2.07%
Without taxable equivalent increments		1.67		1.88		2.00
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by SFAS No. 115. Average shareholders’ equity including this adjustment was $4.182 billion, $4.157 billion and $4.087 billion.
(b)	Balances include Federal Reserve Stock, preferred stock, loan securitizations and other investment securities. Yields are not meaningful as the interest income is primarily from off-balance-sheet loan securitizations.
(c)	Rates paid for other funds borrowed in the second quarter of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(d)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

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

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES

	Six months ended
	June 30, 2006		June 30, 2005
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,111	3.75%	$2,944	3.00%
Federal funds sold and securities under resale agreements	416	4.91	721	2.73
Other money market investments	94	5.75	112	3.32
Trading account securities	374	2.05	301	1.99
Securities (a):
Fixed rate	5,519	4.38	6,118	4.33
Adjustable rate	3,597	4.26	2,622	3.67
Floating rate	7,980	5.19	4,527	3.42
Obligations of states and political subdivisions	793	6.79	772	7.04
Other (b)	66	N/M	84	N/M

Total securities	17,955	4.89	14,123	4.12
Loans, net of unearned discount	6,691	6.53	7,111	5.56

Total interest-earning assets	27,641	5.17	25,312	4.34
Cash and due from banks	2,191		2,586
Premises and equipment	676		637
Other assets	8,084		8,140
Reserve for loan losses	(62)		(92)
Other assets of discontinued operations	—		110
Total assets (a)	$38,530		$36,693
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,774	3.32%	$8,708	1.71%
Savings certificates	400	3.81	286	2.63
Other time deposits	536	4.20	482	2.23
Deposits in foreign offices	5,800	3.42	6,130	2.30

Total interest-bearing deposits	15,510	3.40	15,606	1.97
Federal funds purchased and securities under repurchase agreements	2,081	4.33	1,304	2.30
U.S. Treasury tax and loan demand notes and term federal funds purchased	500	4.61	307	2.59
Commercial paper	8	4.62	14	2.28
Other funds borrowed	24	4.08	112	2.24 (c)
Notes and debentures (with original maturities over one year)	3,590	5.78	4,364	4.03
Junior subordinated debentures	1,018	7.03	1,037	5.95

Total interest-bearing liabilities	22,731	4.05	22,744	2.58
Total noninterest-bearing deposits	8,318		7,066
Other liabilities (a)	3,171		2,719
Other liabilities of discontinued operations	—		5
Total liabilities	34,220		32,534
Shareholders’ equity (a)	4,310		4,159
Total liabilities and shareholders’ equity	$38,530		$36,693
Rates
Yield on total interest-earning assets		5.17%		4.34%
Cost of funds supporting interest-earning assets		3.33		2.34
Net interest margin (d):
Taxable equivalent basis		1.84%		2.00%
Without taxable equivalent increments		1.77		1.93
(a)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.170 billion and $4.132 billion.
(b)	Balances include Federal Reserve Stock, preferred stock, loan securitizations and other investment securities. Yields are not meaningful as the interest income is primarily from off-balance-sheet loan securitizations.
(c)	Rate paid for other funds borrowed in the first six months of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(d)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

32    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Operating expense

Operating expense

(dollar amounts in millions)	2Q06	2Q05	2Q06 vs. 2Q05	Year-to-date		YTD06 vs. YTD05
				2006	2005
Staff:
Compensation	$272	$250	9%	$544	$497	9%
Incentive (a)	149	114	29	320	222	44
Employee benefits	72	63	15	148	129	15
Total staff	493	427	15	1,012 (b)	848	19
Non-staff:
Professional, legal and other purchased services	127	110	15	242	210	15
Distribution and servicing	126	90	40	241	171	41
Net occupancy	59	57	2	118	116	1
Equipment	44	44	—	88	85	4
Business development	28	23	17	54	44	21
Communications	22	19	18	46	44	5
Amortization of intangible assets	7	7	—	14	13	11
Other (c)	67	49	40	124	99	26
Total non-staff	480	399	20	927	782	18
Total operating expense	$973	$826	18%	$1,939	$1,630	19%
Total staff expense as a percentage of total revenue (FTE)	38%	37%		39%	35%
Non-GAAP adjusted (d)	38%	37%		38%	38%
Employees at period-end (e)	16,900	16,200
(a)	Stock option expense totaled $9 million, $6 million, $20 million and $12 million, respectively. The first six months of 2006 included $3 million for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement. See Notes 1 and 3 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options and restricted stock.
(b)	The first six months of 2006 includes a $19 million pre-tax charge in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer, pursuant to his employment agreement, recorded in the first quarter of 2006.
(c)	Includes revenue passed through to joint ventures of $18 million, $9 million, $31 million and $17 million.
(d)	Excluding the amounts detailed on the supplemental table on page 59.
(e)	The increase is primarily due to acquisitions.

Summary - Total operating expense in the second quarter of 2006 was $973 million, an increase of 18% from the second quarter of 2005. Excluding the impact of acquisitions ($24 million), operating expense increased 15%. The increase reflects a number of factors discussed below.

Staff expense

Given Mellon’s mix of fee-based businesses, which are staffed with high quality talent, staff expense comprised approximately 51% of total operating expense in the second quarter of 2006.

Staff expense is comprised of:

•	compensation expense
•	base salary expense, primarily driven by headcount,
•	the cost of temporaries and overtime,
•	severance expense;
•	incentive expense
•	additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals,
•	stock option expense; and
•	employee benefits expense, primarily health and welfare benefits, payroll taxes and retirement benefits.

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The 15% increase in staff expense in the second quarter of 2006 compared with the second quarter of 2005, reflects increases of:

•	$35 million in incentives associated primarily with growth in pre-tax profits in our asset management and asset servicing businesses, including a higher level of performance fees reflecting a higher proportion of asset management activities in our business mix;

•	a $22 million increase in compensation expense reflecting the impact of acquisitions ($10 million), annual merit increases and a $2 million increase in severance expense (excluding acquisitions and the impact of severance, compensation expense increased by 4%); and

•	a $9 million increase in employee benefits expense, primarily reflecting, an increase in pension expense ($5 million) and the impact of acquisitions ($2 million).

Net periodic pension expense was $8 million in the second quarter of 2006 compared with $3 million in the second quarter of 2005. Mellon currently expects that the net periodic pension cost for the full-year 2006 will be approximately $33 million, assuming current foreign currency exchange rates, including $1 million for our former chairman and chief executive officer recorded in the first quarter of 2006.

On Jan 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” Staff expense was approximately $2 million higher in the second quarter of 2006 due to the adoption of this new accounting standard, with $1 million recorded as stock option expense and $1 million as restricted stock expense. See Notes 1 and 3 of Notes to Financial Statements for a further discussion of this accounting standard.

Non-staff expenses

Non-staff expenses include certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs, and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development. These expenses include:

•	professional, legal and other purchased services;

•	distribution and servicing;

•	occupancy and equipment;

•	business development (travel, entertainment and advertising);

•	communications (telecommunications, postage and delivery); and

•	other (government assessments, forms and supplies, operational errors, etc.).

Non-staff expenses increased 20% compared with the second quarter of 2005. This increase primarily reflects a $36 million, or 40%, increase in distribution and servicing expense related primarily to an increased level of mutual fund sales outside of the U.S. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher market values and higher net sales volumes of mutual funds. The remaining growth in non-staff expenses included increases in professional, legal and other purchased services and business development expense due to new business generation and in support of strategic initiatives. The increase in other expense related principally to the growth of the joint ventures and the associated amounts of pass-through revenue ($9 million) and the acquisition of MAS. Acquisitions accounted for $9 million of the increase in non-staff expenses compared with the second quarter of 2005.

Year-to-date 2006 compared with year-to-date 2005

Operating expense in the first six months of 2006 increased $309 million, or 19%, compared with the first six months of 2005. The increase primarily resulted from the same factors discussed above, including $64 million related to acquisitions.

34    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Recent accounting development - Pensions

In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The FASB’s proposal will require, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans. As a result, companies will recognize on their balance sheets previously unrecognized actuarial gains and losses, prior service costs and transition obligations that have not yet been included in income. This requirement would have resulted in a reduction in our prepaid pension asset and an increase in our unfunded pension liability account, with the offset as a decrease in accumulated other comprehensive income (a component of equity) at Dec. 31, 2005 of approximately $420 million pre-tax, or approximately $270 million after-tax. The provisions of this Exposure Draft, as currently proposed, will be effective for year-end 2006. As currently proposed, the impact of this Exposure Draft on our shareholders’ equity to assets ratio and tangible shareholders’ equity to assets ratio would have been reductions of approximately 60 basis points and approximately 70 basis points, respectively, at Dec. 31, 2005.

Income taxes

The provision for income taxes from continuing operations totaled $97 million in the second quarter of 2006 compared with $93 million in the second quarter of 2005. Mellon’s effective tax rate on income from continuing operations was 29.6% for the second quarter of 2006 compared with 31.6% for the second quarter of 2005. The tax rate in the second quarter of 2006 includes a $10 million, or $.02 per share, credit to tax expense from the completion of a recent IRS audit cycle, net of additional state tax exposure accruals. The tax rate in the second quarter of 2005 reflects a one-time $4 million, or $.01 per share, credit to tax expense associated with legislative changes, as well as lower state income taxes. It is currently anticipated that the tax rate for the third and fourth quarters of 2006 will be approximately 32.5%.

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

Recent accounting developments - Taxes

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by a taxing authority. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN 48 is effective as of Jan. 1, 2007, with early application permitted. At adoption an adjustment to the financial statements for tax positions that are not more-likely-than-not to be sustained will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. We are currently evaluating the impact of this Interpretation, but do not expect it to be material.

Mellon Financial Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

In conjunction with the issuance of FIN 48, discussed above, the FASB issued a Staff Position (FSP) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-2 amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged lease transactions when there is a change or projected change in the timing of income tax cash flows related to leases. The Staff Position, which is effective Jan. 1, 2007, requires lessors to reassess projected income tax cash flows using a FIN 48 model for recognition and measurement. Any revisions to the net investment in leveraged leases will be recorded as a direct adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. The impact of this Staff Position when applied will result in a reduction in our retained earnings of approximately $20 million.

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

36    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Quarterly data (in millions, presented on an FTE basis)	Mellon Asset Management			Private Wealth Management
	2Q06	1Q06	2Q05	2Q06	1Q06	2Q05
Total revenue	$550	$550	$443	$177	$172	$166
Operating expense	396	390	336	105	103	92
Income from continuing operations before taxes (FTE)	$154	$160	$107	$72	$69	$74
Average assets (a)	$2,353	$1,981	$1,977	$10,395	$10,279	$9,462
Average economic capital (b)	$1,396	$1,396	$1,442	$737	$737	$786

Quarterly data (in millions, presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services
	2Q06	1Q06	2Q05	2Q06	1Q06	2Q05
Total revenue	$348	$313	$262	$174	$167	$181
Operating expense	261	245	200	133	129	135
Income from continuing operations before taxes (FTE)	$87	$68	$62	$41	$38	$46
Average assets (a)	$9,248	$8,376	$8,117	$7,129	$7,326	$7,169
Average economic capital (b)	$683	$683	$607	$330	$330	$390

Quarterly data (in millions, presented on an FTE basis)	Other				Consolidated Results
	2Q06	1Q06		2Q05	2Q06	1Q06	2Q05
Total revenue (c)	$60	$77		$91	$1,309	$1,279	$1,143
Credit quality expense (revenue)	(3)	1		3	(3)	1	3
Operating expense	78	99	(d)	63	973	966	826
Income from continuing operations before taxes (FTE)	$(15)	$(23)		$25	$339	$312	$314
Average assets (a)	$9,979	$9,553		$9,492	$39,104	$37,515	$36,436
Average economic capital (b)	$2,051	$2,033		$1,899	$5,197	$5,179	$5,124
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. There were no average assets of discontinued operations in the first and second quarters of 2006. Consolidated average assets includes average assets of discontinued operations of $219 million for the second quarter of 2005.
(b)	Defined as the sum of average common equity and average Tier I preferred equity.
(c)	Consolidated results include FTE impact of $13 million for the second quarter of 2006, $13 million for the first quarter of 2006 and $18 million for the second quarter of 2005.
(d)	Includes a $19 million pre-tax charge in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer pursuant to his employment agreement.

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

For the six months ended June 30, (in millions, presented on an FTE basis)	Mellon Asset Management		Private Wealth Management
	2006	2005	2006	2005
Total revenue	$1,100	$874	$349	$335
Operating expense	786	659	208	183
Income from continuing operations before taxes (FTE)	$314	$215	$141	$152
Average assets (a)	$2,168	$1,971	$10,337	$9,446
Average economic capital (b)	$1,396	$1,442	$737	$786

For the six months ended June 30, (in millions, presented on an FTE basis)	Asset Servicing		Payment Solutions & Investor Services
	2006	2005	2006	2005
Total revenue	$661	$505	$341	$360
Operating expense	506	388	262	268
Income from continuing operations before taxes (FTE)	$155	$117	$79	$92
Average assets (a)	$8,814	$8,164	$7,227	$7,503
Average economic capital (b)	$683	$607	$330	$390

For the six months ended June 30, (in millions, presented on an FTE basis)	Other		Consolidated Results
	2006	2005	2006	2005
Total revenue (c)	$137	$352	$2,588	$2,426
Credit quality expense (revenue)	(2)	2	(2)	2
Operating expense	177	132	1,939	1,630
Income from continuing operations before taxes (FTE)	$(38)	$218	$651	$794
Average assets (a)	$9,768	$9,457	$38,314	$36,651
Average economic capital (b)	$2,042	$1,944	$5,188	$5,169
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. There were no average assets of discontinued operations in the first six months of 2006. Consolidated average assets includes average assets of discontinued operations of $110 million for the first six months of 2005.
(b)	Defined as the sum of average common equity and average Tier I preferred equity.
(c)	Consolidated results include FTE impact of $26 million for the first six months of 2006 and $32 million for the first six months of 2005.

Note: Prior periods sector data may reflect immaterial reclassifications as a result of minor changes made to be consistent with current period presentations.

Following is a discussion of Mellon’s five business sectors. The operations of acquired businesses are integrated with the existing business sectors soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding the acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes.

See pages 23 through 31 of Mellon’s 2005 Financial Annual Report for a discussion of the products and services offered, the distribution channels for the products and services and the factors that drive the performance of our business sectors.

38    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Mellon Asset Management

(dollar amounts in millions, (unless otherwise noted)	2Q06	1Q06	4Q05	3Q05	2Q05	2Q06 vs. 2Q05	Year-to-date		YTD06 vs. YTD05
							2006	2005
Revenue:
Investment management:
Mutual funds	$201	$194	$201	$200	$187	8%	$395	$366	8%
Institutional clients	170	158	136	133	129	32	328	251	31
Performance fees	48	58	77	41	26	86	106	53	100
Private clients	26	24	23	22	21	26	50	41	22

Total investment management revenue	445	434	437	396	363	23	879	711	24
Distribution and service	108	98	90	82	74	45	206	145	42
Institutional trust and custody revenue	11	13	13	14	13	N/M	24	26	(9)
Other fee revenue	(3)	9	(2)	1	(1)	N/M	6	2	N/M

Total fee and other revenue	561	554	538	493	449	25	1,115	884	26
Net interest revenue (expense)	(11)	(4)	(5)	(6)	(6)	N/M	(15)	(10)	N/M

Total revenue	550	550	533	487	443	24	1,100	874	26
Operating expense	396	390	372	358	336	17	786	659	19

Income before taxes	$154	$160	$161	$129	$107	45%	$314	$215	46%
Return on common equity (annualized)	42%	44%	43%	37%	29%		43%	29%
Pre-tax operating margin	28%	29%	30%	27%	24%		28%	25%

Average common equity	$997	$997	$966	$966	$966	3%	$997	$966	3%
Assets under management (in billions)	$708	$649	$625	$609	$584	21%
Plus: sub advised for other Mellon sectors	3	4	4	3	3	—

	$711 (a)	$653	$629	$612	$587	21%
Assets under management - net inflows (outflows) (in billions)
Long-term	$11	$10	$6	$9	$(1)		$21	$4
Money market	$10	$(3)	$4	$4	$—		$7	$6
Assets under custody or administration (in billions)	$3	$3	$3	$3	$8

Employees at period-end	2,500	2,500	2,400	2,400	2,500
(a)	Includes assets under management at WestLB Mellon Asset Management of $47 billion. This 50/50 joint venture commenced operations in the second quarter of 2006.

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

Income before taxes increased $47 million, or 45%, compared with the second quarter of 2005. Mellon Asset Management generated strong positive operating leverage in the second quarter of 2006 as

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

revenue growth of 24% exceeded expense growth of 17% resulting in a 400 basis point increase in the pre-tax operating margin to 28%.

Investment management revenue increased $82 million, or 23%, compared with the second quarter of 2005 reflecting improved equity markets, higher performance fees, net asset inflows, as well as the impact of the WestLB Mellon Asset Management joint venture. Performance fees increased $22 million, or 86%, and accounted for 27% of the overall increase in investment management fees, driven by an increased number of client mandates as well as continued strong investment performance. Distribution and service fees increased 45% reflecting higher market values and higher sales volumes, particularly outside of the U.S. as Mellon Global Investments, our international distributor, accounted for much of the growth in such fees, with the remainder primarily accounted for by Dreyfus.

Operating expense increased $60 million, or 17%, reflecting increased distribution expenses and higher incentives related to new business and an increased level of performance fees. As shown in the table on page 25, assets under management for this sector, before amounts subadvised for other sectors, were $708 billion at June 30, 2006, a 21% increase compared with $584 billion at June 30, 2005, reflecting net inflows of $51 billion, the creation of the WestLB Mellon joint venture ($47 billion), and improved equity markets.

On a year-to-date basis, income before taxes increased $99 million, or 46%, compared to the first six months of 2005. The pre-tax operating margin was 28% in the first six months of 2006, an increase of 300 basis points compared with the prior year period. Investment management revenue increased $168 million, or 24%, primarily driven by improved equity markets, higher performance fees and net asset inflows. Operating expense increased $127 million, or 19%, in the first six months of 2006 compared with the first six months of 2005 reflecting increased distribution expenses, higher incentives related to new business and an increased level of performance fees, as well as higher expenses in support of business growth.

In the second quarter of 2006, Mellon announced an agreement to purchase Walter Scott & Partners Limited, an Edinburgh, Scotland based equity investment firm specializing in global and international strategies with approximately $27 billion in assets under management. This transaction is expected to close in early fourth quarter 2006.

40    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Private Wealth Management
(dollar amounts in millions, (unless otherwise noted)	2Q06	1Q06	4Q05	3Q05	2Q05	2Q06 vs. 2Q05	Year-to-date		YTD06 vs. YTD05
							2006	2005
Revenue:
Investment management revenue	$92	$90	$87	$83	$80	15%	$182	$161	13%
Institutional trust and custody revenue	2	3	2	3	2	—	5	5	—
Other fee revenue	6	5	6	5	5	N/M	11	10	N/M

Total fee and other revenue	100	98	95	91	87	14	198	176	12
Net interest revenue	77	74	76	77	79	(2)	151	159	(5)

Total revenue	177	172	171	168	166	6	349	335	4
Total operating expense	105	103	100	96	92	14	208	183	14

Income before taxes	$72	$69	$71	$72	$74	(3)%	$141	$152	(7)%
Return on common equity (annualized)	35%	34%	32%	34%	34%		35%	34%
Pre-tax operating margin	41%	40%	41%	43%	45%		40%	45%

Average loans	$4,688	$4,615	$4,563	$4,651	$4,623	1%	$4,652	$4,565	2%
Average assets	$10,395	$10,279	$10,860	$10,062	$9,462	10%	$10,337	$9,446	9%
Average deposits	$8,865	$8,824	$9,474	$8,846	$8,286	7%	$8,845	$8,290	7%
Average common equity	$553	$553	$571	$571	$571	(3)%	$553	$571	(3)%

Total client assets at beginning of quarter (in billions)	$89	$86	$82	$78	$77
Acquisitions	—	1	1	—	—
Assets under management net inflows	—	1	1	—	—
Assets under custody or administration net inflows	—	—	1	2	1
Market appreciation (depreciation)	(2)	1	1	2	—

Total client assets at end of quarter (in billions) (a)	$87	$89	$86	$82	$78	12%

Employees at period-end	2,000	1,900	1,900	1,900	1,900
(a)	Includes assets under management, before amounts subadvised by/for other sectors, of $54 billion, $55 billion, $53 billion, $51 billion and $50 billion.

N/M - Not meaningful.

Private Wealth Management provides investment management, wealth management, and comprehensive financial management services for high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. It operates from 63 locations in 16 states.

Total fee and other revenue increased $13 million, or 14%, in the second quarter of 2006 compared with the second quarter of 2005 resulting from organic growth and net new business, improved equity markets and the acquisitions of City Capital in Atlanta (December 2005) and the Planned Giving Services Group of U.S. Trust Corporation (March 2006).

Net interest revenue decreased $2 million, or 2%, due principally to narrower spreads earned on deposits as rates paid to depositors increased faster than portfolio yields on investment securities in which the excess deposits were invested, partially offset by a 7% increase in average deposit levels.

Mellon Financial Corporation    41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Operating expense increased $13 million, or 14%, primarily reflecting the expense impact of business growth initiatives, including the opening of two new offices, the previously mentioned acquisitions, as well as increased marketing efforts and technology enhancements. The growth in fee and other revenue was more than offset by the increase in operating expense and the decline in net interest revenue, resulting in negative operating leverage in the second quarter of 2006. Income before taxes decreased $2 million, or 3%, compared with the second quarter of 2005. Client assets increased $9 billion, or 12%, from June 30, 2005, primarily resulting from new business, particularly in the Family Office and Private Wealth businesses in the Boston market, as well as acquisitions and improved market conditions.

Total fee and other revenue increased $22 million, or 12%, in the first six months of 2006, compared with the prior year period resulting from organic growth and net new business, improved equity markets, and to a lesser degree, the acquisitions of City Capital and the Planned Giving Services Group of U.S. Trust Corporation. The decrease in net interest revenue in the first half of 2006 compared with the first half of 2005 resulted from narrower spreads earned on deposit accounts. Operating expense increased $25 million, or 14%, reflecting the factors that impacted the quarter to quarter comparison. Income before taxes decreased $11 million, or 7%, in the first six months of 2006 compared with the first six months of 2005.

42    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Asset Servicing
(dollar amounts in millions, (unless otherwise noted)	2Q06	1Q06	4Q05	3Q05	2Q05	2Q06 vs. 2Q05	Year-to-date		YTD06 vs. YTD05
							2006	2005
Revenue:
Institutional trust and custody revenue	$187	$174	$171	$154	$141	34%	$361	$273	32%
Securities lending revenue	38	30	26	25	33	12	68	57	18

Total institutional trust and custody revenue	225	204	197	179	174	29	429	$330	30
Other fee revenue (a)	96	83	72	70	67	44	179	135	33

Total fee and other revenue	321	287	269	249	241	33	608	465	31
Net interest revenue	27	26	20	22	21	25	53	40	29

Total revenue	348	313	289	271	262	33	661	505	31
Total operating expense	261	245	238	217	200	31	506	388	30

Income before taxes	$87	$68	$51	$54	$62	40%	$155	$117	32%
Return on common equity (annualized)	42%	34%	27%	30%	33%		38%	31%
Pre-tax operating margin	25%	22%	18%	20%	24%		23%	23%

Average deposits	$7,570	$7,111	$7,077	$7,753	$6,859	10%	$7,341	$6,934	6%
Average common equity	$551	$551	$482	$482	$482	14%	$551	$482	14%

Assets under management (in billions) (b)	$108	$104	$103	$106	$104	3%
Assets under custody or administration (in billions) (c)	$4,180	$4,091	$3,874	$3,746	$3,416	22%

Employees at period-end	4,500	4,500	4,200	4,100	3,800
(a)	Primarily consists of foreign exchange revenue of $72 million in 2Q06, $58 million in 1Q06, $46 million in 4Q05, $53 million in 3Q05, $47 million in 2Q05, $130 million in the first six months of 2006 and $99 million in the first six months of 2005, as well as expense reimbursements from joint ventures of $23 million in 2Q06, $22 million in 1Q06, $17 million in 4Q05, $19 million in 3Q05, $22 million in 2Q05, $45 million in the first six months of 2006 and $41 million in the first six months of 2005.
(b)	Represents managed securities lending cash collateral. Total cash and non-cash securities lending loan volumes of Mellon, affiliates and joint ventures were approximately $187 billion at June 30, 2006. Fees on those assets are recorded above as institutional trust and custody revenue.
(c)	Excludes assets of $364 billion at June 30, 2006, $359 billion at March 31, 2006, $333 billion at Dec. 31, 2005, $328 billion at Sept. 30, 2005 and $310 billion at June 30, 2005 that we manage and are also under custody or administration. These assets are reported as assets under management in the Asset Management sectors.

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

Asset Servicing generated positive operating leverage in the second quarter of 2006 as revenue growth of 33% exceeded expense growth of 31% resulting in a 100 basis point increase in the pre-tax operating margin. Income before taxes increased $25 million, or 40%, compared with the second quarter of 2005.

Institutional trust and custody revenue, excluding securities lending revenue, increased $46 million, or 34%, in the second quarter of 2006 compared with the second quarter of 2005 reflecting net new business and conversions, the September 2005

Mellon Financial Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

acquisition of the remaining 50% interest in Mellon Analytical Solutions (MAS), higher earnings from the ABN AMRO Mellon and CIBC Mellon joint ventures as well as improved market conditions. Excluding the impact of the acquisition, institutional trust and custody revenue increased 23%.

Securities lending revenue increased $5 million, or 12%, reflecting increased spreads and higher volumes. The $29 million, or 44%, increase in other fee revenue resulted from higher foreign exchange revenue due to higher client volumes and higher volatility in key currencies, as well as increased expense reimbursements from joint ventures. Net interest revenue increased $6 million, or 25%, due to a 10% increase in foreign and domestic deposit balances.

Operating expense increased $61 million, or 31%, reflecting the MAS acquisition, increased joint venture pass-through payments and expenses associated with new business. Assets under custody or administration for this sector were $4.180 trillion at June 30, 2006, an increase of $764 billion, or 22%, compared with June 30, 2005, due to favorable market conditions and net custody conversions of approximately $350 billion during the past 12 months.

On a year-to-date basis, income before taxes increased $38 million, or 32%, compared to the first six months of 2005. Institutional trust and custody fee revenue (including securities lending revenue) increased $99 million, or 30%, reflecting net new business, the acquisition of MAS, higher joint venture earnings and improved market conditions. The $44 million, or 33%, increase in other fee revenue resulted from higher foreign exchange revenue and increased expense reimbursements from joint ventures. Net interest revenue increased by $13 million, or 29%, compared to the first half of 2005, reflecting higher balances and rates on foreign and domestic deposits. Operating expenses increased by $118 million, or 30%, in the first six months of 2006 compared with the first six months of 2005. This increase reflects the acquisition of MAS, incentives in support of business growth and expenses associated with new business and business development initiatives.

44    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Payment Solutions & Investor Services
(dollar amounts in millions)	2Q06	1Q06	4Q05	3Q05	2Q05	2Q06 vs. 2Q05	Year-to-date		YTD06 vs. YTD05
							2006	2005
Payment solutions & investor services fee revenue	$124	$121	$126	$122	$142	(12)%	$245	$276	(11)%
Other fee revenue	6	5	7	5	6	—	11	14	N/M

Total fee and other revenue	130	126	133	127	148	(11)	256	290	(11)
Net interest revenue	44	41	38	34	33	30	85	70	21

Total revenue	174	167	171	161	181	(4)	341	360	(5)
Total operating expense	133	129	132	127	135	(1)	262	268	(2)

Income before taxes	$41	$38	$39	$34	$46	(11)%	$79	$92	(14)%

Average deposits	$6,541	$6,783	$6,576	$6,244	$6,437	2%	$6,662	$6,752	(1)%
Average common equity	$266	$266	$315	$315	$315	(16)%	$266	$315	(16)%
Return on common equity (annualized)	41%	39%	31%	30%	38%		40%	38%
Pre-tax operating margin	23%	23%	23%	21%	25%		23%	25%

Employees at period-end	3,500	3,500	3,600	3,700	3,800

N/M - Not meaningful.

The Payment Solutions & Investor Services sector provides working capital solutions and shareholder services to corporations, institutions and government agencies.

Within the PS&IS business sector, investor services revenue includes earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $645 million at June 30, 2006.

Income before taxes in the second quarter of 2006 decreased $5 million, or 11%, compared with the second quarter of 2005. PS&IS fee revenue decreased $18 million, or 12%, in the second quarter of 2006 compared with the second quarter of 2005 due to lower processing volumes at Working Capital Solutions (formerly Global Cash Management) due primarily to the partial loss of the passport processing business, as well as higher credits for compensating balances in lieu of fees (recorded in net interest revenue), partially offset by higher ancillary services revenue at Mellon Investor Services.

Net interest revenue increased $11 million, or 30%, compared with the second quarter of 2005 resulting from the impact of higher compensating balances and increased spreads on noninterest-bearing deposits, reflecting the higher interest rates at which excess deposits were invested.

Operating expense decreased $2 million, or 1%, reflecting lower staff costs on lower processing volumes. The decline in fee revenue more than offset lower operating expense and higher net interest revenue, resulting in a lower pre-tax operating margin and negative operating leverage in the second quarter of 2006.

Income before taxes decreased $13 million, or 14%, in the first six months of 2006 compared with the first six months of 2005 resulting from a decline in fee and other revenue partially offset by higher net interest revenue and lower operating expense. Payment Solutions & Investor Services fee revenue decreased $31 million, or 11%, primarily due to lower processing volumes at Working Capital Solutions as well as higher credits for compensating balances in lieu of fees.

Net interest revenue increased $15 million, or 21%, reflecting the factors mentioned above. Operating expense decreased $6 million, or 2%, primarily due to lower staff costs on lower processing volumes.

Mellon Financial Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Other

Income before taxes (FTE)

						Year-to-date
(in millions)	2Q06	1Q06	4Q05	3Q05	2Q05	2006	2005
Corporate lending	$4	$4	$6	$4	$4	$8	$7
Venture capital	7	9	7	10	5	16	11
Business exits	9	12	(1)	(5)	22	21	26
Corporate activity/other	(35)	(48)	(11)	(11)	(6)	(83)	174
Income before taxes	$(15)	$(23)	$1	$(2)	$25	$(38)	$218

The Other sector includes:

•	Corporate lending, which includes

•	credit products for large corporations; and

•	insurance premium financing (AFCO);

•	the results of Mellon Ventures, our venture capital group;

•	Business exits activity, which includes

•	the results of large ticket leasing, which is in a runoff mode; and

•	several small non-strategic businesses;

•	Corporate Treasury activities; and

•	certain corporate revenue and expense that does not relate to and therefore has not been fully allocated for management reporting purposes to the business sectors.

Revenue in the Other sector primarily reflects:

•	revenue from Corporate and Bank owned life insurance;

•	net interest revenue from the Corporate lending and leasing portfolio;

•	gains (losses) from Mellon Ventures’ portfolio, net of funding costs of the portfolio;

•	gains (losses) from the sale of securities and other assets; and

•	interest revenue on capital above amounts of economic capital allocated to the business sectors, net of funding costs of other assets.

Operating expense includes:

•	direct expenses supporting the remaining Corporate lending activities;

•	direct expenses of central shared services and corporate activities offset by credits for the portion of these expenses assigned or allocated to the operations of each business sector; and

•	the operating expenses of Mellon Ventures.

Average common equity represents capital in excess of amounts of economic capital allocated to the business sectors, as well as economic capital required to support corporate lending and Corporate Treasury activity and for the investments of Mellon Ventures and business exits.

Our credit strategy has been to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of our fee-based services does not exist. In the first quarter of 2006, we sold our large corporate real estate loan portfolio, which had been in business exits. The loans and leases included in business exits are primarily Mellon’s large ticket lease portfolio, which was principally transaction-based.

A net loss from continuing operations before taxes of $15 million was recorded in the Other sector for the second quarter of 2006 compared to income before taxes of $25 million in the second quarter of 2005 and a net loss before taxes of $23 million in the first quarter of 2006.

46    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The decline from the second quarter of 2005 reflects, among other items:

•	In Business exits, a decrease in revenue due to the $12 million impact of the cumulative effect of a client exercising its option to extend the terms of a leveraged lease in the second quarter of 2005

•	In Corporate activity/other, a decline of $29 million due to:

•	An $18 million decrease in net interest revenue primarily reflecting the higher cost of interest sensitive funds purchased by Corporate Treasury from our business sectors, which were used to fund adjustable rate mortgage securities

•	A decrease of $14 million in corporate owned life insurance revenue

These amounts were partially offset by:

•	Net gains of $17 million in the second quarter of 2006 compared with $12 million in the second quarter of 2005 in Venture Capital

•	Provision for credit losses of negative $3 million in the second quarter of 2006 compared with positive $3 million in the second quarter of 2005 in Corporate activity/other

The Other sector also reflects the following activity:

In the first quarter of 2006:

•	a $19 million pre-tax charge in connection with payments, awards and benefits payable to our former chairman and chief executive officer, pursuant to his employment agreement;

•	the sale of the large corporate real estate loan portfolio in the first quarter of 2006 at a gain of $7 million pre-tax (reported in financing-related revenue), partially offset by severance expense of $1 million and other expense of $1 million, for a net gain of $5 million pre-tax (included in business exits); and

•	additional severance expense of $2 million.

In the first quarter of 2005:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank;

•	$16 million of net gains from venture capital activities;

•	a $10 million pre-tax charge associated with the early extinguishment of debt;

•	a $3 million pre-tax additional writedown of a business previously identified as held for sale; and

•	a $2 million pre-tax additional charge associated with the move to the new Mellon Financial Centre in London.

Mellon Financial Corporation    47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Venture capital investments

Venture capital investment portfolio - gain (loss)

	Quarter ended		Six months ended
(in millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Private and publicly held direct investments:
Realized gains (losses)	$(2)	$(3)	$(2)	$5
Unrealized gains	15	18	23	24
Total	13	15	21	29
Third party indirect funds:
Realized gains	5	1	14	3
Unrealized gains (losses)	1	(2)	3	—
Management fees	(2)	(2)	(4)	(4)
Total	4	(3)	13	(1)
Total venture capital equity investment revenue	$17	$12	$34	$28

Venture capital investment portfolio - activity

(in millions)	Second Quarter 2006	Life to date
Direct investments:
Carrying value at end of period (a)	$363
Cost at end of period	367
Cash disbursements	4	$1,005
Cash receipts	14	469
Indirect investments:
Carrying value at end of period	206
Cost at end of period	222
Cash disbursements	8	540
Cash receipts	19	343
Unfunded commitments:
Active investment periods (b)	21
Expired investment periods (c)	39
Total active investments:
Carrying value at end of period (d)	$569
Cost at end of period	$589
(a)	At June 30, 2006, there were 54 actively managed investments with an average original cost basis of approximately $7 million. Direct investments include $51 million of venture capital direct mezzanine investments in the form of subordinated debt.
(b)	Funds with active investment periods may call committed capital to invest in new or existing portfolio companies and for management fees.
(c)	Funds with expired investment periods may call committed capital only for investment in existing portfolio companies and for management fees.
(d)	In 2004, Mellon confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. Mellon Ventures will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio.

48    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Capital

Capital

(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Total shareholders’ equity	$4,241	$4,202	$4,122
Total shareholders’ equity to assets ratio	10.55%	10.86%	11.16%

Tangible shareholders’ equity	$1,890	$1,888	$1,846
Tangible shareholders’ equity to assets ratio (a)	4.99%	5.19%	5.33%

Tier I capital ratio (b)	10.85%	10.90%	10.85	%(c)
Total (Tier I plus Tier II) capital ratio (b)	16.77%	16.87%	16.91	%(c)
Leverage capital ratio (b)	8.34%	8.33%	8.40	%(c)
Total Tier I capital	$3,045	$2,963	$2,853
Total (Tier I plus Tier II) capital	$4,707	$4,585	$4,447
Total risk-adjusted assets	$28,060	$27,187	$26,297
Average assets—leverage capital basis	$36,530	$35,554	$33,953

Book value per common share	$10.31	$10.11	$9.86
Tangible book value per common share	$4.59	$4.54	$4.41

Closing common stock price per share	$34.43	$34.25	$28.69
Market capitalization	$14,166	$14,230	$11,997
Common shares outstanding	411,439	415,479	418,164
(a)	Shareholders’ equity less goodwill and intangibles divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust-preferred securities in Tier I capital, the tangible shareholders’ equity to assets ratio would have been 5.49%, 5.67% and 5.77%.
(b)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(c)	Includes discontinued operations.

The decrease in the total and tangible shareholders’ equity to assets ratios at June 30, 2006 compared with both Dec. 31, 2005 and June 30, 2005, reflects a larger balance sheet, stock repurchases and higher unrealized mark-to-market losses in the securities available for sale portfolio, partially offset by earnings retention. The risk-based capital ratios were relatively unchanged compared with Dec. 31, 2005 and June 30, 2005 as earnings retention primarily offset a higher level of risk-adjusted assets. For a discussion of our capital management policies, see page 32 of Mellon’s 2005 Financial Annual Report.

In September 2005, Mellon’s Board of Directors authorized a new share repurchase program of up to 25 million shares of common stock. During the second quarter of 2006, Mellon repurchased 3.5 million shares of its outstanding common stock under this program. Included in the shares repurchased during the second quarter of 2006 were 1 million shares acquired in April 2006 through a purchase agreement with a broker-dealer counterparty at an initial price of $35.68 per share for a total of approximately $36 million. Purchases through broker-dealer counterparties are subject to purchase price adjustments based on the actual price paid for the shares, and other related costs, by the counterparty. The price adjustment can be settled, at Mellon’s option, in cash or shares of common stock. In the second quarter of 2006, we settled the April 2006 share repurchase agreement by issuing approximately 21,500 shares. Also included in the shares repurchased during the second quarter of 2006 were 750,000 shares purchased from the Mellon Bank Retirement Plan at an average price of $36.28, or $27 million. Since Jan. 1, 1999, Mellon’s Board of Directors has authorized seven repurchase programs for a total of 170 million shares. Following the share repurchases in the second quarter of 2006, 14.2 million common shares are available for repurchase under the September 2005 repurchase program, which does not have an expiration date.

Share reissuances totaled 1.4 million for the second quarter of 2006. These reissuances, which are primarily for employee benefit plan purposes, also include the shares issued to settle the share repurchase agreement.

Mellon Financial Corporation    49

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Share repurchases during second quarter 2006

(common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares Repurchased as part of a publicly announced plan
April 2006	1,005		$36.41	1,000
May 2006	1,299		36.67	1,275
June 2006	1,233		36.10	1,225
Second quarter 2006	3,537	(b)	$36.40	3,500
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the second quarter of 2006 was $129 million, including less than $1 million of treasury shares used to settle the April 2006 accelerated share repurchase agreement.
(b)	Includes 37 thousand shares, at a purchase price of approximately $1 million, purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 36 and 37 of Mellon’s 2005 Financial Annual Report.

Composition of loan portfolio

The total loan portfolio at June 30, 2006 increased $299 million compared with Dec. 31, 2005 and decreased $661 million compared with June 30, 2005. The increase in international loans and leases compared with Dec. 31, 2005 was primarily due to a short-term extension of credit that was repaid in early July 2006. The decrease in domestic loans and leases compared with June 30, 2005 reflects lower levels of large corporate and commercial real estate loans. Mellon sold $565 million of large corporate real estate loans in the first quarter of 2006. These loans had previously been designated as held for sale and reclassified to other assets at Dec. 31, 2005.

At June 30, 2006, approximately 86% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has:

•	a Moody’s long-term rating of Baa3 or better, and/or;

•	a Standard and Poor’s long-term rating of BBB- or better; or

•	if unrated, an equivalent rating using our internal risk ratings.

Composition of loan portfolio

(in millions)	June 30, 2006		Dec. 31, 2005	June 30, 2005
Domestic loans and leases:
Commercial and financial	$2,169		$2,269	$2,794
Commercial real estate	1,460		1,360	1,850
Personal (a)	2,270		2,222	2,139
Lease finance assets (b)	339		370	459
Total domestic loans and leases	6,238		6,221	7,242
International loans and leases	634		352	291
Total loans and leases, net of unearned discount	$6,872	(c)	$6,573	$7,533
(a)	Primarily consists of secured and unsecured loans, credit lines and mortgages for customers in the Private Wealth Management sector.
(b)	Represents large ticket lease assets that will run off through repayments, possible sales and no new originations.
(c)	Approximately $4.7 billion, or 68%, of the total loan portfolio is to Private Wealth Management customers.

50    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)(b)

(in millions)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Unfunded commitments to extend credit (c):
Expire within one year	$3,788	$4,264	$4,681
Expire within one to five years	7,629	7,520	7,784
Expire over five years	331	253	205
Total unfunded commitments to extend credit	11,748	12,037	12,670

Commercial real estate commitments held for sale	—	307	—

Commercial letters of credit (d)	13	14	5

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,459	1,426	1,376
Custodian securities lent with indemnification against broker default of return of securities	114,549	105,801	103,105
Liquidity support provided to Three Rivers Funding Corp.	1,765	1,550	894
(a)	For a further discussion, see pages 100 through 103 of Mellon’s 2005 Financial Annual Report. In addition, we had outstanding commitments to fund venture capital investments of $60 million at June 30, 2006, $79 million at Dec. 31, 2005 and $101 million at June 30, 2005.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $532 million at June 30, 2006, $520 million at Dec. 31, 2005 and $563 million at June 30, 2005.
(d)	Net of participations and collateral totaling $2 million at June 30, 2006, $8 million at Dec. 31, 2005 and $14 million at June 30, 2005.
(e)	Net of participations and cash collateral totaling $164 million at June 30, 2006, $157 million at Dec. 31, 2005 and $197 million at June 30, 2005. At June 30, 2006, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1.5 years.

Unfunded commitments to extend credit

Total unfunded commitments to extend credit decreased $289 million, or 2%, compared with Dec. 31, 2005 and $922 million, or 7%, compared with June 30, 2005. Unfunded commitments to extend credit expiring over one year increased $187 million, or 2%, compared with Dec. 31, 2005 and decreased $29 million, or less than 1%, compared with June 30, 2005. The increase compared with Dec. 31, 2005 resulted from a shift towards longer maturities of loan commitments. At June 30, 2006, approximately 96% of unfunded loan commitments to our large corporate commercial and financial customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, Mellon offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate Mellon for a stated period to disburse funds to a third-party beneficiary if our customer fails to perform under the terms of an agreement with the beneficiary. We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At June 30, 2006, we had a liability of $7 million related to letters of credit.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $115 billion at June 30, 2006 and were primarily collateralized by cash and U.S. government securities.

For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 48, 49, 101 and 102 of Mellon’s 2005 Financial Annual Report.

Mellon Financial Corporation    51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Mellon Bank, N.A. and ABN AMRO Bank N.V. entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled $59 billion at June 30, 2006, compared with $44 billion at June 30, 2005, primarily relating to securities lending activity. Agency securities lending represents $54 billion of this guarantee at June 30, 2006, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions were collateralized primarily with cash and OECD government securities totaling $51 billion. The joint venture also indemnifies approximately $350 million of cash collateral reinvested in repurchase agreements for risk of market or credit loss. The potential exposure of this guarantee assumes that there is no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO Bank N.V. which has an S&P 500 long-term credit rating of AA- and a Moody’s senior debt rating of Aa3.

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

Fee revenue of $1 million was received from this entity in the second quarter of 2006 and second quarter of 2005. At June 30, 2006, TRFC’s receivables totaled $1.755 billion and commercial paper outstanding totaled $1.765 billion compared with $1.550 billion at Dec. 31, 2005. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $170 million at June 30, 2006 compared with $191 million at Dec. 31, 2005. Mellon’s maximum loss exposure related to TRFC is the full amount of the liquidity facility, or $1.765 billion, at June 30, 2006. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 51. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2005 Financial Annual Report.

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

52    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Nonperforming assets

Nonperforming assets

(dollar amounts in millions)	June 30, 2006	March 31, 2006	Dec. 31, 2005	June 30, 2005
Nonaccrual loans and leases:
Commercial and financial	$—	$1	$1	$7
Personal	2	2	2	4
Lease finance assets	12	10	13	15
Total nonaccrual loans and leases (a)	14	13	16	26
Total acquired property	—	3	—	—
Total nonperforming assets	$14	$16	$16	$26
Nonaccrual loans as a percentage of total loans	.20%	.19%	.24%	.34%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.44%	.51%	.53%	.87%
(a)	Includes less than $1 million, less than $1 million, $14 million and $8 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

Nonperforming assets totaled $14 million at June 30, 2006, down from $16 million at March 31, 2006 and $26 million at June 30, 2005. The decrease compared with March 31, 2006 primarily resulted from the sale of acquired assets, and the decrease compared with June 30, 2005 primarily resulted from principal payments. At June 30, 2006, total nonperforming assets were comprised of nonperforming loans of $12 million of regional airline leases and $2 million of various smaller loans. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in our 2005 Financial Annual Report.

At June 30, 2006 loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $3 million, $1 million and less than $1 million. Loans 90 days or more past due, that are not classified as nonaccrual loans, were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

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

Reserve for credit exposure

(in millions)	June 30, 2006	March 31, 2006	Dec. 31, 2005	June 30, 2005
Reserve for loan losses:
Base reserves:
Commercial and financial	$30	$31	$35	$39
Commercial real estate	—	—	—	5
Personal	3	3	3	4
Lease assets	21	22	19	34
Total domestic base reserve	54	56	57	82
International	4	4	4	1
Total base reserve	58	60	61	83
Impairment/ judgmental	—	—	2	4
Total reserve for loan losses	58	$60	$63	$87
Reserve for unfunded commitments:
Commitments	74	$74	$71	$74
Letters of credit and bankers acceptances	7	8	7	7
Total reserve for unfunded commitments	$81	$82	$78	$81
Total reserve for credit exposure	$139	$142	$141	$168

Total base reserves decreased $2 million and the reserve for unfunded commitments decreased $1 million at June 30, 2006 compared with March 31, 2006. The decrease in both reserves reflects an overall improvement in the credit quality of the loan portfolio. Mellon’s management concluded that, at June 30, 2006, the overall reserve level was appropriate for the estimated inherent losses in the loan portfolio.

Mellon Financial Corporation    53

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Reserve activity Quarter ended

	June 30, 2006		March 31, 2006		June 30, 2005
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$60	$82	$63	$78	$87	$77
Total credit losses	(1)	—	—	—	—	—
Total recoveries	1	—	—	—	1	—
Total net credit recoveries (losses)	—	—	—	—	1	—
Provision for credit losses	(2)	(1)	(3)	4	(1)	4
Transfer to held for sale	—	—	—	—	—	—
Reserve at end of period	$58	$81	$60	$82	$87	$81
Reserve for loan losses as a percentage of total loans (a)	.84%	N/M	.91%	N/M	1.15%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (a)	N/M	.61%	N/M	.62%	N/M	.58%
Annualized net credit losses (recoveries) to average loans	—%	N/M	—%	N/M	—%	N/M
(a)	At period-end.

N/M - Not meaningful.

Reserve activity Six months ended

	June 30, 2006		June 30, 2005
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$63	$78	$98	$67
Total credit losses	(1)	—	(1)	—
Total recoveries	1	—	2	—
Total net credit recoveries (losses)	—	—	1	—
Provision for credit losses	(5)	3	(12)	14
Transfer to held for sale	—	—	—	—
Reserve at end of period	$58	$81	$87	$81
Annualized net credit losses (recoveries) to average loans	—%	N/M	—%	N/M
(a)	At period-end.

N/M - Not meaningful.

Market and liquidity risk

For a discussion of the management of market and liquidity risk, see page 43 of Mellon’s 2005 Financial Annual Report.

Liquidity and dividends

We manage our liquidity position with the objective of maintaining the ability to fund commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Through active liquidity management, we seek to ensure that changes in funding requirements can be accommodated without materially impacting net income. Core demand and time deposits, gathered from our Private Wealth Management, Asset Servicing and PS&IS businesses, are used in conjunction with long-term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities held available for sale, may also be utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at the Mellon Financial Corporation (Parent Corporation) level.

54    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, N.A., and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2005 Financial Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to June 30, 2006 of up to approximately $295 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between July 1, 2006 and the date of any such dividend declaration. To comply with regulatory guidelines, Mellon and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At June 30, 2006, the Parent Corporation held $512 million of cash. It also has a $200 million revolving credit agreement with Mellon Bank, N.A., Mellon’s primary bank subsidiary, with a June 2007 expiration date. The agreement was executed at market terms. Under this agreement any borrowings are to be collateralized with eligible assets of our non-bank subsidiaries. There were no borrowings under this facility at June 30, 2006. At June 30, 2006, the Parent Corporation had the ability to access the capital markets with $1.45 billion of unused capacity under a shelf registration statement that expired in July 2006. It filed a new shelf registration statement on July 21, 2006 with the ability to issue an indeterminate amount of debt, equity and junior subordinated debentures. There were no contractual maturities of long-term debt in the second quarter of 2006, and there are no contractual maturities of long-term debt scheduled for the remainder of 2006. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank, N.A.’s credit ratings, some of which are shown in the following table.

Debt ratings at June 30, 2006

	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+
Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

We paid $91 million in common stock dividends in the second quarter of 2006 compared with $84 million in the second quarter of 2005. The common dividend payout ratio, on a net income basis, was 39% in the second quarter of 2006 on a dividend of $.22 per common share compared with 67% in the second quarter of 2005 on a dividend of $.20 per share. Based upon shares outstanding at June 30, 2006 and the current quarterly common stock dividend rate of $.88 per share, the annual common stock dividend is expected to be approximately $360 million.

As shown in the consolidated statement of cash flows, cash and due from banks decreased $14 million during the first six months of 2006 to $2.359 billion. The decrease resulted from $1.278 billion of net cash used in investing activities, substantially offset by $818 million of net cash provided by financing activities and $435 million of net cash provided by operating activities. Net cash used in investing activities primarily resulted from net purchases of securities available for sale and a higher level of short-term investments partially offset by proceeds from the sale of commercial real estate loans. Net cash provided by financing activities primarily resulted from higher short-term borrowings and an increase in deposits partially offset by repurchases of common stock.

Based on current interest rate expectations, we are considering the redemption of our Series A and Series B junior subordinated debentures, each issued for a face value of $515 million, on or after the optional call dates of Dec. 1, 2006 and Jan. 15, 2007, respectively. The securities are redeemable at 103.86% and 103.9975% of the liquidation amounts during the 12-month periods beginning on the call dates. There would be a charge to income of approximately $23 million pre-tax for the

Mellon Financial Corporation    55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

redemption premium and unamortized issuance costs on the Series A security and $23 million for the redemption premium and unamortized issuance costs on the Series B security. We would expect to replace these securities with a combination of Tier I qualifying capital securities and senior debt securities that would reduce our funding costs beginning in 2007.

Asset/liability management

Asset/liability management activities address management of assets and liabilities from an interest rate risk, currency risk and liquidity management perspective, including the use of derivatives.

Selected average balances

	Quarter ended			Six months ended
(in millions)	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Assets:
Money market investments	$2,909	$2,330	$3,307	$2,621	$3,777
Trading account securities	439	309	293	374	301
Securities	17,972	17,503	14,444	17,739	14,081
Loans	6,625	6,758	7,339	6,691	7,111
Total interest-earning assets	27,945	26,900	25,383	27,425	25,270
Noninterest-earning assets	11,219	10,679	10,921	10,951	11,363
Reserve for loan losses	(60)	(64)	(87)	(62)	(92)
Assets allocated to discontinued operations	—	—	219	—	110
Total assets	$39,104	$37,515	$36,436	$38,314	$36,651
Funds supporting total assets:
Core funds	$35,391	$34,449	$33,666	$35,075	$34,115
Purchased funds	3,713	3,066	2,770	3,239	2,536
Funds supporting total assets	$39,104	$37,515	$36,436	$38,314	$36,651

The $1.045 billion increase in average interest-earning assets in the second quarter of 2006 compared with the first quarter of 2006 primarily resulted from higher levels of money market investments and securities. The $2.562 billion increase in average interest-earning assets compared with the second quarter of 2005 resulted from a higher level of securities partially offset by a lower level of loans and money market investments. The increase in average securities, compared with both periods, was due to purchases of high quality floating rate and other short duration mortgage-backed securities. The lower level of loans compared with the second quarter of 2005 primarily resulted from the first quarter 2006 sale of the large corporate real estate loan portfolio. The proportion of average core funds to average total assets in the second quarter of 2006 was 91% compared with 92% in the second quarter of 2005. See page 45 of Mellon’s 2005 Financial Annual Report for a definition of core and purchased funds.

56    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50, 100 and 200 basis point shift downward in short-term interest rates on net interest revenue and earnings per share. Principal cash flows anticipated over the next twelve months from discretionary investments and loans in business exits (discussed on page 46) are assumed to be reinvested in floating rate assets, while term debt maturing within the next twelve months is replaced with variable rate funding.

This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at June 30, 2006. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the June 30, 2006 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results.

Interest rate simulation sensitivity analysis

	Simulated increase (decrease) in the next 12 months
	compared with a scenario of unchanged rates		Memo: compared with last 12 months’ actual results
	Net interest revenue	Earnings per share	Net interest revenue	Earnings per share
Movement in interest rates from June 30, 2006 rates:
Unchanged	N/A	N/A	(1.6)%	$(0.01)

Up 50 bp	(0.2)%	$—	(1.8)%	$(0.01)
Up 100 bp	(0.5)	—	(2.1)	(0.02)
Up 200 bp	(3.1)	(0.02)	(4.6)	(0.04)

Down 50 bp	0.1%	$—	(1.4)%	$(0.01)
Down 100 bp	0.1	—	(1.4)	(0.01)
Down 200 bp	0.1	—	(1.5)	(0.01)

N/A - Not applicable.

bp - basis points.

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at June 30, 2006, nor did it exceed our guidelines at June 30, 2005.

Managing interest rate risk with derivative instruments

Derivatives are used as part of Mellon’s overall asset/liability management process to augment the management of interest rate exposure. The gross notional amount of interest rate swaps used to manage interest rate risk was $1.635 billion at June 30, 2006, compared with $3.110 billion at Dec. 31, 2005 and $3.081 billion at June 30, 2005. The gross notional value at June 30, 2006 was comprised of interest rate swaps designated as fair value hedges, to convert portions of our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate certificates of deposit to variable rate certificates of deposit. The interest rate swaps associated with long-term debt had a weighted average maturity of approximately 7 years and weighted average interest rates received and paid of 4.72% and 5.18%, respectively. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps. The decrease in notional value of the interest rate swaps at June 30, 2006 compared with Dec. 31, 2005 and June 30, 2005 primarily resulted from the termination of $700 million notional amount of interest rate swaps that hedged long-term debt and from the reclassification to a trading position of $500 million notional amount of two interest rate swaps, which were terminated in July 2006.

Mellon applies the shortcut method available under SFAS 133 to the interest rate swaps designated as fair value hedges of the fixed rate long-term debt and certificates of deposit. Accordingly, the changes in fair value of the interest rate swaps are recorded in the income statement with an offsetting amount recorded as an adjustment to the carrying values of the respective hedged items. The net fair

Mellon Financial Corporation    57

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

value of the terminated interest rate swaps hedging long-term debt was less than $1 million.

The net interest differential between interest revenue and interest expense on all interest rate swaps managing interest rate risk resulted in interest revenue of $2 million and $9 million in the second quarter and first six months of 2006, compared with interest revenue of $24 million and $53 million in the second quarter and first six months of 2005. No ineffectiveness was recorded for the six months ended June 30, 2006 and June 30, 2005. At June 30, 2006, there were no outstanding cash flow hedges.

As discussed in “Liquidity and dividends” on pages 55 and 56, based on current interest rate expectations, we are considering the redemption of our junior subordinated debentures on or after the optional call dates of Dec. 1, 2006 and Jan. 15, 2007 and replacing these securities with a combination of Tier I qualifying capital securities and senior debt securities that would reduce our funding costs beginning in 2007.

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

Derivative instruments used for trading purposes

(notional amounts in millions)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Commitments to purchase and sell foreign currency contracts	$94,331	$72,562	$77,072
Foreign currency option contracts purchased	4,584	4,361	6,805
Foreign currency option contracts written	5,871	5,688	9,194
Interest rate agreements:
Interest rate swaps	17,442	15,180	12,475
Options, caps and floors purchased	524	563	666
Options, caps and floors written	814	858	765
Futures and forward contracts	9,824	6,946	10,453
Equity options	1,751	1,859	1,331
Credit default swaps	506	598	703
Total return swaps	72	27	41

We use a value-at-risk methodology to estimate the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Using our methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate average value-at-risk for trading activities and credit default swaps was approximately $7 million for the 60 business-day period ending June 30, 2006, and approximately $5 million for each of the 60 business-day periods ending Dec. 31, 2005 and June 30, 2005.

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

58    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Supplemental Information - Reconciliation of Reported GAAP Amounts to Adjusted Non-GAAP Amounts

Reported Amounts are presented in accordance with GAAP. We believe that this supplemental adjusted non-GAAP information is useful to the investment community in analyzing the financial results and trends of ongoing operations. We believe it facilitates comparisons with prior periods and reflects the principal basis on which our management monitors financial performance. See the table below for a reconciliation of the first half of 2006 and 2005 Reported Amounts presented in accordance with GAAP to Adjusted non-GAAP Amounts, which exclude these items. We do not believe any adjustments to Reported Amounts for the second quarter of 2006 are necessary to facilitate comparisons with the second quarter of 2005. We have made no adjustments to second quarter 2006 or second quarter 2005 Reported Amounts for the purpose of our internal assessment of quarterly financial performance.

Supplemental information

	Six months ended
	June 30, 2006				June 30, 2005				Adjusted Amounts (non-GAAP) % Change
(dollar amounts in millions)	Reported Amounts (GAAP)	Adjustments		Adjusted Amounts (non-GAAP)	Reported Amounts (GAAP)	Adjustments		Adjusted Amounts (non-GAAP)
Noninterest revenue:
Fee and other revenue	$2,318	$—		$2,318	$2,150	$(197	)(a)	$1,953
Gains on sales of securities	—	—		—	—	—		—

Total noninterest revenue	2,318	—		2,318	2,150	(197)		1,953	19%

Net interest revenue	244	—		244	244	—		244

Total revenue	2,562	—		2,562	2,394	(197)		2,197	17%

Provision for credit losses	(2)	—		(2)	2	—		2

Operating expense:
Staff:
Compensation	544	(2	)(b)	542	497	—		497
Incentives	320	(16	)(b)	304	222	—		222
Employee benefits	148	(1	)(b)	147	129	—		129

Total staff	1,012	(19)		993	848	—		848
Net occupancy	118	—		118	116	(2	)(c)	114
Other	809	—		809	666	(13	)(d)	653

Total operating expense	1,939	(19)		1,920	1,630	(15)		1,615	19%

Income from continuing operations before taxes	$625	$19		$644	$762	$(182)		$580	11%

Memo - Fully taxable equivalent basis:
Total noninterest revenue	$2,336	$—		$2,336	$2,172	$(197)		$1,975	18%
Net interest revenue	252	—		252	254	—		254	(1)%

Total revenue	$2,588	$—		$2,588	$2,426	$(197)		$2,229	16%
Income from continuing operations before taxes	$651	$19		$670	$794	$(182)		$612	10%

Pre-tax operating margin (e)	25%			26%	33%			27%
Fee and other revenue as a percentage of total revenue	90%			90%	90%			89%
Staff expense as a percentage of total revenue	39%			38%	35%			38%
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank, recorded in the first quarter of 2005.
(b)	Reflects the charges recorded in connection with payments, awards and benefits payable to Mellon’s former chairman and chief executive officer, pursuant to his employment contract, recorded in the first quarter of 2006.
(c)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London, recorded in the first quarter of 2005.
(d)	Includes the $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business previously identified as held for sale, recorded in the first quarter of 2005.
(e)	Income from continuing operations before taxes as a percentage of total revenue.

Mellon Financial Corporation    59

Item 4. Controls and Procedures.

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2006, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of June 30, 2006, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Corporation may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

60    Mellon Financial Corporation

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected return on pension plan assets; expected cash contributions to funded defined benefit pension plans; amounts of contingent and deferred consideration payable for acquisitions; the fair value of the Corporation’s stock options; the amount of total unrecognized compensation cost related to stock options, restricted stock and Deferred Share Units expected to be recognized over a weighted-average specified period of years; collectibility of securities; estimated annual amortization expense; future financial goals; expected margins of business sectors; the impact of market and demographic trends; the impact on investment management fees of changes in the S&P 500 Index and the FTSE; potential future venture capital gains or losses, possible changes in the value of the portfolio and intentions as to future investments; the expected third quarter 2006 net interest revenue; expected net periodic pension cost for 2006; the expected tax provisioning rate for the third and fourth quarters of 2006 and the adequacy of tax accruals; future deductibility of disallowed tax deductions; the impact of a FASB Staff Position, a FASB Interpretation and a FASB Exposure Draft; economic capital allocations; the proposed closing date of an acquisition; liabilities for guarantees and indemnities; possible losses related to Three Rivers Funding Corporation (TRFC); credit exposure reserve appropriateness; the Corporation’s liquidity management objectives; simulation of changes in interest rates; the value-at-risk for trading activities and credit default swaps; intentions with respect to junior subordinated debentures; and litigation results.

These forward-looking statements and other forward-looking statements contained in other public disclosures of the Corporation, which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; equity, fixed-income and foreign exchange market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; customers’ sensitivity to increases in oil prices and decreasing travel; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within the Corporation’s markets; consumer spending and savings habits; interest rate fluctuations; geographic sources of income; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation process; and the effects of terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

All forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Mellon Financial Corporation    61

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Various legal actions and proceedings are pending or are threatened against Mellon and our subsidiaries and certain former subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of our businesses and operations and include suits relating to our servicing, investment, mutual fund, advisory, trust, custody, shareholder services, working capital solutions, lending, collections and other activities and operations. Certain actions and proceedings relate to businesses that have been divested. From time to time, Mellon may be involved in regulatory enforcement matters in which claims for disgorgement, the imposition of penalties and/or other remedial sanctions are possible.

As previously reported in Mellon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on March 22, 2005, the United States Attorney for the Western District of Pennsylvania announced that six former employees of a subsidiary of Mellon had been indicted by a federal grand jury in Pittsburgh, Pennsylvania on a series of charges relating to the destruction in April 2001 of approximately 80,000 United States tax returns and payments. In related public comments, the United States Attorney indicated that the investigation is continuing. Mellon is cooperating fully in this investigation. On Jan. 20, 2006, one of these six indicted former employees entered a guilty plea in this matter. On March 23, 2006, the United States Attorney proposed to resolve its investigation with respect to Mellon Bank, N.A. through a settlement agreement between Mellon Bank and the United States Attorney. We are reviewing and discussing with the United States Attorney the United States Attorney’s proposal. There can be no assurance that an agreement will be reached.

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

62    Mellon Financial Corporation

PART II - OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 30, 2006, the Corporation issued an aggregate of 21,484 shares of its Common Stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to a sophisticated purchaser, in settlement of the Corporation’s obligations in the amount of less than $1 million under an agreement previously entered into with such person under which the Corporation purchased outstanding shares of its Common Stock from such person. The shares were registered for resale by such person.

(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on pages 49 and 50 of this report and is incorporated into this Item by reference.

Information regarding limitations on the payment of dividends by the Corporation’s national bank subsidiaries appears under “Liquidity and dividends” on page 55 of this report and is incorporated into this Item by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on April 18, 2006, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of four directors for a term expiring in 2009.

Name of Director	Votes For	Votes Withheld
Paul L. Cejas	336,570,596	14,067,777
Seward Prosser Mellon	332,192,370	18,446,003
Mark A. Nordenberg	333,935,597	16,702,776
William E. Strickland, Jr.	336,347,318	14,291,055

2.	Approval of the adoption of the Mellon Financial Corporation Director Equity Plan (2006):

For:	259,422,946
Against:	41,220,004
Abstain:	3,378,826
Broker non-votes:	46,616,598

3.	Shareholder proposal to remove from the By-Laws a shareholder-approved provision requiring a 75% shareholder vote to amend or repeal By-Law provisions relating to the Corporation’s Board of Directors if the amendment or repeal is not approved by the Board of Directors:

For:	220,645,104
Against:	79,655,935
Abstain:	3,720,736
Broker non-votes:	46,616,598

In order to be approved, this proposal required the affirmative vote of 75% of the outstanding shares, and therefore was not approved.

4.	Ratification of KPMG LLP as independent public accountants of the Corporation for the year ending Dec. 31, 2006:

For:	340,230,554
Against:	7,850,088
Abstain:	2,558,362

Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of the Corporation’s incorporation.

Mellon Financial Corporation    63

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.

10.1	Form of Performance Share Award Agreement.

10.2	Letter Agreement entered into by Mellon Financial Corporation and David F. Lamere dated April 10, 2006, accepted April 13, 2006.

10.3	Confidentiality and Non-Solicitation Agreement made as of April 13, 2006 by and between Mellon Financial Corporation and David F. Lamere.

10.4	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.

10.5	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006 by and between Mellon Financial Corporation and Ronald P. O’Hanley.

10.6	Mellon Financial Corporation Director Equity Plan (2006).

10.7	Form of Deferred Share Unit Agreement - Mellon Financial Corporation Director Equity Plan (2006).

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of April 18, 2006.

99.2	Pages 58 through 60, inclusive, of the Corporation’s 2005 Financial Annual Report to Shareholders.

64    Mellon Financial Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2006	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)

Mellon Financial Corporation    65

CORPORATE INFORMATION

Business of Mellon	Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through our five business sectors (Mellon Asset Management, Private Wealth Management, Asset Servicing, Payment Solutions & Investor Services and Other), we serve two distinct major classes of customers—corporations and institutions, and high net worth individuals. For corporations and institutions, we provide investment management, trust and custody; foreign exchange; securities lending; performance analytics; fund administration, outsourcing solutions for investment managers; shareholder services; working capital solutions; treasury management; and banking services. For individuals, we provide mutual funds, wealth management and private banking services. Mellon’s asset management businesses, which include The Dreyfus Corporation, Founders Asset Management LLC, Standish Mellon Asset Management Company LLC and U.K.-based Newton Investment Management, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Exchange Listing	Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL.

Stock Prices	Prices for Mellon’s common stock can be viewed at www.mellon.com.

Transfer Agent and Registrar	Mellon Investor Services P.O. Box 3315 South Hackensack, NJ 07606 or Newport Office Center VII 480 Washington Boulevard Jersey City, NJ 07310

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

Internet Access	Mellon: www.mellon.com Mellon Investor Services: www.melloninvestor.com Also see Internet access for Business Groups/Principal Entities in the Mellon 2005 Summary Annual Report.

Investor Relations	Visit www.mellon.com/investorrelations/ or call (412) 234-5601.

Publication Requests/Securities Transfer Agent	To request the Annual Report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Corporate Social Responsibility	Corporate Social Responsibility information, including a report on Mellon’s comprehensive community involvement such as charitable contributions, is available online at www.mellon.com or by calling (412) 234-8680.

Corporate Communications/Media Relations	Members of the media should direct inquiries to media@mellon.com or (412) 234-7157.

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

66    Mellon Financial Corporation

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Form of Performance Share Award Agreement.	Filed herewith.

10.2	Letter Agreement entered into by Mellon Financial Corporation and David F. Lamere dated April 10, 2006, accepted April 13, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated April 13, 2006, and incorporated herein by reference.

10.3	Confidentiality and Non-Solicitation Agreement made as of April 13, 2006 by and between Mellon Financial Corporation and David F. Lamere.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated April 13, 2006, and incorporated herein by reference.

10.4	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated April 20, 2006, and incorporated herein by reference.

10.5	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006 by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated April 20, 2006, and incorporated herein by reference.

Mellon Financial Corporation    67

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
10.6	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 1-7410) dated March 15, 2006, and incorporated herein by reference.

10.7	Form of Deferred Share Unit Agreement - Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated April 21, 2006, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Mellon Financial Corporation, Charter of the Audit Committee of the Board of Directors, as amended, effective as of April 18, 2006.	Filed herewith.

99.2	Pages 58 through 60, inclusive, of the Corporation’s 2005 Financial Annual Report to Shareholders.	Previously filed as a portion of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2005, and incorporated herein by reference.

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

68    Mellon Financial Corporation