Form 10-Q
period 2006-09-30
MELLON FINANCIAL CORP
filed 2006-11-03
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2006

Common Stock, $.50 par value	411,862,219

MELLON FINANCIAL CORPORATION

THIRD QUARTER 2006 FORM 10-Q

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	2
Consolidated Balance Sheet (unaudited)	3
Consolidated Statement of Cash Flows (unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	5

Notes to Financial Statements	7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4. Controls and Procedures.	61

Cautionary Statement	62

Part II - Other Information

Item 1. Legal Proceedings.	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	64

Item 6. Exhibits.	64

Signature	65

Corporate Information	66

Index to Exhibits	67

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENT (unaudited)

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts)	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Noninterest revenue
Investment management	$574	$537	$479	$1,635	$1,351
Distribution and service	107	108	82	313	227
Institutional trust and custody	233	244	197	701	564
Payment solutions & investor services	119	124	122	364	398
Foreign exchange trading	52	69	52	179	156
Financing-related/equity investment	34	46	49	131	341
Other	51	47	54	158	138
Total fee and other revenue	1,170	1,175	1,035	3,481	3,175
Gains on sales of securities	3	—	1	3	1
Total noninterest revenue	1,173	1,175	1,036	3,484	3,176
Net interest revenue
Interest revenue	394	343	283	1,055	797
Interest expense	277	233	174	711	456
Net interest revenue	117	110	109	344	341
Provision for credit losses	(1)	(3)	12	(3)	13
Net interest revenue after provision for credit losses	118	113	97	347	328
Operating expense
Staff	515	489	448	1,520	1,290
Professional, legal and other purchased services	131	126	113	372	322
Distribution and servicing	122	126	100	363	271
Net occupancy	51	58	60	168	175
Equipment	42	44	44	130	128
Business development	25	28	23	78	67
Communications	19	23	20	65	63
Amortization of intangible assets	7	7	7	21	20
Other	54	62	46	168	134
Total operating expense	966	963	861	2,885	2,470
Income
Income from continuing operations before income taxes	325	325	272	946	1,034
Provision for income taxes	105	95	77	296	331
Income from continuing operations	220	230	195	650	703
Discontinued operations:
Income (loss) from operations, net of tax expense (benefit) of $-, $-, $1, $2 and $(35)	1	—	1	2	(99)
Net gain (loss) on disposals, net of tax expense (benefit) of $1, $2, $(1), $(3) and $40	1	2	(2)	9	(30)
Income (loss) from discontinued operations, net of tax expense (benefit) of $1, $2, $-, $(1) and $5	2	2	(1)	11	(129)
Net income	$222	$232	$194	$661	$574
Earnings per share (a)
Basic:
Continuing operations	$.54	$.56	$.47	$1.59	$1.69
Discontinued operations	.01	—	—	.03	(.31)
Net income	$.55	$.56	$.47	$1.62	$1.38

Diluted:
Continuing operations	$.53	$.56	$.46	$1.57	$1.67
Discontinued operations	.01	—	—	.03	(.30)
Net income	$.54	$.56	$.47 (b)	$1.60	$1.37
Shares outstanding
Basic average shares outstanding	407,210	408,154	414,606	408,298	416,373
Common stock equivalents	4,786	4,832	3,305	4,770	3,438
Diluted average shares outstanding	411,996	412,986	417,911	413,068	419,811
(a)	Calculated based on unrounded numbers.
(b)	Amounts do not foot due to rounding.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET (unaudited)

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005

Assets
Cash and due from banks	$2,670	$2,373	$2,770
Interest-bearing deposits with banks	4,476	1,339	2,176
Federal funds sold and securities under resale agreements	864	1,626	234
Other money market investments	75	120	111
Trading account securities	491	269	286
Securities available for sale	18,469	17,245	16,821
Investment securities (approximate fair value of $149, $170 and $179)	147	167	175
Loans, net of unearned discount of $34, $30 and $28	5,971	6,573	7,558
Reserve for loan losses	(55)	(63)	(80)
Net loans	5,916	6,510	7,478
Premises and equipment	699	656	627
Goodwill	2,201	2,166	2,178
Other intangibles	137	148	154
Assets of discontinued operations	907	—	—
Other assets	5,614	6,059	5,733
Total assets	$42,666	$38,678	$38,743

Liabilities
Noninterest-bearing deposits in domestic offices	$8,553	$10,511	$9,225
Interest-bearing deposits in domestic offices	13,544	10,498	9,843
Interest-bearing deposits in foreign offices	6,879	5,065	6,087
Total deposits	28,976	26,074	25,155
Federal funds purchased and securities under repurchase agreements	1,139	789	782
Term federal funds purchased and U.S. Treasury tax and loan demand notes	18	32	551
Commercial paper	—	—	—
Other funds borrowed	89	24	342
Reserve for unfunded commitments	80	78	77
Other liabilities	2,822	2,774	2,912
Notes and debentures (with original maturities over one year)	3,621	3,663	3,695
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,395	1,042	1,047
Liabilities of discontinued operations	31	—	—
Total liabilities	38,171	34,476	34,561

Shareholders’ equity
Common stock - $.50 par value
Authorized - 800,000,000 shares, Issued – 588,661,920 shares	294	294	294
Additional paid-in capital	1,970	1,953	1,946
Retained earnings	7,217	6,842	6,715
Accumulated unrealized loss, net of tax	(44)	(84)	(57)
Treasury stock of 176,799,701; 173,183,019; and 170,537,262 shares, at cost	(4,942)	(4,803)	(4,716)
Total shareholders’ equity	4,495	4,202	4,182
Total liabilities and shareholders’ equity	$42,666	$38,678	$38,743

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Mellon Financial Corporation (and its subsidiaries)

	Nine months ended Sept. 30,
(in millions)	2006	2005 Revised (a)
Cash flows from operating activities
Net income	$661	$574
Income (loss) from discontinued operations	11	(129)
Income from continuing operations	650	703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	111	107
Deferred income tax benefit	(105)	(24)
Provision for credit losses	(3)	13
Gain on sale of investment in Shinsei Bank	—	(197)
Pension expense	25	13
Dividends received from joint ventures	45	—
Net increase in trading account securities	(68)	(15)
Net change in accruals and other	(128)	67
Net effect of discontinued operations	8	(4)
Net cash provided by operating activities	535	663
Cash flows from investing activities
Net (increase) decrease in term deposits and other money market investments	(3,092)	536
Net decrease in federal funds sold and securities under resale agreements	762	1,616
Net increase in seed capital investments	(154)	(9)
Purchases of securities available for sale	(6,357)	(8,996)
Proceeds from sales of securities available for sale	1,774	1,911
Proceeds from maturities of securities available for sale	3,416	3,582
Proceeds from maturities of investment securities	19	35
Redemption of corporate and bank owned life insurance	182	89
Proceeds from the sale of investment in Shinsei Bank	—	244
Net principal advances of loans to customers	(265)	(472)
Proceeds from loans held for sale and other loan sales	629	143
Purchases of premises and equipment/capitalized software	(145)	(108)
Proceeds from divestitures	—	358
Net cash disbursed in acquisitions	(40)	(150)
Net investment in WestLB joint venture	(122)	—
Net increase from other investing activities	41	49
Net effect of discontinued operations—primarily loans to customers	(49)	(489)
Net cash used in investing activities	(3,401)	(1,661)
Cash flows from financing activities
Net increase in deposits	2,902	1,583
Net increase in federal funds purchased and securities under repurchase agreements	350	78
Net increase in other funds borrowed	51	688
Net decrease in commercial paper	—	(6)
Repayments of longer-term debt	(305)	(769)
Net proceeds from issuance of longer-term debt	256	—
Net proceeds from issuance of trust-preferred securities	373	—
Dividends paid on common stock	(264)	(244)
Proceeds from the exercise of stock options	83	31
Proceeds from issuance of common stock	14	14
Tax benefit realized on share-based payment awards	17	10
Repurchase of common stock	(331)	(265)
Net effect of discontinued operations (b)	—	(19)
Net cash provided by financing activities	3,146	1,101
Effect of foreign currency exchange rates	17	(108)
Change in cash and due from banks
Net increase (decrease) in cash and due from banks	297	(5)
Cash and due from banks at beginning of period	2,373	2,775
Cash and due from banks at end of period	$2,670	$2,770

Supplemental disclosures
Interest paid	$701	$485
Income taxes paid (c)	359	303
Income taxes refunded (c)	1	5
(a)	See Note 1 of Notes to Financial Statements.
(b)	Operations of discontinued operations for AFCO/CAFO were funded by continuing operations.
(c)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Mellon Financial Corporation (and its subsidiaries)

Quarter ended Sept. 30, 2006 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at June 30, 2006	$294	$1,953	$7,095	$(145)	$(4,956)	$4,241
Comprehensive results:
Net income	—	—	222	—	—	222
Other comprehensive results, net of tax	—	—	—	101	—	101
Total comprehensive results	—	—	222	101	—	323
Dividends on common stock at $0.22 per share	—	—	(90)	—	—	(90)
Repurchase of common stock	—	—	—	—	(45)	(45)
Stock awards and options exercised	—	16	(10)	—	45	51
Common stock issued under the 401(k) Retirement Savings Plan	—	1	—	—	7	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	3	3
Balance at Sept. 30, 2006	$294	$1,970	$7,217	$(44)	$(4,942)	$4,495

Mellon Financial Corporation (and its subsidiaries)
Quarter ended Sept. 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at June 30, 2005	$294	$1,930	$6,611	$(3)	$(4,710)	$4,122
Comprehensive results:
Net income	—	—	194	—	—	194
Other comprehensive results, net of tax	—	—	—	(54)	—	(54)
Total comprehensive results	—	—	194	(54)	—	140
Dividends on common stock at $0.20 per share	—	—	(84)	—	—	(84)
Repurchase of common stock	—	—	—	—	(42)	(42)
Stock awards and options exercised	—	16	(6)	—	26	36
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	6	6
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	3	3
Balance at Sept. 30, 2005	$294	$1,946	$6,715	$(57)	$(4,716)	$4,182

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)

Mellon Financial Corporation (and its subsidiaries)

Nine months ended Sept. 30, 2006 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2005	$294	$1,953	$6,842	$(84)	$(4,803)	$4,202
Comprehensive results:
Net income	—	—	661	—	—	661
Other comprehensive results, net of tax	—	—	—	40	—	40
Total comprehensive results	—	—	661	40	—	701
Dividends on common stock at $0.64 per share	—	—	(264)	—	—	(264)
Repurchase of common stock	—	—	—	—	(338)	(338)
Stock awards and options exercised	—	16	(22)	—	154	148
Common stock issued under the 401(k) Retirement Savings Plan	—	1	—	—	21	22
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	3	3
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	10	10
Common stock issued in settlement of share repurchase agreements with broker-dealer counterparties	—	—	—	—	8	8
Common stock issued in connection with the Arden Group, Inc. acquisition	—	—	—	—	3	3
Balance at Sept. 30, 2006	$294	$1,970	$7,217	$(44)	$(4,942)	$4,495

Mellon Financial Corporation (and its subsidiaries)
Nine months ended Sept. 30, 2005 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated unrealized gain (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Dec. 31, 2004	$294	$1,931	$6,397	$49	$(4,569)	$4,102
Comprehensive results:
Net income	—	—	574	—	—	574
Other comprehensive results, net of tax	—	—	—	(106)	—	(106)
Total comprehensive results	—	—	574	(106)	—	468
Dividends on common stock at $0.58 per share	—	—	(244)	—	—	(244)
Repurchase of common stock	—	—	—	—	(265)	(265)
Stock awards and options exercised	—	15	(12)	—	82	85
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	22	22
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	4	4
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	—	—	—	10	10
Balance at Sept. 30, 2005	$294	$1,946	$6,715	$(57)	$(4,716)	$4,182

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

For details of guarantees, see “Other guarantees and indemnities” in the table on page 49, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 49 and 50. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

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

The following table illustrates the pro forma effect on income and earnings per share as if the provisions of SFAS No. 123 (Revised 2004) had been applied to all awards in the first nine months of 2005. The cost related to stock-based employee compensation included in the determination of net income for 2005 was less than what would have been required by SFAS No. 123 (Revised 2004) if it had been adopted prior to Jan. 1, 2006. Following the adoption of SFAS No. 123 (Revised 2004), we began to expense nonvested ShareSuccess options granted prior to 2003. These options were not expensed in 2005.

Pro forma income from continuing operations (in millions, except per share amounts)	Quarter ended		Nine months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006		Sept. 30, 2005
Income as reported	$220	$195	$650		$703
Add: Stock-based employee compensation expense, using the modified prospective method, included in reported net income, net of tax (a)	10	7	41	(b)	25
Deduct: Total stock- based employee compensation expense, using the retroactive method, determined under fair value based method for all awards, net of tax (a)	(10)	(9)	(41	) (b)	(34)
Pro forma income	$220	$193	$650		$694
Earnings per share:
Basic - as reported	$.54	$.47	$1.59		$1.69
Basic - pro forma	$.54	$.47	$1.59		$1.67
Diluted - as reported	$.53	$.46	$1.57		$1.67
Diluted - pro forma	$.53	$.46	$1.57		$1.65
(a)	Reported and pro forma results include compensation expense for restricted stock, net of tax, of $5 million, $3 million, $22 million and $12 million.
(b)	Includes $9 million, net of tax, for amounts payable to Mellon’s former chairman and chief executive officer, pursuant to his employment contract.

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

Net periodic benefit cost (a) (in millions)	Quarter ended						Nine months ended
	Sept. 30, 2006		June 30, 2006		Sept. 30, 2005		Sept. 30, 2006		Sept. 30, 2005
	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$13	$—	$13	$—	$13	$1	$40	$1	$40	$1
Interest cost	22	1	22	1	21	1	67	3	64	3
Expected return on plan assets	(41)	—	(41)	—	(40)	—	(124)	—	(121)	—
Amortization of transition asset	—	1	—	1	—	—	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—	3	—	3	—
Recognized net actuarial loss	13	—	13	—	10	—	39	—	33	—
(Gain) loss on divesture (b)	—	—	—	—	—	1	—	—	2	(2)
Net periodic benefit cost	$8	$2	$8	$2	$5	$3	$25	$5	$21	$3
(a)	Pension benefits expense includes discontinued operations expense of less than $1 million for the first nine months of 2006 and $8 million for the first nine months of 2005.
(b)	Relates to the sale of the HR consulting practices, benefits administration and business process outsourcing businesses.

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $4 million for the remainder of 2006. Cash contributions totaled $4 million in the third quarter of 2006 and $12 million in the first nine months of 2006.

Statement of cash flows

Cash flows from discontinued operations are separately identified within the operating, investing and financing categories for all periods presented. In prior periods, these amounts had been reported on a combined basis as a single amount.

Note 2 — Contingent and deferred consideration related to acquisitions

Consideration for acquisitions of $15 million was paid in cash during the third quarter of 2006 primarily related to the ClearTran acquisition. ClearTran, which provides electronic and online bill payment solutions, became part of Working Capital Solutions in the Payment Solutions & Investor Services (PS&IS) sector. Additional consideration of $16 million for prior acquisitions was paid in the third quarter of 2006, including $3 million in stock for the Arden Group, Inc. acquisition and the last of four annual deferred consideration cash payments of $12.5 million for the Standish Mellon acquisition. The net present value of the Standish obligation was recorded as goodwill in the fourth quarter of 2002.

8    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

We record contingent purchase payments when amounts are determinable. Amounts generally become determinable and payable when an acquisition reaches a certain level of performance. At Sept. 30, 2006, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $30 million to $55 million over the next four years. None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2006.

Mellon owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have attempted to exercise certain put rights, which obligate our subsidiary to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and administration, among other things. The minority interest owners and Mellon disagree on the computation of the purchase price. This dispute is in binding arbitration. We offered $6 million for the remaining 30% of the company and the minority interest owners made an initial request of $58 million, based upon exchange rates at Sept. 30, 2006.

Note 3 — Adoption of new accounting standard - share-based payment

On Jan. 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” which requires an entity to recognize in the income statement the grant-date fair value of stock options over their vesting period. Mellon had previously adopted the fair value recognition provisions of SFAS No. 123, on a prospective basis, for all awards granted, modified or settled after Jan. 1, 2003. We elected to use the modified prospective transition method as permitted by SFAS 123 (Revised 2004) and therefore have not restated our financial results for prior periods. Under this method, stock-based compensation expense for the three and nine months ended Sept. 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, Jan. 1, 2006. As such, we began expensing our nonvested ShareSuccess options that were awarded prior to 2003. The total impact of expensing the ShareSuccess options was $1 million in the third quarter of 2006 and $3 million for the first nine months of 2006. In addition, as discussed further on page 14, we recorded no expense in the third quarter of 2006 and $2 million for the first nine months of 2006 for restricted stock awards to retirement-eligible employees, bringing the total impact of adoption of SFAS No. 123 (Revised 2004) to $1 million in the third quarter of 2006 and $5 million in the first nine months of 2006.

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

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

Stock option expense

Stock option expense (a)	Quarter ended		Nine months ended
(in millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006 (b)	Sept. 30, 2005
Stock option expenses (a):
Pre-tax	$8	$7	$28	$19
After-tax	$5	$4	$19	$13
(a)	Determined using the Black-Scholes option pricing model.
(b)	Includes $3 million for our former chairman and chief executive officer, pursuant to his employment contract, recorded in the first quarter of 2006.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. The fair value of each option was estimated on the date of the grant using assumptions applicable as of that date. The average value of the assumptions used, weighted by the number of options granted on each date, are shown in the following table:

	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005
Expected dividend yields	2.3%	2.3%	2.6%
Risk-free interest rates	4.8%	4.8%	4.0%
Expected volatility	26%	22%	21%
Expected lives of options	5.6 yrs.	5.5 yrs.	4.0 yrs.

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

Long-Term Profit Incentive Plan

Mellon’s Long-Term Profit Incentive Plan (2004) provides for the issuance of stock options, stock appreciation rights, performance units, deferred cash incentive awards, shares of restricted stock, deferred share awards and other stock-based awards to employees of Mellon and its subsidiaries, as approved by the Compensation and Management Succession Committee (the “Compensation Committee”) of the Board of Directors. Stock options may be granted at prices not less than the fair market value of the common stock on the date of grant. Options may be exercised during fixed periods of time from one year to 10 years from the date of grant. In the event of a change in control of Mellon, as defined in the Plan, these options will become immediately exercisable, unless otherwise provided in the option agreement. During the third quarter of 2006, options for 36,040 shares were granted, and options for 1,229,450 shares were exercised. Total outstanding grants as of Sept. 30, 2006 were 26,677,102 shares. The expense recorded for these options was $7 million pre-tax in the third quarter of 2006 and $24 million pre-tax in the first nine months of 2006. The expense recorded in the first nine months of 2006 included $3 million for Mellon’s former chairman and CEO, pursuant to his employment agreement. At Sept. 30, 2006, shares available for grant under the Long-Term Profit Incentive Plan (2004) were 17,294,959 (including 2,352,679 shares available to be granted in restricted stock).

Restricted stock, performance shares and deferred share awards have also been issued and are outstanding under the Plan. These awards are discussed in the “Mellon Incentive Compensation Plan, Profit Bonus Plan, Performance Shares, Restricted Stock Awards and Director Equity Plan” section on pages 13 through 15 of this report.

Stock Option Plans for Outside Directors

Mellon had two stock option plans providing for the granting of options to non-employee members of its Boards of Directors. The Stock Option Plan for

10    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Outside Directors (2001) provided for grants of stock options to the non-employee directors of Mellon and members of our Advisory Board of Directors. This plan was replaced by the Director Equity Plan (2006) in April 2006, and is discussed on pages 14 and 15. The Stock Option Plan for Affiliate Boards of Directors (1999) provides for grants of stock options to the non-employee members of those boards who are not also members of Mellon’s Board of Directors. No grants can be made to employees of Mellon under these plans. The timing, amounts, recipients and other terms of the option grants are determined by the terms of the directors’ option plans and no person or committee has discretion over these grants. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of 10 years from the regular date of grant and become exercisable one year from the regular grant date. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year. In the event of a change in control of Mellon, as defined in the directors’ stock option plans, all outstanding options granted under the directors’ stock option plans will become immediately exercisable. Options are also currently outstanding under the Stock Option Plan for the Mellon Financial Group West Coast Board of Directors (1998). This plan was terminated in 2003.

Total outstanding grants under the directors’ stock option plans as of Sept. 30, 2006 were 597,322 shares. During the third quarter of 2006, there were no options granted under these plans and options for 13,812 shares were exercised. The expense recorded in the third quarter of 2006 for these options was less than $1 million pre-tax. At Sept. 30, 2006, shares available for grant under the Stock Option Plan for Outside Directors (2001) were 376,420, but no further grants will be made under this Plan.

Summary

The following tables summarize stock option activity for the first nine months of 2006 for the Long-Term Profit Incentive Plan and the stock option plans for outside directors and the characteristics of outstanding stock options at Sept. 30, 2006. The tables below and on the following page exclude options issued under Mellon’s ShareSuccess Plan which is described on pages 12 and 13. Requirements for stock option shares can be met from either unissued or treasury shares. All shares issued in the third quarter of 2006 were from treasury shares.

Stock option activity	Shares subject to option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (b) (in millions)
Balance at Dec. 31, 2005	30,497,194	$31.87
Granted	1,183,349	34.96
Exercised	(1,184,106)	22.72
Forfeited/Expired	(351,666)	34.30
Balance at March 31, 2006	30,144,771	$32.33
Granted	233,215	37.31
Exercised	(1,074,866)	23.16
Forfeited/Expired	(476,316)	35.53
Balance at June 30, 2006	28,826,804	$32.66
Granted	36,040	36.33
Exercised	(1,243,262)	27.64
Forfeited/Expired	(345,158)	35.17
Balance at Sept. 30, 2006	27,274,424	$32.86	6.1	$176
Vested and expected to vest at Sept. 30, 2006 (a)	26,891,300	$32.86	6.1	$174
Exercisable at Sept. 30, 2006	18,862,141	$33.14	5.1	$119
(a)	The number of options expected to vest is based on unvested options outstanding at Sept. 30, 2006 adjusted for estimated forfeitures.
(b)	Amounts in this column represent options with a positive intrinsic value at Sept. 30, 2006, otherwise known as in-the-money options.

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

The aggregate intrinsic value of stock options in the preceding table is the pre-tax value that employees could realize if the options were exercised and the employees received the difference between the options’ exercise prices and the $39.10 closing per share market price of Mellon’s common stock at Sept. 30, 2006. The total intrinsic value of options exercised was $12 million for the third quarter of 2006 and $42 million for the first nine months of 2006.

As of Sept. 30, 2006, $34 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.5 years.

The weighted-average fair value of options granted in the third quarter of 2006 was $9.34 per share and will be expensed on a straight-line basis over the requisite service period.

Stock options outstanding at Sept. 30, 2006 Exercise price range	Outstanding			Exercisable
	Shares	Average remaining life (in years)	Average exercise price	Shares	Average exercise price
$19.03 - $25.60	3,622,806	5.0	$24.30	3,622,806	$24.30
$26.66 - $29.66	2,170,308	7.3	28.31	1,560,334	28.19
$29.95 - $30.57	3,751,031	7.2	30.57	2,411,111	30.57
$30.59 - $30.65	3,533,608	8.2	30.65	1,102,399	30.65
$30.68 - $34.37	3,469,101	8.5	33.57	627,603	32.98
$34.41 - $35.25	3,446,535	4.1	34.94	2,678,833	34.91
$35.44 - $38.50	3,666,697	5.1	38.08	3,296,102	38.23
$38.53 - $50.88	3,614,338	4.2	40.76	3,562,953	40.79
	27,274,424	6.1	$32.86	18,862,141	$33.14

Broad-Based Employee Stock Options

In June 1999, Mellon adopted its ShareSuccess Plan, a broad-based employee stock option plan covering full- and part-time benefited employees who are not participants in the Long-Term Profit Incentive Plan discussed previously. Effective June 15, 1999, each full-time employee was granted an option to purchase 150 shares and each benefited part-time employee was granted an option to purchase 75 shares of Mellon’s common stock. Additional grants, of the same number of shares, were made June 15, 2000, June 15, 2001 and June 14, 2002. (In addition, effective June 15, 2001, each non-benefited part-time employee was granted 75 options). The exercise price was equal to the stock price on the grant date. The options become exercisable after seven years, or at any time after one year from the grant date if Mellon’s common stock closing market price equals or exceeds a predetermined price for 10 consecutive trading days. In the event of a change in control of Mellon, as defined in the plan, these options become immediately exercisable, subject to certain conditions. All outstanding options expire 10 years after the grant date. On Nov. 10, 2000, the options granted on June 15, 1999, vested when our common stock closing market price met or exceeded $45 per share for 10 consecutive trading days. The options granted in 2000, 2001 and 2002 have not yet vested and will vest when Mellon’s common stock closing market price meets or exceeds $50, $60 and $45 per share, respectively, for 10 consecutive trading days. Upon adoption of SFAS 123 (Revised 2004) on Jan. 1, 2006, we began to recognize expense for the unvested portion of these options. An expense of $1 million pre-tax was recorded in the third quarter of 2006 and $3 million pre-tax was recorded in the first nine months of 2006. The following table presents the activity in the ShareSuccess Plan during the first nine months of 2006. All shares issued were from treasury shares. At Sept. 30, 2006, shares available for grant were 4,813,730. We do not anticipate additional annual broad-based grants under the ShareSuccess Plan.

12    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Broad-based options	Shares subject to option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (b) (in millions)
Balance at Dec. 31, 2005	4,577,065	$37.48
Granted	—	—
Exercised	(3,375)	33.63
Forfeited	(168,015)	37.70
Balance at March 31, 2006	4,405,675	$37.47
Granted	—	—
Exercised	(8,625)	33.57
Forfeited	(114,710)	37.76
Balance at June 30, 2006	4,282,340	$37.47
Granted	—	—
Exercised	(9,900)	33.65
Forfeited	(108,600)	37.73
Balance at Sept. 30, 2006	4,163,840	$37.47	4.5	$13
Vested and expected to vest at Sept. 30, 2006 (a)	3,691,883	$37.39	4.4	$11
Exercisable at Sept. 30, 2006	663,740	$33.67	2.7	$4
(a)	The number of options expected to vest is based on unvested options outstanding at Sept. 30, 2006 adjusted for estimated forfeitures.
(b)	Amounts in this column represent options with a positive intrinsic value at Sept. 30, 2006, otherwise known as in-the-money options.

The aggregate intrinsic value of stock options in the preceding table is the pre-tax value that employees could realize if the options were exercised and the employees received the difference between the options’ exercise prices and the $39.10 closing market price of Mellon’s common stock at Sept. 30, 2006. The total intrinsic value of options exercised was less than $1 million for the three and nine months ended Sept. 30, 2006. As of Sept. 30, 2006, $7 million of total unrecognized compensation cost related to ShareSuccess stock options is expected to be recognized over a weighted-average period of 1.5 years.

Mellon Incentive Compensation Plan, Profit Bonus Plan, Performance Shares, Restricted Stock Awards and Director Equity Plan

Performance-based awards are made to key employees at the discretion of the Compensation Committee of the Board of Directors. The granting of these awards is based upon the performance of the key employees and on Mellon’s overall performance (or particular business line performance) in achieving its objectives. At the Committee’s election, awards may be paid in a lump sum or may be deferred and paid over a period of up to 15 years and can be in the form of cash, common stock, restricted stock or deferred share awards equivalent to restricted stock. Employees are generally prevented from selling or transferring restricted stock or deferred share awards for a three-year period, and generally the shares or units are forfeited if employment is terminated during that period. However, restrictions on some restricted shares will lapse upon the applicable employee’s retirement at age 55 or older with at least five years of employment. No restricted stock was awarded in connection with the Profit Bonus Plan in the third quarter of 2006.

During the first nine months of 2006, Total Shareholder Return Performance (TSR) shares were granted to senior officers under Mellon’s Long-Term Profit Incentive Plan (2004). Under the terms of the TSR Performance share awards, a target award comprised of restricted shares is granted to an employee at the beginning of the three-year performance period. Mellon’s actual TSR for the performance period is compared to the results of its peer group of 19 companies for the same period, with Mellon’s relative position in the group

Mellon Financial Corporation    13

NOTES TO FINANCIAL STATEMENTS (continued)

determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage provided for Mellon’s percentile ranking. If the actual award exceeds the target award, additional shares are then issued within 45 days of the end of the performance period. Employees who retire and are at least age 55 with five years of service receive a pro-rata award based upon the actual number of months worked during the performance period payable at the end of the period when other participants are paid. In the event of a change in control of Mellon, as defined by the plan, the participants would be eligible for a pro-rata vesting based on the number of months worked in the performance period. The value of the TSR Performance shares was determined using a Monte Carlo simulation model. The Monte Carlo value is expensed on a straight-line basis over the three-year performance period. The amount of compensation expense recognized related to TSR Performance share awards was $1 million in the third quarter of 2006.

In addition to the TSR Performance shares, restricted stock was granted to senior officers and other key employees under Mellon’s Long-Term Profit Incentive Plan (2004). The vesting of these shares is primarily related to service and is expected to occur over a one-to-seven year period. In the event of a change in control of Mellon, as defined in the plan, the restrictions on sale or transfer will immediately terminate. Employees are generally prevented from selling or transferring restricted stock or deferred share awards for a three-year period, and generally the shares or units are forfeited if employment is terminated during that period. However, the restrictions on some restricted shares will lapse upon the applicable employee’s retirement at age 55 or older with at least five years of employment. In accordance with the provisions of SFAS No. 123 (Revised 2004), we recorded no expense in the third quarter of 2006 and $2 million in the first nine months of 2006 related to employees that met the age and service requirements on the date of grant that are necessary to immediately vest in their stock upon retirement.

The total compensation expense recognized for restricted shares, including the TSR Performance shares, was $7 million in the third quarter of 2006 and $32 million in the first nine months of 2006, which includes $11 million for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

The following table summarizes our nonvested restricted stock activity for the first nine months of 2006:

Nonvested restricted stock activity	Number of shares	Weighted- average fair value
Nonvested restricted stock at Dec. 31, 2005	4,108,455	$29.88
Granted	879,515	34.95
Vested	(547,479)	23.70
Forfeited	(11,507)	30.68
Nonvested restricted stock at March 31, 2006	4,428,984	$31.65
Granted	80,852	37.36
Vested	(74,880)	30.63
Forfeited	(65,922)	31.67
Nonvested restricted stock at June 30, 2006	4,369,034	$31.77
Granted	30,764	35.67
Vested	(315,126)	30.43
Forfeited	(7,276)	32.11
Nonvested restricted stock at Sept. 30, 2006	4,077,396	$31.91

As of Sept. 30, 2006, $57 million of total unrecognized compensation costs related to nonvested restricted stock is expected to be recognized over a weighted-average period of approximately 3 years.

In April 2006, the Director Equity Plan (2006) was approved by the shareholders and replaced the Stock Option Plan for Outside Directors (2001). In contrast to the Stock Option Plan for Outside Directors (2001), which was limited to stock options, the new Plan offers a variety of types of awards which may be used by the Board to provide equity compensation to outside directors. During the second quarter, 27,240 Deferred Share Units, with a fair market value of $37.43 per unit, were granted to outside directors under the Director Equity Plan (2006). Each Deferred Share Unit entitles the participant to receive a share of Mellon’s common stock. The Deferred Share Units vest on

14    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

the date of Mellon’s next annual meeting and are payable 30 days following the date the participant’s service on the Board terminates. There were no Deferred Share Units granted during the third quarter. As of Sept. 30, 2006, there is less than $1 million of total unrecognized compensation costs related to nonvested Deferred Share Units which is expected to be recognized over a weighted-average period of 7 months. At Sept. 30, 2006, shares available for grant were 822,760.

For additional information regarding Mellon’s stock-based compensation plans, see pages 94 through 97 of our 2005 Financial Annual Report.

Note 4 — Discontinued operations

In August 2006, we announced a definitive agreement to sell our insurance premium financing company, AFCO Credit Corporation, and its Canadian affiliate, CAFO, Inc., to Branch Banking and Trust Company. It was determined that this business no longer fits our strategy of focusing on growth opportunities in asset management and securities servicing globally. The sale is expected to close in the first quarter of 2007 and is expected to result in an immaterial gain.

In the third quarter of 2006, we applied discontinued operations accounting for this business. Accordingly, the income statements for all periods have been restated. The restatements primarily resulted in a reduction to previously reported levels of net interest revenue and the net interest margin; a slight reduction in financing-related fee revenue; a reduction in operating expenses; and a slight change in continuing earnings per share for certain periods.

Discontinued operations - summary (a)	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2006		Sept. 30, 2005	Sept. 30, 2006		Sept. 30, 2005
AFCO/CAFO:
Operations prior to sale	$1		$1	$2		$1
HR businesses:
Gain (loss) (b)	1		(3)	4		(31)
Operations prior to sale	—		—	—		(98)
Australian businesses:
Loss (b)	—		(1)	—		(3)
Operations prior to sale	—		—	—		(2)
Other divestitures:
Gain (b)	—		2	5		4
Gain (loss) from discontinued operations, net of tax	$2	(c)	$(1)	$11	(c)	$(129)
(a)	Revenue from discontinued operations totaled $9 million in the third quarter of 2006, $13 million in the third quarter of 2005, $39 million in the first nine months of 2006 and $308 million in the first nine months of 2005.
(b)	Gain (loss) as used in the table above reflect gains (losses) on the date of sale and thereafter. Gains (losses) incurred prior to date of sale are reflected in income (loss) from operations.
(c)	Pre-tax income from discontinued operations in the third quarter of 2006 was $3 million and in the first nine months of 2006 was $10 million.

In the third quarter of 2006, a $1 million after-tax net gain on disposals was recorded resulting from residual activity of prior-periods divestitures.

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

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

Mellon Financial Corporation    15

NOTES TO FINANCIAL STATEMENTS (continued)

Discontinued operations assets and liabilities (a) (in millions)	Sept. 30, 2006
Loans	$853
Reserve for loan losses	(3)
Net loans	850
Securities available for sale	10
Premises and equipment	7
Goodwill	34
Other assets	6
Total assets	$907

Other liabilities	$31
Total liabilities	$31
(a)	Mellon’s prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Note 5 — Securities

Securities (in millions)	Sept. 30, 2006				Dec. 31, 2005
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$360	$—	$—	$360	$378	$—	$—	$378
Other U.S. agency	2,607	—	22	2,585	3,015	—	33	2,982
Obligations of states and political subdivisions	731	18	1	748	831	21	1	851
Mortgage-backed securities:
Federal agencies	8,473	8	125	8,356	7,135	8	115	7,028
Other	6,227	16	26	6,217	5,823	7	39	5,791
Total mortgage-backed securities	14,700	24	151	14,573	12,958	15	154	12,819
Other	208	—	5	203	216	—	1	215
Total securities available for sale	$18,606	$42	$179	$18,469	$17,398	$36	$189	$17,245
Investment securities (held to maturity):
Mortgage-backed securities:
Federal agencies	$96	$2	$—	$98	$116	$3	$—	$119
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	97	2	—	99	117	3	—	120
Stock of Federal Reserve Bank	50	—	—	50	50	—	—	50
Total investment securities	$147	$2	$—	$149	$167	$3	$—	$170

Note: There were $3 million of gross realized gains and less than $1 million of gross realized losses on sales of securities available for sale in the third quarter of 2006. At Sept. 30, 2006 and Dec. 31, 2005, securities issued by the U.S. government and its agencies and U.S. government sponsored agencies exceeded 10% of shareholders’ equity. At Sept. 30, 2006 and Dec. 31, 2005, there were no other issuers that exceeded 10% of shareholders’ equity.

The unrealized loss of $179 million at Sept. 30, 2006 is related to the movement in interest rates. Nearly all of the securities with unrealized losses are AAA-rated or carry government agency guarantees. Approximately 80% of the unrealized losses on these 982 investments have been in a continuous unrealized loss position for more than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary.

16    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first nine months of 2006.

Goodwill (in millions)	Mellon Asset Management	Private Wealth Management	Asset Servicing	PS&IS	Other	Total
Balance at Dec. 31, 2005	$1,090	$372	$331	$185	$188	$2,166
Goodwill from acquisitions (a)	—	9	—	9	—	18
Transfers between sectors (b)	—	154	—	—	(154)	—
Other (c)	45	1	5	—	—	51
Discontinued operations (d)	—	—	—	—	(34)	(34)
Balance at Sept. 30, 2006	$1,135	$536	$336	$194	$—	$2,201
(a)	Resulting from: the acquisition of the Planned Giving Services Group of U.S. Trust Corporation in the first quarter of 2006 in Private Wealth Management; the additional payment for The Arden Group, Inc. in the third quarter of 2006 in Private Wealth Management; and the acquisition of ClearTran in the third quarter of 2006 in PS&IS.
(b)	During the first quarter of 2006, Mellon 1st Business Bank, N.A. was transferred to the Private Wealth Management sector from the Other sector.
(c)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill (offset in other comprehensive results) and certain other reclassifications.
(d)	Reflects the goodwill for the discontinued insurance premium financing business moved to assets of discontinued operations.

Acquired intangible assets

Acquired intangible assets (in millions)	Net Carrying Amount
	Sept. 30, 2006	Dec. 31, 2005
Subject to amortization:
Customer base	$81	$88
Technology based	23	27
Premium on deposits	3	5
Other	2	2
Total subject to amortization (a)	$109	$122
Not subject to amortization:
Investment management contractual relationships	28	26
Total acquired intangible assets	$137	$148
(a)	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first nine months of 2006, the net carrying amount of acquired intangible assets decreased $11 million (amortization expense of $21 million partially offset by acquisitions and contingent payments of $10 million).

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2006 through 2011 is as follows:

For the year ending Dec. 31,	Estimated amortization expense (in millions)
2006	$28
2007	26
2008	22
2009	18
2010	14
2011	12

At Sept. 30, 2006, $1.484 billion of goodwill and acquired intangible assets is tax deductible and $854 million is non-tax deductible.

Mellon Financial Corporation    17

NOTES TO FINANCIAL STATEMENTS (continued)

Note 7 — Other assets

Other assets (in millions)	Sept. 30, 2006	Dec. 31, 2005		Sept. 30, 2005
Corporate/bank-owned life insurance	$1,596	$1,715		$1,789
Prepaid pension assets	1,059	1,052		1,051
Accounts and interest receivable	892	937		899
Venture capital investments	505	582		579
Loans held for sale	—	560	(a)	—
Receivables related to derivative instruments (b)	489	494		733
Equity in joint ventures and other investments (c)	424	304		315
Other prepaid expenses	356	178		123
Other assets	293	237		244
Total other assets	$5,614	$6,059		$5,733
(a)	Loans were sold or repaid in the first quarter of 2006.
(b)	Reflects credit risk associated with derivative instruments used to manage interest rate risk and derivative instruments used for trading activities, including foreign exchange instruments. Credit risk associated with these instruments results from mark-to-market gains and interest receivables and is calculated after considering master netting agreements, which are generally applicable to derivative instruments used for both trading activities and interest rate risk management purposes.
(c)	Relates to operating joint ventures and other investments including WestLB Mellon Asset Management (operations commenced during the second quarter of 2006), CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., Banco Brascan and CIBC Mellon Trust Company.

Note 8 — Net interest revenue

Net interest revenue (in millions)	Quarter ended			Nine months ended
	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Interest revenue
Interest and fees on loans (loan fees of $3, $3, $4, $10 and $13)	$104	$90	$94	$285	$271
Interest-bearing deposits with banks	35	23	17	74	61
Federal funds sold and securities under resale agreements	16	5	3	26	13
Other money market investments	1	2	1	4	4
Trading account securities	2	3	1	6	4
Securities - taxable	227	212	157	633	416
Securities - nontaxable	9	8	10	27	28
Total interest revenue	394	343	283	1,055	797
Interest expense
Deposits in domestic offices	137	80	59	294	144
Deposits in foreign offices	57	54	40	155	110
Federal funds purchased and securities under repurchase agreements	15	30	17	61	32
Other short-term borrowings	1	7	4	13	9
Notes and debentures	56	53	45	159	132
Junior subordinated debentures	22	18	16	57	47
Funding of discontinued operations	(11)	(9)	(7)	(28)	(18)
Total interest expense	277	233	174	711	456
Net interest revenue	$117	$110	$109	$344	$341

18    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Note 9 — Business sectors

For details of business sectors, see the paragraphs under “Business sectors” on page 34, and the tables and paragraphs on pages 35 and 36, as well as the “Other” section on pages 44 and 45. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

Note 10 — Accumulated unrealized gain (loss), net of tax

Accumulated unrealized gain (loss), net of tax
(in millions)	Quarter ended
	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Foreign currency translation adjustment	$62	$32	$43
Minimum pension liability	(19)	(19)	(17)
Unrealized loss on assets available for sale	(87)	(97)	(83)
Accumulated unrealized loss, net of tax	$(44)	$(84)	$(57)

Note 11 — Supplemental information to the consolidated statement of cash flows

Supplemental information (in millions)	Nine months ended Sept. 30,
	2006	2005
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$43	$183
Common stock issued from Treasury	(3)	—
Liabilities assumed	—	(33)

Net cash disbursed	$40	$150
(a)	For 2006, purchase acquisitions primarily relate to ClearTran, the Planned Giving Services Group of U.S. Trust Corporation and Singer & Friedlanger, as well as the additional consideration for certain mutual fund assets acquired from Bear Stearns, City Capital, Inc., The Arden Group, Inc. and Standish Mellon. For 2005, purchase acquisitions primarily relate to: Russell’s 50% interest in the Russell Mellon joint venture and Derivative Portfolio Management (DPM); additional consideration for Pareto Partners, Evaluation Associates Capital Markets, HBV Capital Management, Paragon Asset Management, Standish Mellon and Safeco Trust Company; as well as additional consideration for certain mutual funds acquired from Bear Stearns.

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

Mellon’s strategy is to focus on growth opportunities in asset management and asset servicing globally, resulting in an increasing proportion of revenue and pre-tax profitability generated by these businesses. Over time we expect the margins of our business sectors to be competitive with their peers. We will continue to manage our capital effectively.

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

Revenue, returns and margins - continuing operations	Quarter ended			Nine months ended
	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Total revenue (GAAP)	$1,290	$1,285	$1,145	$3,828	$3,517
Non-GAAP adjusted (a)	$1,290	$1,285	$1,145	$3,828	$3,320

Pre-tax operating margin (FTE) (GAAP)	26%	26%	25%	25%	30%
Non-GAAP adjusted (a)	26%	26%	25%	26%	27%

Return on equity (GAAP) (annualized) (b)	20.2%	22.0%	18.8%	20.6%	22.8%
Return on assets (GAAP) (annualized) (b)	2.15%	2.40%	2.08%	2.25%	2.60%
(a)	Nine months ended amounts are detailed on the supplemental table on page 58.
(b)	Return on equity on a net income basis was 20.4% for the third quarter of 2006, 22.3% for the second quarter of 2006, 18.7% for the third quarter of 2005, 21.0% for the first nine months of 2006 and 18.6% for the first nine months of 2005. Return on assets on a net income basis was 2.12% for the third quarter of 2006, 2.38% for the second quarter of 2006, 2.03% for the third quarter of 2005, 2.24% for the first nine months of 2006 and 2.07% for the first nine months of 2005. Return on assets was calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

20    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.

Consolidated net income totaled $222 million, or $.54 per share, in the third quarter of 2006. This compared with $194 million, or $.47 per share, in the third quarter of 2005. Third quarter 2006 income from continuing operations totaled $220 million, or $.53 per share. This compared with income from continuing operations of $195 million, or $.46 per share, in the third quarter of 2005.

Throughout this Quarterly Report on Form 10-Q certain nine month measures, which are noted, exclude certain items. See the supplemental table on page 58 for a reconciliation of amounts presented in accordance with GAAP to adjusted non-GAAP amounts, which exclude these items. We have made no adjustments to third quarter 2006 or third quarter 2005 Reported Amounts for the purpose of our internal assessment of quarterly financial performance.

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

Foreign currency exchange rates for one U.S. Dollar
	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Spot rate:
British Pound	0.5345	0.5811	0.5656
Canadian Dollar	1.1183	1.1649	1.1602
Euro	0.7886	0.8478	0.8296
Quarterly average rate:
British Pound	0.5335	0.5718	0.5602
Canadian Dollar	1.1209	1.1736	1.2035
Euro	0.7844	0.8408	0.8196

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

Mellon Financial Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Noninterest revenue

Noninterest revenue (dollar amounts in millions, unless otherwise noted)	3Q06	3Q05	3Q06 vs. 3Q05	Year-to-date			YTD06 vs. YTD05

				2006	2005
Investment management	$518	$438	18%	$1,473	$1,257		17%
Performance fees	56	41	36	162	94		72

Total investment management	574	479	20	1,635	1,351		21
Distribution and service	107	82	31	313	227		38
Institutional trust and custody	233	197	18	701	564		24
Payment solutions & investor services	119	122	(3)	364	398		(8)
Foreign exchange trading	52	52	1	179	156		14
Financing-related/equity investment	34	49	(32)	131	341		N/M
Other (a)	51	54	(5)	158	138		14
Total fee and other revenue	1,170	1,035	13	3,481	3,175		10	% (b)
Gains on sales of securities	3	1	N/M	3	1		N/M
Total noninterest revenue (non-FTE)	$1,173	$1,036	13%	$3,484	$3,176		10%

Total noninterest revenue (FTE)	$1,182	$1,044	13%	$3,511	$3,207		9%

Fee and other revenue as a percentage of total revenue (FTE)	91%	90%		91%	90	% (c)

Market value of assets under management at period-end (in billions)	$918	$766	20%
Market value of assets under custody or administration at period-end (in billions)	$4,380	$3,777	16%
(a)	Includes expense reimbursements from joint ventures of $24 million, $19 million, $69 million and $60 million.
(b)	Excluding the gain on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005, total fee and other revenue increased 17%.
(c)	Excluding the gain on the sale of our investment in Shinsei Bank recorded in the first quarter of 2005, fee and other revenue as a percentage of total revenue (FTE) would have totaled 89%.

Note: For analytical purposes, the term “fee and other revenue,” as utilized throughout this Quarterly Report on Form 10-Q, is defined as total noninterest revenue (including equity investment revenue) less gains on sales of securities.

N/M - Not meaningful.

Fee and other revenue

Total fee and other revenue increased $135 million, or 13%, compared with the third quarter of 2005, primarily as a result of increases in investment management fees, institutional trust and custody fees and distribution and service revenue. The impact of acquisitions accounted for $18 million of the increase. Excluding the impact of acquisitions, total fee and other revenue increased 12%. Total fee and other revenue represented 91% of total revenue in the third quarter of 2006.

Investment management fee revenue

Investment management fee revenue, our largest source of fee revenue, is dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. The S&P 500 and FTSE indexes are important drivers of investment management fees, particularly fees for equity assets under management. Mellon estimates that a sustained (one year) 100 point change in the S&P 500 Index, and an equivalent movement in the FTSE, when applied to our mix of assets under management, would result in a change of approximately $50 million to $60 million annually in investment management fees, excluding performance fees. Note that there is an increase/decrease in incentive expense with a related change in investment management fees. Also, see pages 9 and 10 of Mellon’s 2005 Financial Annual Report for a further discussion of the factors that drive the levels of investment management fee revenue.

22    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Market indexes	S&P 500		FTSE
	Period- end	Daily average	Period- end	Daily average
Sept. 30, 2006	1336	1288	5961	5869
June 30, 2006	1270	1281	5833	5843
March 31, 2006	1295	1284	5965	5823
Dec. 31, 2005	1248	1231	5619	5431
Sept. 30, 2005	1229	1224	5478	5312

Change in market indexes	3Q06 vs. 3Q05
S&P 500:
Period-end	9%
Daily average	5%
FTSE:
Period-end	9%
Daily average	10%

Investment management fee revenue - by business sector (in millions)	3Q06	3Q05	3Q06 vs. 3Q05	Year-to-date		YTD06 vs. YTD05

				2006	2005
Mellon Asset Management:
Mutual funds	$204	$200	2%	$599	$566	6%
Institutional clients	196	133	48	524	384	37
Performance fees (institutional clients)	56	41	36	162	94	72
Private clients	25	22	13	75	63	19

Total	481	396	22	1,360	1,107	23
Private Wealth Management:
Private clients	93	83	12	275	243	13
Mutual funds	—	—	—	—	1	N/M

Total	93	83	12	275	244	13

Total investment management fee revenue	$574	$479	20%	$1,635	$1,351	21%

N/M - Not meaningful.

Investment management fees in Mellon Asset Management in the third quarter of 2006 increased 22% compared with the third quarter of 2005. The increase primarily resulted from net asset inflows, improved equity markets and higher performance fees. As shown in the table on page 24, net inflows totaled $63 billion for the twelve month period ended Sept. 30, 2006. Performance fees increased $15 million, or 36%, and accounted for 17% of the overall increase in investment management fees driven by an increasing number of mandates with performance fee opportunities from new and existing clients, as well as continued strong investment performance. Of the $15 million increase in performance fees, 91% were from new mandates. Our institutional investment managers have the opportunity to earn performance fees when the investment performance of their products exceeds various benchmarks and satisfies other criteria. Excluding the impact of performance fees, investment management fees in this sector increased by 20%.

A large category of investment management fees are fees from managed mutual funds generated in Mellon Asset Management. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. As shown in the tables below, managed mutual fund revenue increased compared with the third quarter of 2005 primarily as a result of a higher level of money market flows.

Managed mutual fund fee revenue (a) (in millions)	3Q06	3Q05	YTD06	YTD05
Equity funds	$94	$93	$283	$265
Money market funds	63	58	180	161
Fixed income funds	29	30	87	91
Nonproprietary	18	19	49	50
Total managed mutual fund fee revenue	$204	$200	$599	$567
(a)	Net of mutual fund fees waived and fund expense reimbursements of $14 million, $13 million, $42 million and $38 million.

Average assets of proprietary mutual funds (in billions)	3Q06	2Q06	3Q05
Equity funds	$60	$60	$57
Money market funds	110	101	96
Fixed income funds	21	21	21
Total average proprietary mutual fund assets managed	$191	$182	$174

Mellon Financial Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Basis points generated on average proprietary mutual funds (annualized)	3Q06		3Q05
Equity funds	62	bp	65	bp
Money market funds	23		24
Fixed income funds	56		56
Total proprietary managed mutual funds	38	bp	41	bp

bp - basis points.

Investment management fees in Private Wealth Management in the third quarter of 2006 increased 12% compared with the third quarter of 2005. The increase reflects organic growth and new business, improved equity markets and the acquisitions of City Capital in Atlanta (December 2005) and the Planned Giving Services Group of U.S. Trust Corporation (March 2006).

Changes in market value of assets under management from June 30, 2006 to Sept. 30, 2006 - by business sector (in billions)	Mellon Asset Management		Private Wealth Management	Asset Servicing		Total
Market value of assets under management at June 30, 2006	$708	(a)	$54	$108		$870	(a)
Net inflows:
Long-term	6		—	—		6
Money market	19		—	—		19
Securities lending	—		—	7		7

Total net inflows	25		—	7		32
Net market appreciation (b)	15		1	—		16
Market value of assets under management at Sept. 30, 2006	$748	(a)	$55	$115	(c)	$918	(a)
(a)	Includes assets managed at WestLB Mellon Asset Management, a joint venture between Mellon and WestLB, of $47 billion at June 30, 2006 and $46 billion at Sept. 30, 2006.
(b)	Includes the effect of changes in foreign exchange rates.
(c)	Fees associated with these securities lending assets are classified as institutional trust and custody revenue in the Asset Servicing sector.

Changes in market value of assets under management from Sept. 30, 2005 to Sept. 30, 2006 - by business sector (in billions)	Mellon Asset Management		Private Wealth Management	Asset Servicing		Total
Market value of assets under management at Sept. 30, 2005	$609		$51	$106		$766
Net inflows:
Long-term	33		2	—		35
Money market	30		—	—		30
Securities lending	—		—	1		1

Total net inflows	63		2	1		66
Net market appreciation (a)	37		1	—		38
Acquisitions/transfers	39	(b)	1	8		48	(b)
Market value of assets under management at Sept. 30, 2006	$748	(b)	$55	$115	(c)	$918	(b)
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Includes assets managed at WestLB Mellon Asset Management, a joint venture between Mellon and WestLB, of $46 billion at Sept. 30, 2006.
(c)	Fees associated with these securities lending assets are classified as institutional trust and custody revenue in the Asset Servicing sector.

At Sept. 30, 2006, the market value of Mellon’s assets under management was $918 billion, a $152 billion, or 20%, increase from Sept. 30, 2005 and a $48 billion, or 6% (unannualized), increase from June 30, 2006. The increase from Sept. 30, 2005 resulted from $66 billion of net inflows, including long-term inflows of $35 billion and money market inflows of $30 billion, $46 billion related to the WestLB Mellon Asset Management joint venture (April 2006) and net market appreciation of $38 billion. The increase compared with June 30, 2006 resulted from $19 billion of institutional money market net inflows, $7 billion of securities lending inflows, $6 billion of long-term net inflows and $16 billion of net market appreciation.

On Oct. 2, 2006, Mellon completed the acquisition of Walter Scott & Partners Limited (Walter Scott), an Edinburgh, Scotland based equity investment firm specializing in global and international strategies with $28 billion in assets under management.

24    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Market value of assets under management at period-end (in billions)	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Institutional	$607 (a)	$585 (a)	$527	$501	$490
Mutual funds:
Proprietary	204	183	176	179	175
Nonproprietary	40	36	38	37	37
Total mutual funds	244	219	214	216	212
Private client	67	66	67	64	64
Total market value of assets under management	$918	$870	$808	$781	$766

(a)    Includes assets managed at WestLB Mellon Asset Management of $46 billion at Sept. 30, 2006 and $47 billion at June 30, 2006. Mellon owns 50% of this joint venture which became operational during the second quarter of 2006.

Composition of assets under management at period-end	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Equity funds	35%	35%	37%	37%	37%
Money market funds	21	20	19	20	20
Fixed income funds	20	21	19	18	18
Securities lending cash collateral	14	13	15	15	16
Overlay and alternative investments	10	11	10	10	9
Total	100%	100%	100%	100%	100%

Distribution and service fees

Distribution and service fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds managed or administered by Mellon and are reported in Mellon Asset Management. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values. The 31% increase in distribution and service fee revenue in the third quarter of 2006 compared with the third quarter of 2005 primarily reflects higher sales volumes and higher market values of mutual funds at Mellon Global Investments, our international distributor. The impact of these fees on income is more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as operating expense on the income statement.

Institutional trust and custody fee revenue

Institutional trust and custody fees depend on:

•	the volume of transactions in our clients’ accounts, as well as the number of accounts;
•	the types of ancillary services we provide, such as performance analytics;
•	the level of assets under custody or administered; and
•	securities lending revenue.

Institutional trust and custody fees also include professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Institutional trust and custody fees are reported primarily in the Asset Servicing sector. These fees increased 18% in the third quarter of 2006 compared with the third quarter of 2005 primarily as a result of net new business and conversions, a 66% increase in net earnings from the ABN AMRO Mellon and CIBC Mellon joint ventures and the acquisition of the remaining 50% interest in Mellon Analytical Solutions (MAS) in

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

September 2005. Excluding the impact of the MAS acquisition, institutional trust and custody fees increased 15%. Securities lending revenue, included in institutional trust and custody revenue, totaled $26 million in the third quarter of 2006, an increase of $1 million, or 5%, compared with the third quarter of 2005. The increase in securities lending revenue reflects higher volumes, partially offset by slightly lower spreads. The average level of securities on loan totaled $132 billion in the third quarter of 2006 compared with $120 billion in the third quarter of 2005.

As shown in the following table, at Sept. 30, 2006, assets under custody or administration totaled $4.380 trillion, an increase of $603 billion, or 16%, compared with Sept. 30, 2005 and $167 billion, or 4% (unannualized), compared with June 30, 2006. The increase compared with Sept. 30, 2005 primarily resulted from net favorable market conditions, a higher level of net custody conversions and the effect of foreign exchange rates. Net new custody conversions totaled approximately $30 billion in the third quarter of 2006 and $140 billion for the first nine months of 2006.

Market value of assets under custody or administration at period-end
(dollar amounts in billions)	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Market value of assets under custody or administration (a)(b)	$4,380	$4,213	$4,125	$3,908	$3,777

S&P 500 Index at period-end	1336	1270	1295	1248	1229
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $737 billion, $695 billion, $682 billion, $667 billion and $655 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $696 billion, $640 billion, $586 billion, $522 billion and $491 billion.
(b)	Excludes assets of $376 billion, $364 billion, $359 billion, $333 billion and $328 billion that we manage and are also under custody or administration. These assets are included only in assets under management.

Payment solutions & investor services fee revenue

Payment solutions & investor services fee revenue consists of revenue from Working Capital Solutions (formerly Global Cash Management), Mellon Investor Services, and Mellon Financial Markets. This revenue decreased 3% compared with the third quarter of 2005, reflecting lower processing volumes at Working Capital Solutions due primarily to the partial loss of the U.S. Government passport processing business, as well as higher compensating balance credits in lieu of fees (recorded in net interest revenue), partially offset by higher ancillary services revenue at Mellon Investor Services.

Foreign exchange trading revenue

Foreign exchange trading revenue, which is included primarily in the Asset Servicing sector, was unchanged in the third quarter of 2006 compared with the third quarter of 2005.

Financing-related revenue/equity investment revenue

Financing-related revenue, which is primarily included in the Other sector, includes: returns from corporate-owned life insurance; gains or losses on securitizations; letters of credit and acceptance fees; loan commitment fees; and gains or losses on loan sales and lease residuals. Financing-related revenue in the third quarter of 2006 decreased $10 million, or 29%, compared with the third quarter of 2005 primarily due to a lack of lease residual gains in the third quarter of 2006. Equity investment revenue, which is also included in the Other sector, includes realized and unrealized gains and losses on venture capital and non-venture capital investments.

26    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

See the table on page 46 of this report for details of the venture capital equity investment revenue of $10 million in the third quarter of 2006 and $18 million in the third quarter of 2005. Mellon’s accounting policies regarding the valuation process for venture capital investments are regarded as critical accounting policies in that they involve significant management valuation judgments. See pages 55 and 56 of Mellon’s 2005 Financial Annual Report for a description of the rating categories and for a further discussion of the factors used in the valuation process of these investments. At Sept. 30, 2006, 66% of the direct investment portfolio was risk-rated as “superior” or “meets expectations,” the two best risk-ratings, essentially unchanged from June 30, 2006. Changing economic conditions and equity markets, as well as business issues specific to individual investments, could result in further valuation changes in the future.

Revenue from non-venture capital investments includes equity income from certain investments accounted for under the equity method of accounting and gains (losses) from other equity investments. Total equity investment revenue for the first nine months of 2005 included the $197 million gain on the sale in the first quarter of 2005 of our remaining investment in Shinsei Bank.

Financing-related/equity investment revenue (in millions)	Quarter ended		Nine months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Financing-related revenue	$22	$32	$77	$90
Total venture capital activity (a)	10	18	44	46
Equity income and gains (losses) on the sale of other equity investments	2	(1)	10	205
Total financing related/equity investment revenue	$34	$49	$131	$341
(a)	See table on page 46 for further details.

Year-to-date 2006 compared with year-to-date 2005

Fee and other revenue for the first nine months of 2006 increased $306 million, or 10%, compared with the first nine months of 2005. Excluding the gain on the sale of the Shinsei investment in the first quarter of 2005, fee and other revenue increased $503 million, or 17%, primarily due to increases in investment management revenue, institutional trust and custody fees and distribution and service revenue. Acquisitions accounted for $65 million of the increase.

Gains on the sales of securities

The $3 million gain in the third quarter of 2006 resulted from the sale of an equity investment in an insurance company, held in the securities available for sale portfolio.

Mellon Financial Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Supplemental information - joint ventures

Mellon accounts for its interests in joint ventures under the equity method of accounting, with its share of the joint ventures earnings recorded primarily as institutional trust and custody fee revenue. In April 2006, the WestLB Mellon Asset Management joint venture was consummated. Equity income from this joint venture, which is included in Mellon Asset Management, is recorded as investment management revenue. The following table presents the components of total joint venture net income for informational purposes to show the trend of growth of our 50% owned joint ventures that are part of the Asset Servicing sector. In accordance with GAAP, the financial statements of the joint ventures are not consolidated into the Corporation’s financial statements.

Asset Servicing joint ventures condensed income statement (a) (in millions)	Quarter ended		Nine months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Institutional trust and custody	$83	$67	$249	$198
Foreign exchange trading	18	13	56	37
Net interest	39	22	103	61
Total revenue	140	102	408	296
Total expenses	85	68	246	204
Income before taxes	55	34	162	92
Provision for income taxes	19	12	56	34
Net income	$36	$22	$106	$58
Pre-tax operating margin	39%	33%	40%	31%

Equity income - all joint ventures:
Mellon’s share of net income from Asset Servicing joint ventures	$18	$11	$53	$30
Mellon’s share of net income in joint ventures in other business sectors (b)	1	—	3	—
Total equity income for all joint ventures (c)	$19	$11	$56	$30
(a)	The 50% owned joint ventures - ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company, and CIBC Mellon Trust Company.
(b)	Primarily the 50% owned WestLB Mellon Asset Management joint venture.
(c)	Using the equity method of accounting.

28    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Net interest revenue

Selected net interest revenue data (dollar amounts in millions)	3Q06	3Q05		3Q06 vs. 3Q05		Year-to-date				YTD06 vs. YTD05
						2006		2005
Net interest revenue	$117	$109		7%		$344		$341		1%
Tax equivalent adjustment	4	5		N/M		12		14		N/M
Net interest revenue on an FTE basis	$121	$114		6%		$356		$355		—%
Net interest margin	1.61%	1.76	% (a)	(15	) bp	1.71	% (a)	1.90	% (a)	(19	)bp
(a)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

N/M - Not meaningful.

bp - basis points.

Net interest revenue for all periods excludes the results of our insurance premium financing business (see Note 4 on pages 15 and 16).

Net interest revenue on a fully taxable equivalent (FTE) basis increased $7 million, or 6%, compared with the third quarter of 2005. The increase in net interest revenue reflects a higher level of customer activity in Payment Solutions & Investor Services (PS&IS), particularly in our corporate cash management business, including certain customer activity that is only expected to remain through October 2006. The increase also reflects a higher level of average interest-earnings assets, partially offset by a lower net interest margin. The net interest margin decreased 15 basis points due to higher levels of money market investments and securities and a lower level of higher yielding loans, as well as a lower proportion of noninterest-bearing deposits to interest-earning assets.

Year-to-date 2006 compared with year-to-date 2005

Net interest revenue on an FTE basis increased $1 million in the first nine months of 2006 compared with the first nine months of 2005 primarily reflecting a higher average level of securities and a slightly higher proportion of noninterest-bearing deposits to interest-earning assets, primarily offset by a $12 million benefit in the first nine months of 2005 associated with the cumulative impact of a client exercising its option to extend the terms of a leveraged lease, including a related lower FTE adjustment in 2006, and a decrease in large corporate real estate loans and leases.

See the following two pages for an analysis of the changes in volumes and rates affecting net interest revenue.

Net interest revenue in the fourth quarter of 2006 is expected to be impacted by lower deposit volumes in the PS&IS sector and by the interest cost of the £200 million sterling denominated Tier I qualifying trust-preferred securities issued in September 2006 which, in part, funded the acquisition of Walter Scott.

Mellon Financial Corporation    29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

(dollar amounts in millions)	Quarter ended
	Sept. 30, 2006		June 30, 2006		Sept. 30, 2005
	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$3,650	3.77%	$2,367	3.88%	$2,210	2.99%
Federal funds sold and securities under resale agreements	1,177	5.40	455	5.05	386	3.79
Other money market investments	91	6.51	87	6.67	117	3.32
Trading account securities	456	2.32	439	2.19	309	2.21
Securities (b):
Fixed rate	5,319	4.37	5,444	4.41	5,772	4.31
Adjustable rate	3,360	4.31	3,584	4.27	3,053	3.81
Floating rate	9,164	5.67	8,366	5.36	6,315	4.03
Obligations of states and political subdivisions	749	6.59	771	6.70	819	6.80
Other (c)	67	N/M	56	N/M	70	N/M
Total securities	18,659	5.10	18,221	4.94	16,029	4.25
Loans, net of unearned discount	5,852	6.97	5,872	6.51	6,619	5.60
Total interest-earning assets	29,885	5.28	27,441	5.15	25,670	4.45
Cash and due from banks	2,171		2,173		2,868
Premises and equipment	696		681		608
Other assets	8,089		8,320		8,055
Reserve for loan losses	(55)		(57)		(84)
Assets of discontinued operations	885		806		862
Total assets (b)	$41,671		$39,364		$37,979
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$9,284	4.06%	$8,704	3.54%	$8,994	2.33%
Savings certificates	467	4.30	418	3.92	335	3.05
Other time deposits	3,577	4.03	551	4.36	431	2.98
Deposits in foreign offices	6,589	3.44	6,049	3.59	6,395	2.52
Total interest-bearing deposits	19,917	3.86	15,722	3.60	16,155	2.44
Federal funds purchased and securities under repurchase agreements	1,376	4.45	2,394	4.75	2,135	3.19
U.S. Treasury tax and loan demand notes and term federal funds purchased	106	5.11	575	4.80	346	3.40
Commercial paper	16	5.44	—	—	16	3.38
Other funds borrowed	25	5.09	17	4.57	49	2.93 (d)
Notes and debentures (with original maturities over one year)	3,597	6.16	3,569	5.95	3,804	4.67
Junior subordinated debentures	1,072	7.78	1,015	7.13	1,033	6.25
Funding of discontinued operations (e)	(855)	N/M	(774)	N/M	(827)	N/M
Total interest-bearing liabilities	25,254	4.35	22,518	4.25	22,711	3.04
Total noninterest-bearing deposits	7,988		8,362		7,411
Other liabilities (b)	3,086		3,327		2,840
Other liabilities of discontinued operations	885		806		862
Total liabilities	37,213		35,013		33,824
Shareholders’ equity (b)	4,458		4,351		4,155
Total liabilities and shareholders’ equity (b)	$41,671		$39,364		$37,979
Rates
Yield on total interest-earning assets		5.28%		5.15%		4.45%
Cost of funds supporting interest-earning assets		3.67		3.48		2.69
Net interest margin:
Taxable equivalent basis		1.61%		1.67%		1.76%
Without taxable equivalent increments		1.55		1.60		1.69
(a)	Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by SFAS No. 115. Average shareholders’ equity including this adjustment was $4.312 billion, $4.182 billion and $4.108 billion.
(c)	Balances include Federal Reserve Stock, preferred stock, loan securitizations and other investment securities. Yields are not meaningful as the interest income is primarily from off-balance-sheet loan securitizations.
(d)	Rates paid for other funds borrowed in the third quarter of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(e)	Rates are not meaningful as the reduction in interest expense represents the cost of allocated funding of the assets of discontinued operations.

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

30    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

	Nine months ended
	Sept. 30, 2006		Sept. 30, 2005
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,629	3.76%	$2,697	3.00%
Federal funds sold and securities under resale agreements	673	5.20	608	2.95
Other money market investments	93	6.00	113	3.32
Trading account securities	402	2.16	303	2.07
Securities (b):
Fixed rate	5,439	4.39	6,000	4.33
Adjustable rate	3,528	4.26	2,779	3.70
Floating rate	8,381	5.35	5,131	3.61
Obligations of states and political subdivisions	778	6.73	788	6.96
Other (c)	59	N/M	70	N/M
Total securities	18,185	4.94	14,768	4.14
Loans, net of unearned discount	5,901	6.55	6,565	5.51
Total interest-earning assets	27,883	5.14	25,054	4.32
Cash and due from banks	2,185		2,670
Premises and equipment	678		598
Other assets	8,060		7,946
Reserve for loan losses	(58)		(88)
Assets of discontinued operations	841		958
Total assets (b)	$39,589		$37,138
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$8,946	3.58%	$8,803	1.96%
Savings certificates	423	3.99	303	2.79
Other time deposits	1,561	4.07	465	2.47
Deposits in foreign offices	6,065	3.43	6,219	2.38
Total interest-bearing deposits	16,995	3.58	15,790	2.16
Federal funds purchased and securities under repurchase agreements	1,844	4.36	1,584	2.71
U.S. Treasury tax and loan demand notes and term federal funds purchased	367	4.66	320	2.89
Commercial paper	11	5.03	15	2.70
Other funds borrowed	24	4.35	90	2.38 (d)
Notes and debentures (with original maturities over one year)	3,592	5.91	4,175	4.23
Junior subordinated debentures	1,037	7.29	1,036	6.05
Funding of discontinued operations (e)	(812)	N/M	(894)	N/M
Total interest-bearing liabilities	23,058	4.15	22,116	2.76
Total noninterest-bearing deposits	8,207		7,173
Other liabilities (b)	3,123		2,725
Other liabilities of discontinued operations	841		958
Total liabilities	35,229		32,972
Shareholders’ equity (b)	4,360		4,166
Total liabilities and shareholders’ equity	$39,589		$37,138
Rates
Yield on total interest-earning assets		5.14%		4.32%
Cost of funds supporting interest-earning assets		3.43		2.42
Net interest margin:
Taxable equivalent basis		1.71%		1.90%
Without taxable equivalent increments		1.65		1.82
(a)	Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by FAS No. 115. Average shareholders’ equity including this adjustment was $4.217 billion and $4.124 billion.
(c)	Balances include Federal Reserve Stock, preferred stock, loan securitizations and other investment securities. Yields are not meaningful as the interest income is primarily from off-balance-sheet loan securitizations.
(d)	Rate paid for other funds borrowed in the first nine months of 2005 was impacted by the execution of a new lease on our headquarters building in Pittsburgh in the fourth quarter of 2004.
(e)	Rates are not meaningful as the reduction in interest expense represents the cost of allocated funding of the assets of discontinued operations.

Note: Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

Mellon Financial Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Operating expense

Operating expense (dollar amounts in millions)	3Q06	3Q05	3Q06 vs. 3Q05	Year-to-date		YTD06 vs. YTD05
				2006	2005
Staff:
Compensation	$280	$255	10%	$819	$748	10%
Incentive (a)	162	126	28	481	348	38
Employee benefits	73	67	9	220	194	13
Total staff	515	448	15	1,520 (b)	1,290	18
Non-staff:
Professional, legal and other purchased services	131	113	16	372	322	15
Distribution and servicing	122	100	23	363	271	34
Net occupancy	51	60	(14)	168	175	(4)
Equipment	42	44	(3)	130	128	1
Business development	25	23	8	78	67	17
Communications	19	20	(1)	65	63	4
Amortization of intangible assets	7	7	—	21	20	8
Other (c)	54	46	15	168	134	25
Total non-staff	451	413	10	1,365	1,180	16
Total operating expense	$966	$861	12%	$2,885	$2,470	17%
Total staff expense as a percentage of total revenue (FTE)	40%	39%		39%	36%
Non-GAAP adjusted (d)	40%	39%		39%	38%
Employees at period-end	16,700	16,700
(a)	Stock option expense totaled $8 million, $7 million, $28 million and $19 million, respectively. The first nine months of 2006 included $3 million for Mellon’s former chairman and chief executive officer, pursuant to his employment contract. See Notes 1 and 3 of Notes to Financial Statements for a further discussion of the impact of recording expense for stock options and restricted stock.
(b)	The first nine months of 2006 includes a $19 million pre-tax charge in connection with payments, awards and benefits for Mellon’s former chairman and chief executive officer, pursuant to his employment contract, recorded in the first quarter of 2006.
(c)	Includes revenue passed through to joint ventures of $13 million, $9 million, $44 million and $26 million.
(d)	Excluding the amounts detailed on the supplemental table on page 58.

Summary - Total operating expense in the third quarter of 2006 was $966 million, an increase of 12% from the third quarter of 2005. Excluding the impact of acquisitions ($17 million), operating expense increased 11%. The increase reflects a number of factors discussed below.

Staff expense

Given Mellon’s mix of fee-based businesses, which are staffed with high quality talent, staff expense comprised approximately 53% of total operating expense in the third quarter of 2006.

Staff expense is comprised of:

•	compensation expense
•	base salary expense, primarily driven by headcount,
•	the cost of temporaries and overtime, and
•	severance expense;
•	incentive expense
•	additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance versus goals, and
•	stock option expense; and
•	employee benefits expense, primarily health and welfare benefits, payroll taxes and retirement benefits.

32    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The 15% increase in staff expense in the third quarter of 2006 compared with the third quarter of 2005, reflects increases of:

•	$36 million in incentives associated primarily with growth in pre-tax profits in our asset management and asset servicing businesses;
•	$25 million in compensation expense reflecting $7 million from acquisitions, $8 million due to the annual merit increases effective July 1, 2006 and a $4 million increase in severance expense (excluding acquisitions and the impact of severance, compensation expense increased by 6%); and
•	$6 million in employee benefits expense, primarily reflecting a $3 million increase in pension expense and $1 million from acquisitions.

Net periodic pension expense was $8 million in the third quarter of 2006 compared with $5 million in the third quarter of 2005. Mellon currently expects that the net periodic pension cost for the full-year 2006 will be approximately $33 million, assuming current foreign currency exchange rates.

SFAS No. 123 (Revised 2004)

On Jan. 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” Staff expense was approximately $1 million higher in the third quarter of 2006 due to the adoption of this new accounting standard. See Notes 1 and 3 of Notes to Financial Statements for a further discussion of this accounting standard.

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

Non-staff expenses increased 10% compared with the third quarter of 2005 reflecting increases in distribution and servicing expense; professional, legal and other purchased services; and other expense, partially offset by lower net occupancy expense. The $22 million, or 23%, increase in distribution and servicing expense related primarily to an increased level of mutual fund sales outside of the U.S. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher net sales volumes and higher market values of mutual funds. The $18 million, or 16%, increase in professional, legal and other purchased services primarily related to new business generation and support of strategic initiatives. Higher other expense related principally to the growth of our ABN AMRO Mellon and CIBC Mellon joint ventures and the associated higher amounts of pass-through revenue ($4 million) and the acquisition of MAS. Acquisitions accounted for $7 million of the increase in non-staff expenses compared with the third quarter of 2005. Of the $9 million, or 14%, decrease in net occupancy expense, approximately $6 million resulted from an accrued liability reduction and a real estate tax refund.

Year-to-date 2006 compared with year-to-date 2005

Operating expense in the first nine months of 2006 increased $415 million, or 17%, compared with the first nine months of 2005. The increase primarily resulted from the same factors discussed above, including $88 million related to acquisitions.

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Income taxes

The provision for income taxes from continuing operations totaled $105 million in the third quarter of 2006 compared with $77 million in the third quarter of 2005. Mellon’s effective tax rate on income from continuing operations was 32.2% for the third quarter of 2006 compared with 28.5% for the third quarter of 2005. The tax rate in the third quarter of 2006 includes a tax benefit of $3 million, or less than $.01 per share, from the completion of a recent local tax audit cycle, net of additional state tax exposure accruals. The tax rate in the third quarter of 2005 reflected an after-tax benefit of approximately $9 million, or $.02 per share, relating to the favorable resolution of certain state income tax issues. It is currently anticipated that the tax rate for the fourth quarter of 2006 will be approximately 32.5%.

Lease-in-lease-out

The Internal Revenue Service (IRS) has proposed to disallow certain tax deductions previously taken, related to Mellon’s participation in several lease-in-lease-out (LILO) transactions for years 1997-2003. If any of the deductions previously taken are disallowed, they will be deductible in future years. We believe that we properly reported the tax effects of LILO transactions based on statutes, regulations and case law in effect at the time they were negotiated. We are currently at IRS Appeals for these years and believe we are close to reaching a settlement. However, negotiations are ongoing and final settlement is subject to approval by the Joint Committee on Taxation of the U.S. Congress. It remains possible that the issues could be litigated and it is unclear if or when a settlement will be reached. We believe we have adequately accrued for any tax and interest exposures related to LILO transactions.

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

In the first quarter of 2006, the following changes were made to the presentation of Mellon’s business sectors:

•	The financial results of Mellon 1st Business Bank, National Association were moved to Private Wealth Management from Other (previously Treasury Services/Other Activity). This change reflects the similar nature of products and clients of Mellon 1st Business Bank with other reporting units in Private Wealth Management, as well as our organizational structure, as the management of Mellon 1st Business Bank reports to the head of Private Wealth Management. Historical sector results for Private Wealth Management and Other have been restated to reflect this change.

•	Consistent with refinements to our economic capital models, as well as changes in business activity and risk profiles, we adjusted our allocations of common equity and trust-preferred securities for 2006 to better reflect the operational, credit, market and strategic risk inherent in each business sector. Overall, slightly less capital was allocated to PS&IS, Mellon Asset Management and Private Wealth Management and slightly more to Asset Servicing, but the changes were not significant.

In the third quarter of 2006, the financial results of our insurance premium financing business (AFCO) were moved from the Other sector into discontinued operations. Historical results in Other have been restated.

34    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Quarterly data (in millions, presented on an FTE basis)	Mellon Asset Management			Private Wealth Management
	3Q06	2Q06	3Q05	3Q06	2Q06	3Q05
Total revenue	$596	$550	$487	$177	$177	$168
Operating expense	411	396	358	106	105	96
Income from continuing operations before taxes (FTE)	$185	$154	$129	$71	$72	$72
Average assets (a)	$2,507	$2,353	$1,986	$10,544	$10,395	$10,062
Average economic capital (b)	$1,396	$1,396	$1,442	$737	$737	$786

Quarterly data (in millions, presented on an FTE basis)	Asset Servicing			Payment Solutions & Investor Services
	3Q06	2Q06	3Q05	3Q06	2Q06	3Q05
Total revenue	$320	$348	$271	$175	$174	$161
Operating expense	257	261	217	130	133	127
Income from continuing operations before taxes (FTE)	$63	$87	$54	$45	$41	$34
Average assets (a)	$10,159	$9,248	$9,048	$9,910	$7,129	$6,992
Average economic capital (b)	$683	$683	$607	$330	$330	$390

Quarterly data (in millions, presented on an FTE basis)	Other			Consolidated Results
	3Q06	2Q06	3Q05	3Q06	2Q06	3Q05
Total revenue (c)	$35	$49	$71	$1,303	$1,298	$1,158
Credit quality expense (revenue)	(1)	(3)	12	(1)	(3)	12
Operating expense	62	68	63	966	963	861
Income from continuing operations before taxes (FTE)	$(26)	$(16)	$(4)	$338	$338	$285
Average assets (a)	$7,442	$9,173	$8,957	$41,447	$39,104	$37,907
Average economic capital (b)	$2,238	$2,051	$1,916	$5,384	$5,197	$5,141
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. Consolidated average assets include average assets of discontinued operations of $885 million for the third quarter of 2006, $806 million for the second quarter of 2006 and $862 million for the third quarter of 2005.
(b)	Defined as the sum of average common equity and average Tier I preferred equity.
(c)	Consolidated results include FTE impact of $13 million for the third quarter of 2006, $13 million for the second quarter of 2006 and $13 million for the third quarter of 2005.

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

Mellon Financial Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

For the nine months ended Sept. 30, (in millions, presented on an FTE basis)	Mellon Asset Management		Private Wealth Management
	2006	2005	2006	2005
Total revenue	$1,696	$1,361	$526	$503
Operating expense	1,197	1,017	314	279
Income from continuing operations before taxes (FTE)	$499	$344	$212	$224
Average assets (a)	$2,282	$1,976	$10,407	$9,654
Average economic capital (b)	$1,396	$1,442	$737	$786

For the nine months ended Sept. 30, (in millions, presented on an FTE basis)	Asset Servicing		Payment Solutions & Investor Services
	2006	2005	2006	2005
Total revenue	$981	$776	$516	$521
Operating expense	763	605	392	395
Income from continuing operations before taxes (FTE)	$218	$171	$124	$126
Average assets (a)	$9,268	$8,462	$8,131	$7,331
Average economic capital (b)	$683	$607	$330	$390

For the nine months ended Sept. 30, (in millions, presented on an FTE basis)	Other		Consolidated Results
	2006	2005	2006	2005
Total revenue (c)	$148	$401	$3,867	$3,562
Credit quality expense (revenue)	(3)	13	(3)	13
Operating expense	219	174	2,885	2,470
Income from continuing operations before taxes (FTE)	$(68)	$214	$985	$1,079
Average assets (a)	$8,441	$8,694	$39,370	$37,075
Average economic capital (b)	$2,108	$1,935	$5,254	$5,160
(a)	Where average deposits are greater than average loans, average assets include an allocation of investment securities equal to the difference. Consolidated average assets includes average assets of discontinued operations of $841 million for the first nine months of 2006 and $958 million for the first nine months of 2005.
(b)	Defined as the sum of average common equity and average Tier I preferred equity.
(c)	Consolidated results include FTE impact of $39 million for the first nine months of 2006 and $45 million for the first nine months of 2005.

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

36    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Mellon Asset Management

(dollar amounts in millions, (unless otherwise noted)						3Q06 vs. 3Q05	Year-to-date		YTD06 vs. YTD05
	3Q06	2Q06	1Q06	4Q05	3Q05		2006	2005
Revenue:
Investment management:
Mutual funds	$204	$201	$194	$201	$200	2%	$599	$566	6%
Institutional clients	196	170	158	136	133	48	524	384	37
Performance fees	56	48	58	77	41	36	162	94	72
Private clients	25	26	24	23	22	13	75	63	19

Total investment management revenue	481	445	434	437	396	22	1,360	1,107	23
Distribution and service	107	108	98	90	82	31	313	227	38
Institutional trust and custody revenue	12	11	13	13	14	N/M	36	40	N/M
Other fee revenue	6	(3)	9	(2)	1	N/M	12	3	N/M

Total fee and other revenue	606	561	554	538	493	23	1,721	1,377	25
Net interest revenue (expense)	(10)	(11)	(4)	(5)	(6)	N/M	(25)	(16)	N/M

Total revenue	596	550	550	533	487	22	1,696	1,361	25
Operating expense	411	396	390	372	358	15	1,197	1,017	18

Income before taxes	$185	$154	$160	$161	$129	42%	$499	$344	45%
Return on common equity (annualized)	50%	42%	44%	43%	37%		45%	31%
Pre-tax operating margin	31%	28%	29%	30%	27%		29%	25%

Average common equity	$997	$997	$997	$966	$966	3%	$997	$966	3%

Assets under management (in billions)	$748	$708	$649	$625	$609	23%
Plus: subadvised for other Mellon sectors	3	3	4	4	3

	$751 (a)	$711 (a)	$653	$629	$612	23%
Assets under management -net inflows (outflows) (in billions)
Long-term	$6	$11	$10	$6	$9		$27	$13
Money market	$19	$10	$(3)	$4	$4		$26	$10
Assets under custody or administration (in billions)	$3	$3	$3	$3	$3

Employees at period-end	2,500	2,500	2,500	2,400	2,400
(a)	Includes assets under management at WestLB Mellon Asset Management of $46 billion at Sept. 30, 2006 and $47 billion at June 30, 2006. This 50/50 joint venture commenced operations in the second quarter of 2006.

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

Income before taxes increased $56 million, or 42%, compared with the third quarter of 2005. Mellon Asset Management generated strong positive operating leverage in the third quarter of 2006 as

Mellon Financial Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

revenue growth of 22% exceeded expense growth of 15% resulting in a 400 basis point increase in the pre-tax operating margin to 31%.

Investment management revenue increased $85 million, or 22%, compared with the third quarter of 2005 reflecting:

•	an increase of 2% in mutual fund fee revenue, primarily reflecting a higher level of money market flows;
•	an increase of 48% in institutional client fee revenue, driven by strong net asset flows and improved equity markets; and
•	an increase of $15 million, or 36%, in performance fees, which accounted for 17% of the overall increase in investment management fees, driven by an increasing number of mandates with performance fee opportunities as well as continued strong investment performance. Of the $15 million increase in performance fees, 91% were from new client mandates.

Distribution and service fees increased 31% reflecting higher sales volumes and higher market values by Mellon Global Investments, our international distributor.

Operating expense increased $53 million, or 15%, reflecting increased distribution expenses and higher incentives related to new business and an increased level of performance fees as well as improved overall business profitability. As shown in the table on page 24, assets under management for this sector, before amounts subadvised for other sectors, were $748 billion at Sept. 30, 2006, a 23% increase compared with $609 billion at Sept. 30, 2005, reflecting net inflows ($63 billion), the creation of the WestLB Mellon joint venture ($46 billion), and improved equity markets ($37 billion).

On a year-to-date basis, income before taxes increased $155 million, or 45%, compared to the first nine months of 2005. The pre-tax operating margin was 29% in the first nine months of 2006, an increase of 400 basis points compared with the prior year period, reflecting positive operating leverage. Investment management revenue increased $253 million, or 23%, primarily driven by improved equity markets, net asset inflows and higher performance fees. Operating expense increased $180 million, or 18%, in the first nine months of 2006 compared with the first nine months of 2005 reflecting increased distribution expenses, higher incentives related to new business and an increased level of performance fees, as well as higher expenses in support of business growth.

On Oct. 2, 2006, Mellon completed the acquisition of Walter Scott, an Edinburgh, Scotland based equity investment firm specializing in global and international strategies with $28 billion in assets under management.

38    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Private Wealth Management

(dollar amounts in millions, unless otherwise noted)						3Q06 vs. 3Q05	Year-to-date
	3Q06	2Q06	1Q06	4Q05	3Q05		2006	2005	YTD06 vs. YTD05
Revenue:
Investment management revenue	$93	$92	$90	$87	$83	12%	$275	$244	13%
Institutional trust and custody revenue	3	2	3	2	3	—	8	8	—
Other fee revenue	4	6	5	6	5	N/M	15	15	—

Total fee and other revenue	100	100	98	95	91	11	298	267	12%
Net interest revenue	77	77	74	76	77	—	228	236	(3)

Total revenue	177	177	172	171	168	6	526	503	5
Total operating expense	106	105	103	100	96	11	314	279	13

Income before taxes	$71	$72	$69	$71	$72	(2)%	$212	$224	(6)%
Return on common equity (annualized)	34%	35%	34%	32%	34%		34%	34%
Pre-tax operating margin	40%	41%	40%	41%	43%		40%	45%

Average loans	$4,669	$4,688	$4,615	$4,563	$4,651	—	$4,657	$4,594	1%
Average assets	$10,544	$10,395	$10,279	$10,860	$10,062	5%	$10,407	$9,654	8%
Average deposits	$8,827	$8,865	$8,824	$9,474	$8,846	—	$8,839	$8,478	4%
Average common equity	$553	$553	$553	$571	$571	(3)%	$553	$571	(3)%

Total client assets at beginning of quarter (in billions)	$87	$89	$86	$82	$78
Acquisitions	—	—	1	1	—
Assets under management net inflows	—	—	1	1	—
Assets under custody or administration net inflows	1	—	—	1	2
Market appreciation (depreciation)	2	(2)	1	1	2

Total client assets at end of quarter (a)	$90	$87	$89	$86	$82	10%

Employees at period-end	2,000	2,000	1,900	1,900	1,900
(a)	Includes assets under management, before amounts subadvised by/for other sectors, of $55 billion, $54 billion, $55 billion, $53 billion and $51 billion.

N/M - Not meaningful.

Private Wealth Management provides investment management, wealth management, and comprehensive financial management services, operating from 63 locations in 16 states. Its clients are high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. The activities of Mellon 1st Business Bank, N.A. in California and Mellon United National Bank in Florida are included in this sector.

Total fee and other revenue increased $9 million, or 11%, in the third quarter of 2006 compared with the third quarter of 2005 resulting from organic growth and net new business, improved equity markets and the acquisitions of City Capital in Atlanta (December 2005) and the Planned Giving Services Group of U.S. Trust Corporation (March 2006).

Operating expense increased $10 million, or 11%, primarily reflecting the expense impact of business growth initiatives, including the impact of additional offices and sales representatives, and increased

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

marketing expense. The growth in fee and other revenue was offset by flat net interest revenue and the increase in operating expense, resulting in negative operating leverage in the third quarter of 2006. Income before taxes decreased $1 million, or 2%, compared with the third quarter of 2005. Client assets increased $8 billion, or 10%, from Sept. 30, 2005, primarily resulting from net new business, particularly in Family Office, as well as acquisitions and improved market conditions.

Total fee and other revenue increased $31 million, or 12%, in the first nine months of 2006, compared with the prior year period resulting from organic growth and net new business, improved equity markets, and to a lesser degree, from acquisitions. The decrease in net interest revenue in the first nine months of 2006 compared with the first nine months of 2005 resulted from narrower spreads earned on deposit accounts. Operating expense increased $35 million, or 13%, reflecting the factors that impacted the quarter to quarter comparison. Income before taxes decreased $12 million, or 6%, in the first nine months of 2006 compared with the first nine months of 2005.

40    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Asset Servicing

(dollar amounts in millions, unless otherwise noted)						3Q06 vs. 3Q05	Year-to-date		YTD06 vs. YTD05
	3Q06	2Q06	1Q06	4Q05	3Q05		2006	2005
Revenue:
Institutional trust and custody revenue	$188	$187	$174	$171	$154	22%	$549	$427	28%
Securities lending revenue	26	38	30	26	25	5	94	82	14

Total institutional trust and custody revenue	214	225	204	197	179	19	643	$509	26
Other fee revenue (a)	77	96	83	72	70	10	256	205	25

Total fee and other revenue	291	321	287	269	249	17	899	714	26
Net interest revenue	29	27	26	20	22	40	82	62	33

Total revenue	320	348	313	289	271	19	981	776	27
Total operating expense	257	261	245	238	217	19	763	605	26

Income before taxes	$63	$87	$68	$51	$54	18%	$218	$171	27%
Return on common equity (annualized)	31%	42%	34%	27%	30%		36%	31%
Pre-tax operating margin	20%	25%	22%	18%	20%		22%	22%

Average deposits	$8,737	$7,570	$7,111	$7,077	$7,753	13%	$7,812	$7,210	8%
Average common equity	$551	$551	$551	$482	$482	14%	$551	$482	14%

Assets under management (in billions) (b)	$115	$108	$104	$103	$106	9%

Assets under custody or administration (in billions) (c)	$4,344	$4,180	$4,091	$3,874	$3,746	16%

Employees at period-end	4,600	4,500	4,500	4,500	4,500
(a)	Primarily consists of foreign exchange revenue of $53 million in 3Q06, $72 million in 2Q06, $58 million in 1Q06, $46 million in 4Q05, $53 million in 3Q05, $183 million in the first nine months of 2006 and $152 million in the first nine months of 2005, as well as expense reimbursements from joint ventures of $24 million in 3Q06, $23 million in 2Q06, $22 million in 1Q06, $17 million in 4Q05, $19 million in 3Q05, $69 million in the first nine months of 2006 and $60 million in the first nine months of 2005.
(b)	Represents managed securities lending cash collateral. Total cash and non-cash securities lending loan volumes of Mellon, affiliates and joint ventures were approximately $206 billion at Sept. 30, 2006. Fees on those assets are recorded above as institutional trust and custody revenue.
(c)	Excludes assets of $376 billion at Sept. 30, 2006, $364 billion at June 30, 2006, $359 billion at March 31, 2006, $333 billion at Dec. 31, 2005 and $328 billion at Sept. 30, 2005 that we manage and are also under custody or administration. These assets are reported as assets under management in the Asset Management sectors.

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

Income before taxes increased $9 million, or 18%, compared with the third quarter of 2005 as total revenue increased by 19%.

Institutional trust and custody revenue, excluding securities lending revenue, increased $34 million, or 22%, in the third quarter of 2006 compared with the third quarter of 2005 reflecting:

•	net new business and conversions;
•	a 66% increase in net earnings from the ABN AMRO Mellon and CIBC Mellon joint ventures; and

Mellon Financial Corporation    41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

•	the September 2005 acquisition of the remaining 50% interest in Mellon Analytical Solutions (MAS); excluding the impact of this acquisition, institutional trust and custody revenue increased 18%.

Securities lending revenue increased $1 million, or 5%, reflecting higher volumes, partially offset by slightly lower spreads. The $7 million, or 10%, increase in other fee revenue primarily resulted from increased expense reimbursements from joint ventures. Net interest revenue increased $7 million, or 40%, due to higher foreign and domestic deposit balances. Sequential quarter revenue comparisons reflect the impact of capital markets seasonality and lower market volatility on the results of securities lending and foreign exchange trading revenue.

Operating expense increased $40 million, or 19%, reflecting the MAS acquisition, in support of new business, increased joint venture pass-through payments and growth initiatives. Assets under custody or administration for this sector were $4.344 trillion at Sept. 30, 2006, an increase of $598 billion, or 16%, compared with Sept. 30, 2005, due to favorable market conditions, net new custody conversions of approximately $200 billion during the past 12 months and the effect of foreign exchange rates.

On a year-to-date basis, income before taxes increased $47 million, or 27%, compared to the first nine months of 2005. Institutional trust and custody fee revenue (including securities lending revenue) increased $134 million, or 26%, reflecting net new business, the acquisition of MAS and higher joint venture earnings. The $51 million, or 25%, increase in other fee revenue resulted from higher foreign exchange revenue and increased expense reimbursements from joint ventures. Net interest revenue increased by $20 million, or 33%, compared to the first nine months of 2005, reflecting higher balances and rates on foreign and domestic deposits. Operating expenses increased by $158 million, or 26%, in the first nine months of 2006 compared with the first nine months of 2005. This increase reflects the acquisition of MAS, incentives in support of business growth, increased joint venture pass-through payments and expenses associated with new business and business development initiatives.

42    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Payment Solutions & Investor Services

						3Q06 vs. 3Q05	Year-to-date		YTD06 vs. YTD05
(dollar amounts in millions)	3Q06	2Q06	1Q06	4Q05	3Q05		2006	2005
Payment solutions & investor services fee revenue	$119	$124	$121	$126	$122	(3)%	$364	$398	(8)%
Other fee revenue	5	6	5	7	5	—	16	19	N/M

Total fee and other revenue	124	130	126	133	127	(4)	380	417	(9)
Net interest revenue	51	44	41	38	34	55	136	104	32

Total revenue	175	174	167	171	161	8	516	521	(1)
Total operating expense	130	133	129	132	127	2	392	395	(1)

Income before taxes	$45	$41	$38	$39	$34	31%	$124	$126	(1)%

Average deposits	$9,288	$6,541	$6,783	$6,576	$6,244	49%	$7,547	$6,581	15%
Average common equity	$266	$266	$266	$315	$315	(16)%	$266	$315	(16)%
Return on common equity (annualized)	46%	41%	39%	31%	30%		42%	35%
Pre-tax operating margin	26%	23%	23%	23%	21%		24%	24%

Employees at period-end	3,400	3,500	3,500	3,600	3,700

N/M - Not meaningful.

The Payment Solutions & Investor Services (PS&IS) sector provides working capital solutions and shareholder services to corporations, institutions and government agencies.

Within the PS&IS business sector, investor services revenue includes earnings related to customer deposit balances maintained in an agency capacity. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $1.4 billion at Sept. 30, 2006.

Income before taxes in the third quarter of 2006 increased $11 million, or 31%, compared with the third quarter of 2005. PS&IS generated positive operating leverage as revenue growth of 8% exceeded expense growth of 2%, resulting in a 500 basis point increase in the pre-tax operating margin to 26%.

PS&IS fee revenue decreased $3 million, or 3%, in the third quarter of 2006 compared with the third quarter of 2005 due to:

•	lower processing volumes at Working Capital Solutions (formerly Global Cash Management) due primarily to the partial loss of the passport processing business;
•	higher credits for compensating balances in lieu of fees (recorded in net interest revenue);
•	partially offset by higher ancillary services revenue at Mellon Investor Services.

Net interest revenue increased $17 million, or 55%, compared with the third quarter of 2005, resulting from the impact of higher deposit levels, including higher compensating balances, as well as increased spreads reflecting the higher interest rates at which excess deposits were invested. The higher deposit levels in the third quarter of 2006 reflect customer activity that is only expected to remain through October 2006.

Operating expense increased $3 million, or 2%, primarily reflecting higher staff costs at Mellon Investor Services.

Income before taxes decreased $2 million, or 1%, in the first nine months of 2006 compared with the first nine months of 2005 resulting from a decline in fee and other revenue primarily offset by higher net interest revenue and lower operating expense. Total fee and other revenue decreased $37 million, or 9%, primarily due to lower processing volumes at Working Capital Solutions reflecting the partial loss of the passport processing business, as well as

Mellon Financial Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

higher credits for compensating balances in lieu of fees.

Net interest revenue increased $32 million, or 32%, reflecting the factors mentioned above. Operating expense decreased $3 million, or 1%, primarily due to lower staff costs on lower processing volumes.

Other sector

Income before taxes (FTE) (in millions)						Year-to-date
	3Q06	2Q06	1Q06	4Q05	3Q05	2006	2005
Corporate lending	$4	$4	$2	$3	$2	$10	$9
Venture capital	1	7	9	7	10	17	21
Business exits	6	9	12	(1)	(5)	27	21
Corporate activity/other	(37)	(36)	(49)	(11)	(11)	(122)	163
Income before taxes	$(26)	$(16)	$(26)	$(2)	$(4)	$(68)	$214

The Other sector includes:

•	Corporate lending, which includes credit products for large corporations
•	the results of Mellon Ventures, our venture capital group;
•	Business exits activity, which includes
•	the results of large ticket leasing, which is in a runoff mode; and
•	several small non-strategic businesses;
•	Corporate Treasury activities; and
•	certain corporate revenue and expense that does not relate to and therefore has not been fully allocated for management reporting purposes to the business sectors.

Revenue in the Other sector primarily reflects:

•	revenue from Corporate and Bank owned life insurance;
•	net interest revenue from the Corporate lending and leasing portfolio;
•	gains (losses) from Mellon Ventures’ portfolio, net of funding costs of the portfolio;
•	gains (losses) from the sale of securities and other assets; and
•	interest revenue on capital above amounts of economic capital allocated to the business sectors, net of funding costs of other assets.

Operating expense includes:

•	direct expenses supporting the remaining Corporate lending activities;
•	the portion of direct expenses of central shared services and corporate activities not assigned or allocated to the operations of each business sector; and
•	the operating expenses of Mellon Ventures.

Average economic capital represents capital in excess of amounts of economic capital allocated to the business sectors, as well as economic capital required to support corporate lending and Corporate Treasury activity and for the investments of Mellon Ventures and business exits.

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

A net loss from continuing operations before taxes of $26 million was recorded in the Other sector for the third quarter of 2006 compared to a net loss before taxes of $4 million in the third quarter of 2005 and a net loss before taxes of $16 million in the second quarter of 2006.

The decline from the third quarter of 2005 reflects, among other items:

•	In Venture capital, a $9 million decline in pre-tax income reflects a lower level of venture gains ($8 million)
•	In Corporate activity/other, a $26 million decline in pre-tax income due in part to a decrease in net interest revenue primarily reflecting the impact of a flat to inverted yield curve on our adjustable rate investment securities portfolio

These amounts were partially offset by:

•	In Business exits, an $11 million increase in pre-tax income reflecting the impact in the third quarter of 2005 of $23 million of net credit losses on regional aircraft leases, partially offset by $8 million of gains on lease residuals

The Other sector also reflects the following activity:

In the first quarter of 2006:

•	a $19 million pre-tax charge in connection with payments, awards and benefits payable to our former chairman and chief executive officer, pursuant to his employment agreement;
•	the sale of the large corporate real estate loan portfolio in the first quarter of 2006 at a gain of $7 million pre-tax (reported in financing-related revenue), partially offset by severance expense of $1 million and other expense of $1 million, for a net gain of $5 million pre-tax, included in business exits (an additional $3 million gain on this sale was recorded in the second quarter of 2006); and
•	additional severance expense of $2 million.

In the first quarter of 2005:

•	a $197 million pre-tax gain from the sale of our remaining investment in Shinsei Bank;
•	$16 million of net gains from venture capital activities;
•	a $10 million pre-tax charge associated with the early extinguishment of debt;
•	a $3 million pre-tax additional writedown of a business previously identified as held for sale; and
•	a $2 million pre-tax additional charge associated with the move to the new Mellon Financial Centre in London.

Mellon Financial Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Venture capital investments

Venture capital investment portfolio - gain (loss)	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2006		Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Private and publicly held direct investments:
Realized gains (losses)	$(15	) (a)	$7	$(17)	$12
Unrealized gains	9		3	32	27
Total	(6)		10	15	39
Third party indirect funds:
Realized gains	19		10	33	13
Unrealized gains (losses)	(1)		—	2	—
Management fees	(2)		(2)	(6)	(6)
Total	16		8	29	7
Total venture capital equity investment revenue	$10		$18	$44	$46
(a)	Realized losses on an investment in a greeting card manufacturer.

Venture capital investment portfolio - activity (in millions)	Third Quarter 2006	Life to date
Direct investments:
Carrying value at end of period (a)	$302
Cost at end of period	287

Cash disbursements	2	$1,007
Cash receipts	59	528

Indirect investments:
Carrying value at end of period	203
Cost at end of period	220

Cash disbursements	5	545
Cash receipts	24	367

Unfunded commitments:
Active investment periods (b)	14
Expired investment periods (c)	41

Total active investments:
Carrying value at end of period (d)	$505
Cost at end of period	$507
(a)	At Sept. 30, 2006, there were 52 actively managed investments with an average original cost basis of approximately $6 million. Direct investments include $45 million of venture capital direct mezzanine investments in the form of subordinated debt.
(b)	Funds with active investment periods may call committed capital to invest in new or existing portfolio companies and for management fees.
(c)	Funds with expired investment periods may call committed capital only for investment in existing portfolio companies and for management fees.
(d)	In 2004, Mellon confirmed that Mellon Ventures will not make new direct investments except in support of the existing portfolio. Mellon Ventures will continue to provide follow-on investments with the objective of maximizing the return on the existing portfolio.

46    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Capital

Capital (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Total shareholders’ equity	$4,495	$4,202	$4,182
Total shareholders’ equity to assets ratio (a)	10.54%	10.86%	10.79%

Tangible shareholders’ equity	$2,157	$1,888	$1,850
Tangible shareholders’ equity to assets ratio (a)(b)	5.35%	5.19%	5.08%

Tier I capital ratio (a)(c)	12.30%	10.90%	10.52%
Total (Tier I plus Tier II) capital ratio (a)(c)	18.64%	16.87%	16.35%
Leverage capital ratio (a)(c)	9.15%	8.33%	8.21%
Total Tier I capital	$3,553	$2,963	$2,914
Total (Tier I plus Tier II) capital	$5,385	$4,585	$4,527
Total risk-adjusted assets	$28,883	$27,187	$27,699
Average assets - leverage capital basis	$38,846	$35,554	$35,470

Book value per common share	$10.91	$10.11	$10.00
Tangible book value per common share	$5.24	$4.54	$4.42

Dividend per share	$.22	$.20	$.20
Dividend yield (d)	2.3%	2.3%	2.5%
Closing common stock price per share	$39.10	$34.25	$31.97
Market capitalization	$16,104	$14,230	$13,367
Common shares outstanding	411,862	415,479	418,125
(a)	Includes discontinued operations.
(b)	Shareholders’ equity less goodwill and intangibles divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust-preferred securities in Tier I capital, the tangible shareholders’ equity to assets ratio would have been 5.82%, 5.67% and 5.52%.
(c)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(d)	Annualized ratio.

The increase in the tangible shareholders’ equity to assets ratio at Sept. 30, 2006 compared with both Dec. 31, 2005 and Sept. 30, 2005, reflects earnings retention and a reduction in the level of unrealized mark-to-market losses in the securities available for sale portfolio, partially offset by a higher period-end balance sheet.

As discussed on page 53, in the third quarter of 2006 we issued junior subordinated debentures associated with £200 million ($373 million, net of issuance costs) sterling denominated Tier I qualifying trust-preferred securities, the proceeds of which were used in part for the funding of the fourth quarter 2006 acquisition of Walter Scott. The Tier I, Total and Leverage capital ratios increased compared with Dec. 31, 2005 and Sept. 30, 2005, largely reflecting the impact of these securities and earnings retention, partially offset by a higher period-end balance sheet. These ratios are expected to decline in the fourth quarter 2006 reflecting the impact of goodwill and other intangibles from the Walter Scott acquisition as well as the impact of the adoption of SFAS No. 158 as discussed on page 59. Mellon intends to maintain its ratios above the well-capitalized levels. For a discussion of our capital management policies, see page 32 of Mellon’s 2005 Financial Annual Report.

In September 2005, Mellon’s Board of Directors authorized a new share repurchase program of up to 25 million shares of common stock. During the third quarter of 2006, Mellon repurchased 1.2 million shares of its outstanding common stock under this program. Included in the shares repurchased during the third quarter of 2006 were 750,000 shares purchased from the Mellon Bank Retirement Plan at an average price of $35.01 per share, or $26 million. The shares were purchased in increments of 75 thousand per day over a 10 business day period at the volume weighted average price each day as reported by Bloomberg. No fees for these transactions were paid by the Plan. Since Jan. 1, 1999, Mellon’s Board of Directors has authorized seven repurchase programs for a total of 170 million shares. Following the share repurchases in the third quarter of 2006, 13 million common shares are available for repurchase under the September 2005 repurchase program, which does not have an expiration date.

Share reissuances totaled 1.7 million for the third quarter of 2006, primarily for employee benefit plan purposes. Subsequent to the end of the third quarter, we issued 2.8 million shares in connection with the acquisition of Walter Scott.

Mellon Financial Corporation    47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Share repurchases during third quarter 2006 (common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
July 2006	375		$34.77	375
August 2006	476		35.43	475
September 2006	409		38.29	300
Third quarter 2006	1,260	(b)	$36.16	1,150
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the third quarter of 2006 was $45 million.
(b)	Includes 110 thousand shares, at a purchase price of approximately $4 million, purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see pages 36 and 37 of Mellon’s 2005 Financial Annual Report.

Composition of loan portfolio

The total loan portfolio at Sept. 30, 2006 decreased $602 million compared with Dec. 31, 2005 and decreased $1,587 million compared with Sept. 30, 2005 primarily due to the classification of AFCO, our insurance premium financing subsidiary and its Canadian affiliate, CAFO, Inc., to discontinued operations in the third quarter of 2006. Prior periods have not been restated in accordance with GAAP. Loans in this business totaled $805 million and $779 million at Dec. 31, 2005 and Sept. 30, 2005, respectively, including $172 million and $153 million of international loans originated at CAFO. The decrease in domestic loans and leases compared with Sept. 30, 2005 also reflects lower levels of large corporate and commercial real estate loans. Mellon sold $565 million of large corporate real estate loans in the first quarter of 2006. These loans had previously been designated as held for sale and reclassified to other assets at Dec. 31, 2005.

At Sept. 30, 2006, approximately 85% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has:

•	a Moody’s long-term rating of Baa3 or better, and/or;
•	a Standard and Poor’s long-term rating of BBB- or better; and/or
•	an equivalent rating using our internal risk ratings.

Composition of loan portfolio (in millions)	Sept. 30, 2006		Dec. 31, 2005	Sept. 30, 2005
Domestic loans and leases:
Commercial and financial	$1,669		$2,269	$2,668
Commercial real estate	1,559		1,360	1,823
Personal (a)	2,269		2,222	2,108
Lease finance assets (b)	312		370	386
Total domestic loans and leases	5,809		6,221	6,985
International loans and leases	162		352	573
Total loans and leases, net of unearned discount	$5,971	(c)	$6,573	$7,558
(a)	Primarily consists of secured and unsecured loans, credit lines and mortgages for customers in the Private Wealth Management sector.
(b)	Represents large ticket lease assets that will run off through repayments, possible sales and no new originations.
(c)	Approximately $4.7 billion, or 79%, of the total loan portfolio is to Private Wealth Management customers.

48    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Off-balance-sheet financial instruments with contract amounts that represent credit risk

Off-balance-sheet financial instruments with contract amounts that represent credit risk (a)(b) (in millions)	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Unfunded commitments to extend credit (c):
Expire within one year	$3,976	$4,264	$4,481
Expire within one to five years	7,499	7,520	7,888
Expire over five years	380	253	295
Total unfunded commitments to extend credit	11,855	12,037	12,664

Commercial real estate commitments held for sale	—	307	—

Commercial letters of credit (d)	4	14	6

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,414	1,426	1,388
Custodian securities lent with indemnification against broker default of return of securities	125,002	105,801	109,802
Liquidity support provided to Three
Rivers Funding Corp.	2,370	1,550	1,218
(a)	For a further discussion, see pages 100 through 103 of Mellon’s 2005 Financial Annual Report. In addition, we had outstanding commitments to fund venture capital investments of $55 million at Sept. 30, 2006, $79 million at Dec. 31, 2005 and $88 million at Sept. 30, 2005.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $499 million at Sept. 30, 2006, $520 million at Dec. 31, 2005 and $535 million at Sept. 30, 2005.
(d)	Net of participations and collateral totaling $9 million at Sept. 30, 2006, $8 million at Dec. 31, 2005 and $6 million at Sept. 30, 2005.
(e)	Net of participations and cash collateral totaling $172 million at Sept. 30, 2006, $157 million at Dec. 31, 2005 and $186 million at Sept. 30, 2005. At Sept. 30, 2006, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1.5 years.

Unfunded commitments to extend credit

Total unfunded commitments to extend credit decreased $182 million, or 2%, compared with Dec. 31, 2005 and $809 million, or 6%, compared with Sept. 30, 2005. Unfunded commitments to extend credit expiring over one year increased $106 million, or 1%, compared with Dec. 31, 2005 and decreased $304 million, or 4%, compared with Sept. 30, 2005. At Sept. 30, 2006, approximately 96% of unfunded loan commitments to our large corporate commercial and financial customers had an investment grade credit rating.

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

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $125 billion at Sept. 30, 2006 and were primarily collateralized by cash and U.S. government securities.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Mellon’s primary banking subsidiary, Mellon Bank, N.A. (the Bank) and ABN AMRO Bank N.V. (ABN AMRO) entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled $69 billion at Sept. 30, 2006, compared with $42 billion at Sept. 30, 2005, primarily relating to securities lending activity. Agency securities lending represented $61 billion of this guarantee at Sept. 30, 2006, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions were collateralized primarily with cash and OECD government securities totaling $58 billion. The joint venture also indemnifies $81 million of cash collateral reinvested in repurchase agreements for risk of market or credit loss. The potential exposure of this guarantee assumes that there is no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO which has an S&P 500 long-term credit rating of AA- and a Moody’s senior debt rating of Aa3.

The Bank has a referral relationship with, and provides administrative services to, Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either the Bank or Mellon. Its financial results are not included in the financial statements of the Bank or Mellon.

Fee revenue of less than $1 million was received from TRFC in the third quarter of 2006 and third quarter of 2005. At Sept. 30, 2006, TRFC’s receivables totaled $2.355 billion and commercial paper outstanding totaled $2.370 billion compared with $1.550 billion at Dec. 31, 2005. A letter of credit provided by the Bank in support of TRFC’s commercial paper totaled $150 million at Sept. 30, 2006 compared with $191 million at Dec. 31, 2005. Mellon’s maximum loss exposure related to TRFC is the full amount of the liquidity facility provided to TRFC, or $2.370 billion, at Sept. 30, 2006. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance-sheet financial instruments with contract amounts that represent credit risk table on page 49. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2005 Financial Annual Report.

Mellon has also provided customary representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to its provision of financial services. We have purchased insurance to mitigate certain of these risks. Mellon is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with respect to such agreements.

50    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Nonperforming assets

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Nonaccrual loans and leases:
Commercial and financial	$1	$—	$1	$7
Personal	2	2	2	3
Lease finance assets	1	12	13	27
Total nonaccrual loans and leases (a)	4	14	16	37
Total acquired property	—	—	—	—
Total nonperforming assets	$4	$14	$16	$37
Nonaccrual loans as a percentage of total loans	.07%	.20%	.24%	.48%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.12%	.44%	.53%	1.23%

(a) Includes less than $1 million, less than $1 million, $14 million and $20 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

Nonperforming assets totaled $4 million at Sept. 30, 2006, down from $14 million at June 30, 2006 and $37 million at Sept. 30, 2005. The decreases compared with June 30, 2006 and Sept. 30, 2005 were due to the removal from nonaccrual status of a regional airline lease receivable. This $10 million receivable was collected in full in October 2006. The decrease compared with Sept. 30, 2005 also resulted from credit losses and additional principal payments. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in our 2005 Financial Annual Report.

At Sept. 30, 2006, loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $3 million, $1 million and less than $1 million, respectively. Loans 90 days or more past due that are not classified as nonaccrual loans were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

Provision and reserve for credit exposure

Mellon’s accounting policy regarding the reserve for credit exposure is regarded as a critical accounting policy in that it involves significant management valuation judgments. For a further discussion of our accounting policy relating to the reserve for credit exposure, see pages 56 and 57 of our 2005 Financial Annual Report. The allocation of the reserve for credit exposure is presented below. This allocation is subjective, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure (in millions)	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Reserve for loan losses:
Base reserves:
Commercial and financial	$32	$30	$35	$39
Commercial real estate	—	—	—	5
Personal	3	3	3	4
Lease assets	17	21	19	22
Total domestic base reserve	52	54	57	70
International	3	4	4	1
Total base reserve	55	58	61	71
Impairment/judgmental	—	—	2	9
Total reserve for loan losses	$55	$58	$63	$80
Reserve for unfunded commitments:
Commitments	$72	$74	$71	$71
Letters of credit and bankers acceptances	8	7	7	6
Total reserve for unfunded commitments	$80	$81	$78	$77
Total reserve for credit exposure	$135	$139	$141	$157

The total base reserve decreased $3 million and the reserve for unfunded commitments decreased $1 million at Sept. 30, 2006 compared with June 30, 2006. The decrease in the base reserve reflects $3 million transferred to assets of discontinued operations. Mellon’s management concluded that, at Sept. 30, 2006, the overall reserve level was appropriate for the estimated inherent losses in the loan portfolio.

Mellon Financial Corporation    51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

	Sept. 30, 2006		June 30, 2006		Sept. 30, 2005
Reserve activity Quarter ended (dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses		Unfunded commitments
Reserve at beginning of period	$58	$81	$60	$82	$87		$81
Total credit losses	—	—	(1)	—	(24	) (c)	—
Total recoveries	—	—	1	—	1		—
Total net credit recoveries (losses)	—	—	—	—	(23)		—
Provision for credit losses	—	(1)	(2)	(1)	16		(4)
Transfer to discontinued operations (a)	(3)	—	—	—	—		—
Reserve at end of period	$55	$80	$58	$81	$80		$77
Reserve for loan losses as a percentage of total loans (b)	.93%	N/M	.84%	N/M	1.05%		N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (b)	N/M	.60%	N/M	.61%	N/M		.55%
Annualized net credit losses to average loans	—%	N/M	—%	N/M	1.23%		N/M

(a)    Reserve for loan losses on AFCO and CAFO designated as assets of discontinued operations in the third quarter of 2006.

(b)    At period-end.

(c)    Substantially all of the credit losses relate to regional aircraft leases.

N/M - Not meaningful.

Reserve activity Nine months ended (dollar amounts in millions)			Sept. 30, 2006		Sept. 30, 2005
			Loan losses	Unfunded commitments	Loan losses		Unfunded commitments
Reserve at beginning of period			$63	$78	$98		$67
Total credit losses			(1)	—	(25	) (a)	—
Total recoveries			1	—	3		—
Total net credit losses			—	—	(22)		—
Provision for credit losses			(5)	2	3		10
Reclass of provision to discontinued operations			—	—	1		—
Transfer to discontinued operations			(3)	—	—		—
Reserve at end of period			$55	$80	$80		$77
Annualized net credit losses (recoveries) to average loans			—%	N/M	.41%		N/M
(a)	Substantially all of the credit losses relate to regional aircraft leases.

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

52    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, N.A., and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2005 Financial Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to Sept. 30, 2006 of up to approximately $255 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between Oct. 1, 2006 and the date of any such dividend declaration. To comply with regulatory guidelines, the Parent Corporation and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At Sept. 30, 2006, the Parent Corporation held $924 million of cash. It also has a $200 million revolving credit agreement with Mellon Bank, N.A., Mellon’s primary bank subsidiary, with a June 2007 expiration date. The agreement was executed at market terms. Under this agreement, any borrowings are to be collateralized with eligible assets of our non-bank subsidiaries. There were no borrowings under this facility at Sept. 30, 2006. At Sept. 30, 2006, the Parent Corporation had the ability to issue an interdeterminate amount of debt, equity and junior subordinated debentures under a shelf registration statement filed on July 21, 2006. In September 2006, we issued junior subordinated debentures associated with £200 million sterling denominated Tier I qualifying trust-preferred securities, the proceeds of which were used in part for the funding of the fourth quarter 2006 acquisition of Walter Scott. These Tier I qualifying capital securities were issued at a rate of 6.369% with a scheduled maturity of September 2036. There were no contractual maturities of long-term debt in the third quarter of 2006, and there are no contractual maturities of long-term debt scheduled for the remainder of 2006. Contractual maturities will total approximately $840 million in 2007. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank, N.A.’s credit ratings, some of which are shown in the following table.

Debt ratings at Sept. 30, 2006	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	AA-
Subordinated debt	A	A2	A+

Mellon Bank, N.A.:
Long-term deposits	AA-	Aa3	AA
Subordinated debt	A+	A1	A+

We paid $90 million in common stock dividends in the third quarter of 2006 compared with $84 million in the third quarter of 2005. The common stock dividend payout ratio, on a net income basis, was 41% in the third quarter of 2006 on a dividend of $.22 per common share compared with 43% in the third quarter of 2005 on a dividend of $.20 per share. Based upon shares outstanding at Sept. 30, 2006 and the current quarterly common stock dividend rate of $.22 per share, the aggregate annual common stock dividend is expected to be approximately $360 million.

As shown in the consolidated statement of cash flows, cash and due from banks increased $297 million during the first nine months of 2006 to $2.670 billion. The increase resulted from $3.146 billion of net cash provided by financing activities and $535 million of net cash provided by operating activities, partially offset by $3.401 billion of net cash used in investing activities. Net cash provided by financing activities primarily resulted from an increase in deposits and higher short-term borrowings partially offset by repurchases of common stock. Net cash used in investing activities primarily resulted from a higher level of short term investments and net purchases of securities available for sale, partially offset by proceeds from the sale of commercial real estate loans.

Junior subordinated debentures

Based on current interest rate expectations, we intend to redeem of our Series A and Series B junior subordinated debentures, each issued for a face value of $515 million, on or after the optional call dates of Dec. 1, 2006 and Jan. 15, 2007, respectively. The securities are redeemable at

Mellon Financial Corporation    53

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

103.86% and 103.9975% of the liquidation amounts during the 12-month periods beginning on the call dates. We expect to replace these securities with a combination of Tier I qualifying capital securities and senior debt securities that would reduce our funding costs beginning in 2007. Assuming the Series A and Series B debentures are redeemed on or after the optional call dates in December 2006 and January 2007, there would be pre-tax charges to income of $23 million in the fourth quarter of 2006 and $23 million in the first quarter of 2007 for the redemption premiums and write-off of unamortized issuance costs.

Asset/liability management

Selected average balances (a)	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Assets:
Money market investments	$4,918	$2,909	$2,713	$3,395	$3,418
Trading account securities	456	439	309	402	303
Securities	18,435	17,961	15,957	17,966	14,705
Loans	5,852	5,872	6,619	5,901	6,565
Total interest-earning assets	29,661	27,181	25,598	27,664	24,991
Noninterest-earning assets	10,956	11,174	11,531	10,923	11,214
Reserve for loan losses	(55)	(57)	(84)	(58)	(88)
Assets of discontinued operations	885	806	862	841	958
Total assets	$41,447	$39,104	$37,907	$39,370	$37,075

Funds supporting total assets:
Core funds	$38,926	$35,077	$34,691	$36,184	$34,309
Purchased funds	2,521	4,027	3,216	3,186	2,766
Funds supporting total assets	$41,447	$39,104	$37,907	$39,370	$37,075
(a)	Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Asset/liability management activities address management of assets and liabilities from an interest rate risk, currency risk and liquidity management perspective, including the use of derivatives.

Average interest-earning assets in the third quarter of 2006, increased $2.480 billion compared with the second quarter of 2006 and $4.063 billion compared with the third quarter of 2005. Both increases resulted from a higher level of securities and money market investments. The increase in average securities, compared with both periods, was due to purchases of high quality floating rate and other short duration mortgage-backed securities. Loans decreased compared with the third quarter of 2005 reflecting the first quarter 2006 sale of our large corporate real estate loan portfolio. The proportion of average core funds to average total assets in the third quarter of 2006 was 94% compared with 92% in the third quarter of 2005. See page 45 of Mellon’s 2005 Financial Annual Report for a definition of core and purchased funds.

54    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50, 100 and 200 basis point shift downward in short-term interest rates on net interest revenue and earnings per share. Principal cash flows anticipated over the next twelve months from discretionary investments and loans in business exits (discussed on page 44) are assumed to be reinvested in floating rate assets, while term debt maturing within the next twelve months is replaced with variable rate funding.

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

Interest rate simulation sensitivity analysis	Simulated increase (decrease) in the next 12 months
	compared with a scenario of unchanged rates		Memo: compared with last 12 months’ actual results (a)
	Net interest revenue	Earnings per share	Net interest revenue	Earnings per share
Movement in interest rates from Sept. 30, 2006 rates:

Unchanged	N/A	N/A	(2.2)%	$(0.02)

Up 50 bp	0.2%	$—	(2.0)%	$(0.01)
Up 100 bp	0.5	—	(1.7)	(0.01)
Up 200 bp	(1.2)	(0.01)	(3.4)	(0.03)

Down 50 bp	(0.4)%	$—	(2.7)%	$(0.02)
Down 100 bp	(0.8)	(0.01)	(3.0)	(0.02)
Down 200 bp	(2.3)	(0.02)	(4.5)	(0.03)
(a)	The September 2006 issuance of £200 million of sterling denominated Tier I qualifying capital securities, used in part to finance the Walter Scott acquisition, accounted for a 5% decline in net interest revenue and a $0.04 decline in earnings per share for all scenarios.

N/A - Not applicable.

bp - basis points.

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at Sept. 30, 2006, nor did it exceed our guidelines at Sept. 30, 2005.

Managing interest rate risk with derivative instruments

Derivatives are used as part of Mellon’s overall asset/liability management process to augment the management of interest rate exposure. The gross notional amount of interest rate swaps used to manage interest rate risk was $1.635 billion at Sept. 30, 2006, compared with $3.110 billion at Dec. 31, 2005 and $3.110 billion at Sept. 30, 2005. The gross notional value at Sept. 30, 2006 was comprised of interest rate swaps designated as fair value hedges, to convert portions of our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate certificates of deposit to variable rate certificates of deposit. The interest rate swaps associated with long-term debt had a weighted average maturity of approximately 7 years and weighted average interest rates received and paid of 4.72% and 5.42%, respectively. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay

Mellon Financial Corporation    55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

variable swaps. The decrease in notional value of the interest rate swaps at Sept. 30, 2006 compared with Dec. 31, 2005 and Sept. 30, 2005 primarily resulted from the termination of $700 million notional amount of interest rate swaps that hedged long-term debt and from the reclassification to a trading position of $500 million notional amount of two interest rate swaps, which were terminated in July 2006.

Mellon applied the “shortcut” accounting method available under SFAS 133 to the interest rate swaps designated as fair value hedges of fixed rate long-term debt and certificates of deposit through Sept. 30, 2006. Accordingly, the changes in fair value of the interest rate swaps are recorded in the income statement with an offsetting amount recorded as an adjustment to the carrying values of the respective hedged items. Effective Oct. 1, 2006, Mellon re-designated its fair value hedges of fixed rate long-term debt and non-callable fixed rate certificates of deposit in order to utilize the “long-haul” accounting method under SFAS 133. The application of the long-haul method will result in ineffectiveness being recorded in future periods. Mellon is currently employing the shortcut method for $50 million of notional interest rate swaps designated as fair value hedges of callable fixed rate certificates of deposit.

The net interest differential between interest revenue and interest expense on all interest rate swaps managing interest rate risk resulted in interest expense of $3 million in the third quarter of 2006 and interest revenue of $6 million in the first nine months of 2006, compared with interest revenue of $15 million and $68 million in the third quarter and first nine months of 2005. No ineffectiveness was recorded for the nine months ended Sept. 30, 2006 and Sept. 30, 2005. At Sept. 30, 2006, there were no outstanding cash flow hedges.

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

Derivative instruments used for trading purposes (notional amounts in millions)	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Commitments to purchase and sell foreign currency contracts	$102,391	$72,562	$85,263
Foreign currency option contracts purchased	2,386	4,361	7,217
Foreign currency option contracts written	2,401	5,688	8,700
Interest rate agreements:
Interest rate swaps	18,316	15,180	13,507
Options, caps and floors purchased	640	563	647
Options, caps and floors written	879	858	856
Futures and forward contracts	8,154	6,946	7,161
Equity options	1,474	1,859	1,437
Credit default swaps	461	598	732
Total return swaps	77	27	34

We use a value-at-risk methodology to estimate the potential gain or loss in a portfolio of trading positions that is associated with a price movement of given probability over a specified time frame. Using our methodology, which considers such factors as changes in currency exchange rates, interest rates, spreads and related volatility, the aggregate average value-at-risk for trading activities and credit default swaps was approximately $6 million for the 60 business-day period ending Sept. 30, 2006, and approximately $5 million for each of the 60 business-day periods ending Dec. 31, 2005 and Sept. 30, 2005.

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

Critical policy	Reference

Valuing venture capital investments	Mellon’s 2005 Financial Annual Report, pages 55 and 56.

Provision and reserve for credit exposure	Mellon’s 2005 Financial Annual Report, pages 56 and 57.

Accounting for pensions	Mellon’s 2005 Financial Annual Report, pages 57, 92 and 93.

Mellon Financial Corporation    57

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Supplemental Information - Reconciliation of Reported GAAP Amounts to Adjusted Non-GAAP Amounts

Reported Amounts are presented in accordance with GAAP. We believe that this supplemental adjusted non-GAAP information is useful to the investment community in analyzing the financial results and trends of ongoing operations. We believe it facilitates comparisons with prior periods and reflects the principal basis on which our management monitors financial performance. See the table below for a reconciliation of the first nine months of 2006 and 2005 Reported Amounts presented in accordance with GAAP to Adjusted non-GAAP Amounts, which exclude the items described in the table below. We believe Reported Amounts for the third quarter of 2006, without any adjustments, are comparable with the third quarter of 2005, and have made no adjustments to third quarter 2006 or third quarter 2005 Reported Amounts for the purpose of our internal assessment of quarterly financial performance.

Supplemental information	Nine months ended								Adjusted Amounts (non-GAAP) % Change
	Sept. 30, 2006				Sept. 30, 2005
(dollar amounts in millions)	Reported Amounts (GAAP)	Adjustments		Adjusted Amounts (non-GAAP)	Reported Amounts (GAAP)	Adjustments		Adjusted Amounts (non-GAAP)
Noninterest revenue:
Fee and other revenue	$3,481	$—		$3,481	$3,175	$(197	) (a)	$2,978
Gains on sales of securities	3	—		3	1	—		1

Total noninterest revenue	3,484	—		3,484	3,176	(197)		2,979	17%

Net interest revenue	344	—		344	341	—		341

Total revenue	3,828	—		3,828	3,517	(197)		3,320	15%

Provision for credit losses	(3)	—		(3)	13	—		13

Operating expense:
Staff:
Compensation	819	(2	) (b)	817	748	—		748
Incentives	481	(16	) (b)	465	348	—		348
Employee benefits	220	(1	) (b)	219	194	—		194

Total staff	1,520	(19)		1,501	1,290	—		1,290
Net occupancy	168	—		168	175	(2	) (c)	173
Other	1,197	—		1,197	1,005	(13	) (d)	992

Total operating expense	2,885	(19)		2,866	2,470	(15)		2,455	17%

Income from continuing operations before taxes	$946	$19		$965	$1,034	$(182)		$852	13%
Memo -Fully taxable equivalent basis:
Total noninterest revenue	$3,511	$—		$3,511	$3,207	$(197)		$3,010	17%
Net interest revenue	356	—		356	355	—		355	—%

Total revenue	$3,867	$—		$3,867	$3,562	$(197)		$3,365	15%

Income from continuing operations before taxes	$985	$19		$1,004	$1,079	$(182)		$897	12%

Pre-tax operating margin (e)	25%			26%	30%			27%

Fee and other revenue as a percentage of total revenue	91%			91%	90%			89%
Staff expense as a percentage of total revenue	39%			39%	36%			38%
(a)	Reflects the gain from the sale of our remaining investment in Shinsei Bank, recorded in the first quarter of 2005.
(b)	Reflects the charges recorded in connection with payments, awards and benefits for Mellon’s former chairman and chief executive officer, pursuant to his employment contract, recorded in the first quarter of 2006.
(c)	Reflects an additional charge associated with the move to the new Mellon Financial Centre in London, recorded in the first quarter of 2005.
(d)	Includes a $10 million charge associated with the early extinguishment of debt and a $3 million additional writedown of a business previously identified as held for sale, recorded in the first quarter of 2005.
(e)	Income from continuing operations before taxes as a percentage of total revenue.

58    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Recent Accounting Developments

SFAS No. 158 - Pensions

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans. As a result, companies will recognize on their balance sheets any previously unrecognized actuarial gains and losses, prior service costs and transition obligations that have not yet been included in income. The balance sheet recognition requirements of this Statement are effective Dec. 31, 2006. We currently expect that these requirements will reduce our prepaid pension asset and increase our unfunded pension liability and postretirement medical liability, with the offset as a decrease in accumulated other comprehensive income (a component of equity) at Dec. 31, 2006 of approximately $365 million pre-tax, or approximately $240 million after-tax. Based on Sept. 30, 2006 shareholder’s equity, the impact of this Statement on our shareholders’ equity to assets ratio and tangible shareholders’ equity to assets ratio would have been reductions of approximately 50 basis points and approximately 55 basis points, respectively. Our Tier I, Total and Leverage capital ratios would have been reduced by approximately 70, 70 and 55 basis points, respectively.

FIN No. 48 - Taxes

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” - an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by a taxing authority. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN 48 is effective as of Jan. 1, 2007, with early application permitted. Any impact from the adoption of FIN 48 will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. We are currently evaluating the impact of this Interpretation, but do not expect it to be material.

FSP 13-2 - Taxes

In conjunction with the issuance of FIN 48, discussed above, the FASB issued a Staff Position (FSP) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-2 amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged lease transactions when there is a change or projected change in the timing of income tax cash flows related to leases. The Staff Position, which is effective Jan. 1, 2007, requires lessors to reassess projected income tax cash flows using a FIN 48 model for recognition and measurement. Any revisions to the net investment in leveraged leases will be recorded as a direct adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. The impact of this Staff Position when applied is expected to result in a reduction in our retained earnings of approximately $20 million.

EITF 06-4 - Split-Dollar Life Insurance

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance Arrangements.” This EITF addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

The EITF requires that the deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer because the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits will be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the

Mellon Financial Corporation    59

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

future cost of the life insurance. At adoption, any liability recognized will be recorded as a direct adjustment to the beginning balance of retained earnings and reported as a change in accounting principle.

The EITF is effective Jan. 1, 2008. We are currently evaluating the impact of this EITF, but do not expect it to be material.

EITF 06-5 - Purchases of Life Insurance

In September 2006, the FASB ratified EITF 06-5, “Purchases of Life Insurance.” This EITF explains how to determine “the amount that could be realized” from a life insurance contract, for purposes of recording the cash surrender value on the balance sheet. It requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered instead of surrendering all policies as a group. Any adjustment to the carrying amount of cash surrender value will be recorded as a direct adjustment to retained earnings and reported as a change in accounting principle.

The EITF is effective Jan. 1, 2007 and will have no impact on our results of operations or financial condition.

SAB 108 - Quantifying Financial Statement Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 “Guidance on Quantifying Financial Statement Misstatements.” This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying the misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the year-end balance sheet perspective “iron curtain method” and current year income statement perspective “rollover method” and to evaluate whether either approach results in quantifying the aggregate impact of prior period uncorrected misstatements as material in light of relevant quantitative and qualitative factors.

This SAB is effective for calendar year 2006. Initial application of this guideline allows that material errors that existed at the beginning of 2006 may be corrected with a one-time cumulative effect adjustment of opening retained earnings. We currently anticipate that SAB 108 will not have a material impact on our results of operations or financial condition.

60    Mellon Financial Corporation

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

Mellon Financial Corporation    61

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of Mellon Financial Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected return on pension plan assets; expected cash contributions to funded defined benefit pension plans; amounts of contingent and deferred consideration payable for acquisitions; expected immaterial gain from the sale of a business; the fair value of the Corporation’s stock options; the amount of total unrecognized compensation cost related to stock options, restricted stock and Deferred Share Units expected to be recognized over a weighted-average specified period of years; expected vesting period of restricted stock; collectibility of securities; estimated annual amortization expense; future financial goals, including future revenue, expenses and earnings; the use of excess capital; expected margins of business sectors; the impact of market and demographic trends; the impact on investment management fees of changes in the S&P 500 Index and the FTSE; potential future venture capital gains or losses, possible changes in the value of the portfolio and intentions as to future investments; the expected impact on fourth quarter 2006 net interest revenue; customer deposits in the corporate cash management business; expected net periodic pension cost for 2006; the expected tax provisioning rate for the fourth quarter of 2006 and the adequacy of tax accruals; future deductibility of disallowed tax deductions; expected decline in capital ratios; the impact of a FASB Statement, a FASB Interpretation, a FASB Staff Position, FASB Emerging Issues Task Force consensuses, and an SEC Staff Accounting Bulletin; economic capital allocations; liabilities for guarantees and indemnities; possible losses related to Three Rivers Funding Corporation; credit exposure reserve appropriateness; the Corporation’s liquidity management objectives; simulation of changes in interest rates; effects of application of the long-haul accounting method; the value-at-risk for trading activities and credit default swaps; intentions with respect to junior subordinated debentures and expected reduced funding costs; expected effect of the settlement with the United States Attorney; and litigation results.

These forward-looking statements and other forward-looking statements contained in other public disclosures of the Corporation, which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: changes in political and economic conditions; equity, fixed-income and foreign exchange market fluctuations; changes in the mix of assets under management; the effects of the adoption of new accounting standards; customers’ sensitivity to increases in oil prices and decreasing travel; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within the Corporation’s markets; consumer spending and savings habits; interest rate fluctuations; geographic sources of income; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation and litigation settlement process; and the effects of terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

All forward-looking statements in this Report speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

62    Mellon Financial Corporation

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

As previously reported in a Current Report on Form 8-K dated Aug. 18, 2006, Mellon’s subsidiary, Mellon Bank, N.A., entered into a settlement agreement with the United States Attorney for the Western District of Pennsylvania that relates to the April 2001 incident in Mellon’s Pittsburgh IRS Processing Unit. Under the terms of the settlement, Mellon has agreed to have an independent third party monitor compliance with the terms of the agreement for a three year period. No monetary penalties or fines were imposed by the agreement, although Mellon will reimburse the federal government for $30 thousand of costs incurred by an outside vendor. If Mellon complies with the terms of the agreement, the U.S. Attorney will not prosecute Mellon. The agreement should not impair Mellon’s ability to serve as a long-standing government contractor.

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

The SEC staff has informed MIS that its recommendation relates to MIS’ disclosure practices to its transfer agency (issuer) clients during the period 2001 through late 2004 concerning the receipt of fees from a search firm that performed in-depth searches for “lost” shareholders. Fees received by MIS from this firm during this period aggregate to approximately $5 million. MIS believes that the SEC staff has been investigating related practices at other transfer agents. MIS has been cooperating fully with the SEC staff in its investigation and has made a submission explaining why it believes that its conduct was lawful.

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

Mellon Financial Corporation    63

PART II - OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On Sept. 28, 2006, the Corporation issued 90,806 shares of Common Stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to the former shareholders of The Arden Group, Inc. (“Arden Group”) as further consideration for the acquisition of the assets of The Arden Group by the Corporation. The former Arden Group shareholders may receive additional shares of Common Stock from time to time if certain conditions are met. The Shares were issued to three sophisticated investors who acquired the Shares for their own account and who represented that any sales would be pursuant to an effective registration statement or an applicable exemption from registration.

(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on pages 47 and 48 of this report and is incorporated into this Item by reference.

Information regarding limitations on the payment of dividends by the Corporation’s national bank subsidiaries appears under “Liquidity and dividends” on page 53 of this report and is incorporated into this Item by reference.

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.
3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.
4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.
10.1	Letter from the United States Attorney, Western District of Pennsylvania, dated Aug. 14, 2006, addressed to W. Thomas McGough, Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on Aug. 17, 2006.
10.2	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective Sept. 19, 2006.
12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).
12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Pages 58 through 60, inclusive, of the Corporation’s 2005 Financial Annual Report to Shareholders.

64    Mellon Financial Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION (Registrant)

Date: November 3, 2006	By:	/s/ Michael A. Bryson
Michael A. Bryson Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

Mellon Financial Corporation    65

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

66    Mellon Financial Corporation

Index to Exhibits

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement, dated as of Oct. 15, 1996, between Mellon Financial Corporation and Mellon Bank, N.A., as Rights Agent, and as amended and restated as of Oct. 19, 1999.	Previously filed as Exhibit 1 to Form 8-A/A Registration Statement (File No. 1-7410) dated Oct. 19, 1999, and incorporated herein by reference.

10.1	Letter from the United States Attorney, Western District of Pennsylvania, dated Aug. 14, 2006, addressed to W. Thomas McGough, Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on Aug. 17, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Aug. 18, 2006, and incorporated herein by reference.

10.2	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective Sept. 19, 2006.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

Mellon Financial Corporation    67

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Pages 58 through 60, inclusive, of the Corporation’s 2005 Financial Annual Report to Shareholders.	Previously filed as a portion of Exhibit 13.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2005, and incorporated herein by reference.

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