Form 10-K
period 2006-12-31
MELLON FINANCIAL CORP
filed 2007-02-23
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☑  No

As of June 30, 2006, 405,444,443 shares, of the total outstanding shares of 411,438,559, of the registrant’s outstanding voting common stock, $0.50 par value per share, having a market value of $13,959,452,172, were held by nonaffiliates.

As of January 31, 2007, 415,971,991 shares of the registrant’s voting common stock, $0.50 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

Mellon Financial Corporation 2007 Proxy Statement-Part III

Mellon Financial Corporation 2006 Annual Report to Shareholders-Parts I, II, III and IV

Available Information

The Form 10-K filed with the Securities and Exchange Commission (“SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 29, including the Financial Review, Financial Statements and Notes, and Corporate Information section from the Corporation’s 2006 Annual Report to Shareholders. For a free copy of Mellon’s 2006 Annual Report to Shareholders or the Proxy Statement for its 2007 Annual Meeting, as filed with the SEC, send a written request to the Secretary of the Corporation, Room 4826, One Mellon Center, Pittsburgh, PA 15258-0001. Mellon’s 2006 Annual Report to Shareholders is, and the Proxy Statement for its 2007 Annual Meeting upon filing with the SEC will be, available on our Internet site at www.mellon.com. Mellon also makes available, free of charge, on its Internet site, the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the SEC. The contents of Mellon’s Internet site are not part of this Annual Report on Form 10-K. The following materials are available, free of charge, on our Internet site at www.mellon.com under “Corporate Governance” and are also available free of charge in print by written request from the Secretary of the Corporation at Room 4826, One Mellon Center, Pittsburgh PA 15258-0001:

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

Cautionary Statement

See pages 60 through 63 of the Corporation’s 2006 Annual Report to Shareholders for the Cautionary Statement. Those pages are incorporated herein by reference. This Form 10-K contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: the impact of technological innovations and the ability to recover quickly from unexpected events on our ability to compete; adequacy of owned and leased facilities; and litigation results. These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation, which make reference to the cautionary factors contained, or incorporated, in this Form 10-K, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the following:

The nature of any new capital accords to be adopted by the Basel Committee on Banking Supervision and implemented by the U.S. federal bank regulatory agencies will affect the Corporation’s future capital requirements.

Uncertainties inherent in the litigation and litigation settlement process.

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

MELLON FINANCIAL CORPORATION

Form 10-K Index

2    Mellon Financial Corporation

PART I

ITEM 1. BUSINESS

Description of Business

Mellon Financial Corporation (“Mellon”) is a global financial services company headquartered in Pittsburgh, Pennsylvania, with approximately $5.5 trillion in assets under management, custody or administration, including $995 billion under management. For a further discussion of Mellon’s products and services, see “Nature of operations” in Note 1 of Notes to Financial Statements in our 2006 Annual Report to Shareholders, which paragraphs are incorporated herein by reference. See “Available Information” on page 1 of this Report for a description of how to access financial and other information regarding Mellon.

On Dec. 3, 2006, Mellon entered into an agreement to merge with The Bank of New York Company, Inc., which would create an asset servicer with, on a pro forma basis, more than $17 trillion in assets under custody and administration, $8 trillion in assets under corporate trusteeship and over $1.1 trillion in assets under management at Dec. 31, 2006.

Under the terms of the merger agreement, a new company will be formed to be called The Bank of New York Mellon Corporation, in which Mellon shareholders will receive one share of common stock for each share of Mellon common stock outstanding on the closing date and The Bank of New York shareholders will receive ..9434 shares of common stock for each share of The Bank of New York common stock outstanding on the closing date. Mellon and The Bank of New York have entered into reciprocal stock option agreements for 19.9% of each other’s outstanding common stock. Additional information on these stock option agreements is presented in Mellon’s 2006 Annual Report to Shareholders in Note 30 of Notes to Financial Statements, which is incorporated herein by reference.

The board of directors of each company has adopted a resolution recommending the adoption of the merger agreement by its respective shareholders, and each party has agreed to put these matters before their respective shareholders for consideration. Subject to satisfaction of various conditions of closing, the merger is currently expected to close early in the third quarter of 2007.

We were originally formed as a holding company for Mellon Bank, N.A. (“Mellon Bank”), which has its executive offices in Pittsburgh, Pennsylvania. With its predecessors, Mellon Bank has been in business since 1869. In addition to Mellon Bank, our banking subsidiaries include Mellon Trust of New England, National Association, headquartered in Boston, Massachusetts; Mellon United National Bank, headquartered in Miami, Florida; and Mellon 1st Business Bank, National Association, headquartered in Los Angeles, California. They engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

We divide our businesses into five business sectors: Mellon Asset Management; Private Wealth Management; Asset Servicing; Payment Solutions & Investor Services; and Other. We serve two distinct major types of clients:

•	Financial institutions, corporations and government bodies

•	High net worth individuals

Further information regarding Mellon’s business sectors is presented in the Business Sectors section found on pages 22 through 32 of Mellon’s 2006 Annual Report to Shareholders, which pages are incorporated herein by reference. Information on international operations is presented in Mellon’s 2006 Annual Report to Shareholders in “Consolidated Balance Sheet - Average balances and interest yields/rates” on pages 16 and 17, “Foreign outstandings” on page 39, in “Geographic sources of income” and “Currency rate fluctuations” on page 62 and in Note 33 of Notes to Financial Statements, which are incorporated herein by reference.

Principal Entities

Exhibit 21.1 to this Annual Report on Form 10-K presents a list of Mellon’s primary subsidiaries as of Dec. 31, 2006.

Mellon Financial Corporation    3

PART I (continued)

Discontinued operations

As discussed in Note 4 of Notes to Financial Statements in Mellon’s 2006 Annual Report to Shareholders, Mellon is reporting results using the discontinued operations method of accounting. This Note is incorporated herein by reference. All information in this Annual Report on Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

Supervision and Regulation

Mellon and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of Mellon’s bank subsidiaries rather than holders of Mellon’s securities. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, our subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of Mellon’s securities. In addition, Mellon and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which we conduct our businesses. Described below are the material elements of selected laws and regulations applicable to Mellon and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Mellon and its subsidiaries.

Regulated Entities of the Corporation

Mellon is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such, it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

4    Mellon Financial Corporation

PART I (continued)

Banking. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon Trust of Washington is a Washington trust company and is supervised by the Division of Banks of the Washington State Department of Financial Institutions.

Mellon’s non-bank subsidiaries engaged in securities related activities are regulated by the SEC. We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are registered broker-dealers and members of the National Association of Securities Dealers, Inc. (the “NASD”), a securities industry self-regulatory organization.

Certain of our subsidiaries are registered investment advisors under the Investment Advisors Act of 1940 (the “‘40 Act”) and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Our subsidiaries advise both public investment companies which are registered with the SEC under the ‘40 Act, including the Dreyfus/Founders family of mutual funds, and private investment companies which are not so registered under the ‘40 Act. The shares of most investment companies advised by our subsidiaries are qualified for sale in all states in the U.S. and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of Mellon’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the U.K. pursuant to the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain U.K. investment funds, including Mellon Investment Funds, an open-ended investment company with variable capital advised by U.K. regulated subsidiaries of the Corporation, are registered with the FSA and are offered for retail sale in the U.K.

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

Dividend Restrictions

Mellon is a legal entity separate and distinct from its bank and other subsidiaries. Our principal sources of funds to make capital contributions or loans to our bank and other subsidiaries, to pay service on our own debt, to honor our guarantees of debt issued by Mellon Funding Corporation or of trust-preferred securities issued by a trust or to pay dividends on our own equity securities, are dividends and interest from our subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory approval. For a further discussion of restrictions on dividends, see the first three paragraphs of Note 24 of Notes to Financial Statements in Mellon’s 2006 Annual Report to Shareholders, which paragraphs are incorporated herein by reference.

Mellon Financial Corporation    5

PART I (continued)

If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

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

Deposit Insurance

Substantially all deposits of our bank subsidiaries are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Our bank subsidiaries paid no deposit insurance assessments on their deposits under the risk-based assessment system utilized by the FDIC through Dec. 31, 2006. In November 2006, the FDIC adopted a new risk-based insurance assessment system effective Jan. 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of our bank subsidiaries of 5 to 7 basis points (each basis point representing one-hundredth of one percent) per $100 of domestic deposits. An FDIC credit available to our bank subsidiaries for prior contributions is expected to offset the

6    Mellon Financial Corporation

PART I (continued)

assessments for 2007 and will offset some of the assessments for the next several years. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized or otherwise disposed of. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2006 was 1.24 cents per $100 of deposits and decreases to 1.22 cents for the first quarter of 2007.

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

Liability of Commonly Controlled Institutions and Related Matters

The FDI Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by Mellon being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation. Also, under the BHC Act and Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to each of our bank subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

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

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) for bank holding companies but not banks, a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of cumulative perpetual preferred stock, trust-preferred securities and other so-called “restricted core capital elements.” Commencing Dec. 31, 2003, we deconsolidated the statutory business trusts which have issued trust-preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on our consolidated balance sheet. The Federal Reserve Board has confirmed the

Mellon Financial Corporation    7

PART I (continued)

continued qualification of trust-preferred securities as Tier I capital for bank holding companies notwithstanding the change in accounting treatment. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

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

Under the risk-based capital guidelines of the Federal Reserve Board application to bank holding companies and the OCC application to national banks, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2006, Mellon’s Total capital and Tier I capital to risk-adjusted assets ratios were 18.54% and 12.14%, respectively.

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institution’s circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the U.S. that would apply only to internationally active banking organizations – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or

8    Mellon Financial Corporation

PART I (continued)

more – that other U.S. banking organizations could elect but would not be required to apply. The proposal is based on the A-IRB approach to credit risk in BIS II and also includes capital requirements for operational risk based upon BIS II’s “advanced measurement approach,” or “AMA,” for addressing operational risk. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A,” would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for credit risk and the AMA approach for operational risk applicable to internationally active banking organizations and do not “opt in” to these approaches. The agencies previously had issued advance notices of proposed rulemaking on both proposals (in August 2003 regarding the A-IRB approach of BIS II for internationally active banking organizations and in October 2005 regarding BIS II).

The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

Mellon currently is not an internationally active banking organization (as defined) and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions for credit risk and the AMA provisions for operational risk applicable to internationally active U.S. banking organizations once they become effective. If the pending merger of Mellon and The Bank of New York is consummated as expected, the entity resulting from the merger will be an internationally active banking organization.

The Federal Reserve Board also requires bank holding companies to comply with minimum Leverage ratio guidelines. The Leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum Leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum Leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum Leverage ratio applicable to us. At Dec. 31, 2006, our Leverage ratio was 9.06%.

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

Mellon Financial Corporation    9

PART I (continued)

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

At Dec. 31, 2006, all of our bank subsidiaries were well capitalized based on the ratios and guidelines noted above. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The U.S. Treasury Department has issued and, in some cases, proposed a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as Mellon’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by our subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

10    Mellon Financial Corporation

PART I (continued)

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

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should Mellon or its bank subsidiaries fail to adequately serve these communities, potential penalties could be imposed, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

Competition

Mellon and its subsidiaries continue to be subject to intense competition in all aspects and areas of our businesses. Our Mellon Asset Management and Private Wealth Management business sectors experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms/companies can be domiciled domestically or internationally. Our Asset Servicing and Payment Solutions & Investor Services business sectors compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder services firms and other firms that rely on automated data transfer and capture services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over Mellon and its subsidiaries in certain respects.

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

Employees

At Dec. 31, 2006, Mellon and its subsidiaries had approximately 16,800 employees.

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

PART I (continued)

I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Rate/Volume Variance Analysis below. Required information is also presented in Mellon’s 2006 Annual Report to Shareholders in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, and in Net Interest Revenue on page 15, which are incorporated herein by reference.

Rate/Volume Variance Analysis	Year ended Dec. 31,
	2006 over (under) 2005			2005 over (under) 2004
	Due to change in		Net change	Due to change in		Net change
(in millions)	Rate	Volume		Rate	Volume
Increase (decrease) in interest revenue from interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$18	$1	$19	$2	$6	$8
Federal funds sold and securities under resale agreements	14	8	22	9	(2)	7
Other money market investments	3	(3)	—	2	—	2
Trading account securities	—	3	3	—	—	—
Securities:
Fixed rate	3	(24)	(21)	3	(32)	(29)
Adjustable rate	17	20	37	9	54	63
Floating rate	109	144	253	76	80	156
Obligations of states and political subdivisions	(2)	(2)	(4)	(2)	13	11
Other	—	(1)	(1)	—	(4)	(4)
Total securities	127	137	264	86	111	197
Loans (includes loan fees)	59	(26)	33	88	(9)	79
Total	221	120	341	187	106	293
Increase (decrease) in interest expense on interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	131	5	136	102	11	113
Savings certificates	6	3	9	1	4	5
Other time deposits	11	59	70	5	3	8
Deposits in foreign offices	56	(2)	54	46	24	70
Federal funds purchased and securities under repurchase agreements	26	5	31	30	5	35
U.S. Treasury tax and demand notes and federal funds purchased	5	—	5	7	—	7
Other short-term borrowings	—	(1)	(1)	(8)	(6)	(14)
Notes and debentures (with original maturities over one year)	51	(17)	34	44	(7)	37
Junior subordinated debentures/trust- preferred securities	13	6	19	9	—	9
Funding of discontinued operations	—	(11)	(11)	—	9	9
Total	299	47	346	236	43	279
Increase (decrease) in net interest revenue	$(78)	$73	$(5)	$(49)	$63	$14

Note: Amounts are calculated on a taxable equivalent basis where applicable, at a tax rate approximating 35%. Changes in interest revenue or interest expense arising from the combination of rate and volume variances are allocated proportionally to rate and volume based on their relative absolute magnitudes.

12    Mellon Financial Corporation

PART I (continued)

Percent of international related average assets and liabilities to total consolidated average amounts	2006	2005	2004	2003	2002
Average total assets	13%	13%	13%	11%	11%
Average total liabilities	19%	20%	19%	16%	13%

II. Securities Portfolio

A. Carrying values of securities

Information required by this section of Guide 3 is presented in Mellon’s 2006 Annual Report to Shareholders in Note 6 of Notes to Financial Statements, which note is incorporated herein by reference.

B. Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in Mellon’s 2006 Annual Report to Shareholders in Note 6 of Notes to Financial Statements, which note is incorporated herein by reference.

III. Loan Portfolio

A. Types of Loans

Information required by this section of Guide 3 is presented below and on the following page. Further information is included in the Corporate Risk Management section of Mellon’s 2006 Annual Report to Shareholders on pages 36 through 42, which portions are incorporated herein by reference.

Domestic and international loans and leases at year-end (in millions)	2006	2005	2004	2003	2002
Domestic loans and leases	$5,838	$6,221	$6,555	$7,107	$7,880
International loans and leases:
Commercial and industrial	25	213	67	199	358
Financial institutions	41	27	17	28	34
Governments and official institutions	5	7	6	8	18
Other	80	105	109	125	148
Total international loans and leases	151	352	199	360	558
Total loans and leases	$5,989	$6,573	$6,754	$7,467	$8,438

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

Maturity distribution of loans at Dec. 31, 2006 (in millions)	Within 1 year(a)	1-5 years		Over 5 years		Total
Domestic loans (b):
Commercial and financial	$1,131	$484		$60		$1,675
Commercial real estate	827	585		225		1,637
Total domestic loans	1,958	1,069	(c)	285	(c)	3,312
International loans	42	70	(d)	39	(d)	151
Total loans	$2,000	$1,139		$324		$3,463
(a)	Includes demand loans and loans with no stated maturity.
(b)	Excludes personal loans and lease finance assets.
(c)	Variable rate loans due after one year totaled $879 million and fixed-rate loans totaled $475 million.
(d)	Variable rate loans due after one year totaled $30 million and fixed-rate loans totaled $79 million.

Note: Maturity distributions are based on remaining contractual maturities.

Mellon Financial Corporation    13

PART I (continued)

C. Risk Elements

Information required by this section of Guide 3 is included in the Corporate Risk Management section of Mellon’s 2006 Annual Report to Shareholders on pages 36 through 42, which portions are incorporated herein by reference.

IV. Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Provision and Reserve for Credit Exposure section of Mellon’s 2006 Annual Report to Shareholders on pages 40 through 42, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of Mellon’s reserve for loan losses is presented below as required by Guide 3.

Loan loss reserve	Dec. 31,
(in millions)	2006	2005	2004	2003	2002
Base reserves:
Commercial and financial	$33	$35	$36	$48	$81
Commercial real estate	—	—	9	13	8
Personal	3	3	5	6	6
Lease finance assets	17	19	15	12	5
Total domestic base reserve	53	57	65	79	100
International	3	4	2	9	4
Total base reserve	56	61	67	88	104
Impairment/judgmental	—	2	6	2	2
Unallocated	—	—	25	13	21
Total loan loss reserve	$56	$63	$98	$103	$127

Reserve for loan losses relating to international operations (in millions)	2006	2005	2004	2003	2002
Reserve at the beginning of year	$4	$2	$9	$4	$2
Credit losses	—	—	(1)	(2)	—
Recoveries	—	—	1	—	—
Provision for loan losses:
Continuing	(1)	2	(7)	5	2
Discontinued	—	—	—	2	—
Reserve at the end of year	$3	$4	$2	$9	$4

Further information on Mellon’s credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure for the years 2002-2006 are set forth in Mellon’s 2006 Annual Report to Shareholders in the Credit Risk section on page 37, the Provision and Reserve for Credit Exposure section on pages 40 through 42, in Critical Accounting Policies on pages 57 and 58 in Note 1 of Notes to Financial Statements under Reserve for Loan Losses and Reserve for Unfunded Commitments and in Note 8 of Notes to Financial Statements which portions are incorporated herein by reference.

For each category above, the ratio of loans to consolidated total loans is as follows:

Ratio of loans to consolidated total loans	Dec. 31,
	2006	2005	2004	2003	2002
Domestic loans and leases:
Commercial and financial	28%	34%	32%	37%	45%
Commercial real estate	27	21	28	29	26
Personal	37	34	30	23	15
Lease finance assets	5	6	7	6	7
Total domestic loans and leases	97	95	97	95	93
International loans and leases	3	5	3	5	7
Total loans and leases	100%	100%	100%	100%	100%

14    Mellon Financial Corporation

PART I (continued)

Large corporate commercial and financial exposure - by industry sector

Large corporate commercial and financial exposure at Dec. 31, 2006 (dollar amounts in millions)
	Unfunded commitments to extend credit						Commercial and financial loans
	Number of customers(b)				Contractual maturities
Industry sector (a)		Commitments		Investment grade(c)	<1 year	>1 year	Loans and leases		Investment grade (c)
Large corporate commercial and financial:
Electric and gas utilities	47	$1,288		98%	$98	$1,190	$72		94%
Insurance	30	1,086		100	160	926	64		61
Financial institutions	11	733		100	536	197	91		100
Captive finance companies	8	845		85	582	263	—		—
Services	25	708		96	378	330	91		95
Investment management companies	18	545		100	519	26	144		100
Energy	10	489		100	67	422	59		100
Food and kindred products	4	317		100	40	277	61		11
Scientific and medical equipment	8	236		85	—	236	103		100
Other	109	4,495		96	749	3,746	231		62
Total commercial and financial - large corporate	270	$10,742		96%	$3,129	$7,613	$916	(d)	81%
Memo:
Credit default swaps		$233	(e)				$11	(e)
(a)	The industry sectors shown are those that comprise $500 million or more of unfunded commercial and financial commitments and/or $50 million or more in outstanding loans.
(b)	Number of customers represents those customers with available commitments.
(c)	Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better, and/or a Standard and Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Corporation’s internal risk rating. The percentages in the table are based upon the dollar amounts of investment grade loans and commitments as a percentage of the related dollar amount of loans and commitments for each industry sector.
(d)	Includes domestic and international commercial and financial loans and lease finance assets to large corporate clients. Other domestic and international commercial and financial loans and lease finance assets totaled $1.214 billion at Dec. 31, 2006.
(e)	Credit exposure has been hedged by purchasing $321 million of credit default swaps in the following industry sectors: insurance, $75 million; electric and gas utilities, $11 million; scientific and medical equipment, $9 million; and all other, $149 million. In addition, the $321 million of credit default swaps includes $77 million of swaps related to letters of credit, which are not shown in the table above. Amounts shown in the industry sector details have not been reduced by the amounts of credit default swaps.

Mellon Financial Corporation    15

PART I (continued)

V. Deposits

Maturity distribution of domestic time deposits at Dec. 31, 2006 (in millions)	Within 3 months	4-6 months	7-12 months	Over 1 year	Total
Time certificates of deposit in denominations of $100,000 or greater	$535	$136	$109	$104	$884
Time certificates of deposit in denominations of less than $100,000	35	29	31	12	107
Total time certificates of deposit	570	165	140	116	991
Other time deposits in denominations of $100,000 or greater	3,158	—	—	—	3,158
Total domestic time deposits	$3,728	$165	$140	$116	$4,149

The majority of deposits in foreign offices of approximately $5.3 billion at Dec. 31, 2006 were in amounts in excess of $100,000, and were primarily overnight foreign demand deposits. Additional information required by this section of Guide 3 is set forth in Mellon’s 2006 Annual Report to Shareholders in the Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates on pages 16 and 17, which pages are incorporated herein by reference.

VI. Return on Equity and Assets

Return on equity and assets		Year ended Dec. 31,
		2006	2005	2004
(1)	Return on assets (a):
	Net income	2.25%	2.10%	2.34%
	Income from continuing operations (b)	2.42	2.47	2.43
(2)	Return on common shareholders’ equity (a):
	Net income	20.74	18.97	20.78
	Income from continuing operations	21.51	21.44	20.37
(3)	Dividend payout ratio of common stock, based on diluted net income per share	39.63	41.71	37.23
(4)	Equity to assets, based on common shareholders’ equity (a)	10.87	11.05	11.27
(a)	Computed on a daily average basis.
(b)	Calculated excluding both the results and assets of the discontinued businesses even though the balance sheet was not restated for discontinued operations.

VII. Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase represent funds acquired for securities transactions and other funding requirements. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

Federal funds purchased and securities sold under agreements to repurchase (dollar amounts in millions)	2006	2005
Maximum month-end balance	$2,986	$2,529
Average daily balance	$1,772	$1,629
Average rate during the year	4.48%	2.95%
Balance at Dec. 31	$1,140	$789
Average rate at Dec. 31	5.17%	4.09%

VIII. Replacement Capital Covenant

On Sept. 19, 2006, Mellon entered into a Replacement Capital Covenant (the “RCC”) in connection with the issuance by Mellon of £200,500,000 aggregate principal amount of Mellon’s 6.369% junior subordinated debentures (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “Trust”) and the issuance by the Trust of £200,000,000 aggregate principal amount of the Trust’s 6.369% preferred securities (the “Preferred Securities”). We refer to the Junior Subordinated Debt Securities and the Preferred Securities collectively as the “Securities.”

Mellon agreed in the RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called

16    Mellon Financial Corporation

PART I (continued)

“Covered Debt” in the RCC, that, on or before Sept. 5, 2056:

•	Mellon and its subsidiaries will not repay, redeem or repurchase any of the Securities, with limited exception, unless

•	Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to bank holding companies, and

•

the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that Mellon and its subsidiaries have received during the six months prior to delivery of notice of such repayment or redemption or the date of such repurchase from issuance of other securities specified in the RCC that, generally described, based on current standards are expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the Securities at the time of such repayment, redemption or repurchase; and

•

Mellon will not pay any interest that has been deferred on the junior subordinated debt securities other than out of the net proceeds of common stock or certain non-cumulative perpetual preferred stock that is subject to a replacement capital covenant similar to the RCC, subject to certain limitations, and Mellon will not redeem interest on the Junior Subordinated Debt Securities that it has elected to capitalize, as permitted by the terms of such securities, except with the proceeds raised from the issuance or sale of common stock or rights to purchase common stock.

The series of long-term indebtedness for borrowed money that is the Covered Debt under the RCC as of the date of this annual report on Form 10-K is Mellon’s 7.995% Series B junior subordinated debentures due Jan. 15, 2027 issued in connection with the December 1996 offering of 7.995% trust preferred securities of Mellon Capital II, CUSIP No. 58551HAA1. Each series of long-term indebtedness for money borrowed that is Covered Debt, including Mellon’s 7.995% Series B junior subordinated debentures due Jan. 15, 2027, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date of such series, (ii) if Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date, and (iii) if such series meets the other eligibility requirements set forth in the RCC for Covered Debt but is not subordinated debt, then the date (if any) on which Mellon issues a series of long term indebtedness for money borrowed that meets the eligibility requirements of the RCC but is subordinated debt. The RCC includes provisions under which a new series of Mellon’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the RCC.

The full text of the RCC is available as Exhibit 99.1 to Mellon’s current report on Form 8-K dated Sept. 20, 2006. The description of the RCC set forth above is qualified by reference to its full text.

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

Mellon Financial Corporation    17

PART I (continued)

Pittsburgh properties

In 1983, Mellon entered into a long-term lease of One Mellon Center, a 54-story office building in Pittsburgh, Pennsylvania. In 2004, we executed a new lease that expires in November 2028. At Dec. 31, 2006, we subleased approximately 19% of this building’s approximately 1,525,000 square feet of rentable space to third parties.

Mellon owns the 41-story office building in Pittsburgh, Pennsylvania known as Three Mellon Center or 525 William Penn Place. At Dec. 31, 2006, we leased approximately 34% of this building’s approximately 943,000 square feet of rentable space to third parties.

Mellon owns the 14-story office building in Pittsburgh, Pennsylvania known as the Mellon Client Service Center. At Dec. 31, 2006, we did not lease any of this building’s approximately 667,000 square feet of rentable space to third parties.

The Pittsburgh properties are utilized by all of our business sectors.

Philadelphia properties

Mellon leases a seven-story office building in Philadelphia, Pennsylvania known as Mellon Independence Center. The term of this lease is scheduled to expire in December 2015. At Dec. 31, 2006, we subleased approximately 63% of this building’s approximately 807,000 square feet of rentable space to third parties.

Mellon leases approximately 231,000 square feet of rentable space in a 53-story office building known as Mellon Center in Philadelphia, Pennsylvania. The current term of this lease is scheduled to expire in September 2015. At Dec. 31, 2006, we subleased approximately 25% of this space to third parties.

The Philadelphia properties are utilized by all of our business sectors other than Mellon Asset Management.

Boston properties

Mellon leases approximately 362,000 square feet of rentable space in a 41-story office building known as Mellon Financial Center in Boston, Massachusetts. The current term of this lease is scheduled to expire in December 2013. At Dec. 31, 2006, we did not sublease any of this space to third parties.

Mellon leases a three-story office building located in Everett, Massachusetts. The current term of this lease is scheduled to expire in April 2019. At Dec. 31, 2006, we did not sublease any of this building’s approximately 376,000 square feet of rentable space to third parties.

The Boston properties are utilized by all of our business sectors.

New York properties

Mellon leases approximately 372,000 square feet of rentable space in a 58-story office building located at 200 Park Avenue in New York City. The current term of this lease is scheduled to expire in March 2019. At Dec. 31, 2006, we subleased approximately 9% of this space to a third party.

Mellon leases approximately 95,000 square feet of rentable space in EAB Plaza in Uniondale, New York. The current term of this lease is scheduled to expire in March 2014. At Dec. 31, 2006, we did not sublease any of this space to third parties.

The New York properties are utilized by all of our business sectors.

New Jersey property

Mellon leases approximately 260,000 square feet of rentable space in a 32-story office building located at Newport Office Center VII, 480 Washington Boulevard, Jersey City, New Jersey. The current term of this lease is scheduled to expire in November 2018. At Dec. 31, 2006, we did not sublease any of this space to third parties.

This property is utilized by our Payment Solutions & Investor Services business sector.

London property

Mellon leases approximately 234,000 square feet of rentable space in a 6-story office building known as Mellon Financial Centre in London, England. The term of this lease is scheduled to expire in September 2023. At Dec. 31, 2006, we subleased

18    Mellon Financial Corporation

PART I (continued)

less than 1% of this space to a third party. This property is utilized by all of our business sectors.

Other properties

Mellon also owns and leases additional space for its operations at locations both within and outside the U.S. See “Description of Business” on pages 3 and 4 for information as to where certain of our operations are conducted.

For additional information on Mellon’s premises and equipment, see Note 9 of Notes to Financial Statements in Mellon’s 2006 Annual Report to Shareholders, which note is incorporated herein by reference.

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

As previously reported in a Current Report on Form 8-K dated Aug. 18, 2006, our bank subsidiary, Mellon Bank, entered into a settlement agreement with the United States Attorney for the Western District of Pennsylvania that relates to the April 2001 incident in Mellon’s Pittsburgh IRS Processing Unit. Under the terms of the settlement, Mellon has agreed to have an independent third party monitor compliance with the terms of the agreement for a three year period. No monetary penalties or fines were imposed by the agreement, although Mellon will reimburse the federal government for $30 thousand of costs incurred by an outside vendor. If Mellon complies with the terms of the agreement, the U.S. Attorney will not prosecute Mellon. The agreement should not impair Mellon’s ability to serve as a long-standing government contractor.

As previously reported in a Current Report on Form 8-K dated Sept. 30, 2005, Mellon Investor Services LLC (“MIS”), our transfer agent subsidiary, has received a “Wells Notice” from the Philadelphia District Office of the SEC indicating that the staff intends to recommend that the SEC bring a civil injunctive action against MIS for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. A Wells Notice indicates that the SEC’s staff has made a preliminary decision to recommend that the SEC authorize the staff to bring a civil action. However, a Wells Notice is not a formal allegation or proof of wrongdoing. The notice provides MIS the opportunity to respond formally to the SEC staff before the staff makes a final determination whether to recommend that the SEC initiate an action.

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

Mellon Financial Corporation    19

PART I (continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of Mellon is set forth on pages 24 and 25 of this Report and is incorporated in Part I by reference.

20    Mellon Financial Corporation

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in Mellon’s 2006 Annual Report to Shareholders in Capital on pages 32 through 35, Liquidity and Dividends on pages 44 through 46, in Selected Quarterly Data on page 55, in Note 24 of Notes to Financial Statements on page 105, in Note 31 of Notes to Financial Statements on pages 115 and 116, and in Corporate Information on the inside back cover of the Report, which portions are incorporated herein by reference. On Oct. 2, 2006, Mellon issued an aggregate of 2,800,221 shares of its common stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to two of the shareholders of Walter Scott & Partners as part of the consideration for the acquisition of Walter Scott & Partners by Mellon. The shares were issued to two sophisticated investors and at the time the investors acquired the shares, a registration statement was in effect registering the resale of the shares.

On Oct. 2, 2006, Mellon also issued an aggregate of 240,368 shares of its common stock to certain employees of Walter Scott & Partners in the form of restricted shares that will vest in increments of one-third on each of the second through fourth anniversaries of the award date, provided that the individual remains employed by Mellon on that date. No registration was required because the shares were issued in a transaction not constituting a sale, which was effected outside the U.S. to persons not U.S. citizens or residents.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Mellon’s 2006 Annual Report to Shareholders in the Financial Summary table on page 2, in the Summary of Financial Results on pages 4 through 6, in the Consolidated Balance Sheet — Average Balances and Interest Yields/Rates on pages 16 and 17, in Note 1 of Notes to Financial Statements on pages 72 through 78, in Note 2 of Notes to Financial Statements on pages 78 and 79 and in Note 4 of Notes to Financial Statements on pages 79 through 81, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Mellon’s 2006 Annual Report to Shareholders in the Financial Review on pages 3 through 67 and in Note 24 of Notes to Financial Statements on page 105, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Mellon’s 2006 Annual Report to Shareholders in Interest Rate Sensitivity Analysis on pages 46 through 48, in Trading Activities on page 49, in Note 1 of Notes to Financial Statements under “Derivative instruments used for risk management purposes” and “Derivative instruments used for trading activities” on pages 76 and 77 and in Note 26 and Note 27 of Notes to Financial Statements on pages 106 through 111, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 27 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Mellon Financial Corporation    21

PART II (continued)

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

See pages 66 and 67 of the Corporation’s 2006 Annual Report to Shareholders for the Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm, each of which is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

22    Mellon Financial Corporation

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in Mellon’s proxy statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) in the Election of Directors — Biographical Summaries of Nominees and Directors section, in The Board and its Committees — Audit Committee section, in the Corporate Governance Matters section, in the Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Arrangements with Named Executive Officers section and in the Section 16(a) Beneficial Ownership Reporting Compliance section, each of which sections is incorporated herein by reference, and in the following section “Executive Officers of the Registrant.”

We have adopted a Code of Ethics for Senior Financial Officers which is applicable to our chief executive officer, senior vice chairman, chief financial officer and controller. It is available on our website or from the Secretary of the Corporation as described in “Available Information” on page 1 of this Report, which is incorporated in this Item 10 by reference.

Mellon Financial Corporation    23

PART III (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and the positions and offices held by, each executive officer of Mellon as of February 20, 2007, together with the offices held by each such person during the last five years, are listed below and on the following page. All executive officers serve at the pleasure of their appointing authority. No executive officer has a family relationship to any other executive officer.

	Age	Position	Year Elected
Robert P. Kelly	52	Chairman, President and Chief Executive Officer, Mellon Financial Corporation and Chairman, President and Chief Executive Officer, Mellon Bank, N.A.	2006(1)

Steven G. Elliott	60	Senior Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001

David F. Lamere	46	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001

Ronald P. O’Hanley	50	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2001

James P. Palermo	51	Vice Chairman, Mellon Financial Corporation and Mellon Bank, N.A.	2002(2)

Michael A. Bryson	60	Chief Financial Officer, Mellon Financial Corporation and Executive Vice President and Chief Financial Officer, Mellon Bank, N.A.	2001(3)

Timothy P. Robison	54	Chief Risk and Compliance Officer and Corporate Ethics Officer, Mellon Financial Corporation and Executive Vice President and Chief Risk and Compliance Officer and Manager, Risk Management & Compliance Department, Mellon Bank, N.A.	2004(4)

Michael K. Hughey	55	Senior Vice President and Controller, Mellon Financial Corporation and Mellon Bank, N.A.	2004(5)

Leo Y. Au	57	Treasurer, Mellon Financial Corporation and Senior Vice President, and Manager, Corporate Treasury Group, Mellon Bank, N.A.	2002

24    Mellon Financial Corporation

PART III (continued)

(1)	In February 2006, Mr. Kelly was appointed Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. From 2001 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation and prior to that First Union Corporation.
(2)	From 1998 to 2002, Mr. Palermo served as Executive Vice President and Manager, Global Securities Services, Mellon Bank, N.A.
(3)	From 1998 to 2002, Mr. Bryson also served as Treasurer of Mellon Financial Corporation.
(4)	From 2001 to 2002, Mr. Robison was Corporate Chief Auditor of Mellon Financial Corporation and Senior Vice President and Corporate Chief Auditor of Mellon Bank, N.A. From 2002 to 2004, Mr. Robison was Chief Risk Officer of Mellon Financial Corporation. Mr. Robison has been an Executive Vice President of Mellon Bank, N.A. since 2002.
(5)	Mr. Hughey also served as Director of Taxes for Mellon Bank, N.A. from 1985 to 2004.

Mellon Financial Corporation    25

PART III (continued)

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in Mellon’s 2007 Proxy Statement in the Directors’ Compensation portion of the Executive Compensation section, in the Executive Compensation section, and in the Compensation and Management Succession Committee Report section, and is incorporated herein by reference. The information incorporated herein by reference to the Compensation and Management Succession Committee Report is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in Mellon’s 2007 Proxy Statement in the Proposed Transaction with The Bank of New York Company, Inc. section, the Executive Compensation section and in the Beneficial Ownership of Stock section and in Mellon’s 2006 Annual Report to Shareholders in Note 23 of Notes to Financial Statements under the captions “Long-Term Profit Incentive Plan” and “Stock Option Plans for Outside Directors,” on pages 98 through 100, “Broad-Based Employee Stock Options” on pages 101 and 102 and “Directors Equity Plan (2006)” on page 103 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in Mellon’s 2007 Proxy Statement in the Business Relationships and Related Transactions section and Director Independence section, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in Mellon’s 2007 Proxy Statement in the Ratification of Independent Public Accountants section and is incorporated herein by reference.

26    Mellon Financial Corporation

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements and schedules required for the Annual Report of the Corporation on Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of Mellon’s 2006 Annual Report to Shareholders.

Page No.
(1) Financial Statements
Consolidated Income Statement	68
Consolidated Balance Sheet	69
Consolidated Statement of Cash Flows	70
Consolidated Statement of Changes in Shareholders’ Equity	71
Notes to Financial Statements	72 through 117
Report of Independent Registered Public Accounting Firm	118

(2)	Financial Statement Schedules

Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 29 through 39 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

Fourth Quarter 2006 Review	54
Selected Quarterly Data	55 and 56

Mellon Financial Corporation    27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mellon Financial Corporation

By:	/s/ Robert P. Kelly
Robert P. Kelly
Chairman, President and Chief Executive Officer

DATED: February 23, 2007

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
Jared L. Cohon; Steven G. Elliott;
Ira J. Gumberg; Edmund F. Kelly;
Robert Mehrabian; Seward Prosser Mellon;
Mark A. Nordenberg; David S. Shapira;
William E. Strickland Jr.; John P. Surma;
and Wesley W. von Schack

By:	/s/ Carl Krasik	DATED: February 23, 2007
Carl Krasik
Attorney-in-fact

28    Mellon Financial Corporation

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended, effective Oct. 19, 1999.	Previously filed as Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

4.1	Instruments defining the rights of securities holders.	See Exhibits 3.1 and 3.2 above.

4.2	Junior Subordinated Indenture, dated as of Dec. 3, 1996, between Mellon Financial Corporation and JPMorgan Chase Bank, as Debenture Trustee.	Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.3(a)	Certificate representing the 7.72% Junior Subordinated Deferrable Interest Debentures, Series A, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.3(b)	Certificate representing the 7.995% Junior Subordinated Deferrable Interest Debentures, Series B, of Mellon Financial Corporation.	Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.4(a)	Amended and Restated Trust Agreement, dated as of Dec. 3, 1996, of Mellon Capital I, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.4(b)	Amended and Restated Trust Agreement, dated as of Dec. 20, 1996, of Mellon Capital II, among Mellon Financial Corporation, as Depositor, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Previously filed as Exhibit 4.3 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.5(a)	Certificate representing the 7.72% Capital Securities, Series A, of Mellon Capital I.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

Mellon Financial Corporation    29

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

4.5(b)	Certificate representing the 7.995% Capital Securities, Series B, of Mellon Capital II.	Previously filed as Exhibit 4.4 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.6(a)	Guarantee Agreement, dated as of Dec. 3, 1996, between Mellon Financial Corporation, as guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 3, 1996, and incorporated herein by reference.

4.6(b)	Guarantee Agreement, dated as of Dec. 20, 1996, between Mellon Financial Corporation, as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee.	Previously filed as Exhibit 4.5 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 20, 1996, and incorporated herein by reference.

4.7(a)	Certificate representing the 6.369% Junior Subordinated Debentures, due 2066, of Mellon Financial Corporation.	Filed herewith.

4.7(b)	Common Securities Certificate representing one Common Security of Mellon Capital III.	Filed herewith.

4.7(c)	Global Certificate representing the 6.369% Preferred Securities of Mellon Capital III.	Filed herewith.

4.7(d)	Amended and Restated Trust Agreement, dated as of Sept. 19, 2006, of Mellon Capital III among Mellon Financial Corporation, as Depositor, U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association, as Delaware Trustee, and the Administrative Trustees named therein.	Filed herewith.

4.7(e)	Guarantee Agreement, dated as of Sept. 19, 2006, between Mellon Financial Corporation, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee.	Filed herewith.

30    Mellon Financial Corporation

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.1	Stock Purchase Agreement dated as of March 15, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedules and exhibits to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated March 16, 2005, and incorporated herein by reference.

10.2	Amendment No. 1 to Purchase Agreement dated as of May 25, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH. Schedules (or similar attachments) to Amendment No. 1 are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated May 25, 2005, and incorporated herein by reference.

10.3	Amendment No. 2 to Purchase Agreement dated as of Nov. 11, 2005 by and between Mellon Financial Corporation, Mellon Consultants European Holdings Limited, Affiliated Computer Services, Inc., ACS Business Process Solutions Limited and Affiliated Computer Services of Germany GMBH.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated Nov. 11, 2005, and incorporated herein by reference.

10.4	Letter from the United States Attorney, Western District of Pennsylvania, dated Aug. 14, 2006, addressed to W. Thomas McGough, Jr., Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on Aug. 17, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Aug. 18, 2006, and incorporated herein by reference.

Mellon Financial Corporation    31

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.5	Agreement and Plan of Merger between Mellon Financial Corporation and The Bank of New York Company, Inc. dated Dec. 3, 2006. The Registrant will furnish supplementally a copy of any omitted exhibits and schedules to the Commission upon request.	Previously filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 7, 2006, and incorporated herein by reference.

10.6	Stock Option Agreement, dated Dec. 3, 2006, between Mellon Financial Corporation and The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 7, 2006, and incorporated herein by reference.

10.7	Stock Option Agreement dated Dec. 3, 2006, between The Bank of New York Company, Inc. and Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 7, 2006, and incorporated herein by reference.

10.8*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K (File No. l-7410) for the year ended Dec. 31, 1990, and incorporated herein by reference.

10.9*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective Sept. 19, 2006.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2006, and incorporated herein by reference.

10.10*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.11*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2001, and incorporated herein by reference.

10.12*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.	Previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-109103) dated Sept. 26, 2003, and incorporated herein by reference.

10.13*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective Sept. 15, 1998.	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1998, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

32    Mellon Financial Corporation

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.14*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.15*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.16*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 1998, and incorporated herein by reference.

10.17*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated Jan. 30, 2006, accepted Jan. 31, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 31, 2006, and incorporated herein by reference.

10.18*	Employment Agreement between Mellon Financial Corporation and Martin G. McGuinn, effective as of Feb. 1, 2004.	Previously filed as Exhibit 10.15 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003, and incorporated herein by reference.

10.19*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of Feb. 1, 2004.	Previously filed as Exhibit 10.16 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2003, and incorporated herein by reference.

10.20*	Employment Agreement between Mellon Financial Corporation and Stephen E. Canter, effective as of Jan. 1, 2003.	Previously filed as Exhibit 10.17 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2002, and incorporated herein by reference.

10.21*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Executive Management Group.	Previously filed as Exhibit 10.19 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.

10.22*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of the Senior Management Committee.	Previously filed as Exhibit 10.20 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2000, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

Mellon Financial Corporation    33

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.23**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.24*	Form of Mellon Financial Corporation, Long- Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 2004, and incorporated herein by reference.

10.25*	Form of Performance Accelerated Restricted Stock Agreement - Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.26*	Form of Performance Accelerated Restricted Stock Agreement - Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.27*	Form of Performance Accelerated Restricted Stock Agreement - Asset Management Performance Goals.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.28*	Form of Performance Accelerated Restricted Stock Agreement - Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.29*	Form of Performance Accelerated Restricted Stock Agreement - Mellon Private Wealth Management Performance Goals.	Previously filed as Exhibit 99.5 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.30*	Form of Performance Accelerated Restricted Stock Agreement - Dreyfus Performance Goals.	Previously filed as Exhibit 99.6 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.31*	Form of Deferred Share Award Agreement (Performance Accelerated Restricted Stock) - Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.
**	Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. No executive officers or directors of the Corporation are permitted to participate in this plan.

34    Mellon Financial Corporation

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.32*	Form of Type I Stock Option Agreement.	Previously filed as Exhibit 99.8 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 18, 2005, and incorporated herein by reference.

10.33*	Form of Option Agreement for Directors.	Previously filed as Exhibit 10.35 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

10.34*	Form of Performance Accelerated Restricted Stock Agreement - Chief Executive Officer.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated May 17, 2005, and incorporated herein by reference.

10.35*	Form of Performance Accelerated Restricted Stock Agreement - Senior Vice Chairman.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated May 17, 2005, and incorporated herein by reference.

10.36*	Form of Nonqualified Stock Option Agreement - Chief Executive Officer and Senior Vice Chairman.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated May 17, 2005, and incorporated herein by reference.

10.37*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 19, 2005, and incorporated herein by reference.

10.38*	Form of Nonqualified Stock Option Agreement.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Dec. 19, 2005, and incorporated herein by reference.

10.39*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Feb. 15, 2005, and incorporated herein by reference.

10.40*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Dec. 19, 2005, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

Mellon Financial Corporation    35

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.41*	Description of Terms of Performance Share Awards.	Previously filed as Item 1.01(1) to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.42*	Form of Non-Qualified Stock Option Agreement.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.43*	Form of Type I Stock Option Agreement.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.44*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 23, 2006, and incorporated herein by reference.

10.45*	Information relating to former Chairman and Chief Executive Officer.	Previously filed as Item 5.02 to Current Report on Form 8-K (File No. 1-7410) dated Jan. 31, 2006, and incorporated herein by reference.

10.46*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Proxy Statement (File No. 1-7410) dated March 13, 1987 and incorporated herein by reference.

10.47*	Letter Agreement entered into by Mellon Financial Corporation and David F. Lamere dated April 10, 2006, accepted April 13, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated April 13, 2006, and incorporated herein by reference.

10.48*	Confidentiality and Non-Solicitation Agreement made as of April 13, 2006, by and between Mellon Financial Corporation and David F. Lamere.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated April 13, 2006, and incorporated herein by reference.

10.49*	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated April 20, 2006, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement

36    Mellon Financial Corporation

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.50*	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006, by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated April 20, 2006, and incorporated herein by reference.

10.51*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Robert P. Kelly dated Dec. 22, 2006.	Filed herewith.

10.52*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Steven G. Elliott dated Dec. 22, 2006.	Filed herewith.

10.53*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Ronald P. O’Hanley dated Dec. 22, 2006.	Filed herewith.

10.54*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and David F. Lamere dated Jan. 24, 2007.	Filed herewith.

10.55*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 1-7410) dated March 15, 2006, and incorporated herein by reference.

10.56*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post Dec. 31, 2004).	Previously filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 1-7410) dated Oct. 16, 2006, and incorporated herein by reference.

10.57*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post Dec. 31, 2004).	Previously filed as Exhibit 99.2 to Current Report on Form 8-K (File No. 1-7410) dated Oct. 16, 2006, and incorporated herein by reference.

10.58*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post Dec. 31, 2004).	Previously filed as Exhibit 99.3 to Current Report on Form 8-K (File No. 1-7410) dated Oct. 16, 2006, and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

Mellon Financial Corporation    37

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.59*	Description regarding amendments entered into on Dec. 22, 2006 by each of Robert P. Kelly, Steven G. Elliott and Ronald P. O’Hanley and Mellon Financial Corporation to their Change in Control Severance Agreements, employment letter agreements (in the case of Messrs. Kelly and O’Hanley) and employment agreement (in the case of Mr. Elliott) and various equity award agreements.	Previously filed as Item 5.02 to Current Report on Form 8-K (File 1-7410) dated Dec. 22, 2006, and incorporated herein by reference.

10.60*	Description regarding amendments entered into on Jan. 24, 2007 by David F. Lamere and Mellon Financial Corporation to his Change in Control Severance Agreement and various equity award agreements.	Previously filed as Item 5.02 to Current Report on Form 8-K (File 1-7410) dated Jan. 24, 2007, and incorporated herein by reference.

11.1	Computation of Basic and Diluted Net Income Per Common Share.	Filed herewith as part of Exhibit 13.1 listed below.

12.1	Computation of Ratio of Earnings to Fixed Charges Mellon Financial Corporation (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges Mellon Financial Corporation and its subsidiaries.	Filed herewith.

13.1	All portions of the Mellon Financial Corporation 2006 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary Subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.
*	Management contract or compensatory plan arrangement.

38    Mellon Financial Corporation

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

99.1	Lease dated as of Dec. 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

99.2	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Annual Report on Form 10-K (File No. 1-7410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

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

Mellon Financial Corporation    39