Form 10-Q
period 2007-03-31
MELLON FINANCIAL CORP
filed 2007-05-04
CIK 64782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2007

Common Stock, $.50 par value	416,332,384

MELLON FINANCIAL CORPORATION

FIRST QUARTER 2007 FORM 10-Q

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

Page No.

Part I - Financial Information

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	2
Consolidated Balance Sheet (unaudited)	3
Consolidated Statement of Cash Flows (unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	5

Notes to Financial Statements	6

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	45

Cautionary Statement	46

Part II - Other Information

Item 1. Legal Proceedings.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 6. Exhibits.	49

Signature	50

Corporate Information	51

Index to Exhibits	52

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENT (unaudited)

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended
(dollar amounts in millions, except per share amounts)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Noninterest revenue
Asset and wealth management fees	$609	$599	$464
Performance fees	35	196	58
Distribution and servicing	123	102	98
Securities servicing fees:
Asset servicing	252	244	224
Issuer services	52	45	48
Total securities servicing fees	304	289	272
Global payment services	66	67	70
Foreign exchange and other trading activities	60	75	71
Asset/investment income	23	23	21
Financing-related fees	11	10	15
Securities gains	—	—	—
Other	49	52	51
Total noninterest revenue	1,280	1,413	1,120
Net interest revenue
Interest revenue	400	393	316
Interest expense	275	284	197
Net interest revenue	125	109	119
Provision for credit losses	3	5	1
Net interest revenue after provision for credit losses	122	104	118
Noninterest expense
Staff	540	635	514
Distribution and servicing	142	140	115
Professional, legal and other purchased services	120	134	104
Net occupancy	56	68	59
Business development	28	36	25
Furniture and equipment	28	31	25
Software	18	20	20
Sub-custodian expenses	17	14	13
Communications	6	8	9
Amortization of intangible assets	12	23	7
Other	81	83	63
Total noninterest expense	1,048	1,192	954
Income
Income from continuing operations before income taxes	354	325	284
Provision for income taxes	111	27	91
Income from continuing operations	243	298	193
Discontinued operations:
Income from operations, net of tax expense (benefit) of $-, $(2) and $5	—	4	9
Net gain (loss) on disposals, net of tax expense (benefit) of $2, $(42) and $(5)	9	(65)	5
Income (loss) from discontinued operations, net of tax expense (benefit) of $2, $(44) and $-	9	(61)	14
Net income	$252	$237	$207
Earnings per share (a)
Basic:
Continuing operations	$.59	$.73	$.47
Discontinued operations	.02	(.15)	.03
Net income	$.61	$.58	$.51	(b)
Diluted:
Continuing operations	$.58	$.72	$.47
Discontinued operations	.02	(.15)	.03
Net income	$.60	$.57	$.50
Shares outstanding (in thousands)
Basic average shares outstanding	412,357	410,901	409,555
Common stock equivalents	6,242	5,786	4,693
Diluted average shares outstanding	418,599	416,687	414,248
(a)	Calculated based on unrounded numbers.
(b)	Amounts do not foot due to rounding.

See accompanying Notes to Financial Statements.

2    Mellon Financial Corporation

CONSOLIDATED BALANCE SHEET (unaudited)

Mellon Financial Corporation (and its subsidiaries)

(dollar amounts in millions)	March 31, 2007	Dec. 31, 2006

Assets
Cash and due from banks	$2,205	$2,854
Interest-bearing deposits with banks	2,994	2,409
Federal funds sold and securities under resale agreements	157	1,133
Trading assets	1,114	1,116
Securities available for sale	18,845	18,573
Investment securities (approximate fair value of $90 and $95)	88	94
Loans, net of unearned discount of $7 and $34	6,123	5,989
Reserve for loan losses	(52)	(56)
Net loans	6,071	5,933
Premises and equipment	552	560
Goodwill	2,499	2,464
Intangible assets	373	383
Other assets	4,946	5,025
Assets of discontinued operations	613	934
Total assets	$40,457	$41,478

Liabilities
Noninterest-bearing deposits in domestic offices	$7,046	$8,288
Interest-bearing deposits in domestic offices	12,403	13,758
Interest-bearing deposits in foreign offices	5,949	5,285
Total deposits	25,398	27,331
Federal funds purchased and securities under repurchase agreements	1,504	1,140
Trading liabilities	464	460
Other funds borrowed	105	91
Other liabilities	759	758
Accrued taxes and other expenses	1,706	1,937
Long-term debt	5,062	5,053
Liabilities of discontinued operations	565	32
Total liabilities	35,563	36,802

Shareholders’ equity
Common stock - $.50 par value
Authorized - 800,000,000 shares, Issued – 588,661,920 shares	294	294
Additional paid-in capital	1,995	1,983
Retained earnings	7,511	7,369
Accumulated other comprehensive loss, net of tax	(104)	(146)
Treasury stock of 172,329,536 and 173,425,195 shares, at cost	(4,802)	(4,824)
Total shareholders’ equity	4,894	4,676
Total liabilities and shareholders’ equity	$40,457	$41,478

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    3

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Mellon Financial Corporation (and its subsidiaries)

	Quarter ended March 31,
(in millions)	2007	2006
Operating activities
Net income	$252	$207
Income from discontinued operations	9	14
Income from continuing operations	243	193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	27
Deferred income taxes	(21)	(74)
Provision for credit losses	3	1
Pension expense	5	9
Change in trading activities	15	(70)
Change in accruals and other, net	(63)	(62)
Net effect of discontinued operations	52	25
Net cash provided by operating activities	266	49
Investing activities
Change in interest bearing deposits with banks	(585)	(345)
Change in federal funds sold and securities under resale agreements	976	1,403
Change in seed capital investments	(47)	(71)
Purchases of securities available for sale	(1,658)	(2,513)
Sales of securities available for sale	357	385
Maturities of securities available for sale	1,118	1,133
Maturities of investment securities	5	7
Redemption of corporate and bank owned life insurance	—	182
Net principal received (disbursed) on loans to customers	(147)	19
Proceeds from loans held for sale and other loan sales	15	516
Purchases of premises and equipment/capitalized software	(9)	(51)
Net proceeds from divestitures	704	—
Net cash disbursed in acquisitions	(22)	(11)
Other, net	(16)	(27)
Net effect of discontinued operations	50	129
Net cash provided by investing activities	741	756
Financing activities
Change in deposits	(1,933)	(2,983)
Change in federal funds purchased and securities under repurchase agreements	364	2,197
Change in other funds borrowed	14	96
Change in commercial paper	—	—
Repayments of long-term debt	—	(301)
Net proceeds from issuance of long-term debt	—	249
Cash dividends paid	(92)	(83)
Proceeds from the exercise of stock options	84	27
Issuance of common stock	5	4
Tax benefit realized on share-based payment awards	18	8
Treasury stock acquired	(115)	(157)
Net effect of discontinued operations	(2)	2
Net cash used in financing activities	(1,657)	(941)
Effect of exchange rate changes on cash	1	2
Change in cash and due from banks
Change in cash and due from banks	(649)	(134)
Cash and due from banks at beginning of period	2,854	2,373
Cash and due from banks at end of period	$2,205	$2,239

Supplemental disclosures
Interest paid	$270	$215
Income taxes paid (a)	56	28
Income taxes refunded (a)	—	—
(a)	Includes discontinued operations.

See accompanying Notes to Financial Statements.

4    Mellon Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Mellon Financial Corporation (and its subsidiaries)

Quarter ended March 31, 2007 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Jan. 1, 2007	$294	$1,983	$7,369	$(146)	$(4,824)	$4,676
Change in accounting principles (Note 3)	—	—	(6)	—	—	(6)
Adjusted balance at Jan. 1, 2007	294	1,983	7,363	(146)	(4,824)	4,670
Comprehensive results:
Net income	—	—	252	—	—	252
Other comprehensive results, net of tax:
Foreign currency translation adjustment	—	—	—	8	—	8
Employee benefit plans:
Pensions	—	—	—	7	—	7
Other post-retirement benefits	—	—	—	—	—	—
Unrealized loss on assets available for sale	—	—	—	27	—	27
Total comprehensive results	—	—	252	42	—	294
Dividends on common stock at $0.22 per share	—	—	(92)	—	—	(92)
Repurchase of common stock	—	—	—	—	(115)	(115)
Stock awards and options exercised	—	11	(12)	—	125	124
Common stock issued under the 401(k) Retirement Savings Plan	—	—	—	—	8	8
Common stock issued under the Employee Stock Purchase Plan	—	—	—	—	1	1
Common stock issued under Direct Stock Purchase and Dividend Reinvestment Plan	—	1	—	—	3	4
Balance at March 31, 2007	$294	$1,995	$7,511	$(104)	$(4,802)	$4,894

See accompanying Notes to Financial Statements.

Mellon Financial Corporation    5

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

Basis of presentation

The unaudited consolidated financial statements of Mellon Financial Corporation and its subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with Mellon’s 2006 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods covered have been included. In addition to reclassifications related to discontinued operations and reclassifications in connection with the realignment of business sectors described below, other reclassifications are occasionally made to prior periods to place them on a basis comparable with the current period presentation.

For details of guarantees, see “Other guarantees and indemnities” in the table on page 37, and the paragraphs under the subheading “Other guarantees and indemnities” on pages 37 and 38. The information in the table and those paragraphs are incorporated by reference into these Notes to Financial Statements.

As part of the planning process for the integration of Mellon and The Bank of New York after the closing of the proposed merger, during the first quarter of 2007 we realigned our business sectors, creating the Issuer Services and Treasury Services sectors and eliminating the Payment Solutions & Investor Services (PS&IS) sector. The Issuer Services sector consists of Mellon Investor Services (stock transfer), which was previously included in the PS&IS sector. The Treasury Services sector consists of Working Capital Solutions (global cash management) and Mellon Financial Markets (capital markets), both previously included in the PS&IS sector, as well as Mellon Institutional Banking (large corporate banking), which was previously included in the Other sector. All prior periods have been reclassified for these changes. In addition, we renamed the Mellon Asset Management sector to Asset Management and the Private Wealth Management sector to Wealth Management. There were no changes to the Asset Servicing sector. These changes did not affect the operations of these business lines or net income.

In addition, several new line items have been created and/or renamed on the income statement and balance sheet:

Income statement:

•	Asset and wealth management fees and Performance fees - formerly combined as Investment management revenue. An immaterial amount is also now included in Other revenue.

•	Securities servicing fees - Asset servicing - formerly Institutional trust and custody revenue.

•	Securities servicing fees - Issuer services - revenue generated in our stock transfer business, formerly included in PS&IS revenue.

•	Global payment services - working capital solutions revenue formerly included in PS&IS revenue.

•	Foreign exchange and other trading activities - now includes earnings on seed capital investments and other trading activities formerly included in Other revenue.

•

Asset/investment income - includes equity investment income, gain/loss on lease residuals and income earned on company-owned life insurance formerly included in Financing-related/equity investment revenue.

•	Financing-related fees - includes certain fees from our capital markets business formerly included in PS&IS revenue.

•

Software expense - formerly included depreciation expense on capitalized software and software rental expense in Premises and equipment expense; software maintenance and license expense in Professional, legal and other purchased services expense; and certain software leasing expense in Other expense.

•	Sub-custodian expenses - formerly included in Professional, legal and other purchased services expense.

6    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS

•

Communications expense - formerly included telecommunication, postage and delivery expense, now only represents telecommunication expense. Postage expense is now recorded in Other expense and delivery expense is recorded in Professional, legal and other purchased services expense.

Balance sheet:

•	Other money market investments are now included in Interest-bearing deposits with banks.

•	Trading assets - Includes trading assets, as well as receivables related to derivative instruments included in the trading portfolio, formerly included in Other assets.

•

Federal Reserve Stock - formerly included in Investment securities. Now recorded in Other assets. Related earnings formerly included in Net interest revenue are now included in Other noninterest revenue.

•	Other assets- now includes capitalized computer software formerly included in Premises and equipment.

•

Trading liabilities - includes payables related to derivative instruments included in the trading portfolio, formerly included in Other liabilities. Also includes securities sold short, formerly included in Other funds borrowed.

•	Other liabilities - now includes Reserve for unfunded commitments.

•	Other liabilities - formerly included Accrued taxes and other expenses.

•	Junior subordinated deferrable interest debentures are now included in Long-term debt.

All prior periods have been reclassified. The reclassifications did not affect the results of operations or net income.

Pension and other postretirement benefits

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” requires interim period disclosures of the components of net periodic benefit cost.

Mellon expects to make cash contributions to its funded defined benefit pension plans, principally outside the U.S., of approximately $13 million for the remainder of 2007. Cash contributions totaled $4 million in the first quarter of 2007.

Net periodic benefit cost (a)	Quarter ended
	March 31, 2007		Dec. 31, 2006		March 31, 2006
(in millions)	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits	Pension benefits	Other post- retirement benefits
Service cost	$13	$—	$13	$—	$13	$—
Interest cost	24	1	22	1	22	1
Expected return on plan assets	(43)	—	(41)	—	(41)	—
Amortization of transition asset	—	1	—	1	—	1
Amortization of prior service cost	1	—	1	—	1	—
Recognized net actuarial loss	10	—	13	—	14	—
Net periodic benefit cost	$5	$2	$8	$2	$9	$2
(a)	Pension benefits expense includes discontinued operations expense of less than $1 million for the first quarter of 2007, the fourth quarter of 2006 and the first quarter of 2006.

Mellon Financial Corporation    7

NOTES TO FINANCIAL STATEMENTS (continued)

Note 2 — Contingent and deferred consideration related to acquisitions

There were no acquisitions completed during the first quarter of 2007. Additional consideration of $22 million for prior acquisitions was paid in the first quarter of 2007, including $20 million for DPM Mellon.

We record contingent purchase payments when amounts are determinable. Amounts generally become determinable and payable when an acquisition reaches a certain level of performance. At March 31, 2007, we are potentially obligated to pay contingent additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $145 million to $350 million over the next three years. None of the potential contingent additional consideration was recorded as goodwill at March 31, 2007.

Mellon owns 70% of Mellon Financial Services Asset Management S.A., a Brazilian institutional asset management and asset servicing company. The minority interest owners have attempted to exercise certain put rights, which obligate our subsidiary to purchase the remaining 30% of the company. The purchase price, as defined, is based on the levels of assets under management and administration, among other things. The minority interest owners and Mellon disagree on the computation of the purchase price. This dispute is in binding arbitration. We offered $6 million for the remaining 30% of the company and the minority interest owners made an initial request of $61 million, based upon exchange rates at March 31, 2007.

Note 3 — Adoption of new accounting interpretation and staff position

FIN No. 48-Taxes

Effective Jan. 1, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FASB defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by a taxing authority. The term “more-likely-than-not” means a likelihood of more than 50%. The impact of adopting FIN No. 48 was a direct increase to the beginning balance of our retained earnings of approximately $11 million and reported as a change in accounting principle. Pursuant to FIN No. 48, we will continue to record interest and penalties on income tax assessments as income tax expense. As of the date of adoption, we have approximately $18 million of interest accrued for potential income tax exposures and $37 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Over the next 12 months, Mellon estimates it may increase state tax reserves by approximately $10 million for various state tax positions expected to be taken in the current year and may decrease federal tax reserves by approximately $3 million for issues that may no longer warrant a tax reserve following a settlement with the IRS for the years 1994 to 2003. Years subject to examination include Federal income taxes from 2004 to present, California from 2000 to present, Massachusetts from 2001 to present, New York state from 2002 to present and the United Kingdom from 2001 to present.

FSP 13-2 Taxes

Effective Jan. 1, 2007, we adopted FASB Staff Position (FSP) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-2 amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged lease transactions when there is a change or projected change in the timing of income tax cash flows related to leases. The Staff Position requires lessors to reassess projected income tax cash flows using a FIN No. 48 model for recognition and measurement. The impact of adopting FSP 13-2 was a direct reduction to the beginning balance of our retained earnings of approximately $17 million and reported as a change in accounting principle.

8    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4 — Discontinued operations

In the first quarter of 2007, a $9 million after-tax net gain on disposals was recorded, resulting primarily from the sale of our insurance premium financing company, AFCO Credit Corporation, and its Canadian affiliate, CAFO, Inc.

In August 2006, we announced a definitive agreement to sell AFCO and CAFO. It was determined that this business no longer fit our strategic focus on our asset management and asset servicing businesses. The sale closed on Jan. 2, 2007 resulting in a $12 million after-tax net gain in the first quarter of 2007. In the third quarter of 2006, we applied discontinued operations accounting to this business and the income statements for all periods were restated. The restatement primarily resulted in a reduction to previously reported levels of net interest revenue and the net interest margin; a slight reduction in financing-related fee revenue; a reduction in noninterest expenses; and a slight change in continuing earnings per share for certain periods.

In December 2006, Mellon sold its ownership interest in the direct and indirect portfolios of Mellon Ventures, our venture capital business. This decision was based upon the determination that this business no longer fit our strategic focus on our asset management and asset servicing businesses. A substantial portion of the sale was completed in December 2006 with subsequent closings during the first quarter of 2007. An additional $5 million after-tax loss on the sale of this business was recorded in the first quarter of 2007, resulting primarily from an adjustment to the carrying value of a receivable recorded as part of the settlement of the transaction. We applied discontinued operations accounting to this business in the fourth quarter of 2006 and the income statements for all periods were restated. This restatement resulted in a reduction to previously reported levels of asset/investment income; a reduction in noninterest expenses; an increase in net interest revenue; and a change in continuing earnings per share.

Discontinued operations - summary (a)	Quarter ended
(in millions)	March 31, 2007		March 31, 2006
Mellon Ventures:
Operations prior to sale	$—		$8
Loss (b)	(5)		—
AFCO/CAFO:
Operations prior to sale	—		1
Gain (b)	12		—
HR businesses:
Gain (b)	2		5
Gain from discontinued operations, net of tax	$9	(c)	$14
(a)	Revenue from discontinued operations totaled $12 million in the first quarter of 2007 and $26 million in the first quarter of 2006.
(b)	Gain (loss) as used in the table above reflects gains (losses) on the date of sale and thereafter. Gains (losses) incurred prior to date of sale are reflected in income (loss) from operations.
(c)	Pre-tax income from discontinued operations in the first quarter of 2007 was $11 million.

In accordance with Generally Accepted Accounting Principles (GAAP), the results of the businesses discussed above are reflected as discontinued operations in all income statements presented. Because the lines of business included in discontinued operations were discrete lines of business serving classes of customers no longer served by Mellon’s continuing lines of business, the disposition of these businesses is not expected to have a material impact on continuing operations going forward.

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

Mellon Financial Corporation    9

NOTES TO FINANCIAL STATEMENTS (continued)

Discontinued operations assets and liabilities (a) (in millions)	March 31, 2007	Dec. 31, 2006
Interest bearing deposits with banks	$5	$—
Securities available for sale (b)	558	—
Loans	—	771
Reserve for loan losses	—	(3)
Net loans	—	768
Premises and equipment	—	8
Goodwill	—	34
Other assets (c)	50	124
Total assets	$613	$934
Other funds borrowed (b)	$550	$2
Other liabilities	15	30
Total liabilities	$565	$32
(a)	Mellon’s prior period balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	As part of the sale of our insurance premium financing company, we amended a securitization trust and as a result the securitization is now accounted for as a financing transaction. Securities available for sale and other funds borrowed are related to the securitization and will run-off by the end of the second quarter of 2007, as the securitization matures.
(c)	At March 31, 2007, includes $43 million for a note receivable and escrows related to the sale of the direct and indirect portfolios of Mellon Ventures and $7 million of interest receivable on the securitization trust described in note (b). At Dec. 31, 2006, includes $123 million for the note receivable, escrows and proceeds from sales in progress.

Note 5 — Securities

Securities (in millions)	March 31, 2007				Dec. 31, 2006
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$365	$—	$—	$365	$362	$—	$—	$362
Other U.S. agency	2,404	—	7	2,397	2,606	—	16	2,590
Obligations of states and political subdivisions	687	15	1	701	717	15	1	731
Mortgage-backed securities:
Federal agencies	8,238	21	94	8,165	8,330	18	112	8,236
Other	7,009	19	16	7,012	6,449	14	24	6,439
Total mortgage-backed securities	15,247	40	110	15,177	14,779	32	136	14,675
Other	209	—	4	205	219	—	4	215
Total securities available for sale	$18,912	$55	$122	$18,845	$18,683	$47	$157	$18,573
Investment securities (held to maturity) (a):
Mortgage-backed securities:
Federal agencies	$85	$2	$—	$87	$91	$1	$—	$92
Other	1	—	—	1	1	—	—	1
Total mortgage-backed securities	86	2	—	88	92	1	—	93
Other securities	2	—	—	2	2	—	—	2
Total investment securities	$88	$2	$—	$90	$94	$1	$—	$95
(a)	In the first quarter of 2007, Federal Reserve Stock was reclassified from Investment securities to Other assets. All prior periods have been reclassified.

Note: There were no gross realized gains or gross realized losses on sales of securities available for sale in the first quarter of 2007. At March 31, 2007 and Dec. 31, 2006, securities issued by the U.S. Government and its agencies and U.S. Government sponsored agencies (shown in the table above) exceeded 10% of shareholders’ equity. At March 31, 2007 and Dec. 31, 2006, there were no other issuers that exceeded 10% of shareholders’ equity.

10    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Mellon’s portfolio of mortgage-backed securities is 100% AAA- rated.

Temporarily impaired securities

The unrealized loss of $122 million at March 31, 2007 is related to the movement in interest rates. Nearly all of the securities with unrealized losses are AAA-rated or carry government agency guarantees. Approximately 93% of the unrealized losses on these 1,028 investments have been in a continuous unrealized loss position for more than 12 months. Management believes the collection of the contractual principal and interest is probable and therefore all unrealized losses are considered to be temporary. As shown in the table on the previous page, unrealized gains totaled $57 million in the available-for-sale and investment portfolios at March 31, 2007.

Note 6 — Goodwill and intangible assets

Goodwill

The following table shows the changes to goodwill, by business sector, for the first quarter of 2007.

Goodwill (in millions)	Asset Management	Wealth Management	Asset Servicing		PS&IS	Issuer Services	Treasury Services	Total
Balance at Dec. 31, 2006	$1,400	$536	$332		$196	$—	$—	$2,464
Transfers between sectors (a)	—	—	—		(196)	156	40	—
Other changes (b)	12	2	21	(c)	—	—	—	35
Balance at March 31, 2007	$1,412	$538	$353		$—	$156	$40	$2,499
(a)	During the first quarter of 2007, Mellon Investor Services was transferred to the new Issuer Services sector and Mellon Working Capital Solutions was transferred to the new Treasury Services sector. Both businesses were previously included in the former PS&IS sector, which was eliminated as a result of the realignment of our business sectors as part of the planning process for the integration of Mellon and The Bank of New York after the closing of the proposed merger.
(b)	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill (offset in other comprehensive results) and certain other reclassifications.
(c)	Includes an additional consideration payment of $20 million in connection with the DPM Mellon acquisition.

Acquired intangible assets

Acquired intangible assets (a)	Net Carrying Amount
(in millions)	March 31, 2007	Dec. 31, 2006
Subject to amortization:
Customer base	$283	$291
Technology based	23	24
Premium on deposits	2	3
Other	22	22
Total subject to amortization	$330	$340
Not subject to amortization:
Tradename	$25	$25
Investment management contractual relationships	18	18
Total not subject to amortization	$43	$43
Total acquired intangible assets	$373	$383
(a)	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

We amortize intangible assets over their estimated useful lives. During the first three months of 2007, the net carrying amount of acquired intangible assets decreased $10 million as amortization expense of $12 million was partially offset by the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Based upon the current level of intangible assets, the estimated annual amortization expense for the years 2007 through 2012 is as follows:

Year	Estimated amortization expense (in millions)
2007	$45
2008	44
2009	40
2010	36
2011	33
2012	27

Mellon Financial Corporation    11

NOTES TO FINANCIAL STATEMENTS (continued)

At March 31, 2007, $929 million of goodwill and acquired intangible assets is tax deductible and $1.943 billion is non-tax deductible.

Note 7 — Other assets

Other assets (in millions)	March 31, 2007	Dec. 31, 2006
Corporate/bank-owned life insurance	$1,683	$1,662
Accounts and interest receivable	1,022	1,130
Pension assets	845	833
Equity in joint ventures and other investments (a)	463	438
Other prepaid expenses	362	347
Capitalized computer software	157	152
Federal Reserve stock	50	50
Other assets	364	413
Total other assets	$4,946	$5,025
(a)	Relates to operating joint ventures and other investments including WestLB Mellon Asset Management, CIBC Mellon Global Securities Services Company, ABN AMRO Mellon Global Securities Services B.V., Banco Brascan and CIBC Mellon Trust Company.

Note 8 — Long-term debt

At March 31, 2007 and Dec. 31, 2006, Long-term debt included notes and debentures (with original maturities over one year) of $3.648 billion and $3.641 billion, respectively, and junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities of $1.414 billion and $1.412 billion, respectively.

Note 9 — Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Interest revenue
Loans	$110	$112	$91
Securities:
Taxable	230	228	194
Exempt from federal income taxes	8	8	9
Total securities	238	236	203
Deposits in banks	31	28	17
Federal funds sold and securities purchased under resale agreements	18	14	4
Trading account securities	3	3	1
Total interest revenue	400	393	316
Interest expense
Deposits	176	192	121
Federal funds purchased and securities sold under repurchase agreements	15	18	16
Other borrowed funds	3	4	5
Long-term debt	82	82	67
Funding of discontinued operations	(1)	(12)	(12)
Total interest expense	275	284	197
Net interest revenue	$125	$109	$119

Note 10 — Business sectors

For details of our business sectors, see the paragraphs under “Business sectors” on page 26, the tables and paragraphs on page 27 and the paragraphs on page 28, as well as the “Other sector” section on page 34 through the paragraph discussing economic capital. The tables and information in those paragraphs are incorporated by reference into these Notes to Financial Statements.

12    Mellon Financial Corporation

NOTES TO FINANCIAL STATEMENTS (continued)

Note 11 — Supplemental information to the consolidated statement of cash flows

Noncash investing and financing transactions	Quarter ended March 31,
(in millions)	2007	2006
Purchase acquisitions (a):
Fair value of noncash assets acquired, including goodwill and other intangibles	$22	$11
Common stock issued from Treasury	—	—
Liabilities assumed	—	—
Net cash disbursed	$22	$11
(a)	For 2007, purchase acquisitions primarily relate to additional consideration for Derivative Portfolio Management, City Capital, Inc., and the Providence Group. For 2006, purchase acquisitions primarily relate to the Planned Giving Services Group of U.S. Trust Corporation, as well as the additional consideration for certain mutual fund assets acquired from Bear Stearns.

Note 12 — Legal proceedings

A discussion of legal actions and proceedings against Mellon and our subsidiaries and certain former subsidiaries is presented in Part II, Item 1, of this Form 10-Q.

Note 13 — Proposed merger with The Bank of New York Company, Inc.

On Dec. 3, 2006, Mellon entered into an agreement to merge with The Bank of New York Company, Inc., which would create a securities servicing and asset management company with, on a pro forma basis, as of March 31, 2007, more than $18 trillion in assets under custody and administration and over $1.2 trillion in assets under management. The Bank of New York is headquartered in New York City and employs approximately 23,000.

Under the terms of the merger agreement, which was amended and restated on Feb. 23, 2007 and again on March 30, 2007, Mellon and The Bank of New York will each merge into a new company called The Bank of New York Mellon Corporation, in which Mellon shareholders will receive one share of common stock for each share of Mellon common stock outstanding on the closing date and The Bank of New York shareholders will receive .9434 shares of common stock for each share of The Bank of New York common stock outstanding on the closing date. The parties anticipate incurring merger and integration related costs of approximately $1.3 billion over a three year period, of which $19 million was incurred by Mellon in the fourth quarter of 2006 and the first quarter of 2007. A portion of these costs will be recorded as goodwill at the close of the transaction.

Mellon has entered into a stock option agreement with The Bank of New York, in which Mellon has granted The Bank of New York an option to purchase up to 82,641,656 shares of Mellon common stock at a price per share equal to the lesser of $40.05 or the closing sale price of Mellon common stock on the trading day immediately preceding the exercise date; but in no case may The Bank of New York acquire more than 19.9% of the outstanding shares of Mellon common stock under this stock option agreement. The Bank of New York cannot exercise the option unless specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving Mellon and a third party.

The option could have the effect of discouraging a third party from trying to acquire Mellon prior to completion of the transaction or termination of the merger agreement. Upon the occurrence of certain triggering events, Mellon may be required to repurchase the option and/or any shares of Mellon common stock purchased by The Bank of New York under the option at a predetermined price, or The Bank of New York may choose to surrender the option to Mellon for a cash payment of $725 million. In no event will the total profit received by The Bank of New York with respect to this option exceed $825 million.

Mellon has entered into a stock option agreement with The Bank of New York, in which The Bank of New York has granted Mellon an option to purchase up to 149,621,546 shares of The Bank of New York’s common stock at a price per share equal to the lesser of $35.48 or the closing sale price of The Bank of New York’s common stock on the trading day immediately preceding the exercise date; but in no case may Mellon acquire more than 19.9% of the outstanding shares of The Bank of New York’s

Mellon Financial Corporation    13

NOTES TO FINANCIAL STATEMENTS (continued)

common stock under this stock option agreement. Mellon cannot exercise the option unless specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving The Bank of New York and a third party.

The option could have the effect of discouraging a third party from trying to acquire The Bank of New York prior to completion of the transaction or termination of the merger agreement. Upon the occurrence of certain triggering events, The Bank of New York may be required to repurchase the option and/or any shares of The Bank of New York’s common stock purchased by Mellon under the option at a predetermined price, or Mellon may choose to surrender the option to The Bank of New York for a cash payment of $1.15 billion. In no event will the total profit received by Mellon with respect to this option exceed $1.3 billion.

The board of directors of both companies have unanimously approved the merger agreement and adopted a resolution recommending the adoption of the merger agreement by its respective shareholders. Each party has agreed to put these matters before their respective shareholders for consideration. Subject to satisfaction of various conditions of closing, the merger is currently expected to close early in the third quarter of 2007.

The Bank of New York Mellon Corporation filed a registration statement containing a joint proxy statement/prospectus regarding the proposed merger with the SEC in late February and filed amendments to the joint proxy statement/prospectus with the SEC in April. The SEC declared the registration statement effective on April 17, 2007. Mellon and The Bank of New York commenced mailing the joint proxy statement/prospectus to their respective shareholders on April 19, 2007. Mellon and The Bank of New York will hold separate special shareholder meetings on May 24, 2007 to approve the merger and related matters. April 12, 2007 is the record date for shareholders entitled to vote at the special shareholders meetings.

14    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.

Summary of financial results

Overview

Mellon Financial Corporation is a global financial services company that is focused on growth opportunities in asset management and servicing globally. In this report, Mellon Financial Corporation and its subsidiaries are also referred to as “Mellon,” “the Corporation,” “we” or “our.”

Mellon’s businesses benefit from the global growth in financial assets. Our success is based on continuing to provide superior client service, strong investment performance and the highest fiduciary standards. Financially we expect that each of our businesses will achieve competitive pre-tax margins. We will deploy capital effectively to our businesses to accelerate their long-term growth and deliver top-tier returns to our shareholders.

We believe that our businesses are compatible with our strategy and goals for the following reasons:

•

Demand for our products and services is driven by market and demographic trends in the markets in which we compete. These trends include: growth in worldwide retirement and financial assets; the growth and concentration of the wealth segments; global growth in assets managed by financial institutions, (particularly in the U.S. and Europe); and the globalization of the investment process.

•	Many of our products complement one another.

•	We are able to leverage sales, distribution and technology across our businesses benefiting our clients and shareholders.

•	The revenue generated by our businesses is principally fee-based.

•	Our businesses generally do not require as much capital for growth as traditional banking.

We pursue our long-term financial goals by focusing on organic revenue growth, expense management, superior client service, successful integration of acquisitions and disciplined capital management.

For a more complete discussion of our business goals and the economic and market factors driving our businesses, see page 3 of Mellon’s 2006 Annual Report.

Selected data - continuing operations	Quarter ended
	March 31, 2007	March 31, 2006
Total revenue (in millions)	$1,405	$1,239
Diluted EPS	$.58	$.47
Pre-tax operating margin (FTE)	26%	24%
Return on equity (annualized) (a)	20.8%	18.8%
(a)	Return on equity on a net income basis was 21.5% for the first quarter of 2007 and 20.2% for the first quarter of 2006.

Consolidated net income totaled $252 million, or $.60 per share, in the first quarter of 2007. This compared with $207 million, or $.50 per share, in the first quarter of 2006. First quarter 2007 income from continuing operations totaled $243 million, or $.58 per share. This compared with income from continuing operations of $193 million, or $.47 per share, in the first quarter of 2006.

Continuing operations in the first quarter of 2007 and 2006 includes the following items, which are discussed further in the relevant sections of this report.

First quarter 2007 results include:

•

$8 million pre-tax ($5 million after-tax) of merger-related expenses related to the proposed merger with The Bank of New York and a $12 million pre-tax ($8 million after-tax) litigation reserve charge, together totaling $20 million, or approximately $.03 per share.

First quarter 2006 results include:

•

a $19 million pre-tax ($12 million after-tax) charge, or approximately $.03 per share, recorded in connection with payments, awards and benefits for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

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

Mellon’s financial results, as well as our levels of assets under management, custody and administration, are impacted by the translation of financial results denominated in foreign currencies to the U.S. Dollar. Mellon is primarily impacted by activities denominated in the British Pound, and to a lesser extent the Canadian Dollar and the Euro. If the U.S. Dollar depreciates versus these currencies, the translation impact is a higher level of fee revenue, net interest revenue, noninterest expense and assets managed, under custody and administered. If the U.S. Dollar appreciates, the translated levels of fee revenue, net interest revenue, noninterest expense and assets managed, under custody and administered will be lower. Throughout this report the translation impact of foreign currencies is referred to as “the effect of foreign exchange rates.”

Foreign currency exchange rates for one U.S. Dollar	March 31, 2007	Dec. 31, 2006	March 31, 2006
Spot rate:
British Pound	0.5080	0.5105	0.5756
Canadian Dollar	1.1538	1.1654	1.1663
Euro	0.7480	0.7578	0.8254
Quarterly average rate:
British Pound	0.5117	0.5223	0.5707
Canadian Dollar	1.1718	1.1385	1.1548
Euro	0.7633	0.7759	0.8318

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Throughout this report, all calculations are based on unrounded numbers.

Revenue overview

For an overview of Mellon’s sources of revenue and the business sectors that generate the various types of revenue, see page 7 of Mellon’s 2006 Annual Report, and for the newly created Issuer Services and Treasury Services sectors, see pages 32 and 33 of this report. Also, see Note 1 for a discussion of new and/or renamed business sectors and revenue categories.

Noninterest revenue

Noninterest revenue (dollar amounts in millions, unless otherwise noted)	1Q07	1Q06	1Q07 vs. 1Q06
Asset and wealth management fees	$609	$464	31%
Performance fees	35	58	(40)
Distribution and servicing	123	98	26
Securities servicing fees:
Asset servicing	252	224	12
Issuer services	52	48	9

Total securities servicing fees	304	272	12
Global payment services	66	70	(5)
Foreign exchange and other trading activities	60	71	(15)
Asset/investment income	23	21	6
Financing-related fees	11	15	(28)
Securities gains	—	—	—
Other (a)	49	51	(1)
Total noninterest revenue (non-FTE)	$1,280	$1,120	14%
Total noninterest revenue (FTE)	$1,290	$1,129	14%
Noninterest revenue as a percentage of total revenue (FTE)	91%	90%
Market value of assets under management at period-end (in billions)	$1,034	$808	28%
Market value of assets under custody or administration at period-end (in billions)	$4,811	$4,125	17%
(a)	Includes expense reimbursements from joint ventures of $27 million and $22 million.

16    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.

Noninterest revenue

Noninterest revenue increased $160 million, or 14%, compared with the first quarter of 2006, primarily as a result of increases in asset and wealth management fees, asset servicing fees and distribution and service revenue. The impact of acquisitions accounted for $42 million of the increase. Excluding the impact of acquisitions, noninterest revenue increased 11%. Noninterest revenue represented 91% of total revenue in the first quarter of 2007.

Asset and wealth management revenue

Asset and wealth management revenue, our largest source of noninterest revenue, is dependent on the overall level and mix of assets under management and the management fees, expressed in basis points (one-hundredth of one percent) charged for managing those assets. It was formerly reported as Investment management fee revenue. The S&P 500 index in the U.S. and FTSE index in the U.K. are important indicators of overall equity market appreciation or depreciation and therefore, fees for equity assets under management. Mellon estimates that a sustained (one year) 100 point change in the S&P 500 Index, and an equivalent movement in the FTSE, when applied to our mix of assets under management, would result in a change of approximately $50 million to $60 million annually in asset and wealth management fees. Also, see page 9 of Mellon’s 2006 Annual Report for a discussion of the factors that drive the levels of asset and wealth management fee revenue.

Market indexes	S&P 500			FTSE
	Period- end	Daily average	(a)	Period- end	Daily average	(a)
March 31, 2007	1421	1424		6308	6265
Dec. 31, 2006	1418	1389		6221	6146
Sept. 30, 2006	1336	1288		5961	5869
June 30, 2006	1270	1281		5833	5843
March 31, 2006	1295	1284		5965	5823
(a)	Quarterly.

Change in market indexes	1Q07 vs. 1Q06
S&P 500:
Period-end	10%
Daily average	11%
FTSE:
Period-end	6%
Daily average	8%

Asset and wealth management revenue - by business sector (in millions)	1Q07	1Q06	1Q07 vs. 1Q06
Asset Management:
Mutual funds	$232	$194	20%
Institutional clients	249	156	59
Private clients	29	24	19

Total	510	374	36
Wealth Management	99	90	10

Total asset and wealth management fee revenue	$609	$464	31%

At March 31, 2007, the market value of Mellon’s assets under management was $1.034 trillion, a $226 billion, or 28%, increase from March 31, 2006 and a $39 billion, or 4% (unannualized), increase from Dec. 31, 2006. The increase from March 31, 2006 resulted from: $90 billion of net inflows, including money market inflows of $38 billion, $28 billion of securities lending inflows and long-term inflows of $24 billion; net market appreciation of $62 billion; $47 billion related to the WestLB Mellon Asset Management joint venture (formed in April 2006) and $28 billion related to the Walter Scott & Partners acquisition. The increase compared with Dec. 31, 2006 resulted from $24 billion of securities lending inflows, $12 billion of net market appreciation and $6 billion of institutional money market net inflows. Long-term flows decreased $3 billion principally reflecting the loss of low yielding products (averaging under 10 bps) offset by the focus on alpha-generating institutional products in the Asset Management sector.

Mellon Financial Corporation    17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Changes in market value of assets under management from March 31, 2006 to March 31, 2007 - by business sector (in billions)	Asset Management		Wealth Management	Asset Servicing		Total
Market value of assets under management at March 31, 2006	$649		$55	$104		$808
Net inflows:
Long-term	22		2	—		24
Money market	38		—	—		38
Securities lending	—		—	28		28

Total net inflows	60		2	28		90
Net market appreciation (a)	59		3	—		62
Acquisitions, net, and transfers	66	(b)	—	8		74	(b)
Market value of assets under management at March 31, 2007	$834	(b)	$60	$140	(c)	$1,034	(b)
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Includes assets managed at WestLB Mellon Asset Management, a joint venture between Mellon and WestLB, of $47 billion upon the creation of the joint venture, and $28 billion of assets managed at Walter Scott & Partners at the date of acquisition.
(c)	Fees associated with these securities lending assets are classified as securities servicing fees in the Asset Servicing sector.

Changes in market value of assets under management from Dec. 31, 2006 to March 31, 2007 - by business sector (in billions)	Asset Management	Wealth Management	Asset Servicing		Total
Market value of assets under management at Dec. 31, 2006	$820	$59	$116		$995
Net inflows (outflows):
Long-term	(4)	1	—		(3)
Money market	6	—	—		6
Securities lending	—	—	24		24

Total net inflows	2	1	24		27
Net market appreciation (a)	12	—	—		12
Market value of assets under management at March 31, 2007	$834	$60	$140	(b)	$1,034
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Fees associated with these securities lending assets are classified as securities servicing fees in the Asset Servicing sector.

Market value of assets under management at period-end (in billions)	March 31, 2007		Dec. 31, 2006		Sept. 30, 2006		June 30, 2006		March 31, 2006
Institutional	$697	(a)	$667	(a)	$607	(a)	$585	(a)	$527
Mutual funds:
Proprietary	209		204		204		183		176
Nonproprietary	50		47		40		36		38
Total mutual funds	259		251		244		219		214
Private client	78		77		67		66		67
Total market value of assets under management	$1,034		$995		$918		$870		$808
(a)	Includes assets managed at WestLB Mellon Asset Management of $49 billion, $47 billion, $46 billion and $47 billion. Mellon owns 50% of this joint venture which became operational during the second quarter of 2006.

Composition of assets under management at period-end	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Equity funds	40%	41%	35%	35%	37%
Money market funds	19	19	21	20	19
Fixed income funds	19	19	20	21	19
Securities lending cash collateral	14	13	14	13	15
Overlay and alternative investments	8	8	10	11	10
Total	100%	100%	100%	100%	100%

18    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Assets under management in the Asset Management sector increased $185 billion, or 28%, compared with March 31, 2006. Asset and wealth management revenue in the Asset Management sector increased $136 million, or 36%, compared with the first quarter of 2006 primarily reflecting improved equity markets, net asset flows, the Walter Scott & Partners acquisition, and a higher yield on average assets under management, driven by an increase in mutual fund assets and higher yielding institutional products.

A large category of asset and wealth management fees are from managed mutual funds generated in Asset Management. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. As shown in the tables below, managed mutual fund revenue increased $38 million, or 20%, compared with the first quarter of 2006 primarily resulting from improved equity markets and money market and equity fund flows.

Managed mutual fund fee revenue (a) (in millions)	1Q07	1Q06
Equity funds	$113	$93
Money market funds	69	58
Fixed income funds	30	29
Nonproprietary	20	14
Total managed mutual fund fee revenue	$232	$194
(a)	Net of mutual fund fees waived and fund expense reimbursements of $11 million and $13 million.

Average assets of proprietary mutual funds (in billions)	1Q07	4Q06	1Q06
Equity funds	$68	$65	$59
Money market funds	120	120	99
Fixed income funds	21	21	21
Total average proprietary mutual fund assets managed	$209	$206	$179

Basis points generated on average proprietary mutual funds (annualized)	1Q07		1Q06
Equity funds	67	bp	64	bp
Money market funds	23		24
Fixed income funds	59		56
Total proprietary managed mutual funds	41	bp	41	bp

bp - basis points.

Asset and wealth management fees in the Wealth Management sector increased $9 million, or 10%, compared with the first quarter of 2006 reflecting improved equity markets and new business.

Performance fees

Performance fees are generally calculated as a percentage of a portfolio’s performance in excess of a benchmark index or a peer group’s performance. There is an increase/decrease in incentive expense with a related change in performance fees. Performance fees decreased $23 million, or 40%, reflecting a lower level of out-performance compared with the first quarter of 2006, as well as a relative shift towards hedge fund products which generate performance fees in the fourth quarter.

Distribution and servicing fees

Distribution and servicing fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds managed or administered by Mellon and are reported in the Asset Management sector. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values. The $25 million, or 26%, increase in distribution and servicing fee revenue in the first quarter of 2007 compared with the first quarter of 2006 primarily reflects higher sales volumes and higher market values of mutual funds distributed by Mellon Global Investments, our international distributor. The impact of these fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Securities servicing fees - Asset servicing

Asset servicing fees (formerly reported as Institutional trust and custody fees) depend on:

•	the volume of transactions in our clients’ accounts, as well as the number of accounts;

Mellon Financial Corporation    19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

•	the level of assets under custody or administered;

•	the types of ancillary services we provide, such as performance analytics; and

•	securities lending revenue.

Asset servicing fees also include professional and license fees for software products offered by Eagle Investment Systems that are dependent on discretionary spending decisions by investment managers. Asset servicing fees are reported primarily in the Asset Servicing sector. These fees increased $28 million, or 12%, in the first quarter of 2007 compared with the first quarter of 2006 primarily due to net new business and a 76% increase in net earnings from the ABN AMRO Mellon and CIBC Mellon joint ventures. Securities lending revenue, included in asset servicing fees, totaled $29 million in the first quarter of 2007, a decrease of $1 million, or 5%, compared with the first quarter of 2006. The decrease in securities lending revenue reflects lower spreads, partially offset by a higher level of securities on loan. The average level of securities on loan totaled $151 billion in the first quarter of 2007 compared with $123 billion in the first quarter of 2006.

As shown in the following table, at March 31, 2007, assets under custody or administration totaled $4.811 trillion, an increase of $686 billion, or 17%, compared with March 31, 2006 and $320 billion, or 7% (unannualized), compared with Dec. 31, 2006. The increase compared with March 31, 2006 primarily resulted from net new custody conversions, which totaled approximately $400 billion during the past 12 months, including approximately $240 billion in the first quarter of 2007.

Market value of assets under custody or administration at period-end (dollar amounts in billions)	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Market value of assets under custody or administration (a)(b)	$4,811	$4,491	$4,380	$4,213	$4,125
S&P 500 Index at period-end	1421	1418	1336	1270	1295
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services, a joint venture between Mellon and the Canadian Imperial Bank of Commerce, of $771 billion, $748 billion, $737 billion, $695 billion and $682 billion. Also includes the assets of ABN AMRO Mellon Global Securities Services B.V., a joint venture between Mellon and ABN AMRO, of $913 billion, $773 billion, $696 billion, $640 billion and $586 billion.
(b)	Excludes assets of $398 billion, $393 billion, $376 billion, $364 billion and $359 billion that we manage and are also under custody or administration. These assets are included only in assets under management.

20    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Securities servicing fees - Issuer services

Issuer services fee revenue consists of revenue from Mellon Investor Services which provides shareholder services to corporations and institutions. This revenue increased $4 million, or 9%, compared with the first quarter of 2006, reflecting higher fees from corporate actions related to merger and acquisition activity.

Global payment services fees

Global payment services fee revenue, which is included primarily in the Treasury Services sector from our Working Capital Solutions business, decreased $4 million, or 5%, compared with the first quarter of 2006, due to the loss of the U.S. Government passport processing business in 2006.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is included primarily in the Asset Servicing sector, decreased $11 million, or 15%, in the first quarter of 2007 compared with the first quarter of 2006 primarily due to lower market volatility in most currencies partially offset by higher client volumes, and lower seed capital gains.

Asset/investment income

Asset/investment income, which is primarily included in the Other sector, includes equity investment income, gain/loss on lease residuals and income earned on company-owned life insurance. Asset/investment income increased $2 million, or 6%, compared with the first quarter of 2006, primarily due to higher returns on company-owned life insurance.

Financing-related fees

Financing-related fee revenue, which is primarily included in the Other sector, includes gains or losses on securitizations, letters of credit and acceptance fees, loan commitment fees, gains or losses on loan sales and revenue from Mellon Financial Markets. Financing-related fees in the first quarter of 2007 decreased $4 million, or 28%, compared with the first quarter of 2006 primarily due to the gain on the sale of the large corporate real estate loans in the first quarter of 2006.

Other revenue

Other revenue totaled $49 million in the first quarter of 2007, compared with $51 million in the first quarter of 2006, and included $27 million and $22 million respectively, of expense reimbursements from joint ventures, for expense incurred by Mellon on behalf of the joint ventures. Other revenue also includes $12 million of merchant card fees in the first quarter of 2007 compared with $10 million in the first quarter of 2006. These increases were offset as fees received under a transitional service agreement, relating to our HR businesses we sold in 2005 that expired in 2006, totaled $8 million in the first quarter of 2006.

Supplemental information - joint ventures

Mellon accounts for its interests in joint ventures under the equity method of accounting, with its share of the joint ventures earnings recorded primarily as asset servicing revenue. In April 2006, the WestLB Mellon Asset Management joint venture was consummated. Equity income from this joint venture, which is included in Asset Management, is recorded as asset and wealth management revenue.

The following table presents the components of total joint venture net income for informational purposes to show the trend of growth of our 50% owned joint ventures that are part of the Asset Servicing sector. In accordance with GAAP, the financial statements of the joint ventures are not consolidated into the our financial statements.

Mellon Financial Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Asset Servicing joint ventures condensed income statement (a) (in millions)	1Q07	1Q06
Securities servicing fees - Asset Servicing	$92	$75
Foreign exchange and other trading activities	18	16
Net interest	43	28
Total revenue	153	119
Total expenses	86	77
Income before taxes	67	42
Provision for income taxes	23	15
Net income	$44	$27
Pre-tax operating margin	44%	35%

Equity income - all joint ventures:
Mellon’s share of net income from Asset Servicing joint ventures	$24	$14
Mellon’s share of net income in joint ventures in other business sectors (b)	2	—
Total equity income for all joint ventures (c)	$26	$14
(a)	The 50% owned joint ventures are ABN AMRO Mellon Global Securities Services B.V., CIBC Mellon Global Securities Services Company and CIBC Mellon Trust Company.
(b)	Primarily the 50% owned WestLB Mellon Asset Management joint venture.
(c)	Using the equity method of accounting.

Net interest revenue

Selected net interest revenue data (dollar amounts in millions)	1Q07	1Q06		1Q07 vs. 1Q06
Net interest revenue	$125	$119		4%
Tax equivalent adjustment	4	5		N/M
Net interest revenue - FTE basis	$129	$124		4%
Net interest margin (a)	1.78%	1.92	%(a)	(14	)bp
(a)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

N/M - Not meaningful.

bp - basis points.

Net interest revenue for all periods excludes the results of Mellon Ventures and our insurance premium financing business (see Note 4 of Notes to Financial Statements).

Net interest revenue on an FTE basis increased $5 million, or 4%, compared with the first quarter of 2006. The increase in net interest revenue reflects a higher level of average interest-earnings assets, partially offset by the financing costs associated with the Walter Scott & Partners acquisition. The net interest margin decreased 14 basis points compared with the first quarter of 2006, reflecting the lower proportion of noninterest-bearing deposits combined with the financing costs associated with the Walter Scott & Partners acquisition.

22    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

CONSOLIDATED BALANCE SHEET — AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

	Quarter ended
	March 31, 2007		Dec. 31, 2006		March 31, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$2,839	4.50%	$2,771	3.85%	$1,940	3.62%
Federal funds sold and securities under resale agreements	1,321	5.40	1,003	5.63	377	4.73
Trading account securities	504	2.09	480	2.41	309	1.86
Securities (b):
Fixed rate	5,105	4.44	5,196	4.37	5,557	4.39
Adjustable rate	2,979	4.61	3,161	4.45	3,645	4.21
Floating rate	9,738	5.78	9,421	5.67	7,595	5.02
Obligations of states and political subdivisions	705	6.78	722	6.52	814	6.88
Other (c)	19	N/M	18	N/M	6	N/M
Total securities	18,546	5.29	18,518	5.14	17,617	4.78
Loans, net of unearned discount	6,085	7.35	6,101	7.02	5,979	6.17
Total interest-earning assets	29,295	5.59	28,873	5.39	26,222	4.97
Cash and due from banks	2,226		2,321		2,209
Premises and equipment	582		594		548
Other assets	8,439		8,420		7,362
Reserve for loan losses	(57)		(56)		(62)
Assets of discontinued operations	656		1,320		1,408
Total assets (b)	$41,141		$41,472		$37,687
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits in domestic offices:
Demand, money market and other savings accounts	$9,969	3.83%	$9,605	3.68%	$8,845	3.11%
Savings certificates	458	4.31	514	4.65	382	3.68
Other time deposits	1,492	5.09	3,038	4.70	521	4.03
Deposits in foreign offices	5,652	3.83	5,987	3.72	5,547	3.24
Total interest-bearing deposits	17,571	4.06	19,144	3.88	15,295	3.20
Federal funds purchased and securities under repurchase agreements	1,357	4.53	1,560	4.67	1,765	3.74
U.S. Treasury tax and loan demand notes and term federal funds purchased	127	5.10	224	5.17	423	4.36
Commercial paper	17	5.36	—	—	17	4.62
Other funds borrowed	68	5.27	73	4.54	28	3.75
Long-term debt	5,053	6.59	5,042	6.42	4,633	5.90
Funding of discontinued operations (d)	(98)	N/M	(1,283)	N/M	(1,374)	N/M
Total interest-bearing liabilities	24,095	4.63	24,760	4.47	20,787	3.85
Total noninterest-bearing deposits	8,397		7,407		8,274
Trading liabilities	500		562		370
Accrued taxes and other expense	1,943		1,931		1,816
Other liabilities (b)	739		747		763
Other liabilities of discontinued operations	656		1,320		1,408
Total liabilities	36,330		36,727		33,418
Shareholders’ equity (b)	4,811		4,745		4,269
Total liabilities and shareholders’ equity (b)	$41,141		$41,472		$37,687
Rates
Yield on total interest-earning assets		5.59%		5.39%		4.97%
Cost of funds supporting interest-earning assets		3.81		3.84		3.05
Net interest margin:
Taxable equivalent basis		1.78%		1.55%		1.92%
Without taxable equivalent increments		1.72		1.50		1.85
(a)	Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	Amounts and yields exclude adjustments for fair value and the related deferred tax effect required by SFAS No. 115. Average shareholders’ equity including this adjustment was $4.746 billion, $4.673 billion and $4.157 billion.
(c)	Balances include loan securitizations and other investment securities. Yields are not meaningful as the interest income is primarily from off-balance sheet loan securitizations.
(d)	Rates are not meaningful as the reduction in interest expense represents the cost of allocated funding of the assets of discontinued operations.

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

Noninterest expense

Noninterest expense (dollar amounts in millions)	1Q07	1Q06	1Q07 vs. 1Q06
Staff:
Compensation	$282	$268	5%
Incentives (a)	181	170	6
Employee benefits	77	76	2
Total staff	540	514	5
Distribution and servicing	142	115	24
Professional, legal and other purchased services	120	104	15
Net occupancy	56	59	(4)
Business development	28	25	11
Furniture and equipment	28	25	12
Software	18	20	(9)
Sub-custodian expenses	17	13	23
Communications	6	9	(26)
Amortization of intangible assets	12	7	64
Other (b)	81	63	29
Total noninterest expense	$1,048	$954	10%
Total staff expense as a percentage of total revenue (FTE)	38%	41%
Employees at period-end	17,100	16,600	3%
(a)	Stock option expense totaled $7 million and $11 million, respectively. The first quarter of 2006 included $3 million for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.
(b)	Includes revenue passed through to joint ventures of $14 million and $13 million.

Summary

Total noninterest expense in the first quarter of 2007 was $1.048 billion, an increase of 10% from the first quarter of 2006, primarily reflecting a $27 million, or 24%, increase in distribution and servicing expense and a $26 million, or 5%, increase in staff expense. Acquisitions accounted for 2% of the 10% increase. The first quarter of 2007 includes $8 million of merger-related expenses related to the proposed merger with The Bank of New York and a $12 million litigation reserve charge. The first quarter of 2006 includes a $19 million pre-tax charge in connection with payments, awards and benefits for Mellon’s former chairman and chief executive officer, pursuant to his employment agreement.

Staff expense

Given Mellon’s mix of fee-based businesses, which are staffed primarily with high quality professionals, staff expense comprised approximately 52% of total noninterest expense in the first quarter of 2007.

Staff expense is comprised of:

•	compensation expense:

•	base salary expense, primarily driven by headcount;

•	the cost of temporaries and overtime; and

•	severance expense;

•	incentive expense:

•

additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, line of business and corporate performance compared to target goals; and

•	stock option expense; and

•	employee benefits expense, primarily health and welfare benefits, payroll taxes and retirement benefits.

The 5% increase in staff expense in the first quarter of 2007 compared with the first quarter of 2006 resulted from:

•	a $14 million increase in compensation expense reflecting the July 1, 2006 merit increase, a 3% increase in employees and the Walter Scott & Partners acquisition; and

•

an $11 million increase in incentives associated primarily with growth in pre-tax profits in our asset management, wealth management and asset servicing businesses. Incentive expense in the first quarter of 2006 includes $16 million recorded for Mellon’s former chairman and chief executive officer pursuant to his employment agreement.

Net periodic pension expense was $5 million in the first quarter of 2007 compared with $9 million in the first quarter of 2006. Mellon currently expects that the net periodic pension cost for the full-year 2007 will be approximately $21 million, assuming current foreign currency exchange rates and excluding any impact of our proposed merger with The Bank of New York.

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

Non-staff expenses include certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs, and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development. These expenses include:

•	distribution and servicing;

•	professional, legal and other purchased services;

•	net occupancy;

•	business development (travel, entertainment and advertising);

•	furniture and equipment;

•	software;

•	sub-custodian expenses;

•	communications (telecommunications);

•	amortization of intangible assets; and

•	other (government assessments, forms and supplies, postage, operational errors, etc.).

Non-staff expenses increased $68 million, or 16%, compared with the first quarter of 2006 reflecting:

•

A $27 million, or 24%, increase in distribution and servicing expense related primarily to an increased level of mutual fund sales activity outside of the U.S. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher net sales. Distribution and servicing expense in any one year is not fully recovered by higher distribution and service revenue, rather it contributes to future growth in mutual fund management revenue reflecting the growth in mutual fund assets generated through certain distribution channels.

•

Higher professional, legal and other purchased services ($16 million), business development ($3 million), furniture and equipment ($3 million) and sub-custodian expense ($4 million) in support of new business generation and strategic initiatives, as well as the Walter Scott & Partners acquisition, partially offset by declines in net occupancy ($3 million), communications ($3 million) and software ($2 million).

•	A $5 million, or 64%, increase in the amortization of intangible assets reflecting the Walter Scott & Partners acquisition.

•	Higher other expense related principally to a $12 million litigation reserve charge.

Income taxes

The provision for income taxes from continuing operations totaled $111 million in the first quarter of 2007 compared with $91 million in the first quarter of 2006. Mellon’s effective tax rate on income from continuing operations was 31.2% for the first quarter of 2007 compared with 32.2% for the first quarter of 2006. It is currently anticipated that the tax rate for the second quarter of 2007, before consideration of the items below, will be approximately 32.5%.

IRS Audit Settlement - subsequent event

We have reached a settlement with the Internal Revenue Service (IRS) for the years 1994-2003. In April 2007, we were advised that the Joint Committee on Taxation of the U.S. Congress (Joint Committee) has approved the settlement of a tax issue relating to the taxation of settlement proceeds from a 1993 lawsuit, which will result in a cash refund.

As a result of the settlement, closing agreements will be executed regarding the tax treatment of the settlement proceeds from the lawsuit. We are evaluating the effect of the settlement, including the amount of interest that we expect to receive on our refund. At this time, we expect to record in the second quarter of 2007 a decrease to tax expense from continuing operations of approximately $125 million and an increase to tax expense from discontinued operations of approximately $6 million. These estimated amounts include the interest on our refund which is being recorded as a reduction of tax expense pursuant to FIN No. 48.

Mellon Financial Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Lease-in-lease-out (LILO)

The IRS had proposed to disallow certain tax deductions previously taken related to Mellon’s participation in several LILO transactions for years 1997-2003. As mentioned above, we have reached a settlement for these years with the IRS and in April 2007 were advised that such settlement was approved by the Joint Committee. The settlement will result in interest costs of approximately $24 million that have been previously accrued.

Operating leverage

Operating leverage is measured by comparing the percentage rate of increase in revenue to the percentage rate of increase in expenses. One of our strategic goals is to deliver positive operating leverage over an economic cycle. The table below, which details our operating leverage results for the first quarter of 2007 compared with the first quarter of 2006, shows strong expense management resulting in 340 basis points of positive operating leverage.

(FTE basis)	1Q07 vs. 1Q06
Revenue growth:
Reported	13.3%
Expense growth:
Reported	9.9%
Operating leverage:
Reported	340	bps

Business sectors

Mellon’s business sectors reflect our management structure, the characteristics of our products and services, and the classes of customers to which those products and services are delivered. Our lines of business serve two distinct major classes of clients:

•	Financial institutions, corporations and government bodies, as well as entities sponsored by them

•	High net worth individuals and families, family offices and charitable endowments

Lines of business that offer similar or related products and services to common or similar client decision makers have been combined into six business sectors: Asset Management, Wealth Management which together represent Asset & Wealth Management, Asset Servicing, Issuer Services, Treasury Services, which together represent Institutional Services, and Other.

In the first quarter of 2007, as part of the planning process for the integration of Mellon and The Bank of New York after the closing of the proposed merger, we have realigned our business sectors. Following are the changes to Mellon’s business sectors:

•	Created the Issuer Services sector, which includes Mellon Investor Services (stock transfer) which was previously included in the former Payment Solutions & Investor Services (PS&IS) sector.

•

Created the Treasury Services sector, which consists of Working Capital Solutions (global cash management) and Mellon Financial Markets (capital markets), both previously included in the PS&IS sector, as well as Mellon Institutional Banking (large corporate banking), previously included in the Other sector.

•	Changed the name of the Mellon Asset Management sector to Asset Management.

•	Changed the name of the Private Wealth Management sector to Wealth Management.

•	This realignment did not impact the Asset Servicing sector.

This realignment did not affect the operation of these business lines. All prior periods have been reclassified.

26    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Quarterly data (in millions, presented on an FTE basis)	Asset Management			Wealth Management			Subtotal Asset & Wealth Management
	1Q07	4Q06	1Q06	1Q07	4Q06	1Q06	1Q07	4Q06	1Q06
Total revenue	$685	$820	$554	$181	$183	$172	$866	$1,003	$726
Noninterest expense	477	545	395	110	112	103	587	657	498
Income from continuing operations before taxes (FTE)	$208	$275	$159	$71	$71	$69	$279	$346	$228
Average assets (a)	$3,285	$3,096	$1,990	$11,008	$10,760	$10,279	$14,293	$13,856	$12,269
Average economic capital (b)	$1,977	$1,396	$1,396	$735	$737	$737	$2,712	$2,133	$2,133

Quarterly data (in millions, presented on an FTE basis)	Asset Servicing			Issuer Services			Treasury Services
	1Q07	4Q06	1Q06	1Q07	4Q06	1Q06	1Q07	4Q06	1Q06
Total revenue	$341	$335	$313	$78	$69	$67	$107	$102	$102
Noninterest expense	264	292	245	62	63	57	79	78	73
Income from continuing operations before taxes (FTE)	$77	$43	$68	$16	$6	$10	$28	$24	$29
Average assets (a)	$9,641	$10,523	$8,376	$2,148	$1,974	$1,884	$5,952	$5,628	$5,667
Average economic capital (b)	$707	$683	$683	$203	$202	$202	$363	$353	$353

Quarterly data (in millions, presented on an FTE basis)	Subtotal Institutional Services			Other			Total Consolidated (c)
	1Q07	4Q06	1Q06	1Q07	4Q06	1Q06	1Q07	4Q06	1Q06
Total revenue	$526	$506	$482	$27	$26	$45	$1,419	$1,535	$1,253
Credit quality expense	—	—	—	3	5	1	3	5	1
Noninterest expense	405	433	375	56	102	81	1,048	1,192	954
Income from continuing operations before taxes (FTE)	$121	$73	$107	$(32)	$(81)	$(37)	$368	$338	$298
Average assets (a)	$17,741	$18,125	$15,927	$8,350	$8,061	$7,910	$41,042	$41,362	$37,514
Average economic capital (b)	$1,273	$1,238	$1,238	$2,173	$2,705	$1,808	$6,158	$6,076	$5,179
(a)	Where average deposits are greater than average loans, average assets include an allocation of securities equal to the difference. Consolidated average assets include average assets of discontinued operations of $658 million for the first quarter of 2007, $1.320 billion for the fourth of 2006 and $1.408 billion for the first quarter of 2006.
(b)	Defined as the sum of average common equity and average Tier I preferred equity.
(c)	Consolidated results include FTE impact of $14 million for the first quarter of 2007, $13 million for the fourth quarter of 2006 and $14 million for the first quarter of 2006.

Note: Prior periods sector data may reflect immaterial reclassifications as a result of minor changes made to be consistent with current period presentations.

The results of our business sectors are presented and analyzed on an internal management reporting basis. Revenue amounts reflect fee revenue generated directly by each sector, as well as fee revenue transferred between sectors under revenue transfer agreements. Net interest revenue is generated directly by each sector or allocated to the sector from Corporate Treasury under a transfer pricing system. The accounting policies of the business sectors are the same as those described in Note 1 of Mellon’s 2006 Annual Report except: other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business Sectors are on a fully taxable equivalent basis (FTE); credit quality expense (revenue) for the sectors with loans is presented on a net charge-off (recovery) basis: and charges for litigation settlements are generally allocated when the related matters are settled and payment is made.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

processes and the financial impact of funding the acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

See pages 24 through 29 of Mellon’s 2006 Annual Report for a discussion of the products and services offered, the distribution channels for the products and services and the factors that drive the performance of the Asset Management, Wealth Management and Asset Servicing sectors. The Issuer Services, Treasury Services and Other sectors are discussed below.

Asset Management

(dollar amounts in millions, unless otherwise noted)	1Q07	4Q06	3Q06	2Q06	1Q06	1Q07 vs. 1Q06
Revenue:
Asset and wealth management:
Mutual funds	$232	$228	$204	$201	$194	20%
Institutional clients	249	244	194	167	156	59
Private clients	29	28	25	26	24	19
Total asset and wealth management	510	500	423	394	374	36
Performance fees	35	196	56	48	58	(40)
Distribution and servicing	123	102	107	108	98	26
Other	26	40	25	15	28	(10)
Total noninterest revenue	694	838	611	565	558	24
Net interest revenue (expense)	(9)	(18)	(10)	(10)	(4)	N/M
Total revenue	685	820	601	555	554	23
Noninterest expense	477	545	415	399	395	21
Income before taxes	$208	$275	$186	$156	$159	30%
Return on common equity (annualized)	39%	74%	50%	42%	44%
Pre-tax operating margin	30%	34%	31%	28%	29%
Adjusted pre-tax operating margin (a)	38%	40%	39%	36%	36%
Average common equity	$1,449	$997	$997	$997	$997	45%
Assets under management (in billions)	$834	$820	$748	$708	$649	28%
Plus: subadvised for other Mellon sectors (in billions)	6	4	3	3	4
	$840 (b)	$824 (b)	$751 (b)	$711 (b)	$653	29%
Assets under management - net inflows (outflows) (in billions)
Long-term	$(4)	$9	$6	$11	$10
Money market	$6	$3	$19	$10	$(3)
Assets under custody or administration (in billions)	$4	$3	$3	$3	$3
Employees at period-end	2,800	2,700	2,600	2,600	2,600
(a)	Calculated by netting distribution and servicing expense from revenue.
(b)	Includes assets under management at WestLB Mellon Asset Management of $49 billion at March 31, 2007, $47 billion at Dec. 31, 2006, $46 billion at Sept. 30, 2006 and $47 billion at June 30, 2006. This 50/50 joint venture commenced operations in the second quarter of 2006.

N/M - Not meaningful.

28    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Asset Management is comprised of Mellon Institutional Asset Management, which consists of a number of asset management boutiques offering a broad range of equity, fixed income, hedge and liquidity management products; Mellon Global Investments, which distributes investment management products internationally; and all products and services associated with the Dreyfus Corporation complex of equity, fixed income and money market mutual funds, separate accounts and annuities.

As shown in the table on page 18, assets under management for this sector, before amounts subadvised for other sectors, were $834 billion at March 31, 2007, a 28% increase compared with $649 billion at March 31, 2006, reflecting net inflows ($60 billion), improved equity markets ($59 billion), the creation of the WestLB Mellon joint venture and the Walter Scott & Partners acquisition. Excluding the formation of this joint venture and acquisition, assets under management increased 17%.

Income before taxes increased $49 million, or 30%, compared with the first quarter of 2006. Asset Management generated 200 basis points of positive operating leverage in the first quarter of 2007 as income growth of 23% exceeded expense growth of 21%. Non-U.S. revenue accounted for 35% of total revenue in the first quarter of 2007 compared with 25% in the first quarter of 2006.

Asset and wealth management revenue increased $136 million, or 36%, compared with the first quarter of 2006 reflecting improved equity markets, net asset flows, the Walter Scott & Partners acquisition, as well as a higher yield on average assets under management, driven by an increase in mutual fund assets and higher yielding institutional products.

Distribution and servicing fees increased 26% reflecting higher sales volumes and higher market values of mutual funds by Mellon Global Investments, our international distributor.

Performance fees decreased $23 million reflecting a lower level of out-performance compared with the first quarter of 2006 and a relative shift towards hedge fund products with fourth quarter performance fees.

Noninterest expense increased $82 million, or 21%, reflecting higher staff expense in support of business growth, increased distribution expenses and the impact of the Walter Scott & Partners acquisition.

Mellon Financial Corporation    29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Wealth Management

(dollar amounts in millions, unless otherwise noted)	1Q07	4Q06	3Q06	2Q06	1Q06	1Q07 vs. 1Q06
Revenue:
Asset and wealth management	$99	$99	$93	$92	$90	10%
Other	7	7	7	8	8	N/M
Total noninterest revenue	106	106	100	100	98	8
Net interest revenue	75	77	77	77	74	2
Total revenue	181	183	177	177	172	5
Total noninterest expense	110	112	106	105	103	7
Income before taxes	$71	$71	$71	$72	$69	2%
Return on common equity(annualized)	34%	35%	34%	35%	34%
Pre-tax operating margin	39%	39%	40%	41%	40%
Average loans	$4,834	$4,762	$4,669	$4,688	$4,615	5%
Average assets	$11,008	$10,760	$10,544	$10,395	$10,279	7
Average deposits	$9,219	$8,936	$8,827	$8,865	$8,824	4
Average common equity	$566	$553	$553	$553	$553	2%
Total client assets at beginning of quarter (in billions)	$95	$90	$87	$89	$86
Assets under management net inflows	1	1	—	—	1
Assets under custody or administration net inflows	2	—	1	—	—
Acquisitions	—	—	—	—	1
Market appreciation (depreciation)	1	4	2	(2)	1
Total client assets at end of quarter (a)	$99	$95	$90	$87	$89	12%
Employees at period-end	2,000	2,000	2,000	2,000	1,900
(a)	Assets under management, including amounts subadvised for/by other sectors, totaled $60 billion, $59 billion, $55 billion, $54 billion and $55 billion.

N/M - Not meaningful.

Wealth Management provides investment management, wealth management, and comprehensive financial management services, operating in 16 states. Its clients are high net worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals and entrepreneurs. The activities of Mellon 1st Business Bank, N.A. in California and Mellon United National Bank in Florida are included in this sector.

Total client assets at March 31, 2007, increased to a record level of $99 billion, including a record level of $60 billion in managed assets, primarily driven by improved equity markets and new business.

Total noninterest revenue increased $8 million, or 8%, in the first quarter of 2007 compared with the first quarter of 2006 resulting from improved equity markets and new business. Annualized new business revenue increased 43% compared with the first quarter of 2006.

Noninterest expense increased $7 million, or 7%, primarily reflecting the expense impact of growth initiatives, including the impact of additional sales representatives, new office locations, as well as increased marketing and technology expenses.

30    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Asset Servicing

(dollar amounts in millions, unless otherwise noted)	1Q07	4Q06	3Q06	2Q06	1Q06	1Q07 vs. 1Q06
Revenue:
Securities servicing fees - Asset servicing	$231	$223	$214	$226	$204	13%
Foreign exchange and other trading activities	55	63	56	75	62	(12)
Other	23	25	21	20	21	17
Total noninterest revenue	309	311	291	321	287	8
Net interest revenue	32	24	29	27	26	23
Total revenue	341	335	320	348	313	9
Noninterest expense	264	292	257	261	245	8
Income before taxes	$77	$43	$63	$87	$68	14%
Return on common equity (annualized)	36%	21%	31%	42%	34%
Pre-tax operating margin	23%	13%	20%	25%	22%

Average deposits	$8,536	$8,975	$8,737	$7,570	$7,111	20%
Average common equity	$593	$551	$551	$551	$551	8%

Securities lending assets under management (in billions) (a)	$140	$116	$115	$108	$104	35%
Assets under custody or administration (in billions) (b)	$4,769	$4,453	$4,344	$4,180	$4,091	17%

Employees at period-end	4,700	4,600	4,600	4,500	4,500
Securities lending revenue	$29	$26	$26	$38	$30	(5)%
(a)	Represents managed securities lending cash collateral. Total cash and non-cash securities lending loan volumes of Mellon, affiliates and joint ventures were approximately $272 billion at March 31, 2007. Fees on those assets are recorded above as securities servicing fees.
(b)	Excludes assets of $398 billion, $393 billion, $376 billion, $364 billion and $359 billion that we manage and are also under custody or administration. These assets are included in assets under management primarily in the Asset Management and Wealth Management sectors.

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

Assets under custody or administration for this sector were $4.769 trillion at March 31, 2007, an increase of $678 billion, or 17%, compared with March 31, 2006, due primarily to net new custody conversions of approximately $400 billion during the past 12 months, including approximately $240 billion during the first quarter of 2007.

Income before taxes increased $9 million, or 14%, compared with the first quarter of 2006. Asset Servicing generated 100 basis points of positive operating leverage in the first quarter of 2007 as total revenue growth of 9% exceeded noninterest expense growth of 8%. Non-U.S. revenue accounted for 32% of total revenue in the first quarter of 2007 compared to 28% in the first quarter of 2006.

Asset servicing fees increased $27 million, or 13%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting:

•	improved market conditions;

•	net new business conversions; and

•	a 76% increase in net earnings from ABN AMRO Mellon and CIBC Mellon joint ventures.

Securities lending revenue decreased $1 million, or 5%, due to lower spreads, partially offset by a

Mellon Financial Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

higher level of securities on loan. Foreign exchange and other trading activities decreased $7 million, or 12%, compared with the first quarter of 2006, due to lower volatility in most currencies partially offset by higher client volumes. Net interest revenue increased $6 million, or 23%, due to increased deposit levels and spreads.

Noninterest expense increased $19 million, or 8%, reflecting higher staff expense in support of business growth, increased joint venture pass-through payments, increased sub-custodian expense related to higher asset levels and other growth initiatives.

Issuer Services

(dollar amounts in millions)	1Q07	4Q06	3Q06	2Q06	1Q06	1Q07 vs. 1Q06
Revenue:
Securities servicing fees - Issuer services	$52	$45	$49	$54	$48	9%
Other	2	2	1	2	1	N/M
Total noninterest revenue	54	47	50	56	49	9
Net interest revenue	24	22	19	20	18	33
Total revenue	78	69	69	76	67	16
Noninterest expense	62	63	56	62	57	9
Income before taxes	$16	$6	$13	$14	$10	56%
Return on common equity (annualized)	28%	11%	23%	26%	18%
Pre-tax operating margin	20%	9%	19%	19%	15%

Average deposits	$1,897	$1,726	$1,497	$1,665	$1,639	16%
Average common equity	$155	$149	$149	$149	$149	4%

Employees at period-end	800	800	800	800	800

N/M - Not meaningful.

Issuer Services provides a diverse array of products and services to corporations and shareholders, including stock transfer and recordkeeping services, investment plan services, demutualizations, corporate actions, unclaimed property services and employee stock-based compensation plans. Revenue is driven by the volume of transactions processed and types of services provided.

Income before taxes in the first quarter of 2007 increased $6 million, or 56%, compared with the first quarter of 2006. Issuer Services generated positive operating leverage of 700 basis points as revenue growth of 16% exceeded expense growth of 9%.

Issuer Services fee revenue increased $4 million, or 9%, in the first quarter of 2007 compared with the first quarter of 2006 primarily reflecting higher fees from corporate actions related to merger and acquisition activity. Within the Issuer Services business sector, investor services income includes earnings on customer balances maintained in an agency capacity by Mellon Investor Services, the majority of which are in deposit accounts at an affiliate. Customer balances held in an agency capacity and not reflected on Mellon’s balance sheet totaled $382 million at March 31, 2007.

Net interest revenue increased $6 million, or 33%, compared with the first quarter of 2006, resulting from the impact of a 16% increase in average deposit levels.

Noninterest expense increased $5 million, or 9%, in support of revenue growth.

32    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Treasury Services

(dollar amounts in millions)	1Q07	4Q06	3Q06	2Q06	1Q06	1Q07 vs. 1Q06
Revenue:
Global payment services	$63	$62	$61	$62	$64	(2)%
Other	12	10	9	9	8	68
Total noninterest revenue	75	72	70	71	72	6
Net interest revenue	32	30	29	31	30	3
Total revenue	107	102	99	102	102	5
Noninterest expense	79	78	75	73	73	7
Income before taxes	$28	$24	$24	$29	$29	(1)%

Average loans	$688	$772	$615	$593	$520	32%
Average assets	$5,952	$5,628	$5,355	$5,462	$5,667	5%
Average deposits	$5,353	$5,036	$4,714	$4,851	$5,099	5%
Average common equity	$350	$342	$342	$342	$342	2%
Return on common equity (annualized)	22%	18%	19%	23%	23%
Pre-tax operating margin	27%	23%	24%	29%	28%

Employees at period-end	2,600	2,600	2,600	2,600	2,600

Treasury Services includes working capital solutions (formerly Global Cash Management); Mellon Financial Markets (capital markets business); and Mellon Institutional Banking (large corporate banking). Working Capital Solutions revenue is driven by the volume of transactions processed, types of service provided and net interest revenue earned from deposit balances generated by activity across the business operations. Mellon Financial Markets’ revenue is driven by the volume and size of our fixed income securities transactions in both the primary and secondary markets, the volume of money market fund balances distributed by Mellon Financial Markets, as well as the underwriting of transactions for clients in the public finance, asset-backed finance and debt capital markets groups. Mellon Institutional Banking’s revenue is primarily driven by loan levels.

Income before taxes decreased $1 million, or 1%, in the first quarter of 2007 compared with the first quarter of 2006.

Noninterest revenue increased $3 million due to higher other fee revenue.

Net interest revenue increased $2 million, or 3%, in the first quarter of 2007 compared with the first quarter of 2006 primarily resulting from higher deposit levels at Working Capital Solutions.

Noninterest expense increased $6 million, or 7%, primarily in support of business growth.

Mellon Financial Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Other sector

(in millions)	1Q07	4Q06	3Q06	2Q06	1Q06
Revenue:
Noninterest revenue	$52	$48	$51	$54	$65
Net interest revenue	(25)	(22)	(21)	(29)	(20)
Total revenue	27	26	30	25	45
Credit quality expense	3	5	(1)	(3)	1
Noninterest expense	56	102	54	58	81
Income (loss) before taxes	$(32)	$(81)	$(23)	$(30)	$(37)

The Other sector includes:

•	Business exits activity, which includes

•	the results of large ticket leasing, which is in a runoff mode;

•	cash management revenue and expense from contracts that expire in 2007 with agencies of the Federal government that will not be renewed; and

•	several small non-strategic businesses;

•	Corporate treasury activities; and

•	certain corporate revenue and expense that does not relate to, and therefore has not been fully allocated for management reporting purposes to, the business sectors.

Revenue in the Other sector primarily reflects:

•	revenue from Corporate and Bank owned life insurance;

•	cash management revenue from contracts with agencies of the Federal government noted above,

•	net interest revenue from the leasing portfolio, which is in a runoff mode;

•	net interest revenue from the securities portfolio less amounts credited to the business sectors for deposits and other liabilities used to fund the portfolio;

•	gains (losses) from the sale of securities and other assets; and

•	interest revenue on capital above amounts of economic capital allocated to the business sectors, net of funding costs of other assets.

Noninterest expense includes:

•	direct expenses supporting the contracts with agencies of the Federal government noted above; and

•	the portion of direct expenses of central shared services and corporate activities not assigned or allocated to the operations of each business sector.

Average economic capital represents capital in excess of amounts of economic capital allocated to the business sectors, as well as economic capital required to support, business exits and corporate treasury.

Our credit strategy has been to exit all credit relationships for which a broad fee-based relationship resulting from the cross-sale of our fee-based services does not exist or is not anticipated. The loans and leases included in business exits are primarily Mellon’s large ticket lease portfolio, which was principally transaction-based.

A net loss from continuing operations before taxes of $32 million was recorded in the Other sector for the first quarter of 2007 compared to a net loss before taxes of $37 million in the first quarter of 2006.

Total revenue declined $18 million resulting from the first quarter 2006 gain on the sale of the large corporate real estate loan portfolio, and lower revenue in the first quarter of 2007 due to the expiration, in 2006, of the transitional services agreement relating to our HR businesses we sold in 2005. Noninterest expense declined $25 million, principally due to lower under absorbed overhead in

34    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

the Other sector due to growth in the business sectors.

The Other sector also reflects the following activity:

In the first quarter of 2007:

•	Merger-related expenses relating to the proposed merger with The Bank of New York of $8 million and a $12 million litigation reserve charge.

In the first quarter of 2006:

•	a $19 million pre-tax charge in connection with payments, awards and benefits for our former chairman and chief executive officer, pursuant to his employment agreement; and

•

the sale of the large corporate real estate loan portfolio in the first quarter of 2006 at a gain of $7 million pre-tax (reported in financing-related revenue), partially offset by severance expense of $1 million and other expense of $1 million, for a net gain of $5 million pre-tax.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Total shareholders’ equity	$4,894	$4,676	$4,198
Total shareholders’ equity to assets ratio (a)	12.10%	11.27%	11.07%

Tangible shareholders’ equity	$2,022	$1,829	$1,873
Tangible shareholders’ equity to assets ratio (a)(b)	5.38%	4.74%	5.26%

Tier I capital ratio (a)(c)	12.89%	12.14%	11.22%
Total (Tier I plus Tier II) capital ratio (a)(c)	18.89%	18.54%	17.36%
Leverage capital ratio (a)(c)	9.62%	9.06%	8.58%
Total Tier I capital (a)	$3,689	$3,485	$3,001
Total (Tier I plus Tier II)capital (a)	$5,406	$5,322	$4,643
Total risk-adjusted assets (a)	$28,622	$28,713	$26,743
Average assets - leverage capital basis (a)	$38,362	$38,466	$34,980

Book value per common share	$11.76	$11.26	$10.15
Tangible book value per common share	$4.86	$4.41	$4.53
Dividend per share (quarterly)	$.22	$.22	$.20
Dividend yield (d)	2.0%	2.0%	2.2%
Closing common stock price per share	$43.14	$42.15	$35.60
Market capitalization	$17,961	$17,502	$14,723
Common shares outstanding	416,332	415,237	413,555
(a)	Includes discontinued operations.
(b)	Shareholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. If the benefit of the deferred tax liability associated with tax deductible goodwill is deducted from goodwill as provided for in guidance from the Federal Reserve on the inclusion of trust-preferred securities in Tier I capital, the tangible shareholders’ equity to assets ratio would have been 5.75%, 5.09% and 5.77%.
(c)	The required minimum Tier I, Total and Leverage capital ratios are 4%, 8% and 3%, respectively, as defined by the Federal Reserve Board. For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.
(d)	Annualized ratio.

The total and tangible shareholders’ equity to assets ratios increased at March 31, 2007 compared with both Dec. 31, 2006 and March 31, 2006. The increases compared with Dec. 31, 2006, reflect earnings retention, a smaller balance sheet and lower unrealized mark-to-market losses in the

Mellon Financial Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

securities available for sale portfolio. The increases compared with March 31, 2006, reflect earnings retention and lower unrealized mark-to-market losses in the securities available for sale portfolio, partially offset by a larger balance sheet and the impact of adopting FAS 158 (Employers Accounting for Defined Benefit Pension and Other Postretirement Plans) in the fourth quarter of 2006.

The Tier I, Total and Leverage capital ratios at March 31, 2007 increased compared with both Dec. 31, 2006 and March 31, 2006. The increase compared with Dec. 31, 2006 primarily resulted from earnings retention. The increase compared with March 31, 2006 resulted from earnings retention and the issuance of $372 million of Tier I qualifying trust-preferred securities and the common stock issued in the Walter Scott & Partners acquisition, partially offset by goodwill and intangibles created in the Walter Scott & Partners acquisition and a higher period-end balance sheet. Mellon intends to maintain its ratios above the well-capitalized levels. For a discussion of our capital management policies, see page 32 of Mellon’s 2006 Annual Report.

In September 2005, Mellon’s Board of Directors authorized a new share repurchase program of up to 25 million shares of common stock. During the first quarter of 2007, 2.2 million common shares were repurchased by Mellon under this program. Included in the shares repurchased during the first quarter of 2007 were 1,125,000 shares purchased from the Mellon Bank Retirement Plan for a total of $50 million. The shares were purchased in increments of 75 thousand per day over a 15 business day period at the volume weighted average price each day as reported by Bloomberg. At March 31, 2007, the Mellon Bank Retirement Plan did not hold any shares of Mellon common stock. Following the share repurchases in the first quarter of 2007, 9.5 million common shares are available for repurchase under the September 2005 repurchase program, which does not have an expiration date. Since Jan. 1, 1999, Mellon’s Board of Directors has authorized seven repurchase programs for a total of 170 million shares. Share reissuances totaled 3.7 million for the first quarter of 2007, primarily for employee benefit plan purposes.

Share repurchases during first quarter 2007 (common shares in thousands)	Total shares repurchased		Average price per share (a)	Total shares repurchased as part of a publicly announced plan
January 2007	133		$43.47	110
February 2007	1,699		45.04	1,312
March 2007	765		43.44	700
First quarter 2007	2,597	(b)	$44.49	2,122
(a)	Amounts include commissions paid, which were not significant. Total purchase price in the first quarter of 2007 was $115 million.
(b)	Includes 475 thousand shares, at a purchase price of approximately $22 million, purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

Credit risk

For a discussion of credit risk and the process of controlling and monitoring credit risk, see page 37 of Mellon’s 2006 Annual Report.

Composition of loan portfolio

The total loan portfolio at March 31, 2007 increased $134 million compared with Dec. 31, 2006. The increase primarily resulted from higher international loans and leases primarily reflecting loans to our former Canadian insurance premium financing subsidiary (CAFO) that was sold with AFCO on Jan. 2, 2007.

At March 31, 2007, approximately 83% of the loans to our large corporate commercial and financial customers had an investment grade credit rating. Investment grade loans and commitments are those where the customer has a Moody’s long-term rating of Baa3 or better; and/or a Standard and Poor’s long-term rating of BBB- or better; or if unrated, an equivalent rating using our internal risk ratings.

36    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Composition of loan portfolio (in millions)	March 31, 2007		Dec. 31, 2006
Domestic loans and leases:
Commercial and financial	$1,689		$1,675
Commercial real estate	1,650		1,637
Personal (a)	2,283		2,222
Lease finance assets (b)	236		304
Total domestic loans and leases	5,858		5,838
International loans and leases	265		151
Total loans and leases, net of unearned discount	$6,123	(c)	$5,989
(a)	Primarily consists of secured and unsecured loans, credit lines and mortgages for customers in the Wealth Management sector.
(b)	Represents large ticket lease assets that will run-off through repayments and possible sales with no new originations anticipated.
(c)	Approximately $4.9 billion, or 80%, of the total loan portfolio is to Wealth Management customers.

Off-balance sheet financial instruments with contract amounts that represent credit risk

Off-balance sheet financial instruments with contract amounts that represent credit risk (a)(b) (in millions)	March 31, 2007	Dec. 31, 2006
Unfunded commitments to extend credit (c):
Expire within one year	$3,814	$3,980
Expire within one to five years	8,248	7,763
Expire over five years	216	321
Total unfunded commitments to extend credit	12,278	12,064

Commercial letters of credit (d)	3	3

Other guarantees and indemnities:
Standby letters of credit and foreign and other guarantees (e)	1,560	1,481
Custodian securities lent with indemnification against broker default of return of securities	146,806	122,640
Liquidity support provided to Three Rivers Funding Corp.	3,694	3,213
(a)	For a further discussion, see pages 106 through 109 of Mellon’s 2006 Annual Report.
(b)	Total contractual amounts do not necessarily represent future cash requirements.
(c)	Net of participations totaling $407 million at March 31, 2007 and $427 million at Dec. 31, 2006.
(d)	Net of participations and collateral totaling $3 million at March 31, 2007 and $17 million at Dec. 31, 2006.
(e)	Net of participations and cash collateral totaling $139 million at March 31, 2007 and $145 million at Dec. 31, 2006. At March 31, 2007, standby letters of credit and foreign and other guarantees had a weighted average maturity of approximately 1.5 years.

Unfunded commitments to extend credit

Total unfunded commitments to extend credit increased $214 million, or 2%, compared with Dec. 31, 2006. Unfunded commitments to extend credit expiring over one year increased $380 million, or 5%, compared with Dec. 31, 2006. At March 31, 2007, approximately 96% of unfunded loan commitments to our large corporate commercial and financial customers had an investment grade credit rating.

Other guarantees and indemnities

In the normal course of business, Mellon offers guarantees in support of certain joint ventures and subsidiaries, and certain other guarantees and indemnities.

Standby letters of credit and foreign and other guarantees irrevocably obligate Mellon for a stated period to disburse funds to a third-party beneficiary if our customer fails to perform under the terms of an agreement with the beneficiary. We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. At March 31, 2007, we had a liability of $8 million related to letters of credit.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. Securities are lent with and without indemnification against broker default. Custodian securities lent with indemnification against broker default of return of securities totaled $147 billion at March 31, 2007 and were primarily collateralized by cash, or to a lesser degree securities.

For additional information on standby letters of credit and foreign and other guarantees, and custodian securities lent with indemnification against broker default of return of securities, see pages 49, 50, 107 and 108 of Mellon’s 2006 Annual Report.

Mellon Financial Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Mellon’s primary banking subsidiary, Mellon Bank, and ABN AMRO Bank N.V. (ABN AMRO) entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law to be jointly and severally liable with the joint venture to parties that have a provable contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled $107 billion at March 31, 2007, compared with $47 billion at March 31, 2006, primarily relating to securities lending activity. Agency securities lending represented $101 billion of this guarantee at March 31, 2007, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions were collateralized primarily with cash and Organisation for Economic Co-operation and Development (OECD) government securities totaling $97 billion. The joint venture also indemnifies $139 million of cash collateral reinvested in repurchase agreements for risk of market or credit loss. The potential exposure of this guarantee assumes that there is no capital or assets of the joint venture to satisfy such claims, and that there is no level of contribution by ABN AMRO, which has an S&P 500 long-term credit rating of AA- and a Moody’s senior debt rating of Aa2.

Mellon Bank has a referral relationship with, and provides administrative services to, Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either Mellon Bank or Mellon. Its financial results are not included in the financial statements of Mellon Bank or Mellon. Fee revenue of $1 million was received from TRFC in the first quarter of 2007 and less than $1 million in the first quarter of 2006. At March 31, 2007, TRFC’s receivables totaled $3.678 billion and commercial paper outstanding totaled $3.694 billion compared with $3.200 billion and $3.213 billion, respectively, at Dec. 31, 2006. A letter of credit provided by Mellon Bank in support of TRFC’s commercial paper totaled $174 million at March 31, 2007 compared with $149 million at Dec. 31, 2006. Mellon’s maximum loss exposure related to TRFC is the full amount of the liquidity facility provided to TRFC or $3.694 billion, at March 31, 2007. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s receivables were wholly uncollectible. In addition, there are significant structural protections built into each transaction to provide protection against uncollectible receivables. The facilities that provide liquidity and credit support to TRFC are included in the Off-balance sheet financial instruments with contract amounts that represent credit risk table on page 37. The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments. For a further discussion of our relationship with TRFC, see Note 7 of Mellon’s 2006 Annual Report.

Mellon has also provided customary representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services. We have purchased insurance to mitigate certain of these risks. Mellon is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with respect to such agreements.

38    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Nonperforming assets

Nonperforming assets (dollar amounts in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Nonaccrual loans and leases:
Commercial and financial	$—	$—	$1
Commercial real estate	1	—	—
Personal	1	1	2
Lease finance assets	1	1	10
Total nonaccrual loans and leases (a)	3	2	13
Total acquired property	—	2	3
Total nonperforming assets	$3	$4	$16
Nonaccrual loans as a percentage of total loans	.05%	.04%	.19%
Nonperforming assets as a percentage of Tier I capital plus the reserve for loan losses	.08%	.12%	.51%
(a)	Includes, for all periods presented, less than $1 million of loans with both principal and interest less than 90 days past due but placed on nonaccrual status by management discretion.

Nonperforming assets totaled $3 million at March 31, 2007, down from $4 million at Dec. 31, 2006 and $16 million at March 31, 2006. The decrease compared with March 31, 2006 was primarily due to the payment of a regional airline lease receivable. Additional information regarding our practices for placing assets on nonaccrual status is presented in the “Nonperforming assets” discussion and in Note 1 in Mellon’s 2006 Annual Report.

At March 31, 2007, loans that were 30-59 days, 60-89 days and 90 days or more past due as to principal or interest totaled $14 million, $1 million and $4 million, respectively. Loans 90 days or more past due that are not classified as nonaccrual loans were either well secured and in the process of collection or were personal loans that are automatically charged off upon reaching various stages of delinquency.

Provision and reserve for credit exposure

Mellon’s accounting policy regarding the reserve for credit exposure is regarded as a critical accounting policy in that it involves significant management valuation judgments. For a further discussion of our accounting policy relating to the reserve for credit exposure, see pages 57 and 58 of our 2006 Annual Report. The allocation of the reserve for credit exposure is presented below. This allocation is judgmental, and the entire reserve is available to absorb credit losses regardless of the type of loss.

Reserve for credit exposure (in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Reserve for loan losses:
Base reserves:
Commercial and financial	$36	$33	$31
Personal	3	3	3
Lease finance assets	10	17	22
Total domestic base reserve	49	53	56
International	3	3	4
Total reserve for loan losses	$52	$56	$60
Reserve for unfunded commitments:
Commitments	$83	$77	$74
Letters of credit and bankers acceptances	8	7	8
Total reserve for unfunded commitments	$91	$84	$82
Total reserve for credit exposure	$143	$140	$142

The total reserve for loan losses decreased $4 million and the reserve for unfunded commitments increased $7 million at March 31, 2007, compared with Dec. 31, 2006. The decrease in the reserve for loan losses primarily reflects the sale of leases. The increase in the unfunded commitment reserve reflects an increase in large corporate commitments and an increase in reserve rates for unsecured commitments. Mellon’s management concluded that, at March 31, 2007, the overall reserve level was appropriate for the estimated inherent losses in the loan portfolio.

Mellon Financial Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

Reserve activity Quarter ended	March 31, 2007		Dec. 31, 2006		March 31, 2006
(dollar amounts in millions)	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments	Loan losses	Unfunded commitments
Reserve at beginning of period	$56	$84	$55	$80	$63	$78
Total credit losses	—	—	—	—	—	—
Total recoveries	—	—	—	—	—	—
Total net credit recoveries (losses)	—	—	—	—	—	—
Provision for credit losses	(4)	7	1	4	(3)	4
Reserve at end of period	$52	$91	$56	$84	$60	$82
Reserve for loan losses as a percentage of total loans (a)	.85%	N/M	.94%	N/M	.91%	N/M
Reserve for unfunded commitments as a percentage of unfunded commitments (a)	N/M	.66%	N/M	.62%	N/M	.62%
(a)	At period-end.

N/M - Not meaningful.

Operational risk

For a discussion of the management of operational risk, see page 43 of Mellon’s 2006 Annual Report.

Market and liquidity risk

For a discussion of the management of market and liquidity risk, see pages 43 and 44 of Mellon’s 2006 Annual Report.

Liquidity and dividends

We manage our liquidity position with the objective of maintaining the ability to fund commitments and to repay liabilities in accordance with their terms, even during periods of market or financial stress. Through active liquidity management, we seek to ensure that changes in funding requirements can be accommodated without materially impacting net income. Core demand and time deposits, obtained from our Wealth Management, Asset Servicing, Issuer Services and Treasury Services businesses, are used in conjunction with long-term debt to provide stable sources of funding. Purchased funds, acquired from a variety of sources and customers in worldwide financial markets, are used to supplement the core sources of funding. Liquid assets, in the form of money market investments and portfolio securities available for sale, may also be utilized to meet short-term requirements for cash. Liquidity is managed on both a consolidated basis and at the Mellon Financial Corporation (Parent Corporation) level.

The Parent Corporation has access to the following principal sources of liquidity: dividend and interest payments from its subsidiaries, the commercial paper market, a revolving credit agreement with Mellon Bank, and access to the capital markets. The ability of national bank subsidiaries to pay dividends to the Parent Corporation is subject to certain regulatory limitations, as discussed in Note 24 of Mellon’s 2006 Annual Report. Under the more restrictive limitation, Mellon’s national bank subsidiaries can, without prior regulatory approval, declare dividends subsequent to March 31, 2007 of up to approximately $180 million, less any dividends declared and plus or minus net profits or losses, as defined, earned between April 1, 2007 and the date of any such dividend declaration. To comply with regulatory guidelines, the Parent Corporation and its subsidiary banks continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition.

At March 31, 2007, the Parent Corporation held $860 million of cash. It also has a $200 million revolving credit agreement with Mellon Bank, Mellon’s primary bank subsidiary, with a June 2007 expiration date. The credit agreement was executed at market terms. Under this agreement, any borrowings are to be collateralized with eligible

40    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

assets of our non-bank subsidiaries. There were no borrowings under this facility at March 31, 2007. At March 31, 2007, the Parent Corporation also had the ability to issue an interdeterminate amount of debt, equity and junior subordinated debentures under a shelf registration statement filed on July 21, 2006 subject to maintaining eligibility to use the registration statement. There were no contractual maturities of long-term debt in the first quarter of 2007. Contractual maturities will total approximately $840 million for the remainder of 2007, approximately $440 million of which is for obligations of Mellon Bank. Access to the capital markets is partially dependent on Mellon’s and Mellon Bank’s credit ratings, some of which are shown in the following table. These credit ratings have been updated since Dec. 31, 2006.

Debt ratings at March 31, 2007	Standard & Poor’s	Moody’s	Fitch
Mellon Financial Corporation:
Commercial paper	A-1	P-1	F1+
Senior debt	A+	Aa3	AA-
Subordinated debt	A	A1	A+
Mellon Bank:
Long-term deposits	AA-	Aa2	AA
Subordinated debt	A+	Aa3	A+

We paid $92 million in common stock dividends in the first quarter of 2007 compared with $83 million in the first quarter of 2006. The common stock dividend payout ratio, on a net income basis, was 36% in the first quarter of 2007 on a dividend of $.22 per common share compared with 40% in the first quarter of 2006 on a dividend of $.20 per share. Based upon shares outstanding at March 31, 2007 and the current quarterly common stock dividend rate of $.22 per share (which is the maximum amount of the quarterly dividend permitted under the merger agreement with The Bank of New York), the aggregate annual common stock dividend is expected to be approximately $365 million.

As shown in the consolidated statement of cash flows, cash and due from banks decreased $649 million during the first three months of 2007 to $2.205 billion. The decrease resulted from $1.657 billion of net cash used in financing activities, partially offset by $741 million of net cash provided by investing activities and $266 million of net cash provided by operating activities. Net cash used in financing activities primarily resulted from a decrease in deposits and repurchases of common stock, partially offset by a higher level of short-term borrowings. Net cash provided by investing activities primarily resulted from net proceeds from divestitures and a lower level of short term investments.

Junior subordinated debentures

Based on current interest rate expectations and subject to our ability to issue replacement securities prior to the proposed merger with The Bank of New York described in Note 13 of Notes to Financial Statements, we intend to redeem our Series A and Series B junior subordinated debentures, each issued for a face value of $515 million, in the second quarter of 2007. The securities are redeemable at 103.86% and 103.9975% of the liquidation amounts during the 12-month periods beginning on Dec. 1, 2006 and Jan. 15, 2007, respectively. We expect to replace these securities in the second quarter with a combination of Tier I qualifying capital securities and senior debt securities that would reduce our future funding costs. Redemption of both securities would result in a total pre-tax charge to income of $46 million for the redemption premiums and write-off of unamortized issuance costs. Junior subordinated debentures are included in long-term debt on our balance sheet.

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

Selected average balances (a) (in millions)	Quarter ended
	March 31, 2007	Dec. 31, 2006	March 31, 2006
Assets:
Money market investments	$4,160	$3,774	$2,317
Trading account securities	504	480	309
Securities	18,447	18,408	17,444
Loans	6,085	6,101	5,979
Total interest-earning assets	29,196	28,763	26,049
Noninterest-earning assets	11,247	11,335	10,119
Reserve for loan losses	(57)	(56)	(62)
Assets of discontinued operations	656	1,320	1,408
Total assets	$41,042	$41,362	$37,514
Funds supporting total assets:
Core funds	$38,648	$38,695	$34,499
Purchased funds	2,394	2,667	3,015
Funds supporting total assets	$41,042	$41,362	$37,514
(a)	Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

Average interest-earning assets in the first quarter of 2007, increased $433 million compared with the fourth quarter of 2006 and $3.147 billion compared with the first quarter of 2006. Both increases resulted from a higher level of securities and money market investments. The increase in average securities, compared with both periods, was due to purchases of high quality floating rate and other short duration mortgage-backed securities. The proportion of average core funds to average total assets in the first quarter of 2007 was 94% compared with 92% in the first quarter of 2006. See page 46 of Mellon’s 2006 Annual Report for a definition of core and purchased funds.

Interest rate sensitivity analysis

Interest rate risk is measured using net interest revenue simulation and portfolio equity simulation analyses. The following table illustrates the simulation analysis of the impact of a 50, 100 and 200 basis point shift upward or 50, 100 and 200 basis point shift downward in short-term interest rates on net interest revenue and earnings per share. Principal cash flows anticipated over the next twelve months from discretionary investments and loans in business exits (discussed on page 34) are assumed to be reinvested in floating rate assets, while term debt maturing within the next twelve months is replaced with variable rate funding.

This analysis was prepared using the levels of all interest-earning assets, supporting funds and derivative instruments used for interest rate risk management at March 31, 2007. The impact of the rate movements was developed by simulating the effect of rates changing in a gradual fashion over a six-month period from the March 31, 2007 levels and remaining at those levels thereafter. Financial market conditions and management’s response to events may cause actual results to differ from simulated results. Additional information regarding Mellon’s interest rate risk management is presented in the “Interest rate sensitivity analysis” discussion on pages 46 through 48 in Mellon’s 2006 Annual Report.

Interest rate simulation sensitivity analysis	Simulated increase (decrease) in the next 12 months
	compared with a scenario of unchanged rates		Memo: compared with last 12 months’ actual results
	Net interest revenue	Earnings per share	Net interest revenue	Earnings per share
Movement in interest rates from March 31, 2007 rates:
Unchanged	N/A	N/A	6.2%	$0.05
Up 50 bp	1.5%	$0.01	7.7%	$0.06
Up 100 bp	2.9	0.02	9.2	0.07
Up 200 bp	2.9	0.02	9.2	0.07
Down 50 bp	(1.8)%	$(0.01)	4.2%	$0.03
Down 100 bp	(3.6)	(0.03)	2.3	0.02
Down 200 bp	(7.1)	(0.06)	(1.4)	(0.01)

N/A - Not applicable.

bp - basis points.

When compared with the last 12 months’ actual results, the asset sensitive position primarily results from agency structured notes that have been or are expected to be called in the second and third

42    Mellon Financial Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

quarters of 2007 and replaced with floating rate securities. In addition, it reflects the expected redemption of the Series A and B junior subordinated debentures and the issuance of new hybrid and debt securities at lower rates.

The anticipated impact on net interest revenue under the various scenarios did not exceed our guidelines for assuming interest rate risk at March 31, 2007, nor did it exceed our guidelines at March 31, 2006.

Managing interest rate risk with derivative instruments

Derivatives are used as part of Mellon’s overall asset/liability management process to augment the management of interest rate exposure. Mellon enters into interest rate swaps designated as fair value hedges, to convert portions of our fixed rate long-term debt to floating rate debt and, to a small degree, certain fixed rate certificates of deposit to variable rate certificates of deposit. The fixed rate liability instruments are changed to variable rate instruments by entering into receive fixed/pay variable swaps. The gross notional amount of interest rate swaps used to manage interest rate risk was $1.635 billion at March 31, 2007, compared with $1.635 billion at Dec. 31, 2006 and $2.835 billion at March 31, 2006. The gross notional value at March 31, 2007 was comprised of swaps associated with long-term debt, which had a weighted average maturity of approximately 6.5 years and weighted average interest rates received and paid of 4.72% and 5.36%, respectively. The decrease in notional value of the interest rate swaps at March 31, 2007 compared with March 31, 2006 primarily resulted from the termination of interest rate swaps that hedged long-term debt. Additional information regarding these contracts is presented in Note 27 of Mellon’s 2006 Annual Report.

The net interest differential between interest revenue and interest expense on all interest rate swaps managing interest rate risk resulted in interest expense of $3 million in the first quarter of 2007 compared with interest revenue of $7 million in the first quarter of 2006. Ineffectiveness of $2 million was recorded for the three months ended March 31, 2007. No ineffectiveness was recorded for the three months ended March 31, 2006. At March 31, 2007, there were no outstanding cash flow hedges.

Derivative instruments used for trading purposes

Mellon enters into various foreign exchange and interest rate derivative contracts for trading purposes. Trading activities primarily involve providing various derivative products to customers to assist them in managing foreign currency exchange risk, interest rate risk and equity price risk and for managing our risks in certain trading portfolios and as part of our proprietary trading activities. All of these instruments are carried at market value with realized and unrealized gains and losses included in foreign exchange and other trading activities revenue. Additional information regarding these contracts is presented in Note 27 of Mellon’s 2006 Annual Report.

Derivative instruments used for trading purposes (notional amounts in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Commitments to purchase and sell foreign currency contracts	$128,045	$112,644	$92,480
Foreign currency option contracts purchased	843	1,065	3,967
Foreign currency option contracts written	859	1,223	5,304
Interest rate agreements:
Interest rate swaps	18,786	18,346	15,734
Options, caps and floors purchased	601	582	521
Options, caps and floors written	808	842	806
Futures and forward contracts	9,377	10,671	10,159
Equity options (purchased and written)	989	1,207	1,831
Credit default swaps	271	321	574
Total return swaps	167	148	42

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk. (continued)

March 31, 2007, and approximately $5 million for each of the 60 business-day periods ending Dec. 31, 2006 and March 31, 2006.

Critical accounting policies

Our significant accounting policies are discussed in Note 1 of Mellon’s 2006 Annual Report. Our critical accounting policies are those related to establishing the reserve for credit exposure, accounting for pensions, and accounting for identified intangible assets and goodwill, as referenced below.

Critical policy	Reference
Provision and reserve for credit exposure	Mellon’s 2006 Annual Report, pages 57 and 58.

Accounting for pensions	Mellon’s 2006 Annual Report, pages 58, 95, 96 and 97.

Accounting for identified intangible assets and goodwill	Mellon’s 2006 Annual Report, pages 58 and 59.

Recent Accounting Developments

SFAS No. 157 - Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued after Jan. 1, 2008. We are currently evaluating the impact of this standard on our results of operations and financial position, and do not expect it to be material.

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

The EITF requires that the deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer because the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits will be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. At adoption, any liability recognized will be recorded as a direct adjustment to the beginning balance of retained earnings and reported as a change in accounting principle.

The EITF is effective Jan. 1, 2008. We are currently evaluating the impact of this EITF, but do not expect it to be material.

SFAS No. 159 - Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued after Jan. 1, 2008. We are currently evaluating the impact of this standard on our results of operations and financial position.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 3 of Notes to Financial Statements.

44    Mellon Financial Corporation

Item 4. Controls and Procedures.

The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2007, of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of March 31, 2007, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Corporation may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there was no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Mellon Financial Corporation    45

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of Mellon Financial Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: expected cash contributions to funded defined benefit pension plans; amounts of contingent and deferred consideration payable for acquisitions; possible increase in state tax reserves; expected immaterial impact of disposition of businesses in discontinued operations; run-off of certain securities available for sale by the end of the second quarter of 2007; collectibility of securities; estimated annual amortization expense; future financial goals, including future revenue, expenses and earnings; the use of excess capital; statements with respect to the proposed merger with The Bank of New York, including the expected date for the special meeting to vote on the merger and the expected closing date of the merger with The Bank of New York and expectations with respect to merger and integration related costs and operations after the merger; the impact on investment management fees of changes in the S&P 500 Index and the FTSE; expected net periodic pension cost for 2007; the expected tax provisioning rate for the second quarter of 2007 and the adequacy of tax accruals; the expected impact of settlements of certain matters with the IRS; uncertainty of impact of acquisitions on income before taxes; intention to maintain capital ratios above well-capitalized levels; future deductibility of disallowed tax deductions; the impact of FASB Statements and a FASB Emerging Issues Task Force consensus; economic capital allocations; liabilities for guarantees and indemnities; possible losses related to Three Rivers Funding Corporation; credit exposure reserve appropriateness; expected annual common stock dividend; the Corporation’s liquidity management objectives; simulation of changes in interest rates; the value-at-risk for trading activities and credit default swaps; intentions with respect to junior subordinated debentures and expected reduced funding costs; expected effect of the settlement with the United States Attorney; and litigation results.

These forward-looking statements and other forward-looking statements contained in other public disclosures of the Corporation, which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control). Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to: the businesses of the Corporation and The Bank of New York may not be integrated successfully or the integration may be more difficult, time-consuming or costly than expected; the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction; revenues following the transaction may be lower than expected as a result of losses of customers or other reasons; deposit attrition, operating costs, customer loss and business disruption following the transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; governmental or shareholder approvals of the transaction may not be obtained on the proposed terms or expected timeframe or at all; changes in political and economic conditions; equity, fixed-income and foreign exchange market fluctuations; changes in the mix of assets under management; changes in the mix of deposits; the effects of the adoption of new accounting standards; corporate and personal customers’ bankruptcies; operational risk; inflation; levels of tax-free income; technological change; success in the timely development of new products and services; competitive product and pricing pressures within the Corporation’s markets; consumer spending and savings habits; interest rate fluctuations; geographic sources of income; monetary fluctuations; currency rate fluctuations; acquisitions and integrations of acquired businesses; changes in law; changes in fiscal, monetary, regulatory, trade and tax policies and laws; success in gaining regulatory approvals when required; the uncertainties inherent in the litigation and litigation settlement process; and the effects of terrorist acts and the results of the war on terrorism; as well as other risks and uncertainties detailed elsewhere or incorporated by reference in this Quarterly Report on Form 10-Q and in subsequent reports filed by the Corporation with the

46    Mellon Financial Corporation

Cautionary Statement (continued)

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

Mellon Financial Corporation    47

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

As previously reported in a Current Report on Form 8-K dated Aug. 18, 2006, our bank subsidiary, Mellon Bank, entered into a settlement agreement with the United States Attorney for the Western District of Pennsylvania that relates to the April 2001 incident in Mellon’s Pittsburgh IRS Processing Unit. Under the terms of the settlement, Mellon has agreed to have an independent third party monitor compliance with the terms of the agreement for a three year period. No monetary penalties or fines were imposed by the agreement, although Mellon has reimbursed the federal government for $30 thousand of costs incurred by an outside vendor. If Mellon complies with the terms of the agreement, the U.S. Attorney will not prosecute Mellon. The agreement should not impair Mellon’s ability to serve as a long-standing government contractor. Mellon is currently in discussions with the Department of Justice (“DOJ”) regarding possible claims the DOJ may assert against Mellon under the False Claims Act arising out of the April 2001 incident in Mellon’s Pittsburgh IRS Processing Unit. There can be no assurance that an agreement will be reached between Mellon and the DOJ.

As previously reported in a Current Report on Form 8-K dated Sept. 30, 2005, Mellon Investor Services LLC (“MIS”), our transfer agent subsidiary, has received a “Wells Notice” from the Philadelphia District Office of the Securities and Exchange Commission (SEC) indicating that the staff intends to recommend that the SEC bring a civil injunctive action against MIS for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. A Wells Notice indicates that the SEC’s staff has made a preliminary decision to recommend that the SEC authorize the staff to bring a civil action. However, a Wells Notice is not a formal allegation or proof of wrongdoing. The notice provides MIS the opportunity to respond formally to the SEC staff before the staff makes a final determination whether to recommend that the SEC initiate an action.

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

48    Mellon Financial Corporation

PART II - OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Information regarding repurchases by the Corporation of its equity securities appears under “Capital” on page 36 of this report and is incorporated into this Item by reference.

Item 6. Exhibits.

2.1	Amended and Restated Agreement and Plan of Merger, dated Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007 by and between Mellon Financial Corporation, The Bank of New York Company, Inc. and The Bank of New York Mellon Corporation.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.

3.2	By-Laws of Mellon Financial Corporation, as amended effective April 17, 2007.

10.1	Description of restricted stock units granted to Robert P. Kelly on Feb. 20, 2007.

10.2	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Mellon Financial Corporation    49

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON FINANCIAL CORPORATION
(Registrant)

Date: May 4, 2007	By:	/s/ Michael A. Bryson
Michael A. Bryson
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

50    Mellon Financial Corporation

CORPORATE INFORMATION

Business of Mellon

Mellon Financial Corporation is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Through our six business sectors (Asset Management, Wealth Management, Asset Servicing, Issuer Services, Treasury Services and Other), we serve two distinct major classes of clients - financial institutions, corporations and government bodies, as well as entities sponsored by them; and high net worth individuals and families, family offices and charitable endowments. For financial institutions, corporations and government bodies, as well as entities sponsored by them, we provide investment management, trust and custody; foreign exchange; securities lending; performance analytics; fund administration, outsourcing solutions for investment managers; shareholder services; working capital solutions; and banking services. For individuals and families, family offices and charitable endowments, we provide mutual funds, separate accounts, wealth management and private banking services. Mellon’s asset management businesses, which include The Dreyfus Corporation, U.K.-based Newton Investment Management and Walter Scott & Partners Limited, as well as a number of additional subsidiaries and investment management boutiques, provide investment products in many asset classes and investment styles. Although Mellon’s largest domestic subsidiaries are headquartered primarily in the Northeast and mid-Atlantic regions, most of our products and services are offered globally. Mellon’s principal executive office is located at One Mellon Center, 500 Grant Street, Pittsburgh, PA 15258 (telephone: (412) 234-5000).

Exchange Listing

Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol MEL.

Stock Prices

Prices for Mellon’s common stock can be viewed at www.mellon.com.

Transfer Agent and Registrar

Mellon Investor Services

P.O. Box 3316

South Hackensack, NJ 07606

or

Mellon Investor Services

Newport Office Center VII

480 Washington Boulevard

Jersey City, NJ 07310

Shareholder Services

Mellon Investor Services maintains the records for our registered shareholders and can provide a variety of services at no charge such as those involving:

•	Change of name or address

•	Consolidation of accounts

•	Duplicate mailings

•	Dividend reinvestment enrollment

•	Lost stock certificates

•	Transfer of stock to another person

Direct Stock Purchase and Dividend Reinvestment Plan

The Direct Stock Purchase and Dividend Reinvestment Plan provides a way to purchase shares of common stock directly from Mellon at the current market value. Nonshareholders may purchase their first shares of Mellon’s common stock through the Plan, and shareholders may increase their shareholding by reinvesting cash dividends and through optional cash investments. Plan details are in a prospectus, which may be viewed online at www.melloninvestor.com or obtained in a hard copy by calling 1 800 205-7699.

Dividend Payments

Subject to approval of the board of directors, dividends are paid on Mellon’s common stock on or about the 15th day of February, May, August and November.

Electronic Deposit of Dividends

Registered shareholders may have quarterly dividends paid on Mellon’s common stock deposited electronically to their checking or savings account, free of charge. To have your dividends deposited electronically, send a written request by e-mail to shrrelations@mellon.com or by mail to Mellon Investor Services, P.O. Box 3316, South Hackensack, NJ 07606. For more information, call 1 800 205-7699.

Form 10-K and Shareholder Publications

For a free copy of Mellon’s Annual Report on Form 10-K or the quarterly earnings news release on Form 8-K, as filed with the Securities and Exchange Commission, send a written request by e-mail to mellon_10-K/8-K@mellon.com or by mail to the Secretary of Mellon, One Mellon Center, Room 4826, Pittsburgh, PA 15258-0001.

The 2006 Annual Report, as well as Forms 10-K, 8-K and 10-Q, and quarterly earnings and other news releases can be viewed and printed at www.mellon.com.

Internet Access

Mellon:

    www.mellon.com

Mellon Investor Services:

    www.melloninvestor.com

Investor Relations

Visit www.mellon.com/investorrelations or call (412) 234-5601.

Publication Requests/Securities Transfer Agent

To request the Annual Report or quarterly information or to address issues regarding stock holdings, certificate replacement/transfer, dividends and address changes, visit www.melloninvestor.com or call 1 800 205-7699.

Corporate Social Responsibility

Corporate Social Responsibility information is available online at www.mellon.com or by calling (412) 234-8680.

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

24 hours a day/7 days a week

Toll-free in the U.S. 1 800 205-7699

Outside the U.S. (201) 680-6578

Telecommunications Device for the Deaf (TDD) Lines

Toll-free in the U.S. 1 800 231-5469

Outside the U.S. (201) 680-6610

By mail

Mellon Investor Services

P.O. Box 3316

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

Mellon Financial Corporation    51

Index to Exhibits

Exhibit No.	Description	Method of Filing
2.1	Amended and Restated Agreement and Plan of Merger, dated Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007 by and between Mellon Financial Corporation, The Bank of New York Company, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Annex A to Amendment No. 2 to the Registration Statement on Form S-4 filed by The Bank of New York Mellon Corporation with the SEC on April 17, 2007, and incorporated herein by reference.

3.1	Restated Articles of Incorporation of Mellon Financial Corporation, as amended and restated as of Sept. 17, 1998, and as amended Oct. 18, 1999.	Previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q (File No. 1-7410) for the quarter ended Sept. 30, 1999, and incorporated herein by reference.

3.2	By-Laws of Mellon Financial Corporation, as amended effective April 17, 2007.	Filed herewith.

10.1	Description of restricted stock units granted to Robert P. Kelly on Feb. 20, 2007.	Previously filed as Item 5.02 to Current Report on Form 8-K (File No. 1-7410) dated Feb. 20, 2007, and incorporated herein by reference.

10.2	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation (Parent Corporation).	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges, Mellon Financial Corporation and its subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith.

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

52    Mellon Financial Corporation